Form 10-Q
period 1996-03-31
HOLLINGER INTERNATIONAL INC
filed 1996-05-15
CIK 868512

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996

                        Commission file Number 0-24004


                         HOLLINGER INTERNATIONAL INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                          95-3518892
          (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

            401 North Wabash Avenue, Suite 740, Chicago, IL 60611
         (Address of Principal executive offices)          (Zip Code)

             Registrant's telephone number, including area code:
                                (312)321-2299

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             YES  [X]     NO  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


     CLASS                     OUTSTANDING AT MAY 3, 1996
     Class A Common Stock
     par value $.01 per share          58,065,754 shares

     Class B Common Stock
     par value $.01 per share          14,990,000 shares

                                    INDEX

                         HOLLINGER INTERNATIONAL INC.


        PART I.          FINANCIAL INFORMATION                    PAGE

        Item 1.          Financial Statements                       1

        Item 2.          Management's Discussion and Analysis
                         of Results of Operations
                         and Financial Condition                    7


        PART II.    OTHER INFORMATION

        Item 6.     Exhibits and reports
                    on Form 8-K                                    13

                    Signatures                                     14

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 1996 and March 31, 1995
                (Amounts in Thousands, Except Per Share Data)

                                                            Three Months
                                                        1996            1995
Operating Revenues:
  Advertising                                         $ 160,357     $ 151,621
  Circulation                                            76,049        59,466
  Job printing                                           12,621        11,563
  Other                                                   4,866         4,106
                                                       --------      --------
    Total Operating Revenues                            253,893       226,756
                                                       --------      --------

Operating Costs and Expenses:
  Operating costs                                       202,803       176,092
  General and administrative                             24,436        20,991
  Depreciation and amortization                          12,841        12,603
  Allocable expense from Hollinger Inc.                   1,940         1,537
                                                       --------      --------
    Total Operating Costs and Expenses                  242,020       211,223
                                                       --------      --------

Operating Income                                         11,873        15,533
                                                       --------      --------

Other Income and (Expense):
  Interest expense, net                                 (12,564)      (10,761)
  Equity in earnings of affiliates                        3,407         5,728
  Non-operating income                                    2,501        12,499
                                                       --------      --------
     Total Other Income and (Expense)                    (6,656)        7,466
                                                       --------      --------

Earnings (Loss) before Income Taxes, Minority
  Interest, and Extraordinary Item                        5,217        22,999
Provision for Income Taxes                                1,700         7,314
                                                       --------      --------
Earnings (Loss) before Minority Interest
  and Extraordinary Item                                  3,517        15,685
Minority Interest                                         5,421         7,944
                                                       --------      --------
Earnings (Loss) before Extraordinary Item                (1,904)        7,741
Extraordinary Loss on Debt Extinguishments               (2,150)            -
                                                       --------      --------

Net Earnings (Loss)                                   $  (4,054)    $   7,741
                                                       ========      ========

Earnings (Loss) per Common Share:
  Earnings (Loss) before Extraordinary Item           $   (0.03)    $    0.14
  Extraordinary Loss on Debt Extinguishments              (0.03)            -
                                                       --------      --------

Net Earnings (Loss) Per Share                         $   (0.06)    $    0.14
                                                       ========      ========

Weighted Average Shares Outstanding                      66,056        56,956
                                                       ========      ========

                HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1996 and December 31, 1995
                            (Amounts in Thousands)



                                                    Mar. 31,        Dec. 31,
                                                      1996            1995
                ASSETS
Current Assets:
   Cash and cash equivalents                    $   92,684       $   23,810
   Accounts receivable, net                        140,633          134,511
   Inventories                                      23,164           25,684
   Other current assets                             13,618           13,562
                                                 ---------        ---------
      Total Current Assets                         270,099          197,567
Property, Plant, and Equipment, net                189,461          193,407
Intangible Assets, net                             526,972          529,694
Investments in Affiliates                          478,566          463,527
Other Assets                                       187,504          185,910
                                                 ---------        ---------

      Total Assets                              $1,652,602       $1,570,105
                                                 =========        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                             $   36,576       $   38,646
   Accrued expenses                                 64,758           50,874
   Deferred revenue                                 24,489           22,902
   Income taxes payable                              7,128           12,390
   Bank loans                                        9,157          147,866
   Current installments of long-term debt           55,154           27,552
   Due to Hollinger Inc.                             4,074           21,512
                                                 ---------        ---------
      Total Current Liabilities                    201,336          321,742
Long-Term Debt                                     509,857          446,234
Other Long-Term Debt                               102,583          103,135

      Total Liabilities                            813,776          871,111

Minority Interest                                   97,738           97,298
Redeemable Preferred Stock                         306,608          306,452
Stockholders' Equity                               434,480          295,244
                                                 ---------        ---------

      Total Liabilities and
         Stockholders' Equity                   $1,652,602       $1,570,105
                                                ==========        =========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1996 and March 31, 1995
                             (Amounts in Thousands)




                                                       1996            1995
Cash Flows From Operating Activities:
   Net earnings (loss)                              $  (4,054)      $   7,741
   Items not involving cash:
      Depreciation & Amortization                      12,841          12,682
      Equity in affiliates                             (2,896)         (5,427)
      Minority interest                                 5,421           7,944
      Gain on sale of investment                            -         (11,968)
      Other non-cash items                              2,316           4,495
   Changes in working capital, net                      2,086         (28,906)
                                                     --------        --------
      Cash Provided By (Used) In
         Operating Activities                          15,714         (13,439)
                                                     --------        --------

Cash Flows From Investing Activities:
   Capital expenditures                                (4,051)         (5,764)
   Proceeds from sales of assets                        2,484             163
   Acquisitions, net                                   (5,071)              -
   Collections on long-term receivable                  2,568           2,566
   Other investing activities                           1,196           1,400
                                                     --------        --------

      Cash (Used) In Investing Activities              (2,874)         (1,635)
                                                     --------        --------

Cash Flows From Financing Activities:
   Changes in debt                                    (70,806)        (10,325)
   Changes in due to Hollinger                          4,395         (72,811)
   Proceeds from common stock                         141,511               -
   Dividends to minority interests                     (3,207)         (2,116)
   Cash dividends paid                                 (7,852)           (584)
   Other financing activities                          (7,942)            406
                                                     --------        --------

      Cash Provided By (Used) In
         Financing Activities                          56,099         (85,430)
                                                     --------        --------

Effect Of Exchange Rate Changes On Cash                   (65)          2,948
                                                     --------        --------

Net Increase (Decrease) In Cash                        68,874         (97,556)
Cash At Beginning Of Period                            23,810         117,425
                                                     --------        --------

Cash At End of Period                               $  92,684       $  19,869
                                                     ========        ========

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unaudited Financial Statements

     This report updates the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in accordance with the instructions to Form 10-Q. It is presumed that the reader has already read the Company's Annual Report on Form 10-K.

     The accompanying financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements, as provided at year end.

     The reader is reminded that the results of operations for interim periods are not necessarily indicative of the results for the complete fiscal year.


Note 2 - Principles of Consolidation and Presentation

     The Company is a subsidiary of Hollinger Inc., a Canadian Corporation, which owns approximately 66.5% of the combined equity ownership interest and approximately 88.2% of the combined voting power of the outstanding Common Stock of the Company.

     These unaudited financial statements present the accounts of Hollinger International Inc. and its subsidiaries (the "Company"). The Company's principal operating subsidiaries are the Chicago Sun-Times, Inc. and subsidiaries ("CST"); American Publishing Company and subsidiaries ("APC"); and The Telegraph plc and subsidiaries ("Telegraph"). The Company's principal operating affiliates (accounted for on the equity method) are John Fairfax Holdings Limited and subsidiaries ("Fairfax") and Southam Inc. and subsidiaries ("Southam"). The Company's other significant subsidiaries are Hollinger International Publishing Inc. ("Publishing"); the Sun-Times Company ("STC"); DT Holdings Limited ("DTH");and First DT Holdings Limited ("FDTH"). "Jerusalem Post" refers to the subsidiaries of the Company which publish THE JERUSALEM POST.

     All significant intercompany balances and transactions have been eliminated. Prior period amounts include all reclassifications necessary to conform to current presentations.


Note  3 - Sale of Subordinated Notes and Common Stock

     During the first quarter of 1996, the Company sold $250.0 million principal amount of 9.25% Senior Subordinated Notes, through Publishing, and
16.1 million shares of Class A Common Stock at $9.25 per share.  The combined
net proceeds of these   sales were $384.6 million.  This was used to repay
$130.0 million of short-term bank debt, $160.0 million of long-term bank debt, and $20.8 million of short-term debt due to Hollinger Inc., plus accrued interest in each case. The remaining proceeds were added to the Company's cash and cash equivalents for use in general corporate purposes.

Note 4 - Extraordinary Item

     The extingishment of three credit facilities prior to their expiration dates required the recognition of a loss on extinguishment of debt of $3.5 million before tax benefits of $1.3 million. The loss represents the write-off of unamortized deferred financing fees.

Note 5 - Subsequent Events

     On April 24, 1996 the Company announced a proposal to acquire all of the outstanding ordinary shares of Telegraph not presently controlled by the Company for 560p ($8.46) per share, plus a special cash dividend of 10p ($0.15) per share and a contingent cash payment if Telegraph's 24.7% interest in Fairfax is sold in the next two years at a price (net of any tax incurred in the disposal or distribution of disposal proceeds) in excess of $3.00(Australian) per share. The per share amount of any such additional cash payment will be paid pro rata to minority shareholders of the Telegraph. The acquisition would take place via a "scheme of arrangement" under Section 425 of the English Companies Act of 1985 ("Plan") and will require the approval of a majority in number, representing three-fourths in value, of the relevant minority holders of Telegraph shares present and voting at meetings of Telegraph's shareholders, as well as approval of an English court.

The total consideration payable by the Company (not including the special dividend to be paid by Telegraph or the contingent payment related to Fairfax) is estimated at approximately $420 million, based on recent exchange rates.

     The Company has received commitments for bank credit facilities and bridge financing from The Toronto-Dominion Bank and Toronto Dominion Capital, respectively, to provide the necessary financing for the transaction. In addition, the Company is considering raising up to $150 million in equity financing, subject to market conditions, which may be used to reduce or repay indebtedness to be incurred in connection with the Plan. Consummation of the Plan is not conditioned upon any such equity financing.

     On April 30, 1996 the Company concluded a strategic trade of several newspapers with Garden States Newspapers, Inc. The Company acquired the TRIBUNE-DEMOCRAT in Johnstown Pennsylvania, with a daily circulation of 47,000, in exchange for six smaller daily newspapers, several weekly newspapers, and an undisclosed amount of cash.

     HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     The Company's business is concentrated in the publishing, printing, and distribution of newspapers and is divided between the United States Newspaper Group and the International Newspaper Group. The United States Newspaper Group consists of the Chicago Group, comprised of the CHICAGO SUN-TIMES and suburban newspapers in the Chicago metropolitan area and American Publishing Company, comprised of the Company's community newspapers, operating in 29 states, and (for reporting and administrative purposes) Jerusalem Post. The International Newspaper Group includes the operating results of the Telegraph and the Company's equity share in the earnings of Fairfax and Southam.


Results of Operations

     The Company experienced a loss of $4.1 million, or 6 cents per share, in the first quarter of 1996. This compares with earnings of $7.7 million, or 14 cents per share, in 1995. The net loss for 1996 before extraordinary items was $1.9 million, or 3 cents per share, compared with earnings of $7.7 million, or 14 cents per share, in 1995.

     The comparison of year over year net earnings was affected negatively by a number of nonrecurring items, including a gain on the sale of an investment by Telegraph in 1995, net costs of a new magazine for THE SUNDAY TELEGRAPH, and costs associated with the termination of senior executives and redundancy costs related to the opening of a new printing plant at Fairfax. These nonrecurring items caused a $5.8 million, or 10 cents per share, reduction in earnings comparisons between the two first quarters. Earnings were also negatively impacted by newsprint and other paper costs that escalated rapidly during 1995 and entered 1996 at much higher levels than in the first quarter of 1995. Fortunately, newsprint prices appear to have peaked and seem to be trending downward. Nevertheless, the effect of the increase in newsprint and other paper costs for publications that were included in both years amounted to approximately $10.1 million, or 15 cents per share. Without the effects of nonrecurring items and increased newsprint and other paper costs, earnings before extraordinary items would have been $9.3 million in the first quarter of 1996 and $3.0 million in 1995.

     Total revenues for the Company's first quarter increased 12% to $253.9 million from $226.8 million last year, largely due to increased cover prices in the United Kingdom and to revenue contributed by community newspapers that were acquired in the last quarter of 1995. Depreciation and amortization increased by $0.2 million, reflecting the 1995 purchase of community newspapers offset, in part, by a $1.8 million decrease that results from a re-evaluation of the remaining useful life of certain intangible assets.

                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                     1996                            1995
                                                     ----                            ----
                                              Amount      Percent         Amount           Percent
                                              ------      -------         ------           -------
                                                        (dollar amounts in thousands)
Operating Revenues:
   United States Newspaper Group            $142,347       56.1 %        $129,770           57.2 %
   International Newspaper Group             111,546       43.9            96,986           42.8
                                            --------      -----          --------          -----
      Total Operating Revenues              $253,893      100.0 %        $226,756          100.0 %
                                            ========      =====          ========          =====
Operating Income:
   United States Newspaper Group            $  3,242       27.3 %        $  7,139           46.0 %
   International Newspaper Group               8,631       72.7             8,394           54.0
                                            --------      -----          --------          -----
      Total Operating Income                $ 11,873      100.0 %        $ 15,533          100.0 %
                                            ========      =====          ========          =====
United States Newspaper Group
   Operating Revenues:
      Advertising                           $ 92,861       65.2 %        $ 84,552           65.2 %
      Circulation                             34,771       24.4            31,615           24.4
      Job Printing and Other                  14,715       10.4            13,603           10.4
                                            --------      -----          --------          -----
          Total Operating Revenues           142,347      100.0 %         129,770          100.0 %
                                            ========      =====          ========          =====

   Compensation Costs                         54,389       38.2            50,365           38.8
   Newsprint                                  29,864       21.0            20,996           16.2
   Other Operating Costs                      42,944       30.2            40,367           31.1
   Depreciation and Amortization              10,399        7.3             9,722            7.5
   Expenses from Hollinger Inc.                1,509        1.1             1,181            1.0
                                            --------      -----          --------          -----
      Total Oper. Cost & Exp.                139,105       97.8           122,631           94.6
                                            --------      -----          --------          -----
      Operating Income                      $  3,242        2.2 %        $  7,139            5.4 %
                                            ========      =====          ========          =====

International Newspaper Group
   Operating Revenues:
      Advertising                           $ 67,496       60.5 %        $ 67,069           69.2 %
      Circulation                             41,278       37.0            27,851           28.7
      Job Printing and Other                   2,772        2.5             2,066            2.1
                                            --------      -----          --------          -----
         Total Operating Revenues            111,546      100.0 %          96,986          100.0 %
                                            --------      -----          --------          -----

   Compensation Costs                         18,178       16.3            18,088           18.7
   Newsprint                                  26,427       23.7            19,576           20.2
   Other Operating Costs                      55,436       49.7            47,691           49.2
   Depreciation and Amortization               2,442        2.2             2,881            3.0
   Expenses from Hollinger Inc.                  432        0.4               356            0.4
                                            --------      -----          --------          -----
      Total Oper. Cost & Exp.                102,915       92.3            88,592           91.5
                                            --------      -----          --------          -----
      Operating Income                      $  8,631        7.7 %        $  8,394            8.5 %
                                            ========      =====          ========          =====

EBITDA:
   United States Newspaper Group            $ 13,641       55.2 %        $ 16,861           59.9 %
   International Newspaper Group              11,073       44.8            11,276           40.1
                                            --------      -----          --------          -----
      Total EBITDA                          $ 24,714      100.0 %        $ 28,137          100.0 %
                                            ========      =====          ========          =====

EBITDA Margin:
   United States Newspaper Group                            9.6 %                           13.0 %
   International Newspaper Group                            9.9 %                           11.6 %
      Total EBITDA                                          9.7 %                           12.4 %

United States Newspaper Group

     Operating revenues in the United States Newspaper Group were $142.3 million in the first quarter of 1996, an increase of $12.6 million, or 9.7%, over the same period in 1995. The Chicago Group's operating revenue of $78.5 million decreased $1.1 million, or 1.3%, due to a $2.2 million, or 4.0%, decline in advertising revenues reflecting weakness in local economic activity. American Publishing Company (formerly referred to as the Community Newspaper Group) reported operating revenues of $63.9 million, an increase of $13.6 million, or 27.1%, over last year. The community newspapers acquired during the fourth quarter of 1995 added $13.0 million to operating revenues, while existing community newspaper operating revenues increased by $1.0 million.
This increase was partially offset by a decline of $.4 million at the Jerusalem Post as it entered the down year in the job printing cycle for the local "Golden Pages."

     Operating costs and expenses increased by $16.5 million to $139.1 million. Higher newsprint costs at existing publications caused $7.1 million of the increase. Excluding this increase, operating costs and expenses would have been 92.8% of operating revenue in the first quarter of 1996, compared with 94.5% in the prior year.

     The United States Newspaper Group's operating income decreased by $3.9 million to $3.2 million in the first quarter of 1996, compared with $7.1 million in 1995. This was essentially due to higher newsprint costs and, to a lesser extent, reduced advertising revenues within the Chicago Group, which was partially offset by higher revenues and earnings among American Publishing Company's community newspapers.


International Newspaper Group

     Operating revenues for the International Newspaper Group were $111.5 million in the first quarter of 1996, an increase of $14.6 million, or 15.0%, over 1995. Most of the advance could be attributed to circulation revenue gains of $13.4 million and reflects an easing of the cover price war involving THE DAILY TELEGRAPH.

     Operating costs and expenses of $102.9 million for the period were up by $14.3 million from a year earlier. Higher newsprint costs caused $6.9 million of the increase. Excluding this increase, operating costs and expenses would have been 86.1% of operating revenues in the first quarter of 1996, compared with 91.5% in the prior year. Costs and expenses also increased as a consequence of the costs associated with product enhancements to strengthen THE DAILY TELEGRAPH's competitive marketing situation. This includes the new THE SUNDAY TELEGRAPH MAGAZINE, launched in September, 1995 and the "Connected" supplement with THE DAILY TELEGRAPH on Tuesdays, launched in January, 1996

     The International Newspaper Group's operating income increased $0.2 million to $8.6 million in the first quarter of 1996, compared with $8.4 million in 1995. Higher revenues were partially offset by higher newsprint costs of $6.9 million and product enhancement costs of $3.2 million.


Net Interest Expense

     Net interest expense increased $1.8 million to $12.6 million in the first quarter of 1996, compared with $10.8 million last year. Most of the increase was the result of higher average debt levels related to the cost of community newspaper acquisitions completed in the fourth quarter of 1995 and the purchases of additional Telegraph shares in December, 1995.


Equity in Earnings of Affiliates

     Equity in the earnings of affiliates declined by $2.3 million to $3.4 million in the first quarter of 1996, compared with $5.7 million in 1995. The Company's share of higher newsprint costs at Fairfax and Southam amounted to $2.3 million during the first quarter of 1996. In addition, the Company's share of first quarter 1996 costs recorded by Fairfax associated with the termination of senior executives and redundancy costs related to the opening of a new printing plant totaled $1.4 million.


Non-Operating Income

     Non-operating income decreased by $10.0 million to $2.5 million in the first quarter of 1996, compared with $12.5 million in 1995. The 1995 amount included a gain on the sale of marketable securities of $11.9 million, while nothing comparable occurred in 1996.

Income Taxes

     Income taxes of $1.7 million were recorded in the first quarter of 1996, compared with income taxes of $7.3 million in 1995. The change in tax provisions was essentially due to the change in earnings for the respective periods.


Minority Interest

     Minority interest was $5.4 million in the first quarter of 1996, compared with $7.9 million in 1995. Most of the decrease could be attributed to lower net earnings at Telegraph, primarily as a result of 1995 including the gain on sale of marketable securities, and, to a much lesser extent, to the reduction in the minority interest in Telegraph following the Company's purchase of additional Telegraph shares in December, 1995.


Extraordinary Loss

     The extingishment of three credit facilities during the first quarter of 1996, prior to their expiration dates, required the write-off of unamortized deferred financing costs of $3.5 million before taxes with related tax benefits of $1.3 million.


Financial Condition

        The cash flow from operating activities, before changes in working capital, was $13.6 million in the first quarter of 1996, compared with $15.5 million in the first quarter of 1995. This was the net result of various factors, with the most significant single factor being a $9.8 million, net of income taxes, increase, in newsprint and other paper costs for publications owned in both quarters. Working capital reductions added $2.1 million to operating cash flow in 1996. Working capital increases used $28.9 million of cash in the first quarter of 1995, due to income tax payments, largely related to gains on the sale of Telegraph shares in 1994, and accounts receivable increases in 1995.

     Cash used in investing activities was $2.9 million in the first quarter of 1996 and $1.6 million in 1995. The 1996 cash uses included the expenditure of $5.1 million for various miscellaneous community newspaper acquisitions by American Publishing Company in 1996.

     In the first quarter of 1996, the Company sold $250.0 million principal amount of 9.25% Senior Subordinated Notes, through Publishing, and 16.1 million shares of Class A Common Stock at $9.25 with combined net proceeds of $384.6 million. Most of this was used to repay $310.8 million in previously existing debt, while the remainder furnished the basis for $56.1 million net cash inflow from financing activities in the first quarter of 1996. In the first quarter of 1995, debt repayments and, to a far lesser extent, dividends to minority interests caused an cash outflow of $85.4 million.

     Consolidated net cash inflow for the first quarter of 1996 was $68.9 million and increased the Company's cash position to $92.7 million. The Company also has a new and unused credit facility of $100.0 million available and believes that it has sufficient means to provide for ordinary operating cash needs.

     Subsequent to the end of the quarter, the Company announced its intention to purchase the minority shares in Telegraph at a cost of approximately $420 million. The Company has commitments for bank credit facilities and bridge financing sufficient to finance this proposed transaction.


Other

     Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on Form 10-K for a discussion of factors that may affect such statements.

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



        (a) Exhibits


            None


        (b) Reports on Form 8-K


               The Company filed a current report on Form 8-K
            on April 24, 1996, reporting an event under Item 5 on Form 8-K.

               The Company filed a current report on Form 8-K
            on May 3, 1996, reporting an event under Item 5 on Form 8-K.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HOLLINGER INTERNATIONAL INC.
                                  Registrant



Date:  May  15, 1996          By: /S/ J. A. Boultbee
                                  J. A. Boultbee
                                  Vice President, Finance
                                  and Treasury