Form 10-Q
period 1996-06-30
HOLLINGER INTERNATIONAL INC
filed 1996-08-14
CIK 868512

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1996

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


     CLASS                  OUTSTANDING AT August 14, 1996
     Class A Common Stock
     par value $.01 per share          69,565,754 shares

     Class B Common Stock
     par value $.01 per share          14,990,000 shares

                                    INDEX

                        HOLLINGER INTERNATIONAL INC.


PART I.     FINANCIAL INFORMATION                    PAGE

Item 1.     Financial Statements                       1

Item 2.     Management's Discussion and Analysis
            of Results of Operations
            and Financial Condition                    X


PART II.    OTHER INFORMATION

Item 6.     Exhibits and reports
            on Form 8-K                               XX

            Signatures                                XX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1996 and June 30, 1995
                 (Amounts in Thousands, Except Per Share Data)

                                                                    Three Months                    Six Months
                                                               1996             1995            1996            1995
Operating Revenues:
  Advertising                                              $   169,579     $     159,857    $   329,936     $   311,478
  Circulation                                                   78,299            59,507        154,349         118,973
  Job printing                                                  13,479            12,035         26,100          23,598
  Other                                                          5,892             4,230         10,758           8,336
                                                           -----------     -------------    -----------     -----------
     Total Operating Revenues                                  267,249           235,629        521,143         462,385
                                                           -----------     -------------    -----------     -----------

Operating Costs and Expenses:
  Operating costs                                              203,546           185,476        406,349         361,568
  General and administrative                                    23,136            23,348         47,572          44,339
  Depreciation and amortization                                 12,002            12,720         24,843          25,323
  Allocable expense from Hollinger Inc.                          1,780             1,237          3,720           2,774
                                                           -----------     -------------    -----------     -----------
     Total Operating Costs and Expenses                        240,464           222,781        482,484         434,004
                                                           -----------     -------------    -----------     -----------

Operating Income                                                26,785            12,848         38,659          28,381
                                                           -----------     -------------    -----------     -----------

Other Income and (Expense):
  Interest expense, net                                        (13,295)           (6,875)       (25,859)        (17,636)
  Equity in earnings of affiliates                               2,714            11,331          6,121          17,059
  Non-operating income                                           2,185            (1,656)         4,687          10,843
                                                           -----------     -------------    -----------     -----------
     Total Other Income and (Expense)                           (8,396)            2,800        (15,051)         10,266
                                                           -----------     -------------    -----------     -----------


Earnings before Income Taxes, Minority
  Interest, and Extraordinary Item                              18,389            15,648         23,608          38,647
Provision for Income Taxes                                       7,220             4,859          8,920          12,173
                                                           -----------     -------------    -----------     -----------
Earnings before Minority Interest
  and Extraordinary Item                                        11,169            10,789         14,688          26,474
Minority Interest                                                4,539             6,488          9,960          14,432
                                                           -----------     -------------    -----------     -----------
Earnings  before Extraordinary Item                              6,630             4,301          4,728          12,042
Extraordinary Loss on Debt Extinguishments                         -                 -           (2,150)            -
                                                           -----------     -------------    -----------     -----------

Net Earnings                                               $     6,630     $       4,301    $     2,578     $    12,042
                                                           ===========     =============    ===========     ===========

Earnings per Common Share:
  Earnings  before Extraordinary Item                      $      0.09     $        0.08    $      0.06     $      0.21
  Extraordinary Loss on Debt Extinguishments                       -                 -            (0.03)            -
                                                           -----------     -------------    -----------     -----------

Net Earnings Per Common Share                              $      0.09     $        0.08    $      0.03     $      0.21
                                                           ===========     =============    ===========     ===========

Weighted Average Shares Outstanding                             73,056            56,956         69,633          56,956
                                                           ===========     =============    ===========     ===========



                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1996 and December 31, 1995
                             (Amounts in Thousands)



                                                                              June 30,     Dec. 31,
                                                                                1996           1995
      ASSETS
Current Assets:
   Cash and cash equivalents                                                   $    64,515  $    23,810
   Accounts receivable, net                                                        157,191      134,511
   Due from affiliated companies                                                   220,721            0
   Inventories                                                                      19,342       25,684
   Other current assets                                                             12,218       13,562
                                                                               -----------  -----------
      Total Current Assets                                                         473,987      197,567
Property, Plant, and Equipment, net                                                192,879      193,407
Intangible Assets, net                                                             562,934      529,694
Investments in Affiliates                                                          477,009      463,527
Other Assets                                                                       194,091      185,910
                                                                               -----------  -----------

      Total Assets                                                             $ 1,900,900  $ 1,570,105
                                                                               ===========  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                            $    32,285  $    38,646
   Accrued expenses                                                                 77,819       50,874
   Deferred revenue                                                                 25,443       22,902
   Income taxes payable                                                              5,950       12,390
   Bank loans                                                                      247,535      147,866
   Current installments of long-term debt                                           55,298       27,552
   Due to Hollinger Inc.                                                             3,954       21,512
                                                                               -----------  -----------
      Total Current Liabilities                                                    448,284      321,742
Long-Term Debt                                                                     512,295      446,234
Other Long-Term Liabilities                                                        103,673      103,135
                                                                               -----------  -----------

      Total Liabilities                                                          1,064,252      871,111

Minority Interest                                                                   96,955       97,298
Redeemable Preferred Stock                                                         306,242      306,452
Stockholders' Equity                                                               433,451      295,244
                                                                               -----------  -----------

      Total Liabilities and
         Stockholders' Equity                                                  $ 1,900,900  $ 1,570,105
                                                                               ===========  ===========


                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1996 and June 30, 1995
                             (Amounts in Thousands)




                                                                                   1996                1995
Cash Flows From Operating Activities:
  Net earnings                                                                    $ 2,578             $12,042
  Items not involving cash:
    Depreciation & Amortization                                                    24,843              25,323
    Equity in earnings affiliates, net                                                972              (6,298)
    Minority interest                                                               9,960              14,432
    Gain on sale of investment                                                          0             (11,968)
    Other non-cash items                                                           10,398               4,960
  Changes in working capital, net                                                  (9,606)            (42,858)
                                                                                  -------             -------
    Cash Provided By (Used) In
      Operating Activities                                                         39,145              (4,367)
                                                                                  -------             -------

Cash Flows From Investing Activities:
  Capital expenditures                                                            (10,368)             (9,476)
  Proceeds from sales of assets                                                        15                 132
  Acquisitions, net                                                               (44,451)             (2,410)
  Proceeds from marketable securities                                                   0              17,700
  Collections on long-term receivable                                               5,601               5,796
  Other investing activities                                                          180              (1,461)
                                                                                  -------             -------

      Cash Provided By (Used) In
       Investing Activities                                                       (49,023)             10,281
                                                                                  -------             -------

Cash Flows From Financing Activities:
  Changes in debt                                                                 169,787             (13,172)
  Changes in due to affiliated companies                                         (215,641)            (68,897)
  Proceeds from common stock                                                      141,337                   0
  Dividends to minority interests                                                 (12,408)            (11,067)
  Cash dividends paid                                                             (15,428)             (1,167)
  Other financing activities                                                      (13,396)              2,678
                                                                                  -------             -------

      Cash Provided By (Used) In
        Financing Activities                                                       54,251             (91,625)
                                                                                  -------             -------

Effect Of Exchange Rate Changes On Cash                                            (3,668)              1,503
                                                                                  -------             -------

Net Increase (Decrease) In Cash                                                    40,705             (84,208)
Cash At Beginning Of Period                                                        23,810             117,425
                                                                                  -------             -------

Cash At End of Period                                                             $64,515             $33,217
                                                                                  =======             =======

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

Note 2 - Principles of Consolidation and Presentation

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which owns approximately 66.5% of the combined equity ownership interest and approximately 88.2% of the combined voting power of the outstanding Common Stock of the Company. Following the sale of additional Class A Common Stock referred to in Note 7, Hollinger Inc. owns approximately 57.5% of the combined equity ownership interest and approximately 83.6% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the PRIDES or upon conversion of the Series A Preferred Stock.

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


Note  3 - Sale of Subordinated Notes and Common Stock

     During the first quarter of 1996, the Company sold $250.0 million principal amount of 9.25% Senior Subordinated Notes, through Publishing, and 16,100,000 shares of Class A Common Stock at $9.25 per share. The combined net proceeds of these sales were $384.6 million. This was used to repay $130.0 million of short-term bank debt, $160.0 million of long-term bank debt, and $20.8 million of short-term debt due to Hollinger Inc., plus accrued interest in each case. The remaining proceeds were added to the Company's cash and cash equivalents for use in general corporate purposes.


Note 4 - Extraordinary Item

     The extingishment of three credit facilities, in February 1996, prior to their expiration dates required the recognition of a loss on extinguishment of debt of $3.5 million before tax benefits of $1.3 million. The loss represents the write-off of unamortized deferred financing fees.

Note 5 - Acquisitions and Disposals

     On April 30, 1996, the Company concluded a strategic trade of several newspapers with Garden States Newspapers, Inc. The Company acquired the TRIBUNE-DEMOCRAT in Johnstown Pennsylvania, with a daily circulation of 46,000, in exchange for six smaller daily newspapers, several weekly newspapers, and approximately $31.4 million in cash, subject to certain adjustments.


Note 6 - Advance to Affiliate

        On May 24, 1996, the Company entered into a short-term loan facility with a Canadian chartered bank in the amount of Canadian $300 million (the "Southam Facility"). The Southam Facility consists of a secured, non-amortizing credit facility guaranteed by Hollinger Inc. which is repayable on or prior to November 25, 1996. The Company borrowed $218.8 million (Canadian $298.8 million) under this facility and advanced the proceeds to a subsidiary of Hollinger Inc. as a loan which was used to finance the purchase of an additional 21.5% interest in the common shares of Southam from Power Corporation of Canada. This purchase increased the Company's and Hollinger Inc.'s combined holdings in Southam to approximately 41.5% of Southam's outstanding common shares, including 19.5% which is currently held by the Company. The Company will have the right to acquire a substantial equity interest in the subsidiary company which purchased these additional Southam shares.


Note 7 - Subsequent Events

     On July 31, 1996, the Company completed its Scheme of Arrangement to purchase all of the outstanding ordinary shares of Telegraph which it did not already own. The purchase for the shares was 560p ($8.68) per share, plus a special cash dividend of 10p ($0.15) per share and a contingent cash payment if Telegraph's 24.7% interest in Fairfax is sold in the next two years at a price (net of any tax incurred in the disposal or distribution of disposal proceeds) in excess of $3.00(Australian) per share. The total consideration paid by the Company (including the special dividend paid to holders of Telegraph minority shares and the net amount payable in respect of outstanding Telegraph options, but not the contingent payment related to Fairfax) was approximately $455.1 million. The acquisition was effected by means of a "Scheme of Transaction" under Section 425 of the Companies Act of 1985 of Great Britain. As a result, Telegraph became an indirect wholly owned subsidiary of the Company. On the same date, Telegraph changed its name to the Telegraph Group Limited and was delisted on the London Stock Exchange.

        In a series of transactions occurring in early August 1996, the Company sold 11,500,000 shares of Class A Common Stock at $9.75 per share and 20,700,000 9-3/4% PRIDES (Preferred Redeemable Increased Dividend Equity Securities) at $9.75 per PRIDES. The PRIDES are depository shares representing one-half share of Series B Convertible Preferred Stock of the Company that will mandatorily convert on the Mandatory Conversion Date of August 1, 2000 into one share of Class A Common Stock and the right to receive an amount in cash equal to all accrued and unpaid dividends therefrom, unless either previously redeemed or converted at the option of their holder.. The PRIDES will pay cumulative quarterly dividends at a rates of 9 3/4% per annum (equivalent to $0.9506 per PRIDES) and will have an aggregate liquidation preference equal to their issue price plus any accrued and unpaid dividends thereon. The combined net proceeds of these sales were $301.1 million The proceeds were used, first, to finance a portion of the Company's acquisition of the minority interest in Telegraph and pay outstanding indebtedness of Telegraph and related transaction costs (approximately $193 million), to pay a portion of the Southam Facility indebtedness (approximately $55 million), and the balance will be used for general corporate purposes, including working capital.

     In connection with the Scheme, the Company entered into definitive agreements with certain financial institutions for short term bank credit facilities and bridge financing in the aggregate amount of approximately $625.0 million. On August 7, 1996, the Company borrowed approximately $130.0 million under the Amended Publishing Bank Credit Facility and approximately $305.0 million under the FDTH Credit Facility, which funds, together with the net proceeds of the concurrent offerings of Class A Common Stock and PRIDES, were used to finance the Scheme (approximately $455.1 million), pay outstanding debt of the Telegraph (approximately $139.5 million) and pay related transaction costs (approximately $8.1 million).

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


Results of Operations

     The Company reported second quarter net earnings of $6.6 million, or 9 cents per share compared with $4.3 million, or 8 cents per share, in 1995. For the first six months of 1996, net earnings was $2.6 million, or 3 cents per share, compared with $12.0 million, or 21 cents per share, in the same period of 1995. Net earnings before extraordinary items was $4.7 million, or 6 cents per share, in the first six months of 1996, compared with $12.0 million, or 21 cents per share, in the same period of 1995.

        The comparison of year over year net earnings was affected negatively by a number of unusual and nonrecurring items, including a gain on the sale of an investment by Telegraph in the first quarter of 1995, net costs of a new magazine for THE SUNDAY TELEGRAPH, costs associated with the termination of senior executives and redundancy costs related to the opening of a new printing plant at Fairfax, and redundancy and other unusual costs at Telegraph's joint venture printing plants in 1995. These unusual items account for $0.4 million, or 1 cent per share of the difference, between the second quarters of the two
years and $5.4 million, or 9 cents per share,   between the first six months of
1996 and 1995.

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                   1996                                  1995
                                                                   ----                                  ----
                                                            Amount            Percent             Amount        Percent
                                                          --------            -------            --------       -------
                                                                       (dollar amounts in thousands)
Operating Revenues:
    United States Newspaper Group                         $153,739              57.5 %           $139,625         59.3 %
    International Newspaper Group                          113,510              42.5               96,004         40.7
                                                          --------             -----             --------        -----
       Total Operating Revenues                           $267,249             100.0 %           $235,629        100.0 %
                                                          ========             =====             ========        =====

Operating Income:
    United States Newspaper Group                          $18,696              69.8 %            $12,925        100.6 %
    International Newspaper Group                            8,089              30.2                  (77)        -0.6
                                                          --------             -----             --------        -----
       Total Operating Income                              $26,785             100.0 %            $12,848        100.0 %
                                                          ========             =====             ========        =====

United States Newspaper Group
    Operating Revenues:
       Advertising                                        $100,624              65.5 %            $94,699         67.8 %
       Circulation                                          37,703              24.5               31,054         22.2
       Job Printing and Other                               15,412              10.0               13,872         10.0
                                                          --------             -----             --------        -----
           Total Operating Revenues                        153,739             100.0 %            139,625        100.0 %
                                                          --------             -----             --------        -----

    Compensation Costs                                      54,497              35.4               49,427         35.4
    Newsprint                                               30,360              19.7               25,755         18.4
    Other Operating Costs                                   39,250              25.6               40,340         28.9
    Depreciation and Amortization                            9,600               6.2               10,302          7.4
    Expenses from Hollinger Inc.                             1,336               0.9                  876          0.6
                                                          --------             -----             --------        -----
       Total Oper. Cost & Exp.                             135,043              87.8              126,700         90.7
                                                          --------             -----             --------        -----
       Operating Income                                   $ 18,696              12.2 %           $ 12,925          9.3 %
                                                          ========             =====             ========        =====

International Newspaper Group
    Operating Revenues:
       Advertising                                        $ 68,955              60.7 %           $ 65,158         67.9 %
       Circulation                                          40,596              35.8               28,454         29.6
       Job Printing and Other                                3,959               3.5                2,392          2.5
                                                          --------             -----             --------        -----
           Total Operating Revenues                        113,510             100.0 %             96,004        100.0 %
                                                          --------             -----             --------        -----

    Compensation Costs                                      17,842              15.7               18,202         19.0
    Newsprint                                               27,838              24.5               20,022         20.8
    Other Operating Costs                                   56,896              50.2               55,078         57.4
    Depreciation and Amortization                            2,402               2.1                2,418          2.5
    Expenses from Hollinger Inc.                               443               0.4                  361          0.4
       Total Oper. Cost & Exp.                             105,421              92.9               96,081        100.1
                                                          --------             -----             --------        -----
       Operating Income                                   $  8,089               7.1 %           $    (77)        (0.1)%
                                                          ========             =====             ========        =====

EBITDA:
    United States Newspaper Group                          $28,296              73.0 %           $ 23,227         90.8 %
    International Newspaper Group                           10,491              27.0                2,341          9.2
                                                          --------             -----             --------        -----
       Total EBITDA                                       $ 38,787             100.0 %           $ 25,568        100.0 %
                                                          ========             =====             ========        =====

EBITDA Margin:
    United States Newspaper Group                                               18.4 %                            16.6 %
    International Newspaper Group                                                9.2 %                             2.4 %
       Total EBITDA                                                             14.5 %                            10.9 %

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                     1996                               1995
                                                                     ----                               ----
                                                           Amount             Percent             Amount        Percent
                                                          --------            -------            --------       -------
                                                                       (dollar amounts in thousands)
Operating Revenues:
    United States Newspaper Group                         $296,087              56.8 %           $269,395         58.3 %
    International Newspaper Group                          225,056              43.2              192,990         41.7
                                                          --------             -----             --------        -----

       Total Operating Revenues                           $521,143             100.0 %           $462,385        100.0 %
                                                          ========             =====             ========        =====

Operating Income:
    United States Newspaper Group                         $ 21,939              56.8 %           $ 20,064         70.7 %
    International Newspaper Group                           16,720              43.2                8,317         29.3
                                                          --------             -----             --------        -----

       Total Operating Income                             $ 38,659             100.0 %           $ 28,381        100.0 %
                                                          ========             =====             ========        =====
United States Newspaper Group
    Operating Revenues:
       Advertising                                        $193,485              65.3 %           $179,251         66.5 %
       Circulation                                          72,475              24.5               62,669         23.3
       Job Printing and Other                               30,127              10.2               27,475         10.2
                                                          --------             -----             --------        -----
           Total Operating Revenues                        296,087             100.0 %            269,395        100.0 %
                                                          --------             -----             --------        -----

    Compensation Costs                                     108,886              36.8               99,791         37.0
    Newsprint                                               60,224              20.3               46,751         17.4
    Other Operating Costs                                   82,194              27.7               80,708         30.0
    Depreciation and Amortization                           19,999               6.8               20,024          7.4
    Expenses from Hollinger Inc.                             2,845               1.0                2,057          0.8
                                                          --------             -----             --------        -----
       Total Oper. Cost & Exp.                             274,148              92.6              249,331         92.6
                                                          --------             -----             --------        -----
       Operating Income                                   $ 21,939               7.4 %           $ 20,064          7.4 %
                                                          ========             =====             ========        =====

International Newspaper Group
    Operating Revenues:
       Advertising                                        $136,451              60.6 %           $132,227         68.5 %
       Circulation                                          81,874              36.4               56,304         29.2
       Job Printing and Other                                6,731               3.0                4,459          2.3
                                                          --------             -----             --------        -----
           Total Operating Revenues                        225,056             100.0 %            192,990        100.0 %
                                                          --------             -----             --------        -----

    Compensation Costs                                      36,020              16.0               36,290         18.8
    Newsprint                                               54,265              24.1               39,599         20.5
    Other Operating Costs                                  112,332              49.9              102,768         53.3
    Depreciation and Amortization                            4,844               2.2                5,299          2.7
    Expenses from Hollinger Inc.                               875               0.4                  717          0.4
                                                          --------             -----             --------        -----
       Total Oper. Cost & Exp.                             208,336              92.6              184,673         95.7
                                                          --------             -----             --------        -----
       Operating Income                                   $ 16,720               7.4 %           $  8,317          4.3 %
                                                          ========             =====             ========        =====

EBITDA:
    United States Newspaper Group                         $ 41,938              66.0 %           $ 40,088         74.6 %
    International Newspaper Group                           21,564              34.0               13,616         25.4
                                                          --------             -----             --------        -----
       Total EBITDA                                       $ 63,502             100.0 %           $ 53,704        100.0 %
                                                          ========             =====             ========        =====

EBITDA Margin:
    United States Newspaper Group                                               14.2 %                            14.9 %
    International Newspaper Group                                                9.6 %                             7.1 %
       Total EBITDA                                                             12.2 %                            11.6 %

     Earnings were also negatively impacted by newsprint and other paper costs that, in general, increased substantially in 1995, reached and maintained peak levels in the fourth quarter of 1995 and the first quarter of 1996, and started a declining trend in the second quarter of 1996. For example, the CHICAGO SUN-TIMES was purchasing newsprint at an average price of approximately $500 per metric ton at the beginning of 1995 and this escalated to a peak price of approximately $740 per metric ton in the fourth quarter of 1995 and the first quarter of 1996. However, newsprint prices have been easing and, in June 1996, prices paid by the CHICAGO SUN-TIMES averaged approximately $655 per metric ton, compared with an average price of approximately $675 per metric ton paid a year earlier. As most of the newsprint consumed in the second quarter was from higher priced inventory, the benefit of the decline in prices will be more pronounced in the second half of the year.

     The effects of the increase in newsprint and other paper costs for publications that were included in both years amounted to approximately $8.3 million, or 11 cents per share, for the second quarter and $18.4 million, or 26 cents per share, for the first six months.

        Without the effects of unusual and non-recurring items and increased newsprint and other paper costs, net earnings before extraordinary items would have been $16.6 million in the second quarter of 1996, compared with $6.3 million in 1995, and $25.9 million in the first six months of 1996, compared with $9.3 million in 1995.

        Total revenues for the Company's second quarter increased 13.4% to $267.2 million from $235.6 million last year largely due to cover price increases in the United Kingdom and to revenue contributed by community newspapers that were acquired in the last quarter of 1995 and the second quarter of 1996. Revenues for the six months ended June 30, 1996 were $521.1 million, a 12.7% increase from $462.4 million in 1995. Depreciation and amortization in the second quarter of 1996 was $0.7 million less than the second quarter of 1995 and for the six months ended June 30, 1996 was $0.5 million less than 1995. These reductions reflected a decrease of approximately $0.8 million in the second quarter and approximately $0.6 million in the six months, a revaluation of the remaining useful life of certain intangible assets offset in part by the 1995 and the second quarter of 1996 purchases of community newspapers.

Second Quarter 1996 Compared With Second Quarter 1995

     Operating Revenues.

     The following table shows the percentage increase in revenues between the second quarter ended June 30, 1996 and the second quarter ended June 30, 1995, by principal business group.

                                         1996 Versus 1995
     United States Newspaper Group
       Chicago Sun-Times                       0.0   %
       American Publishing Company            25.8
       Total                                  10.1
     International Newspaper Group            18.2
     Total Operating Revenues                 13.4

     United States Newspaper Group. Operating revenues in the United States Newspaper Group were $153.7 million in the second quarter of 1996, an increase of $14.1 million, or 10.1% over the same period in 1995. The Chicago Sun-Times' group operating revenues of $84.9 million were level with the prior year. While circulation revenues gained 7.2%, this was offset by a 2.4% decline in advertising revenues, as national and retail advertising continued to show weakness. American Publishing reported operating revenues of $68.8 million, an increase of $14.1 million, or 25.8%, over the 1995 period. While acquisitions (net of disposals) added $15.6 million to revenues, same publication revenues declined $1.5 million due to lower advertising revenues.

     International Newspaper Group. Operating revenues for the International Newspaper Group were $113.5 million in the second quarter of 1996, an increase of $17.5 million, or 18.2%, over 1995. The increase in local revenue in pounds sterling was 23.8%, but a decline in the U. S. dollar's value versus the British pound reduced the reported U. S. dollar increase. Circulation revenues improved by $12.1 million, reflecting higher cover prices for the weekday edition of THE DAILY TELEGRAPH. Advertising revenues advanced $3.8 million.

     Operating Costs and Expenses.

     Operating costs and expenses are comprised of (i) operating costs, (ii) general and administrative expenses, (iii) depreciation and amortization expenses, and (iv) allocable expenses from Hollinger Inc. The following table shows the percentage increase (decrease) in operating costs and expenses between the second quarter 1996 and the second quarter 1995, by principal business group.

                                             1996 Versus 1995
     United States Newspaper Group
         Chicago Sun-Times                        (1.1)%
         American Publishing Company              19.7
         Total                                     6.6
     International Newspaper Group                 9.7
     Total Operating Costs and Expenses            7.9

     United States Newspaper Group. Operating costs and expenses were $135.0 million, an increase of $8.3 million, or 6.6%, over the 1995 period. Acquisitions (net of disposals) added $11.8 million to costs, while same publication newsprint costs were up $2.8 million. Operating costs and expenses were 87.8% of revenues in 1996 and 90.7% in 1995. Excluding the effect of higher same publication newsprint costs the comparison would have been 86.0% of revenues in 1996 and 90.7% of revenues in 1995.

        International Newspaper Group. Operating costs and expenses were $105.4 million for the period, an increase of $9.3 million, or 9.7%, from same period in 1995. In local currency, the increase was 13.8%, but the reduced value of the U.S. dollar versus the British pound in 1996 absorbed some of this unfavorable increase. Most of the cost increase came from higher newsprint costs of $7.8 million and product enhancement costs of $3.5 million. Operating costs and expenses were 92.9% of revenues in 1996 and 100.1 % in 1995. Excluding the effect of higher newsprint costs the comparison would have been 86.0% of revenues in 1996 and 100.1% of revenues in 1995.

     Operating Income.

     The above changes in operating revenues and operating costs and expenses resulted in the follow increases in operating income between the second quarter of 1996 and the second quarter of 1995, by principal business group.

                                          1996 Versus 1995
     United States Newspaper Group
         Chicago Sun-Times                    17.2 %
         American Publishing Company          62.2
         Total                                44.7
     International Newspaper Group             N.A. (1)
     Total Operating Income                  108.5

     (1) Can not be quantified due to a negative figure in the base period.

     United States Newspaper Group. The United States Newspaper Group's operating income increased by $5.8 million. Recent acquisitions added $3.8 million to earnings, while higher same publication newsprint costs reduced earnings by $2.8 million. Revenue enhancements and cost containment efforts improved earnings by $4.8 million.

     International Newspaper Group. The International Newspaper Group's operating income increased by $8.2 million. The benefits from higher circulation revenues of $12.1 million and higher advertising and other revenues of $5.4 million were partially offset by $7.8 million in higher newsprint costs and $3.5 million in product enhancement costs. Other costs decreased
$2.0 million during the second quarter.

Other Income and Expense.

        Other income and expense in 1996 was a net expense of $8.4 million, compared with a net income of $2.8 million in 1995. Higher debt levels have contributed to the $6.4 million increase in net interest expense, while equity in the earnings of affiliates declined $8.6 million. This latter decline came essentially at Fairfax where continued economic slowness, increased newsprint prices, and further redundancy and executive termination provisions adversely affect results in the second quarter. Non-operating income in 1996 included income from the Argsub investment which was made in December 1995.

     Income Taxes.

        Income taxes of $7.2 million were recorded in the second quarter of 1996, compared with income taxes of $4.9 million in 1995. The change in tax provisions was essentially due to the change in earnings and their origin for the respective periods

     Minority Interests.

     Minority interest of $4.5 million in 1996 was down from $6.5 million in 1995 due to lower earnings at Fairfax and Telegraph and the reduction in the minority interest in Telegraph following the Company's purchase of additional Telegraph shares in December 1995. Minority interest also includes dividends on preference stock issued by a subsidiary in 1996.

Six Months 1996 Compared With Six Months 1995

     Operating Revenues.

     The following table shows the percentage increase (decrease) in revenues between the six months ended June 30, 1996 and the six months ended June 30, 1995, by principal business group.

                                                1996 Versus 1995
     United States Newspaper Group
         Chicago Sun-Times                           (0.7) %
         American Publishing Company                 26.5
         Total                                        9.9
     International Newspaper Group                   16.6
     Total Operating Revenues                        12.7

     United States Newspaper Group. Operating revenues in the United States Newspaper Group were $296.1 million in the first half of 1996, an increase of $26.7 million, or 9.9% over the same period in 1995. The Chicago Sun-Times' group operating revenues of $163.4 million decreased $1.1 million, or 0.7%. Circulation revenues gained 6.0%, but this was more than offset by a 3.2% decline in advertising revenues. National and retail advertising have been regionally weak, while classified advertising has improved. American Publishing reported operating revenues of $132.7 million, an increase of $27.8 million, or 26.5%, over the 1995 period. Acquisitions (net of disposals) added $28.5 million to revenues, while same publication revenues declined $0.7 million, or 0.7%, from the prior year.

     International Newspaper Group. Operating revenues for the International Newspaper Group were $225.1 million in the first half of 1996, an increase of $32.1 million, or 16.6%, over 1995. The increase in operating revenue in pounds sterling was 21.3%, but a decline in the U. S. dollar's value versus the British pound reduced the reported U. S. dollar increase. Circulation revenues improved by $25.6 million, reflecting higher cover prices for the weekday edition of THE DAILY TELEGRAPH. Advertising revenues advanced $4.2 million.

     Operating Costs and Expenses.

     Operating costs and expenses are comprised of (i) operating costs, (ii) general and administrative expenses, (iii) depreciation and amortization expenses, and (iv) allocable expenses from Hollinger Inc. The following table shows the percentage increase in operating costs and expenses between the first half 1996 and the first half 1995, by principal business group.

                                      1996 Versus 1995
     United States Newspaper Group
         Chicago Sun-Times                    2.4 %
         American Publishing Company         23.0
         Total                               10.0
     International Newspaper Group           12.8
     Total Operating Costs and Expenses      11.2

     United States Newspaper Group. Operating costs and expenses were $274.1 million, an increase of $24.8 million, or 10.0%, over the 1995 period. Acquisitions (net of disposals) added $22.1 million to costs, while same publication newsprint costs were up $9.9 million. Operating costs and expenses were 92.6% of revenues in 1996 and 92.6% in 1995. Excluding the effect of higher same publication newsprint costs the comparison would have been 89.2% of revenues in 1996 and 92.6% of revenues in 1995.

     International Newspaper Group. Operating costs and expenses were $208.3 million for the period, an increase of $23.7 million, or 12.8%, from same period in 1995. In local currency, the increase was 16.8%, but the reduced value of the U. S. dollar versus the British pound in 1996 absorbed some of this unfavorable increase. Most of the cost increase came from higher newsprint costs of $14.7 million and product enhancement costs of $6.8 million. Operating costs and expenses were 92.6% of revenues in 1996 and 95.7 % in 1995. Excluding to effect of higher newsprint costs the comparison would have been 86.1% of revenues in 1996 and 95.7% of revenues in 1995.

     Operating Income.

     The above changes in operating revenues and operating costs and expenses resulted in the follow increases (decreases) in operating income between the first half of 1996 and the first half of 1995, by principal business group.

                                      1996 Versus 1995
     United States Newspaper Group
         Chicago Sun-Times                  (67.2) %
         American Publishing Company         51.3
         Total                                9.3
     International Newspaper Group          101.0
     Total Operating Income                  36.2

     United States Newspaper Group. The United States Newspaper Group's operating income increased by $1.9 million. Acquisitions (net of disposals) added $6.4 million to earnings, while higher same publication newsprint costs increased $9.9 million. Revenue enhancements (mainly at American Publishing) and cost containment efforts (largely at Chicago Sun-Times) resulted in increased operating income of $5.4 million.

     International Newspaper Group. The International Newspaper Group's operating income increased by $8.4 million. The benefits of higher circulation revenues of $25.6 million and higher advertising and other revenue of $6.5 million were partially offset by $14.7 million in higher newsprint costs and product enhancement cost of $6.8 million.

     Other Income and Expense.

     Other income and expense in the first six months of 1996 was a net expense of $15.1 million, compared with a net income of $10.3 million in 1995. Higher debt levels have contributed to the $8.2 million year-to-year increase in net interest expense, while equity in the earnings of affiliates declined $10.9 million, due to lower earnings at Fairfax where increased newsprint prices, executive severances, redundancy provisions, and economic slowness have limited earnings results. In addition, Telegraph had a gain on the sale of marketable securities of $11.9 million in 1995 while nothing comparable occurred in 1996. Non-operating income in 1996 included income from the Argsub investment which was made in December 1995.

     Income taxes.

     Income taxes of $8.9 million were recorded in the first six months of 1996, compared with income taxes of $12.2 million in 1995. The change in tax provisions was essentially due to the change in earnings and their origin for the respective periods.

     Minority Interests.

     Minority interest of $10.0 million in 1996 was down from $14.4 million in 1995 due to lower earnings at Fairfax and Telegraph and the reduction in the minority interest in Telegraph following the Company's purchase of additional Telegraph shares in December 1995. Minority interest also includes dividends on preference stock issued by a subsidiary in 1996.

Liquidity and Capital Resources

     Working Capital.

     Working capital consists of current assets less current liabilities. Current assets, excluding the advance to affiliated companies, were $253.3
million at June 30, 1996, compared with $197.6 million at December      31,
1995. Most of the increase was due to a $40.7 million increase in cash equivalents which came about mainly as a result of financing actions taken in the first quarter of 1996. Accounts receivable increased by $22.7 million due largely as a result of acquisitions, while inventories were reduced by $6.3 million as the easing of newsprint prices reduced the need for inventory hedge buying. Current liabilities, excluding debt obligations, were $141.5 million at June 30, 1996, compared with $124.8 million at December 31, 1995, with the increase as a result of acquisitions.

     Debt.

Long-term debt and debt obligations included in current liabilities were $819.1 million at June 30, 1996, compared with $643.2 million at December 31, 1995. This increase was principally due to borrowings of $218.8 million under the Southam Facility during the second quarter of 1996. These borrowings were advanced to a subsidiary of Hollinger Inc. as an intercompany loan. The Southam Facility matures on November 25, 1996. Both debts are short-term and the Company expects this to be a temporary situation which awaits clarifying decisions from Canadian authorities. Excluding this debt, the Company's long-term debt and debt items included in current liabilities was $600.3 million at June 30, 1996, compared with $643.2 million at December 31, 1995. This decline was the result of the Company's first quarter sale of Class A Common Stock and subordinated debt, with proceeds used to reduce outstanding indebtedness and increase cash equivalents.

Subsequent to June 30, 1996, the Company completed its Scheme of Arrangement to purchase all of the outstanding ordinary shares of Telegraph which it did not already own. The purchase cost of approximately $455.1 million and was financed through a combination of new debt facilities and a portion of the proceeds from the sale of 11,500,000 shares of Class A Common Stock and 20,700,000 9-3/4% PRIDES (Preferred Redeemable Increased Dividend Equity Shares) (the "Equity Offering"). The remaining proceeds of the Equity Offerings were used to pay outstanding indebtedness of Telegraph and related transaction costs, to pay a portion of the Southam Facility indebtedness (approximately $55 million), and for general corporate purposes, including working capital.

     In the near term, the Company plans to fund its working capital needs through available cash, working capital availability under the Amended Publishing Credit Facility, a portion of the proceeds from the Equity Offerings and internally generated funds. The Company is considering the issuance of additional debt and equity securities after the completion of the Equity Offerings to repay short term debt under the Southam Facility, the FDTH Credit Facility and the Amended Publishing Credit Facility (or any extension or refinancing of the foregoing). See "Future Financing Plans."

     EBITDA.

     EBITDA, which represents the Company's earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and certain other income items was $63.5 million in the first six months of 1996 compared with $53.7 million in the first six months of 1995. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt resulting from the significant number of acquisitions made by the Company. These acquisitions have resulted in non-cash charges for depreciation and amortization which have adversely affected net earnings, but have not affected EBITDA.

     Cash Flows.

     Cash flows from operating activities were $39.1 million in the first six months of 1996, compared with a cash outflow of $4.4 million in the first six months of 1995. Excluding changes in working capital (other than cash), cash from operating activities was $48.8 million in 1996 and $38.5 million in 1995.

     Cash flows related to investing activities were an outflow of $49.0 million in 1996, largely related to the acquisition of the Johnstown property, and inflow of $10.3 million in 1995, due largely to Telegraph's proceeds from marketable securities of $17.7 million.

     Cash flows related to financing activities were a net inflow of $54.3 million. This results from proceeds from common stock issuances and increases in debt, being partly used to repay due to Hollinger Inc. Net cash outflows of $91.6 million in 1995 largely reflect reductions in debt which was possible due to large cash equivalent balances.

     Capital Expenditures And Acquisition Financing.

     The United States Newspaper Group and the International Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, advances from Hollinger, Inc., proceeds from the Company's initial public offering in May 1994, concurrent debt and equity offerings in February 1996 and concurrent Equity Offerings in August 1996.

     In May 1996, Hollinger Inc. acquired the additional common shares of Southam from a third party. Such acquisition was financed by approximately Cdn. $300 million borrowings by the Company under the Southam Facility which are guaranteed by Hollinger Inc. and mature on November 26, 1996. The funds under the Southam Facility were advanced by the Company to a Canadian subsidiary of Hollinger Inc. as an intercompany loan. The Hollinger Inc. guarantee of the Southam Facility is secured by a pledge of the acquired Southam shares and 7,539,028 shares of Class A Common Stock and 14,909,000 shares of Class B Common Stock held by Hollinger, Inc.

     In connection with the Scheme, the Company entered into definitive agreements with certain financial institutions for short term bank credit facilities and bridge financing in the aggregate amount of approximately $625.0 million. On August 7, 1996 the Company borrowed approximately $130.0 million under the Amended Publishing Bank Credit Facility and approximately $305.0 million under the FDTH Credit Facility, which funds, together with the net proceeds of the concurrent offerings of Class A Common Stock and PRIDES, were used to finance the Scheme (approximately $455.1 million), pay outstanding debt of the Telegraph (approximately $139.5 million) and pay related transaction costs (approximately $8.1 million).

     Existing Debt Obligations.

        The Company, Publishing and its principal subsidiaries are parties to various debt agreements which have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At June 30, 1996, the indebtedness of the Company was $815.1 million consisting of long-term debt ($567.6 million) and current bank loans ($247.5 million) and at December 31, 1995, the indebtedness of the Company was $621.7 million, consisting of long-term debt ($473.8 million) and current bank loans ($147.9 million). At June 30, 1996, after giving effect to the Equity Offerings and the borrowings incurred in connection with the Scheme and the acquisition of the additional shares, the Company's consolidated adjusted total debt, redeemable preferred stock and stockholders' equity would have been $306.2 million, $734.6 million and $1,055.3 million, respectively, and total debt and redeemable preferred stock would represent approximately 65% of its total capitalization. Of the Company's consolidated adjusted total debt, $647.4 million is due on or prior to March 31, 1997.

     Dividends and Other Commitments.

        The Company's sales of Class A Common Stock and PRIDES has significantly increased its dividend obligations and the Company also has significant debt service obligations, capital expenditures, management fees due to Hollinger Inc. and dividends on its Series A Redeemable Preferred Stock. Furthermore, the Company's wholly owned subsidiaries, DTH and FDTH, have obligations in respect of their redeemable preferred stock (the "DTH and FDTH Preference Shares"). The Company has an agreement to compensate Hollinger Inc. for any payments made by Hollinger Inc. to the holders of the DTH and FDTH Preference Shares in the event such holders exercise their retraction rights set forth in the designation of such shares and Hollinger Inc. purchases such shares pursuant to contractual arrangements with the holders. The timing of any such payments by the Company to Hollinger Inc. will be determined by Hollinger Inc. Hollinger Inc. has agreed that, so long as the FDTH Credit Facility is outstanding, it will refrain from demanding any such payment from the Company. The Company has been informed by

Hollinger Inc. that, in light of the additional debt financing to be incurred in connection with the acquisition of the Telegraph Minority Shares, it will not be in compliance with the 2 to 1 debt to equity ratio covenant in the DTH Preference Shares which as of September 30, 1996 would create a retraction right. The aggregate retraction price for all DTH and FDTH Preference Shares held outside of Hollinger Inc. is approximately $125.6 million.

     The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payments of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of June 30, 1996, after giving effect to use of the net proceeds from the Equity Offerings, the total amount of funds that would be unrestricted as to payment of dividends, management fees and other payments by Publishing under its debt instruments would have been under the more restrictive provisions, approximately $19 million. The foregoing calculation is based on the sum of the following for the period January 1, 1996 to June 30, 1996: (1) 50% of the sum of (x) consolidated net income of the Publishing and its restricted subsidiaries (principally its United States subsidiaries), or if it is a loss, 100% of such loss, and (y) amortization expense of Publishing and such subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries, including The Telegraph; and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing. In addition, the Company's subsidiaries, American Publishing (1991) Inc. and FDTH, are parties to agreements that limit their respective abilities to pay dividends and make other payments to the Company.

     The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

     Future Financing Plans. The Company may through a subsidiary or an affiliate issue high yield debt securities, or other debt or equity securities, possibly including a security which would allow the Company to monetize its interest in Fairfax; however, no decision has been made as to whether or not the Company will proceed, when to proceed, or the specific type of instrument that it would use.

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



                        HOLLINGER INTERNATIONAL INC.
                                 Registrant



Date:  August 14, 1996                         By: /S/ J. A. Boultbee
                                                   J. A. Boultbee
                                                   Vice President, Finance
                                                   and Treasury