Form 10-Q
period 1996-09-30
HOLLINGER INTERNATIONAL INC
filed 1996-11-14
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                          Commission File No.  0-24004

                           HOLLINGER INTERNATIONAL INC.
                           ----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      95-3518892
         --------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)




        401 North Wabash Avenue, Suite 740, Chicago, Illinois      60611
        -----------------------------------------------------------------
              (Address of Principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code (312) 321-2299

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                ----            ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Class                   Outstanding at November 14, 1996
              -----                   --------------------------------
          Class A Common Stock
          par value $.01 per share        69,565,754 shares

          Class B Common Stock
          par value $.01 per share        14,990,000 shares

                                     INDEX

                          HOLLINGER INTERNATIONAL INC.





PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Consolidated Financial Statements                                    1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                               8

PART II  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.                                   17

         Signatures                                                          18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                             AND SEPTEMBER 30, 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                 THREE MONTHS                         NINE MONTHS
                                                        1996                    1995             1996              1995
                                                        ----                    ----             ----              ----
OPERATING REVENUES
 Advertising                                           $160,195               $146,578          $490,131         $458,056
 Circulation                                             73,941                 68,271           228,290          187,244
 Job Printing                                            13,272                 12,410            39,372           36,008
 Other                                                    6,231                  4,417            16,989           12,753
                                                       --------              ---------          --------         --------
    Total Operating Revenues                            253,639                231,676           774,782          694,061
                                                       --------              ---------          --------         --------
OPERATING COSTS AND EXPENSES
 Newsprint                                               51,378                 49,619           165,867          135,969
 Compensation costs                                      72,467                 65,848           217,373          201,929
 Other operating costs                                   95,365                 92,409           289,891          275,885
 Depreciation and Amortization                           14,477                 12,793            39,320           38,116
 Allocable Expense from Hollinger Inc.                    2,374                  1,413             6,094            4,187
                                                       --------              ---------          --------         --------
    Total Operating Costs and Expenses                  236,061                222,082           718,545          656,086
                                                       --------              ---------          --------         --------
    Operating Income                                     17,578                  9,594            56,237           37,975
                                                       --------              ---------          --------         --------
Other Income (Expense)
 Interest Expense, Net                                  (22,148)               (10,755)          (48,007)         (28,391)
 Equity in Net Earnings of Affiliates                    14,133                  6,163            20,254           23,222
 Gain on Sale of Marketable Securities                       --                     --                --           11,968
 Other Income, Net                                        2,239                    721             6,926             (404)
                                                       --------              ---------          --------         --------
    Total Other Income (Expense)                         (5,776)                (3,871)          (20,827)           6,395
                                                       --------              ---------          --------         --------
Earnings Before Income Taxes, Minority
  Interest and Extraordinary Item                        11,802                  5,723            35,410           44,370
Provision for Income Taxes                                5,753                  1,614            14,673           13,787
                                                       --------              ---------          --------         --------
Earnings Before Minority Interest and
 Extraordinary Item                                       6,049                  4,109            20,737           30,583
Minority Interest                                         2,810                  2,616            12,770           17,048
                                                       --------              ---------          --------         --------
Earnings Before Extraordinary Item                        3,239                  1,493             7,967           13,535
Extraordinary Loss on Debt Extinguishments                   --                     --            (2,150)              --
                                                       --------              ---------          --------         --------
Net Earnings                                           $  3,239              $   1,493          $  5,817         $ 13,535
                                                       ========              =========          ========         ========
Earnings per Common Share
  Earnings Before Extraordinary Item                   $   0.04              $    0.02          $   0.10         $   0.24
  Extraordinary Loss on Debt Extinguishments                 --                     --             (0.03)              --
                                                       --------              ---------          --------         --------
Net Earnings per Common Share                          $   0.04              $    0.02          $   0.07         $   0.24
                                                       ========              =========          ========         ========
Weighted Average Shares Outstanding                      79,817                 59,956            73,052           56,956
                                                       ========              =========          ========         ========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)


                                                            SEPTEMBER 30,             DECEMBER 31,
ASSETS                                                           1996                    1995
                                                             (UNAUDITED)
Current Assets:
 Cash and Cash Equivalents                                   $    94,768             $   23,810
 Accounts Receivable, Net                                        146,925                134,511
 Inventories                                                      18,608                 25,684
 Other Current Assets                                             17,995                 13,562
                                                             -----------             ----------
   Total Current Assets                                          278,296                197,567

Marketable securities, market value                                   50                     --
Property, Plant and Equipment, Net of
   Accumulated Depreciation                                      190,799                193,407
Intangible Assets, Net of Accumulated Amortization               874,304                529,694
Investments in Affiliates                                        753,830                463,527
Other Assets                                                     500,882                185,910
                                                             -----------             ----------
   Total Assets                                              $ 2,598,161             $1,570,105
                                                             ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                                            $    34,813                $38,646
 Accrued Expenses                                                 87,949                 50,874
 Deferred Revenue                                                 28,137                 22,902
 Income Taxes Payable                                              9,364                 12,390
 Bank Loans                                                      457,328                147,866
 Current Installments of Long-term Debt                           34,826                 27,552
 Due to Hollinger Inc.                                            (1,095)                21,512
                                                             -----------             ----------
    Total Current Liabilities                                    651,322                321,742

Long-term Debt                                                   514,638                446,234
Other Long-term Liabilities                                       97,185                103,135
                                                             -----------             ----------
    Total Liabilities                                          1,263,145                871,111

Minority Interest                                                     --                 97,298
Redeemable Preferred Stock                                       606,858                306,452
Stockholders' Equity:
 Convertible Preferred Stock                                     195,770                     --
 Class A Common Stock                                                696                    420
 Class B Common Stock                                                150                    150
 Additional Paid-in Capital                                      410,094                162,610
 Cumulative Translation Adjustment                                 9,815                 (3,987)
 Retained Earnings                                               111,633                136,051
                                                             -----------             ----------
    Total Stockholders' Equity                                   728,158                295,244
                                                             -----------             ----------
    Total Liabilities and Stockholders Equity                $ 2,598,161             $1,570,105
                                                             ===========             ==========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                        1996      1995
                                                        ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                      $   5,817     $ 13,535
Items not Involving Cash:
  Depreciation and Amortization                        39,320       38,116
  Equity in Net Earnings of Affiliates, Net           (13,830)     (16,045)
  Minority Interest                                    12,770       17,048
  Gain on Sale of Investment                               --      (11,968)
  Other Non-cash Items                                 14,554        1,265
  Changes in Working Capital Net                        8,213      (40,387)
                                                     --------     --------
     Cash Provided by Operating Activities             66,844        1,564
                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (15,950)     (13,888)
  Proceeds from Sales of Assets                            15          169
  Acquisitions, Net                                   (42,176)      (4,687)
  Additions to Investments                           (659,481)          --
  Proceeds from Marketable Securities                      --       17,700
  Collections on Long-term Receivables                  8,431        8,663
  Other Investing Activities                               63         (218)
                                                     --------     --------
     Cash Provided by (Used in) Investing Activities (709,098)       7,739
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Long-term Debt                        256,732        4,000
  Repayments of Long-term Debt                       (450,266)     (12,823)
  Proceeds from Short-term Debt                       642,450       24,125
  Repayments of Short-term Debt                       (78,299)     (25,621)
  Changes Due to Affiliated Companies                 (24,394)     (72,868)
  Proceeds from Common Stock                          443,530            0
  Dividends to Minority Interests                     (22,749)     (12,974)
  Cash Dividends Paid                                 (28,856)      (1,751)
  Other Financing Activities                          (26,896)         347
                                                     --------     --------

Cash Provided by (Used in) Financing Activities       711,252      (97,565)
                                                     --------     --------
Effect of Exchange Rate Changes on Cash                 1,960         (415)
                                                     --------     --------

Net Increase (Decrease) in Cash                        70,958      (88,677)
Cash at Beginning of Period                            23,810      117,425
                                                     --------     --------

Cash at End of Period                               $  94,768     $ 28,748
                                                     ========     ========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which owns approximately 57.5% of the combined equity ownership interest and approximately 83.6% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock").

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.


NOTE 3 - SALE OF SUBORDINATED NOTES, COMMON STOCK AND PRIDES

     During the first quarter of 1996, the Company sold 16,100,000 shares of its Class A Common Stock, par value $.01 per share ("Class A Common Stock") at $9.25 per share, and $250.0 million principal amount of 9.25% Senior Subordinated Notes ("Subordinated Notes") through its subsidiary, Hollinger International Publishing Inc. The combined net proceeds of these sales were $384.6 million. This was used to repay $130.0 million of short-term bank debt, $160.0 million of long-term bank debt, and $20.8 million of short-term debt due to Hollinger Inc., plus accrued interest in each case. The remaining proceeds were added to the Company's cash and cash equivalents for general corporate purposes.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


     In early August 1996, the Company sold 11,500,000 shares of Class A Common Stock at a price of $9.75 per share and 20,700,000 9-3/4% PRIDES at a price of $9.75 per PRIDES. The PRIDES are depository shares representing one-half share of Series B Convertible Preferred Stock of the Company that will mandatorily convert on the mandatory conversion date of August 1, 2000 into one share of Class A Common Stock and the right to receive an amount in cash equal to all accrued and unpaid dividends therefrom, unless either previously redeemed or converted at the option of their holder. The PRIDES will pay cumulative quarterly dividends at a rate of 9.75% per annum (equivalent to $0.9506 per PRIDES) and will have an aggregate liquidation preference equal to their price plus any accrued and unpaid dividends thereon. The combined net proceeds of these sales were $301.1 million which were used in the acquisition of the Telegraph shares and for other purposes described in Note 4.

NOTE 4 - ACQUISITION OF THE TELEGRAPH MINORITY SHARES

     On July 31, 1996, the Company completed its Scheme of Arrangement (the "Scheme") to purchase all of the outstanding ordinary shares of The Telegraph plc ("The Telegraph") which it did not already own. The purchase price for the shares was 560p ($8.68) per share, plus a special cash dividend of 10p ($0.15) per share and a contingent cash payment if The Telegraph's 24.7% interest in Fairfax is sold in the next two years at a price (net of any tax incurred in the disposal or distribution of disposal proceeds) in excess of $3.00 (Australian) per share. The total consideration paid by the Company (including the special dividend paid to holders of Telegraph minority shares and the net amount payable in respect of outstanding Telegraph options, but not the contingent payment related to Fairfax) was approximately $455.1 million. The acquisition was effected by means of a "Scheme of Arrangement" under Section 425 of the Companies Act of 1985 of Great Britain. As a result, The Telegraph became an indirect wholly owned subsidiary of the Company. On the same date, The Telegraph changed its name to the Telegraph Group Limited and canceled its listing on the London Stock Exchange.

     In connection with the Scheme, the Company entered into definitive agreements with certain financial institutions for short term bank credit facilities and bridge financing in the aggregate amount of approximately $625.0 million. On August 7, 1996, the Company borrowed approximately $130.0 million under the Amended Publishing Bank Credit Facility and approximately $305.0 million under the FDTH Credit Facility. The proceeds from these facilities together with the net proceeds of the concurrent offerings of Class A Common Stock and PRIDES, were used to finance the Scheme (approximately $455.1 million), pay outstanding debt of the Telegraph (approximately $139.5 million) and pay related transaction costs (approximately $8.1 million), to pay a portion of the Southam Facility indebtedness (approximately $55 million), and the balance was retained for general corporate purposes, including working capital.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE 5 - ISSUANCE OF PREFERRED STOCK OF SUBSIDIARY

     On September 30, 1996, First DT Holdings Limited ("FDTH") issued 600 Fourth Preference Shares Series 1996 of FDTH (with an aggregate redemption amount of $300 million) to Argsub Limited ("Argsub") in exchange for 600 newly issued Second Preference Shares, Series 1996 of Argsub (with an aggregate redemption amount of $300 million). The newly issued Second Preference Shares, Series 1996 of Argsub have terms substantially identical to those of the newly issued Fourth Preference Shares, Series 1996 of FDTH for which they were exchanged.

NOTE 6 - EXTRAORDINARY ITEM

     The extinguishment of three credit facilities, in February 1996, prior to their expiration dates required the recognition of a loss on extinguishment of debt of $3.5 million before tax benefits of $1.3 million. The loss represents the write-off of unamortized deferred financing fees.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 7 - ACQUISITION OF ADDITIONAL 21.5% SOUTHAM INTEREST

        On May 24, 1996, the Company entered into a short-term loan facility with a Canadian chartered bank in the amount of Canadian $300 million (the "Southam Facility"). The Southam Facility consists of a secured non-amortizing credit facility guaranteed by Hollinger Inc. which is repayable on or prior to March 31, 1997. The Company borrowed $218.8 million (Canadian $298.8 million) under this facility and advanced the proceeds to a subsidiary of Hollinger Inc. as a loan which was used to finance the purchase of an additional 21.5% interest in the common shares of Southam Inc. ("Southam") from Power Corporation of Canada. This purchase increased the Company's and Hollinger Inc.'s combined holdings in Southam to approximately 41.5% of Southam's outstanding common shares. The Company has an irrevocable option to acquire the 21.5% of Southam shares from the Hollinger subsidiary which it intends to exercise. Accordingly, the Company has recorded the 21.5% interest in Southam retroactive to the date of acquisition. At September 30, 1996, Cdn $212.2 million ($155.9 million) was outstanding under the Southam Facility.


NOTE 8 - SUBSEQUENT EVENTS

        On October 24, 1996, the Company announced that through a wholly-owned subsidiary, it intends to make an offers to shareholders of Southam Inc. to purchase on a pro-rata basis 7,000,000 common shares of Southam at a price of Cdn$ 18.75 per share. On November 13, 1996, the Company announced an increase in the price offered to Cdn $20.00 per share. The Special Committee of Independent Directors of Southam have been advised that the offer is fair from a financial point of view and the Special Committee intends to recommend that Southam shareholders accept the offer. The Company has arranged a portion of the financing for their offer through an amendment to an existing credit facility of FDTH with the balance of the financing to be provided by cash on hand. The offer expires on December 2, 1996 unless it is extended. If that number of shares is acquired, the Hollinger group of companies will hold a 50.2% interest in Southam. Under the terms of the offer, the Company can, at its sole option, acquire up to 8,500,000 common shares if more than 7,000,000 common shares are tendered and it may acquire all the shares tendered if less than 7,000,000 common shares are tendered common shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and is divided between the United States Newspaper Group and the International Newspaper Group. The United States Newspaper Group consists of the Chicago Group, comprised of the CHICAGO SUN-TIMES and suburban newspapers in the Chicago metropolitan area and American Publishing Company, comprised of the Company's community newspapers, operating in 28 states, and for reporting and administrative purposes, Jerusalem Post. The International Newspaper Group includes the operating results of the Telegraph and the Company's equity share in the earnings of John Fairfax Holdings Limited ("Fairfax") and Southam.

CONSOLIDATED RESULTS OF OPERATIONS

Third quarter 1996 net earnings were $3.2 million, or 4 cents per share. This compares with earnings of $1.5 million, or 2 cents per share, in 1995. Net earnings for the nine months ended September 30, 1996 were $5.8 million, or 7 cents per share compared with $13.5 million, or 24 cents per share in 1995. Earnings before extraordinary items in 1996 were $8.0 million, or 10 cents per share compared with $13.5 million, or 24 cents per share in 1995. The 1995 nine month earnings include a $12 million gain on the sale of an investment.
Without the effect of this gain and the extraordinary loss in 1996, nine month earnings in 1996 would be $8.0 million or 10 cents per share compared to $1.6 million or 3 cents per share for 1995.

EBITDA for the third quarter increased 43.2% to $32.1 million from $22.4 million in 1995. For the nine months ended September 30, 1996 EBITDA increased 25.6% to $95.6 million from $76.1 million in 1995.

The solid increases in total revenues and EBITDA reflect the strong business fundamentals of the Company. Operating income for the United States Newspaper Group for the third quarter improved to $19.1 million from $9.4 million in 1995. Results in the quarter improved due to lower newsprint prices, continued cost control, and the contribution from acquisitions of community newspapers during the past twelve months.

The results of the 1996 third quarter were below the Company's expectations due to the performance of its International Newspaper Group. Improved circulation revenues of $1.5 million as a result of a cover price increase in November 1995 and gains in advertising revenues of $5.9 million were partially offset by increased newsprint and promotional costs. Although there is a downward trend in the world price of newsprint, European price changes often lag behind U.S. price changes and the Telegraph enters into medium term supply contracts with vendors resulting in delays in increases and reductions of newsprint costs. At the same time, the Telegraph is delivering editions with increased pagination to an increased circulation base due to the success of its direct subscription campaign and other promotional activities. The direct subscription campaign and overall promotional initiatives, have successfully added more than 100,000 prepaid subscribers to THE DAILY TELEGRAPH circulation increasing its average weekday circulation to approximately 1.1 million, a trajectory that we are confident will extend into 1997. Additionally, the International Newspaper Group is reducing the terms of many of its newsprint supply contracts.

Operating revenues for the third quarter of 1996 increased 9.5% to $253.6 million from $231.7 million in 1995. Revenues for the nine months ended September 30, 1996 increased 11.6% to $774.8 million from $694.1 million in 1995. The increase in revenues was largely due to cover price and advertising revenue increases in the United Kingdom and to revenue contributed by the community newspapers that were acquired during the past twelve months.


Operating income in the third quarter and nine months of 1996 increased
83.2% and 48.1%, respectively as compared to the same periods in the prior year. The third quarter benefited from the effect of declining newsprint prices in the United States. Total newsprint expense increased by 3.5% in the third quarter of 1996 as compared to the same period in the prior year and newsprint as a percent of sales was 20.3% for the third quarter of 1996 as compared to 21.4% for the third quarter of 1995. Newsprint expense for the nine months ended September 30, 1996 increased 22.0% from 1995. Newsprint and other paper costs, in general, increased substantially in 1995, reached and maintained peak price levels in the fourth quarter of 1995 and the first quarter of 1996, and started a declining trend in the second quarter of 1996 which continued through the third quarter of 1996. Although there is a downward trend in the world price of newsprint, European price changes often lag behind U.S. price changes, resulting in delays in increases and reductions in newsprint costs in the United Kingdom. Compensation costs as a percentage of sales have remained relatively consistent between years, both in the third quarter and year to date. Other operating costs, including allocable expenses from Hollinger Inc. were 38.5% and 40.5% as a percentage of sales for the third quarter of 1996 and 1995, respectively, and 38.2% and 40.4% as a percentage of sales for the nine months ended September 30, 1996 and 1995, respectively.

Depreciation and amortization increased for the third quarter and the nine months ended September 30, 1996 from the comparable periods [Cin the prior year. Increased depreciation and amortization resulting from the acquisition of community newspapers and the increased intangible asset as a result of the purchase of additional shares of The Telegraph in the fourth quarter of 1995 and the buyout of the minority interest of The Telegraph in August 1996 partially offset by decreased amortization from the reevaluation of the remaining useful life of certain intangible assets.

Interest expense increased by 105.9% to $22.1 million for the third quarter of 1996 as compared to $10.8 million in 1995 and by 69.1% to $48.0 million for the nine months ended September 30, 1996 as compared to $28.4 million in 1995. The Company increased its borrowings in the last quarter of 1995 and during 1996 to fund the purchase of the additional 21.5% interest in Southam, the buyout of The Telegraph minority and other acquisitions of community newspapers.

Equity in net earnings of affiliates increased 129.3% to $14.1 million in the third quarter of 1996 from $6.2 million 1995 and decreased 12.8% to $20.3 million for the nine months ended September 30, 1996 from $23.2 million in 1995. The increase in third quarter equity earnings was as a result of improved net earnings at Southam. Net earnings at Southam increased for both the quarter and year to date as compared to prior year primarily due to acquisitions in the current year, improved advertising revenues and stabilizing newsprint prices. In addition, to improved earnings, Southam recognized a one-time gain on sale of their Construction Data Group. The Company also realized the benefit, in the third quarter, of accounting for the additional 21.5% interest in Southam. The increase in equity earnings for the third quarter was partially offset by declines at Fairfax in Australia resulting from higher depreciation and interest costs related to the new production plant in Sydney and continuing weakness in the Australian community.

                                                           Three Months Ended September 30,
                                                  -----------------------------------------------
                                                            1996                      1995
                                                            ----                      ----
                                                    Amount       Percent      Amount      Percent
                                                    ------       -------      ------      -------
                                                              (dollar amounts in thousands)
Operating Revenues:
    United States Newspaper Group                  $149,478         58.9%    $135,922       58.7%
    International Newspaper Group                   104,161         41.1%      95,754       41.3%
                                                   --------        ------    --------      ------
Total Operating Revenue                            $253,639        100.0%    $231,676      100.0%
                                                   ========        ======    ========      ======
Operating Income:
    United States Newspaper Group                  $ 19,093        108.6%    $  9,441       98.4%
    International Newspaper Group                    (1,515)        (8.6)%        153        1.6%
                                                   --------        ------    --------      ------
Total Operating Income                             $ 17,578        100.0%    $  9,594      100.0%
                                                   ========        ======    ========      ======
United States Newspaper Group
    Operating Revenue
        Advertising                                $ 97,422         65.2%    $ 89,694       66.0%
        Circulation                                  35,920         24.0%      31,733       23.3%
        Job Printing                                 16,136         10.8%      14,495       10.7%
                                                   --------        ------    --------      ------
    Total Operating Revenue                         149,478        100.0%     135,922      100.0%
                                                   --------        ------    --------      ------
    Operating Costs
        Newsprint                                    25,690         17.2%      26,634       19.6%
        Compensation Costs                           53,124         35.5%      48,637       35.8%
        Other Operating Costs                        39,581         26.5%      39,899       29.4%
        Depreciation and Amortization                10,062          6.7%      10,282        7.6%
        Allocable expenses from Hollinger Inc.        1,928          1.3%       1,029        0.8%
                                                   --------        ------    --------      ------
    Total Operating Costs                           130,385         87.2%     126,481       93.1%
                                                   --------        ------    --------      ------
    Operating Income                               $ 19,093         12.8%    $  9,441        6.9%
                                                   ========        ======    ========      ======
International Newspaper Group
    Operating Revenue
        Advertising                                $ 62,773         60.3%    $ 56,884       59.4%
        Circulation                                  38,021         36.5%      36,538       38.2%
        Job Printing                                  3,367          3.2%       2,332        2.4%
                                                   --------        ------    --------      ------
    Total Operating Revenue                         104,161        100.0%      95,754      100.0%
                                                   --------        ------    --------      ------
    Operating Costs
        Newsprint                                    25,688         24.7%      22,985       24.0%
        Compensation Costs                           19,343         18.6%      17,212       18.0%
        Other Operating Costs                        55,784         53.6%      52,509       54.8%
        Depreciation and Amortization                 4,415          4.2%       2,511        2.6%
        Allocable expenses from Hollinger Inc.          446          0.4%         384        0.4%
                                                   --------        ------    --------      ------
   Total Operating Costs                            105,676        101.4%      95,601       99.8%
                                                   --------        ------    --------      ------
    Operating Income                               $ (1,515)        (1.5)%   $    154        0.2%
                                                   ========        ======    ========      ======
EBITDA:
    United States Newspaper Group                  $ 26,155         91.0%    $ 19,723       88.1%
    International Newspaper Group                     2,900          9.0%       2,664       11.9%
                                                   --------        ------    --------      ------
Total EBITDA                                       $ 32,055        100.0%    $ 22,387      100.0%
                                                   ========        ======    ========      ======
EBITDA Margin
    United States Newspaper Group                                   19.5%                   14.5%
    International Newspaper Group                                    2.8%                    2.8%
Total EBITDA Margin                                                 12.6%                    9.7%

                                                          Nine Months Ended September 30,
                                                 -----------------------------------------------
                                                           1996                     1995
                                                           ----                     ----
                                                   Amount       Percent      Amount      Percent
                                                   ------       -------      ------      -------
                                                           (dollar amounts in thousands)
Operating Revenues:
    United States Newspaper Group                 $445,565         57.5%    $405,317       58.4%
    International Newspaper Group                  329,217         42.5%     288,744       41.6%
                                                  --------        ------    --------      ------
Total Operating Revenue                           $774,782        100.0%    $694,061      100.0%
                                                  ========        ======    ========      ======
Operating Income:
    United States Newspaper Group                 $ 42,703         75.9%    $ 30,417       80.1%
    International Newspaper Group                   13,534         24.1%       7,558       19.9%
                                                  --------        ------    --------      ------
Total Operating Income                            $ 56,237        100.0%    $ 37,975      100.0%
                                                  ========        ======    ========      ======
United States Newspaper Group
    Operating Revenue
        Advertising                               $290,907         65.3%    $268,945       66.4%
        Circulation                                108,395         24.3%      94,402       23.3%
        Job Printing                                46,263         10.4%      41,970       10.4%
                                                  --------        ------    --------      ------
    Total Operating Revenue                        445,565        100.0%     405,317      100.0%
                                                  --------        ------    --------      ------
    Operating Costs
        Newsprint                                   85,914         19.3%      73,385       18.1%
        Compensation Costs                         161,712         36.3%     148,268       36.6%
        Other Operating Costs                      120,627         27.1%     119,855       29.6%
        Depreciation and Amortization               29,836          6.7%      30,306        7.5%
        Allocable expenses from Hollinger Inc.       4,773          1.1%       3,086        0.8%
                                                  --------        ------    --------      ------
    Total Operating Costs                          402,862         90.4%     374,900       92.5%
                                                  --------        ------    --------      ------
    Operating Income                              $ 42,703          9.6%    $ 30,417        7.5%
                                                  ========        ======    ========      ======
International Newspaper Group
    Operating Revenue
        Advertising                               $199,224         60.5%    $189,111       65.5%
        Circulation                                119,895         36.4%      92,842       32.2%
        Job Printing                                10,098          3.1%       6,791        2.4%
                                                  --------        ------    --------      ------
    Total Operating Revenue                        329,217        100.0%     288,744      100.0%
                                                  --------        ------    --------      ------
    Operating Costs
        Newsprint                                   79,953         24.3%      62,584       21.7%
        Compensation Costs                          55,661         16.9%      53,662       18.6%
        Other Operating Costs                      169,264         51.4%     156,029       54.0%
        Depreciation and Amortization                9,484          2.9%       7,810        2.7%
        Allocable expenses from Hollinger Inc.       1,321          0.4%       1,101        0.4%
                                                  --------        ------    --------      ------
    Total Operating Costs                          315,683         95.9%     281,185       97.4%
                                                  --------        ------    --------      ------
    Operating Income                              $ 13,534          4.1%    $  7,558        2.6%
                                                  ========        ======    ========      ======
EBITDA:
    United States Newspaper Group                 $ 72,539         75.9%    $ 60,723       79.8%
    International Newspaper Group                   23,018         24.1%      15,368       20.2%
                                                  --------        ------    --------      ------
Total EBITDA                                      $ 95,557        100.0%    $ 76,091      100.0%
                                                  ========        ======    ========      ======
EBITDA Margin
    United States Newspaper Group                                  16.3%                   15.0%
    International Newspaper Group                                   7.0%                    5.3%
Total EBITDA Margin                                                12.3%                   11.0%

GROUP OPERATING RESULTS


UNITED STATES NEWSPAPER GROUP

United States Newspaper Group operating revenues increased approximately 10% from the prior year for both the third quarter and the nine months ended September 30, 1996, primarily as a result of increased revenues at the Community Group. American Publishing Company (the Community Group) operating revenues increased 24.9% to $67.7 million for the third quarter 1996 from $54.2 million in 1995 and 25.9% to $200.4 for the nine months ended September 30, 1996 from $159.1 million in 1995. Acquisitions at the Community Group added $19.3 million and $50.0 million to revenues for the quarter and nine months ended September 30, 1996, respectively, while same publication revenues increased 2.5%. Circulation revenues at the Chicago Group increased 2.1% for the third quarter and 4.7% for the nine months ended September 30, 1996 as compared to the same periods in the prior year. Gains in circulation revenues at the Chicago Group were offset by declines in advertising revenues due to continuing weaknesses in the retail advertising markets. These fluctuations resulted in revenues at the Chicago Group remaining flat for both the quarter and the nine months.

Third quarter operating income of the United States Newspaper Group increased 102.2% to $19.1 million in 1996 from $9.4 million in the prior year, while operating income for the nine months ended September 30, 1996 increased 40.4% to $42.7 million from $30.4 million in 1995. Recent acquisitions at the Community Group added $4.7 million and $11.9 million to operating income for the third quarter and nine months ended September 30, 1996, respectively. Publications owned throughout both years showed increases in operating income of 5.6% and 8.1% for the third quarter and nine months ended September 30, 1996 respectively, as compared to the same period of the prior year. The third quarter benefited from declining newsprint prices, while cost containment efforts at both the Chicago Group and Community Group added to the increased operating income for both the third quarter and the nine months ended of the current year.

EBITDA for the third quarter increased 47.8% to $29.2 million in 1996 from $19.7 million in 1995 and for the nine months ended September 30, 1996 increased 19.5% to $72.5 million from $60.7 million in 1995. Operating income for the United States Newspaper Group increased by $9.7 million in the third quarter primarily as a result of revenue enhancement, newsprint price reductions and cost containment efforts.


INTERNATIONAL NEWSPAPER GROUP

Third quarter operating revenues for the International Newspaper Group increased 8.8% to $104.2 million in 1996 from $95.8 million in 1995. Operating revenues for the nine months ended September 30, 1996 increased 14.0% to $329.2 million from $288.7 million in 1995. Advertising revenues increased 10.4% and 5.3% in the quarter and year to date, respectively. Circulation revenues grew 4.1% in the third quarter and 29.1% year to date as compared to the same periods in the prior year. The increase in circulation revenues is primarily as a result of the increased cover price of The Daily Telegraph. The increase in revenues in pounds sterling, for the third quarter was 10.1% and 17.6% for the nine months ended September 30, 1996 as compared to the same periods in the prior year, but the increase value of the U.S. dollar versus the British pound reduced the reported U.S. dollar increase.

The International Newspaper Group's operating income for the third quarter decreased by $1.7 million. Additional amortization of intangible assets as a result of the acquisition of The Telegraph minority reduced operating income by $1.9 million. The benefits from increased circulation, advertising and other revenues were partially offset by higher newsprint costs (largely due to volume increases) and higher promotional costs during the usually weak third quarter. Operating income for the nine months ended September 30, 1996 increased $6.0 million over 1995. Increased advertising circulation and other Revenues during this period more than offset higher newsprint and promotional costs.

Newsprint expenses increased for both the quarter and year to date as compared with prior year as a result of both increased circulation, especially at The Sunday Telegraph, and increased pagination. Although there is a downward trend in the world price of newsprint, European price changes often lag behind U.S. price changes and the Telegraph enters into medium term supply contracts with vendors resulting in delays in increases and reductions of newsprint costs. At the same time, the Telegraph is delivering editions with increased pagination to an increased circulation base due to the success of its direct subscription campaign and other promotional activities. The direct Subscription campaign and overall promotional initiatives, have successfully added more than 100,000 prepaid subscribers to THE DAILY TELEGRAPH circulation increasing its average weekday circulation to more than 1.1 million. Additionally, the Telegraph is reducing the terms of many of its newsprint supply contracts. The increased level of promotional activity at The Telegraph has continued through the third quarter resulting in increased operating costs as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital consists of current assets less current liabilities. Current assets were $278.3 million at September 30, 1996 compared with $197.6 million at December 31, 1995. Most of the increase was due to a $71.0 million increase in cash and cash equivalents which came about mainly as a result of financing activities taken in the first and third quarters of 1996 including the public offering of Class A Common Stock, Subordinated Notes and PRIDES. Accounts receivable increased by $12.4 million primarily a result of acquisitions, while inventories were reduced by $7.1 million as the easing of newsprint prices reduced the need for inventory hedge buying. Current liabilities, excluding debt obligations were $159.2 million at September 30, 1996, compared with $124.8 million at December 31, 1995; the increase a result of acquisitions.

DEBT

Current debt obligations, excluding the current portion of long term debt, included in current liabilities were $457.3 million at September 30, 1996 compared with
$169.4 million at December 31, 1995.  This increase was due to borrowings of under the Southam Facility during the second quarter of 1996 and under the
Publishing and FDTH facilities in the third quarter of 1996.  The Southam
Facility matures on March 31, 1997 and the FDTH and Publishing facilities mature on February 7, 1997.  Long-term debt, including the current portion, was $473.8 million at September 30, 1996 compared with $473.8 million at December 31, 1995.
In September 1996, the Company made a $15 million principal payment on the
Senior Notes. The Company is also entering into an amended FDTH credit facility to acquire the additional 9.2% interest in Southam pursuant to the outstanding offer referred to in Note 8 to the consolidated financial statements.

EBITDA

EBITDA, which represents the Company's earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and other income was $95.6 million in the first nine months of 1996 compared with $76.1 million in the first nine months of 1995. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt. These acquisitions have resulted in non-cash charges for depreciation and amortization which have reduced net earnings, but have not affected EBITDA.

CASH FLOWS


Cash flows from operating activities were $66.8 million for the nine months ended September 30, 1996, compared with $1.7 million in 1995. Excluding changes in working capital (other than cash), cash provided by operating activities was $58.6 million in 1996 and 42.2 million in 1995.

Cash flows related to investing activities were an outflow of $709.1 million in 1996, largely related to the acquisition of the additional 21.5% interest in Southam, the minority buyout at the Telegraph and acquisitions at the community group, and an inflow of $7.7 million in 1995, die largely to Telegraph's proceeds from the sale of marketable securities of $17.7 million.

Cash flows related to financing activities were a net inflow of $711.3 million. This results from proceeds from public offerings and credit facilities. Net cash outflows of $97.6 million in 1995 largely reflect reductions in debt which were possible due to large cash equivalent balances.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The United States Newspaper Group and the International Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, proceeds from the Company's initial public offering in May 1994, concurrent debt and equity offerings in February 1996 and concurrent Equity Offerings in August 1996.

In May 1996, Hollinger Inc. acquired additional common shares of Southam from a third party. This acquisition was financed by the Company through borrowings of approximately Cdn.$300 million under the Southam Facility. The Southam facility is guaranteed by Hollinger Inc. The maturity date on the loan was extended from November 26, 1996 to March 24 ,1997. The Hollinger Inc. guarantee of the Southam Facility is secured by a pledge of the acquired Southam shares and 7,539,028 shares of Class A Common Stock and 14,909,000 shares of Class B Common Stock held by Hollinger Inc.

In connection with the Scheme, the Company entered into definitive agreements with certain financial institutions for short term bank credit facilities and bridge financing, in the aggregate amount of approximately $625.0 million. On August 7, 1996, the Company borrowed approximately $130.0 million under the Amended Publishing Bank Credit Facility and approximately $305.0 million under the FDTH Credit Facility, which funds, together with the net proceeds of the concurrent offerings of Class A Common Stock and PRIDES, were used to finance the Scheme of approximately $455.1 million, pay outstanding debt of the Telegraph of approximately $139.5 million and pay related transaction costs of approximately $8.1 million.

EXISTING DEBT OBLIGATIONS

The Company, Publishing and its principal subsidiaries are parties to various debt agreements which have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At September 30, 1996 the indebtedness of the Company was $1,006.8 million consisting of long-term debt of $549.5 million, and current bank loans of $457.3 million and at December 31, 1995, the indebtedness of the Company was $ 621.7 million, consisting of long-term debt of $473.8 million and current bank loans of $147.9 million. Of the Company's total debt, $457.3 million is due on or prior to March 31, 1997.

DIVIDENDS AND OTHER COMMITMENTS

The Company's sales of Class A Common Stock and PRIDES has significantly increased its dividends obligations and the Company also has significant debt service obligations, capital expenditures, management fees due to Hollinger Inc. and dividends on its Series A Redeemable Preferred Stock. Furthermore, the Company's wholly owner subsidiaries, DTH and FDTH, have obligations in respect of their redeemable preferred stock ( the "DTH and FDTH Preference Shares").
The Company has an agreement to compensate Hollinger Inc. for any payments made by Hollinger Inc. to the holders of the DTH and FDTH Preference Shares in the event such holders exercise their retraction rights set forth in the designation of such shares and Hollinger Inc. purchases such shares pursuant to contractual arrangements with the holders. The timing of any such payments by the Company to Hollinger Inc. will be determined by Hollinger Inc. Hollinger Inc. has agreed that, so long as the FDTH Credit Facility is outstanding, it will refrain from demanding any such payment from the Company. The Company has been informed by Hollinger Inc. that it is in compliance with the debt to equity ratio required under the terms of the DTH and FDTH Preference Shares at September 30, 1996. There can be no assurance, however, that Hollinger Inc. will continue to be in compliance with such ratio.

The amount available for the payment of dividends and other obligation by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of September 30, 1996, the total amount of funds that would be unrestricted as to payment of dividends, management fees and other payments by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $24.6 million. The foregoing calculation is based on the sum of the following for the period January 1, 1996 to September 30, 1996: (i) 50% of the sum of (x) consolidated net income of Publishing and its Restricted Subsidiaries (principally it United State subsidiaries), or if it is a loss, 100% of such loss, and (y) amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries, including The Telegraph; and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing. The Company's subsidiaries, American Publishing (1991) Inc. and FDTH, also are parties to agreements that limit their respective abilities to pay dividends ad make other payments to the Company.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet is foreseeable requirements.

FUTURE FINANCING PLANS

The Company is exploring various financing alternatives and may directly or through a subsidiary issue high yield debt securities or other debt or equity securities, refinance or extend the maturity of existing bank debt, increase the amount that may be borrowed under the Amended Publishing Facility, or monetize its investment in Fairfax. The amount, timing, and nature of any financing alternative has not been determined.

OTHER

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on the Form 10-K for a discussion of factors that may affect such statements.

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                        None

                (b)     Reports on Form 8-K

                                The Company file a current report on Form 8-K
                        on September 24, 1996, reporting an event under Item 5 on Form 8-K.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HOLLINGER INTERNATIONAL INC.
                                  Registrant


Date:  November 14, 1996                           By: /s/ J.A. Boultbee
                                                      --------------------
                                                      J.A. Boultbee
                                                      Vice President, Finance
                                                      and Treasury