Form 10-Q/A
period 1996-09-30
HOLLINGER INTERNATIONAL INC
filed 1997-01-08
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A



                               Amendment No. 1


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

The following Form 10-Q/A amends and restates the Form 10-Q of Hollinger International Inc. for the quarter ended September 30, 1996 in its entirety.


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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                             AND SEPTEMBER 30, 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                 THREE MONTHS                         NINE MONTHS
                                                        1996                    1995             1996              1995
                                                        ----                    ----             ----              ----
OPERATING REVENUES
 Advertising                                           $160,195               $146,578          $490,131         $458,056
 Circulation                                             73,941                 68,271           228,290          187,244
 Job Printing                                            13,272                 12,410            39,372           36,008
 Other                                                    6,231                  4,417            16,989           12,753
                                                       --------              ---------          --------         --------
    Total Operating Revenues                            253,639                231,676           774,782          694,061
                                                       --------              ---------          --------         --------
OPERATING COSTS AND EXPENSES
 Newsprint                                               51,378                 49,619           165,867          135,969
 Compensation costs                                      72,467                 65,848           217,373          201,929
 Other operating costs                                   95,365                 92,409           289,891          275,885
 Depreciation and Amortization                           14,477                 12,793            39,320           38,116
 Allocable Expense from Hollinger Inc.                    2,374                  1,413             6,094            4,187
                                                       --------              ---------          --------         --------
    Total Operating Costs and Expenses                  236,061                222,082           718,545          656,086
                                                       --------              ---------          --------         --------
    Operating Income                                     17,578                  9,594            56,237           37,975
                                                       --------              ---------          --------         --------
Other Income (Expense)
 Interest Expense, Net                                  (22,148)               (10,755)          (48,007)         (28,391)
 Equity in Net Earnings of Affiliates                    14,133                  6,163            20,254           23,222
 Gain on Sale of Marketable Securities                       --                     --                --           11,968
 Other Income, Net                                        2,239                    721             6,926             (404)
                                                       --------              ---------          --------         --------
    Total Other Income (Expense)                         (5,776)                (3,871)          (20,827)           6,395
                                                       --------              ---------          --------         --------
Earnings Before Income Taxes, Minority
  Interest and Extraordinary Item                        11,802                  5,723            35,410           44,370
Provision for Income Taxes                                5,753                  1,614            14,673           13,787
                                                       --------              ---------          --------         --------
Earnings Before Minority Interest and
 Extraordinary Item                                       6,049                  4,109            20,737           30,583
Minority Interest                                         2,810                  2,616            12,770           17,048
                                                       --------              ---------          --------         --------
Earnings Before Extraordinary Item                        3,239                  1,493             7,967           13,535
Extraordinary Loss on Debt Extinguishments                   --                     --            (2,150)              --
                                                       --------              ---------          --------         --------
Net Earnings                                           $  3,239              $   1,493          $  5,817         $ 13,535
                                                       ========              =========          ========         ========
Earnings per Common Share
  Earnings Before Extraordinary Item                   $   0.03              $    0.02          $   0.09         $   0.24
  Extraordinary Loss on Debt Extinguishments                 --                     --             (0.03)              --
                                                       --------              ---------          --------         --------
Net Earnings per Common Share                          $   0.03              $    0.02          $   0.06         $   0.24
                                                       ========              =========          ========         ========
Weighted Average Shares Outstanding                      89,772                 56,956            76,344           56,956
                                                       ========              =========          ========         ========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)


                                                            SEPTEMBER 30,             DECEMBER 31,
ASSETS                                                           1996                    1995
                                                             (UNAUDITED)
Current Assets:
 Cash and Cash Equivalents                                   $    94,768             $   23,810
 Accounts Receivable, Net                                        146,925                134,511
 Inventories                                                      18,608                 25,684
 Other Current Assets                                             17,995                 13,562
                                                             -----------             ----------
   Total Current Assets                                          278,296                197,567

Marketable securities, market value                                   50                     --
Property, Plant and Equipment, Net of
   Accumulated Depreciation                                      190,799                193,407
Intangible Assets, Net of Accumulated Amortization               874,304                529,694
Investments in Affiliates                                        753,830                463,527
Other Assets                                                     500,882                185,910
                                                             -----------             ----------
   Total Assets                                              $ 2,598,161             $1,570,105
                                                             ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                                            $    34,813                $38,646
 Accrued Expenses                                                 87,949                 50,874
 Deferred Revenue                                                 28,137                 22,902
 Income Taxes Payable                                              9,364                 12,390
 Bank Loans                                                      587,328                147,866
 Current Installments of Long-term Debt                           34,826                 27,552
 Due to Hollinger Inc.                                            (1,095)                21,512
                                                             -----------             ----------
    Total Current Liabilities                                    781,322                321,742

Long-term Debt                                                   384,638                446,234
Other Long-term Liabilities                                       97,185                103,135
                                                             -----------             ----------
    Total Liabilities                                          1,263,145                871,111

Minority Interest                                                     --                 97,298
Redeemable Preferred Stock                                       606,858                306,452
Stockholders' Equity:
 Convertible Preferred Stock                                     195,770                     --
 Class A Common Stock                                                696                    420
 Class B Common Stock                                                150                    150
 Additional Paid-in Capital                                      410,094                162,610
 Cumulative Translation Adjustment                                 9,815                 (3,987)
 Retained Earnings                                               111,633                136,051
                                                             -----------             ----------
    Total Stockholders' Equity                                   728,158                295,244
                                                             -----------             ----------
    Total Liabilities and Stockholders Equity                $ 2,598,161             $1,570,105
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

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 7 - ACQUISITION OF ADDITIONAL 21.5% SOUTHAM INTEREST


        On May 24, 1996, the Company entered into a short-term loan facility with a Canadian chartered bank in the amount of Canadian $300 million (the "Southam Facility"). The Southam Facility consists of a secured non-amortizing credit facility guaranteed by Hollinger Inc. with a maturity date of February 28, 1997 subject to earlier prepayment in specified circumstances. The Company borrowed $218.8 million (Canadian $298.8 million) under this facility and advanced the proceeds to a subsidiary of Hollinger Inc. as a loan which was used to finance the purchase of an additional 21.5% interest in the common shares of Southam Inc. ("Southam") from Power Corporation of Canada. This purchase increased the Company's and Hollinger Inc.'s combined holdings in Southam to approximately 41.5% of Southam's outstanding common shares. The Company has an irrevocable option to acquire the 21.5% of Southam shares from the Hollinger subsidiary which it intends to exercise. Accordingly, the Company has recorded the 21.5% interest in Southam retroactive to the date of acquisition. At September 30, 1996, Cdn $212.2 million ($155.9 million) was outstanding under the Southam Facility.


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

CONSOLIDATED RESULTS OF OPERATIONS

Third quarter 1996 net earnings were $3.2 million, or 3 cents per share. This compares with earnings of $1.5 million, or 2 cents per share, in 1995. Net earnings for the nine months ended September 30, 1996 were $5.8 million, or 6 cents per share compared with $13.5 million, or 24 cents per share in 1995. Earnings before extraordinary items in 1996 were $8.0 million, or 9 cents per share compared with $13.5 million, or 24 cents per share in 1995. The 1995 nine month earnings include a $12 million gain on the sale of an investment.

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


Third quarter operating income of the United States Newspaper Group increased 102.2% to $19.1 million in 1996 from $9.4 million in the prior year, while operating income for the nine months ended September 30, 1996 increased 40.4% to $42.7 million from $30.4 million in 1995. The third quarter benefited from declining newsprint prices, while cost containment efforts at both the Chicago Group and Community Group added to the increased operating income for both the third quarter and the nine months ended September 30, 1996.


EBITDA for the third quarter increased 47.8% to $29.2 million in 1996 from $19.7 million in 1995 and for the nine months ended September 30, 1996 increased 19.5% to $72.5 million from $60.7 million in 1995. Recent acquisitions at the Community Group added $4.7 million and $11.9 million to EBITDA for the third quarter and nine months ended September 30, 1996, respectively. Operating income for the United States Newspaper Group increased by $9.7 million in the third quarter primarily as a result of revenue enhancement, newsprint price reductions and cost containment efforts.


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

DEBT


Current debt obligations, excluding the current portion of long term debt, included in current liabilities were $587.3 million at September 30, 1996 compared with $169.4 million at December 31, 1995. This increase was due to borrowings of under the Southam Facility during the second quarter of 1996 and under the Publishing and FDTH facilities in the third quarter of 1996. The Southam Facility matures on February 28, 1997, subject to earlier prepayment in specified circumstances and the FDTH and Publishing facilities mature on February 7, 1997. Long-term debt, including the current portion, was $419.5 million at September 30, 1996 compared with $473.8 million at December 31, 1995. In September 1996, the Company made a $15 million principal payment on the Senior Notes. The Company is also entering into an amended FDTH credit facility to acquire the additional 9.2% interest in Southam pursuant to the outstanding offer referred to in Note 8 to the consolidated financial statements.


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

CASH FLOWS


Cash flows from operating activities were $66.8 million for the nine months ended September 30, 1996, compared with $1.6 million in 1995. Excluding changes in working capital (other than cash), cash provided by operating activities was $58.6 million in 1996 and $42.2 million in 1995.

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


In May 1996, Hollinger Inc. acquired additional common shares of Southam from a third party. This acquisition was financed by the Company through borrowings of approximately Cdn.$300 million under the Southam Facility. The Southam facility is guaranteed by Hollinger Inc. The maturity date on the loan was extended from November 26, 1996 to February 28,1997 or earlier upon occurrence of certain events, namely (i) one banking day prior to the maturity date of the Publishing Credit Facility, which is currently scheduled to mature on February 7, 1997; (ii) one banking day prior to the maturity date of the FDTH Credit Facility, which is currently scheduled to mature on February 7, 1997; or (iii) the closing date of any equity issue, debt financing, public or private placement or high yield financing completed by the Company or any of its subsidiaries or by Hollinger Inc. or certain of its Canadian subsidiaries. All net proceeds of any financing referred to in (iii) above must be applied as a permanent prepayment of the Southam Facility. The Hollinger Inc. guarantee of the Southam Facility is secured by a pledge of the acquired Southam shares and 7,539,028 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock of the Company held indirectly by Hollinger Inc.


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

EXISTING DEBT OBLIGATIONS

The Company, Publishing and its principal subsidiaries are parties to various debt agreements which have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At September 30, 1996 the indebtedness of the Company was $1,006.8 million consisting of long-term debt of $419.5 million, and current bank loans of $587.3 million and at December 31, 1995, the indebtedness of the Company was $ 621.7 million, consisting of long-term debt of $473.8 million and current bank loans of $147.9 million. Of the Company's total debt, $587.3 million is due on or prior to March 31, 1997.

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

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                        None

                (b)     Reports on Form 8-K


                                The Company filed a current report on Form 8-K
                        on September 24, 1996, reporting an event under Item 5 on Form 8-K.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HOLLINGER INTERNATIONAL INC.
                                  Registrant


Date:  December 30, 1996                           By: /s/ J.A. Boultbee
                                                      --------------------
                                                      J.A. Boultbee
                                                      Vice President, Finance
                                                      and Treasury