Form 10-K/A
period 1995-12-31
HOLLINGER INTERNATIONAL INC
filed 1997-02-28
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1995
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to
                                                    ----     ----
                          Commission File No. 0-24004

                          HOLLINGER INTERNATIONAL INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     95-3518892
                   --------                                     ----------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)

401 North Wabash Avenue, Suite, 740, Chicago, Illinois            60611
------------------------------------------------------            -----
   (Address of Principal Executive Office)                      (Zip Code)

 Registrant's telephone number, including area code: (312) 321-2299


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                              REGISTERED
             -------------------                    ------------------------------
Class A Common Stock par value $.01 per share       New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2006           New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of Class A Common Stock held by non-affiliates as of March 15, 1996, was approximately $96,082,500. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

     The number of outstanding shares of each class of the registrant's common stock as of March 15, 1996, was as follows: 58,065,754 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

The following Form 10-K/A amends Part IV Item 14 of the Form 10-K of Hollinger International Inc. for the year ended December 31, 1995.

                                     INDEX

                          HOLLINGER INTERNATIONAL INC.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Financial Statements filed pursuant to Rule 3-09 of Regulation S-X

              John Fairfax Holdings Limited
                Auditors Report
                Consolidated Balance Sheet
                Consolidated Profit and Loss Account
                Consolidated Statement of Cash Flows
                Notes to the Accounts as of June 30, 1996

          (b) Exhibits

              23.1 Consent of Ernst & Young

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of

JOHN FAIRFAX HOLDINGS LIMITED

We have audited the accompanying consolidated balance sheets of John Fairfax Holdings Limited and its subsidiary companies ("the Group") as of June 30, 1995 and June 30, 1996, and the related consolidated statements of profit and loss and cash flows for the three years ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of John Fairfax Holdings Limited and its subsidiary companies at June 30, 1995 and 1996 and the results of their operations and their cash flows for the years ended June 30, 1994, 1995 and 1996 in conformity with Australian Accounting Standards.

Accounting principles generally accepted in Australia vary in certain significant respects from accounting principles generally accepted in the United States. The application of the generally accepted accounting principles in the United States would have affected the determination of consolidated operating profit for the years ended June 30, 1994, 1995 and 1996 and the determination of the consolidated shareholders equity at June 30, 1994, 1995 and 1996 to the extent summarized in Note 31 to the financial statements.


ERNST & YOUNG
Chartered Accountants

Sydney, Australia
September 6, 1996

JOHN FAIRFAX HOLDINGS LIMITED

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------


                                                                                               June 30,
-------------------------------------------------------------------------------------------------------------
                                                                                          1996         1995
                                                                       Notes             A $000       A $000
-------------------------------------------------------------------------------------------------------------
CURRENT  ASSETS

Cash                                                                                      5,341          310
Receivables                                                             9               153,582      135,842
Inventories                                                            10                36,095       26,308
                                                                                -----------------------------
TOTAL CURRENT ASSETS                                                                    195,018      162,460
                                                                                -----------------------------
NON-CURRENT ASSETS

Receivables                                                             9                 2,224        3,310
Investments                                                            11                44,831       25,964
Property, plant and equipment                                          12               607,942      507,432
Intangibles                                                            13             1,258,167    1,256,949
Other                                                                  14               114,935      128,124
                                                                                -----------------------------
TOTAL NON-CURRENT ASSETS                                                              2,028,099    1,921,779
                                                                                -----------------------------
TOTAL ASSETS                                                                          2,223,117    2,084,239
                                                                                -----------------------------
CURRENT LIABILITIES

Creditors and borrowings                                               15               255,455      100,010
Provisions                                                             16                81,880      110,166
                                                                                -----------------------------
TOTAL CURRENT LIABILITIES                                                               337,335      210,176
                                                                                -----------------------------
NON-CURRENT LIABILITIES

Creditors and borrowings                                               15 & 23          728,971      750,000
Provisions                                                             16                70,764       50,377
                                                                                -----------------------------
TOTAL NON-CURRENT LIABILITIES                                                           799,735      800,377
                                                                                -----------------------------
TOTAL LIABILITIES                                                                     1,137,070    1,010,553
                                                                                -----------------------------
NET ASSETS                                                                            1,086,047    1,073,686
                                                                                -----------------------------

SHAREHOLDERS' EQUITY

Issued capital                                                         17               416,865      422,638
Reserves                                                               18               423,358      416,099
Retained profits                                                                        245,751      234,078
                                                                                -----------------------------
SHAREHOLDERS' EQUITY
ATTRIBUTABLE TO MEMBERS OF
THE CHIEF ENTITY                                                                      1,085,974    1,072,815
Outside equity interests in
controlled entities                                                    19                    73          871
                                                                                -----------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            1,086,047    1,073,686
                                                                                =============================

The balance sheet should be read in conjunction with the accompanying notes.

JOHN FAIRFAX HOLDINGS LIMITED

-------------------------------------------------------------------------------
CONSOLIDATED PROFIT AND LOSS ACCOUNT
-------------------------------------------------------------------------------

                                                                          Year ended June 30,
-----------------------------------------------------------------------------------------------------
                                                                      1996         1995        1994
                                                        Notes        A $000       A $000      A $000
-----------------------------------------------------------------------------------------------------
Operating revenue                                           2      1,006,148     948,433     846,592

Operating expenses                                          3       (854,537)   (731,942)   (678,019)
                                                              ---------------------------------------
OPERATING PROFIT BEFORE ABNORMAL ITEMS AND
INCOME TAX                                                           151,611     216,491     168,573

Abnormal items before income tax                            4        (21,934)    (10,867)     (4,171)
                                                              ---------------------------------------
OPERATING PROFIT BEFORE INCOME TAX                                   129,677     205,624     164,402

Income tax attributable to operating profit                 5        (42,201)    (68,007)    (53,660)
                                                              ---------------------------------------
OPERATING PROFIT BEFORE ABNORMAL TAX BENEFITS                         87,476     137,617     110,742

Abnormal income tax benefits                                5              -       9,707      75,168
                                                              ---------------------------------------
OPERATING PROFIT AFTER INCOME TAX                                     87,476     147,324     185,910

Outside equity interests in operating profit after
   income tax                                                            (47)       (246)       (238)
                                                              ---------------------------------------
OPERATING PROFIT AFTER INCOME TAX ATTRIBUTABLE
   TO MEMBERS OF THE CHIEF ENTITY                           6         87,429     147,078     185,672

Retained profits at the beginning of the
   financial year                                                    234,078     173,493      47,980

Adjustment resulting from the adoption of
   a new accounting standard                                               -     (10,853)          -
                                                              ---------------------------------------
TOTAL AVAILABLE FOR APPROPRIATION                                    321,507     309,718     233,652

Dividends provided for or paid                              7        (75,756)    (75,640)    (60,159)
                                                              ---------------------------------------
RETAINED PROFITS AT THE END OF THE
   FINANCIAL YEAR                                                    245,751     234,078     173,493
                                                              =======================================


The profit and loss account should be read in conjunction with the accompanying notes.

JOHN FAIRFAX HOLDINGS LIMITED

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                               Year ended June 30,
----------------------------------------------------------------------------------------------------------
                                                                          1996         1995         1994
                                                            Notes        A $000       A $000       A $000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Receipts from customers                                               972,621      938,077      829,214
  Payments to suppliers and employees                                  (764,194)    (656,256)    (607,173)
  Redundancy payments                                                   (46,298)     (10,024)     (17,488)
  Dividends and unit trust income received                                  854          662          555
  Interest received                                                         986          459          779
  Interest paid                                                         (45,175)     (35,263)     (32,273)
  Income taxes paid                                                      (2,378)        (244)        (134)
                                                               -------------------------------------------
  Net cash flows from (used in) operating activities        26          116,416      237,411      173,480
                                                               -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant & equipment                           (108,704)    (228,231)    (191,831)
  Proceeds from the sale of property, plant & equipment                   9,245       19,879        3,200
  Interest paid                                                         (22,455)     (14,654)      (3,273)
  Additional costs of acquiring the economic entity                           -       (4,580)      (2,337)
  Recovery of costs of acquiring the economic entity                          -        2,500            -
  Acquisition of investments                                            (18,874)      (9,575)      (3,537)
  Proceeds from the sale of investments                                       -          799            -
  Acquisition of a division                                                   -       (1,064)           -
  Acquisition of controlled entities/minority interests                  (2,012)     (36,866)           -
  Proceeds from the sale of controlled entities                               -          650            -
  Transfers from related bodies corporate                                     -            -            -
  Settlement of commitments entered into
   during the acquisition of the economic entity                              -            -      (60,000)
                                                               -------------------------------------------
  Net cash used in investing activities                                (142,800)    (271,142)    (257,778)
                                                               -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issues of shares and debentures                           1,757        5,390      118,200
  Dividends paid                                                        (75,578)     (67,345)     (55,333)
  Proceeds from borrowings                                              223,971      130,000      665,000
  Repayment of borrowings                                              (120,000)     (32,774)    (644,736)
  Loans and deposits issued                                                   -            -            -
  Loans and deposits repaid                                               1,329            -        2,896
  Borrowing costs                                                           (64)      (1,646)      (1,687)
                                                               -------------------------------------------
  Net cash provided by (used in) financing activities                    31,415       33,625       84,340
                                                               -------------------------------------------
NET INCREASE (DECREASE) IN CASH HELD                                      5,031         (106)          42
Cash at beginning of financial year                                         310          416          374
                                                               -------------------------------------------
Cash at end of financial year                               26            5,341          310          416
                                                               ===========================================

The statement of cash flows should be read in conjunction with the accompanying notes.

--------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 1  STATEMENT OF ACCOUNTING POLICIES

The financial report is a general purpose financial report which has been prepared in accordance with applicable Accounting Standards and other mandatory professional reporting requirements (Urgent Issues Group Consensus Views) and the Corporations Law, including the disclosure requirements of Schedule 5 of the Corporations Regulations. The accounts have also been prepared on the basis of the historical cost accounting convention.

The accounting policies are consistent with those of the previous year. Certain comparative figures have been re-classified to conform with changes in presentation for the current year.

The changes are not material.

     (a)  Principles of Consolidation

          The consolidated accounts are those of the economic entity comprising the chief entity, John Fairfax Holdings Limited, and all its controlled entities.

          The consolidated accounts include the information contained in the accounts of John Fairfax Holdings Limited and each of its controlled entities as from the date the chief entity obtains control until such time as control ceases.

          The accounts of controlled entities are prepared for the same reporting period as the chief entity, using consistent accounting policies.

          All inter-entity balances and transactions, and unrealised profits arising from intra economic entity transactions, have been eliminated in full.

     (b)  Debentures

          Debentures have been included as equity as the rights attaching to them are in all material respects comparable to those attaching to the ordinary shares. Such debentures are unsecured non-voting securities that have interest entitlements equivalent to the dividend entitlements attaching to the ordinary voting shares and rank equally with such shares on any liquidation or winding up. These interest entitlements are treated as dividends.

          The debentures are convertible into shares on a one for one basis at the option of the holder provided that conversion will not result in a breach of any of the following:

            (i)  any provision of the Foreign Acquisitions and Takeovers
                 Act 1975;

           (ii) any undertaking given by the chief entity to the Foreign Investment Review Board or at the request of the Foreign Investment Review Board from time to time; or

          (iii) any other applicable law including, without limitation, the Broadcasting Act 1942.

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 1  STATEMENT OF ACCOUNTING POLICIES (continued)

     (c)  Property, Plant and Equipment

          Land and buildings

          Freehold and leasehold properties are initially capitalised at cost and thereafter are periodically revalued to an amount not exceeding their recoverable amount estimated on the basis of undiscounted cash flows.

          Other Fixed Assets

          Other fixed assets are carried at the lower of cost or recoverable amount. The carrying amount is reviewed annually by directors to ensure it is not in excess of the recoverable amount estimated on the basis of undiscounted cash flows. Profits and losses on disposal of fixed assets in the ordinary course of business are taken into account in determining the operating profit for the period.

          Capitalisation

          Costs arising from the acquisition or construction of plant and equipment are capitalised. Such costs may include internal labour and interest. Interest relating to the financing of the Chullora printing plant was capitalised up to the date of commissioning and will be subsequently amortised over its useful life.

          Leasing

          Leases of fixed assets where substantially all the risks and benefits incidental to ownership of the asset are transferred to the economic entity are classified as finance leases. Finance leases are capitalised and recorded as an asset and liability equal to the present value of the minimum lease payments, including any guaranteed residual values. Lease payments are allocated between the reduction of the lease liability and the lease interest for the period.

          Operating leases, where the lessor effectively retains all the risk and benefits of ownership of the leased asset, are not capitalised. Rental payments are charged as an expense in the periods to which they relate.

          Depreciation and Amortisation

          Depreciation is determined using the straight-line method of calculation. It is calculated on the cost recorded for buildings, plant and equipment so as to write off the asset over its estimated useful life. In the case of land no provision for depreciation has been made.

          Leased assets are amortised over the life of the relevant lease, or where it is likely that the company will obtain ownership of the asset, over the useful life of the asset.

--------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
--------------------------------------------------------------------------------

NOTE 1  STATEMENT OF ACCOUNTING POLICIES (continued)

     (d)  Investments

          Investments are carried at the lower of cost or recoverable amount. The carrying amount is reviewed annually by directors to ensure it is not in excess of the recoverable amount. The recoverable amount is represented by a directors valuation based on undiscounted cashflows or the underlying net assets of the particular entities. Dividends are brought to account as they are received.

     (e)  Mastheads and tradenames

          Mastheads and tradenames are carried at cost and are not amortised as they are considered to be assets which are unlikely to diminish in value over time. In accordance with AASB 1021, no amortisation is provided against the carrying value of these assets because the Directors believe that the life of these assets is of such duration and the residual value would be such that the amortisation charge, if any, would not be material. The carrying amount is reviewed annually by Directors to ensure it is not in excess of the recoverable amount. The recoverable amount is represented by a directors valuation based on undiscounted cashflows.

     (f)  Inventories

          Inventories including work in progress are valued at the lower of cost and estimated net realisable value. The methods used to determine cost for the main items of inventory are:

              - Raw materials (comprising mainly newsprint and paper on hand)
                are assessed at average cost and newsprint and paper in transit by specific identification cost.

              - Work in progress and finished goods are valued at direct material and labour costs, together with a proportion of indirect labour costs and manufacturing overheads where appropriate.

              - In the case of other inventories, cost is assigned by the weighted average cost method.

          A provision for diminution in value of inventories exists to cover a decline in value which might arise from the effects of storage hazards.

     (g)  Debtors

          Bad debts are written off by a charge against the provision for doubtful debts during the period in which they are identified as bad. Provision is made for doubtful debts and is based on an inspection and assessment of all debts outstanding.

          Adjustments are made for any outstanding returns, commissions and allowances in arriving at the trade debtors balance.

--------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
--------------------------------------------------------------------------------

NOTE 1  STATEMENT OF ACCOUNTING POLICIES (continued)

     (h)  Employee Entitlements

          Provision has been made for salaries and wages, holiday pay, long service leave and other entitlements payable to employees under statutory and contractual requirements. The provision has been allocated into current and non-current proportions. The current proportion relates to the amount of the provision which is expected to be payable in the ensuing twelve months and is measured in nominal value. The non-current proportion relates to entitlements, other than annual leave and sick leave, which are expected to be payable after twelve months from balance date and are measured at the present value of the expected future cash outflows. In determining the present value of future cash outflows, the interest rates attaching to government guaranteed securities which have terms to maturity approximating the terms of the related liability are used.

     (i)  Income Tax

          Income tax has been accounted for using the liability method of tax effect accounting whereby income tax expense is based upon the accounting profit adjusted for permanent differences.

          Future income tax benefits attributable to income tax losses, capital losses and timing differences are brought to account when realisation of the benefit is considered to be virtually certain and will only be obtained if:

          (i) the economic entity derives future assessable income of a nature and of an amount sufficient to enable the benefit to be realised;

          (ii) the economic entity has complied and continues to comply with the conditions for deductibility imposed by tax legislation; and

          (iii) no changes in tax legislation adversely affect the economic entity in realising the benefit from the deductions for the loss.

     (j)  Foreign Currency

          Foreign currency transactions are initially converted to Australian currency at the rate of exchange ruling on the date of the transaction or, where appropriate, at rates specified under forward exchange contracts. Amounts payable and receivable at balance date are translated at rates applicable at that date.

          Except for certain specific hedges and hedges of foreign currency operations, all resulting exchange differences arising on settlement or re-statement are brought to account in determining the profit and loss for the financial year. Transaction costs, premiums and discounts on forward currency contracts are deferred and amortised over the life of the contract.

--------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
--------------------------------------------------------------------------------

NOTE 1  STATEMENT OF ACCOUNTING POLICIES (continued)

          Where a purchase or sale is specifically hedged, exchange gains or losses on the hedging transaction arising up to the date of purchase or sale and costs, premiums and discounts relative to the hedging transaction are included with the purchase or sale. Exchange gains and losses arising on the hedge transaction after that date are taken to the profit and loss account.

          The accounts of overseas subsidiaries are translated using the current rate method and any exchange differences are taken directly to the foreign currency translation reserve.

     (k)  Industry and Geographical Segments

          The economic entity operates predominantly within the media industry and predominantly within Australia.


NOTE 2  OPERATING REVENUE

                                                                              Year ended June 30,
                                                               -------------------------------------------
                                                                         1996          1995         1994
                                                                        A $000        A $000       A $000
                                                               -------------------------------------------
TRADING REVENUE
Newspapers                                                              809,519      798,041      716,265
Magazines                                                                89,170       80,534       76,661
Other                                                                    96,367       65,939       48,857
                                                               -------------------------------------------
                                                                        995,056      944,514      841,783
                                                               -------------------------------------------
OTHER REVENUE
Proceeds from sale of non-current assets                                  9,245        2,671        3,200
Dividends received or receivable from:
  Wholly owned controlled entities                                            -            -            -
  Other corporations                                                        662          372          435
Distributions from unit trusts                                              192          290          120
Interest received or receivable from:
  Wholly owned controlled entities                                            -            -            -
  Other persons/corporations                                                986          459          780
Foreign currency exchange gains                                               -          100          122
Other                                                                         7           27          152
                                                               -------------------------------------------
                                                                         11,092        3,919        4,809
                                                               -------------------------------------------
TOTAL OPERATING REVENUE                                               1,006,148      948,433      846,592
                                                               ===========================================

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 3  OPERATING EXPENSES

                                                                                   Year ended June 30,
                                                                     -----------------------------------------
                                                                                1996       1995        1994
                                                                               A $000     A $000      A $000
                                                                     -----------------------------------------
Salaries and wages                                                            236,913     231,234     218,928
Newsprint                                                                     155,252     125,275     114,632
Provisions
  Doubtful debts                                                                4,855       2,617       5,489
  Depreciation - freehold property, plant and equipment                        41,218      26,102      22,193
  Amortisation - leased property, plant and equipment                             320          51         140
  Diminution in value of inventories                                              203          (9)        (29)
  Employee benefits                                                            12,336      11,440       8,535
Rentals - operating leases                                                     14,259       9,264       6,900
Book value of non-current assets sold                                           8,614       1,840       1,787
Foreign currency exchange losses                                                  166           -           -
Interest paid or payable to:
  Wholly owned controlled entities                                                  -           -           -
  Other persons/corporations                                                   43,287      36,952      37,624
  Finance charges on capitalised leases                                         1,694          96         188
Other costs                                                                   335,420     287,080     261,632
                                                                     -----------------------------------------
TOTAL OPERATING EXPENSES                                                      854,537     731,942     678,019
                                                                     =========================================

Interest paid or payable excludes $22,455,292 (1995: $14,653,869 1994:
3,273,000), attributable to debt arising from capital works in progress, which has been capitalised.

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 4  ABNORMAL ITEMS

                                                                                 Year ended June 30,
                                                                     ----------------------------------------
                                                                              1996        1995         1994
                                                                             A $000      A $000       A $000
                                                                     ----------------------------------------
INCOME

Capital profit on sale of freehold property
(income tax expense not applicable)                                               -           -        3,007

EXPENSE

Depreciation adjustment arising from a reassessment
of the estimated useful life of office furnishings (income
tax benefit not applicable                                                        -           -       (2,152)
Employee redundancy and executive severance costs                           (21,934)    (10,867)      (5,026)
                                                                     ----------------------------------------
Net abnormal items before income tax                                        (21,934)    (10,867)      (4,171)
Income tax benefit applicable                                                 7,238       3,586        1,622
                                                                     ----------------------------------------
NET ABNORMAL ITEMS AFTER INCOME TAX                                         (14,696)     (7,281)      (2,549)
                                                                     ----------------------------------------


NOTE 5  INCOME TAX EXPENSE

The prima facie tax on operating profit is reconciled to the income tax provided in the accounts as follows:

                                                                                 Year ended June 30,
                                                                     ----------------------------------------
                                                                              1996        1995         1994
                                                                             A $000      A $000       A $000
                                                                     ----------------------------------------
PRIMA FACIE TAX ON OPERATING PROFIT                                          46,684      67,856       54,253
Tax effect of permanent differences:
  Fringe benefits tax                                                             -           -          550
  Depreciation of buildings                                                     (63)        204          412
  Investment allowance                                                       (5,251)     (1,302)        (421)
  Rebatable dividends                                                          (238)       (123)        (144)
  Other                                                                       1,286       1,491         (616)
(Over)/under provision in prior year                                           (217)       (119)        (374)
                                                                     ----------------------------------------
Income tax attributable to operating profit                                  42,201      68,007       53,660
Adjustment to future income tax benefit arising
from the change in the corporate tax rate                                         -      (9,707)           -
Recognition of prior year tax losses not previously
brought to account                                                                -           -      (75,168)
                                                                     ----------------------------------------
Abnormal income tax benefits                                                      -      (9,707)     (75,168)
                                                                     ----------------------------------------
Net total income tax (benefit)/expense                                       42,201      58,300      (21,508)
                                                                     ----------------------------------------

INCOME TAX PROVIDED COMPRISES:
Provision attributable to current year                                          262         573          144
(Increase)/decrease in future income tax benefits:
  Timing differences                                                          3,964      (2,716)       3,600
  Tax losses                                                                 20,778      58,837       49,916
Increase in deferred income tax liability                                    17,197      11,313            -
Abnormal income tax benefits                                                      -      (9,707)     (75,168)
                                                                     ----------------------------------------
                                                                             42,201      58,300      (21,508)
                                                                     ----------------------------------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 6  CONTRIBUTIONS OF CONTROLLED ENTITIES



                                           NOTES      INTEREST    PLACE OF          AMOUNT OF                 CONTRIBUTION TO
                                                                   INCORP.         INVESTMENT               CONSOLIDATED PROFIT
                                      ----------------------------------------------------------------------------------------------
                                                                                    June 30,                Year ended June 30,
                                                                              -------------------         ------------------------
                                                                              1996           1995         1996      1995      1994
                                                                              $000           $000         $000      $000      $000
CHIEF ENTITY
John Fairfax Holdings Limited               (a)                      ACT                                  1,442       981     1,958

CONTROLLED ENTITIES
Associated Newspapers Limited               (a)          100%        NSW        5,000        5,000            -         -         -
AAV Australia Pty Limited                   (a)          100%        Vic.         398          398        3,549     3,442     2,854
AAV New Zealand Limited                     (e)           95%         NZ           10           10          271       220       170
Ausinet Pty Limited                         (a)          100%        ACT            -            -         (404)        9         -
Australian Geographic Pty
 Limited                                    (a)          100%        NSW       37,834       37,834        4,170       566         -
David Syme & Co Limited                     (a)          100%        Vic.     365,577      365,577       39,534    62,239    47,696
Dysford Pty Limited                         (a)          100%        ACT            -            -            -         -         -
Fairfax CD Rom Pty Limited                  (a)          100%        ACT            -            -          (74)     (154)        -
Fairfax Community Newspapers
 Pty Limited                                (a)          100%        NSW       27,655       27,655        3,198     3,708     3,284
Fairfax Corporation Pty Limited             (a)          100%        NSW       30,000       30,000           (7)     (749)       16
Fairfax Ian Limited                         (e)          100%         UK            -            -            -         -         -
Fairfax Multimedia Holdings Pty
 Limited                                  (a),(f)        100%        ACT            -            -       (2,584)     (182)        -
Fairfax Printers Pty Limited            (a),(d),(f)      100%        ACT            -            -       (6,953)        -         -
Fairfax Print Holdings Pty
 Limited                                (a),(f),(g)      100%        ACT            -            -        7,400      (949)        -
Gold Coast Community Press Pty
 Limited                                    (a)          100%        ACT            -            -            -       (33)   (1,041)
Homes Pictorial Publications
 Pty Limited                                (b)          100%        NSW            -            -            -         -         -
Homes Pictorial Unit Trust                (a),(b)        100%                   5,012        3,000          810       937       918
Illawarra Newspapers Holdings
 Pty Limited                                (a)          100%        NSW       16,612       16,612        1,627     1,474     1,229
Intercity Hire Pty Limited                  (a)          100%        Vic.           -            -            -         -         -
John Fairfax Publications Pty
 Limited                                    (a),(f)        100%        NSW      134,462      134,462     30,748    65,030    88,507
John Fairfax Group Finance Pty
 Limited                                    (a)          100%        ACT            -            -          614     8,435    36,822
John Fairfax Limited                        (a)          100%        ACT      458,454      458,454            -         -         -
John Fairfax & Sons Limited                 (a)          100%        NSW      400,200      400,200            -         -         -
John Fairfax (NZ) Limited                   (c)          100%        NZ             -        1,954            -         3        (3)
John Fairfax (UK) Limited                   (e)          100%        UK         1,175        1,175           78        (1)      138
John Fairfax (US) Limited                   (e)          100%        USA        1,864        1,864          (10)       (7)       (6)
Morisset Newspapers Pty Limited             (a)          100%        NSW            -            -            -         -         -
Morisset Courier Unit Trust                              100%                      15           15            -         -        (6)
Newcastle Newspapers Pty Limited            (a)          100%        NSW       32,542       32,542        3,802     2,416     2,502
Rozelle Terminal Handling
 Company Pty Limited                        (c)            -           -            -            -            -         -        30
Rydge Publications Pty Limited              (a)          100%        NSW        1,967        1,967            -         -         -
Rydge Publications (Australia)
 Pty Limited                                (a)          100%        NSW        3,239        3,239            -         -         -
South Australian Real Estate
 Press Pty Limited                          (a)          100%        ACT            -            -         (107)      (87)        -
S. Richardson (Newspapers) Pty
 Limited                                    (a)          100%        NSW           62           62            -         -         -
Suburban Investments Pty Limited            (a)          100%        ACT          175          175            -         -         -
Syme New Century Media Pty
 Limited                                  (a),(d)        100%        Vic.           -            -         (255)        -         -
The Warrnambool Standard Pty
 Limited                                    (a)          100%        Vic.         162          162          643       193       472
The Rockwood Pastoral Company
 Pty Limited                                (a)          100%        NSW       68,568       68,568            -         -         -
Wattle Street Properties Pty
 Limited                                    (a)          100%        ACT            -            -          (63)     (413)      132
                                                                                                        ----------------------------
                                                                                                         87,429   147,078   185,672
                                                                                                        ============================

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 6  CONTRIBUTIONS OF CONTROLLED ENTITIES CONTINUED

(a) The chief entity and the controlled entities incorporated within Australia are party to a class order and have entered into a group cross indemnity agreement. Under the class order exemption has been granted these controlled entities from the requirements of the Corporations Law with regard to the preparation, and publication of accounts. In relation to these entities the aggregate assets total $2,213 million, the aggregate liabilities total $1,088 million and the aggregate profit totals $86.3 million.

(b) Controlled entities acquired.
On October 19, 1995 the economic entity increased its interest in the issued capital of Homes Pictorial Publications Pty Limited and Homes Pictorial Unit Trust from 80% to 100%. The additional equity was acquired for $2,012,000 representing fair value of the net assets.

(c) Controlled entity liquidated.
On July 7, 1995 John Fairfax (NZ) Limited was liquidated.

(d) Controlled entity incorporated during the year.

(e) All controlled entities incorporated in a foreign country conduct business in the country of incorporation. These entities are audited by other members of Ernst & Young International.

(f) Denotes entities controlled directly by the chief entity. Refer note 11.

(g) On October 4, 1995 the name of the controlled entity Sydney Printers Pty Limited changed to Fairfax Holdings Pty Limited.

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 7  DIVIDENDS PAID AND PROPOSED

                                                                            Year ended June 30,
                                                                      ----------------------------
                                                                           1996             1995
                                                                          A $000           A $000
                                                                      ----------------------------
Interim dividend of 3.5 cents (1995 3.5 cents)
per ordinary share and debenture (unfranked) paid
May 31, 1996                                                              27,856           27,820

Proposed final dividend of 6.0 cents (1995
6.0 cents) per share and debenture (unfranked)                            47,900           47,820
                                                                      ----------------------------
                                                                          75,756           75,640
                                                                      ----------------------------

The chief entity has no retained franking credits against which franked dividends could be paid.

NOTE 8  EARNINGS PER SHARE

                                                                                    Year ended June 30,
                                                                      -------------------------------------------
                                                                            1996             1995           1994
                                                                      -------------------------------------------
                                                                           cents            cents          cents

Basic earnings per share (cents per share)                                 10.99            18.59          24.29
                                                                      -------------------------------------------
Diluted earnings per share (cents per share)                               10.96            18.38          23.26
                                                                      -------------------------------------------

Reconciliation of earnings used in the                                      $000             $000
calculation of earnings per share
   Operating profit after income tax expense
   attributable to members of the chief entity                            87,429          147,078        185,672
   Add: Imputed earnings after income tax on
   funds receivable on exercise of options
   outstanding during the year                                             1,523            1,538          1,820
                                                                      -------------------------------------------
   Diluted earnings                                                       88,952          148,616        187,492
                                                                      -------------------------------------------



Reconciliation of weighted average numbers of                           Number of       Number of         Number of
ordinary shares and debentures used in the                               shares          shares            shares
calculation of earnings per share
   Weighted average number of ordinary shares
   and debentures used in the calculation of the
   basic earnings per share                                            795,453,633     791,317,014      764,482,599
   Add: Weighted average number of potential
   ordinary shares relating to options outstanding
   during the year                                                      15,893,014      17,392,975       38,173,745
                                                                     -----------------------------------------------
   Weighted average number of potential ordinary
   shares and debentures used in the calculation of
   the diluted earnings per share                                      811,346,647     808,709,989      802,656,344
                                                                     ===============================================

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 9  RECEIVABLES

                                                                              June 30,
                                                                -----------------------------------
                                                                       1996                 1995
                                                         Notes        A $000               A $000
                                                                -----------------------------------
CURRENT
Trade debtors                                                             138,765          132,422
Provision for doubtful debts                                               (9,515)          (7,718)
                                                                -----------------------------------
                                                                          129,250          124,704
                                                                -----------------------------------
Loans and deposits                                                            689              940
Provision for doubtful receivables                                            (23)            (376)
                                                                -----------------------------------
                                                                              666              564
                                                                -----------------------------------
Loans to directors                                        30                   14                6
Other debtors and prepayments                                              23,652           10,568
                                                                -----------------------------------
                                                                          153,582          135,842
                                                                -----------------------------------

Australian dollar equivalents of current foreign
currency receivables not effectively hedged.
   United States dollars                                                      210               78
   United Kingdom pounds                                                      103               79
   New Zealand dollars                                                        714              204
                                                                -----------------------------------
                                                                            1,027              361
                                                                -----------------------------------
NON-CURRENT

Amounts receivable from wholly owned
controlled entities                                                             -                -
Loans and deposits                                                          2,045            2,043
Loans to directors                                        30                  179            1,267
                                                                -----------------------------------
                                                                            2,224            3,310
                                                                -----------------------------------


NOTE 10  INVENTORIES

                                                                               June 30,
                                                                ----------------------------------
                                                                       1996                1995
                                                                      A $000              A $000
                                                                ----------------------------------

CURRENT
Raw  materials  and  stores, at cost                                       28,467           19,875
Provision for diminution in value                                            (747)            (544)
                                                                -----------------------------------
                                                                           27,720           19,331
Work  in  progress, at cost                                                    45               60
Finished  goods, at cost                                                    8,330            6,917
                                                                -----------------------------------
                                                                           36,095           26,308
                                                                -----------------------------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 11  INVESTMENTS

                                                                                  June 30,
                                                                    ------------------------------
                                                                             1996           1995
                                                                            A $000         A $000
                                                                   -------------------------------

Shares in corporations not listed on a prescribed
stock exchange, at June 1996 directors' valuation
(1995 at cost)                                                               44,184        25,317

Shares in controlled entities not listed on a
prescribed stock exchange, at cost                                                -             -

Interests in unit trusts, at June 1996 directors'
valuation (1995 at cost)                                                        647           647

                                                                     -----------------------------
                                                                             44,831        25,964
                                                                     -----------------------------


NOTE 12  PROPERTY, PLANT AND EQUIPMENT

                                                                                 June 30,
                                                                     -----------------------------
                                                                            1996           1995
                                                                          A $1000         A $000
                                                                     -----------------------------

Freehold land and buildings
  At cost                                                                    59,246        61,199
  Provision for depreciation                                                 (2,784)       (2,071)
                                                                     -----------------------------
                                                                             56,462        59,128
                                                                     -----------------------------
Leasehold buildings
  At cost                                                                    49,767         1,210
  Provision for amortisation                                                   (495)         (180)
                                                                     -----------------------------
                                                                             49,272         1,030
                                                                     -----------------------------
Plant and equipment
  At cost                                                                   567,687       171,617
  Provision for depreciation                                                (97,782)      (57,449)
                                                                     -----------------------------
                                                                            469,905       114,168
                                                                     -----------------------------
Capital works in progress, at cost                                           32,303       333,106
                                                                     -----------------------------
                                                                            607,942       507,432
                                                                     -----------------------------

Land and buildings were independently valued as at March 1994 by M S Smallhorn FVLE of JLW Advisory. In aggregate the valuations exceeded the book value, but not materially.

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 13  INTANGIBLES

                                                                                June 30,
                                                                 -----------------------------------
                                                                           1996              1995
                                                         Notes            A $000            A $000
                                                                ------------------------------------

Mastheads and tradenames,  at cost                        1(e)           1,258,167        1,256,949
                                                                 -----------------------------------


NOTE 14  OTHER ASSETS

                                                                                 June 30,
                                                                 ------------------------------------
                                                                            1996           1995
                                                                           A $000         A $000
                                                                 ------------------------------------

NON-CURRENT
Future income tax benefits                                                 114,935          128,124
                                                                 -----------------------------------

The future income tax benefit comprises the
estimated future benefit at current
income tax rates of the following :
   Tax losses                                                               89,171           98,396
   Timing differences                                                       25,764           29,728
                                                                 -----------------------------------
                                                                           114,935          128,124
                                                                 -----------------------------------

Future income tax benefits arising from capital
losses of a controlled entity not brought to
account at balance date as realisation of the
benefits is not regarded as virtually certain :                             25,000           25,000
                                                                 -----------------------------------

The benefits will only be realised if the conditions for deductibility set out in Note 1 (i) occur.

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 15  CREDITORS AND BORROWINGS

                                                                                  June 30,
                                                                 -----------------------------------
                                                                           1996              1995
                                                           Notes          A $000            A $000
                                                                 -----------------------------------
CURRENT
Unsecured Liabilities:
Trade and other creditors                                                  108,956           78,317
Bank borrowings                                                            138,000           13,000
Accrued interest on bank borrowings                        24                8,499            8,693
                                                                 -----------------------------------
                                                                           255,455          100,010
Secured Liabilities:
Lease liability                                            20(a)                 -                -
                                                                 -----------------------------------
                                                                           255,455          100,010
                                                                 -----------------------------------
Australian dollar equivalents of current foreign
currency payables not effectively hedged.
    United States dollars                                                    3,057            6,435
    United Kingdom pounds                                                      221              421
    Japanese yen                                                               405              610
                                                                 -----------------------------------
                                                                             3,683            7,466
                                                                 -----------------------------------
NON-CURRENT
Unsecured Liabilities:
Bank borrowings                                            24              600,000          750,000
Other borrowings                                                            79,728                -
Lease liability                                                             49,243                -
                                                                 -----------------------------------
                                                                           728,971          750,000
                                                                 -----------------------------------

NOTE 16  PROVISIONS

                                                                                 June 30,
                                                                 ------------------------------------
                                                                            1996           1995
                                                           Notes           A $000         A $000
                                                                 ------------------------------------
CURRENT
Employee entitlements                                      22               27,117           53,640
Dividends                                                   7               47,998           47,820
Income tax                                                                   1,331            3,397
Other                                                                        5,434            5,309
                                                                 -----------------------------------
                                                                            81,880          110,166
                                                                 -----------------------------------
NON-CURRENT
Employee entitlements                                      22               32,680           34,359
Deferred income tax liability                                               28,595           11,398
Other                                                                        9,489            4,620
                                                                 -----------------------------------
                                                                            70,764           50,377
                                                                 -----------------------------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 17  ISSUED CAPITAL

                                                                               June 30,
                                                              ------------------------------------
                                                                          1996            1995
                                                                         A $000          A $000
                                                              ------------------------------------

AUTHORISED CAPITAL
2,000,000,000  ordinary shares of 50 cents each                        1,000,000        1,000,000
                                                               -----------------------------------

ISSUED CAPITAL
SHARES
758,230,945 (1995 : 744,775,045) ordinary shares
of 50 cents each, fully paid                                             379,115          372,388
                                                               -----------------------------------
DEBENTURES
37,750,281 (1995 : 50,250,281) debentures of $1
each, fully paid                                                          37,750           50,250
                                                               -----------------------------------
TOTAL ISSUED CAPITAL                                                     416,865          422,638
                                                               -----------------------------------

MOVEMENTS IN ISSUED CAPITAL

SHARES

During the year the holders of 12,500,000 (1995: 32,316,409) debentures and the holders of 955,900 (1995: 4,526,850) options exercised their right to convert those holdings into ordinary shares. The proceeds from the shares issued on the conversion of options amounted to $1,280,370 and was employed for working capital purposes.

                                                                      Number

BALANCE ON ISSUE AT JUNE 30, 1994                                  707,931,786
Converted from debentures                                           32,316,409
Converted from options                                               4,526,850
                                                                  -------------

BALANCE ON ISSUE AT JUNE 30, 1995                                  744,775,045
Converted from debentures                                           12,500,000
Converted from options                                                 955,900
                                                                  -------------
BALANCE ON ISSUE AT JUNE 30, 1996                                  758,230,945
                                                                  -------------


DEBENTURES

During the year the holders of 12,500,000 (1995: 32,316,409) debentures exercised their right to convert those debentures into ordinary shares.

                                                                      Number

BALANCE ON ISSUE AT JUNE 30, 1994                                   82,566,690
Converted to shares                                                (32,316,409)
                                                                 --------------

BALANCE ON ISSUE AT JUNE 30, 1995                                   50,250,281
Issued during the year                                                       -
Converted to shares                                                (12,500,000)
                                                                 --------------
BALANCE ON ISSUE AT JUNE 30, 1996                                   37,750,281
                                                                 --------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 17  ISSUED CAPITAL continued

OPTIONS TO ACQUIRE SHARES
During the year the chief entity granted 8,997,500 options to acquire shares on a one for one basis to employees and executives. The exercise price of the options is equivalent to the chief entity's share price, as quoted on the Australian Stock Exchange, at the date the options were issued. At balance date the chief entity's share price was $2.62. The number, exercise date and exercise price of the options issued during the year, together with options issued in previous years, are shown below.

On and after two years from the date of issue 40% of the options will become conditionally exercisable. On and after the passing of each subsequent year a further 20% of the options will become conditionally exercisable. Options not exercised within five years of issue will lapse.

                                                                                                     Number
BALANCE ON ISSUE AT JUNE 30, 1995                                                                  13,668,750
Granted during the year                                                                             8,997,500
Forfeited during the year                                                                            (135,000)
Exercised and converted to shares                                                                    (955,900)
                                                                                                --------------
BALANCE ON ISSUE AT JUNE 30, 1996                                                                  21,575,350
                                                                                                --------------
BALANCE COMPRISED OF:

Date of grant                                           Exercise price                               Number

March 15, 1993                                              $1.84                                  11,127,850
May 15, 1993                                                $2.07                                     100,000
March 1, 1994                                               $2.99                                     350,000
April 5, 1994                                               $2.76                                      50,000
June 24, 1994                                               $2.52                                     500,000
September 12, 1994                                          $2.69                                      75,000
November 23, 1994                                           $2.60                                     100,000
April 5, 1995                                               $2.78                                     275,000
July 14, 1995                                               $2.62                                     200,000
August 22, 1995                                             $2.64                                     100,000
November 24, 1995                                           $2.69                                     110,000
December 5, 1995                                            $2.82                                   3,500,000
January 24, 1996                                            $2.88                                     500,000
March 26, 1996                                              $2.82                                      50,000
June 6, 1996                                                $2.67                                     300,000
June 28, 1996                                               $2.67                                   4,237,500
                                                                                                --------------
                                                                                                   21,575,350
                                                                                                --------------

The maximum number of options which may be issued under the Employee Option Incentive Scheme at any one time is 4% of the number of ordinary shares of the chief entity on issue at that date. The number of options outstanding, which were issued under the Employee Option Incentive Scheme, is equivalent to 2.8% of the ordinary shares on issue at June 30, 1996.

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 18  RESERVES

                                                                                 June 30,
                                                                    --------------------------------
                                                                            1996            1995
                                                                           A $000          A $000
                                                                    --------------------------------

Share premium                                                             423,583          416,053
Foreign currency translation                                                 (225)              46
                                                                    -------------------------------
                                                                          423,358          416,099
                                                                    -------------------------------

MOVEMENTS IN RESERVES

SHARE PREMIUM RESERVE

Balance at the beginning of the financial year                            416,053          396,768
Premium of 50 cents on 35,816,409 ordinary shares                               -           17,908
Premium of 134 cents on 1,026,850 ordinary shares                               -            1,377
Premium of 50 cents on 12,500,000 ordinary shares                           6,250                -
Premium of 134 cents on 955,900 ordinary shares                             1,280                -
                                                                    -------------------------------
Balance at the end of the financial year                                  423,583          416,053
                                                                    -------------------------------

FOREIGN CURRENCY TRANSLATION RESERVE
Balance at the beginning of the financial year                                 46             (183)
Net currency adjustment arising from the conversion
of controlled entities accounts                                              (271)             229
                                                                    -------------------------------
Balance at the end of the financial year                                     (225)              46
                                                                    -------------------------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 19  OUTSIDE EQUITY INTEREST

                                                                                 June 30,
                                                                   ------------------------------
                                                                          1996             1995
                                                                         A $000           A $000
                                                                   ------------------------------
Outside equity interest comprises:
   Issued capital and unitholders funds                                       1              601
   Reserves                                                                   3              214
   Retained earnings                                                         69               56
                                                                   ------------------------------
                                                                             73              871
                                                                   ------------------------------
Outside equity interests in the issued capital and
unitholders funds of controlled entities:
   Homes Pictorial Unit Trust                                                 -              600
   AAV New Zealand Limited                                                    1                1
                                                                   ------------------------------
   Interest in issued capital and unitholders funds                           1              601
                                                                   ------------------------------

Outside equity interests in retained earnings of
controlled entities at the beginning of the year:                            56               44
   Interest in economic entity profits for the year                          47              246
   Unit trust distributions                                                   -             (234)
   Retained earnings of minority interests acquired                         (34)               -
                                                                   ------------------------------
   Interest in retained earnings                                             69               56
                                                                   ------------------------------

NOTE 20  LEASING AND CAPITAL EXPENDITURE COMMITMENTS

                                                                                 June 30,
                                                                   ------------------------------
                                                                          1996             1995
                                                          Notes          A $000           A $000
                                                                   ------------------------------
a) FINANCE LEASE LIABILITIES
Payable -
not later than one year                                                   5,670                -
later than one year but not later than two years                          5,917                -
later than two years but not later than five years                       19,345                -
later than five years                                                   137,273                -
                                                                   ------------------------------
Minimum lease payments                                                  168,205                -
Less future finance charges                                             118,962                -
                                                                   ------------------------------
Total lease liability                                                    49,243                -
                                                                   ------------------------------
Classified as:
Current                                                      15               -                -
Non-current                                                  15          49,243                -
                                                                   ------------------------------
                                                                         49,243                0
                                                                   ------------------------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 20  LEASING AND CAPITAL EXPENDITURE COMMITMENTS (continued)

                                                                                   June 30,
                                                                     -------------------------------
                                                                             1996             1995
                                                                            A $000           A $000
                                                                     -------------------------------
b) OPERATING LEASE COMMITMENTS
Payable -
not later than one year                                                      7,449            8,166
later than one year but not later than two years                             5,173            5,116
later than two years but not later than five years                          23,236           15,578
later than five years                                                       52,695           45,615
                                                                     -------------------------------
Total operating lease commitments                                           88,553           74,475
                                                                     -------------------------------

c) CAPITAL  EXPENDITURE  COMMITMENTS
Payable -
not later than one year                                                     21,237           84,750
later than one year but not later than two years                                 -           11,633
                                                                     -------------------------------
Total capital expenditure commitments                                       21,237           96,383
                                                                     -------------------------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 21  SUPERANNUATION COMMITMENTS

The economic entity participates in employer sponsored superannuation plans which provide benefits for employees and their dependents on retirement, disability or death. The plans operate on an accumulation basis with the exception of the John Fairfax Retirement Fund which provides benefits on both an accumulation and defined benefit basis. The defined benefits are based on years of service and final average salary and are being funded on the basis of biannual actuarial assessments such that the funds will be adequate to provide the benefits payable to members on their retirement. Employees contribute various percentages of their gross income and the economic entity also contributes at generally twice the employees contributions.

At balance date the assets of each of the plans are sufficient to satisfy all benefits that would have vested under the plans in the event of termination of the plans and voluntary or compulsory termination of employment of each employee. The economic entity maintains a provision for any deficiency that may arise in the plans.

An actuarial assessment of the John Fairfax Retirement Fund as at July 1, 1994 was carried out by Mr D McNeil BEc BSc FIAA, Consultant & Actuary, AMP Consulting & Superannuation Services, on December 23, 1994. The financial position of the fund as at June 30, 1996 was:

                                                                            1996            1995
                                                                           A $000          A $000
The estimated accrued benefits of the plan were                           119,900          179,997
Net market value of the plans' assets were                                118,800          181,637
                                                               ------------------------------------
Surplus/(Deficiency)                                                       (1,100)           1,640
                                                               ------------------------------------
Vested benefits (estimate)                                                117,700          173,350
                                                               ------------------------------------
Economic entity contributions were                                         12,851           11,307
                                                               ------------------------------------

NOTE 22  EMPLOYEE ENTITLEMENTS

                                                                                   June 30,
                                                                       -----------------------------
                                                                               1996           1995
                                                               Notes          A $000         A $000
                                                                       -----------------------------

The aggregate employee entitlement liability
is comprised of:
Accrued wages, salaries and oncosts                                           11,440         11,035
Provisions (current)                                           16             27,117         53,640
Provisions (non-current)                                       16             32,680         34,359
                                                                       -----------------------------
                                                                              71,237         99,034
                                                                       -----------------------------

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 23  CONTINGENT LIABILITIES
RELATED BODIES CORPORATE

Under the terms of an ASC Class Order the chief entity and certain controlled entities, identified in Note 6, have guaranteed any deficiency of funds if any party to the class order is wound up. No such deficiency exists.>

OTHER PERSONS

From time to time entities in the economic entity are sued for defamation and similar matters in the ordinary course of business. The amount of contingency for such actions cannot be determined with any accuracy.> However, on the basis of professional advice, the accounts incorporate adequate provision to cover material contingencies.

NOTE 24  FINANCING

The economic entity has two facilities agreements with a syndicate of banks comprised of the National Australia Bank Limited, Toronto Dominion Australia Limited and Societe Generale Australia Limited. The facilities are comprised of $750 million amortising term facility and a $50 million working capital facility. The facilities are unsecured and terminate on October 29, 1998.

The maximum amount to which the amortising term facility can be drawn :
   To November 30, 1996                                          $750 million
   To May 30, 1997                                               $700 million
   To November 30, 1997                                          $650 million
   To May 30, 1998                                               $600 million
   To October 29, 1998                                           $550 million

The interest rate on these facilities is the aggregate of the bank bill rate prevailing at the respective rollover date plus a margin.

NOTE 25  FINANCIAL INSTRUMENTS

In the ordinary course of business the economic entity is exposed to financial risk in respect of interest rates and foreign exchange. The economic entity has entered equipment contracts denominated in Swiss francs, Deutschmarks and Pounds sterling and newsprint supply contracts denominated in US dollars. The foreign exchange risks arising from these contracts is managed through the use of currency swaps, options and forward exchange contracts taken out against these specific risks. Net receipts or payments, which may arise in the future, will be recognised as an adjustment to the cost of the equipment or newsprint acquired.

The bank facilities agreements, refer Note 24, expose the economic entity to financial risk from adverse movements in bank bill rates. Interest rate risk is managed through the use of interest rate swaps, options and forward rate agreements. At balance date approximately 70% of the interest expense on forecast fiscal 1997 debt and 50% of the interest expense on forecast fiscal 1998 debt has been hedged. These financial instruments are not recognised in the accounts. Net receipts or payments, which may arise in the future, will be recognised as an adjustment to interest expense.

The economic entity employs treasury policies approved by the Board. These policies minimise counterparty credit risk and do not permit the use of financial instruments for speculative trading.

-------------------------------------------------------------------------------
NOTES TO THE ACCOUNTS AS AT JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 26  STATEMENT OF CASH FLOWS

                                                                                     Year ended June 30,
                                                                     -----------------------------------------------
                                                                             1996              1995           1994
                                                                            A $000            A $000         A $000
                                                                     -----------------------------------------------
(a) Reconciliation of cash

For the purposes of the statement of cash flows,
cash includes cash on hand and in banks, which
includes money market investments readily convertible
to cash. The economic entity has a working capital
facility available, the outstanding balance of which
has been excluded from the definition of cash (see Note 24).
Cash balance comprises:
    Cash on hand                                                              5,341              310            416
                                                                     -----------------------------------------------

(b) Reconciliation of the operating profit after tax to
    the net cash flows from operations.
    Operating profit after tax                                               87,476          147,324        185,910
    Costs attributable to financing activities                                    -                -          1,650
    Depreciation                                                             41,218           26,102         24,345
    Amortisation                                                                320               51            140
    Provision for doubtful debts                                              1,802           (1,260)         1,227
    Provision for diminution in value of inventories                            203               (9)           (29)
    Provision for employee benefits                                         (33,918)           4,225        (12,140)
    Other provisions                                                           (677)            (497)          (866)
    Proceeds from the sale of non-current assets                             (9,245)          (2,671)        (6,207)
    Book value of non-current assets sold                                     8,614            1,840          1,787
    Changes in assets and liabilities:
      Trade debtors                                                          (6,343)          (6,421)       (12,197)
      Other debtors and prepayments                                         (13,044)             147           (526)
      Future income tax benefits                                             39,823           58,056        (21,652)
      Inventories                                                            (9,990)             374          1,599
      Trade creditors                                                        14,758            4,834          7,534
      Sundry creditors                                                       (4,581)           5,316          2,905
                                                                     -----------------------------------------------
    Net cash flows from operating activities                                116,416          237,411        173,480
                                                                     -----------------------------------------------

(c) Non cash financing and investing activities. The economic entity did not transact any material non cash financing or investing activities during the year.

                                                                1995
                                                               A $000
                                                            ----------
(d) Acquisition of controlled entity. There were
no controlled entities acquired during the year.
Last year 100% of the issued capital of Australian
Geographic Pty Limited was acquired.
Cash Consideration                                             37,834
                                                            ----------

Cash                                                              968
Property, plant and equipment                                   1,912
Mastheads and tradenames                                       35,089
Trade debtors                                                   1,205
Sundry debtors                                                    206
Inventories                                                     6,264
                                                            ----------

                                                               45,644
Trade creditors                                                (5,734)
Taxation                                                       (1,792)
Provision for employee entitlements                              (284)
                                                            ----------

Fair value of net assets                                       37,834
                                                            ----------

Net cash effect                                                  -
Cash consideration                                             37,834
Cash included in net assets acquired                             (968)

Cash paid for the purchase of the controlled
entity as reflected in the accounts                            36,866
                                                            ----------


                                                                1995
                                                               A $100
                                                            ----------
(e) Disposal of controlled entity. There were no
controlled entities disposed of during the year.
Last year 100% of the issued capital of Rozelle
Terminal Handling Company Pty Limited was sold.
Cash consideration                                                650
                                                            ----------

Property, plant and equipment                                     664
Trade debtors                                                      18
                                                            ----------

                                                                  682
Trade creditors                                                    (6)
Taxation                                                          (65)
                                                            ----------
Fair value of net assets                                          611
                                                            ----------


NOTE 27  REMUNERATION OF DIRECTORS

The directors of John Fairfac Holdings Limited during the financial year were:

Sir Laurence Street                            D. J. Halley (resigned December 18, 1995)
C. M. Black                                    M. J. Hoy (resigned February 29, 1996)
M. Burrows (appointed January 22, 1996)        J. M. King (appointed July 17, 1995)
Sir Roderick Carnegie                          R. C. Mansfield (appointed November 27, 1995, resigned June 25, 1996)
W. Colson                                      S. Mulholland
Sir Zelman Cowan                               A. Turnbull
D. M. Gonski                                   D. Wills

                                                                    ECONOMIC  ENTITY                CHIEF  ENTITY
                                                                 1996     1995     1994         1996     1995     1994
                                                                A $000   A $000   A $000       A $000   A $000   A $000
                                                              ----------------------------------------------------------
(a)  DIRECTORS' REMUNERATION
Income received or due and receivable by
the directors of the economic entity from
corporations of which they are directors
or related bodies corporate or entities
controlled by the chief entity.                                 14,142    8,730    8,147
                                                              ---------------------------
Income received or due and receivable by the
directors of John Fairfax Holdings Limited from
that entity and related bodies corporate                                                        8,447    3,194    3,771
                                                                                              --------------------------

The number of directors of John Fairfax Holdings Limited whose remuneration falls within the following bands:

           (in Australian dollars)                       1996          1995         1994
                                                        No. of        No. of       No. of
                                                      directors      directors    directors
              $0   -       $9,999                         -              -            1
         $10,000   -      $19,999                         -              -            1
         $20,000   -      $29,999                         1              -            -
         $30,000   -      $39,999                         -              1            1
         $40,000   -      $49,999                         -              5            4
         $50,000   -      $59,999                         5              1            -
         $60,000   -      $69,999                         2              1            -
         $70,000   -      $79,999                         -              -            1
         $80,000   -      $89,999                         -              1            -
         $90,000   -      $99,999                         1              -            -
        $100,000   -     $109,999                         -              -            1
        $120,000   -     $129,999                         1              -            -
        $490,000   -     $499,999                         -              1            -
        $980,000   -     $989,999                         1              1            -
      $1,130,000   -   $1,139,999                         1              -            -
      $1,260,000   -   $1,269,999                         -              1            -
      $1,520,000   -   $1,529,999                         -              -            1
      $1,850,000   -   $1,859,999                         -              -            1
      $2,740,000   -   $2,749,999                         1              -            -
      $2,930,000   -   $2,939,999                         1              -            -

The directors have availed themselves of ASC class order 95/741 in the disclosure of directors' remuneration and benefits.

NOTE 28  REMUNERATION OF EXECUTIVES

                                                                                 Year ended June 30,
                                                                     ---------------------------------------
                                                                          1996           1995         1994
                                                                         A $000         A $000       A $000
                                                                     ---------------------------------------
Amounts received or due and receivable by executive
officers of the economic entity and the chief entity
whose remuneration is $100,000 or more, from entities
in the economic entity and related entities:
          Remuneration                                                   10,667         11,160       10,682
          Termination Pay                                                 6,753          1,332        2,901
                                                                     ---------------------------------------
                                                                         17,420         12,492       13,583
                                                                     ---------------------------------------

The number of executives of the economic entity and the chief entity whose remuneration falls within the following bands:

                                                                                      June 30,
                                                                     ---------------------------------------
                                                                         1996           1995          1994
                                                                     ---------------------------------------
(in Australian dollars)                                                 No. of         No. of        No. of
                                                                      executives     executives    executives
$110,000     -     $119,999                                                1              1            4
$120,000     -     $129,999                                                -              4            2
$130,000     -     $139,999                                                1              -            5
$140,000     -     $149,999                                                -              3            1
$150,000     -     $159,999                                                3              1            2
$160,000     -     $169,999                                                1              2            2
$170,000     -     $179,999                                                3              2            2
$180,000     -     $189,999                                                3              1            2
$190,000     -     $199,999                                                5              4            2
$200,000     -     $209,999                                                2              3            1
$210,000     -     $219,999                                                3              4            1
$220,000     -     $229,999                                                2              -            2
$230,000     -     $239,999                                                1              -            -
$240,000     -     $249,999                                                1              3            -
$250,000     -     $259,999                                                4              -            3
$270,000     -     $279,999                                                -              2            1
$290,000     -     $299,999                                                1              -            -
$320,000     -     $329,999                                                1              3            2
$330,000     -     $339,999                                                -              1            1
$360,000     -     $369,999                                                -              -            2
$380,000     -     $389,999                                                1              -            -
$410,000     -     $419,999                                                1              -            1
$420,000     -     $429,999                                                1              -            -
$430,000     -     $439,999                                                -              1            -
$450,000     -     $459,999                                                -              1            1
$490,000     -     $499,999                                                -              2            -
$580,000     -     $589,999                                                1              -            -
$640,000     -     $649,999                                                -              -            1
$870,000     -     $879,999                                                -              -            1
$910,000     -     $919,999                                                -              -            1
$980,000     -     $989,999                                                1              1            -
$1,130,000   -   $1,139,999                                                1              -            -
$1,260,000   -   $1,269,999                                                1              1            -
$1,490,000   -   $1,499,999                                                -              1            -
$1,520,000   -   $1,529,999                                                -              -            1
$1,850,000   -   $1,859,999                                                -              -            1
$2,740,000   -   $2,749,999                                                1              -            -
$2,930,000   -   $2,929,999                                                1              -            -

NOTE 29  AUDITORS' REMUNERATION

                                                                                 Year ended June 30,
                                                                    -----------------------------------------
                                                                          1996           1995          1994
                                                                         A $000         A $000        A $000
                                                                   ------------------------------------------
Amounts receivable or due and receivable by the auditors,
from entities in the economic entity or related entities for:
          Auditing accounts                                               730              705           569
          Other services                                                  213            1,253           975
                                                                    -----------------------------------------
                                                                          943            1,958         1,544
                                                                    -----------------------------------------

Auditors' Other services include share registry and advice in relation to litigation, taxation, refinancing and other services.


NOTE 30  RELATED PARTY TRANSACTIONS

The following related party transactions occurred during the financial year

TRANSACTIONS WITH THE DIRECTORS OF THE ECONOMIC ENTITY.
During the year, M. J. Hoy, an executive director of the chief entity, repsid an outstanding loan of $1,000,000. The debt was interest-free and was secured by a mortgage over a residential property. The loan was approved at the 1992 Annual General Meeting.

   As at June 30, 1996, two (1995: four) executives who are directors of controlled entities, but who are not directors of the chief entity, had no outstanding loans totalling $89,623 (1995: $273,044). Interest rates of 5% or 6% apply to the loans which are secured by mortgages over residential properties. The interest benefit is included in the executives' remuneration disclosed in Note 28. During the year, interest payments totalling $8,007 were received, principal repayments totalling $92,794 were received and no new loans were issued.

   Repayments were received from E. Gregory, F. McMahon and S. Simson. Two executives resigned as directors during the year.

TRANSACTIONS WITH ASSOCIATED ENTITIES.
Controlled entities have received commissions of $183,431 (1995: $211,697), in respect of sales of The Weekly Telegraph from The Telegraph plc and have paid $13,900 (1995: $17,336) to The Telegraph plc for the supply of news services. The transactions are on commercial terms.

TRANSACTIONS WITH CONTROLLED ENTITIES.
John Fairfax Holdings Limited has undertaken transactions with its controlled entities including the issue and receipt of loans (both at commercial interest rates and interest free) and management fees. On consolidation, all such transactions have been eliminated in full.

NOTE 30  RELATED PARTY TRANSACTIONS CONTINUED


DIRECTORS' SHAREHOLDINGS

The interest of each Director in the issued capital of the chief entity as at June 30, 1996 are:

                                                           Fully Paid 50 cent             Fully paid $1
                                                            Ordinary Shares             Convertible Notes
C. M. Black                                                        -                         500,000
Sir Roderick Carnegie                                            5,000                          -
D. W. Colson                                                       -                         750,000
Sir Zelman Cowen                                                 10,000                         -
D. M. Gonski                                                     10,000                         -
J. M. King                                                        3,400                         -
Sir Laurence Street                                              50,000                         -
A. Turnbull                                                      15,000                         -
D. R. Wills                                                      25,000                         -


In addition C. M. Black and D. W. Colson may be deemed to be interested in the share and debenture holdings of The Telegraph plc by virtue of their directorships in that entity. During the year J. M. King acquired 3,400 shares and D. R. Wills acquired 25,000 share in the ordinary course of trading on the stock exchange. There have been no other movements in directors' shareholdings or option holdings since the end of the last financial year.


NOTE 31 RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)


GENERAL

The following represents additional information to the 1994, 1995 and 1996 Audited Consolidated Financial Statements of the Company that were prepared in accordance with Australian G.A.A.P.. Set out below are the material adjustments (net of income taxes and minority interest adjustments where applicable) to operating profit for the years ended June 30, 1994, 1995 and 1996, and shareholders' equity at June 30, 1994, 1995 and 1996 in order to conform to accounting principles generally accepted in the United States.

OPERATING PROFIT                                                                Year ended 30 June
                                                                -----------------------------------------------
                                                                       1994            1995          1996
                                                                       $'000           $'000         $'000
                                                                -----------------------------------------------
  Operating profit per Australian G.A.A.P. after income tax
  and abnormal items                                                   185,910        147,324         87,476
  less: Minority Interests                                                (238)           (246)          (47)
                                                                    -----------    -----------    ----------
  Operating Profit per Australian G.A.A.P.                             185,672         147,078        87,429
  Adjustments to reflect U.S. G.A.A.P. (refer table below)            (109,412)        (33,077)      (41,620)
                                                                    -----------    -----------    ----------
  Operating Profit per U.S. G.A.A.P.                                    76,260         114,001        45,809
                                                                    ===========    ===========    ==========
  Earnings per share - Primary and fully diluted per
  U.S. G.A.A.P.                                                     10.31 cents    14.74 cents    6.32 cents
                                                                    ===========    ===========    ==========
  Weighted average number of shares for Primary and
  fully diluted EPS calculation (000)                                   802,656        808,710       811,347
                                                                    ===========    ===========    ==========

ADJUSTMENTS TO OPERATING PROFIT TO REFLECT U.S. G.A.A.P.

  (Less) Dividends paid on debentures reclassified as
  interest paid (Note a)                                                 (6,489)        (5,180)       (3,919)
  (Less) Amortisation of mastheads (Note d)                             (27,755)       (27,897)      (28,592)
  (Less) Future Income Tax benefit attributable to tax
  losses (Note e)                                                       (75,168)             -             -
  (Less) Devaluation of investments (Note f)                                  -              -        (9,109)
                                                                    -----------    -----------    ----------
                                                                       (109,412)       (33,077)      (41,620)
                                                                    ===========    ===========    ==========
SHAREHOLDERS EQUITY

  Total Shareholders equity per Australian G.A.A.P.                   1,007,458      1,073,686     1,086,047
  (Less) debentures (Note a)                                            (82,567)       (50,250)      (37,750)
  Add dividends proposed (Note b)                                        39,525         47,820        47,900
  (Less) dividends paid (Note b)                                        (34,700)       (39,525)      (47,820)
  (Less) Minority Interest (Note c)                                        (847)          (871)          (73)
  (Less) Accumulated amortisation of mastheads (Note d)                 (68,175)       (96,072)     (124,664)
  (Less) Future Income Tax Benefit (Note e)                            (114,107)      (114,107)     (114,107)
  (Less) Devaluation of investments (Note f)                                  -              -        (9,109)
                                                                    -----------    -----------    ----------
  Shareholders equity per U.S. G.A.A.P.                                 746,587        820,681       800,424
                                                                    ===========    ===========    ==========

JOHN FAIRFAX HOLDINGS LIMITED

NOTES TO THE ACCOUNTS

NOTES

(a)  Classification of Debentures

     John Fairfax Holdings Limited issued a number of convertible debentures during 1992. The terms of these debentures are identical to issued stock, except that the debentures are not listed and do not have voting rights attached. Under Australian G.A.A.P. the debentures are treated as a form of equity. For U.S. G.A.A.P. purposes the debentures are defined as convertible debt. The adjustment reflected in the reconciliation of Shareholders' equity is made to exclude the debentures from Shareholders' equity, consistent with U.S. G.A.A.P. treatment. The adjustment reflected in the Profit and Loss Statement reflects the payment of amounts, which under Australian G.A.A.P. were treated as dividends on the debentures, as if those payments were interest paid.

(b)  Proposed Dividends

     In the June 30, 1994, 1995 and 1996 financial statements of John Fairfax Holdings Limited, prepared under Australian G.A.A.P., provisions for dividends were reflected. Although the dividends were to be paid out of the profits earned in those fiscal years, the dividends were declared after the balance date but before finalization of the financial statements. Under U.S. G.A.A.P. such provisions for dividends should be provided in the year in which the declaration was made. The adjustment reflects the postponement of the provisions until the fiscal year in which the dividends were actually declared.

(c)  Minority Interests

     Minority interests are frequently included as part of Total Shareholders' equity under Australian G.A.A.P. The financial statement adjustments have excluded these from Shareholders' equity consistent with the U.S. G.A.A.P. treatment.

(d)  Mastheads

     Mastheads acquired since December 31, 1991 are recorded in the accounts at cost. No amortisation has been charged on these assets under Australian G.A.A.P. as no event has occurred to cause a reduction in the values or limit their useful lives. For U.S. G.A.A.P. purposes Mastheads are amortised over 40 years on a straight line basis.

(e)  Income Taxes

     Australian G.A.A.P. requires that future income tax benefits arising from tax losses can only be recognized if they are regarded as virtually certain of realization. For U.S. G.A.A.P. the requirement is that the benefit be more likely than not to be realized. As such, certain tax losses which did not meet the Australian G.A.A.P. guideline of being realized within the following three years had not been accounted for under Australian G.A.A.P. as a benefit on acquisition. However, under U.S. G.A.A.P. the benefit would have been recognized on acquisition as the benefit was more likely than not to be realized. Had the future income tax benefit been recognized on acquisition, the value attributed to mastheads would have been less.

     The adjustment in the Profit and Loss Statement reflects the reversal of the income tax credits recorded under Australian G.A.A.P. for utilization of tax losses previously not booked.

JOHN FAIRFAX HOLDINGS LIMITED

(f)     Devaluation of Investments

     John Fairfax Holdings Limited and its subsidiaries hold a number of non-listed, non-current investments. Under Australian G.A.A.P. these investments can be revalued as a class. In the June 30, 1996 financial statements, prepared under Australian G.A.A.P., certain individual investments were revalued to amounts not in excess of their recoverable amount. The decrements of individual carrying values were offset by revaluation increases to other individual investments.

     Under U.S. G.A.A.P. revaluation increases are not permitted. If the value of a non-current investment has been permanently diminished a valuation allowance should be created which reduces the investment to its present value.

     The adjustment in the profit and loss statement reflects the recording of the write down under U.S. G.A.A.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant


Date: February 27, 1997                            By: /s/ J. A. BOULTBEE
                                                       ------------------
                                                       J. A. Boultbee
                                                       Vice President and
                                                       Chief Financial Officer