Form 10-K
period 1996-12-31
HOLLINGER INTERNATIONAL INC
filed 1997-03-31
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the Fiscal Year ended December 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from _____ to _____
                          Commission File No. 0-24004

                          HOLLINGER INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        95-3518892
 -------------------------------                      ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification Number)


401 North Wabash Avenue, Suite 740, Chicago, Illinois            60611
-----------------------------------------------------       --------------
      (Address of Principal Executive Office)                  (Zip Code)


       Registrant's telephone number, including area code (312) 321-2299

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



TITLE OF EACH CLASS:                                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Class A Common Stock par value $.01 per share       New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2006           New York Stock Exchange
9 3/4% Preferred Redeemable Increased
       Dividend Equity Securities                   New York Stock Exchange
8 5/8% Senior Notes due 2005                        New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2007           New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                     NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   __x__    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     The aggregate market value of Class A Common Stock held by non-affiliates as of March 17, 1997, was approximately $368,539,000. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

     The number of outstanding shares of each class of the registrant's common stock as of March 17, 1997, was as follows: 69,565,754 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                                                  LOCATION
--------                                                                  --------
Proxy Statement for 1997 Annual Meeting of Stockholders filed pursuant to
Regulation 14A under the Securities Exchange Act of 1934 .............     Part III

                          HOLLINGER INTERNATIONAL INC.
                                 1996 FORM 10-K

                                 ______________



                                     PART I                                 PAGE
                                                                            ----

Item 1.  Business .........................................................    1
Item 2.  Properties .......................................................   20
Item 3.  Legal Proceedings ................................................   21
Item 4.  Submission of Matters to a Vote of Security Holders ..............   21



                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters ..............................................   24
Item 6.  Selected Financial Data ..........................................   26
Item 7.  Management's Discussion and  Analysis of Financial Condition
         and Results of Operations ........................................   28
Item 8.  Financial Statements and Supplementary Data ......................   45
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .........................................   45


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant ..............   46
Item 11.  Executive Compensation ..........................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and Management ..   46
Item 13.  Certain Relationships and Related Transactions ..................   46



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   47

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Hollinger International Inc. (the "Company"), through subsidiaries and affiliated companies, is a leading publisher of English-language newspapers in the United States, the United Kingdom, Canada and Israel. Included among the 137 paid daily newspapers which the Company owns or has an interest in are the Chicago Sun-Times and The Daily Telegraph. These 137 newspapers have a world-wide daily combined circulation of approximately 3,953,000. In addition, the Company owns or has an interest in 362 non-daily newspapers as well as magazines and other publications. The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers, principally through cost reductions. Since the Company's formation in 1986, the existing senior management team has acquired 399 newspapers and related publications (net of dispositions) in the United States, The Daily Telegraph in the United Kingdom, The Jerusalem Post in Israel, and has made significant investments in newspapers in Canada, including a controlling interest in Southam Inc. ("Southam"), Canada's largest newspaper publisher. Recently, the Company completed the sale of its 24.7% interest in John Fairfax Holdings Limited ("Fairfax"), a publicly held Australian newspaper publisher.

     The operations of the Company consist of its United States Newspaper Group, its U.K. Newspaper Group, and its Canadian Newspaper Group which accounted for 32.6%, 24.3% and 43.1%, respectively, of the Company's total operating revenues of $1,862.7 million for the year ended December 31, 1996.

     Unless the context requires otherwise, all references herein to the "Company" mean Hollinger International Inc., its predecessors and combined subsidiaries, "Publishing" refers to Hollinger International Publishing Inc. and "Hollinger Inc." refers to Hollinger Inc.

     UNITED STATES NEWSPAPER GROUP

     The Company is the largest newspaper publishing group in the United States, as measured by paid daily newspapers owned and operated, and one of the twelve largest in terms of daily circulation. The Company's United States operations consist of its Chicago Group, led by the Chicago Sun-Times, the eighth largest circulation metropolitan daily newspaper in the United States, and its Community Group, consisting of 324 newspapers and related publications. As of December 31, 1996, the Company published a total of 399 newspapers and related publications in the United States consisting of 103 daily newspapers with a total paid circulation of approximately 1,240,000, 140 paid non-daily newspapers with a combined paid circulation of approximately 1,256,000 and 156 free circulation publications with a combined circulation of approximately 2,201,000, and a total combined circulation of approximately 4,697,000. The Community Group also includes for accounting and management purposes, the Company's wholly-owned subsidiary ("Jerusalem Post") which publishes The Jerusalem Post, Israel's only English-language daily newspaper, with a paid daily circulation of approximately 16,300. The related weekly editions of The Jerusalem Post, including the English and French-language international weekly editions, have a combined paid circulation of approximately 132,200. The Chicago Group and the Community Group accounted for 17.9% and 14.7%, respectively, of the Company's total operating revenues for the year ended December 31, 1996.

     U.K. NEWSPAPER GROUP

     The Company's U.K. Newspaper Group consists of its wholly owned subsidiary, The Telegraph Group Limited and its consolidated subsidiaries ("The Telegraph"). The Telegraph publishes The Daily Telegraph, the leading quality (or broadsheet) newspaper in the United Kingdom. The Telegraph also publishes The Sunday Telegraph, The Weekly Telegraph, the Electronic Telegraph and The Spectator magazine. The Daily Telegraph is the largest circulation quality daily newspaper in the United Kingdom with an average daily circulation of approximately 1,097,000, representing a 38.5% share of the quality daily newspaper market. The Daily Telegraph's Saturday edition has the highest average daily circulation (approximately 1,253,000) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with an average Sunday circulation of approximately 804,000. The Telegraph's operating revenues were $451.9 million for the year ended December 31, 1996.

     CANADIAN NEWSPAPER GROUP

     The Company's Canadian Newspaper Group consists of its 50.7% equity interest in Southam Inc. and its consolidated subsidiaries. During 1996, the Company increased its indirect interest in Southam from 19.4% to 50.7%.
Southam is a publicly held Canadian corporation with operations in newspaper publishing, and to a lesser extent, in business communications. Southam is Canada's largest publisher of daily newspapers with 32 daily newspapers and 58 non-daily newspapers with a total daily circulation of approximately 1,600,000. Southam's principal publications include The Gazette (Montreal), The Ottawa Citizen, the Calgary Herald, The Vancouver Sun, The Province (Vancouver) and The Edmonton Journal. In addition, the Southam Magazine and Information Group publishes Canadian and United States business magazines and tabloids for the automotive, trucking, construction, natural resources, manufacturing and other industries. Southam's operating revenues were $803.4 million for the year ended December 31, 1996.

     REORGANIZATION

     On October 13, 1995 the Company acquired Hollinger Inc.'s indirect 58.2% interest in The Telegraph, including The Telegraph's approximate 24.7% interest in Fairfax and its approximate 19.4% voting interest in Southam, and its rights and obligations under an option pursuant to which Hollinger Inc. had the right to purchase 7,000,000 ordinary shares of The Telegraph (the "Telegraph Option"), in exchange for 33,610,754 shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), 739,500 shares of its Series A Preferred Stock, par value $.01 per share ("Series A Preferred Stock") which are convertible to Class A Common Stock at an initial conversion price of the Canadian dollar equivalent of $14 per share and paid Hollinger Inc. $13,832,000 in cash as a working capital adjustment (the "Reorganization"). The Company also exercised the Telegraph Option which increased its interest in The Telegraph to 63.5%. On December 15, 1995, the Company, through an English subsidiary, acquired an additional 995,000 ordinary shares of The Telegraph for approximately $6.9 million, thereby increasing its total interest in The Telegraph to approximately 64% of the outstanding ordinary shares. On August
8, 1996, the Company completed the acquisition of all of the outstanding ordinary shares of The Telegraph (approximately 36%) not previously controlled by the Company (the "Telegraph Minority Shares"). The acquisition was effected by means of a "scheme of arrangement" under Section 425 of the Companies Act 1985 of Great Britain (the "Scheme"). As a result, The Telegraph became an indirect wholly owned subsidiary of the Company. The total consideration paid by the Company was approximately $455.1 million.

     REORGANIZATION OF CANADIAN NEWSPAPER INTERESTS

     On January 7, 1997, the Boards of Directors of the Company and Hollinger Inc. announced that they had reached an agreement in principle for the transfer by Hollinger Inc. of certain of its owned Canadian publishing interests directly or indirectly to Hollinger Canadian Publishing Inc. (the "Hollinger Inc. Transaction"), including (i) certain newspaper assets located mainly in Ontario;
(ii) certain newspaper assets located mainly in Saskatchewan; (iii) certain newspaper assets located mainly in British Columbia; and (iv) UniMedia, Inc., (collectively, the "Canadian Newspapers") for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million), subject to working capital adjustments and currency exchange adjustments. The purchase price, all of which will be payable to Hollinger Inc., is proposed to be satisfied in cash in the amount of $250.0 million, and by the issuance of preferred stock of the Company, which upon approval of the stockholders, will be convertible into (i) a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES issued by the Company in August 1996 having a face value of approximately $90.0 million, and (ii) shares of Class A Common Stock of the Company having a nominal agreed value of approximately $42.0 million.

     The Hollinger Inc. Transaction will not be completed until various terms and conditions have been satisfied, including obtaining regulatory approvals. The transaction is expected to be consummated in April 1997 and, when consummated, will be accounted for on an "as if pooling of interests" basis. The issuance of the mandatorily convertible preferred stock and Class A Common Stock, in substitution for non-voting, non-convertible preferred stock to be issued initially to Hollinger Inc., is subject to stockholder approval. The holders of the Company's Class A and Class B Common Stock and Series B Preferred Stock will be entitled to vote as a single class at a meeting of the Company's stockholders to be held as soon as practicable. Accordingly, Hollinger Inc. will have sufficient voting power to approve the issuance of such securities.

     PUBLIC OFFERINGS

     1996 Offerings. On February 7, 1996, the Company completed an underwritten public offering of 14,000,000 shares of its Class A Common Stock at a public offering price of $9.25 per share and on February 20, 1996, the Underwriters exercised their over-allotment option and purchased an additional 2,100,000 shares (the "Stock Offering"). Net proceeds to the Company from the Stock Offering were approximately $142.1 million.

     In addition, on February 7, 1996, Publishing, a Delaware corporation and a wholly owned subsidiary of the Company, completed a public offering of $250 million principal amount of 9 1/4% senior subordinated notes due February 1, 2006 (the "Notes") priced at par (the "Notes Offering"). Payment of the principal, premium, if any, and interest on the Notes was guaranteed by the Company on an unsecured senior subordinated basis. Net proceeds to Publishing from the Notes Offering were approximately $242.5 million. In connection with the consummation of the Notes Offering, the Company transferred to Publishing all of the shares owned by it of its United States and foreign subsidiaries together with associated debt and other liabilities.

     The Company applied the net proceeds of the Stock Offering and the Notes Offering to (i) repay in full outstanding bank debt of the Company and its subsidiaries in the aggregate principal amount of $290 million, plus accrued interest of $3.5 million; and (ii) repay $20.8 million due to Hollinger Inc. The remaining net proceeds, after paying accrued interest and costs associated with this offering, were added to the Company's cash and cash equivalents for general corporate purposes.

     In a series of transactions occurring in early August 1996, the Company sold 11,500,000 shares of Class A Common Stock at a price of $9.75 per share and 20,700,000 9-3/4% Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") at a price of $9.75 per PRIDES. The $301.1 million combined net proceeds of these sales, together with related bank financing, were used in the acquisition of the Telegraph Minority Shares, to paydown Telegraph indebtedness and to pay transaction costs.

     1997 Offerings. On March 4, 1997, Publishing filed both a Preliminary Prospectus and a Preliminary Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, which closed on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

     The Senior Notes are unsecured and senior obligations of Publishing and rank pari-passu with all other senior indebtedness of Publishing including Publishing's bank credit facilities, mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9 1/4% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its captial stock.

     Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay the Amended Publishing Credit Facility, the FDTH Credit Facility and the Southam Credit Facility, to prepay the redeemable preference shares of DTH and FDTH and for general working capital purposes.

OWNERSHIP BY HOLLINGER INC.

     Hollinger Inc. directly and indirectly owns 51.21% of the combined equity interest and 77.75% of the combined voting power of the outstanding Class A Common Stock, Class B Common Stock, and Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), of the Company (without giving effect to the future issuance of Class A Common Stock in connection with the Company's PRIDES or the Company's Series A Convertible Redeemable Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), or the proposed issuance to Hollinger Inc. of preferred stock and Class A Common Stock in connection with the Hollinger Inc. Transaction). As a result, Hollinger Inc. will continue to be able to control the outcome of any election of directors and to direct management policy, strategic direction and financial decisions of the Company and its subsidiaries. Hollinger Inc. owns all of the outstanding Series A Preferred Stock of the Company, which is convertible at any time into shares of Class A Common Stock at the initial conversion price of the Canadian dollar equivalent of $14 per share. Based on the initial conversion price, 5,655,719 shares of Class A Common Stock would have been issuable as of March 17, 1997.

     Hollinger Inc. is effectively controlled by the Hon. Conrad M. Black, Chairman of the Board and Chief Executive Officer of Hollinger Inc. and the Company, through his direct and indirect ownership and control of Hollinger Inc.'s securities. Mr. Black has advised the Company that Hollinger Inc. does not presently intend to reduce its voting power in the Company's outstanding Common Stock to less than 50%. Furthermore, Mr. Black has advised the Company that he does not presently intend to reduce his voting control over Hollinger Inc. such that a third party would be able to exercise effective control over it.

     GENERAL

     The Company was incorporated in the State of Delaware on December 28, 1990 and Publishing was incorporated in the State of Delaware on December 12, 1995. Each of the Company and Publishing has its executive offices at 401 North Wabash Avenue, Chicago, Illinois 60611, telephone number (312) 321-2299.

BUSINESS STRATEGY

     The Company's strategy for achieving growth in its newspaper business is based on achieving two principal objectives: improvements in the cash flow and profitability of its newspapers principally through cost reductions and growth through acquisitions. Generally, the approach of both the Company and Hollinger Inc. to improving profitability typically includes measures to reduce costs, improve efficiency and enhance product quality, including the visual quality of printed pages. The most significant source of savings is labor costs.


     The Company's newspaper operating strategy in the U.S. Community Group is to operate newspapers in regional clusters where feasible, which enables the Company to market advertising on a regional basis and allows for regionalized management and resulting cost savings from reduction in overhead, centralized purchasing and, to the extent practicable, regionalized printing. The Company intends to generate additional cost savings opportunities through operating efficiencies and automation in the Community Group. Further, improvements in profitability at properties acquired in 1995 and 1996 will be emphasized.

     In Chicago, the increased focus on overall cost reduction will continue. Significant emphasis on continuing the rise in circulation experienced by the Chicago Sun-Times and continued focus on deploying human resources to sales and marketing, both locally through a combined network of all Chicago Group newspapers, and nationally through bringing national salesmen in-house and opening national sales offices in major business centers will be a priority. In addition, efficiencies through automation and an upgrade of printing facilities are expected.

     The focus for The Daily Telegraph will continue to be increased circulation and resulting advertising revenue increases. The successful prepaid subscription program will continue, albeit at higher prices than the initial introductory offer. The Company will continue to focus on maintaining and increasing the circulation rise for The Sunday Telegraph. Operationally, continued efficiencies in producing the newspapers through joint ventures in West Ferry Printers and Trafford Park Printers are expected with a resulting near term decrease in the Company's cost to produce The Telegraph. Further, forward buying of newsprint at attractive rates is anticipated.

     After the acquisition of the Canadian Newspapers from Hollinger Inc., the Company intends to continue current efforts to improve the profitability of the acquired papers and to capitalize on profitability improvements already introduced by Hollinger Inc. The Company also intends to achieve additional cost savings through the centralization of newsprint purchasing and certain other functions, such as accounting and personnel. The Company intends to coordinate, to the extent practicable, its newsprint purchases for its United States newspapers with those of the Canadian Newspapers as well as Southam's newsprint purchases. To achieve greater product quality and cost reductions, the Company, where justified by economic and operational criteria, may regionalize production operations at its Canadian community newspapers and may explore the feasibility of such regionalization with Southam's newspaper operations in Canada. The Company also intends to enhance advertising and circulation revenues by focusing on the natural circulation and readership advantages of the particular newspapers acquired.

     Southam intends to continue to improve profitability of its existing and newly acquired newspapers, magazines and other publications through the implementation of the previously announced labor cost reduction program, the decentralization of certain administrative and corporate functions, and enhancements to editorial and product quality. During 1996 Southam terminated approximately 265 employees as part of a 1995 plan which includes the elimination of 750 positions and the write-down of redundant assets at its Pacific Press facility in Vancouver, including printing equipment and other operating assets. Southam is planning to install new printing equipment at its Pacific Press facilities with an estimated completion date in 1997, which, when operational, is expected to improve product quality as well as reduce labor and other operating costs. In addition, Southam's business strategy includes improvement if circulation and advertising revenues that focus on each of its newspaper's natural circulation or readership advantages and improvement in its newsprint purchase agreements by coordinating, to the extent practicable, its newsprint purchases with that of the Company. The Company also intends to explore with Southam possible regional printing arrangements between Southam's various newspapers located in different communities throughout Canada and the Canadian Newspapers.

     The Company constantly seeks newspaper acquisition candidates that are underperforming in terms of cash flow but have a long history of publishing within a community and, from the Company's point of view, possess strong readership and advertiser loyalty; have the potential for increased gross operating profit through cost reductions, revenue enhancements and synergies with the Company's existing operations; and are available at attractive prices. The Company expects that its future acquisitions in the United States and Canada will be principally of community newspapers; however, the Company may consider the acquisition of selected larger circulation publications that meet the Company's acquisition criteria. Further, the Company continues to evaluate, among various investment opportunities, the potential for acquiring all or a portion of the minority interest in Southam depending on market conditions and other factors.

     The Company and Hollinger Inc. have historically agreed that the Company will be Hollinger Inc.'s principal vehicle for engaging in and effecting acquisitions in the newspaper business and in related media businesses in the United States, Israel and, through The Telegraph, the United Kingdom, the rest of the European Community, Australia and New Zealand (the "Telegraph Territory"). Hollinger Inc. had reserved to itself the ability to pursue all media (including newspaper) acquisition opportunities outside the United States, Israel and The Telegraph Territory, and all media acquisition opportunities unrelated to the newspaper business in the United States, Israel and the Telegraph Territory. In light of the pending Canadian Newspaper acquisition and the Company's majority control of Southam, the Company anticipates opening discussions with Hollinger Inc. to more clearly define this relationship in light of the current ownership of newspaper assets.

     Certain statements contained in this report under various sections, including but not limited to "Business Strategy" and "Management's Discussion and Analysis," are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

- International Holding Company Structure -- The Company's ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments.

- Growth Strategy -- The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers, principally through cost reductions. The Company's growth strategy presents risks inherent in assessing the value, strengths and weaknesses of acquisition opportunities, in evaluating the costs of new growth opportunities at existing operations and in managing the numerous publications it has acquired and improving their operating efficiency. While the Company believes that there are significant numbers of potential acquisition candidates, the Company is unable to predict the number or timing of future acquisition opportunities or whether any such opportunities meet the Company's acquisition criteria or, if such acquisitions occur, whether the Company will be able to achieve improved operating efficiencies or enhanced profitability. In addition, the Company's acquisition strategy is largely dependent on the Company's ability to continue to obtain debt financing on acceptable terms.

- Restrictions in Debt Agreements and Other Restrictive Arrangements -- The Company and its subsidiaries have substantial leverage and have substantial debt service obligations as well as obligations under the Series A Preferred Stock of the Company, the PRIDES and redeemable preferred shares of its subsidiaries. The instruments governing the terms of the principal indebtedness and redeemable preferred stock of the Company, Publishing and its principal United States and foreign subsidiaries contain various covenants, events of default and other provisions that could limit the financial flexibility of the Company, including the payment of dividends with respect to outstanding Common Stock and Preferred Stock and the implementation of its growth strategy.

- Cyclicality of Revenues -- Advertising and, to a lesser extent, circulation revenues of the Company, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions.

- Newsprint Costs -- Newsprint represents the single largest raw material expense of the Company's newspapers throughout the world and, together with employee costs, is one of the most significant operating costs. Newsprint costs increased in the first half of 1996 and began to decline in the second half of 1996. A slight increase from year end 1996 prices over the course of 1997 is expected.

- Foreign Operations and Currency Exchange Rates -- Operations outside of the United States accounted for approximately 68.5% of the Company's operating revenues and approximately 55.4% of the Company's operating income for the year ended December 31, 1996. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss and a negative impact on earnings with respect to its investments on dividends from its foreign subsidiaries, solely as a result of currency exchange rate fluctuations.

- Newspaper Industry Competition -- Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail, and other communications and advertising media that operate in the Company's markets.

UNITED STATES NEWSPAPER GROUP

     CHICAGO GROUP

     The Chicago Group consists of The Sun-Times Company which, with its subsidiaries (the "Chicago Sun-Times"), publishes the Chicago Sun-Times, presently the eighth largest metropolitan daily newspaper in the United States, and 68 suburban weekly and biweekly newspapers in the Chicago area and the Daily Southtown Inc. (the "Daily Southtown"), which publishes the Daily Southtown and News Marketer.

     The Chicago Sun-Times, which has an average daily paid circulation of approximately 494,100 and is published in a tabloid format, has the largest daily circulation in Cook County, Illinois, which includes the City of Chicago. The suburban papers include Pioneer Newspapers Inc. ("Pioneer Press") which currently publishes 48 weekly newspapers in Chicago's north and northwest suburbs, and 20 biweekly newspapers published by Star Publications, Inc. ("Star Publications") in Chicago's south and southwest suburbs.

     SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group (including revenues of Chicago Sun-Times and Daily Southtown prior to their acquisition by the Company) during the past three years.


                                 YEAR ENDED DECEMBER 31,
                ------------------------------------------------------------
                      1996                 1995                  1994
                      ----                 ----                  ----
                                  (DOLLARS IN THOUSANDS)
Advertising...  $228,676   69  %      $228,685   69  %      $230,941   69  %
Circulation...    80,693   24           78,518   24           79,961   24
Job Printing
  and Other...    24,263    7           23,419    7           22,489    7
                --------  ---       ----------  ---       ----------  ---
Total.........  $333,632  100  %      $330,622  100  %      $333,391  100  %
                ========  ===       ==========  ===       ==========  ===

     ADVERTISING. Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation, penetration and type of advertising (whether classified or display and national or retail). In 1996, retail advertising accounted for the largest share of advertising revenues (51.9%), followed by classified (37.7%) and national (10.4%).

     The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pull-out sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers, such as arts, food, real estate, TV listings, weekend, travel and special sections. The Chicago area suburban newspapers also offer weekly separate sections and special sections. Management has also developed the Sun-Times Newspaper Network, an advertising vehicle which can reach the combined readership base of the Chicago Sun-Times and the 70 Chicago area suburban newspapers, including the Daily Southtown, and the News Marketer.

     CIRCULATION. Circulation revenues are derived from single copy newspaper sales made through retailers and vending racks and home delivery newspaper sales to subscribers. Approximately 70.0% of the copies of the Chicago Sun-Times sold in 1996 were single copy sales. Approximately 72.9% of 1996 circulation revenues of the 70 Chicago area suburban newspapers were derived from subscription sales.

     The average paid daily and Sunday circulation of the Chicago Sun-Times is approximately 494,100 and 440,500, respectively, the daily and Sunday paid circulation of the Daily Southtown is approximately 56,700 and 65,100, respectively, and the aggregate non-daily paid and free circulation of the Chicago area suburban newspapers is approximately 259,700 and 401,200, respectively.

     COMPETITION. Each of the Company's Chicago area newspapers competes in varying degrees with radio, television, direct marketing and other communications and advertising media as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region is comprised of Cook County and six surrounding counties and is served by six daily newspapers.

     The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper, which is the fifth largest newspaper in the country. In addition, the Chicago Sun-Times and other Chicago Group newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

     EMPLOYEES AND LABOR RELATIONS. As of March 17, 1997, the Chicago Group employed approximately 2,805 employees (including approximately 560 part-time employees). Approximately 1,249 employees are represented by 15 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 38.0% of the Chicago Group's revenues in the year ended December 31, 1996. There have been no strikes or general work stoppages at any of the Chicago Group's newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

     RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 22.8% of the Chicago Group's revenues in the year ended December 31, 1996. The newspaper industry has seen the cost of newsprint increase significantly since March of 1994 and continue to increase throughout 1995. Newsprint prices began decreasing in the second quarter of 1996 and continued to decline through the end of the year. Overall, the Chicago Group's cost of newsprint per metric ton has increased approximately 4% in 1996 compared with the previous year. The Chicago Group is not dependent upon any single newsprint supplier and currently obtains newsprint from four principal suppliers. To ensure an adequate supply of newsprint, Chicago Sun-Times has newsprint supply contracts with certain minimum purchase requirements. Chicago Sun-Times, like other newspaper publishers, has not entered into any long-term fixed price newsprint supply contracts in the current environment of volatile newsprint costs. The Chicago Group believes that its newsprint sources of supply are adequate for its anticipated needs.

     PRINTING AND PRODUCTION. The Chicago Group has eight operating and production facilities. All editorial, pre-press, press, marketing, sales and administrative activities for the Chicago Sun-Times are conducted in its main facility in Chicago. New press facilities are being planned for Chicago Sun-Times, at an expected cost of approximately $100.0 million, to be operational in early 1999.

     The Daily Southtown operates the majority of its editorial, pre-press, press, marketing, sales and administrative activities out of four adjoining sites. Pioneer Press uses its facility in north suburban Chicago for editorial, pre-press, sales and administrative activities. Production activities occur in a neighboring suburb. Star Publications owns a facility in Chicago's south suburbs in which all but its pressroom operations are conducted. Star Publications' newspapers are printed by Daily Southtown. In February 1997 Star Publications and Daily Southtown moved to a new combined facility for editorial, pre-press, marketing, sales and administrative activities.

     COMMUNITY GROUP

     The Community Group consists of smaller newspaper publications in the United States and Israel. The Community Group's United States daily newspapers have been published on average for almost 100 years and are typically the only paid daily newspapers of general circulation in their respective communities. Circulation for community newspapers range from 1,150 to 45,900 for paid dailies and from 100 to 53,000 for paid non-dailies. Generally, the Company's community newspapers combine news, sports and features with a special emphasis on local information and provide one of the primary sources of such community information for the towns in which they are distributed. In addition to reaching the local population through paid daily and non-daily community newspapers, the Company also publishes free circulation "total market coverage" publications, including shoppers, with limited or no news or editorial content. As a group, these publications provide the Company with a stable and established circulation within the communities they serve, which it believes provides an effective medium for advertisers to reach a significant portion of the households in these communities.

     SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage that such sources represent of total revenues for the Community Group, including Jerusalem Post, during the past three years.


                            YEAR ENDED DECEMBER 31,
                ------------------------------------------------
                    1996              1995              1994
                    ----              ----              ----
                             (DOLLARS IN THOUSANDS)
Advertising...  $174,652   64%  $143,912     63%  $129,886   63%
Circulation...    64,575   24     51,167     22     45,966   22
Job Printing
  and Other...    34,513   12     33,512     15     29,696   15
                --------  ---   --------    ---   --------  ---
Total.........  $273,740  100%  $228,591    100%  $205,548  100%
                ========  ===   ========    ===   ========  ===

     ADVERTISING. Substantially all of the advertising revenues in 1996 were derived from local retailers and classified advertisers, which management believes are less subject to fluctuation than national advertising.
Advertising rates and rate structures vary among the publications and are based, among other things, on circulation penetration and type of advertising (whether classified, display, or retail). In 1996, local and regional advertising accounted for the largest share of advertising revenues (61.0%), followed by classified (20.0%), preprinted inserts (17.0%) and national (2.0%). Management believes that the Company's strategy of acquiring and operating community newspapers in regional clusters parallels an emerging trend of larger retailers to advertise on a regional basis and positions the Company to benefit from this trend.

     Management intends to continue to develop new advertising revenue sources such as regional and national display advertising, co-op advertising, national classified advertising and other targeted advertising. The Company believes its existing sales, editorial and distribution resources provide it with significant cost advantages in developing new shoppers, other "total market coverage" and targeted publications in these markets.

     CIRCULATION. Circulation revenues are derived from home delivery sales of newspapers to subscribers and single copy sales made through retailers and vending racks. Approximately 79.0% of 1996 circulation revenue was derived from subscription sales. When possible, the Company increases subscription and single copy sales rates in an effort to increase circulation revenues. Single copy cover prices currently range from 35c. to 50c.

     JOB PRINTING. Job printing revenues are derived from utilizing available press capacity for printing customers' orders for newspapers, fliers, retail store advertisements and real estate listings. The Company currently has a substantial number of printing customers and believes that its growth potential exists for job printing mainly in low volume (less than 100,000 copies) offset printing.

     COMPETITION. Each of the Company's community newspapers and total market coverage publications competes in varying degrees with radio, television, direct marketing and other communications and advertising media as well as with other newspapers having local, regional or national circulation. The Company also competes with other commercial printers for job printing orders.

     The Company's United States community publications are located in small towns which, for the most part, are not suburbs of larger cities but are either county seats or are located on significant transportation corridors. The Company's community dailies are typically the only paid daily newspapers of general circulation published in their respective communities. The Company believes that distribution of its total market coverage publications with nearly 100% penetration levels in conjunction with community daily or non-daily newspaper strengthens its competitive position in the relevant market areas. Some of the Company's dailies face competition from dailies published by others in adjacent or nearby locations and circulated in markets where the Company publishes a newspaper.

     The Company's total market coverage publications, including shoppers, compete primarily with direct mail advertising, shared mail packages and other private advertising delivery services. The Company believes that because of its significant presence in the small towns served by its community publications, which are predominantly in rural areas, not close to metropolitan areas, and its established distribution network, it has been able to compete effectively.

     EMPLOYEES AND LABOR RELATIONS. As of March 17, 1997, the Community Group employed approximately 4,799 employees (including approximately 1,724 part-time employees) at its community publications in the United States. Approximately 3.1% of these employees are represented by unions. Total Community Group employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 33.7% of the Community Group's revenues in fiscal year 1996. There have been no strikes or general work stoppages at any of the Company's community newspapers in the past five years. The Company believes that its relationships with its employees are generally good.

     RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 12.1% of revenues for the Community Group in 1996. The newspaper industry has seen the cost of newsprint increase significantly since March of 1994 and continue to increase throughout 1995. Newsprint prices began decreasing in the second quarter of 1996 and continued to decline through the end of the year. The Community Group is not dependent upon any single newsprint supplier and does not have long-term fixed price contracts with newsprint suppliers for its community publications. It currently obtains newsprint from a number of suppliers, foreign and domestic. The Company believes that its newsprint sources of supply are adequate for its anticipated needs.

     JERUSALEM POST. At the time of acquisition by Hollinger Inc. in 1989, Jerusalem Post was suffering operating losses. Since then, a turnaround strategy has been implemented by senior officers of the Company and Jerusalem Post to reduce operating and labor costs and upgrade printing capability and the physical plant. In the years ended December 31, 1996, 1995, and 1994, Jerusalem Post had operating margins of 2.1%, 6.3%, and 9.1%, respectively.

     Over 40.8% of Jerusalem Post's revenues of $21.2 million in 1996 were derived from circulation, with 33.9% from job printing and 25.3% from advertising. Jerusalem Post derives a greater percentage of its revenues from job printing than the Company's United States newspapers. Jerusalem Post has entered into a long-term contract to print and bind copies of the "Golden Pages," Israel's equivalent of the "Yellow Pages" telephone directory. Newsprint costs relating to publication of The Jerusalem Post equaled approximately 11.4% of Jerusalem Post's revenues in 1996. Newsprint used in producing the "Golden Pages" is provided by the owners of that publication.

     Newspapers in Israel are required by law to obtain a license from the country's interior minister, who is authorized to restrain publication of certain information if, among other things, it may endanger the public safety. To date, Jerusalem Post has not experienced any difficulties in maintaining its license to publish or been subject to any efforts to restrain publication. In addition, all written media publications in Israel are reviewed by Israel's military censor prior to publication in order to prevent the publication of information that could threaten national security.

Such censorship is considered part of the ordinary course of business in the Israeli media and has not adversely affected Jerusalem Post's business in any significant way.

     MANAGEMENT ORGANIZATION

     The senior management of the United States Newspaper Group is responsible for developing operating strategies, approving business plans and significant capital expenditures, identifying acquisition opportunities, negotiating acquisitions and overseeing the integration of acquired newspapers and other newspapers into the Company. Financial management of the Company, including the arrangement of newspaper financing to fund acquisitions and working capital needs of the Company, and accounting, payroll and other financial functions and newsprint purchases, are centralized and undertaken by corporate staff at the Company's principal executive offices in Chicago and its offices in West Frankfort, Illinois. Each of the principal newspaper operations of the United States Newspaper Group has a separate management structure and team which is responsible for operational and editorial matters affecting the publications under their supervision.

     UNITED STATES REGULATION

     Paid circulation newspapers that are delivered by second class mail are required to obtain permits from, and to file an annual statement of ownership and circulation with, the United States Postal Service. Free circulation publications such as shoppers are delivered to subscribers and non subscribers both by mail and without the use of the mail. Second class mail costs in 1996 for the Company's community newspapers were $3.4 million, or 1.3% of the Community Group's revenues, and third class mail costs were $4.9 million in 1996, or 1.9% of that group's revenues. Second class mail costs in 1996 for the Chicago Group were $1.5 million or 0.4% of the Chicago Group's revenues, and third class mail costs were $2.0 million or 0.6% of the Chicago Group's revenues. There is no significant regulation with respect to acquisitions of newspapers, other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 if certain threshold requirements under such act are satisfied.

     ENVIRONMENTAL

     The Company, in common with other newspaper companies engaged in similar operations, is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at its major printing facilities. These requirements are becoming increasingly more stringent. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company.

U.K. NEWSPAPER GROUP

     The Company's U.K. Newspaper Group consist of The Telegraph and its investments in Fairfax and joint venture printing companies. The sale of the interest in Fairfax was announced in December 1996. See the discussion of the sale under "International Investments".

     THE TELEGRAPH

     The Telegraph is the leading publisher of quality (or broadsheet) newspapers in the United Kingdom, publishing The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, the Electronic Telegraph and The Spectator magazine. Its most important property, The Daily Telegraph, was launched in 1855 and is the largest circulation quality daily newspaper in the United Kingdom. As of December 31, 1996 The Daily Telegraph's average daily circulation of approximately 1,097,000 represents a 38.5% share of the quality daily national newspaper market, a substantially greater share than that of its nearest direct competitor. The Daily Telegraph's Saturday edition has the highest circulation (1,253,000 as of December 1996) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with a Sunday circulation of approximately 804,000 as of December 31, 1996.

     THE UNITED KINGDOM NATIONAL NEWSPAPER INDUSTRY. The newspaper market in the United Kingdom is segmented and, within each segment, highly competitive. The market segment in which The Daily Telegraph competes is generally known as the quality (or broadsheet) daily newspaper segment. This segment consists of all the broadsheets, but none of the tabloid daily newspapers. The Daily Telegraph and its competitors in this market segment appeal to the middle and upper end of the demographic scale and also compete on the basis of price.

     Newspapers in the United Kingdom differ from their counterparts in North America in several respects. First, they have substantially fewer pages. In 1996, The Daily Telegraph averaged 57 pages per issue, printed in one section on Wednesdays and Fridays, two sections on Mondays, Tuesdays and Thursdays, and six sections plus a magazine and television guide on Saturdays. The Sunday Telegraph is published in five sections with a magazine section, which was launched in September 1995. The launch of an additional magazine, Rx, is planned for April 1997. Second, pre-printed advertising inserts, which have been a major source of revenue growth in North America, are less common in the United Kingdom. Third, the advertising to news ratio in British newspapers is far lower. Fourth, British national newspapers more closely resemble North American magazines in that they have broad distribution and readership across the country and derive a much larger portion of their advertising revenue from national advertisers -- unlike North American newspapers which, because of their relatively small geographical distribution, derive a substantial portion of their advertising from local advertisers. Finally, newspapers in the United Kingdom generally have charged higher cover prices which in turn leads to higher circulation revenues than North American newspapers with similar circulation bases. However, since September 1993, when The Times first substantially reduced its cover price on its weekday newspaper, the national newspaper market in the United Kingdom has experienced intense cover price competition. Since July 1995, The Daily Telegraph and The Times have increased their respective cover prices. See "Circulation" below.

     The following charts illustrate the circulation trends of The Daily Telegraph and The Sunday Telegraph and its principal competitors in the United Kingdom for three years ended December 31, 1996.

           CIRCULATION: MARKET SHARE AND AVERAGE DAILY SALES (1) (2)

                                      YEAR ENDED DECEMBER 31,
                       -----------------------------------------------------
                            1996              1995               1994
                       ---------------  -----------------  -----------------
                               AVERAGE            AVERAGE            AVERAGE
                       MARKET   DAILY    MARKET    DAILY    MARKET    DAILY
                       SHARE    SALES    SHARE     SALES    SHARE     SALES
                       ------  -------  --------  -------  --------  -------
                                   (AVERAGE SALES IN THOUSANDS)
The Daily Telegraph..  38%     1,065     39%      1,060     41%      1,040
The Times............  27        738     24         658     21         542
The Guardian.........  14        386     15         397     16         401
Financial Times......  11        299     11         295     11         292
The Independent......  10        272     11         294     11         291
                      ---      -----    ---       -----    ---      ------
                      100%     2,760    100%      2,704    100%      2,556
                      ===      =====    ===       =====    ===      ======

(1) Circulation is defined as average sales of a newspaper per issue, net of returns.
(2) Derived from the twelve-month average circulation and market share index information published by the Audit Bureau of Circulations Limited.


           CIRCULATION: MARKET SHARE AND AVERAGE DAILY SALES (1) (2)


                                         YEAR ENDED DECEMBER 31,
                        ----------------------------------------------------------
                             1996               1995                  1994
                        ---------------  -------------------  --------------------
                                AVERAGE              AVERAGE               AVERAGE
                        MARKET   DAILY     MARKET     DAILY     MARKET      DAILY
                        SHARE    SALES     SHARE      SALES      SHARE      SALES
                        ------  -------  ----------  -------  -----------  -------
                                       (AVERAGE SALES IN THOUSANDS)
The Sunday Times......  47%      1,313      46%       1,253       46%       1,237
The Sunday Telegraph..  26         724      25          683       24          650
Observer..............  16         453      17          463       18          493
The Independent on
  Sunday..............  11         296      12          327       12          323
                       ---       -----      --        -----      ---        -----
                       100%      2,786     100%       2,726      100%       2,703
                       ===       =====     ====       =====      ===        =====

(1) Circulation is defined as average sales of a newspaper per issue, net of returns.
(2) Derived from the twelve-month average circulation and market share index information published by Audit Bureau of Circulations Limited.

     SOURCES OF REVENUE. The following table sets forth the sources of revenue and their percentage of total revenues for The Telegraph (including its subsidiaries) during the past three years.


                                             YEAR ENDED DECEMBER 31,
                 -------------------------------------------------------------------------------
                        1996                          1995                        1994
                 -------------------       --------------------------    -----------------------
                                   (IN THOUSANDS OF BRITISH POUNDS STERLING)
Advertising....   pounds 177,780     62%     pounds 162,720     64%       pounds 150,930     60%
Circulation....          100,475     35              83,666     33                93,618     37
Other..........            9,863      3               8,440      3                 7,527      3
                         -------    ---           ---------    ---             ---------    ---
Total..........   pounds 288,118    100%     pounds 254,826    100%       pounds 252,075    100%
                         =======    ===           =========    ===             =========    ===

(1) Does not include revenues from Fairfax, Southam or joint venture printing companies.
(2) All financial data have been prepared in accordance with U.K. GAAP.

     ADVERTISING. Advertising is the largest source of revenue at The Telegraph, representing approximately 62% of newspaper revenue in 1996.
In 1996 the combined share of display advertising volume of The Daily Telegraph and The Sunday Telegraph in the quality newspaper sector was 23% with classified advertising's share 21%. These percentages are fairly consistent with prior years. Management believes that, because The Daily Telegraph is able to charge advertisers a premium rate over that of its competitors in the quality daily sector by virtue of the size of its readership, The Telegraph is able to achieve a higher market share in terms of revenue.

The rates charged by The Telegraph for display and classified advertisements are determined in part by the total number of people in the various demographic groupings who read each publication. Readership is measured by a continuous independent survey conducted for National Readership Surveys Limited ("NRS"). NRS estimates of readership are based upon the number of people responding to the NRS survey who report having read or looked at one or more issues of a given newspaper or magazine during a particular period.

     According to NRS, The Daily Telegraph's readers are primarily in the top three of the six socio-economic groups, collectively ABC1. The Daily Telegraph has a readership of almost 2.2 million ABC1 adults, the highest of any quality daily newspaper, and 494,000 more than its nearest competitor for the six month period ended December 31, 1996. Management believes The Daily Telegraph readership position is highly advantageous in attracting advertisers, thereby permitting it to charge higher advertising rates per page than its direct competitors. The Sunday Telegraph has seen ABC1 readership rise by 8% year on year. This represents 134,000 additional ABC1 readers. In combined socio-economic groups The Sunday Telegraph has grown by 13%, faster than any other national Sunday newspaper.

     The Telegraph's display advertising strengths are in the automobile and travel sections. Display advertising revenue grew to pounds 76.0 million in 1996 from pounds 74 million in 1995. Financial advertising markets grew by 15% in 1996 and The Daily Telegraph is holding its market leadership position in terms of volume, advertising revenues in this segment grew to pounds 14.5 million in 1996, compared with pounds 12.6 million in 1995.

     Advertising in the The Daily Telegraph's Saturday Magazine grew to pounds
20.7 million in 1996 from pounds 18.3 million in 1995, an increase of 13%. Advertising in The Sunday Telegraph Magazine, which was launched in September 1995, grew to pounds 6.0 million for the full year 1996 from pounds 2 million for the partial year 1995.

     The level of classified advertisements, especially recruitment advertisements, fluctuates with the economy. The Telegraph's revenue from this source increased to pounds 58.0 million in 1996, compared with pounds 52.0 million in 1995. The Telegraph's strategy with respect to classified advertising is to improve volume and yield in four sectors: recruitment, property, travel and automobiles. Recruitment advertising is the largest classified advertising category, representing about two-thirds of all classified advertising in terms of revenue.

     In common with other national newspapers in the United Kingdom, The Telegraph's newspapers compete for advertising revenue with other forms of media, particularly television, magazine, direct mail, posters and radio. In addition, total gross advertising expenditures, including financial, display and recruitment classified advertising, are affected by economic conditions in the United Kingdom.

     CIRCULATION. The target audience of The Telegraph's newspapers is generally conservative, middle and upper income readers, with an increased emphasis on gaining new younger readers. The editorial strengths of The Telegraph's newspapers provide national and international news, financial news and features and comprehensive sports coverage. Net circulation revenue for The Daily Telegraph and The Sunday Telegraph for the three years ended December 31, 1996 is set forth below:

                   NET NEWSPAPER CIRCULATION REVENUE (1) (2)


                                             YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------
                                     (IN MILLIONS OF BRITISH POUNDS STERLING)
                                1996                1995                   1994
                                ----                ----                   ----
The Daily Telegraph...... pounds 84.2   87  %  pounds 68.9    86  %   pounds 78.5    87  %
The Sunday Telegraph.....        12.1   13            10.8    14             11.5    13
                               ------  ---          ------   ---           ------   ---
Total.................... pounds 96.3  100  %  pounds 79.7   100  %   pounds 90.0   100  %
                               ======  ===          ======   ===           ======   ===
Proportion of The
  Telegraph's newspaper
  revenue................               35  %                 33  %                  37  %

(1) Net newspaper circulation revenue is shown as a proportion of The Telegraph's newspaper revenue, not total revenue.
(2)  All financial data have been prepared in accordance with U. K. GAAP.

     Between 1986 and 1993, The Telegraph's strategy was to enhance circulation revenue by increasing cover prices annually, at least in line with inflation, and generally before its competitors. Since Hollinger Inc. acquired control of The Telegraph in 1986, the cover price of The Daily Telegraph was increased from 25p to 48p for the weekday edition and to 70p for the Saturday edition. At the same time, the cover price of The Sunday Telegraph was increased from 40p to 70p. Aggregate newspaper circulation revenue for all of The Telegraph's publications increased during that period by 53% from pounds 74 million in 1988 to pounds 113.5 million in 1993, an important factor contributing to the relative stability of The Telegraph's operating revenue during that period.

     In September 1993, The Times, the principal competitor of The Daily Telegraph, reduced the cover price of its weekday edition from 45p to 30p and its Saturday edition from 50p to 40p. The Telegraph did not respond initially, but pursued a strategy of increasing its promotional activities, which proved successful in maintaining The Telegraph's circulation levels. However, the strategy failed to stem the growth in circulation of The Times. In order to protect The Daily Telegraph's market leadership and to secure its premium advertising position in the longer term, management of The Telegraph decided in June 1994 to reduce the cover price of its weekday edition from 48p to 30p.
The Times responded with a further reduction in the cover price of its weekday edition from 30p to 20p and its Saturday edition from 40p to 30p.

     In addition, The Telegraph launched a joint promotion involving the Saturday edition of The Daily Telegraph and The Sunday Telegraph, whereby readers could use a voucher to purchase both weekend titles for pounds 1.00 (later reduced to 80p) compared to a combined cover price of pounds 1.40. The strategy was to use its circulation dominance on Saturday to increase circulation of The Sunday Telegraph and place pressure on its competitors' weekend titles.

     On July 3, 1995, The Times increased the cover price on its weekday edition by 5p to 25p and The Telegraph immediately responded by increasing the cover price on its weekday edition 5p to 35p. The value of the discount voucher for The Sunday Telegraph was reduced from 60p to 40p. The Telegraph ended its voucher promotion in September 1995.

     On November 20, 1995, The Times increased the cover price on its weekday and Saturday editions by 5p to 30p per copy. The Telegraph responded by increasing the cover price of the weekday edition of The Daily Telegraph by 5p to 40p per copy. The price of the Saturday issue of The Daily Telegraph remained at 70p. Management believes that maintaining the weekday cover price difference of 10p per copy above that of The Times has not led to any significant erosion of its circulation levels.

     On June 3, 1996 The Times reduced the cover price of their Monday edition from 35p to 10p. In response, The Telegraph introduced vouchers to purchase the Monday edition of The Daily Telegraph for 10p on Monday June 10, 1996. These vouchers were printed in the Saturday and Sunday Telegraph and as a consequence of this activity The Telegraph's Monday circulation immediately increased by 3-4%.

     On October 8, 1996 the cover price of the Tuesday-Friday editions of The Daily Telegraph was increased by 5p to 45p. The Saturday edition cover price was increased by 5p to 75p. On the same date The Times increased the cover price of its Tuesday-Friday editions by 5p to 35p and the Saturday edition by 5p to 50p.

     In May 1996 The Telegraph introduced the first United Kingdom national advance purchase subscription program. This has proven successful in driving circulation increases although there has been some inevitable cannibalization of circulation revenues. By obtaining long term subscribers, The Telegraph expects to reduce its traditional promotional spending.

     OTHER PUBLICATIONS AND BUSINESS ENTERPRISES. The Telegraph is involved in several other publications and business enterprises, including The Spectator, The Weekly Telegraph, and the Electronic Telegraph. The Telegraph utilizes its brand in developing third party revenue opportunities including Reader Offers and Books Direct.

     EMPLOYEES AND LABOR RELATIONS. At March 17, 1997, The Telegraph and its subsidiaries employed 1,134 persons and the two joint venture printing companies employed an additional 987 persons in total. Collective agreements between The Telegraph and the trade unions representing certain portions of The Telegraph's workforce expired on June 30, 1990 and have not been renewed or replaced. The absence of such collective agreements has had no adverse effect on The Telegraph's operations and, in management's view, is unlikely to do so in the foreseeable future.

     The Telegraph's joint venture printing companies, West Ferry Printers and Trafford Park Printers, each have "in-house" collective agreements with the unions representing their employees and certain provisions of these collective agreements are incorporated into the employees' individual employment contracts. In contrast to the union agreements that prevailed on Fleet Street when Hollinger Inc. acquired control of the Telegraph, these collective agreements provide that there shall be flexibility in the duties carried out by union members and that staffing levels and the deployment of staff are the sole responsibility of management. Binding arbitration and joint labor-management standing committees are key features of each of the collective agreements.
These collective agreements may be terminated by either party by six months' prior written notice.

     There have been no strikes or general work stoppages involving employees of The Telegraph or the joint venture printing companies in the past five years. Management of The Telegraph believes that its relationships with its employees and the relationships of the joint venture printing companies with their employees are good.

     RAW MATERIALS. Newsprint represents the single largest raw material expense of The Telegraph's newspapers and, together with employee costs, is one of the most significant operating costs. Up to 144,000 metric tons are consumed annually and in 1996 the total cost was approximately pounds 69.2 million, or 25% of its newspaper revenues.

     Newsprint is ordinarily purchased by The Telegraph from eight to ten manufacturers and delivered to The Telegraph's joint venture printing companies, West Ferry Printers and Trafford Park Printers, from mills in Canada, Norway, Sweden, Finland and the United Kingdom. The Telegraph generally enters into fixed term contracts with its main suppliers for periods of six months or longer. The joint venture printing plants normally hold sufficient newsprint for three to four days' production. In addition, a further four to five weeks' requirements are generally available to each of the printing plants from the suppliers' stock held in the United Kingdom.

     The newsprint supply agreements that The Telegraph entered into for 1996 provided for delivery by individual suppliers of between 5,000 and 30,000 metric tons each. The price terms of a majority of supply contracts were fixed through the first six months of 1995 and were on average almost 15% higher than 1994. Newsprint manufacturers imposed a further price increase effective July 1, 1995 of approximately 30%. Prices varied widely during 1996. Following an approximately 9% increase on January 1, 1996, newsprint prices eased and two price reductions effective July 1, 1996 and then again on October 1, 1996 brought prices down overall by approximately 15% from the beginning of the year. Prices today are at a level similar to those paid in the second quarter of 1995.

     PRINTING. All copies of The Daily Telegraph and The Sunday Telegraph are printed by The Telegraph's two 50% owned joint venture printing companies, West Ferry Printers and Trafford Park Printers. The Telegraph has a very close involvement in the management of the joint venture companies and regards them as being important to The Telegraph's day-to-day operations. The magazine sections of the Saturday edition of The Daily Telegraph and of the Sunday Telegraph are printed under contract by external magazine printers.

     The managements of both joint venture printing companies continually seek to improve production performance. Major capital expenditures require the approval of the boards of directors of the joint venture partners. The presses used to print The Telegraph's newspapers were upgraded in 1992 by the addition of two color satellites for each press, enabling color to be printed on up to 12 pages of a 48 page newspaper on each print run. A further capital expenditure of around pounds 1 million was incurred in the addition of "balloon formers" to the presses. These permit The Telegraph's weekend newspapers to be printed in multiple sections.

     There is high utilization of the plants at West Ferry and Trafford Park Printers, with little spare capacity. At Trafford Park Printers, revenue earned from contract printing for third parties has a marginal effect on The Telegraph's printing costs. West Ferry Printers also undertakes some contract printing for third parties, which results in increased profitability. In April 1995 West Ferry Printers entered into a 13-year printing contract with Pearson plc, the media group that owns the Financial Times, to print the Financial Times' southern editions (160,000 copies) Monday to Saturday. Pearson plc closed its London printing plant that printed the Financial Times and one of this plant's two Rockwell Goss Headliner web-offset presses was sold along with ancillary equipment to West Ferry Printers for pounds 6 million in cash and pounds 3 million in redeemable preference shares of West Ferry Printers which are supported by guarantees of the joint venture partners. The press commenced printing The Financial Times in April 1996.

     In addition, following damage to its own printing plant as a result of a terrorist bomb in February 1996, The Guardian was printed as an emergency measure at West Ferry Printers. This developed into a long term arrangement whereby The Guardian closed its own press center and entered into a 12-year printing agreement with West Ferry Printers. As a result, news presses and ancillary equipment are being installed at a capital cost of over pounds 30 million.

     When the news presses are commissioned, West Ferry Printers will have eighteen presses, six of which are configured for The Telegraph's newspapers, eight will be used for the newspapers published by The Telegraph's joint venture partner, United News & Media plc, and the remaining four for contract printing customers, of which The Guardian and the Financial Times are the largest. Trafford Park Printers has four presses, two of which are used primarily for The Telegraph's newspapers.

     DISTRIBUTION. Since 1988, The Telegraph's newspapers have been distributed to wholesalers by truck under a contract with a subsidiary of TNT Express (UK) Limited. During 1996, The Daily Express, Daily Star, Financial Times, and the Guardian, which are all printed at West Ferry Printers in London, along with The Daily Telegraph and The Sunday Telegraph joined The Telegraph and were distributed to wholesalers on the same trucks. At Trafford Park Printers in Manchester, where The Daily Telegraph and The Sunday Telegraph and The Guardian are printed, a joint distribution service was arranged. The Telegraph's arrangements with wholesalers contain performance provisions to ensure minimum standards of copy availability while controlling the number of unsold copies.

     Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and The Telegraph's circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high casual (single copy) sales. In addition to casual sales, many retail news outlets offer home delivery services. In 1996 home deliveries accounted for 45% of sales of The Daily Telegraph and 40% of sales of The Sunday Telegraph.

     Historically, wholesalers and retailers have been paid commissions based on a percentage of the cover price. Prior to June 1994 when competitive pressures caused The Telegraph to reduce its cover price, wholesaler and retailer commissions amounted to approximately 34% of the then cover price. Notwithstanding the reduction of the cover price, the commissions paid were not reduced. In line with other national newspapers, The Telegraph has recently moved away from a commission paid on a percentage of cover price to a fixed price in pence per copy and has reduced the amount paid to wholesalers and retailers in terms of pence per copy.

     MANAGEMENT. The Telegraph's management consists of six executive directors: Conrad M. Black, Executive Chairman; Daniel W. Colson, Deputy-Chairman and Chief Executive; Jeremy W. Deedes, Managing Director; Christopher J. Haslum, Deputy Managing Director; Leonard M. Sanderson, Advertisement Director; and Anthony R. Hughes, Finance Director, together with one non-executive director, F. David Radler. Mr. Black is Chairman of the Board of Directors and Chief Executive Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of Hollinger Inc., and Chairman and a Director of Southam. Mr. Colson is a Director of the Company and Hollinger Inc., and a Director of Fairfax and Southam. Mr. Radler is President, Chief Operating Officer and a Director of the Company and Hollinger Inc. and a Director of Southam.

     ARTICLES OF ASSOCIATION. As a result of the minority buyout on July 31, 1996, The Telegraph was delisted from the London Stock Exchange and The Telegraph's articles of association were amended by special resolutions passed on July 26, July 31, August 5, and November 26, 1996. One of the principal changes was to dispense with the former requirements that a majority of the Board, or any committee thereof, be independent of Hollinger Inc.

     REGULATORY AND ENVIRONMENTAL MATTERS. United Kingdom companies are subject to various competition laws, including the Restrictive Trade Practices Act 1956-1976 (the "RTPA"), which requires the registration of certain restrictive or information-sharing agreements with the Office of Fair Trading and, under certain circumstances, prohibits such agreements. In common with other major newspaper publishers, The Telegraph has given undertakings in proceedings under the RTPA to the Restrictive Practices Court in respect of, among other things, both daily and Sunday papers. These undertakings include a general undertaking not to enter into any kind of agreement registrable under the RTPA of which particulars are not furnished to the Office of Fair Trading within the prescribed period. The Telegraph has also given a number of specific undertakings (concerning pricing, wholesaler discounts and other conditions upon which newspapers may be supplied) which prohibit the entering of agreements containing the restrictions specified in the undertakings or any agreements to the like effect. A breach of any of the undertakings may result in The Telegraph (and potentially any individuals involved) being held in contempt of court. The Telegraph has instituted procedures designed to ensure that all personnel in relevant managerial positions are required to acknowledge quarterly that they have been reminded of the requirements of the RTPA, the meaning and scope of the undertakings given, the necessity of obtaining legal advice in case of doubt and the consequences and seriousness of any breach. A code of conduct which contains this information has been circulated among relevant personnel.

     Special provisions of the Fair Trading Act 1973 apply to certain newspaper mergers (in addition to the general merger control system). In particular, where a proprietor of newspapers circulating in the United Kingdom acquires a controlling interest in a newspaper or newspaper assets such that total sales of all the newspapers concerned are 500,000 or more copies per day of publication, such transfer is unlawful and void unless made with the written consent of the Secretary of State for Trade and Industry. That consent can, with limited exceptions, be given only after a Monopolies and Mergers Commission investigation.

     The Telegraph and its joint venture printing companies, West Ferry Printers and Trafford Park Printers, in common with other newspaper publishers and printers, are subject to a wide range of environmental laws and regulations promulgated by United Kingdom and European authorities. These laws are becoming increasingly more stringent. Management of The Telegraph believes that compliance with these laws and regulations will not have a material adverse effect on The Telegraph.

     PRICE RANGE OF ORDINARY SHARES AND DIVIDENDS.  The ordinary shares of
The Telegraph were listed on the London Stock Exchange. The Telegraph was delisted from the London Stock Exchange as part of the buyout of the minority interest by the Company. The high and low closing prices for the ordinary shares of The Telegraph from January 1, 1996 to July 31, 1996 were pounds 5.69 ($8.88) and pounds 4.17 ($6.51) per share, respectively. The declaration and payment by The Telegraph of future dividends on its ordinary shares and the amount thereof will depend upon The Telegraph's results of operations, financial condition, cash requirements, restrictions imposed by its lenders, future prospects and other factors deemed relevant by the Board of Directors of The Telegraph.

CANADIAN NEWSPAPER GROUP

        The Company's Canadian Newspaper Group consists of its majority equity interest in Southam.


        Southam

        The Company indirectly has an approximate 50.7% interest in Southam. The results of Southam have been consolidated for the year ended December 31, 1996.

        BUSINESS OF SOUTHAM. Southam is a diversified publicly held enterprise with operations in two principal business segments: newspaper publishing (84.8% of Southam's consolidated revenue of Cnd.$1.1 billion in 1996) and business communications (15.2%).

        Southam is Canada's largest publisher of daily newspapers. In 1996, in three separate acquisitions Southam acquired 15 Canadian daily newspapers and related publications. Newspapers published by Southam (averaging 1,600,000 copies daily) account for approximately 31% of Canada's total daily newspaper circulation and include 32 daily newspapers. In addition Southam published 18 paid non-daily community newspapers and 40 free circulation publications with a combined circulation of approximately 1,700,000.

        Southam also provides communications and information services to business, government and the professions mainly in Canada and also in the United Sates including business magazines and tabloids in the automotive, trucking, construction, national resources, manufacturing and other markets.

        The following table sets forth the revenue mix for Southam for the three years ended December 31, 1996:

                                                    YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------
                                      1996                     1995                      1994
                                      ----                     ----                      ----
                                              (IN THOUSANDS OF CANADIAN DOLLARS)
        Newspapers            Cdn.$  928,845      85%   Cdn.$  846,262     83%   Cdn.$  809,471    67%
        Business Communications      166,805      15           176,083     17           166,700    14
        Book Retailing (1)                --      --                --     --           226,188    19
                                    --------     ---        ----------    ---        ----------   ---
             Total            Cdn.$1,095,650     100%   Cdn.$1,022,345    100%   Cdn.$1,202,359   100%
                                  ==========     ===        ===========   ===        ==========   ===

(1) Effective April 1, 1995, Southam sold its book retailing division to FICG Inc., the owner of SmithBooks. As part of the transaction, Southam received a minority interest in the common equity of FICG Inc., which was subsequently sold in 1996. Southam sold the last of its graphic business in early October 1995.

        ADVERTISING. Advertising revenues represented 77% of Southam's daily newspaper revenues in 1996 (daily newspapers represented 91% of total Southam newspaper group revenues in the year, with 9% derived from non-daily newspapers and other revenues). Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts. ROP, which represented 86% of total advertising revenues in 1996 is categorized as either retail, classified or national. The three categories represented 39%, 32% and pectively, of ROP advertising revenues in 1996.

        ROP advertising volume at Southam's daily newspapers in 1996 was 343.7 million lines, an increase of 8.7% over 1995. However, excluding acquisitions, linage was 1.6% less than the year earlier. All of the decline was experienced early in the year. Linage fell by 4.9% in the first quarter and 3.2% in the second three months but was ahead of prior year by .5% in each of the third and fourth quarter. Classified and national linage categories were both stronger than 1995 for the year but retail was weaker. On a same-paper basis, ROP advertising revenue was up 4.5% over 1995.

        CIRCULATION. Average circulation of Southam's daily newspapers in 1996 was 1.6 million copies. During the year, Southam acquired 15 daily papers, bringing the total number daily papers to 32 at December 31, 1996. On a same-paper basis, circulation revenues increased by 5.4% in 1996, although copies sold declined by 4.0%. Home delivery represents approximately 75% of daily newspapers sold and single copy sale account for 25%.

        BUSINESS COMMUNICATIONS. During 1996 Southam disposed of its construction data and consumer and trade show groups, which resulted in the decline in business communications revenues from 1995. For ongoing operations, revenues grew by 18% as demand for advertising in the group's various publications was very strong during 1996. In Canadian trade magazines, advertising pages were ahead of 1995 by 5.7%. U.S. truck traders volume increased by 10.9% and reflecting the buoyant mining industry, advertising linage in the Northern Miner Newspaper was up 19.4%.

        COMPETITION. The majority of Southam's revenues are from advertising. Advertising linage in the company's newspapers is affected by a variety of factors including competition from print and other media as well as general economic performance and the level of consumer confidence. Specific advertising segments such as real estate, automotive and help wanted will be significantly affected by local factors. Each one percent change in annual ROP linage in Southam's newspaper operations has a pre-tax earnings impact of approximately Cdn.$5 million.

        Southam's business communications operations are concentrated in a number of cyclical industries - construction, automotive, mining and forest products. Performance of these sectors will have a significant effect on profitability, particularly on advertising-based products in the trade magazine group.

        EMPLOYEES AND LABOR RELATIONS.   As of March 17, 1997, Southam had 6,411
full-time employees. Southam has approximately 100 union contracts in its newspaper operations. The percentage of unionized employees varies widely from paper to paper. For Southham's nine largest newspapers, which represent 71% of the total number of employees in the daily newspaper operations, approximately 63% of the workforce is unionized. As of March 17, 1997, seven union contracts had expired and were being renegotiated. A further 23 contracts will expire prior to December 31, 1997. With the large number of contracts being renegotiated every year, labor disruptions are always possible.

        RAW MATERIALS. The basic raw materials for newspapers is newsprint. Newsprint consumption in 1996 at the daily newspapers was 153,000 tons and newsprint costs represented approximately 16% of the daily newspaper revenues. On a same-paper basis, newsprint costs were higher than 1995 by Cdn.$5.8 million ($4.3 million). Consumption was down by 4.4% but the average cost per ton was up by 9.5% as a result of higher prices during the first part of the year. Southam does have access to adequate supplies to meet anticipated production needs.

        SOUTHAM RESTRUCTURING PLANS. In the last quarter of 1995, Southam took a pretax charge against its 1995 earnings of Cdn.$120.0 million ($88.1 million). Approximately Cdn.$40.0 million of the charge relates to the writedown of redundant assets at its Pacific Press facility and other non-recurring costs, with the remaining Cdn.$80 million relating to employee termination costs which will result in the elimination of 750 positions. At the end of 1996 Southam had almost 300 fewer employees in the newspaper operations than at the beginning of the year, exclusive of the impact of acquisitions.

        REGULATORY MATTERS. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a "cultural business" under the Investment Canada Act and consequently, any acquisition of control of Southam by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada.

        CONSTRAINED SHARE PROVISIONS. Southam is a constrained share corporation under the Canada Business Corporations Act. The general effects of its constrained share status are to restrict the holding or ownership of its shares by non-Canadians, either individually or in the aggregate, within limits set from time to time by the Board of Directors; to prevent the issue or transfer of its shares in circumstances where these limits would be exceeded; and to limit the voting rights attached to its shares in circumstances where these limits are exceeded. These provisions were enacted in order to ensure the ability of advertisers in Southam's newspapers and other periodicals to deduct, for Canadian income tax purposes, the cost of advertising in these publications.

        The Board of Directors of Southam determined that the "constrained class" includes: (1) individuals other than Canadian citizens and (ii) corporations that are controlled directly or indirectly by citizens or subjects of a country other than Canada. The Board of Directors also has determined that the maximum aggregate holdings of members of the constrained class will be 25% and that the maximum individual holdings of members of the constrained class will be 25%. Because the Company's indirect interest in Southam is held by a Canadian corporation which is controlled directly or indirectly by Mr. Conrad
M. Black, a Canadian citizen, Southam's constrained share provision should not restrict the Company's investment in Southam. Accordingly, so long as the Company's investment maintains its current structure, the Company would be free to make additional indirect investments in Southam.

        PRICE RANGE OF COMMON SHARES AND DIVIDENDS. The ordinary shares of Southam are listed on the Toronto and Montreal stock exchanges. The twelve month high and low closing sales prices for the ordinary shares of Southam on the Toronto Stock Exchange as of March 17, 1997 were Cdn.$22.15 ($16.35) and Cdn.$15.30 ($11.30), respectively. The closing price for the ordinary shares of Southam on March 17, 1997 was Cdn.$19.30 ($14.09). The payment and the level of future dividends will be determined by the Board of Directors of Southam based on considerations such as earnings from operations, capital requirements and the financial condition of Southam.

        RELATIONSHIP WITH THE COMPANY. The Company and Hollinger Inc. now directly own a combined 50.7% interest in Southam through Hollinger Canadian Publishing Holdings Inc., a New Brunswick holding company resulting from the amalgamation of Hollinger Eastern Publishing Inc. with another indirect subsidiary of the Company ("Hollinger Canadian Publishing"). Effective March
18, 1997, the Company completed an internal reorganization of its interest in Southam which previously had been held as follows: (i) 18.5% through HTH, a Canadian corporation which is jointly owned by two wholly owned subsidiaries of the Company, and 0.6% through such subsidiaries; (ii) 21.2% acquired from the Power Corporation of Canada held through Hollinger Canadian Publishing; and
(iii) 10.4% through a wholly owned subsidiary of FDTH as a result of the Southam share acquisition in December 1996. The Company's majority interest in Southam, is held by Hollinger Canadian Publishing in which Publishing and Hollinger Inc. own, directly or indirectly, the following interest;
(i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through its wholly-owned subsidary) own 50% of the voting preference shares which have only nominal equity value. In addition, the Company retains an indirect non-voting minority interest in common stock of an intermediate holding company owning Hollinger Canadian Publishing. It is anticipated that Hollinger Inc. will pledge its interest in Hollinger Canadian Publishing as collateral for bank financing arrangements of the Company and its subsidiaries.

        In connection with this internal reorganization, the Company substituted a direct pledge of Southam common shares owned by the Company representing approximately 8% of Southam's outstanding common shares for the current pledge of 50% of the HTH Shares under the Southam-Linked Debentures. HTH owns an 18.5% interest in Southam. Upon such substitution, the HTH Shares became free and clear of the pledge under the Southam-Linked Debenture. As a result, the Company's interest in Southam which is directly or indirectly subject to pledge under the Southam-Linked Debentures has been reduced from 18.5% to approximately 8%.

        As the holder of the Company's Series A preferred Stock Hollinger Inc.'s redemption rights were linked to the number of shares of HTH or Southam that at the time of exercise are free and clear of encumbrances. The Share Exchange Agreement entered into in connection with the 1995 Reorganization contained a covenant by Hollinger Inc. limiting the exercise of its redemption rights as the holder of the Series A Preferred Stock. The Share Exchange Agreement has been modified to reflect the substitution of the Southam common shares for the HTH Shares as collateral for the Southam-Linked Debentures. Hollinger Inc. is now contractually entitled to exercise its redemption rights under the Series A Preferred Stock proportionate to the number of such Southam common shares that became free of the pledge under the Southam-Linked Debentures. The Series A Preferred Stock has an aggregate redemption price of $79.2 million, of which up to approximately $45.0 million may be subject to redemption by Hollinger Inc. The Company expects that shares of the Series A Preferred Stock will be redeemed, to the fullest extent permissible, during 1997.

        Mr. Conrad M. Black, Chairman of the Board of Directors, Chief Executive Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of Hollinger Inc., Chairman and a Director of The Telegraph and a Director, is Chairman and a Director of Southam. Mr. F. David Radler is President and Chief Operating Officer and a Director of Hollinger Inc. and the Company and a Director of The Telegraph is a Director of Southam. Mr.Stephen A. Jarislowsky, a Director of The Telegraph, is a Director of Southam. Mr. J.A. Boultbee, Vice President and Chief Financial Officer of the Company and Vice President, Finance and Treasury of Hollinger, Inc., is a Director of Southam. Mrs. Barbara Amiel Black, Vice Editorial and Director of the Company and Hollinger Inc., is a Director of Southam.

     INTERNATIONAL INVESTMENTS

     FAIRFAX. On December 16, 1996, the Company announced that Daily Telegraph Holdings BV ("DTHBV"), a Dutch subsidiary of The Telegraph, had agreed conditionally to sell its 24.7% interest in Fairfax to three Australian subsidiaries of Brierly Investments Limited ("BIL") of New Zealand. The first tranche of the sale consisted of a 12.0% interest and was completed on December 20, 1996 for gross cash proceeds of A$254.8 million ($202.3 million). The second tranche consisted of a 7.9% interest, including seven million non-voting convertible debentures and was completed on January 10, 1997 for gross cash proceeds of A$192.2 million ($150.3 million). On January 10, 1997 the Company sold its remaining 4.8% interest in Fairfax to SNCFE Limited, a Hong Kong affiliate of Merrill Lynch & Co. for a promissory note. Gross cash proceeds of $113.5 million ($88.7 million) were received in settlement of the note on March 27, 1997. The gain on the sale of the second and third tranches will be recorded in 1997.

     BUSINESS OF FAIRFAX. Fairfax is one of Australia's largest publishing companies. Fairfax's main publications are the leading quality newspapers in Australia's two largest cities, The Sydney Morning Herald (circulation approximately 263,000) and The Age (Melbourne - circulation approximately 232,000) and Australia's only weekday business newspaper, The Australian Financial Review (national - circulation approximately 84,000). Fairfax also publishes a number of national and local newspapers and magazines, regional and community newspapers, and specialized investment and finance magazines.

     Fairfax derives the majority of its revenue from advertising, which accounted for approximately 72% of Fairfax's consolidated revenue in fiscal 1996, approximately 74% for 1995 and 73% for fiscal 1994 (years ending June
30). Both The Sydney Morning Herald and The Age are market leaders in their respective advertising markets. The Sydney Morning Herald, The Age and The Australian Financial Review all maintain a high percentage of upper income, well educated socioeconomic market typically targeted by advertisers. This readership profile is an integral part of Fairfax's strategy in maintain its share of classified and display advertising volumes in their respective markets.


     The following table sets forth the trading revenue mix for Fairfax for the three fiscal years ended June 30, 1996:


                              YEAR ENDED JUNE 30,
            -----------------------------------------------------
                  1996               1995              1994
            ---------------    ---------------    ---------------
                            (IN THOUSANDS OF AUSTRALIAN DOLLARS)
Newspapers A$809,519    81%   A$798,041    84%   A$716,265    85%
Magazines     89,170     9       80,534     9       76,661     9
Other         96,367    10       65,939     7       48,857     6
            --------   ---     --------   ---     --------   ---
Total      A$995,056   100%   A$944,514   100%   A$841,783   100%
            ========   ===     ========   ===     ========   ===

ITEM 2.  PROPERTIES

     The Company's management believes that its properties and equipment are in generally good condition, well-maintained, and adequate for current operations.

     UNITED STATES NEWSPAPER GROUP

     CHICAGO GROUP. The Chicago Group has eight operating and production facilities. All editorial, pre-press, press, marketing, sales, and administrative activities for the Chicago Sun-Times are conducted in a seven-story building owned by the Chicago Sun-Times. The circulation fleet is garaged and maintained in a separate three-story building. Mechanized insertion and pre-print storage occurs in a complex of seven single story buildings. The Company intends to replace these facilities with a new press facility, at an expected cost of approximately $100.0 million, to be operational in early 1999.

     Pioneer press utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Production activities occur in a leased building in a neighboring suburb.

     During 1996, Daily Southtown operated a significant portion of editorial, pre-press, press, marketing, sales and administrative activities out of four adjoining owned property sites totaling approximately 10 acres. Star Publications owns a two-story building in Chicago's south suburbs in which all but its pressroom operations are conducted. Star Publications' newspapers are printed by Daily Southtown. In February 1997 Star Publications and Daily Southtown moved to a new combined facility for editorial, pre-press, marketing sales and administrative activities. Production activities occur at a separate facility. Both facilities are located in Chicago's South suburbs.

     COMMUNITY GROUP. The Community Group has 163 operating and production facilities for its community publications in the United States, of which nine have been newly constructed by the Company since 1986. The group uses modern data processing equipment in its business management operations and in its typesetting. The group believes that all of its properties are in generally good condition, well maintained and adequate for their current operations. The group's operating and production facilities for its community publications are owned or leased by its subsidiaries, with approximately 158 being owned and the remaining 5 being leased for terms ranging from one to three years.

     The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York. Jerusalem Post also owns certain properties held for investment in Jerusalem.

     U.K. NEWSPAPER GROUP

     THE TELEGRAPH. The Telegraph occupies five floors of a tower on Canary Wharf in London's Docklands under a 25 year lease. Printing of The Telegraph's newspaper titles is carried out at fifty percent owned joint venture printing plants in London's Docklands and in Trafford Park, Manchester.

     CANADIAN NEWSPAPER GROUP

     SOUTHAM. Southam's newspapers and magazines are published at numerous facilities throughout Canada. Southam publishes predominantly all of its newspapers and performs all pre-press work on its magazines in facilities owned by Southam. Southam's magazines are printed at facilities owned by third parties. Southam is currently constructing a new production facility in Vancouver and has recently commissioned a new printing plant in Windsor, Ontario. Subject to the completion of the Vancouver plant in late 1997 and the conversion of a few remaining letterpress operations to web-offset, such facilities meet Southam's current needs and have ample capacity to meet anticipated future demands.

ITEM 3.  LEGAL PROCEEDINGS

     The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, defamation and invasion of privacy actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings with respect to employee terminations and other labor matters, environmental compliance, tax and other matters.

     Management believes that the outcome of any pending claims or proceedings will not have a material adverse effect on the Company taken as a whole. See
Note 17 to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages (as of March 17, 1997) of each of the Company's current executive officers, followed by a description of their principal occupations during the past five years and current directorships of public reporting companies and investment companies in the United States, Canada, the United Kingdom and Australia. Unless otherwise indicated, each of the executive officers has held his or her position with the Company, or a similar position with the Company, for at least the past five years.


                  Name                    Age             Position with the Company
----------------------------------------  ---  -----------------------------------------------
The Hon. Conrad M. Black,
P.C., O.C...............................  52   Chairman of the Board, Chief
                                               Executive Officer and Director
F. David Radler.........................  54   President, Chief Operating Officer and Director
J. A. Boultbee..........................  53   Vice President and Chief Financial Officer
Fredrick A. Creasey.....................  46   Group Corporate Controller
J. David Dodd...........................  53   Vice President of Publishing and Vice President
                                               and Chief Financial Officer of Southam
Barbara Amiel Black.....................  56   Vice President, Editorial and Director
Paul B. Healy...........................  33   Vice President, Corporate Development and
                                               Investor Relations
Kenneth L. Serota.......................  35   Vice President, Law & Finance, and Secretary
Daniel W. Colson........................  49   Chief Executive of The Telegraph and Director
Jerry J. Strader........................  60   President, American Publishing Company

     THE HON CONRAD M. BLACK, P.C., O.C., Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Black has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since October 25, 1995, and has served as a Director of the Company since 1985. Mr. Black served as Deputy Chairman of the Board of Directors of the Company from 1991 to October 25, 1995. Mr. Black has served for the past five years as the Chairman of the Board and Chief Executive Officer of Hollinger Inc. He currently serves as the Chairman and as a Director of The Telegraph, as a Chairman and as a Director of Southam, as Chairman of the Board, Chief Executive Officer and as a Director of Argus, as a Director of Brascan Limited and the Canadian
Imperial Bank of Commerce, all of which are public reporting companies in Canada, and as a Member of the Advisory Board of Gulfstream Aerospace Corporation.

     F. DAVID RADLER, President, Chief Operating Officer and Director. Mr. Radler has served as President and Chief Operating Officer of the Company since October 25, 1995 and a Director of the Company since 1984. Mr. Radler was Chairman of the Board of Directors of the Company from 1990 to October 25, 1995. Mr. Radler has served for the past five years as President and Chief Operating Officer and a Director of Hollinger Inc. He currently serves as a director of The Telegraph, and as a Director of Southam, Argus, Dominion Malting Limited, and West Fraser Timber Co. Ltd., all of which are Canadian public reporting companies.

     J. A. BOULTBEE, Vice President and Chief Financial Officer. Mr. Boultbee has served as Vice President and Chief Financial Officer of the Company since June 14, 1996, and as a Vice President of the Company since 1987.
Mr. Boultbee served as a Director of the Company from 1988 to October 25, 1995. Mr. Boultbee has served for the past five years as a Director and as the Vice-President, Finance and Treasury of Hollinger Inc. Mr. Boultbee also serves as a Director of Argus, Southam, Iamgold International African Mining Gold Corporation and Consolidated Enfield Corporation, which are Canadian public reporting companies.

     FREDRICK A. CREASEY, Group Corporate Controller. Mr. Creasey has served as Group Corporate Controller of the Company since June 14, 1996. Mr. Creasey also has served for the past five years as the Controller of Hollinger Inc.

     J. DAVID DODD, Vice President of Publishing and Vice President and Chief Financial Officer of Southam. Mr. Dodd has served as Vice President of the Company since October 25, 1995 and as Vice President and Chief Financial Officer of Southam since January 1997. He previously served as Executive Vice President and a Director of the Company from 1991 to October 25, 1995 and as Chief Financial Officer of the Company from 1994 to October 25, 1995. Mr. Dodd served as a Vice President of the Company from 1987 to 1991.

     BARBARA AMIEL BLACK, Vice President, Editorial and Director. Mrs. Black has served as Vice President, Editorial of the Company since September 1995 and as a director of the Company since February 1996. Mrs. Black is the wife of Mr. Conrad M. Black. Mrs. Black is currently a columnist for the Day Telegraph. After an extensive career in both on and off air television production, Mrs. Black was the editor of The Toronto Sun from 1982 to 1984, a columnist of The Times and The Sunday Times of London from 1986 to 1994 and a columnist of MacLean's magazine since 1976. Mrs. Black also serves as Vice President, Editorial and as a Director of Hollinger Inc. and as a Director of Southam and Jerusalem Post Publications Limited.

     PAUL B. HEALY, Vice President, Corporate Development and Investor Relations. Mr. Healy has served as Vice President, Corporate Development and Investor Relations of the Company since October 25, 1995. Mr. Healy was a Vice President of The Chase Manhattan Bank, N.A. for more than five years prior to October 1995, serving as a corporate finance specialist in the media and communications sector.

     KENNETH L. SEROTA, Vice President, Law & Finance and Secretary. Mr. Serota has served as Vice President, Law & Finance of the Company since June 14, 1996 and as Secretary of the Company since May 1995. He has served as Vice President since October 25, 1995. Mr. Serota served as Vice President, General Counsel and Secretary of Mama Tish's International Foods, a frozen dessert manufacturer, from June 1992 to March 1995. Mr. Serota was associated with Holleb & Coff, attorneys at law, from 1986 through June 1992.

     DANIEL W. COLSON, Chief Executive of The Telegraph and Director. Mr. Colson has served as a Director of the Company since February 1995. Mr. Colson served as Vice Chairman of The Telegraph from 1992 to 1995 and as Deputy Chairman of The Telegraph since 1995 and Chief Executive of The Telegraph since 1994. Prior thereto, Mr. Colson was a partner of Stikeman, Elliott, attorneys at law, for more than five years. Mr. Colson currently serves as a Director of Hollinger Inc., Southam and Argus, which are Canadian public reporting companies, as a Director of The Telegraph and as a Director of Fairfax.

     JERRY J. STRADER, President, American Publishing Company. Mr. Strader was appointed President of the Company's Community Newspaper Group (American Publishing Company) in February of 1996. He served as Senior Vice President of American Publishing Company from 1994 to 1996 and as a Regional Manager of American Publishing Company and as publisher of The Meridian Star, one of the Company's daily newspapers, since 1990.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol "HLR." At March 17, 1997 there were 69,565,754 shares of Class A Common Stock outstanding and held by approximately 200 holders of record and approximately 4,500 beneficial owners. The Class A Common Stock traded on the Nasdaq Stock Market from the Company's initial public offering on May 11, 1994 through January 15, 1996. On January 16, 1996, the Class A Common Stock was listed on the New York Stock Exchange. The Class B Common Stock of the Company is not publicly traded. As of March 17, 1997, 14,990,000 shares of Class B Common Stock were outstanding and owned by Hollinger Inc. In addition, the Company has issued 739,500 shares of its Series A Preferred Stock which are outstanding and owned by Hollinger Inc. and which are convertible into 5,655,719 shares of Class A Common Stock (as of March 17, 1997). The Company has issued 20,700,000 Preferred Redeemable Increased Dividend Equity Securities ("PRIDES"), each of which represents one-half share of the Company's Series B Preferred Stock, par value $.01 per share. The PRIDES are listed on the New York Stock Exchange and are held by one holder of record and approximately 2,700 beneficial owners.

     The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock, as reported by the Nasdaq Stock Market for the period from May 11, 1994 through January 15, 1996, and by the New York Stock Exchange Composite Transactions Tape for the period since January 16, 1996, and the cash dividends declared per share on the Class A Common Stock.



                             PRICE RANGE      CASH DIVIDENDS
                            ----------------      DECLARED
CALENDAR PERIOD              HIGH      LOW       PER SHARE
---------------             -------  -------   --------------
1995
First Quarter              $ 12.75     $9.25       $0.025
Second Quarter               10.50      9.25        0.025
Third Quarter                13.00      9.75        0.025
Fourth Quarter               13.00      9.75        0.025

1996
First Quarter              $ 12.375   $ 9.250     $ 0.10
Second Quarter               13.875    10.625       0.10
Third Quarter                12.625     9.125       0.10
Fourth Quarter               13.000    10.000       0.10

1997
First Quarter               $12.125    $9.75      $ 0.10
(through March 17, 1997)

     On March 17, 1997, the closing price of the Class A Common Stock was $10.25 per share.

     Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid. Since the third quarter of 1994 the Company has paid a quarterly dividend of $0.025 per share of Common Stock. The quarterly dividend was increased to $0.10 per share of Common Stock in the first quarter of 1996.

     As an international holding company, the Company's ability to declare and pay dividends in the future with respect to its Common Stock will be dependent, among other factors, upon its results of operations, financial condition and cash requirements, the ability of its United States and foreign subsidiaries (principally The Telegraph) to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in existing and future loan agreements, the prior payments of dividends to holders of PRIDES and Series A Preferred Stock, and other financing obligations to third parties relating to such United States or foreign subsidiaries or the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities.

ITEM 6.  SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            1996         1995         1994        1993       1992
                                        ------------  -----------  ----------  ----------  ---------
STATEMENT OF OPERATIONS DATA: (1) (2)
Operating Revenues:
Advertising                              $1,233,036    $ 635,560   $ 522,381   $ 316,640   $325,165
Circulation                                 474,079      262,670     245,218     217,608    233,416
Job Printing                                 50,623       49,198      27,675      25,044     22,066
Other                                       104,976       16,823      13,036      10,309     11,338
                                        -----------   ----------   ---------   ---------   --------
Total Operating Revenues                  1,862,714      964,251     808,310     569,601    591,985
Operating Costs and Expenses              1,600,461      844,738     690,118     447,262    473,368
Reorganization Expenses and Other            41,567        8,000          --          --         --
Depreciation and Amortization                92,853       52,388      45,200      34,545     35,226
                                        -----------   ----------   ---------   ---------   --------
Operating Income                            127,833       59,125      72,992      87,794     83,391
Interest Expense                            (98,875)     (43,189)    (32,593)    (26,264)   (27,167)
Equity in Earnings of Affiliates             12,037       14,410      35,896      13,476      6,382
Other Income, net (3)                        70,839       18,199      91,886      36,989     89,543
                                        -----------   ----------   ---------   ---------   --------
Earnings before income taxes, minority
    interest, cumulative effect of
    change in accounting for income taxes
    and extraordinary item                  111,834       48,545     168,181     111,995    152,149
Income Taxes                                 44,883       19,706      44,000      36,475     39,132
                                        -----------   ----------   ---------   ---------   --------
Earnings before minority interest,
    cumulative effect of change in
    accounting for income taxes and
    extraordinary item                       66,951       28,839     124,181      75,520    113,017
Minority Interest                            33,138       22,637      21,409      25,475     14,848
                                        -----------   ----------   ---------   ---------   --------
Earnings before cumulative effect of
    change in accounting for income
    taxes and extraordinary item             33,813        6,202     102,772      50,045     98,169
Cumulative effect of change in
    accounting for income taxes                  --           --          --     (24,256)        --
Extraordinary loss on debt
    extinguishments                          (2,150)          --          --          --         --
                                        -----------   ----------   ---------   ---------   --------
Net Earnings                             $   31,663    $   6,202   $ 102,772   $  25,789   $ 98,169
                                        ===========   ==========   =========   =========   ========
Net Earnings per Common Share            $     0.37    $    0.11   $    1.90   $    0.53   $   2.02
                                        ===========   ==========   =========   =========   ========
Average Number of Common Shares
    Outstanding                              82,799       56,956      53,980      48,601     48,601
                                        ===========   ==========   =========   =========   ========
BALANCE SHEET DATA: (4)
    Working Capital (deficit)            $ (432,411)   $(124,175)  $ (10,621)  $ (58,793)  $ 58,259
    Total Assets (5)                      3,189,088    1,570,105   1,463,755   1,034,155    748,843
    Minority Interest                       109,943       97,298     109,518      79,290     64,039
    Total Long-Term Debt                    710,548      473,786     473,521     374,496    281,783
    Redeemable Preferred Stock              605,579      306,452     204,101     206,846    208,767
    Total Stockholders' Equity (6)          753,839      295,244     303,469     111,664     72,907

                                               YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     1996       1995      1994      1993      1992
                                  ----------  --------  --------  --------  --------
SEGMENT DATA:
Operating Revenues:
  United States Newspaper Group   $  607,372  $559,213  $422,067  $185,043  $173,219
  U.K. Newspaper Group               451,902   405,038   386,243   384,558   418,766
  Canadian Newspaper Group           803,440      -         -         -         -
                                  ----------  --------  --------  --------  --------
Total Operating Revenues          $1,862,714  $964,251  $808,310  $569,601  $591,985
                                  ==========  ========  ========  ========  ========
Operating Income:
  United States Newspaper Group   $   63,881  $ 32,125  $ 39,039  $ 18,069  $ 11,778
  U.K. Newspaper Group                 1,601    27,000    33,953    69,725    71,613
  Canadian Newspaper Group            62,351      -         -         -         -
                                  ----------  --------  --------  --------  --------
Total Operating Income            $  127,833  $ 59,125  $ 72,992  $ 87,794  $ 83,391
                                  ==========  ========  ========  ========  ========
EBITDA (7)
  United States Newspaper Group   $  106,707  $ 74,139  $ 74,885  $ 43,582  $ 38,386
  U.K. Newspaper Group                15,918    37,374    43,307    87,208    99,421
  Canadian Newspaper Group            98,061      -         -         -         -
                                  ----------  --------  --------  --------  --------
Total EBITDA                      $  220,686  $111,513  $118,192  $130,790  $137,807
                                  ==========  ========  ========  ========  ========

(1) The financial data presented above is derived from the Consolidated Financial Statements of the Company. Such financial statements include the accounts of The Telegraph on an "as-if" pooling-of-interests basis.

(2) The statement of operations data include data for Jerusalem Post for all periods presented, data for Chicago Sun-Times from the date of its acquisition by the Company on March 31, 1994 and data for the Daily Southtown from January 1, 1995.

(3) Other income, net includes the gain on sale of the Fairfax interest, the gain on the sale of The Telegraph shares, gain on dilution of Fairfax interest, gain on the sale of marketable securities, and issuance costs of subsidiaries' redeemable preferred stock and foreign currency gain (loss).

(4) The balance sheet data include The Telegraph and Jerusalem Post for all periods presented, the Chicago Sun-Times and Daily Southtown as at December 31, 1994 and thereafter. Long-term debt does not include intercompany indebtedness owed to Hollinger Inc.

(5) Includes intangible assets, net of accumulated amortization, which amounted to $1,497,000 at December 31, 1996 and $529,694,000 at December 31, 1995.
     Such intangible assets consist of the value of acquired subscriber and advertiser lists, noncompetition agreements, archives and goodwill. The amortization periods for intangible assets do not exceed 40 years.

(6)  See Consolidated Statements of Stockholders' Equity.

(7) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and certain other income items. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt, due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net earnings, but have not affected EBITDA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

OVERVIEW

         The Company's business is concentrated in the publication of newspapers in the United States, Canada, United Kingdom, and Israel. Its revenues are derived principally from advertising, paid circulation and, to a lesser extent, job printing. Approximately 33% of the Company's total operating revenues in 1996 were attributable to the United States Newspaper Group, approximately 24% were attributable to its U.K. Newspaper Group, and 43% from its Canadian Newspaper Group. The Company's United States Newspaper Group consists of the Chicago Group (comprised of the Chicago Sun-Times and suburban newspapers in the Chicago metropolitan area) and the Community Group, which includes Jerusalem Post. The Company's U.K. Newspaper Group consists of the operations of The Telegraph, its subsidiaries and two joint venture printing companies. The Canadian Newspaper Group consists of the Company's majority investment in Southam.

         The Company's revenues have grown substantially since the beginning of 1986, principally through acquisitions. Over that period, the Company acquired The Telegraph, a majority interest in which was acquired by Hollinger Inc. in 1986; Jerusalem Post, which was acquired by Hollinger Inc. in 1989; Chicago Sun-Times, 61 related newspapers and Daily Southtown, which were acquired by the Company in 1994; 19 daily newspapers, which were acquired by the Company from Thomson Newspapers Corporation ("Thomson") in 1995 and 1996; and 82 other paid daily community newspapers, together with related publications, net of dispositions, acquired in numerous transactions over the past eleven years, and majority control of Southam which was acquired by Hollinger Inc. and the Company during the period 1993 to the present time.

         The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interest in The Telegraph was 100.0%, 64.0%, and 58.6% and in Southam was 50.7%, 19.4%, and 19.4% at December 31, 1996, 1995, and 1994, respectively. Investments in less than majority-owned affiliated companies, including Fairfax and printing joint ventures are accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated on consolidation.

SIGNIFICANT 1996 TRANSACTIONS

         1996 was a year of significant expansion for the Company, both in terms of its market capitalization and underlying asset base. The Company completed four public offerings of its securities which raised in excess of $685 million in net proceeds, acquired all the outstanding shares of The Telegraph, acquired majority control of Southam, sold its interest in Fairfax, completed the framework for expedited future capital raising and completed numerous other acquisitions and dispositions of community newspapers.

In February 1996, the Company sold 16,100,000 shares of Class A Common Stock, at $9.25 per share and $250,000,000 principal amount of 9 1/4% Subordinated Notes due 2006. Combined net proceeds of $384.6 million were used to repay short-term and long-term bank loans, and short-term debt due to Hollinger Inc. of $20.8 million.

         In a series of transactions occurring in early August 1996, the Company sold 11,500,000 shares of Class A Common Stock at a price of $9.75 per share and 20,700,000 9-3/4% Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") at a price of $9.75 per PRIDES. The combined net proceeds of these sales of $301.1 million were used in the acquisition of the Telegraph shares, to paydown Telegraph indebtedness and to pay transaction costs.

         The PRIDES are depository shares representing one-half share of Series B Convertible Preferred Stock of the Company that will mandatorily convert on the mandatory conversion date of August 1, 2000 into one share of Class A Common Stock and the right to receive an amount in cash equal to all accrued and unpaid dividends thereon, unless either previously redeemed by the Company or converted at the option of the holder. The PRIDES will pay cumulative quarterly dividends at a rate of 9.75% per annum (equivalent to $0.9506 per PRIDES) and will have an aggregate liquidation preference equal to their price plus any accrued and unpaid dividends thereon.

         On July 31, 1996 the Company acquired all of the outstanding ordinary shares of The Telegraph which it did not already own. The purchase price for the shares was pound 5.60 ($8.68) per share, plus a special cash dividend of 10p ($0.15) per share. The total consideration paid by the Company, including the special dividend paid to holders of Telegraph minority shares and the net amount payable in respect of outstanding Telegraph options, was approximately $455.1 million. The acquisition was effected by means of a "Scheme of Arrangement" under Section 425 of the Companies Act of 1985 of Great Britain.
As a result, The Telegraph became an indirect wholly owned subsidiary of the Company. On the same date, The Telegraph changed its name to the Telegraph Group Limited and canceled its listing on the London Stock Exchange.

         On May 24, 1996 the Company acquired from Power Corporation of Canada ("Power"), 16,349,743 common shares of Southam representing approximately 21.5% of Southam's then outstanding common shares, for an aggregate consideration of Cdn.$294.3 million ($214.1 million). The acquisition was financed through a short-term facility with a Canadian chartered bank. On December 11, 1996, the Company purchased an additional 8,000,300 shares of Southam representing approximately 10.4% of Southam s then outstanding common shares for an aggregate consideration of Cdn.$160.0 million ($117.4 million). The acquisition was financed through short term bank facilities and working capital. The 1996 acquisitions increased the Company's indirect equity interest in Southam to 50.7%. The accounts of Southam have been consolidated in the 1996 financial statements for the entire year. Southam has been accounted for using the equity method in the 1994 and 1995 consolidated financial statements.

         On December 16, 1996, the Company announced that Daily Telegraph Holdings BV ("DTH BV"), a Dutch subsidiary of The Telegraph, had agreed conditionally to sell its 24.7% interest in Fairfax to three Australian subsidiaries of Brierley Investments Limited ("BIL") of New Zealand. The first tranche of the sale consisted of a 12.0% interest and was completed on December 20, 1996 for gross cash proceeds of A$254.8 million ($202.3 million). The sale of the first tranche resulted in a gain before income taxes of $53.5 million. The second tranche consisted of a 7.9% interest including seven million non-voting convertible debentures and was completed on January 10, 1997 for gross cash proceeds of A$192.2 million ($150.3 million). Also on January 10, 1997 the Company sold its remaining 4.8% interest in Fairfax to SNCFE Limited, a Hong Kong affiliate of Merrill Lynch & Co. for a promissory note of A$105.9 million ($82.8 million). The promissory note is secured by the 4.8% interest in the ordinary shares of Fairfax that were sold. The promissory note was to be paid in cash or by redelivery of the Fairfax shares and matures on the earliest of (i) March 1, 1997, (ii) three days after the date of an extraordinary meeting of the shareholders of Fairfax called by BIL, or (iii) the date the purchaser disposes of any shares of Fairfax so acquired. On February 21, 1997 BIL called an extraordinary meeting of shareholders to request approval for its purchase of the remaining 4.8% of Fairfax ordinary shares secured by the promissory note. The approval was denied. Subsequently, the Company and SNCFE Limited agreed to extend the terms of the promissory note to mature on the earliest of (i) of April 6, 1997 or (ii) the date the purchaser disposes of any shares of Fairfax so acquired. Total gross proceeds from the entire sale are expected to approximate A$552.9 million ($435.4 million). The sale of the second tranche will be recorded in 1997 with the sale of the third tranche reflected in the period such sale is consummated. At December 31, 1996, the remaining interest in Fairfax held by The Telegraph was 12.7%.

         On September 20, 1995, October 3, 1995 and October 16, 1995, the Company consummated three separate agreements resulting in the acquisition of a total of 16 United States daily newspapers and related publications from Thomson Newspapers for approximately $95.0 million. These acquisitions were financed through the Company's then existing credit facility and new interim bank arrangements entered into on September 28, 1995. On April 30, 1996, the Company completed a trade with Garden States Newspapers, Inc. The Company acquired the Tribune-Democrat in Johnstown, Pennsylvania in exchange for six small daily newspapers, several weekly newspapers and $31.4 million in cash.
On December 16, 1996, the Company completed an exchange of newspaper assets with Thomson Newspapers Inc. and Cox Newspapers Inc. through which the Company acquired the Mount Vernon Register News in Mount Vernon, Illinois, the Enid News in Enid, Oklahoma, and the Herald-Palladium in St. Joseph/Benton Harbor, Michigan and related publications in exchange for four daily newspapers in Indiana, a daily newspaper in Texas, related publications and approximately $32.4 million in cash.

         On December 2, 1996, the Company announced that it and Publishing filed universal shelf registration statements with the Securities and Exchange Commission with respect to an unspecified number of debt, convertible and equity securities of the Company up to a maximum issue price of $800.0 million and an unspecified number of debt and convertible securities of Publishing which are exchangeable or convertible into shares or securities of the Company or its affiliates up to a maximum of $500.0 million. The securities may be offered separately or together (or in combination) and as separate series, in any case in amount, at prices and on terms to be determined at the time of sale. The securities may be sold directly, through agents designated from time to time or to or through underwriters or dealers.

SUBSEQUENT EVENTS

         REORGANIZATION OF CANADIAN NEWSPAPER INTERESTS. On January 7, 1997 the Boards of Directors of the Company and Hollinger Inc. announced that they had reached an agreement in principle for the transfer by Hollinger Inc. of certain of its owned Canadian publishing interests directly or indirectly to a subsidiary of the Company (the "Hollinger Inc. Transaction"), including (a) certain newspaper assets located mainly in Ontario, including 12 daily and seven non-daily newspapers, (b) certain newspaper assets located mainly in Saskatchewan, including two daily and eight non-daily newspapers, (c) certain newspaper assets located mainly in British Columbia, including nine daily and 19 non-daily newspapers, and (d) UniMedia Inc., including three daily and 15 non-daily newspapers in Quebec, for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million), subject to working capital adjustments and currency exchange adjustments. The purchase price, all of which will be payable to Hollinger Inc., is proposed to be satisfied in cash in the amount of $250.0 million, by the issuance of a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES issued by the Company in August 1996 having a face value of approximately $90.0 million, and by the issuance of Class A Common Stock of the Company to Hollinger Inc. having a nominal agreed value of approximately $42.0 million.

         1997 OFFERINGS. On March 4, 1997, Publishing filed both a Preliminary Prospectus and a Preliminary Prospectus Supplement offering $200 million of
Senior Notes due 2005 (the "Senior Notes") and $200 million     of Senior
Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, closing on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

         The Senior Notes are unsecured and senior obligations of Publishing and rank pari-passu with all other senior indebtedness of Publishing including Publishing's bank credit facilities, mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9 1/4% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock.

         Publishing and its restricted subsidiaries utilized the proceeds of the se offerings to repay the Amended Publishing Credit Facility, the FDTH Credit Facility and the Southam Credit Facility, to prepay the redeemable preference shares of DTH and FDTH and for general working capital purposes.

         The following table sets forth, for the periods indicated, certain items included in the Company's Consolidated Statements of Operations.

                                            Year Ended December 31,
                                      ----------------------------------
                                         1996        1995        1994
                                      ----------   ---------   ---------
                                          (dollar amounts in thousands)
Operating revenues:
     United States Newspaper Group    $  607,372   $ 559,213   $ 422,067
     U.K. Newspaper Group                451,902     405,038     386,243
     Canadian Newspaper Group            803,440           -           -
                                      ----------   ---------   ---------
Total operating revenue               $1,862,714   $ 964,251   $ 808,310
                                      ==========   =========   =========

Operating income: (4)
     United States Newspaper Group    $   63,881   $  32,125   $  39,039
     U.K. Newspaper Group                  1,601      27,000      33,953
     Canadian Newspaper Group             62,351           -           -
Total operating income                ----------   ---------   ---------
                                      $  127,833   $  59,125   $  72,992
                                      ==========   =========   =========

EBITDA: (2)
     United States Newspaper Group    $  106,707   $  74,139   $  74,885
     U.K. Newspaper Group                 15,918      37,374      43,307
     Canadian Newspaper Group             98,061           -           -
                                      ----------   ---------   ---------
Total EBITDA                          $  220,686   $ 111,513   $ 118,192
                                      ==========   =========   =========

                                             PERCENTAGE RELATIONSHIPS
                                               Year Ended December 31,
                                      ----------------------------------
                                          1996         1995        1994
                                      -----------  ----------  ---------
Operating revenues:
     United States Newspaper Group         32.61%      57.99%      52.22%
     U.K. Newspaper Group                  24.26%      42.01%      47.78%
     Canadian Newspaper Group              43.13%          -           -
                                      -----------  ----------  ---------
Total operating revenue                   100.00%     100.00%     100.00%
                                      ==========   ==========  =========

Operating income:
     United States Newspaper Group         49.97%      54.33%      53.48%
     U.K. Newspaper Group                   1.25%      45.67%      46.52%
     Canadian Newspaper Group              48.78%          -           -
                                      ----------   ---------    --------
Total operating income                    100.00%     100.00%     100.00%
                                      ==========   =========    ========

EBITDA Margin:(3)
     United States Newspaper Group         17.57%      13.26%      17.74%
     U.K. Newspaper Group                   3.52%       9.23%      11.21%
     Canadian Newspaper Group              12.21%          -           -
Total EBITDA                               11.85%      11.57%      14.62%

EBITDA:
     United States Newspaper Group         48.35%      66.48%      63.36%
     U.K. Newspaper Group                   7.21%      33.52%      36.64%
     Canadian Newspaper Group              44.44%          -           -
                                      ----------   ---------    --------
Total EBITDA                              100.00%     100.00%     100.00%
                                      ==========   =========    ========

(Footnotes following tables)

         The following table sets forth, for the periods indicated, certain items included in the Company's Consolidated Statements of Operations.

                                                              Year Ended December 31,
                                                       ------------------------------------------
                                                         1996             1995              1994
                                                       --------         ---------         --------
                                                               (dollar amounts in thousands)
United States Newspaper Group
     Operating revenues:
         Advertising                                   $403,328          $372,597         $286,619
         Circulation                                    145,268           129,685          101,982
         Job printing and other                          58,776            56,932           33,466
                                                       --------         ---------         --------
     Total operating revenues                           607,372           559,214          422,067
                                                       --------         ---------         --------

     Operating costs
         Newsprint                                      109,045           101,748           64,438
         Compensation costs                             218,832           197,319          184,992
         Other operating costs                          172,788           178,008           97,752
         Reorganization expenses and other                    -             8,000                -
         Depreciation and amortization                   42,826            42,014           35,846
                                                       --------         ---------         --------
     Total operating costs                              543,491           527,089          383,028
                                                       --------         ---------         --------
     Operating income                                  $ 63,881          $ 32,125         $ 39,039
                                                       ========         =========         ========
U.K. Newspaper Group
     Operating revenues:
         Advertising                                   $278,156          $262,963         $235,762
         Circulation                                    158,220           132,985          143,236
         Job printing and other                          15,526             9,089            7,245
                                                       --------         ---------         --------
     Total operating revenues                           451,902           405,037          386,243
                                                       --------         ---------         --------

     Operating costs
         Newsprint                                      101,259            87,648           65,646
         Compensation costs                              76,892            74,216           71,777
         Other operating costs                          225,506           205,799          205,513
         Reorganization expenses and other               32,327                 -                -
         Depreciation and amortization                   14,317            10,374            9,354
                                                       --------         ---------         --------
     Total operating costs                              450,301           378,037          352,290
                                                       --------         ---------         --------
     Operating income                                  $  1,601          $ 27,000         $ 33,953
                                                       ========         =========         ========

Canadian Newspaper Group
     Operating revenues:
         Advertising                                   $551,552                -                 -
         Circulation                                    170,591                -                 -
         Job printing and other                          81,297                -                 -
                                                       --------         ---------         --------
     Total operating revenues                           803,440                -                 -
                                                       --------         ---------         --------

     Operating costs
         Newsprint                                      105,888                -                 -
         Compensation costs                             352,678                -                 -
         Other operating costs                          237,573                -                 -
         Reorganization expenses and other                9,240                -                 -
         Depreciation and amortization                   35,710                -                 -
                                                       --------         ---------         --------
     Total operating costs                              741,089                -                 -
                                                       --------         ---------         --------
     Operating income                                  $ 62,351         $      -         $       -
                                                       ========         =========         ========


(Footnotes following tables)

         The following table sets forth, for the periods indicated, the percentage relationships for certain items included in the Company's Consolidated Statements of Operations.

                                                               PERCENTAGE RELATIONSHIPS
                                                                Year Ended December 31,
                                                      ----------------------------------------------
                                                       1996               1995                1994
                                                      -------            -------             -------
United States Newspaper Group
     Operating revenues:
         Advertising                                   66.40%             66.63%              67.91%
         Circulation                                   23.92%             23.19%              24.16%
         Job printing and other                         9.68%             10.18%               7.93%
                                                      -------            -------             -------
     Total operating revenues                         100.00%            100.00%             100.00%
                                                      -------            -------             -------
     Operating costs: (1)
         Newsprint                                     17.95%             18.20%              15.27%
         Compensation costs                            36.03%             35.29%              43.83%
         Other operating costs                         28.45%             31.83%              23.16%
         Reorganization expenses and other                  -              1.43%                   -
         Depreciation and amortization                  7.05%              7.51%               8.49%
                                                      -------            -------             -------
     Total operating costs                             89.48%             94.26%              90.75%
                                                      -------            -------             -------
     Operating income (1)                              10.52%              5.74%               9.25%
                                                      =======            =======             =======

U.K. Newspaper Group
     Operating revenues:
         Advertising                                   61.55%             64.93%              61.04%
         Circulation                                   35.01%             32.83%              37.08%
         Job printing and other                         3.44%              2.24%               1.88%
                                                      -------            -------             -------
     Total operating revenues                         100.00%            100.00%             100.00%
                                                      -------            -------             -------
     Operating costs: (1)
         Newsprint                                     22.41%             21.64%              17.00%
         Compensation costs                            17.02%             18.32%              18.58%
         Other operating costs                         49.90%             50.81%              53.21%
         Reorganization expenses and other              7.15%                 -                   -
         Depreciation and amortization                  3.17%              2.56%               2.42%
                                                      -------            -------             -------
     Total operating costs                             99.65%             93.33%              91.21%
                                                      -------            -------             -------
     Operating income (1)                               0.35%              6.67%               8.79%
                                                      =======            =======             =======

Canadian Newspaper Group
     Operating revenues:
         Advertising                                   68.65%                 -                   -
         Circulation                                   21.23%                 -                   -
         Job printing and other                        10.12%                 -                   -
                                                      -------            -------             -------
     Total operating revenues                         100.00%                 -                   -
                                                      -------            -------             -------

     Operating costs: (1)
         Newsprint                                     13.18%                 -                   -
         Compensation costs                            43.90%                 -                   -
         Other operating costs                         29.57%                 -                   -
         Reorganization expenses and other              1.15%                 -                   -
         Depreciation and amortization                  4.44%                 -                   -
                                                      -------            -------             -------
     Total operating costs                             92.24%                 -                   -
                                                      -------            -------             -------
     Operating income (1)                               7.76%                 -                   -
                                                      =======            =======             =======


(1)      Expressed as a percentage of related revenues.
(2) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and certain other income items. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net income, but have not affected EBITDA.
(3)      EBITDA Margin represents EBITDA divided by related operating revenues.
(4)      Includes allocation of corporate expenses.

RESULTS OF OPERATIONS

         1996 COMPARED WITH 1995

         NET EARNINGS. The Company had net earnings of $31.7 million in 1996, compared with net earnings of $6.2 million in 1995. Net earnings per share were $0.37 per share in 1996, compared with $0.11 per share in 1995. Earnings in 1996 and 1995 include several significant infrequently occurring items.
The after tax, after minority interest impact of such items in 1996 was as follows: a charge of $21.7 million for costs related to a unique direct subscription campaign at the Telegraph discussed more fully below under "U.K. Newspaper Group"; a charge of $4.8 million in respect of severance payments at Southam, the Telegraph and Fairfax; a charge of $10.0 million in respect of finance costs including $2.2 million disclosed as an extraordinary charge; a charge of $2.8 million representing the write-off of the carrying value of fixed assets and certain investments at Southam; a $1.2 million loss on dilution of the investment in Southam; a gain on sale of the Fairfax interest of $40.0 million and a $9.6 million gain on sale of assets. The after tax after minority interest impact of such items in 1995 was as follows: restructuring costs and a loss on discontinued operations at Southam totaling $10.7 million; a charge in respect of reorganization expenses of $4.8 million; a charge in respect of severance payments at the Telegraph and Fairfax of $1.6 million and a $4.7 million gain on sale of marketable securities. Excluding these items, the Company would have reported net earnings of $0.26 per share in 1996, compared with $0.32 per share in 1995.

         OPERATING INCOME. Operating income increased $68.7 million to $127.8 million in 1996 from $59.1 million in 1995. Of the increase, $62.4 million relates to operating income of Southam. The operating income of The Telegraph declined by $25.4 million to $1.6 million in 1996, from $27.0 million in 1995, caused principally by the $32.3 million of costs for the direct subscription campaign. The United States Newspaper Group's operating income increased $31.8 million to $63.9 million from $32.1 million, due to decreasing newsprint prices at the Chicago Group, improved results at Community Group operations owned throughout both years and income contributed by newspapers acquired at the Community Group. The Chicago Group experienced an increase of $8.4 million to $16.7 million, from approximately $8.3 million, caused largely by a decrease in newsprint costs and overall cost controls.

         OPERATING REVENUES. Operating revenues increased $898.4 million from $964.3 million in 1995 to $1,862.7 million in 1996. Of the increase $803.4 million is attributable to revenues from Southam. Advertising revenues increased $597.4 million from $635.6 million to $1,233.0 million, of which $551.6 million is attributable to advertising revenues of Southam. Circulation revenues increased $211.4 million of which $170.6 million related to circulation revenues of Southam.

         OPERATING EXPENSES. Total operating expenses increased $829.8 million from $905.1 million in 1995 to $1,743.9 million in 1996. The increase in operating expenses without the inclusion of $741.1 million operating expense from Southam was $88.7 million. Newsprint expense for the United States Newspaper Group and the U.K. Newspaper Group increased by 11.0% from the prior year. Acquisitions at the Community Group added $8.0 million to newsprint expense. Even though newsprint prices began declining in 1996 the effects were not realized until the second quarter in the United States and the fourth quarter of 1996 in the United Kingdom. Compensation costs increased $376.9 million from $271.5 million in 1995 to $648.4 million in 1996. Compensation costs at Southam were $352.7 million for 1996. Other operating expenses, excluding special charges, increased by $252.1 million from $383.8 million in 1995 to $635.9 million in 1996. The increase in other operating expenses was $14.5 million excluding $237.6 million of other operating expenses at Southam. Depreciation and amortization increased $40.5 million from $52.4 million in 1995 to $92.9 million in 1996. The increase in depreciation and amortization was $4.8 million excluding depreciation and amortization at Southam.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates decreased $2.4 million from $14.4 million in 1995 to $12.0 million in 1996. In December 1996, the Company announced the sale in three tranches of its interest in Fairfax. The first tranche was sold in December 1996 resulting in proceeds of $202.3 million and a gain recognized of $53.5 million. Proceeds of $150.3 million from the second tranche were received in January 1997. The remaining 4.8% of Farifax was also sold in January 1997 but receipt of cash proceeds from this sale will be delayed until the buyer, a merchant bank, realizes on the shares or alternate arrangements can be made. The 1996 equity earnings were $12.0 million and include Fairfax up to the date of sale and the Chicago joint venture. The results of Southam were consolidated for the year ended December 31, 1996. The 1995 results include the Company's shares of equity in earnings for Fairfax, Southam and the joint venture. Excluding Southam from the 1995 results, equity in earnings would have been $25.4 million. Equity in earnings of Fairfax decreased $13.5 million primarily due to higher deprecation and interest costs related to the new production plant in Sydney and weakness in the Australian economy.

         OTHER INCOME. Other income of $58.2 million in 1996 consisted mostly of the gain on sale of Fairfax interest of $53.5 million, the gain on sale of some U.S. community newspapers of $17.9 million and the write-off of fixed assets and other investments at Southam of $13.2 million. Comparable other income in 1995 consisted mostly of the gain on sale of subsidiary shares and marketable securities of $12.0 million.

         INTEREST EXPENSE. Interest expense increased by $55.7 million to $98.9 million in 1996, compared with $43.2 million in 1995. The increase in interest expense resulted from increased borrowings that related to the purchase of the additional Southam interest, the buyout of the Telegraph minority interest and acquisitions at the Community Group and the amortization of finance costs.

         INCOME TAXES. Income tax expense for 1996 was $44.9 million, compared with $19.7 million in 1995. Income tax expense for 1996 consisted of $17.1 million in United States taxes and $27.8 million in foreign taxes, compared with $2.5 million United States taxes and $17.2 million in foreign taxes for 1995. Taxes related to Southam were $13.3 million in 1996. In 1995 taxes at Southam were included in equity earnings.

         MINORITY INTERESTS. Minority interest reflects the interest of the minority holders of ordinary shares of The Telegraph in the earnings of The Telegraph its affiliated companies through the date of the minority buyout in August 1996, the minority in earnings of Southam for 1996 and dividends on redeemable preferred stock of two subsidiary companies. The amount attributable to minority interests increased to $33.1 million in 1996, as compared with $22.6 million in 1995 and $17.7 million of this was represented by minority interests in Southam.

         UNITED STATES NEWSPAPER GROUP

         Operating revenues in the United States Newspaper Group were $607.4 million in 1996 (or 32.6% of total operating revenues), an increase of $48.2 million, or 8.6%, over the same period in 1995. The Community Group's revenues increased $45.1 million, or 19.8%. For newspapers in the Community Group operated throughout both years, revenues increased $4.6 million, or 2.7%.

         Advertising revenues in the United States Newspaper Group were $403.3 million in 1996, an increase of $30.7 million, or 8.2%, over 1995. The Community Group increased $30.7 million, or 21.4%. For newspapers in the Community Group operated throughout both years, advertising revenues increased $3.2 million, or 2.8%.

         Circulation revenues in the United States Newspaper Group were $145.3 million in 1996, an increase of $15.6 million, or 12.0% over 1995. Circulation revenues for the Chicago Group increased $2.2 million, while circulation revenues at the Community Group increased $13.4 million, or 26.2%. For newspapers in the Community Group operated throughout both years, circulation revenues increased $2.5 million, or 7.3%.

         Job printing revenues, derived from utilizing available press capacity for printing unaffiliated newspapers, fliers, retail store advertisements and real estate listings for third parties, increased $1.9 million, or 3.2%, to $58.8 million in 1996 from $56.9 million in the same period in 1995.

         Total operating costs and expenses in the United States Newspaper Group were $543.5 million, an increase of $16.4 million, or 3.1%, over 1995. As a percentage of total United States Newspaper Group revenues, operating costs and expenses decreased to 89.5% from 94.3%.

         Newsprint expense increased $7.3 million, or 7.2% to $109.0 million in 1996. Newsprint as a percentage of operating revenues remained relatively flat at 18.0% in 1996 and 18.2% in 1995. Acquisitions at the Community Group added $8.0 million in newsprint costs to 1996. Compensation costs increased $21.5 million from $197.3 million in 1995 to $218.8 million in 1996 and as a percentage of revenues compensation costs remained relatively flat at 36.0% in 1996 and 35.3% in 1995. Other operating costs, excluding the reorganization expense in 1995, decreased $5.2 million to $172.8 million in 1995 from $178.0 million in 1995. Depreciation and amortization costs at $42.8 million in 1996 compared with $42.0 million in 1995 were relatively flat. Increased depreciation and amortization on Community Group acquisitions was offset by reduced amortization resulting from the revaluation of the remaining useful lives of certain intangible assets.

         Expenses associated with the Reorganization were $8.0 million in 1995 and there were no comparable expenses in 1996.

         Operating income in the United States Newspaper Group was $63.9 million in 1996, an increase of $31.8 million from 1995. The Community Group's performance, notwithstanding newsprint cost increases, improved by 48.4% as a result of both operating improvements at operations owned in both years and acquisitions, and the Chicago Group showed an improvement of 100.0% generated largely by cost controls. As a percentage of total United States Newspaper Group revenues, operating income increased to 10.5% from 5.7%.

         U.K.  NEWSPAPER GROUP

         Operating revenues in the U.K. Newspaper Group were $451.9 million in 1996 (or 24.3% of total operating revenues), an increase of $46.9 million, or 11.6%, from 1995. When expressed in British pounds sterling, revenues increased by 13.5%. Advertising revenues for 1996 increased $15.2 million to $278.2 million, or 5.8% over 1995. When expressed in British pounds sterling, advertising revenues increased 7.6%. Circulation revenues for 1996 were $158.2 million, an increase of $25.2 million, or 19.0%, from the 1995 period. When expressed in British pounds sterling, circulation revenues increased by 21.3%.

         Total operating costs and expenses, excluding the special charge, at The Telegraph were $418.0 million in 1996, an increase of $39.9 million, or 10.6%, over 1995. When expressed in British pounds sterling, total operating costs and expenses increased 10.0% over 1995. Total operating costs and expenses, excluding the special charge, as a percentage of Telegraph revenues, were 92.5% in 1996, compared with 93.3% in 1995. As a percentage of Telegraph revenues, newsprint costs, excluding the special charge, were approximately 22% in both 1996 and 1995. Newsprint prices in the U.K. started to decline in the fourth quarter of 1996.

         Operating income, including the $32.3 million special charge, at The Telegraph was $1.6 million in 1996, a decrease of $25.4 million, or 94.1%, from 1995. As a percentage of Telegraph revenues, operating income declined to 0.4% from 6.7%. When expressed in British pounds sterling, the operating income decrease was 64.7%. Without the special charge for the prepaid subscription campaign, operating income would have been $33.9 million in 1996 compared to $27.0 million in 1995. The decline in operating income due to this fourth quarter special charge was partially offset by improved advertising revenues. In addition, amortization of intangibles increased as a result of the August 1996 buyout of a minority.

         For the first time in the United Kingdom, the Telegraph solicited direct prepaid subscriptions from potential readers. In the past, newspaper subscribers have dealt directly with independent news agents for the purchase of newspapers. These agents deal in numerous publications. A significant portion of the newspaper readers did not take the paper every day and this has been especially true for Sunday. Starting in the late summer the Telegraph began a direct mail campaign to solicit prepaid seven-day-a-week subscriptions. These were offered for 12, 24, 36 and 52 week periods. By year end, the plan had added about 100,000 new weekday and 200,000 new Sunday average sales. The average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount has been reduced and it is intended that it will continue to be reduced throughout 1997. As a result the Company has grouped all the net costs associated with the program including an estimate of costs that will be incurred in 1997 for subscribers that were signed up at December 31, 1996. This amounted to $32.3 million and we have deducted this as a separately identifiable operating expense in arriving at earnings. The Company anticipates that additional net costs will be incurred in 1997 for renewals of these subscriptions but it is impossible at this time to estimate the amount since rates of renewal at increasing prices cannot be accurately estimated. However the costs will be less than in 1996 and should decline through each quarter. After 1997 all costs related to the program will have been recognized and it will no longer negatively affect income.

1995 COMPARED WITH 1994

         The Company had net earnings of $6.2 million in 1995, compared with net earnings of $102.8 million in 1994. Net earnings per share were $0.11 per share in 1995, compared with $1.90 per share in 1994. Earnings in 1995 and 1994 included several significant infrequently occurring items. The after tax after minority interest impact of such items in 1995 was as follows: restructuring costs and a loss on discontinued operations at Southam totaling $10.7 million; a charge in respect of reorganization expenses of $4.8 million; a charge in respect of the severance payments at the Telegraph and Fairfax of $1.6 million and a $4.7 million gain on sale of marketable securities. In 1994 net earnings included a gain after tax and after minority interest of $66.4 million on the sale of ordinary shares of the Telegraph. Excluding these items, the Company would have reported net earnings of $0.32 per share in 1995, compared with $0.67 per share in 1994.

         The remaining net earnings decline was principally due to a decrease in operating income (before giving effect to Reorganization expenses) of $5.9 million, or 8.0%, to $67.1 million in 1995 compared with $73.0 million in 1994. The operating income of The Telegraph declined by 20.5%, to $27.0 million in 1995, from $34.0 million in 1994, caused principally by a decline in circulation revenues and higher newsprint costs. The United States Newspaper Group's operating income increased $1.1 million, or 2.8%, to $40.1 million (before giving effect to Reorganization expenses) from $39.0 million, due to an increase by the Community Group to $31.8 million from $23.4 million. The Chicago Group experienced a decrease of 26.7% to $14.2 million, from approximately $19.4 million, caused largely by an increase in newsprint costs. The results in 1995 reflected a full year's operations of the Chicago Group while results in 1994 reflected nine months operations for the Chicago Sun-Times and related newspapers and exclude the results of the Daily Southtown.

         OPERATING REVENUES.

         UNITED STATES NEWSPAPER GROUP

         Operating revenues in the United States Newspaper Group were $559.2 million in 1995 (or 58.0% of total operating revenues), an increase of $137.1 million, or 32.5%, over the same period in 1994. Most of the increase was attributable to the Chicago Group, where operating revenues for the Chicago Sun-Times were only included for nine months in 1994 due to the March 31, 1994 acquisition date, and operating revenues for the Daily Southtown were excluded from 1994 due to its December 23, 1994 acquisition. The Community Group's revenues increased $21.1 million, or 10.3%. For newspapers in the Community Group operated for both periods, revenues increased $8.5 million, or 4.1%.

         Advertising revenues in the United States Newspaper Group were $372.6 million in 1995, an increase of $86.0 million, or 30.0%, over 1994. The Chicago Group increased $73.6 million, due primarily to the inclusion of Chicago Sun-Times and Daily Southtown subsequent to their acquisitions, while the Community Newspaper Group increased $12.4 million, or 9.5%. For newspapers operated for both periods, advertising revenues increased $4.3 million, or 3.3%.

         Circulation revenues in the United States Newspaper Group were $129.7 million in 1995, an increase of $27.7 million, or 27.2% over 1994. Circulation revenues for the Chicago Group increased $22.8 million due primarily to inclusion of Chicago Sun-Times and Daily Southtown for the full 1995 period, while circulation revenues at the Community Newspaper Group increased $4.9 million, or 10.6%. For newspapers operated for both periods, circulation revenues increased $2.0 million, or 4.4%.

         Job printing revenues, derived from utilizing available press capacity for printing unaffiliated newspapers, fliers, retail store advertisements and real estate listings for third parties, increased $23.5 million, or 70.1%, to $56.9 million in 1995 from $33.5 million in the same period in 1994, primarily due to the acquisition of Daily Southtown.

         U.K.  NEWSPAPER GROUP

         Operating revenues in the U.K. Newspaper Group, which consist exclusively of The Telegraph's operating revenues, were $405.0 million in 1995 (or 42.0% of total operating revenues), an increase of $18.8 million, or 4.9%, from 1994. When expressed in British pounds sterling, revenues increased by 1.1%, principally as a result of cover price recoveries and improved advertising revenues in the fourth quarter.

         Advertising revenues for 1995 increased $27.2 million to $263.0 million, or 11.5% over 1994. When expressed in British pounds sterling, advertising revenues increased 8.0%. In local currency, classified advertising for The Daily Telegraph showed a 21% increase due primarily to recruitment advertising, while financial advertising revenues were 17% lower than in 1994 and display advertising increased by approximately 7% over 1994.

         Circulation revenues for 1995 were $133.0 million, a decline of $10.2 million, or 7.2%, from the 1994 period. When expressed in British pounds sterling, circulation revenues declined by 10.1%, although average circulation copies for The Daily Telegraph increased in 1995. When the weekday edition cover price was reduced, there was no offsetting reduction in commissions paid to wholesalers and retailers of The Daily Telegraph. Since circulation revenues are recorded net of commissions paid to wholesalers and retailers, this resulted in a decline in circulation revenue relating to weekday sales of The Daily Telegraph from approximately 31.5p to 13.5p per copy. The cover price of the Saturday edition, The Daily Telegraph's highest circulation day, was left unaltered at 70p without loss of circulation. The cover price of The Sunday Telegraph (average circulation approximately 697,000) was left unaltered at 70p. Sunday edition circulation benefited from a weekend voucher program introduced in April 1994 which was discontinued in September 1995. The effect of the cover price reduction on circulation revenues for 1994 was limited, but the full effect of such reduction adversely affected circulation revenues for the first nine months of 1995, notwithstanding a weekday cover price increase of 5p per copy announced in July 1995. On November 20, 1995, The Daily Telegraph increased the cover price of its weekday editions by an additional 5p to 40p and reduced its recommended retail margin from 11.9p to 10.0p per copy, following a cover price increase and a reduction of retail margin announced by its principal competitor. Circulation revenues during the fourth quarter of 1995 improved by 40.1% in United States dollars and 35.7% in British pounds sterling over the same period in 1994.

         OPERATING COSTS AND EXPENSES.

         UNITED STATES NEWSPAPER GROUP

         Total operating costs and expenses in the United States Newspaper Group were $527.1 million, an increase of $144.1 million, or 37.6%, over 1994. This increase was due primarily to the inclusion of costs and expenses attributable to the Chicago Group for the full year and 1995 includes $8.0 million of reorganization expenses. As a percentage of total United States Newspaper Group revenues, total operating costs and expenses including the reorganization costs increased to 94.3% from 90.8%.

         Newsprint compensation and other operating costs together totaled $477.1 million in 1995, an increase of $129.9 million or 37.4% over 1994. Most of this increase was due to the inclusion of the Chicago Group for the full 1995 period. The balance was due principally to higher newsprint costs, which offset cost saving measures initiated by the Company, including reduced pagination, reduced page size, improved efficiencies in distribution and the on-going staff reduction program. Within the Chicago Group, newsprint costs as a percentage of Chicago Group revenues rose by approximately six percentage points to 21.5% of such revenues. Within the Community Group, lower cost inventories moderated the impact of increased newsprint costs so that newsprint costs as a percentage of Community Group revenues increased to 12.5% in 1995 from 9.6% in 1994. Newsprint costs were expected to increase further in 1996.

         Expenses associated with the Reorganization were $8.0 million in 1995 and there were no comparable unusual expenses in 1994.

         U.K.  NEWSPAPER GROUP

         Total operating costs and expenses at The Telegraph were $378.0 million in 1995, an increase of $25.7 million, or 7.3%, over 1994. When expressed in British pounds sterling, total operating costs and expenses increased 4.1% over 1994. Total operating costs and expenses as a percentage of Telegraph revenues, were 93.3% in 1995, compared with 91.2% in 1994, primarily as a result of higher newsprint costs and lower revenues due to reduced cover prices of the weekday edition of The Daily Telegraph. As a percentage of Telegraph revenues, newsprint costs increased to 21.6% in 1995 from 17.0% in 1994.

         OPERATING INCOME.

         UNITED STATES NEWSPAPER GROUP

         Operating income in the United States Newspaper Group was $32.1 million in 1995, a decrease of $6.9 million, or 17.7%, from 1994, after Reorganization expenses of $8.0 million in 1995. Otherwise, increased revenue, due largely to the full period recognition of the Chicago Group, and benefits from cost reduction efforts, were largely offset by higher newsprint costs.
The Community Group's performance, notwithstanding newsprint cost increases, improved by 29.5%, while the Chicago Group experienced a decline of 26.7% caused largely by newsprint cost increases. As a percentage of total United States Newspaper Group revenues, operating income declined to 5.7% from 9.3%.

         U.K. NEWSPAPER GROUP

         Operating income at The Telegraph was $27.0 million in 1995, a decrease of $7.0 million, or 20.5%, from 1994. As a percentage of Telegraph revenues, operating income declined to 6.7% from 8.8%. When expressed in British pounds sterling, the operating income decrease was 26.5%. This decline was attributable to the reduced cover price for the weekday editions of The Daily Telegraph. Total newsprint costs in 1995 increased 29% over 1994 (when expressed in British pounds sterling), but were partially offset by cost savings measures.

         EQUITY IN EARNINGS OF AFFILIATES. Equity in the earnings of Fairfax, Southam and the joint venture was $14.4 million in 1995 compared with $35.9 million in 1994. Fairfax accounted for $24.7 million, a decrease of $7.2 million from the prior period. The equity in the 1995 Southam loss was $11.0 million, compared with earnings of $3.5 million in 1994. Southam recorded restructuring charges of Cdn.$120 million in 1995 with the Company's share being equivalent to $9.0 million in net earnings or $0.16 per share. Southam also experienced a loss on discontinued operations which had an impact on the Company equivalent to $1.7 million in net earnings, or $0.03 per share. The restructuring charges consist of amounts for severance to be paid due to downsizing and the write-down of fixed assets at a printing facility which will be closed.

         GAIN ON SALE OF SECURITIES. Other income of $14.7 million in 1995 consisted mostly of the gain on sale of subsidiary shares and marketable securities in 1995 of $12.0 million. Comparable gains in 1994 consisted of a gain of $80.6 million from the sale of 12.5 million ordinary shares of The Telegraph in May 1994.

         INTEREST EXPENSE. Interest expense increased by $10.6 million, or 32.5%, to $43.2 million in 1995, compared with $32.6 million in 1994. Interest expense related to the United States Newspaper Group increased by $6.9 million in 1995, reflecting mainly the increase in long-term debt related to the acquisition of the Daily Southtown in December 1994 and 16 paid daily community newspapers in September and October 1995.

         INCOME TAXES. Income tax expense for 1995 was $19.7 million, compared with $44.0 million in 1994. Income tax expense for 1995 consisted of $2.5 million in United States taxes and $17.2 million in foreign taxes, compared with $4.2 million United States taxes and $39.8 million in foreign taxes for 1994, reflecting a substantial decline in operating income at The Telegraph in the 1995 period.

         MINORITY INTEREST. Minority interest reflects the interest of the minority holders of ordinary shares of The Telegraph in the earnings of The Telegraph and its affiliated companies and dividends on redeemable preferred stock of two subsidiary companies. The amount attributable to minority interests increased to $22.6 million in 1995, as compared with $21.4 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. Working capital consists of current assets less current liabilities. Current assets were $487.6 million and $197.6 million at December 31, 1996 and 1995, respectively. The increase was partially due to the addition $223.3 million of current assets of Southam as a result of consolidation of Southam and an additional $44.3 in cash and cash equivalents (excluding cash at Southam) compared to 1995. Current liabilities, excluding debt obligations, were $381.3 million and $124.8 million, respectively, at December 31, 1996 and 1995, of which $160.0 million related to current liabilities (excluding debt obligations) of Southam in 1996. Short-term debt was $503.4 million in 1996 compared to $147.9 million at year end 1995.
Current installments of long-term debt increased by $7.7 million. Intercompany indebtedness and other amounts due Hollinger Inc. were zero in 1996 compared to $21.5 million at December 31, 1995, the 1995 amount reflecting amounts payable to Hollinger related to the reorganization which occurred in October 1995. The Company's consolidated working capital deficit was $432.4 million at year end 1996 compared to $124.2 million at year end 1995.

         EBITDA. EBITDA, which represents the Company's earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and certain other income items was $220.7 million in 1996 and $111.5 million and $118.2 million in 1995 and 1994, respectively. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net earnings but have not affected EBITDA.

         CASH FLOW. Cash flows on a consolidated basis from operating activities (calculated in accordance with United States generally accepted accounting principles) were $182.8 million, $15.3 million and $79.5 million in 1996, 1995, and 1994, respectively. Excluding changes in working capital (other than cash), cash from operating activities was $121.7 million, $64.7 million and $68.4 million for 1996, 1995, and 1994, respectively. The decline in these amounts over the three years reflects the effects of period to period declines in operating income that resulted mainly from the adverse effect of the cover price war on the Telegraph's results offset partly by improved advertising results at the Telegraph and by improved operating results in the United States. Working capital changes provided cash of $61.1 million and $11.1 million in 1996 and 1994, respectively and required cash of $49.4 million in 1995. Changes reflect normal variations from year to year in inventory, accounts receivable, short term liabilities and other working capital items.

         Cash flows used in investing activities were $824.4 million in 1996, $144.7 million in 1995, and $151.6 million in 1994, reflecting principally the acquisitions of the Telegraph minority, the additional interest in Southam and acquisitions at the Community Group in 1996, the acquisition of 16 paid daily community newspapers and the purchase of additional Telegraph shares in 1995, investments in Fairfax and Southam and the acquisition of the Chicago Sun-Times in 1994, offset by the proceeds from the sale of the Fairfax in 1996 and the sale of other marketable securities in 1995. Cash flows provided by financing activities were $759.4 million in 1996, $37.0 million in 1995, and $156.5 million in 1994, reflecting changes in borrowings and proceeds from the sale of Class A Common Stock and PRIDES offset by dividend payments.

         CAPITAL EXPENDITURES AND ACQUISITION FINANCING. In the past three years the United States Newspaper Group and the U.K. Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, advances from Hollinger Inc. and proceeds from the Company s initial public offering in May 1994, and proceeds from one debt offering, two equity offerings and one PRIDES offering in 1996.

         UNITED STATES NEWSPAPER GROUP

         The Company made capital expenditures of $17.2 million, $16.3 million, and $16.4 million in 1996, 1995, and 1994, respectively, primarily for purchases of computerized pre-press and other production equipment and improvements to its properties in the United States and Israel. The Company plans to acquire a new site in Chicago and to construct a new printing facility in 1996 and 1997 at an estimated cost of approximately $100.0 million, to be operational in early 1999.

         The Company acquired newspapers and other publications in the United States in 1996, 1995, and 1994 for aggregate cash consideration of $383.9 million funded primarily through bank borrowings. Such amount does not include notes payable to former owners and amounts due under noncompetition agreements with former owners. In 1996, the Community Group acquired seven paid daily newspapers with an aggregate circulation of approximately 134,000, 12 paid non-daily newspapers with an aggregate circulation of approximately 169,000 and sixteen free non-daily newspapers with an aggregate circulation of approximately 196,000. In 1996, the Community Group disposed of 15 paid daily newspapers with an aggregate circulation of approximately 77,000, 14 paid non-daily newspapers with an aggregate circulation of approximately 39,000 and 18 free non-daily newspapers with an aggregate circulation of approximately 272,000. In 1995, the Community Group acquired 16 paid daily newspapers with an aggregate circulation of approximately 163,000, three paid non-dailies with an aggregate circulation of approximately 37,000 and 20 free non-daily publications with an aggregate circulation of approximately 277,000, in nine states at an aggregate cash cost of approximately $95.0 million.

         The Company's acquisition of Hollinger Inc.'s indirect interest in The Telegraph, Fairfax, and Southam occurred in October 1995 and involved the issuance to Hollinger Inc. of 33,610,754 shares of Class A Common Stock and 739,500 shares of Series A Preferred Stock. The acquisition of an additional 5.1% interest in The Telegraph at a cash cost of $49.6 million was accomplished through the exercise of the Telegraph Option in October 1995. The acquisition of the Telegraph minority occurred in August 1996 and acquisitions of additional interests in Southam occurred in May and December of 1996.

         U.K. NEWSPAPER GROUP

         Capital expenditures at The Telegraph were $4.6 million, $5.4 million, and $11.4 million in 1996, 1995, and 1994, respectively. The Telegraph capital expenditures in 1995 were principally for computers and related equipment. Not included in the capital expenditures of The Telegraph are capital expenditures of the two joint venture printing companies, which aggregated $19.0 million in the three years ended December 31, 1996. The capital expenditures and depreciation charges of the joint venture printing companies are not consolidated in the accounts of The Telegraph, but are reflected through the normal equity accounting procedures applied to affiliated companies.

         DEBT OBLIGATIONS. The Company, Publishing and its principal subsidiaries are parties to various debt agreements which have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At December 31, 1996, the indebtedness of the Company was $1,213.9 million, consisting of long-term debt ($710.5 million) and current bank loans ($503.4 million).

         SHELF REGISTRATION. On December 2, 1996, the Company announced that it and Publishing filed universal shelf registration statements with the Securities and Exchange Commission with respect to an unspecified number of debt, convertible and equity securities of the Company up to a maximum issue price of $800,000,000 and an unspecified number of debt and convertible securities of Publishing which are exchangeable or convertible into shares or securities of Hollinger International or its affiliates up to a maximum of $500,000,000. The securities may be offered separately or together (or in combination) and as separate series, in any case in amount, at prices and on terms to be determined at the time of sale. The securities may be sold directly, through agents designated from time to time or to or through underwriters or dealers.

         1997 OFFERINGS. On March 4, 1997, Publishing filed both a Preliminary Prospectus and a Preliminary Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, closing on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes will be guaranteed by the Company.

         The Senior Notes are unsecured and senior obligations of Publishing and rank pari-passu with all other senior indebtedness of Publishing including Publishing's bank credit facilities, mature on March
15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9-1/4% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock.

         Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay the Amended Publishing Credit Facility, the FDTH Credit Facility and the Southam Credit Facility, to prepay the redeemable preference shares of DTH and FDTH and for general working capital.

         SENIOR SECURED NOTES. American Publishing (1991) Inc. ("AP-91"), a wholly-owned subsidiary of Publishing, issued $150 million in senior secured notes (collectively, the "AP-91 Senior Notes") which are held by 19 insurance companies of which $135 million were outstanding at December 31, 1996. The AP-91 Senior Notes were issued in five series which are due on September 1, 1997, September 1, 1998, September 1, 1999, and September 1, 2000, in the principal amounts of $30 million, $30 million, $20 million and $55 million, respectively, and bear interest at rates ranging from 10.24% to 10.53%. The Senior Note agreements require AP-91 to maintain certain financial ratios and place limitations on payment of dividends and other amounts to the Company. AP-91 is currently in compliance with the financial ratios and other provisions under the AP-91 Senior Notes. Under the AP-91 Senior Notes, as of December 31, 1996, there were no unrestricted funds which could be paid to the Company in the form of dividends, management fees or other payments with respect to outstanding capital stock of AP-91 and thus would be available for use by the Company. The amount that is not restricted is reduced by any payments to the Company and is increased by the future cash flow of AP-91 and its operating subsidiaries. The AP-91 Senior Notes are secured by (i) a pledge of the capital stock, promissory notes and intangible properties of the subsidiaries of AP-91 and (ii) a guarantee by Hollinger Inc. The amount of Hollinger Inc.'s guarantee varies and is limited pursuant to a formula, which at December 31, 1996 was zero. Optional prepayment of the AP-91 Senior Notes in whole or in part is permitted, provided that AP-91 pays a prepayment premium equal to a "make whole premium."

As defined in the agreements relating to the AP-91 Senior Notes, the make whole premium is equivalent to the excess of the sum of the present values of (i) the principal balance of the AP-91 Senior Notes at maturity intended to be prepaid and (ii) the interest payments required to be made during the remainder of the term to maturity on such AP-91 Senior Notes over the principal balance of the AP-91 Senior Notes to be repaid. As of December 31, 1996, the make whole premium on the AP-91 Senior Notes was $12.0 million.

         SENIOR SUBORDINATED NOTES. Publishing sold $250 million aggregate principal amount of the Notes on February 7, 1996. The Notes mature on February 1, 2006, and are unsecured senior subordinated obligations of Publishing. Each Note bears interest at the rate of 9-1/4% per annum from the date of issuance of the Notes, or from the most recent interest payment date to which interest has been paid, payable semiannually on February 1 and August 1 of each year, commencing on August 1, 1996. The Notes are subject to redemption at any time on or after February 1, 2001, at the option of Publishing, in whole or in part, at a price of 104.625% of the principal amount thereof, declining ratably to par on or after February 1, 2004, together with accrued and unpaid interest thereon, if any, to the redemption date. Payment of the principal of, premium, if any, and interest on the Notes is guaranteed by the Company on a senior subordinated basis (the "Guarantee"). The Notes and the Guarantee are expressly subordinated to all senior indebtedness of Publishing and the Company, respectively, including all indebtedness and other obligations under the Publishing Credit Facility and the Company's guarantee thereof.

         The indenture relating to the Notes (the "Indenture") contains covenants that, among other things, limit the ability of Publishing and the Restricted Subsidiaries (defined to include the United States subsidiaries of Publishing and Jerusalem Post) to, incur indebtedness, pay dividends or make other distributions on its capital stock, subject in each case to certain exceptions. The Company is in compliance with its covenants.

         CONSENT SOLICITATION. On February 19, 1997, Publishing completed a solicitation of consents from the holders of the 9-1/4% Notes with respect to certain amendments (the "Amendments") to the Indenture governing the 9-1/4% Notes dated as of February 1, 1996 between Publishing and Fleet National Bank, as trustee (the "Trustee"). The primary purpose of the Amendments was to facilitate the inclusion of certain international subsidiaries of the Company, principally Southam and The Telegraph, as Restricted Subsidiaries of Publishing and to enhance its corporate and financing flexibility.

         On February 27, 1997, Publishing, the Company and the Trustee executed a supplemental indenture to the 1997 Indenture to give effect to the Amendments. As a result, the covenants relating to the 9-1/4% Notes will be substantially the same as the covenants relating to the Senior Subordinated Notes offered hereby.

         The Company intends to designate Southam and The Telegraph (and certain related holding companies and subsidiaries) as Restricted Subsidiaries under the 1996 Indenture upon the consummation of the 1997 Offerings and an amendment and restatement of the Publishing Credit Facility.

         PUBLISHING CREDIT FACILITY.   In May 1996, Publishing entered into an
amended and restated credit agreement (the "Amended Publishing Credit Facility") with a certain lender, which consisted of a secured non-amortizing revolving credit facility. The facility is for a maximum amount of $160 million and matures on April 7, 1997. At December 31, 1996 $157.0 million was outstanding under this facility. Interest is based on a floating rate equal to either the Base Rate (equal to higher of (i) a specified publicly announced commercial lending rate and (ii) the federal funds effective rate plus 0.5% plus a margin of 1.25%) or the reserve adjusted Eurocurrency rate plus a margin of 2.25%. The interest rate at December 31, 1996 was 7.88%. The facility is guaranteed by the Company. The facility was used to finance the acquisition of the Telegraph minority shares. Publishing intends to repay the Amended Publishing Credit Facility with the proceeds of the Senior Notes and Senior Subordinated Notes and subsequently amend this facility to provide for $50 million of maximum available credit.

         The Amended Publishing Credit Facility contains both affirmative and negative covenants, and various financial covenants. The Company was in compliance with all covenants at December 31, 1996.

         FDTH CREDIT FACILITY. Also, in May 1996, FDTH entered into a credit agreement (the "FDTH Credit Facility") with certain lenders, which consisted of a secured non-amortizing revolving credit facility. The Facility is for a maximum of pounds 250 million ($428.1 million) and matures on April 7, 1997. At December 31, 1996 $191.3 million was outstanding under this facility. Interest is based on a floating rate equal to the reserve adjusted LIBOR rate plus
2.50%. The interest rate at December 31, 1996 was 8.72%. The facility is guaranteed by the Company. The facility was used to finance the acquisition of the Telegraph minority shares and pay outstanding indebtedness of the Telegraph. The FDTH Credit Facility was repaid as to approximately pounds 30 million ($51.4 million) with the proceeds of the first two tranches of the sale of its stake in Fairfax and the Company intends to reduce it to pounds 5.4 million ($9.2 million) with the proceeds of the Senior Notes and Senior Subordinated Notes.

         The FDTH Credit Facility contains both affirmative and negative covenants, and various financial covenants. The Company was in compliance with all covenants at December 31, 1996.

         SOUTHAM FACILITY. In May 1996, the Company, through a subsidiary, entered into a short-term facility with a Canadian chartered bank in the amount of Cdn$300 million (the "Southam Facility"). The Southam Facility is secured by, among other things, a guarantee by Hollinger Inc. and a pledge of 16,349,743 Southam shares. The Hollinger guarantee is secured by a pledge of 7,539,028 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock of the Company held by Hollinger Inc. The maturity date on the loan in March 31, 1997 or earlier upon the occurrence of certain events, namely
(i) one banking day prior to the maturity date of the Publishing Credit Facility, which is currently scheduled to mature on April 7, 1997; (ii) one banking day prior to the maturity date of the FDTH Credit Facility, which is currently scheduled to mature on April 7, 1997; or (iii) the closing date of any equity issue, debt financing, public or private placement or high yield financing completed by the Company or any of its subsidiaries or by Hollinger Inc. or certain of its Canadian subsidiaries. All net proceeds of any financing referred to in (iii) above must be applied as a permanent repayment of the Southam Facility. The Company borrowed $218.8 million (Cdn$298.8 million) under the facility and the proceeds of the facility were used to acquire the additional 21.5% interest in Southam. At December 31, 1996 $155.0 million (Cdn.$212.3 million) was outstanding under this facility. Interest on the Southam facility is based on a high yield rate set by the bank. The interest rate at December 31, 1996 was 10.0%.

         The Southam Facility contains both affirmative and negative covenants. The Company was in compliance with all covenants at December 31, 1996. The Company intends to repay the Southam Facility with the proceeds of the Senior Notes and the Senior Subordinated Notes.

         REDEEMABLE PREFERRED STOCK. The Company's interests in The Telegraph is held through intermediate English holding companies, DTH and FDTH, whose only significant long-term assets are their direct or indirect interests in The Telegraph. DTH and FDTH have outstanding preference shares held by persons other than the Company and its affiliates with an aggregate redemption amount of $526.4 million (as of December 31, 1996) and which require the payment of quarterly dividends with a current effective dividend cost of 5.1% per annum (after giving effect to certain interest rate and currency exchange agreements). In addition, DTH owns all 165,000,000 non-cumulative redeemable preference shares of pounds 1 per share issued by FDTH and 23,801,420 non-cumulative redeemable preference shares of Cdn$1 per share issued by FDTH which were transferred by Hollinger Inc. to DTH in July 1995.

         In order to fund these dividends, which aggregated approximately $18.7 million in 1996, currently FDTH must receive dividends on its ordinary shares of The Telegraph. The dividends payments from The Telegraph coincide with the timing of the preference share dividend payments. DTH also receives dividend payments from Argsub which are used to pay dividends on its preference shares.

         The DTH preference shares are redeemable at the option of the holder at any time on four days' notice at a redemption price discounted in accordance with an agreed formula, and the FDTH preference shares and the DTH preference shares are redeemable by the issuer or the holders on the fifth anniversary of their issuance (May or June 1997, respectively), each five year anniversary thereafter and at other prescribed times and in prescribed circumstances, including where the consolidated debt of Hollinger Inc. is more than two times its consolidated equity. This debt to equity ratio is affected by, among other things, Hollinger Inc.'s consolidated results of operations, as well as changes in the levels of consolidated debt of Hollinger Inc. and its subsidiaries, including the Company. The Company has been informed by Hollinger Inc. that Hollinger Inc. is in compliance with the debt to equity ratio as of December 31, 1996.

         Hollinger Inc. has indemnified the holders of the DTH and FDTH preference shares and agreed to purchase these preference shares if DTH or FDTH fails to pay the full amount of dividends or redemption prices on such shares and in certain other events. The Company has entered into an agreement to compensate Hollinger Inc. for any payments made by Hollinger Inc. to holders of the DTH and FDTH preference shares and to purchase any DTH and FDTH preference shares which Hollinger Inc. is required to purchase in accordance with the terms thereof. The timing of any such payments by the Company to Hollinger Inc. will be determined by Hollinger Inc.

         In addition, the Company has issued to Hollinger Inc. in connection with the 1995 Reorganization in which the Company acquired Hollinger Inc.'s interest in The Telegraph and Southam, 739,500 shares of Series A Preferred Stock. The shares of Series A Preferred Stock are redeemable in whole or in part, at any time and from time to time, subject to restrictions in the Company's credit facilities, by the Company or by a holder of such shares. Hollinger Inc. has agreed to limit the exercise of its redemption rights to a number of shares of Hollinger-Telegraph Holdings Inc., a Canadian holding company which is owned equally by FDTH and The Telegraph, or Southam common shares that at the time of such exercise have been delivered to FDTH free and clear of encumbrances other than certain permitted encumbrances. The redemption price of the Series A Preferred Stock was $79.2 million at December 31, 1996.

         On December 29, 1995, DTH transferred all outstanding FDTH Preference shares which it then held (with an aggregate redemption amount of Cdn$140 million ($102.6 million )) to Argsub Limited (Argsub), in exchange for newly issued preference shares (with an aggregate redemption amount of Cdn$140 million ($102.6 million )) of Argsub. Argsub is a wholly owned English subsidiary of Argus Corporation Limited. Argus Corporation Limited is a Canadian corporation, all the voting stock of which is indirectly owned or controlled by the principal shareholder of Hollinger Inc.

         On September 30, 1996, FDTH issued 600 Fourth Preference Shares Series 1996 (with an aggregate redemption amount of $300 million) to Argsub in exchange for 600 newly issued Second Preference Shares, Series 1996 of Argsub (with an aggregate redemption amount of $300 million). Both series of Argsub shares have terms substantially identical to those of the FDTH shares for which they were exchanged.

         INFLATION. During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom, Australia and Canada. However, operations of Jerusalem Post, in local currency terms, have been affected by inflation amounting to 10.0%, 8.1%, and 14.5% annually in 1996, 1995, and 1994, respectively, which to a certain extent have been offset by the devaluation of the NIS in relation to the United States dollar in each of these years by 7.0%, 3.9 %, and 1.1%, respectively.

         NEWSPRINT. Newsprint prices continued to change by large amounts through 1996 and on a consolidated basis amounted to $316.2 million ($189.4 million in 1995). Management believes that newsprint prices could continue to show wide price variations in the future. Operating divisions take steps to ensure that they have sufficient supply of newsprint and are attempting to mitigate the increased costs by adjusting pagination and page sizes and printing and distributing practices. For the Company and subsidiaries at the end of 1996, total newsprint usage was about 470,000 tons per annum. At those levels of usage and based on properties and ownership levels at December 31, 1996, a change in the price of newsprint of $50 per ton would increase or decrease net income by about $12 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears beginning at page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT.

         (1) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES.

                The consolidated financial statements filed as part of this report appear beginning at page F-1.

         (2) EXHIBITS
                                                             PRIOR FILING OR
EXHIBIT NO.  DESCRIPTION OF EXHIBIT                      SEQUENTIAL PAGE NUMBER
-----------  ----------------------                      ----------------------
        3.1  Restated Certificate of Incorporation       Incorporated by
                                                         reference to Exhibit
                                                         3.1 to Current Report
                                                         on Form 8-K dated
                                                         October 13, 1995

        3.2  Bylaws, as amended and restated.            Incorporated by
                                                         reference to Exhibit
                                                         3.2 to Registration
                                                         Statement on Form
                                                         S-1 (No.33-74980)

        3.3  Certificate of Designations for Series      Incorporated by
             B Convertible Preferred Stock               reference to Exhibit
                                                         3.01 to Current Report
                                                         on Form 8-K dated
                                                         August 7, 1996.

       10.1  Composite conformed copy of twenty-one      Incorporated by
             separate Note Purchase Agreements, each     reference to Exhibit
             dated as of September 12, 1990, among       10.4 to Registration
             American Publishing Company and the         Statement on Form S-1
             Purchasers identified on Schedule 1         (No. 33-74980)
             thereof.

       10.2  Credit Agreement, dated February 7, 1996,   Incorporated by
             by and among Hollinger International        reference to Exhibit
             Inc., Various Financial Institutions,       10.3 to Current Report
             The Toronto Dominion Bank, as Issuing       on Form 8-K Dated
             Bank, Toronto-Dominion (Texas), Inc.,       February 7, 1996
             as Administrative Agent and The First
             National Bank of Chicago as
             Documentation Agent.

       10.3  Indenture dated as of February 7, 1996,     Incorporated by
             among Hollinger International Publishing    reference to Exhibit
             Inc., Hollinger International Inc. and      10.4 to Current Report
             Fleet National Bank of Connecticut as       on Form 8-K Dated
             Trustee.                                    February 7, 1996

       10.4  Services Agreement between the Company      Incorporated by
             and Hollinger Inc., as Amended and          reference to Exhibit
             Restated as of February 7, 1996.            10.4 to Report on Form
                                                         10-K for the year
                                                         ended December 31,
                                                         1995

       10.5  Business Opportunities Agreement between    Incorporated by
             the Company and Hollinger Inc., as          reference to Exhibit
             Amended and Restated as of February 7,      10.5 to Report on Form
             1996.                                       10-K for the year
                                                         ended December 31,
                                                         1995


                                                             PRIOR FILING OR
EXHIBIT NO.  DESCRIPTION OF EXHIBIT                      SEQUENTIAL PAGE NUMBER
-----------  ----------------------                      ----------------------
       10.6  Employment and Noncompetition Letter        Incorporated by
             Agreements with executive officers.         reference to Exhibit
                                                         10.9 to Registration
                                                         Statement on Form S-1
                                                         (No. 33-74980)

       10.7  American Publishing Company 1994 Stock      Incorporated by
             Option Plan.                                reference to Exhibit
                                                         10.10 to Registration
                                                         Statement on Form S-1
                                                         (No. 33-74980)

       10.8  American Publishing Management Services,    Incorporated by
             Inc. Executive Benefit Plan.                reference to Exhibit
                                                         10.11 to Registration
                                                         Statement on Form S-1
                                                         (No. 33-74980)

       10.9  Share Exchange Agreement dated as of        Incorporated by
             July 19, 1995 between Hollinger Inc.        reference to Exhibit
             and American Publishing Company.            2.1 to Current Report
                                                         on Form 8-K Dated
                                                         July 18, 1995

      10.10  DTH/FDTH Preference Share Agreement dated   Incorporated by
             as of October 13, 1995 between Hollinger    reference to Exhibit
             Inc. and Hollinger International Inc.       2.1 to Current Report
                                                         on Form 8-K Dated
                                                         July 18, 1995

      10.11  HTH/FDTH Share Exchange Agreement dated     Incorporated by
             as of July 19, 1995 between Hollinger Inc.  reference to Exhibit
             and First DT Holdings Limited.              2.1 to Current Report
                                                         on Form 8-K Dated
                                                         July 18, 1995

      10.12  Deposit Agreement dated August 1, 1996      Incorporated by
                                                         reference to Exhibit
                                                         10.01 to Current
                                                         Report on Form
                                                         8-K dated August 7,
                                                         1996.

      10.13  First DT Holdings Limited Credit            Incorporated by
             Agreement dated May 30, 1996                reference to Exhibit
                                                         10.02 to Current
                                                         Report on Form 8-K
                                                         dated August 7, 1996.

      10.14  Amendment dated August 6, 1996 to First     Incorporated by
             DT Holdings Limited Credit Agreement        reference to Exhibit
                                                         10.03 to Current
                                                         Report on Form 8-K
                                                         dated August 7, 1996.

      10.15  Hollinger International Publishing Inc.     Incorporated by
             Amended and Restated Credit Agreement       reference to Exhibit
             dated May 30, 1996                          10.04 to Current
                                                         Report on Form 8-K
                                                         dated August 7, 1996.



                                                            PRIOR FILING OR
EXHIBIT NO.   DESCRIPTION OF EXHIBIT                     SEQUENTIAL PAGE NUMBER
-----------   ----------------------                     ----------------------
      10.16   Amendment dated August 6, 1996 to          Incorporated by
              Hollinger International Publishing Inc.    reference to Exhibit
              Amended and Restated Credit Agreement      10.05 to Current
                                                         Report on Form 8-K
                                                         dated August 7, 1996.

       11.1   Computation of Earnings Per Share

       21.1   Significant Subsidiaries of Hollinger      Incorporated by
              International Inc.                         reference to Exhibit
                                                         21.1 to  Report on Form
                                                         10-K for the year
                                                         ended December 31,
                                                         1995

       23.1   Consent of KPMG Peat Marwick LLP.

       27.1   Financial Data Schedule



       (b)  Reports on Form 8-K.

                   The Company filed a report on Form 8-K under Items 5 and 7 to report an event dated December 11, 1996 (as amended on February 24, 1997).



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 26, 1997


                                        HOLLINGER INTERNATIONAL INC.
                                        (Registrant)



                                        By:     /s/ Conrad M. Black
                                          ---------------------------------
                                                Conrad M. Black, Chairman
                                                and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE                                          TITLE                             DATE
---------                                          -----                             ----
/s/ Conrad M. Black                                Chairman, Chief Executive         March 26, 1997
----------------------------------------------     Officer and Director (Principal
Conrad M. Black                                    Executive Officer)



/s/ J. A. Boultbee                                 Vice President and Chief          March 26, 1997
-------------------------------------------------  Financial Officer
J. A. Boultbee                                     (Principal Financial Officer)



/s/ Fredrick A. Creasey                            Group Corporate Controller        March 26, 1997
-------------------------------------------------  (Principal Accounting Officer)
Frederick A. Creasey



/s/ F. David  Radler                               President, Chief Operating        March 26, 1997
-------------------------------------------------  Officer and Director
F. David Radler



/s/ Barbara Amiel Black                            Vice President - Editorial and    March 26, 1997
------------------------------------------------   Director
Barbara Amiel Black



/s/ Dwayne O. Andreas                              Director                          March 26, 1997
------------------------------------------
Dwayne O. Andreas

SIGNATURE                                          TITLE                             DATE
---------                                          -----                             ----
/s/ Richard R. Burt                                Director                          March 26, 1997
-------------------------------------------------
Richard R. Burt


                                                   Director                          March   , 1997
------------------------------------------------
Raymond G. Chambers


/s/ Daniel W. Colson                               Director                          March 26, 1997
-----------------------------------------------
Daniel W. Colson


/s/ Henry A. Kissinger                             Director                          March 26, 1997
----------------------------------------------
Henry A. Kissinger


                                                   Director                          March   , 1997
-----------------------------------------------
Marie-Josee Kravis


                                                   Director                          March   , 1997
-----------------------------------------------
Shmuel Meitar


/s/ Richard N. Perle                               Director                          March 26, 1997
-----------------------------------------------
Richard N. Perle


/s/ Robert S. Strauss                              Director                          March 26, 1997
-------------------------------------------------
Robert S. Strauss


                                                   Director                          March   , 1997
------------------------------------------------
A. Alfred Taubman


/s/ James R. Thompson                             Director                          March 26, 1997
-----------------------------------------------
James R. Thompson


/s/ Lord Weidenfeld                               Director                          March 26, 1997
-------------------------------------------------
Lord Weidenfeld


/s/ Leslie H. Wexner                              Director                          March 26, 1997
-------------------------------------------------
Leslie H. Wexner

                          INDEPENDENT AUDITORS' REPORT


  To Board of Directors
  Hollinger International Inc.:


  We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




  KPMG PEAT MARWICK LLP
  Chicago, Illinois

  February 28, 1997

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1995





-----------------------------------------------------------------------------------------------
                             ASSETS                                         1996        1995
-----------------------------------------------------------------------------------------------
                                                                             (in thousands)
Current assets:
 Cash and cash equivalents                                                 $148,550  $   23,810
 Accounts receivable, net of allowance for doubtful accounts
  of $15,213,000 in 1996 and $12,558,000 in 1995                            290,170     134,511
 Inventories                                                                 26,147      25,684
 Prepaid expenses and other current assets                                   22,693      13,562
-----------------------------------------------------------------------------------------------
Total current assets                                                        487,560     197,567
Marketable securities, at market value                                           50           -
Investments in affiliates, at equity (note 3)                               198,461     463,527
Other investments, at cost (note 4)                                         487,547     178,337
Property, plant and equipment, net of accumulated depreciation (note 5)     505,902     193,407
Intangible assets, net of accumulated amortization of $196,169,000 in
1996 and $155,195,000 in 1995                                             1,497,019     529,694
Deferred financing costs and other assets                                    12,549       7,573
-----------------------------------------------------------------------------------------------
                                                                         $3,189,088  $1,570,105
-----------------------------------------------------------------------------------------------


                                                                     (Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1995








------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                                      1996       1995
------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Current liabilities:
   Current installments of long-term debt (note 7)                        $   35,285  $   27,552
   Bank loans (note 6)                                                       503,364     147,866
   Accounts payable                                                          104,994      38,646
   Accrued expenses                                                          168,297      50,874
   Income taxes payable                                                       38,888      12,390
   Deferred revenue                                                           69,080      22,902
   Due to Hollinger Inc. (note 20 )                                               63      21,512
------------------------------------------------------------------------------------------------
Total current liabilities                                                    919,971     321,742
Long-term debt, less current installments (note 7)                           675,263     446,234
Deferred income taxes (note 9)                                                70,705      72,290
Accrued pension (note 11)                                                      6,312      10,519
Other                                                                         47,476      20,326
------------------------------------------------------------------------------------------------
Total liabilities                                                          1,719,727     871,111
------------------------------------------------------------------------------------------------
Minority interest                                                            109,943      97,298
------------------------------------------------------------------------------------------------
Redeemable preferred stock (note 12)                                         605,579     306,452
------------------------------------------------------------------------------------------------
Stockholders' Equity (note 13):
   Convertible Preferred Stock                                               195,104           -
   Class A common stock, $0.01 par value.  Authorized 250,000,000 shares;
     issued and outstanding 69,565,754, and 41,965,754 shares in 1996 and
     1995, respectively                                                          696         420
   Class B common stock, $0.01 par value.  Authorized 50,000,000 shares;
      issued and outstanding 14,990,000 shares in 1996 and 1995                  150         150
   Additional paid-in capital                                                408,147     162,610
   Cumulative foreign currency translation adjustment                         24,257      (3,987)
   Retained earnings                                                         125,485     136,051
------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   753,839     295,244
------------------------------------------------------------------------------------------------
Commitments and contingencies (note 18)
                                                                          $3,189,088  $1,570,105
------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 1996, 1995 and 1994





-----------------------------------------------------------------------------------------------------
                                                                1996           1995           1994
-----------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share data)
Operating revenues:
    Advertising                                              $1,233,036       $635,560       $522,381
    Circulation                                                 474,079        262,670        245,218
    Job printing                                                 50,623         49,198         27,675
    Other                                                       104,976         16,823         13,036
-----------------------------------------------------------------------------------------------------
Total operating revenues                                      1,862,714        964,251        808,310
-----------------------------------------------------------------------------------------------------
Operating costs and expenses:
    Newsprint                                                   316,192        189,396        148,929
    Compensation costs                                          648,402        271,535        254,268
    Other operating costs                                       635,867        383,807        286,921
    Reorganization expenses and other (note 14)                  41,567          8,000              -
    Depreciation and amortization                                92,853         52,388         45,200
-----------------------------------------------------------------------------------------------------
Total operating costs and expenses                            1,734,881        905,126        735,318
-----------------------------------------------------------------------------------------------------
Operating income                                                127,833         59,125         72,992
-----------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                            (98,875)       (43,189)       (32,593)
    Equity in earnings of affiliates (note 3)                    12,037         14,410         35,896
    Interest and dividend income                                 12,460          4,590          6,290
    Foreign currency gains (losses), net                            198         (1,089)         4,776
    Other income, net (note 15)                                  58,181         14,698         80,820
-----------------------------------------------------------------------------------------------------
Total other income (expense)                                    (15,999)       (10,580)        95,189
-----------------------------------------------------------------------------------------------------
Earnings before income taxes, minority interest and
    extraordinary item                                          111,834         48,545        168,181
Income taxes (note 9)                                            44,883         19,706         44,000
-----------------------------------------------------------------------------------------------------
Earnings before minority interest and extraordinary item         66,951         28,839        124,181
Minority interest (note 16)                                      33,138         22,637         21,409
-----------------------------------------------------------------------------------------------------
Earnings before extraordinary item                               33,813          6,202        102,772
Extraordinary loss on debt extinguishments (note 13)             (2,150)            --             --
-----------------------------------------------------------------------------------------------------
Net earnings                                                    $31,663         $6,202       $102,772
-----------------------------------------------------------------------------------------------------
Earnings per common share:
    Earnings before extraordinary item                            $0.40          $0.11          $1.90
-----------------------------------------------------------------------------------------------------
    Extraordinary loss on debt extinguishments                   $(0.03)            --             --
-----------------------------------------------------------------------------------------------------
    Net earnings                                                  $0.37          $0.11          $1.90
-----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 1996, 1995 and 1994


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Unrealized
                                   Convertible    Common    Common    Additional Cumulative     gain on
                                    Preferred     stock      stock     paid-in   translation    marketable   Retained
                                      Stock      Class A    Class B    capital    adjustment    securities   earnings      Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Balance at December 31, 1993        $      -       336       $  -      $ 18,065     $(15,280)     $    -     $108,543      $111,664

Issuance of 8,355,000 Class A
     Common shares                         -        84          -        98,538            -           -            -        98,622
Issuance of 14,990,000 Class B
     Common shares                         -         -        150        46,295            -           -            -        46,445
Translation adjustments                    -         -          -             -       14,068           -            -        14,068
Unrealized holding gain                    -         -          -             -            -       7,825            -         7,825
Cash dividends - Class A and
     Class B, $0.05 per share              -         -          -             -            -           -       (1,167)       (1,167)
Deemed dividend to Hollinger Inc.          -         -          -             -            -           -      (76,760)      (76,760)
Net earnings                               -         -          -             -            -           -      102,772       102,772
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994               -       420        150       162,898       (1,212)      7,825      133,388       303,469

Jerusalem Post adjustment                  -         -          -          (288)           -           -            -          (288)
Translation adjustments                    -         -          -             -       (2,775)          -            -        (2,775)
Unrealized holding gain                    -         -          -             -            -      (7,825)           -        (7,825)
Cash dividends - Class A and
     Class B, $0.10 per share              -         -          -             -            -           -       (3,175)       (3,175)
Dividends on redeemable
     preferred stock                       -         -          -             -            -           -         (271)         (271)
Deemed dividend to Hollinger Inc.          -         -          -             -            -           -          (93)          (93)
Net earnings                               -         -          -             -            -           -        6,202         6,202
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995               -       420        150       162,610       (3,987)          -      136,051       295,244

Issuance of 20,700,000
     Convertible Preferred Shares    195,104         -          -             -            -           -            -       195,104
Issuance of 27,600,000
     Class A Common Shares                 -       276          -       245,537            -           -            -       245,813
Cash dividends - Class A and
     Class B, $0.40 per share              -         -          -             -            -           -      (31,522)      (31,522)
Dividends on redeemable
     preferred stock                       -         -          -             -            -           -       (1,087)       (1,087)
Dividends on convertible
     preferred stock                       -         -          -             -            -           -       (9,620)       (9,620)
Translation adjustments                    -         -          -             -       28,244           -            -        28,244
Net earnings                               -         -          -             -            -           -       31,663        31,663
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996        $195,104      $696       $150      $408,147     $ 24,257      $    -     $125,485      $753,839
-----------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1996, 1995 and 1994

----------------------------------------------------------------------------------------------------------------
                                                                          1996            1995           1994
----------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Cash flows from operating activities:
   Net earnings                                                         $  31,663       $   6,202      $ 102,772
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                      92,853          52,388         45,200
        Deferred income taxes                                              (3,815)         (4,348)        13,816
        Amortization of debt issue costs                                   20,097              --             --
        Minority interest                                                  33,138          22,637         21,409
        Equity in earnings of affiliates, net of dividends received        (1,104)          1,418        (29,833)
        Gain on sale of investments                                       (53,518)        (11,968)       (80,592)
        (Gain) loss on sale of assets                                     (17,899)            290             --
        Amortization of deferred gain                                      (1,616)         (1,616)        (1,616)
        Unrealized foreign exchange gain on redeemable preferred stock       (481)           (257)        (2,745)
        Other                                                              22,336              --             --
   Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                                 (18,778)         (5,584)       (10,206)
      Inventories                                                          18,193         (12,537)        22,721
      Prepaid expenses and other current assets                            (1,351)        (10,041)           633
      Accounts payable                                                     (4,181)          7,779        (13,880)
      Accrued expenses                                                     75,134          (8,013)        (7,620)
      Accrued pension                                                      (7,991)         (1,351)         1,314
      Income taxes payable                                                 27,132         (14,586)        17,241
      Deferred revenue and other                                          (26,965)         (5,154)           837
----------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                     182,847          15,259         79,451
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                             (119,838)        (21,699)       (27,795)
   Proceeds from sale of property, plant and equipment                    195,186           1,625          3,163
   Proceeds on disposal of marketable securities                                -          17,700             --
   Purchase of subsidiaries' stock and other investments, net of
     cash acquired                                                       (780,167)        (57,283)       (12,889)
    Acquisitions, net of cash acquired                                   (331,525)        (97,232)      (227,321)
    Repayment of long-term receivables                                     11,855          10,393         10,295
    Proceeds on disposal of subsidiaries' stock and other investments     191,878              --        110,583
    Other                                                                   8,171           1,832         (7,682)
----------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                       $(824,440)      $(144,664)     $(151,646)
----------------------------------------------------------------------------------------------------------------




                                                                     (Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------
                                                                        1996          1995          1994
-------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Cash flows from financing activities:
    Repayment of debt                                                 $(328,531)       $(15,907)  $(121,407)
    Proceeds from issuance of bank debt                                 410,980          20,000     221,710
    Repayment of bank loans                                            (395,752)              -           -
    Proceeds from bank loans                                            734,335         131,589          --
    Payment of debt issue costs                                         (27,016)              -           -
    Change in borrowings from Hollinger Inc.                            (21,449)        (78,961)     55,203
    Net proceeds from issuance of equity                                440,917              --      98,622
    Issuance of common shares by a subsidiary                            21,816           4,131       2,193
    Dividends paid                                                      (42,502)         (3,175)     (1,167)
    Deemed dividend to Hollinger Inc.                                         -             (93)    (76,760)
    Dividends paid by subsidiaries to minority stockholders, net of     (33,399)
       related swap income                                                              (20,890)    (16,711)
    Other                                                                     -             257     (5,210)
-----------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                   759,399          36,951     156,473
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   6,934          (1,161)      8,096
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    124,740         (93,615)     92,374
Cash and cash equivalents at beginning of year                           23,810         117,425      25,051
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $ 148,550        $ 23,810   $ 117,425
-----------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1996 and 1995


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) PRINCIPLES OF PRESENTATION AND CONSOLIDATION

     Hollinger International Inc. (the Company) is a subsidiary of Hollinger Inc., a Canadian corporation. Hollinger Inc. owns 57.3% of the combined equity and 83.6 % of the combined voting power, excluding the Preferred Redeemable Increased Dividend Equity Securities (PRIDES) (Convertible preferred stock).

     On October 13, 1995, the Company and Hollinger Inc. consummated a reorganization of their international newspaper operations (the Reorganization). In summary, the Reorganization consisted principally of the Company's acquisition of the outstanding shares of DT Holdings Limited
     (DTH), a subsidiary of Hollinger Inc., through which Hollinger Inc. owned a 58.2% interest in The Telegraph plc (The Telegraph) and a 19.4% interest in Southam Inc. (Southam). In exchange for all of the ordinary shares of DTH, the Company issued to Hollinger Inc. 33,610,754 shares of Class A Common Stock and 739,500 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock), and paid Hollinger Inc. $13,832,000 in cash as a working capital adjustment.

     The reorganization represents a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interests basis, with the accompanying financial statements restated for all periods presented.

     In May and December 1996, subsidiaries of the Company acquired an additional 24,350,043 shares of Southam increasing the Company's indirect ownership interest in Southam to 50.7%. The accounts of Southam have been consolidated in the 1996 financial statements. Southam has been accounted for using the equity method in the 1994 and 1995 consolidated financial statements.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interest in the Telegraph was 100.0%, 64.0%, and 58.6% and in Southam was 50.7%, 19.4% and 19.4% at December 31, 1996, 1995, and 1994, respectively. Investments in less than majority-owned affiliated companies are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated on consolidation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     (b) DESCRIPTION OF BUSINESS

     The Company is engaged in the publishing, printing and distribution of newspapers and magazines in the United States, the United Kingdom, Canada and Australia through subsidiaries and affiliates. The Company's raw materials, mainly newsprint and ink, are available and not dependent on a single or limited number of suppliers. Customers range from individual subscribers to local and national advertisers.

     (c) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses
     during the reporting period.   Actual results could differ from those
     estimates.

     (d) CASH AND CASH EQUIVALENTS

     Cash equivalents consist of certain highly liquid investments with original maturities of three months or less.

     (e) INVENTORIES

     Inventories consist principally of newsprint which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method, except for newsprint inventories of certain subsidiaries which are accounted for using the last-in, first-out method
     (LIFO). At December 31, 1996 and December 31, 1995, approximately 13% and 26%, respectively, of the Company's newsprint inventories were valued using LIFO. If the FIFO method had been used, such newsprint inventories would have been $713,000 and $1,953,000, respectively, higher.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     (f) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management's estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the statement of operations if such a difference arose. The Company determined that no material permanent impairments had occurred at December 31, 1996.

     (g) DERIVATIVES

     The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. Amounts receivable under the interest rate cap agreement are accrued as a reduction of interest expense and amounts payable are accrued as interest expense. The interest rate differential on the swap arrangements related to preferred stock of subsidiaries is treated as an adjustment to the underlying dividends which are disclosed as minority interest. Interest rate differentials on all other swap arrangements are accrued as interest rates change over the contract period.

     (h) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, principally 25 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset and the lease term. Construction in progress for production facilities is not depreciated until facilities are in use.

     (i) INTANGIBLE ASSETS

     Intangible assets consist principally of circulation related assets, non-competition agreements with former owners of acquired newspapers, and the excess of acquisition costs over estimated fair value of net assets acquired (goodwill). The fair market value of intangible assets purchased is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives which do not exceed 40 years.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     (j) DEFERRED FINANCING COSTS

     Deferred financing costs consist of certain costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the remaining term of the related debt, up to ten years.

     (k) DEFERRED REVENUE

     Deferred revenue represents subscription payments which have not been earned and are recognized on a straight-line basis over the term of the related subscription. Costs incurred in connection with the procurement of subscriptions are expensed in the period incurred.

     (l) INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (m) FOREIGN CURRENCY TRANSLATION

     Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", (FAS 52).
     All assets, liabilities and minority interest are translated at year-end exchange rates, stockholders' equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing throughout the year. These exchange gains or losses are not included in earnings unless they are actually realized through a reduction of the Company's net investment in the foreign subsidiary. Gains and losses arising from the Company's foreign currency transactions are reflected in net earnings.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     (n) EARNINGS PER SHARE

     Net earnings per common share was determined by dividing net earnings, adjusted by the aggregate amount of dividends on the Company's preferred stock, by the applicable weighted average number of shares of both common stock outstanding and the common stock issuable on conversion of the convertible preferred stock, which for the year ended December 31, 1996, 1995 and 1994 was 82,798,882, 56,955,754 and 53,980,001, respectively.
     When dilutive, unexercised stock options of the Company are included as common stock equivalents using the treasury stock method.

     (o) STOCK-BASED COMPENSATION

     The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

     (p) RECLASSIFICATIONS

     Certain 1995 and 1994 amounts in the consolidated financial statements have been reclassified to conform to the 1996 presentation.


(2)  ACQUISITIONS AND DISPOSITIONS

     All acquisitions are accounted for using the purchase method of accounting. Based on estimated fair values of the acquired assets and liabilities, the purchase price including direct costs is allocated to working capital, property, plant and equipment, and intangible assets.

     (a) On March 31, 1994 the Company acquired all of the capital stock of The Sun-Times Company which, with its subsidiaries (the Chicago Sun-Times), publishes the Chicago Sun-Times and 61 suburban weekly and bi-weekly newspapers in the Chicago area. The purchase price of approximately $180,000,000 was paid in cash, of which $168,000,000 was applied to retire all existing long-term bank indebtedness of Chicago Sun-Times and the remaining $12,000,000 was paid to former equity holders of Chicago Sun-Times. Using the purchase method of accounting, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of the tangible assets acquired being recorded as identifiable intangibles and goodwill of $153,000,000. The results of Chicago Sun-Times have been included in the consolidated results of operations since the date of acquisition.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

         On December 23, 1994 the Company acquired for approximately $32,000,000 in cash all of the capital stock of Pulitzer Community Newspapers, Inc. (the Daily Southtown) which publishes the Daily Southtown, a daily newspaper, and News Marketer, a weekly free circulation publication, in south and south suburban Chicago. Using the purchase method of accounting, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of the tangible assets acquired being recorded as identifiable intangibles and goodwill of $11,000,000. The results of the Daily Southtown have been included in the consolidated results of operations from January 1, 1995.

         On September 20, 1995, October 3, 1995 and October 16, 1995, the Company consummated three separate agreements resulting in the acquisition of a total of 16 United States daily newspapers and related publications for approximately $95,000,000. These acquisitions were financed through the Company's then existing credit facility and new interim bank arrangements entered into on September 28, 1995. Using the purchase method of accounting, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of tangible assets acquired being recorded as identifiable intangibles and goodwill of $74,758,000. The results of the newspapers acquired have been included in the consolidated results of operations since the date of the acquisitions.

         On April 30, 1996, the Company completed a trade with Garden States Newspapers, Inc. The Company acquired the Tribune-Democrat in Johnstown, Pennsylvania in exchange for six small daily newspapers, several weekly newspapers and $31,400,000 in cash. On December 16, 1996, the Company completed an exchange of newspaper assets with Thomson Newspapers Inc. and Cox Newspapers Inc. through which the Company acquired the Mount Vernon Register News in Mount Vernon, Illinois, the Enid News in Enid, Oklahoma, and the Herald-Palladium in St. Joseph/Benton Harbor, Michigan and related publication in exchange for four daily newspapers in Indiana, a daily newspaper in Texas, related publications and approximately $32,400,000 in cash.

         These trades were recorded using the purchase method of accounting. The excess purchase price of $ 111,272,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill. The results of the newspapers acquired have been included in the consolidated results of operations since the date of acquisition. The pro forma effect of the current year acquisitions is determined to be immaterial.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     (b) In 1994 the Company sold 12,500,000 shares of the Telegraph for cash of $110,583,000 resulting in a gain, net of related costs, of $80,592,000 (note 15). In addition, in 1994 the Company acquired 2,270,000 shares of The Telegraph for cash consideration of $12,102,000.

         On October 13, 1995, The Company exercised its option to purchase from the Trustee of The Telegraph Newspaper Trust, 7,000,000 ordinary shares of The Telegraph at a price of Pound 4.50 per share for an aggregate purchase price of Pound 31,500,000 ($49,663,000). The purchase was made on October 20, 1995 and financed through interim bank indebtedness of the Company. In addition, in December 1995, the Company acquired an additional 995,000 ordinary shares of the Telegraph at a price per share of Pound 4.50, aggregating approximately $6,956,000.

         On July 31, 1996, the Company acquired all of the outstanding ordinary shares of The Telegraph which it did not already own. The purchase price for the shares was Pound 5.60 ($8.68) per share, plus a special cash dividend of 10p ($0.15) per share. The total consideration paid by the Company (including the special dividend paid to holders of Telegraph minority shares and the net amount payable in respect of outstanding Telegraph options) was approximately $455,100,000. As a result, The Telegraph became an indirect wholly owned subsidiary of the Company. On the same date, The Telegraph changed its name to the Telegraph Group Limited and canceled its listing on the London Stock Exchange. Using the purchase method of accountings, the purchase price was allocated to assets acquired based on their estimated fair values. This treatments resulted in the excess purchase price over the estimated fair value of tangible assets acquired being recorded as identifiable intangibles and goodwill of $343,395,000.

     (c) During 1996, the Company, through subsidiary companies, acquired an additional 24,350,043 shares of Southam, representing a 30.9% interest. The acquisitions are described in note 3(b).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     (d) The pro forma consolidated results of operations giving effect to the acquisitions of the additional Southam interest and the buyout of the Telegraph minority as if they had occurred as of the beginning of each period:


------------------------------------------------------------------
                                               1996         1995
------------------------------------------------------------------
                                                (in thousands,
                                            except per share data)
              Net revenue                    $1,862,714  1,709,745
              Net earnings                       14,673    (50,218)
              Net earnings per common share        0.16      (0.88)
------------------------------------------------------------------


     (e) On December 16, 1996, the Company announced The Telegraph had agreed conditionally to sell its 24.7% interest in Fairfax. The disposal is described in note 3(a).

     (f) In 1996, in three separate acquisitions Southam acquired a total of 15 Canadian daily newspapers and related publications. The total cost of these acquisitions of $182.5 million was financed through use of existing cash and drawdown of existing credit facilities. Using the purchase method of accounting, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of tangible assets acquired being recorded as identifiable intangibles and goodwill of $161.9 million. The results of the newspapers acquired have been included in the consolidated results of operations since the date of the acquisitions.

         In 1996, Southam sold certain operating divisions for proceeds of $116.1 million. The gain recognized by Southam was $59.3 million. The Company had recorded identifiable goodwill on acquisition of Southam in respect of these operating divisions. This goodwill was written off reducing the Company's share of the gain to zero.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(3)  INVESTMENTS IN AFFILIATES


---------------------------------------------------------------------
                                                      1996     1995
---------------------------------------------------------------------
                                                      (in thousands)

           John Fairfax Holdings Limited (Fairfax)  $181,001  264,554
           Southam Inc.                                    -  191,099
           Joint ventures                             17,460    7,874
---------------------------------------------------------------------
                                                    $198,461  463,527
---------------------------------------------------------------------

     (a) JOHN FAIRFAX HOLDINGS LIMITED

     On December 16, 1996, the Company announced that Daily Telegraph Holdings BV ("DTH BV"), a Dutch subsidiary of The Telegraph, had agreed conditionally to sell its 24.7% interest in Fairfax to three Australian subsidiaries of Brierley Investments Limited ("BIL") of New Zealand. The first tranche of the sale consisted of a 12.0% interest and was completed on December 20,1996 for gross cash proceeds of A$254.8 million ($202.3 million). The second tranche consisted of a 7.9% interest, including seven million non-voting convertible debentures and was completed on January 10, 1997 for gross cash proceeds of A$192.2 million ($150.3 million). On January 10, 1997 the Company sold its remaining 4.8% interest in Fairfax to SNCFE Limited, a Hong Kong affiliate of Merrill Lynch & Co. for a promissory note of A$105.9 million ($82.8 million). The promissory note is secured by the 4.8% interest in the ordinary shares of Fairfax that were sold. The promissory note may be paid in cash or by redelivery of the Fairfax shares and matures on the earliest of (i) March 1, 1997, (ii) three days after the date of an extraordinary meeting of the shareholders of Fairfax called by BIL, or (iii) the date the purchaser disposes of any shares of Fairfax so acquired. On February 21, 1997 BIL called an extraordinary meeting of

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES shareholders to request approval for its purchase of the remaining 4.8% of Fairfax ordinary shares secured by the promissory note. The approval was denied. Subsequently, the Company and SNCFE Limited agreed to extend the terms of the promissory note to mature on the earliest of (i) of April 6, 1997 or (ii) the date the purchaser disposes of any shares of Fairfax so acquired. Total gross proceeds from the entire sale are expected to approximate A$552.9 million ($435.4 million). The sale of the second tranche will be recorded in 1997 with the sale of the third tranche reflected in the period such sale is consummated. At December 31, 1996, the remaining interest in Fairfax held by The Telegraph was 12.8%.

     While Fairfax has a June 30 year end for its financial reporting purposes, the Company's equity in the earnings of Fairfax is for the 12 months ended December 31. Selected financial information in Australian dollars and in accordance with Australian generally accepted accounting principles reported by Fairfax in its annual report for the years ended June 30, 1996, 1995 and 1994 is as follows:


----------------------------------------------------------------------------
                                      1996           1995             1994
----------------------------------------------------------------------------
                                                (in thousands)
   Statements of Operations Data:
       Operating revenues          A$1,006,148       A$948,433   A$  846,592
       Operating income                151,611         216,491       168,573
       Net earnings                     87,429         147,078       185,672
   Balance Sheet Data:
       Current assets                  195,018         162,460
       Total assets                  2,223,117       2,084,239
       Current liabilities             337,335         210,176
       Total liabilities             1,137,070       1,010,553
       Stockholders' equity          1,086,047       1,073,686
----------------------------------------------------------------------------


     (b) SOUTHAM INC.

     In 1993, the Company acquired 14,290,000 common shares of Southam, representing 18.7% of Southam's then outstanding common shares, for Cdn.$260.0 million ($203.0 million). In 1994 the Company and The Telegraph each acquired an additional 250,000 common shares of Southam for an aggregate price of Cdn.$7.3 million ($5.4 million).

     On May 24, 1996, the Company acquired from Power Corporation of Canada (Power), 16,349,743 common shares of Southam representing approximately 21.5% of Southam's then outstanding common shares, for an aggregate consideration of Cdn.$294.3 million ($214.1 million). The acquisition was financed through a short-term facility with a Canadian chartered

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES bank. On December 11, 1996, the Company purchased an additional 8,000,300 shares of Southam representing approximately 10.4% of Southam's then outstanding common shares for an aggregate consideration of Cdn.$160.0 million ($117.4 million). The acquisition was financed through short term bank facilities and working capital. The 1996 acquisitions increased the Company's indirect equity interest in Southam to 50.7%. The accounts of Southam have been consolidated in the 1996 financial statements. Southam has been accounted for using the equity method in the 1994 and 1995 consolidated financial statements.

     Using the purchase method of accounting the total purchase price of the Company's 50.7% indirect interest was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of the tangible assets acquired being recorded as identifiable intangibles and goodwill of $573.3 million. Such allocation of purchase price is subject to change based on the finalization of the valuation of Southam's post-retirement benefits.

     714,500 Southam common shares indirectly owned by the Company are pledged as collateral securing certain Hollinger Inc. debentures in the principal amount of Cdn.$102.0 million due November 1, 1998 (Southam-Linked Debentures). In the event that Hollinger Inc. does not deliver clear legal title to such shares on or prior to April 1, 1999, or upon demand, approximately one-half of the Company's indirect equity interest in Southam would be subject to the rights of the Holders of the Southam-Linked Debentures.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     Selected financial information in Canadian dollars and in accordance with generally accepted accounting principles in Canada as reported by Southam in its annual report for 1996, 1995 and 1994 is as follows:



-----------------------------------------------------------------------------------
                                        1996              1995              1994
-----------------------------------------------------------------------------------
                                                 (in thousands)
Statement of Operations Data:
    Operating revenues         Cdn.$  1,095,650  Cdn.$  1,022,345  Cdn.$  1,202,359
    Operating income (loss)             131,848          (60,589)           131,948
    Net earnings (loss)                  94,011          (53,422)            44,008
Balance Sheet Data:
    Current assets                      304,315           229,066
    Total assets                      1,106,800           823,115
    Current liabilities                 205,801           217,635
    Total liabilities                   649,261           463,851
    Stockholders' equity                457,539           359,264
-----------------------------------------------------------------------------------


     (c) JOINT VENTURES

     The Telegraph has a 50% interest in two printing joint ventures, West Ferry Printers and Trafford Park Printers. These joint ventures operate printing plants in which The Telegraph and the other joint venturers' newspapers are printed on a break even basis.

     The Chicago Sun Times owns a 50% interest in a joint venture which operates a news service focusing primarily on Chicago area stories.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     (d) EQUITY IN EARNINGS OF AFFILIATES

     Equity in earnings of affiliates is comprised of the following:



---------------------------------------------------------------------------------------
                                                             1996      1995      1994
---------------------------------------------------------------------------------------
                                                                     (in thousands)

Fairfax                                                  $   11,126     24,662   31,847
Southam                                                           -    (10,968)   3,522
Joint ventures                                                  911        716      527
---------------------------------------------------------------------------------------
                                                         $   12,037     14,410   35,896
---------------------------------------------------------------------------------------

Equity in earnings of Fairfax is computed as follows:

---------------------------------------------------------------------------------------
                                                            1996     1995       1994
---------------------------------------------------------------------------------------
                                                                     (in thousands)

Share of net earnings as reported by Fairfax             $   12,777     22,779   33,821
Consolidation and U.S. GAAP adjustments                      (1,651)     1,883   (1,974)
---------------------------------------------------------------------------------------
                                                         $   11,126     24,662   31,847
---------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     Equity in earnings of Southam for the year ended December 31, 1995 and for the nine months ended December 31, 1994 is computed as follows:



---------------------------------------------------------------------------------------
                                                                       1995     1994
---------------------------------------------------------------------------------------
                                                                       (in thousands)
Share of operating results as reported by Southam:
     Income before special charge                                     $  8,426    9,179
     Special charge                                                    (17,324)       -
     Tax (expense) benefit                                               3,189   (3,363)
     Loss from discontinued operations, net of tax                      (2,084)       -
Consolidation and U.S. GAAP adjustments                                 (3,175)  (2,294)
---------------------------------------------------------------------------------------
                                                                      $(10,968)   3,522
---------------------------------------------------------------------------------------



(4)  OTHER INVESTMENTS

---------------------------------------------------------------------------------------
                                                                        1996     1995
---------------------------------------------------------------------------------------
                                                                       (in thousands)

    Investment in Argsub Limited                                      $402,214  102,606
    Note receivable from West Ferry                                     29,020   36,968
    Advances under printing contracts with joint ventures               40,677   31,242
    Other                                                               15,636    7,521
---------------------------------------------------------------------------------------
                                                                      $487,547  178,337
---------------------------------------------------------------------------------------


      (i) On December 29, 1995, DTH transferred all outstanding FDTH Preference shares which it then held (with an aggregate redemption amount of Cdn.$140 million ($102.6 million)) to Argsub Limited (Argsub), in exchange for newly issued preference shares (with an aggregate redemption of Cdn.$140 million ($102.6 million)) of Argsub. Argsub is a wholly owned English subsidiary of Argus Corporation Limited. Argus Corporation Limited is a Canadian corporation, all the voting stock of which is indirectly owned or controlled by the principal shareholder of Hollinger Inc.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

           On September 30, 1996, FDTH issued 600 Fourth Preference Shares Series 1996 (with an aggregate redemption amount of $300 million) to Argsub in exchange for 600 newly issued Second Preference Shares, Series 1996 of Argsub (with an aggregate redemption amount of $300 million). Both series of Argsub shares have terms substantially identical to those of the FDTH shares for which they were exchanged.

     (ii) The note receivable from West Ferry represents amounts due to The Telegraph following the granting of rights to West Ferry equivalent to ownership of certain of The Telegraph's fixed assets. These fixed assets have been treated as if they had been sold outright with the long-term element of the note receivable included in investments. The current portion of the note receivable was $11,727,000 and $10,388,000 for 1996 and 1995, respectively, and is included in accounts receivable. The income related to this note is computed based on the effective interest rate method.

     (iii) Advances under printing contracts represent loans to the joint venture by way of amounts prepaid under The Telegraph's printing contracts.


(5) PROPERTY, PLANT AND EQUIPMENT



--------------------------------------------------------------------------
                                                           1996     1995
--------------------------------------------------------------------------
                                                          (in thousands)

     Land                                              $   56,313   26,774
     Building and leasehold interests                     194,880   85,394
     Machinery and equipment                              588,001  182,471
     Construction in progress                              69,200    1,074
--------------------------------------------------------------------------

                                                          908,394  295,713
     Less accumulated depreciation and amortization       402,492  102,306
--------------------------------------------------------------------------
                                                       $  505,902  193,407
--------------------------------------------------------------------------


     Depreciation and amortization of property, plant and equipment totaled $55,417,000, $25,174,000 and $20,522,000 in 1996, 1995 and 1994,
     respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(6)  BANK LOANS

     On September 28, 1995, the Company entered into an agreement with two banks that provided for up to $130,000,000 in borrowings under a revolving credit facility terminating September 6, 1996. At December 31, 1995, borrowings under this facility were $130,000,000. This loan was repaid in February 1996. Interest on the bank loan was based on the bank's prime rate or a rate based on those offered in the Eurodollar interbank borrowing market in London, England, plus, in each case, an applicable margin.

     The Telegraph had a revolving short term bank agreement which terminated in November 1996. Borrowings under this agreement were Pound 11,500,000 ($17,866,000) at December 31, 1995. Interest was based on LIBOR plus an applicable margin. The borrowings were repaid and the agreement terminated in August 1996 in conjunction with the buyout of The Telegraph minority shareholders.

     In May 1996, the Company, through a subsidiary, entered into a short-term facility with a Canadian chartered bank in the amount of Cdn.$300 million (the Southam Facility). The Southam Facility is secured by, among other things, a guarantee by Hollinger Inc. and a pledge of 16,349,743 Southam shares. The Hollinger guarantee is secured by a pledge of 7,539,028 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock of the Company held by Hollinger Inc. The maturity date of the loan is March 31, 1997 or earlier upon the occurrence of certain events, namely
     (i) one banking day prior to the maturity date of the Publishing Credit Facility, which is currently scheduled to mature on April 7, 1997; (ii) one banking day prior to the maturity date of the FDTH Credit Facility, which is currently scheduled to mature on April 7, 1997; or (iii) the closing date of any equity issue, debt financing, public or private placement or high yield financing completed by the Company or any of its subsidiaries or by Hollinger Inc. or certain of its Canadian subsidiaries. Net proceeds of any financing referred to in (iii) above must be applied as a permanent prepayment of the Southam Facility. The Company borrowed $218.8 million (Cdn.$298.8 million) under the facility and the proceeds of the facility were used to acquire the additional 21.5% interest in Southam. At December 31, 1996 $155.0 million (Cdn.$ 212.3 million) was outstanding under this facility. Interest on the Southam facility is based on a high yield rate set by the bank and at December 31, 1996 was 10.0%.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     In May 1996, Hollinger International Publishing Inc. (Publishing) entered into an amended and restated credit agreement (the Amended Publishing Credit Facility) with a certain lender, which consisted of a secured non-amortizing revolving credit facility. The facility is for a maximum amount of $160 million and matures on April 7, 1997. At December 31, 1996 $157.0 million was outstanding under this facility. Interest is based on a floating rate equal to either the Base Rate (equal to higher of (i) a specified publicly announced commercial lending rate and (ii) the federal funds effective rate plus 0.5% plus a margin of 1.25%) or the reserve adjusted Eurocurrency rate plus a margin of 2.25%. The interest rate at December 31, 1996 was 7.88%. The facility is guaranteed by the Company. The facility was used to finance the acquisition of the Telegraph minority shares.

     Also, in May 1996, FDTH entered into a credit agreement (the FDTH Credit Facility) with certain lenders, which consisted of a secured non-amortizing revolving credit facility. The facility is for a maximum of Pound 250 million ($428.1 million) and matures on April 7, 1997. At December 31, 1996 $191.3 million was outstanding under this facility. Interest is based on a floating rate equal to the reserve adjusted LIBOR rate plus 2.50%. The interest rate at December 31, 1996 was 8.72%. The facility is guaranteed by the Company. The facility was used to finance the acquisition of the Telegraph minority shares and pay outstanding indebtedness of the Telegraph.

     During the first quarter of 1997 the Company intends to replace approximately $400 million in bank loans with long term securities.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(7) LONG-TERM DEBT



-----------------------------------------------------------------------------
                                                            1996      1995
-----------------------------------------------------------------------------
                                                           (in thousands)
  Hollinger International Publishing:
      Senior Subordinated Notes due 2006                    $250,000        -
  US Newspaper Group:
      Senior secured notes due 1997-2000                     135,000  150,000
      Bank loans due 1996-2001                                     -  160,000
      Amounts due under non-interest bearing
         non-competition agreements due 1997-2004              7,445   10,584
      Other due 1997-2006
         (at varying interest rates up to 9%)                  3,344      788
  The Telegraph:
      Bank loans                                                   -  135,714
      Obligations under capital leases (note 8)               15,947   16,700
      Other                                                    8,830        -
  Southam:
      Promissory notes due 1999-2002
         (at varying interest rates up to 6.0%)              188,000        -
      Notes due 1999-2005
         (at varying interest rates up to 9%)                101,982        -
-----------------------------------------------------------------------------

                                                             710,548  473,786
  Less current portion included in current liabilities        35,285   27,552
-----------------------------------------------------------------------------

                                                            $675,263  446,234
-----------------------------------------------------------------------------


     (a) (i) Senior Secured Notes (Notes) are secured by (1) a pledge of the capital stock and certain promissory notes of the subsidiaries of American Publishing (1991) Inc., (2) the general intangibles of such subsidiaries and (3) a guarantee by Hollinger Inc. The Notes are repayable in annual installments from September 1, 1997 through September 1, 2000 and bear interest at rates ranging from 10.24% to 10.53%.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

       (ii) A subsidiary of the Company entered into an agreement with six banks providing for maximum borrowings of $100,000,000. At December 31, 1995, borrowings under this facility were $94,000,000. This loan was repaid in February 1996. Interest on the bank loans was based on the bank's prime rate, a rate based on those offered in the Eurodollar interbank market in London, England or the federal funds rate plus, in each case, an applicable margin.

             Pursuant to a requirement in the financing arrangement, the Company had entered into an interest rate swap contract of $25,000,000 of bank debt through June 29, 2000. The effect of this contract was to fix the effective interest rate on $25,000,000 of this debt at 7.79%. This swap agreement was bought out in conjunction with the debt payoff.

       (iii) Chicago Sun-Times entered into an agreement with two banks that provided for up to $80,000,000 in borrowings under a two-year revolving credit facility. At December 31, 1995, borrowings under the revolving credit agreement were $66,000,000. This loan was repaid in February 1996. Interest on the bank loan was based on the bank's prime rate or a rate based on those offered in the Eurodollar interbank borrowing market in London, England plus, in each case, an applicable margin.

             Pursuant to a requirement in the financing arrangement, the Company had entered into an interest rate swap contract on $25,000,000 of bank debt through June 19, 2000. The effect of this contract was to fix the effective interest rate on $25,000,000 of this debt at 7.77%. The Company also entered into a financing arrangement which capped the effective interest rate on $40,000,000 of this debt at 11.45% through June 21, 1996. These swap agreements were bought out in conjunction with the debt payoff.

       (iv)  In February 1996, the Company through its subsidiary,
             Publishing, sold $250,000,000 million of 9.25% Senior Subordinated Notes (Subordinated Notes). Interest on the Subordinated Notes is payable semiannually on February 1 and August 1 of each year. The Subordinated Notes mature on February 1, 2006 and are redeemable at the option of Publishing, in whole or in part, at any time on or after February 1, 2001, at set redemption prices based on a percentage of the principal plus any accrued and unpaid interest, if any, to the date of redemption. The Subordinated Notes are guaranteed by the Company.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

      (b) The Telegraph had the following separate unsecured bank loans, which were repaid in August 1996 as part of the buyout of The Telegraph minority:

            (i) A loan of A$45,100,000 repayable in 1997. The interest rate was based on LIBOR plus 0.5%.

            (ii) A loan of Pound 40,000,000 repayable in 1998. The interest rate was based on LIBOR plus an applicable margin.

            (iii) A loan of A$53,750,000 repayable in 1998. The interest rate was based on LIBOR plus an applicable margin.

      (c) Southam has Cdn.$300.0 million credit facilities with its banks. For Cdn.$135.0 million of the facilities, an initial revolving period extends to December 31, 1997 and is extendible for successive 364-day periods. The revolving period is followed by a non-revolving four year term. For Cdn.$165.0 million of the facilities, an initial term extends to December 31, 1998 after which it converts to a reducing term loan with equal annual reductions in availability until expiration on December 31, 2002. The credit facilities are used to support short-term promissory note issuances, capital expenditures, acquisitions and for general corporate purposes. The amount borrowed at December 31, 1996 was $188.0 million.

           Southam has converted a portion of its variable rate interest exposure to fixed rate by entering into a ten year Cdn.$25.0 million fixed rate interest swap at 8.7%, maturing May 2004. Southam pays interest at the fixed rate and it receives interest based on the three month bankers acceptance rate, which is reset quarterly, on the nominal principal.

      (d) The Company's agreements with banks and other debtors contain various restrictive provisions relating to maintenance of certain financial ratios, restrictions on additional indebtedness, occurrence of certain corporate transactions and limitations on the amount of capital expenditures and restricted payments (which generally include dividends and management fees). At December 31, 1996, the Company was in compliance with the aforementioned restrictive provisions.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

      (e) Principal amounts payable on long-term debt, excluding obligations under capital leases, are: 1997 - $32,553,000, 1998 - $40,859,000, 1999 - $50,422,000, 2000 - $114,973,000, and 2001 -
           $125,881,000.

      (f)  Interest paid for 1996, 1995 and 1994 was $71,302,000,
           $39,234,000 and $33,194,000, respectively.


(8)  LEASES

     The following summarizes assets held under capital leases which are included in property, plant and equipment:



---------------------------------------------------------------
                                                1996     1995
---------------------------------------------------------------
                                               (in thousands)
           Machinery and equipment              $6,911    6,270
           Less accumulated amortization         6,911    6,270

---------------------------------------------------------------
                                                $    -        -
---------------------------------------------------------------


     The Company also leases various facilities and equipment under noncancelable operating lease arrangements. Rental expense under all operating leases was approximately $16,073,000, $11,387,000 and $11,072,000 in 1996, 1995 and 1994, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     Minimum lease commitments together with the present value of obligations at December 31, 1996 are as follows:



----------------------------------------------------------------------------
                                                          Capital  Operating
                                                          leases    leases
----------------------------------------------------------------------------
                                                          (in thousands)

    1997                                                   $4,317    $14,549
    1998                                                    4,317     12,358
    1999                                                    4,317     11,228
    2000                                                    4,317     10,092
    2001                                                    3,237      9,070
    Later years                                                 -    119,520
----------------------------------------------------------------------------
                                                           20,505   $176,817
                                                                    --------
    Less imputed interest and executory costs               4,558
-------------------------------------------------------------------
    Present value of net minimum payments                  15,947
    Less current portion included in current liabilities    2,732
-------------------------------------------------------------------
    Long-term obligations                                 $13,215
-------------------------------------------------------------------


     Minimum lease payments have been reduced for rental income from noncancelable subleases by approximately $88,000 in 1997 and lesser amounts thereafter (total reductions $308,000).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(9)  INCOME TAXES

     U.S. and foreign components of earnings before income taxes, minority interest, and extraordinary item are presented below:





------------------------------------------------------------------------------------------------------
                                                                     1996         1995        1994
------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

U.S.                                                              $  35,708       3,462         16,457
Foreign                                                              76,126      45,083        151,724
------------------------------------------------------------------------------------------------------
                                                                  $ 111,834      48,545        168,181
------------------------------------------------------------------------------------------------------

Income tax expense for the periods shown below consists of:

------------------------------------------------------------------------------------------------------
                                                                    Current     Deferred     Total
------------------------------------------------------------------------------------------------------
                                                                             (in thousands)

Year ended December 31, 1996:
  U.S. Federal                                                    $     810      13,192         14,002
  Foreign                                                            19,621       8,154         27,775
  State and local                                                         -       3,106          3,106
------------------------------------------------------------------------------------------------------
                                                                  $  20,431      24,452         44,883
------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:
  U.S. Federal                                                    $   2,619        (749)         1,870
  Foreign                                                            20,701      (3,492)        17,209
  State and local                                                       734        (107)           627
------------------------------------------------------------------------------------------------------
                                                                  $  24,054      (4,348)        19,706
------------------------------------------------------------------------------------------------------

Year ended December 31, 1994:
  U.S. Federal                                                    $   3,490           -          3,490
  Foreign                                                            25,976       13,816        39,792
  State and local                                                       718            -           718
------------------------------------------------------------------------------------------------------
                                                                  $  30,184       13,816        44,000
------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 1996, 1995 and 1994 as a result of the following:




------------------------------------------------------------------------------------------------------
                                                                     1996          1995         1994
------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Computed "expected" tax expense                                     $ 39,141       16,991       58,863
Increase (reduction) in income taxes resulting from:
   Nondeductible expenses for income tax purposes                      7,027        3,170        2,403
   Resolution of foreign tax issues                                        -       (3,492)           -
   Results of foreign subsidiaries for which income tax
     benefit (expense) has not been recognized                         4,284        3,327       (1,856)
   Alternative minimum tax                                                 -            -          771
   Additional U.S. taxes on foreign earnings                           1,750        1,050            -
   U.S. state and local income taxes, net of federal benefit           1,889          411          470
   Impact of taxation at different foreign rates, repatriation
     and other                                                           648         (945)     (14,764)
   Utilization of net operating loss carryforwards and
     investment tax credits for which no previous
     benefit has been recognized                                           -       (1,520)      (2,613)
   Advance corporation tax recovery                                   (1,880)           -            -
   Difference arising on sale of Fairfax interest                     (7,963)           -            -
   Other                                                                 (13)         714          726

------------------------------------------------------------------------------------------------------
                                                                     $44,883       19,706       44,000
------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:





-----------------------------------------------------------------------------
                                                              1996      1995
-----------------------------------------------------------------------------
                                                              (in thousands)

  Deferred tax assets:
      Accounts receivable, principally due to allowance
         for doubtful accounts                                $6,014    1,181
      Accrued compensation including vacation, bonus,
         severance and deferred compensation                  32,153    3,717
      Excess of tax over book basis                            6,278        -
      Net operating loss carryforwards                        14,453    2,109
      Accrued medical and workers' compensation claims         4,011    3,075
      Basis in subsidiaries, tax in excess of book             5,257    5,257
      Prepaid expenses                                         3,237        -
      Advance corporation tax receivable                       8,680   10,382
-----------------------------------------------------------------------------

  Gross deferred tax assets                                   80,083   25,721
  Less valuation allowance                                   (10,897)  (4,566)
-----------------------------------------------------------------------------

  Net deferred tax assets                                     69,186   21,155
-----------------------------------------------------------------------------

  Deferred tax liabilities:
      Property, plant and equipment, principally due to
         differences in depreciation                          37,007   15,663
      Intangible assets, principally due to differences in
         basis and amortization                               54,871   30,300
      Foreign exchange basis differences                      12,448    8,567
      Long term advances under printing contract              13,424    3,466
      Prepaid expenses                                             -   10,310
      Unremitted earnings of a foreign equity investment      11,433   19,776
      Other                                                   10,708    5,363
-----------------------------------------------------------------------------

  Gross deferred tax liabilities                             139,891   93,445
-----------------------------------------------------------------------------

  Net deferred taxes                                         $70,705   72,290
-----------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     A valuation allowance is provided when it is more likely than not that some portion of all of the deferred assets will not be realized. In 1995, the Company established a valuation allowance primarily for net operating loss carryforwards and other deferred tax assets. From 1995 to 1996 the valuation allowance increased by a net $6,331,000. The change was primarily due to the inclusion of net operating loss carryforwards of Southam of $26,000,000. A full valuation allowance against the net operating loss carryforwards has been assessed.

     Jerusalem Post has net operating loss and other credit carryforwards of approximately $3,869,000 for Israeli tax purposes which do not have expiration dates and may be used to reduce future Israeli income taxes.

     Total income taxes paid in 1996, 1995 and 1994 amounted to $22,509,000, $34,180,000 and $17,776,000 respectively.


(10) FINANCIAL INSTRUMENTS

     The Company has entered into various types of financial instruments in the normal course of business. Fair value estimates are made at a specific point in time, based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk and the country of origin. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, may not represent actual values of the financial instruments that could be realized in the future.

     At December 31, 1996 and 1995, the comparison of the carrying value and the estimated fair value of the Company's financial instruments was as follows:



-------------------------------------------------------------------------------
                                                1996                1995
                                         ------------------  ------------------
                                         Carrying    Fair    Carrying    Fair
                                          value     value     value     value
-------------------------------------------------------------------------------
                                                   (in thousands)

Long-term debt                           $694,601  $564,658  $457,086  $461,434
Redeemable preferred stock                605,579   593,947   306,452   297,128
Interest rate swaps, currency swaps and
    forward exchange  contracts                 -     8,722         -     6,153
-------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     The fair value of the interest rate swaps, currency swaps and forward exchange contracts is the estimated amount that the Company would pay to terminate the agreements (notes 7 and 12). The carrying value of all other financial instruments at December 31, 1996 and 1995 approximate their estimated fair values.


(11) EMPLOYEE BENEFIT PLANS

          DEFINED CONTRIBUTION PLANS

     The Company sponsors six domestic defined contribution plans, one of which has provisions for Company matching contributions. Under the Company's matching program for the one plan, $246,000, $225,000 and $185,000 was contributed for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan, for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives. Contributions to each of the plans were as follows:



----------------------------------------------------------------------------
                                                1996        1995       1994
----------------------------------------------------------------------------
                                                       (in thousands)

   The Telegraph Staff Pension Plan          $  5,176      6,970       4,719
   The Telegraph Executive Pension Scheme       1,005        805       1,267
----------------------------------------------------------------------------


     The Telegraph plans' assets consist principally of U.K. and overseas equities, unit trusts and bonds.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

DEFINED BENEFIT PLANS

     The Company has nine domestic single-employer defined benefit plans and contributes to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company's contributions to these plans for the years ended December 31, 1996, 1995, and 1994 were:



------------------------------------------------------------------
                                      1996        1995       1994
------------------------------------------------------------------
                                             (in thousands)

              Single-employer plans  $4,558     2,467        1,367
              Multi-employer plans    2,052     1,886        1,343
------------------------------------------------------------------


     The Telegraph has a defined benefit plan, which was closed on July 1, 1991 and provides only benefits accrued up to that date. The liabilities of the scheme have been actuarially valued as at December 31, 1996. At that date the market value of the scheme's assets was $66,437,000, representing 102% of the estimated cost of purchasing the plan's benefits from an insurance company. The actuary assumed a discount rate of 7.62%. Increases to pension payments are discretionary and are awarded by the trustees, with The Telegraph's consent, from surpluses arising in the fund from time to time. The Telegraph agreed to make ex gratia payment to pensioners equivalent to a 2.2% increase for the year commencing April 1, 1995. Contributions to the trust were $2,480,000 and $751,000 for 1995 and 1994, respectively, and there were no contributions made in 1996.

     Pursuant to the West Ferry joint venture agreement, The Telegraph has a commitment to fund 50% of the obligation under West Ferry's defined benefit plan.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

SINGLE-EMPLOYER PENSION PLANS

     The benefits under the Company's single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plan's assets consist principally of marketable equity securities and corporate and government debt securities.

     Pension expense for the plans include the following components:



------------------------------------------------------------------------------------------------------
                                                                            1996       1995     1994
------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

Service cost - benefits earned during the period                          $  1,499     1,084       947
Interest on projected benefit obligation                                     9,311     8,819     7,084
Expected return on assets                                                  (10,949)   (7,987)   (6,685)
Net amortization and deferral                                                1,539      (139)     (283)
------------------------------------------------------------------------------------------------------

Net periodic pension expense                                              $  1,400     1,777     1,063
------------------------------------------------------------------------------------------------------


The funded status of the plans and the amounts recognized in the Company's consolidated financial statements are as follows:

------------------------------------------------------------------------------------------------------
                                                                                    Funded    Unfunded
------------------------------------------------------------------------------------------------------
Year ended December 31, 1996                                                         (in thousands)

     Actuarial present value of benefit obligations - vested benefit
         obligation                                                               $  (73,039)  (51,078)
------------------------------------------------------------------------------------------------------
     Accumulated benefit obligation                                               $  (73,083)  (53,524)
------------------------------------------------------------------------------------------------------
     Projected benefit obligation                                                 $   73,329    58,009
     Plan assets at fair value                                                        75,200    48,807
------------------------------------------------------------------------------------------------------
     Projected benefit obligation in excess (deficit) of plan assets                   1,871    (9,202)
     Unrecognized net loss                                                                 -     1,019
------------------------------------------------------------------------------------------------------
     Accrued pension liability                                                    $    1,871    (8,183)
------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------
                                                                                    Funded    Unfunded
------------------------------------------------------------------------------------------------------
Year ended December 31, 1995                                                        (in thousands)
     Actuarial present value of benefit obligations - vested benefit
         obligation                                                              $  (60,355)   (48,417)
------------------------------------------------------------------------------------------------------
     Accumulated benefit obligation                                              $  (60,355)   (51,021)
------------------------------------------------------------------------------------------------------
     Projected benefit obligation                                                $   60,355     55,576
     Plan assets at fair value                                                       60,748     42,770
------------------------------------------------------------------------------------------------------
     Projected benefit obligation in excess (deficit) of plan assets                    393    (12,806)
     Unrecognized net loss                                                                -      1,894
------------------------------------------------------------------------------------------------------
     Accrued pension liability                                                   $      393    (10,912)
------------------------------------------------------------------------------------------------------


The projected benefit obligation related to the Company's domestic plans was determined using the following assumptions:



------------------------------------------------------------------------------------------------------
                                                                              1996     1995      1994
------------------------------------------------------------------------------------------------------
Discount rate                                                                 7.0%      7.5%      9.0%
Long-term rate of return on plan assets                                       9.0%      9.0%      9.0%
Compensation increase                                                         3.0%      3.0%      3.0%
------------------------------------------------------------------------------------------------------

The assumptions used for The Telegraph's plan were as follows:

------------------------------------------------------------------------------------------------------
                                                                              1996     1995      1994
------------------------------------------------------------------------------------------------------
Discount rate                                                                7.62%     7.68%     8.25%
Long-term rate of return on plan assets                                      7.62%     7.68%     8.25%
------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

        MULTI-EMPLOYER PENSION PLANS


     Certain U.S. employees are covered by union-sponsored multi-employer pension plans, all of which are defined benefit plans. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man hours worked. Pension expense for these plans was $ 2,052,000, $1,886,000 and $1,343,000 for the years ended December 31, 1996, 1995, 1994, respectively. The passage of the Multi-employer Pension Plan Amendments Acts of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of the amounts provided for in the collective bargaining agreements. Generally, liabilities are contingent upon withdrawal or partial withdrawal from the plans. The Company has not undertaken to withdraw or partially withdraw from any of the plans as of December 31, 1996. Under the Act, withdrawal liabilities would be based upon the Company's proportional share of each plan's unfunded vested benefits. As of the date of the latest actuarial valuations, the Company's share of the unfunded vested liabilities of the plans was zero.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(12) REDEEMABLE PREFERRED STOCK



---------------------------------------------------------------------
                                                      1996     1995
---------------------------------------------------------------------
                                                      (in thousands)

           Preferred stock of subsidiaries          $526,412  226,982
           Series A Preferred Stock of the Company    79,167   79,470
---------------------------------------------------------------------
                                                    $605,579  306,452
---------------------------------------------------------------------


     (a) During 1992 two wholly-owned U.K. subsidiaries of the Company issued preference shares as follows:

         (i) On May 19, 1992 FDTH issued to unrelated, unaffiliated persons 60 floating rate cumulative redeemable retractable preference shares, Series A, with a nominal value of Cdn.$500,000 per share and 60 floating rate cumulative redeemable retractable preference shares, Series B, with a nominal value of Cdn.$500,000 per share to certain Canadian financial institutions. Total gross proceeds of the issue were $50,276,000 (Cdn.$60,000,000). Cumulative preferential cash dividends are payable quarterly in arrears at a rate per annum approximately equal to 2% plus 60% of the Canadian bankers' acceptance rate, compounded monthly. The Series A and Series B preference shares are redeemable and retractable on each five-year anniversary of their date of issue and on the occurrence of certain events. Hollinger Inc. has indemnified the holders of the preference shares and agreed to purchase these preference shares if FDTH fails to pay the full amount of the dividends, retraction price or redemption price on such shares on the date fixed for repayment thereof. Hollinger Inc. and FDTH have also agreed to indemnify the holders of the preference shares on an after-tax basis for any reduction in income tax credits or any additional income tax liabilities related to the dividend on these preference shares. During 1993 a reduction in income tax credits in the United Kingdom resulted in FDTH increasing the dividend under the indemnity. The actual dividend paid in 1996 on Series A and Series B preference shares, including the dividend under the indemnity, was at a combined rate of 5.4% per annum.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

             In December 1995 FDTH Series A and Series B preference shares with an aggregate redemption value of Cdn.$140,000,000 ($102,600,000) held by DTH were transferred to Argsub (note 4). On September 30, 1996 FDTH issued 600 Fourth Preference Shares Series 1996 with an aggregate redemption amount of $300.0 million to Argsub in exchange for 600 newly issued Second Preference Shares Series 1996 of Argsub (with an redemption amount of $300.0 million). The newly issued Second Preference Shares Series 1996 of Argsub have terms substantially identical to those of the newly issued Fourth Preference Shares Series 1996 of FDTH for which they were exchanged. Both Argsub and FDTH have waived their rights to dividends on both series of shares (note 4).

             DTH issued 2,540,000 cumulative redeemable preference shares, Series 1 at a price of Cdn.$25 per share and 1,100,000 cumulative redeemable preference shares, Series 2, at a price of $25 per share. The total gross proceeds were $53,209,000 (Cdn.$63,500,000) for Series 1 and $27,500,000 for Series 2.
             Dividends are payable quarterly. The dividend rates for Series 1 and Series 2 preference shares are 7.748% and 6.829% respectively until June 9, 1997 when the dividend rates will be determined for successive five-year periods by formula. The shares are redeemable at any time by the holders of the shares at an amount determined by reference to a formula and on June 27, 1997 and each successive five-year anniversary date at a price per share of Cdn.$24.92 for the Series 1 preference shares and $24.88 for the Series 2 preference shares. Hollinger Inc. and DTH have agreed to indemnify the holders of the preference shares on an after-tax basis for any reductions in income tax credits or additional income tax liabilities related to the dividends on these preference shares. Hollinger Inc. has also agreed to purchase the issued preference shares of DTH if certain restrictive covenants are not met, one of which is the Company's requirement to own at least 51% of the outstanding voting shares of the Telegraph. During 1993 a reduction in income tax credits in the United Kingdom resulted in DTH increasing the dividend under the indemnity. The actual dividend paid in 1996, including the dividend under the indemnity, was at a rate of 8.6% per annum in respect of the Series 1 preference shares and 7.6% per annum in respect of the Series 2 preference shares.

             In connection with the Reorganization, Hollinger Inc. and the Company entered into an agreement which provides that if Hollinger Inc. is required to indemnify the holders of the preference shares or purchase the preference shares in the event that either DTH or FDTH fails to pay the full amount of the dividends or redemption price on such shares and in certain other events, then the Company agrees to purchase any preference shares so purchased by Hollinger Inc. at the same price Hollinger Inc. paid (subject to certain exceptions) and to indemnify Hollinger Inc. for any tax indemnification payments it was required to make.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

         (ii) In 1992, Hollinger Inc. entered into interest rate swap and currency swap arrangements until June 30, 1997 to effectively convert substantially all of the DTH Series 1 and Series 2 preference dividends to U.S. dollar variable rate dividends and to convert Cdn.$60,000,000 of the capital amount of the DTH Series 1 preference shares to $50,300,000. In connection with the Reorganization, the Company entered into interest rate and currency exchange arrangements with Hollinger Inc. that are intended to permit the Company to receive benefits that correspond to those obtained by Hollinger Inc. under these swap arrangements. As a result of these swap arrangements and the indemnities referred to above, the effective dividend cost using December 31, 1996 rates was 5.7% and 5.8% in 1996 and 1995, respectively, for the Series 1 shares and was 6.2% and 6.3% for 1996 and 1995, respectively, for the Series 2 shares. The quarterly differential to be paid or received under the interest rate swaps is treated as an adjustment to the underlying dividends which are disclosed as minority interest.

              The carrying value of the redeemable preference shares of DTH and FDTH reflect exchange rates in effect at the year end date.

     (b) The Company is authorized to issue 20,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including voting, redemption and conversion rights.

         Pursuant to the Reorganization, on October 13, 1995, the Company issued 739,500 shares of Series A Preferred Stock to Hollinger Inc. as a partial consideration for all of the ordinary shares of DTH. As described in note 1, the consolidated financial statements have been restated for all periods presented to include the accounts of DTH on an "as-if" pooling-of-interests basis and to reflect the issuance of the Series A Preferred Stock as partial consideration. The value ascribed to the Series A Preferred Stock at December 31, 1996 and December 31, 1995 is the redemption value of the shares expressed in U.S. dollars based on actual rates of exchange on December 31, 1996 and December 29, 1995.

         The Series A Preferred Stock is non-voting and is entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share will be equal to the aggregate amount of ordinary course cash dividends paid during the proceeding calendar quarter on one-half of the Southam shares held indirectly by HTH, divided by 739,500.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

         The Series A Preferred Stock is redeemable in whole or in part, at any time by the Company or a holder of such shares, subject to restrictions in the Company's credit facilities. In addition, the Company is not obligated to redeem the Series A Preferred Stock held by Hollinger Inc. in the event that clear legal title to the shares of HTH previously transferred by Hollinger Inc. to FDTH on or prior to April 1, 1999 is not delivered to FDTH. The redemption price per share will be Cdn.$146.63 ($107.05 based on December 31, 1996 exchange rates) plus accrued dividends.

         A holder of shares of this Series may convert such shares at any time into shares of Class A Common Stock of the Company. The conversion price will initially be $14.00 per share of Class A Common Stock, subject to adjustment upon the occurrence of certain events.


(13) STOCKHOLDERS' EQUITY

     On October 13, 1995, pursuant to the Reorganization, the Company's authorized capital stock was increased from 50,000,000 shares of Class A Common Stock to 250,000,000 and the Company issued to Hollinger Inc. 33,610,754 shares of Class A Common Stock with a par value of $0.01 per share, 739,500 shares of Series A Preferred Stock with an aggregate redemption value of Cdn.$108,429,000 ($79,167,000), and paid Hollinger Inc. $13,832,000 in cash as consideration for all of the ordinary shares of DTH. An adjustment of $95,134,000 was made to paid-in capital which represents the excess of the values assigned to the Class A Common Stock and Series A Preferred Stock issued net of the $13,832,000 due Hollinger Inc. over Hollinger Inc.'s historical carrying value of its investment in DTH, being nil. As described in note 1, the consolidated financial statements have been restated for all periods presented to include the accounts of DTH on an "as-if" pooling-of-interests basis and to reflect the issuance of the Class A Common Stock as partial consideration.

     During May 1994, the Company issued 8,355,000 shares of Class A Common Stock through a public offering, resulting in proceeds, after deducting applicable expenses, of $98,622,000 (the Offering). The proceeds were used to repay outstanding short-term bank indebtedness of $50,000,000 and to repay $48,622,000 of intercompany indebtedness owed to Hollinger Inc. incurred in connection with the acquisition of the Chicago Sun-Times.

     Concurrent with the Offering, the Company effected a recapitalization and issued 14,990,000 of the 50,000,000 authorized shares of Class B Common Stock to Hollinger Inc. in consideration for (i) the conversion of $44,500,000 in intercompany indebtedness owed by the Company to Hollinger Inc., (ii) the conversion of the Company's common stock already held by Hollinger Inc. and (iii) the transfer of Hollinger Inc.'s 99.3% interest in Jerusalem Post to the Company.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     In February 1996, the Company sold 16,100,000 shares of Class A Common Stock, at $9.25 per share and $250,000,000 principal amount of Subordinated Notes (see note 7). Combined net proceeds of $384,628,000, were used to repay short-term bank loans of $130,000,000 due September 6, 1996 (see note 6) and long-term bank loans, due 1996-2001, of $160,000,000 (see note 7). The Company also repaid short-term debt due to Hollinger Inc. of $20,843,000. The Company expensed as an extraordinary item the related unamortized deferred financing fees of approximately $3,600,000 upon repayment of the short-term and long-term debt. The remaining proceeds, after paying accrued interest and costs associated with this offering, were added to the Company's cash and cash equivalents for general corporate purposes.

     In a series of transactions occurring in early August 1996, the Company sold 11,500,000 shares of Class A Common Stock at a price of $9.75 per share and 20,700,000 9-3/4% PRIDES at a price of $9.75 per PRIDES. The combined net proceeds of these sales were $301.1 million were used in the acquisition of the Telegraph shares (note 2(b)), to paydown Telegraph indebtedness and to pay transaction costs.

     Class A Common Stock and Class B Common Stock have identical rights with respect to cash dividends and in any sale of liquidation, but different voting rights. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes per share, on all matters, including the election of directors, where the two classes vote together as a single class.

     Class B Common Stock is convertible at any time at the option of Hollinger Inc. into Class A Common Stock on a share-for-share basis and is transferable by Hollinger Inc. under certain conditions.

     The PRIDES are depository shares representing one-half share of Series B Convertible Preferred Stock of the Company that will mandatorily convert on the mandatory conversion date of August 1, 2000 into one share of Class A Common Stock and the right to receive an amount in cash equal to all accrued and unpaid dividends thereon, unless either previously redeemed by the Company or converted at the option of their holder. The PRIDES will pay cumulative quarterly dividends at a rate of 9.75% per annum (equivalent to $0.9506 per PRIDES) and will have an aggregate liquidation preference equal to their price plus any accrued and unpaid dividends thereon.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     A significant portion of the Company's operating income and net earnings is derived from foreign subsidiaries and affiliated companies. As an international holding company, the Company's ability to meet its financial obligations is dependent upon the availability of cash flows from foreign subsidiaries and affiliated companies (subject to applicable withholding taxes) through dividends, intercompany advances, management fees and other payments. The Company's subsidiaries and affiliated companies are under no obligation to pay dividends. The deemed dividend to Hollinger Inc. represents net distributions to Hollinger Inc. by DTH and its subsidiaries prior to the Reorganization.


(14) REORGANIZATION EXPENSES AND OTHER



-------------------------------------------------------------------------------------------
                                                             1996         1995        1994
-------------------------------------------------------------------------------------------
                                                                     (in thousands)

      Costs related to direct subscription campaign         $32,327               -       -
      Costs incurred with respect to terminated employees     9,240               -       -
      Reorganization expenses                                     -           8,000       -
-------------------------------------------------------------------------------------------
                                                            $41,567           8,000       -
-------------------------------------------------------------------------------------------



(15)  OTHER INCOME


-----------------------------------------------------------------------------------------------
                                                              1996          1995          1994
-----------------------------------------------------------------------------------------------
                                                                     (in thousands)

      Gain on sale of The Telegraph shares (note 2)        $      -               -      80,592
      Gain on sale of Fairfax investment (note 3)            53,518               -           -
      Gain on sale of marketable securities                       -          11,968           -
      Gain on sales of assets (note 2(a))                    17,899               -           -
      Other                                                 (13,236)          2,730         228
-----------------------------------------------------------------------------------------------
                                                           $ 58,181          14,698      80,820
-----------------------------------------------------------------------------------------------


     The other in 1996 represents the write off of the carrying value of fixed assets and certain investments at Southam.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(16) MINORITY INTEREST

     Minority interest in the consolidated statements of operations is comprised of the following:


---------------------------------------------------------------------------------------------
                                                                1996       1995        1994
---------------------------------------------------------------------------------------------
                                                                      (in thousands)

      Minority interest in The Telegraph earnings              $ 3,537     13,359      15,354
      Minority interest in Southam earnings                     17,725          -           -
      Dividends on FDTH and DTH redeemable preferred
        stock, net of related interest rate swap adjustments    11,876      9,278       6,055
---------------------------------------------------------------------------------------------
                                                               $33,138     22,637      21,409
---------------------------------------------------------------------------------------------



(17)  STOCK OPTION PLAN

      During May 1994, the Company adopted the Hollinger International Inc. 1994 Stock Option Plan (the Plan). The Plan was amended in September 1996 to increase the numbers of shares authorized for issuance. The amended Plan provides for the issuance of up to 1,471,140 shares of Class A Common Stock in connection with stock options granted under such plan. The Plan authorizes the grant of incentive stock options and nonqualified stock options.

      The exercise price for incentive stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option (110% in the case of an incentive stock option granted to a plan participant who owns 10% or more of the voting power of all classes of stock of the company or its parent or subsidiary corporations). The exercise price for nonqualified stock options must be at least equal to the average fair market value of Class A Common Stock during the ten trading days ending on the third trading day prior to the date of grant.

      The Plan is administered by a committee of the Board of Directors. The Committee has the authority to determine the employees to whom awards will be made, the amount and type of awards, and the other terms and conditions of the awards.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had the Company determined compensation costs based on the fair value at the grant date of its stock options under FASB Statement of Financial Accounting Standards No. 123 ("FAS 123"), the Company's net earnings available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below. The proforma effect includes compensation expense related to stock options at Southam.


------------------------------------------------------------------------
                                                    1996    1995
                                                    (in thousands
                                              except per share amounts)
               Net earnings as reported            $31,663  6,202
               Pro forma net earnings               30,839  5,752

               Net earnings per share as reported    $0.37   0.11
               Pro forma net earnings per share       0.37   0.10
------------------------------------------------------------------------


     Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and the compensation cost for options granted prior to January 1, 1995 is not considered.

     Calculating the compensation cost consistent with FAS 123, the fair value of each stock option granted during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and 1995, respectively: dividend yield of 4.0% and 0.8%; expected volatility of 47.4% and 47.4%; risk-free interest rates of 6.6% and 6.1%; and expected lives of ten years. Weighted average fair value of options granted by the Company during 1996 and 1995 was $4.03 and $7.64, respectively. For Southam, the fair value of each stock option granted during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in grants in fiscal 1996 and 1995, respectively: dividend yield of 1.3% and 1.1%; expected volatility of 30.4% and 30.4%; risk-free interest rates of 6.1% and 7.5%; and expected lives of six years. The weighted average fair value of options granted by Southam during 1996 and 1995 was $4.24 and $4.29, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

----------------------------------------------------------------------------
                                               Number of  Weighted  Average
                                                Shares     Exercise Price
----------------------------------------------------------------------------

     Balance at December 31, 1993                      -             $    -
     Options granted                             505,500              13.00
----------------------------------------------------------------------------
     Options outstanding at December 31, 1994    505,500              13.00
     Options granted                             355,000              12.40
     Options canceled                            (29,000)             13.00
----------------------------------------------------------------------------
     Options outstanding at December 31, 1995    831,500              12.74
     Options granted                             492,000               9.87
     Options canceled                            (42,000)             13.00
----------------------------------------------------------------------------
     Options outstanding at December 31, 1996  1,281,500             $11.65
----------------------------------------------------------------------------

     Options exercisable at December 31, 1994          -             $    -
     Options exercisable at December 31, 1995    119,125             $13.00
     Options exercisable at December 31, 1996    306,000             $12.82
----------------------------------------------------------------------------



     The Telegraph had several option plans under which options have been granted to executives and certain employees. At December 31, 1995, options for 5,465,000 shares had been granted with 1,089,000 options exercisable. The options were bought out as part of the acquisition of The Telegraph minority.

     Southam has a stock option plan under which options have been granted to executives and employees. At December 31, 1996, options for 683,400 shares had been granted with 185,700 options exercisable at that date. Southam's total common shares outstanding at December 31, 1996 were 77,258,319.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(18) COMMITMENTS AND CONTINGENCIES

      (a) The Telegraph has guaranteed the joint venture partners' share of leasing obligations to third parties of the printing joint venture which amounted to $30,992,000 (L.18,099,000) at December 31, 1996. These obligations are also guaranteed jointly and severally by each joint venture partner.

      (b) In connection with the Company's insurance program, letters of credit are required to support certain projected workers' compensation obligations. At December 31, 1996, letters of credit in the amount of $2,369,000 were outstanding.

      (c) See note 12 for the Company's indemnity to the holders of preference shares of FDTH and DTH.



(19)  SEGMENT INFORMATION

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies which operate in the same business as the Company. The following is a summary of the geographic segments of the
      Company:


---------------------------------------------------------------------------------------------------
                                                         Year ended December 31, 1996
                                          ---------------------------------------------------------
                                                        United      United                  Other
                                            Total       States     Kingdom      Canada    Countries
---------------------------------------------------------------------------------------------------
                                                             (in thousands)

      Operating revenues                  $1,862,714     607,372     451,902     803,440          -
---------------------------------------------------------------------------------------------------
      Total operating costs and expenses   1,734,881     549,862     443,930     741,089          -
---------------------------------------------------------------------------------------------------
      Operating income                    $  127,833      57,510       7,972      62,351          -
---------------------------------------------------------------------------------------------------
      Equity in earnings of affiliates    $   12,037         911           -           -     11,126
---------------------------------------------------------------------------------------------------
      Identifiable assets                 $2,990,627     818,163   1,071,846   1,100,618          -
      Investments in affiliates              198,461       1,513     194,946       2,002          -
---------------------------------------------------------------------------------------------------

      Total assets                        $3,189,088     819,676   1,266,792   1,102,620          -
---------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------
                                                   Year ended December 31, 1995
                                    ---------------------------------------------------------
                                                  United      United                  Other
                                      Total       States     Kingdom      Canada    Countries
---------------------------------------------------------------------------------------------
                                                            (in thousands)

Operating revenues                  $  964,251     559,214     405,037           -          -
---------------------------------------------------------------------------------------------
Total operating costs and expenses     905,126     527,774     377,352           -          -
---------------------------------------------------------------------------------------------
Operating income                    $   59,125      31,440      27,685           -          -
---------------------------------------------------------------------------------------------
Equity in earnings of affiliates    $   14,410         716           -     (10,968)    24,662
---------------------------------------------------------------------------------------------
Identifiable assets                 $1,106,578     745,051     361,527           -          -
Investments in affiliates              463,527       1,102     462,425           -          -
---------------------------------------------------------------------------------------------
Total assets                        $1,570,105     746,153     823,952           -          -
---------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------
                                                   Year ended December 31, 1994
                                    ---------------------------------------------------------
                                                  United      United                  Other
                                      Total       States     Kingdom      Canada    Countries
---------------------------------------------------------------------------------------------
                                                            (in thousands)

Operating revenues                    $808,310     422,067     386,243           -          -
---------------------------------------------------------------------------------------------
Total operating costs and expenses     735,318     383,028     352,290           -          -
---------------------------------------------------------------------------------------------
Operating income                       $72,992      39,039      33,953           -          -
---------------------------------------------------------------------------------------------
Equity in earnings of affiliates       $35,896         527           -       3,522     31,847
---------------------------------------------------------------------------------------------
Identifiable assets                 $1,002,263     636,120     366,143           -          -
Investments in affiliates              461,492         786     460,706           -          -
---------------------------------------------------------------------------------------------
Total assets                        $1,463,755     636,906     826,849           -          -
---------------------------------------------------------------------------------------------


The "Other Countries" geographic segment includes equity earnings from Australia.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(20) RELATED-PARTY TRANSACTIONS

     On July 27, 1995, under the terms of the Reorganization, FDTH paid to Hollinger Inc. cash of Pound 46,000,000 ($73,437,000) as partial consideration for its direct and indirect interest in Southam. As described in note 1, the consolidated financial statements for all periods are presented to include this acquisition by FDTH on an "as-if" pooling-of-interests basis. Accordingly, the cash consideration paid of $73,437,000 on July 27, 1995 is reflected as an amount due to Hollinger Inc. as of December 31, 1994. The excess of Hollinger Inc.'s historical equity carrying value of its investment in Southam (net of accumulated earnings in respect of the investment) over the cash consideration paid is reflected as an increase in paid-in capital.

     In addition, the Company was obligated to pay Hollinger Inc. $13,832,000 as a combined DTH/FDTH working capital adjustment under the terms of the Reorganization. As described in note 1, the consolidated financial statements for all periods are presented to include the acquisition of DTH on an "as-if" pooling-of-interests basis. Accordingly, this additional purchase consideration has been reflected as an amount due to Hollinger Inc. as of December 31, 1994. Approximately $6,000,000 of this amount was paid to Hollinger Inc. in December 1995 with the balance being paid during 1996.

     As of December 31, 1995, the Company was obligated to pay $3,500,000 to Hollinger Inc. for expenses incurred by Hollinger Inc. in connection with the reorganization. This amount was paid to Hollinger during 1996.

     Other than the amounts due to Hollinger Inc. with respect to the Reorganization, all other amounts due to Hollinger Inc. represent cash advances and management and administrative expenses billed by Hollinger Inc. and a corporate affiliate of Hollinger Inc. Hollinger Inc. and its affiliate billed the Company for allocable expenses amounting to $8,485,000, $5,605,000 and $4,911,000 for 1996, 1995 and 1994,
     respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(21) SUBSEQUENT EVENTS

     On January 7, 1997, the Board of Directors of the Company and Hollinger Inc., announced that they had reached an agreement in principle for the transfer by Hollinger Inc. of certain of its owned Canadian publishing interests to the Company. Hollinger Inc. proposes to transfer to the Company all of Hollinger Inc.'s interest in (a) certain newspapers assets located mainly in Ontario, including 12 daily and seven non-daily newspapers, (b) certain newspaper assets located mainly in Saskatchewan, including two daily and eight non-daily newspapers, (c) certain newspapers assets located mainly in British Columbia, including nine daily and 19 non-daily newspapers, and (d) UniMedia Inc., for an aggregate consideration of approximately $382,000,000 (Cdn$523,000,000), subject to working capital adjustments. The purchase price, all of which will be payable to Hollinger Inc., is proposed to be satisfied in cash in the amount of $250,00,000, by the issuance of a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES having an agreed value of approximately $90,000,000, and by the issuance of Class A Common Stock of the Company to Hollinger Inc., having an agreed value of approximately $42,000,000. The transaction is expected to be consummated in the second quarter of 1997 and, if consummated, will be retroactive to January 1, 1997 and will be accounted for on an "as if pooling of interests" basis .

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(22) SUMMARIZED FINANCIAL INFORMATION

     Summarized balance sheet and income statement data for Hollinger International Publishing Inc. is as follows:



--------------------------------------------------------------------------------------------------
                                                         1996              1995              1994
--------------------------------------------------------------------------------------------------
                                                                   (in thousands)
Balance Sheet Data:
             Current assets                        $    261,193         $  197,567         253,568
             Total assets                             2,200,474          1,569,292       1,463,755
             Current liabilities                        665,221            263,929         250,357
             Total liabilities                        1,145,514            813,299         832,835
             Minority interest                                -             97,297         109,518
             Redeemable preferred stock                 526,412            226,982         123,135
             Stockholder's equity                       528,548            431,714         398,267

Income Statement Data:
             Operating revenues                       1,059,274            964,251         808,310
             Operating income                            76,715             59,125          72,992
             Net earnings                                44,452             10,014         102,772
--------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

(23) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 1996 and 1995 are as follows:



                                                                                              1996
                                                               ---------------------------------------------------------------------
                                                                 First               Second              Third               Fourth
                                                                quarter             quarter             quarter             quarter
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands, except per share data)
     Operating revenues as reported                             $253,893             267,249             253,639             284,493
     Operating revenues for Southam                              181,875             208,629             194,557             218,379
                                                                --------             -------             -------             -------
     Total operating revenues                                   $435,768             475,878             448,196             502,872
     Operating income                                            $13,851              28,041              18,610               4,980
     Operating income for Southam                                  5,045              19,402               9,002              28,902
                                                                --------             -------             -------             -------
     Total operating income                                      $18,896              47,443              27,612              33,882
     Net earnings (loss)                                          (4,054)              6,632               3,239              25,846
     Net earnings (loss) per common share                          (0.06)               0.09                0.03                0.25
     Weighted average common shares outstanding                   66,056              73,056              89,772             102,024
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              1995
                                                              ----------------------------------------------------------------------
                                                                First               Second              Third               Fourth
                                                               quarter             quarter             quarter             quarter
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands, except per share data)

     Operating revenues                                         $226,756             235,629             231,676             270,190
     Operating income                                             16,624              12,972              11,077              18,452
     Gain on sale of The Telegraph shares                         11,968                   -                   -                   -
     Net earnings (loss)                                           7,741               4,301               1,493             (7,333)
     Net earnings (loss) per common share                           0.14                0.08                0.02              (0.13)
     Weighted average common shares outstanding                   56,956              56,956              56,956              56,956
------------------------------------------------------------------------------------------------------------------------------------