Form 10-Q
period 1997-03-31
HOLLINGER INTERNATIONAL INC
filed 1997-05-15
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________



                          Commission File No.  0-24004

                          HOLLINGER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


                       Delaware                      95-3518892
                       --------                      ----------
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)       Identification No.)


        401 North Wabash Avenue, Suite 740, Chicago, Illinois      60611
        ----------------------------------------------------------------
        (Address of Principal executive offices)              (Zip Code)

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

                            Yes  x          No
                                ---            ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                   Outstanding at May  14, 1997
             ------------------------  ----------------------------
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

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations.
                                             6
PART II  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.   15

         Signatures                          16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ----------------------------
                                                                1997               1996
                                                             ----------        ----------
OPERATING REVENUES
  Advertising                                                $  356,758        $  310,211
  Circulation                                                   130,416           134,071
  Job printing                                                   18,372            19,054
  Other                                                           8,697            21,563
                                                             ----------        ----------

    Total operating revenues                                    514,243           484,899
                                                             ----------        ----------

OPERATING COSTS AND EXPENSES

  Newsprint                                                      71,021            89,988
  Compensation costs                                            177,860           180,074
  Other operating costs                                         173,524           172,046
  Direct subscription campaign costs, net                         8,345                 -
  Depreciation and amortization                                  28,365            23,181
                                                             ----------        ----------

  Total operating costs and expenses                            459,115           465,289
                                                             ----------        ----------

  Operating income                                               55,128            19,610
                                                             ----------        ----------

Other income (expense)
  Interest expense                                              (28,382)          (16,567)
  Amortization of debt issue costs                               (3,698)             (107)
  Equity in earnings of affiliates                                  242             2,497
  Interest and dividend income                                    2,946             2,710
  Other income, net                                              67,693               728
                                                             ----------        ----------

    Total other income (expense)                                 38,801           (10,739)
                                                             ----------        ----------

Earnings before income taxes, minority
  interest and extraordinary item                                93,929             8,871
Provision for income taxes                                       28,022             3,175
                                                             ----------        ----------
Earnings before minority interest and
  extraordinary item                                             65,907             5,696
Minority interest                                                10,481             8,086
                                                             ----------        ----------
Earnings before extraordinary item                               55,426            (2,390)
Extraordinary loss on debt extinguishments                            -            (2,150)
                                                             ----------        ----------
Net earnings                                                 $   55,426        $   (4,540)
                                                             ==========        ==========
Earnings per common share
  Earnings before extraordinary item                         $     0.49        $    (0.03)
  Extraordinary loss on debt extinguishments                          -             (0.03)
                                                             ----------        ----------
Net earnings per common share                                $     0.49        $    (0.06)
                                                             ==========        ==========
Weighted Average Shares Outstanding                             111,807            75,993
                                                             ==========        ==========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

ASSETS                                                      MARCH 31, 1997      DECEMBER 31, 1996
                                                            --------------      -----------------
Current assets:
  Cash and cash equivalents                                   $  182,730          $    148,550
  Cash-restricted                                                118,345                     -
  Accounts receivable, net                                       310,657               321,586
  Inventories                                                     29,335                30,056
  Other current assets                                            23,258                23,494
                                                            --------------      -----------------
    Total current assets                                         664,325               523,686

Property, plant and equipment, net of
  accumulated depreciation                                       563,827               560,742
Investments in affiliates                                         17,512               198,461
Other investments, at cost                                       482,479               487,582
Intangible assets, net of accumulated amortization             1,607,417             1,642,361
Other assets                                                      35,581                12,599
                                                            --------------      -----------------
                                                              $3,371,141          $  3,425,431
                                                            ==============      =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                      $   36,599          $     35,920
  Bank loans                                                           -               503,364
  Accounts payable                                                75,720               116,402
  Accrued expenses                                               178,947               171,975
  Deferred revenue                                                78,704                79,182
  Income taxes payable                                            21,298                38,896
  Due to Hollinger Inc.                                          266,212               237,596
                                                            --------------      -----------------
    Total current liabilities                                    657,480             1,183,335

Long-term debt                                                 1,144,264               675,428
Other long-term liabilities                                      112,954               100,357
                                                            --------------      -----------------
  Total liabilities                                            1,914,698             1,959,120

Minority interest                                                119,108               109,943

Redeemable preferred stock                                       603,705               605,579

Stockholders' equity:
  Convertible preferred stock                                    195,104               195,104
  Class A common stock                                               726                   726
  Class B common stock                                               150                   150
  Additional paid-in capital                                     382,755               394,490
  Cumulative translation adjustment                              (21,286)               22,995
  Retained earnings                                              176,181               137,324
                                                            --------------      -----------------

    Total stockholders' equity                                   733,630               750,789
                                                            --------------      -----------------
                                                              $3,371,141          $  3,425,431
                                                            ==============      =================

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                           1997                  1996
                                                                        ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                          $  55,426             $  (4,540)
  Items not Involving Cash:
    Depreciation and Amortization                                          28,365                23,181
    Amortization of debt issue costs                                        3,698                   107
    Equity in Net Earnings of Affiliates, Net                                (559)               (3,331)
    Minority Interest                                                      10,481                 8,086
    Gain on Sale of Investment                                            (66,026)                    -
    Other Non-cash Items                                                   33,721                 6,753
  Changes in Working Capital Net                                          (64,875)              (24,574)
                                                                        ---------             ---------
    Cash Provided by Operating Activities                                     231                 5,682
                                                                        ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital Expenditures                                                    (24,374)              (16,841)
  Proceeds from Sales of Assets                                               956                15,748
  Acquisitions, Net                                                        (1,293)              (68,938)
  Proceeds on disposal of investments                                     233,082                     -
  Collections on Long-term Receivables                                      2,971                 2,568
  Other Investing Activities                                               (4,699)                2,637
                                                                        ---------             ---------

    Cash Provided by (Used in) Investing Activities                       206,643               (64,826)
                                                                        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Long-term Debt                                            550,000               258,339
  Repayments of Long-term Debt                                            (77,743)             (185,718)
  Proceeds from Short-term Debt                                                 -                     -
  Repayments of Short-term Debt                                          (495,478)             (138,421)
  Changes in Due to Affiliated Companies                                   22,739                12,012
  Proceeds from Common Stock                                                    -               141,511
  Dividends to Minority Interests                                          (4,119)               (5,982)
  Cash Dividends Paid                                                     (13,643)               (7,852)
  Acquisition paid for by Hollinger Inc.                                        -                68,324
  Payments of debt issue costs                                            (23,986)               (8,164)
  Other Financing Activities                                                3,634                 2,632
                                                                        ---------             ---------
    Cash Provided by (Used in) Financing Activities                       (38,596)              136,681
                                                                        ---------             ---------
Effect of Exchange Rate Changes on Cash                                   (15,753)                 (515)
                                                                        ---------             ---------
Net Increase in Cash                                                      152,525                77,022
Cash at Beginning of Period                                               148,550                23,810
                                                                        ---------             ---------
Cash at End of Period                                                   $ 301,075              $100,832
                                                                        =========             =========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which owns approximately 51.2% of the combined equity ownership interest and approximately 77.8% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), or the proposed issuance to Hollinger Inc. of Preferred Stock and Class A Common Stock in connection with the Hollinger Inc. Transaction.

     On January 7, 1997, the Boards of Directors of the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of certain of its owned Canadian publishing interest directly or indirectly to Hollinger Canadian Publishing Inc. (the "Hollinger Inc. Transaction"), including (i) certain newspaper assets located mainly in Ontario; (ii) certain newspaper assets located mainly in Saskatchewan; (iii) certain newspaper assets located mainly in British Columbia; and (iv) UniMedia, Inc. (collectively the "Canadian Newspapers") for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million), subject to working capital adjustments and currency exchange adjustments. The purchase price, all of which is payable to Hollinger Inc., will be satisfied in cash in the amount of $250.0 million, and by the issuance of preferred stock of the Company, which upon approval of the stockholders, will be convertible into (i) a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES is sued by the Company in August 1996 having a face value of approximately
$90.0 million and (ii) shares of Class A Common Stock of the Company having a nominal agreed value of approximately $42.0 million, subject to adjustment as described above.

     The initial payment of the $250.0 million in cash and the issuance of the preferred stock in respect of the Hollinger Inc. Transaction was made on April 18, 1997. Interest on the cash portion of the purchase price has been accrued since January 1, 1997. The transfer was effective retroactive to January 1, 1997. The Hollinger Inc. transaction represents a combination of entities under common control and has been accounted for on an "as-if" pooling of interests basis, with the accompanying financial statements restated for prior periods presented.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.


NOTE 3 - SALE OF SUBORDINATED NOTES

     On March 4, 1997, Publishing filed both a Preliminary Prospectus and a Preliminary Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to a total of $550.0 million, which closed on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

     The Senior Notes are unsecured senior obligations of Publishing and rank pari-passu with all other senior indebtedness of Publishing including Publishing's bank credit facilities, mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9.25% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock.

     Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay substantially all of its outstanding bank indebtedness, to deposit an amount in escrow to prepay the redeemable preference shares of DTH and FDTH and for general working capital purposes.


NOTE 4 - SUBSEQUENT EVENTS

On April 30, 1997 Hollinger Canadian Publishing Holdings Inc. ("Hollinger Canadian") and its affiliates, Hollinger Inc. and Hollinger International Inc. announced that, Hollinger Canadian, a Canadian company in the Hollinger International consolidated group of companies, intends to make an offer to shareholders of Southam Inc. to acquire all of the common shares of Southam not presently controlled by the Hollinger group for a consideration valued by the offeror at Cdn. $23.50 per share payable as to Cdn. $13.50 in cash and as to Cdn. $10 by the issue of a Hollinger Canadian Non-Voting Special Share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The United States Newspaper Group consists of the Chicago Group, which includes the Chicago Sun-Times and suburban newspapers in the Chicago metropolitan area, and the Community Group, which includes the Company's community newspapers, operating in 28 states, and for reporting and administrative purposes, Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph and the Canadian Newspaper Group includes results of Southam Inc. ("Southam") and the Canadian Newspapers acquired from Hollinger Inc.

In December 1996, the Company acquired control of Southam by increasing its ownership interest to 50.7%. The results of Southam are reported on a consolidated basis and were consolidated retroactive to January 1, 1996 for the year ended December 31, 1996. The non-owned percentage of Southam is reflected as minority interest.


On April 18, 1997, certain Canadian newspaper interests owned and controlled by Hollinger, Inc. were purchased by Hollinger Canadian Publishing Holdings Inc. ("HCPH") from Hollinger Inc. (the "Canadian Newspaper Transaction"), effective as of January 1, 1997, for an aggregate consideration of approximately Cdn.$523.0 million (U.S.$373.5 million (using exchange rates in effect on April 18, 1997)) pursuant to (i) the UniMedia Class A Stock Purchase Agreement dated as of April 18, 1997 among Hollinger Inc., UniMedia Holding Company, a subsidiary of Hollinger Inc. ("UniMedia Holding") and the Company (the "UniMedia Class A Stock Purchase Agreement"), (ii) the UniMedia Class B Stock Purchase Agreement dated as of April 18, 1997 among Hollinger Inc., UniMedia Holding and the Company (the "UniMedia Class B Stock Purchase Agreement"), and
(iii) the Sterling Purchase Agreement dated as of April 18, 1997 between Hollinger Inc. and HCPH (the "Sterling Purchase Agreement"). (The UniMedia Class A Stock Purchase Agreement, the UniMedia Class B Stock Purchase Agreement and the Sterling Purchase Agreement are collectively referred to as the "Purchase Agreements.") The Canadian newspaper interests transferred to HCPH consist of the Sterling Newspaper Group and UniMedia Inc. (collectively, the "Canadian Newspapers"). Pursuant to the UniMedia Class A Stock Purchase Agreement, the Company paid UniMedia Holding consideration consisting of Cdn.$19.373 million in cash and 149,658 shares of newly issued Series 2 Non-voting Preferred Stock, par value $.01 per share, of the Company ("Series 2 Preferred Stock") with a stated issue price of Cdn. $149.658 million. Pursuant to the UniMedia Class B Stock Purchase Agreement, the Company paid UniMedia Holding consideration consisting of Cdn.$100,000 in cash and 23,267 shares of newly issued Series 1 Non-voting Preferred Stock, par value $.01 per share, of the Company ("Series 1 Preferred Stock") with a stated issue price of Cdn.$23.267 million. Pursuant to the Sterling Purchase Agreement, HCPH paid Hollinger Inc. consideration consisting of Cdn.$330.602 million in cash.

As a condition to the closing of the Purchase Agreements, the Company, Hollinger Inc. and UniMedia Holding entered into an Exchange Agreement dated as of April 18, 1997 (the "Exchange Agreement") pursuant to which the Company agreed to exchange all of the shares of Series 1 Preferred Stock and Series 2 Preferred Stock issued to UniMedia Holding as consideration under the Purchase Agreements for shares of Class A Common Stock and shares of Series C Convertible Preferred Stock, par value $.01 per share of the Company ("Series C Preferred Stock") (each in an amount to be determined pursuant to the terms of the Exchange Agreement), subject to receiving the requisite approval of the stockholders of the Company (the "First Exchange"). In addition, the Company, Hollinger Inc., UniMedia Holding and 1159670 Ontario Limited, a wholly owned subsidiary of Hollinger Inc., entered into a Second Exchange Agreement (the "Second Exchange Agreement") pursuant to which the Company agreed to issue shares of Class A Common Stock to UniMedia Holding (and/or another designated subsidiary of Hollinger Inc.) in exchange for the Series C Preferred Stock issued in the First Exchange and to issue shares of Series C Preferred Stock to 1159670 Ontario Limited (and/or another designated subsidiary of Hollinger
Inc.) in exchange for shares of outstanding Class A Common Stock owned by 1159670 Ontario Limited (the "Second Exchange"). The exchanges contemplated by the Second Exchange Agreement would occur immediately following the First Exchange, subject to receiving the requisite approval of the stockholders of the Company. In accordance with the rules of the NYSE, on which the Company's Class A Common Stock and Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") are listed, the Company is required to obtain stockholder approval for the First Exchange and the Second Exchange. The Company expects that the stockholder meeting to approve such issuances and exchanges will be held in June 1997.

Upon consummation of the Purchase Agreements, Hollinger Inc. continues to own a majority of the equity interest and voting control of the Company, the Company continues to own all of the outstanding capital stock of Publishing, Hollinger Inc. and Publishing each hold interests in Hollinger Canadian Publishing such that (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through each of their wholly-owned subsidiaries) own 50% of the voting preference shares which have only nominal equity value.


CONSOLIDATED RESULTS OF OPERATIONS

First quarter 1997 net earnings were $55.4 million, or 49 cents per share.
This compares with a loss of $4.5 million, or a loss of 6 cents per share, in 1996. Earnings before extraordinary items in 1997 were $55.4 million, or 49 cents per share compared with a loss of $2.4 million, or a loss of 3 cents per share in 1996. The 1997 first quarter earnings include a $65.0 million gain ($48.8 million after tax or 43 cents per share) on the sale of the interest in Fairfax.

Net income excluding the effect of the gain on the sale of Fairfax shares amounted to $6.7 million or 6 cents per share in the first quarter of 1997 compared to a net loss, excluding the extraordinary loss and redundancy charges at Fairfax, of $1.3 million or a loss of 2 cents per share in the first quarter of 1996. All divisions, other than the U.K. Newspaper Group, reported improved operating income for the quarter compared to the first quarter of 1996. The U.K. Group's operating income was reduced in 1997 by the costs of the direct prepaid subscription campaign that was commenced in the second half of 1996. Excluding the net direct costs of this campaign, operating income of the U.K. Newspaper Group was $16.3 million compared to $10.6 million in 1996. A major contributor to the U.K. Group's improvement is improved advertising results that are due, in part, to the circulation increases generated by the campaign.

Operations in the Community Group and in Southam were affected by acquisitions and disposals. On a "same store" basis the Community Group revenue and EBITDA were $50.6 million and $14.0 million respectively in 1997 compared to $51.2 million and $12.5 million in 1996. The decrease in "same store" revenue was primarily attributable to job printing. For Southam, on a "same store" basis, revenue and EBITDA were $172.3 million and $28.5 million respectively in 1997 compared to $162.4 million and $12.7 million in 1996.

EBITDA for the first quarter increased 95.1% to $83.5 million from $42.8 million in 1996. Operating income increased $35.5 million to $55.1 million in the first quarter of 1997 from $19.6 million for the same period in 1996.

The solid increases in EBITDA and operating income reflect the strong business fundamentals of the Company. Results in the quarter improved primarily due to lower newsprint prices and the contribution from 1996 acquisitions at the Community Group and Southam.

Operating revenues for the first quarter of 1997 increased 6.0% to $514.2 million from $484.9 million in 1996. The increase in revenues was largely due company wide improvements in advertising revenues and the 1996 acquisitions.

Operating income in the first quarter of 1997 increased 181.1% as compared to the same period in the prior year. The first quarter 1997 benefited from the effect of declining newsprint prices. Total newsprint expense (including $3.6 million of newsprint costs associated with the direct subscription campaign) decreased by 17.0% in the first quarter of 1997 as compared to the same period in the prior year. After seeing significant increases in newsprint prices in 1995 and peak price levels in the beginning of 1996, newsprint prices began a declining trend in the second quarter of 1996 in the United States and in the fourth quarter of 1996 in the United Kingdom. Compensation costs as a percentage of sales were 34.6% for the first quarter of 1997 and 37.1% for the first quarter of 1996. Other operating costs, including allocable expenses from Hollinger Inc., were 33.7% and 35.5% as a percentage of sales for the first quarter of 1997 and 1996, respectively.

Depreciation and amortization increased $5.2 million for the first quarter 1997 from the comparable period in the prior year. Increased depreciation and amortization resulted from the acquisition of community newspapers and by Southam and the increased intangible assets as a result of the buyout of the minority interest of The Telegraph in August 1996 and increased ownership interest in Southam acquired in May and December 1996.

Interest expense, increased $11.8 to $28.4 million for the first quarter of 1997 from $16.6 million in 1996. The Company increased its borrowings in 1996 to fund the purchase of the additional interests in Southam, the buyout of The Telegraph minority and acquisitions of community newspapers offset in part by proceeds received on the sale of the Fairfax investment.

Amortization of debt issue costs of $3.7 million in 1997 represents debt issue costs on the Senior Subordinated Notes issued in February 1996 which are being amortized over the term of the Notes and debt issue costs on the Publishing Credit Facility.

Equity in net earnings of affiliates decreased from $2.5 million in the first quarter of 1996 to $0.2 million in 1997. The decrease is due to the sale of the Fairfax interest announced in the fourth quarter of 1996. In December 1996, the Company announced the sale in three tranches of its interest in Fairfax. The first tranche was sold in December 1996. Proceeds of $239.0 million from the sale of the second and third tranches were received in the first quarter of 1997. A pre-tax gain of $65.0 million was recognized on the sale of the second and third tranches.

Other income of $67.7 million includes the $65.0 million pre-tax gain on the sale of the Fairfax investment.

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                       1997                1996
                                                     --------            --------
                                                      Amount              Amount
                                                     --------            --------
                                                     (dollar amounts in thousands)

Operating revenues:
              United States Newspaper Group           $146,277            $142,347
              U.K. Newspaper Group                     122,316             111,546
              Canadian Newspaper Group                 245,650             231,006
                                                    ----------          ----------
Total operating revenue                               $514,243            $484,899
                                                    ==========          ==========

Operating income:
              United States Newspaper Group            $16,877              $3,242
              U.K. Newspaper Group                       7,997              10,609
              Canadian Newspaper Group                  30,254               5,759
                                                    ----------          ----------
Total operating income                                 $55,128             $19,610
                                                    ==========          ==========

EBITDA: (2)
              United States Newspaper Group            $27,222             $13,641
              U.K. Newspaper Group                      12,639              13,051
              Canadian Newspaper Group                  43,632              16,099
                                                    ----------          ----------
Total EBITDA                                           $83,493             $42,791
                                                    ==========          ==========

Operating revenues:
              United States Newspaper Group              28.4%               29.4%
              U.K. Newspaper Group                       23.8%               23.0%
              Canadian Newspaper Group                   47.8%               47.6%
                                                    ----------          ----------
Total operating revenue                                 100.0%              100.0%
                                                    ==========          ==========

Operating income:
              United States Newspaper Group              30.6%               16.5%
              U.K. Newspaper Group                       14.5%               54.1%
              Canadian Newspaper Group                   54.9%               29.4%
                                                    ----------          ----------
Total operating income                                  100.0%              100.0%
                                                    ==========          ==========

EBITDA Margin: (2)
              United States Newspaper Group              18.6%                9.6%
              U.K. Newspaper Group                       10.3%               11.7%
              Canadian Newspaper Group                   17.8%               7.00%

Total EBITDA Margin                                      16.2%                8.8%


EBITDA: (2)
              United States Newspaper Group              32.6%               31.9%
              U.K. Newspaper Group                       15.1%               30.5%
              Canadian Newspaper Group                   52.3%               37.6%
                                                    ----------          ----------
Total EBITDA                                            100.0%              100.0%
                                                    ==========          ==========

                                                                            Three Months Ended March 31,
                                                                         ---------------------------------
                                                                            1997                   1996
                                                                         ----------             ----------
                                                                           Amount              Amount

United States Newspaper Group                                              (dollar amounts in thousands)
            Operating revenue
                          Advertising                                      $   96,905          $   92,861
                          Circulation                                          37,214              34,771
                          Job printing                                         12,158              14,715
                                                                           ----------          ----------
            Total operating revenue                                           146,277             142,347
                                                                           ----------          ----------

            Operating costs
                          Newsprint                                            20,387              29,864
                          Compensation costs                                   55,542              54,389
                          Other operating costs                                43,126              44,453
                          Depreciation and amortization                        10,345              10,399
                                                                           ----------          ----------
            Total operating costs                                             129,400             139,105
                                                                           ----------          ----------
            Operating income                                               $   16,877          $    3,242
                                                                           ==========          ==========

U.K. Newspaper Group
            Operating revenue
                          Advertising                                      $   84,954          $   67,496
                          Circulation                                          33,217              41,278
                          Job Printing                                          4,145               2,772
                                                                           ----------          ----------
            Total operating revenue                                           122,316             111,546
                                                                           ----------          ----------
            Operating costs
                          Newsprint                                            22,527              26,427
                          Compensation costs                                   20,788              18,178
                          Other operating costs                                58,017              53,890
                          Direct subscription campaign costs, net               8,345                   -
                          Depreciation and amortization                         4,642               2,442
                                                                           ----------          ----------
            Total operating costs                                             114,319             100,937
                                                                           ----------          ----------
            Operating income                                               $    7,997          $   10,609
                                                                           ==========          ==========

Canadian Newspaper Group
            Operating revenue
                          Advertising                                        $174,899             149,854
                          Circulation                                          59,985              58,022
                          Job Printing                                         10,766              23,130
                                                                           ----------          ----------
            Total operating revenue                                           245,650             231,006
                                                                           ----------          ----------
            Operating costs
                          Newsprint                                            28,107              33,697
                          Compensation costs                                  101,530             107,507
                          Other operating costs                                72,381              73,703
                          Depreciation and amortization                        13,378              10,340
                                                                           ----------          ----------
            Total operating costs                                             215,396             225,247
                                                                           ----------          ----------
            Operating income                                               $   30,254          $    5,759
                                                                           ==========          ==========

                                                                              Three Months Ended March 31,
                                                                              -----------------------------
                                                                                 1997               1996
                                                                              ----------         ----------
                                                                              Percentage         Percentage
                                                                              ----------         ----------
United States Newspaper Group
            Operating revenue
                          Advertising                                            66.3%             65.3%
                          Circulation                                            25.4%             24.4%
                          Job printing                                            8.3%             10.3%
                                                                              ----------         ----------
            Total operating revenue                                             100.0%            100.0%
                                                                              ----------         ----------
            Operating costs
                          Newsprint                                              13.9%             21.0%
                          Compensation costs                                     38.0%             38.2%
                          Other operating costs                                  29.5%             31.2%
                          Depreciation and amortization                           7.1%              7.3%
                                                                              ----------         ----------
            Total operating costs                                                88.5%             97.7%
                                                                              ----------         ----------
            Operating income                                                     11.5%              2.3%
                                                                              ==========         ==========
U.K. Newspaper Group
            Operating revenue
                          Advertising                                            69.4%             60.5%
                          Circulation                                            27.2%             37.0%
                          Job Printing                                            3.4%              2.5%
                                                                              ----------         ----------
            Total operating revenue                                             100.0%            100.0%
                                                                              ----------         ----------
            Operating costs
                          Newsprint                                              18.4%             23.7%
                          Compensation costs                                     17.0%             16.3%
                          Other operating costs                                  47.4%             48.3%
                          Direct subscription campaign costs, net                 6.9%              0.0%
                          Depreciation and amortization                           3.8%              2.2%
                                                                              ----------         ----------
            Total operating costs                                                93.5%             90.5%
                                                                              ----------         ----------
            Operating income                                                      6.5%              9.5%
                                                                              ==========         ==========
Canadian Newspaper Group
            Operating revenue
                          Advertising                                            71.2%             64.9%
                          Circulation                                            24.4%             25.1%
                          Job Printing                                            4.4%             10.0%
                                                                              ----------         ----------
            Total operating revenue                                             100.0%            100.0%
                                                                              ----------         ----------
            Operating costs
                          Newsprint                                              11.4%             14.6%
                          Compensation costs                                     41.3%             46.5%
                          Other operating costs                                  29.5%             31.9%
                          Depreciation and amortization                           5.5%              4.5%
                                                                              ----------         ----------
            Total operating costs                                                87.7%             97.5%
                                                                              ----------         ----------
            Operating income                                                     12.3%              2.5%
                                                                              ==========         ==========

GROUP OPERATING RESULTS


UNITED STATES NEWSPAPER GROUP

United States Newspaper Group operating revenues increased 2.8% from the prior year for the first quarter 1997, primarily as a result of increased advertising revenues at both the Community Group and Chicago Group. Chicago Group operating revenues increased 1.0% for the first quarter 1997 as compared to the same period in the prior year. Gains in advertising revenues at the Chicago Group were partially offset by a declines in circulation and job printing revenues. The Community Group operating revenues increased 4.9% to $67.0 million for the first quarter 1997 from $63.9 million in 1996. Acquisitions during 1996 the Community Group added $11.0 million to revenues for the first quarter 1997.

Operations in the Community Group were affected by acquisitions and disposals. On a "same store basis" the Community Group revenue and EBITDA were $50.6 million and $14.0 million, respectively, in 1997 compared to $51.2 million and $12.5 million, respectively, in 1996. The decrease in "same store" revenue was primarily attributable to job printing.

EBITDA for the first quarter 1997 increased 99.6% to $27.2 million from $13.6 million in 1996. Acquisitions in 1996 at the Community Group added $3.6 million to EBITDA for the first quarter 1997.

First quarter operating income of the United States Newspaper Group increased $13.7 million to $16.9 million in 1997 from $3.2 million in the prior year. Newsprint expense for the first quarter of 1997 was $9.5 million less than the same period in the prior year primarily as a result of lower newsprint prices. Compensation costs as a percentage of sales remained fairly consistent between years at approximately 38% of sales. While other operating costs, as a percentage of sales, decreased to 29.5% for the first quarter of 1997 from 31.2% for the first quarter of 1996. Depreciation and amortization remained fairly consistent between periods.

U.K. NEWSPAPER GROUP

First quarter operating revenues for the U.K. Newspaper Group increased 9.7% to $122.3 million in 1997 from $111.5 million in 1996. Advertising revenues increased 25.9% in the first quarter of 1997 from the comparable period in the prior year.

The U.K. Newspaper Group's operating income for the first quarter 1997 decreased by $2.6 million from 1996. Costs, net of subscription revenue, related to the direct subscription campaign of $8.3 million contributed to the decrease in operating income but the decrease was offset in part by an increase in advertising revenues. Newsprint costs were $26.1 million (including $3.6 million of newsprint costs associated with the direct subscription campaign) compared with $26.4 million in 1996. The effect of lower newsprint prices was almost entirely offset by increased consumption related to higher circulation and a greater number of pages in the newspaper primarily as a result of increased advertising. Also, contributing to the decrease in operating income in the first quarter of 1997 was the additional amortization of intangible assets primarily as a result of the acquisition of The Telegraph minority in August of 1996.

CANADIAN NEWSPAPER GROUP

First quarter operating revenues for the Canadian Newspaper Group increased $14.7 million from $231.0 million in the first quarter of 1996 to $245.7 million for the comparable period in 1997, an increase of 6.3%. Advertising revenues increased 16.7% in the first quarter of 1997 from the comparable period in the prior year. Circulation revenues increased 3.4% in the first quarter of 1997 from the prior year. Advertising revenues at Southam increased 18.1% for the first quarter in 1997 from the prior year. Circulation revenues at Southam increased 3.5% from prior year. Acquisitions at Southam during 1996 added 20.8 million to operating revenues in the first quarter of 1997. Total revenues at the Canadian newspapers increased 6.9% from the prior year.

Operations at Southam were affected by acquisitions and disposals. Revenue and EBITDA, on a "same store" basis, were $172.3 million and $28.5 million, respectively, in 1997 compared to $162.4 million and $12.7 million, respectively, in 1996.

The Canadian Newspaper Group's operating income for the first quarter increased by $24.5 million from first quarter 1996. Lower newsprint prices resulted in a decrease in newsprint expense of $5.6 million in the first quarter of 1997 from the comparable period in the prior year. Compensation expense as a percentage of sales decreased to 41.3% for the first quarter of 1997 as compared to 46.5% for the first quarter of 1996. Depreciation and amortization in 1997 was $13.4 million, an increase of $3.0 million from 1996. This relates primarily to the increased intangible asset resulting from the greater ownership of Southam.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital consists of current assets less current liabilities. Working capital was $6.8 million at March 31, 1997 compared to a working capital deficiency of $659.6 million at December 31, 1996. The improvement is the result of the issue of notes during the first quarter of 1997, the proceeds of which were used largely to repay short term debt. Current assets were $664.3 million at March 31, 1997 compared with $523.7 million at December 31, 1996. Most of the increase was due to a $152.5 million increase in cash and cash equivalents from the Senior and Senior Subordinated Notes that were issued in the first quarter of 1997. Restricted cash of $118.3 million will be used to redeem the preference shares at First DT Holdings Limited ("FDTH") and DT Holdings Limited ("DTH") in the second quarter of 1997. Accounts receivable decreased by $10.9 million, while inventories remained fairly constant. Current liabilities, excluding debt obligations were $620.9 million at March 31, 1997, compared with $644.1 million at December 31, 1996.

DEBT

Current debt obligations, excluding the current portion of long term debt, included in current liabilities were $503.4 million at December 31, 1996. The proceeds from the issuance of the Senior and Senior Subordinated Notes in the first quarter of 1997 were used to paydown the bank loans that were outstanding at December 31, 1996. There were no bank loans outstanding as of March 31, 1997. Long-term debt, including the current portion, was $1.18 billion at March 31, 1997 compared with $711.3 million at December 31, 1996. The increase is primarily due to the issuance in March 1997 of $550.0 million of the Senior Notes and Senior Subordinated Notes described below. Due to Hollinger Inc. primarily reflects the unpaid portion of the cash component of the acquisition price of the Canadian assets purchased from Hollinger Inc. adjusted to reflect the accrued but unpaid interest from January 1, 1997.

1997 OFFERINGS

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

Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay indebtedness, to provide funds for the redemption of redeemable preference shares of DTH and FDTH and for general working capital.

CONSENT SOLICITATION

On February 19, 1997, Publishing completed a solicitation of consents from the holders of the 9 1/4% Notes with respect to certain amendments (the "Amendments") to the Indenture governing the 9 1/4% Notes dated as of February 1, 1996 between Publishing and Fleet National Bank, as trustee (the "Trustee"). The primary purpose of the Amendments was to facilitate the inclusion of certain international subsidiaries of the Company, principally Southam and The Telegraph, as Restricted Subsidiaries of Publishing and to enhance its corporate and financing flexibility.

On February 27, 1997, Publishing, the Company and the Trustee executed a supplemental indenture to the 1997 Indenture to give effect to the Amendments. As a result, the covenants relating to the 9 1/4% Notes are substantially the same as the covenants relating to the Senior Subordinated Notes.

The Company designated Southam and The Telegraph (and certain related holding companies and subsidiaries) as Restricted Subsidiaries under the 1996 Indenture upon the consummation of the 1997 Offerings.

SUBSEQUENT EVENTS - Bank Credit Facility

On April 7, 1997, Publishing, HCPH, The Telegraph and certain financial institutions entered into a new long-term bank credit facility (the "Bank Credit Facility"). The purchase price of the Canadian Newspaper Group was financed in part through a $175 million borrowing by HCPH under the Bank Credit Facility. The Bank Credit Facility provides for up to $900 million in total credit availability under four tranches with available borrowings by The Telegraph limited to $150 million, available borrowings by HCPH limited to $250 million, and available borrowings by Publishing to $900 million, less amounts outstanding under other tranches, with maximum borrowings in each case limited by financial statement covenants. The Bank Credit Facility also provides the Southam Facility. The Bank Credit Facility matures on March 15, 2004 with required reductions in availability equal to 6.25% of the commitment per calendar quarter commencing on June 30, 2000.

Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. The obligations of each borrower under the Bank Credit Facility are guaranteed by the Company and by each U.S. subsidiary (other than American Publishing (1991) Inc. ("AP-91"), which provides a partial guaranty). The obligations of HCPH are guaranteed in whole or part by each of its Canadian subsidiaries and by The Telegraph and its subsidiaries. The obligations of The Telegraph are guaranteed in whole or part by each English subsidiary and by HCPH and each of its Canadian subsidiaries.

The obligations of all borrowers under the Bank Credit Facility are secured by a pledge by the Company of all stock of Publishing, the pledge by Publishing and its restricted subsidiaries of the stock of their United States subsidiaries (other than AP-91 and its subsidiaries), certain intercompany notes and security agreements, and portions of the stock of certain Canadian and English subsidiaries. The obligations of HCPH and the Canadian and English subsidiaries which have guaranteed its debt are secured by all or part of the pledge of the stock of the Canadian subsidiaries, including approximately 42% of the stock of Southam, and all or part of the stock of The Telegraph and the English subsidiaries. The obligations of The Telegraph and the Canadian and English subsidiaries which have guaranteed it debt are secured by the pledge of all or part of the stock of the English subsidiaries, and all or part of the stock of The Telegraph and the Canadian subsidiaries.

The parties to the Bank Credit Facility have entered into a First Amendment Agreement to the Bank Credit Facility (the "First Amendment"). The First Amendment amends certain terms and conditions of the Bank Credit Facility to permit HCPH to bid for the remaining shares of Southam not currently owned by it. The First Amendment allows for the Southam offer as an "Approved Acquisition" and modifies certain definitions, representations and covenants to account for, among other things, the issuance of the HCPH Special Shares, the operation of the Exchange Indenture, approval by the lenders of the bid circular and related documentation, and the provision and timing of additional security under the Bank Credit Facility. Under the Bank Credit Facility, as amended, HCPH has covenanted to acquire 100% of the outstanding common shares of Southern within 90 days of the date on which HCPH takes up and pays for Southam Common Shares.

EBITDA

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and other income was $83.5 million for the first quarter of 1997 compared with $42.8 million for the first quarter 1996. The Company believes that EBITDA is important to its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA.

CASH FLOWS


Cash flows from operating activities were $0.2 million in the first quarter of 1997, compared with $5.7 million in the first quarter of 1996. Excluding changes in working capital (other than cash), cash provided by operating activities was $65.1 million in 1997 and $30.3 million in 1996.

Cash flows related to investing activities were an inflow of $206.6 million in 1997, largely related to the sale of the interest in Fairfax and an outflow of $64.8 million in 1996, due largely to acquisitions at the Canadian Newspaper Group made by Hollinger Inc.

Cash flows related to financing activities were a net outflow of $38.6 million. Net cash inflows of $136.7 million in 1996, primarily the result of the equity and debt offering in February 1996.


CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The United States Newspaper Group and the U.K. Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, proceeds from the Company's initial public offering in May 1994, concurrent debt and equity offerings in February 1996, concurrent Equity Offerings in August 1996 and a debt offering in March 1997.

DIVIDENDS AND OTHER COMMITMENTS

The Company's sales of Class A Common Stock and PRIDES has significantly increased its dividend obligations and the Company also has significant debt service obligations, capital expenditures, management fees due to Hollinger Inc. and dividends on its Series A Redeemable Preferred Stock. Furthermore, the Company's wholly owned subsidiaries, DTH and FDTH, have obligations in respect of their redeemable preferred stock ( the "DTH and FDTH Preference Shares"). The Company has deposited an amount sufficient to redeem the DTH and FDTH Preference Shares with a Canadian Bank.

The amount available for the payment of dividends and other obligation by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of March 31, 1997, the total amount of funds that would be unrestricted as to payment of dividends, by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $74.4 million. The foregoing calculation is based on the sum of the following for the period January 1, 1997 to March 31, 1997: (i) 50% of the sum of (x) consolidated net income of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) amortization expense of Publishing and its subsidiaries;
(ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries, and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing. The Company's subsidiary, American
Publishing (1991) Inc. also is party to an agreement that limits its ability to pay dividends and make other payments to the Company.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet is foreseeable requirements.

SUBSEQUENT EVENTS

HCPH and its affiliates, Hollinger Inc. and Hollinger International
Inc. announced that, HCPH, a Canadian company in the Hollinger International consolidated group of companies, intends to make an offer to shareholders of Southam Inc. to acquire all of the common shares of Southam not presently controlled by the Hollinger group for a consideration valued by the offeror at Cdn. $23.50 per share payable as to Cdn. $13.50 in cash and as to Cdn. $10 by the issue of a Hollinger Canadian Non-Voting Special Share. Canadian shareholders of Southam will be provided with the opportunity to receive capital gains tax roll-over treatment with respect to the share portion of the purchase price.

The Special Share will be automatically exchanged three years after issue into shares of Class A common stock of Hollinger International on the basis of an exchange ratio calculated by dividing Cdn. $12.31 by 95 percent of the then weighted average trading price of the Class A Shares on the New York Stock Exchange (expressed for these purposes in Canadian dollars). In the alternative, Hollinger International will have the option to satisfy its exchange obligation by the payment of Cdn. $12.31 cash per Special Share. It is anticipated that the Special Shares will be listed on the Toronto Stock Exchange and the Alberta Stock Exchange.

The offer to Southam shareholders will be made by way of a circular take-over bid which will be subject to certain terms and conditions including the right of Hollinger Canadian, at its option, not to take up and pay for any shares deposited unless: (i) at least 66 2/3 percent of the shares sought under the offer are deposited and not withdrawn at its expiry date; (ii) Hollinger International shareholders have approved the issuance of the Class A Shares underlying the Hollinger Canadian Special Shares if required by the New York Stock Exchange (Hollinger has sufficient voting power to ensure approval of the issuance of such Class A Shares); and (iii) Southam shareholders have approved by a majority of the miniority vote the deletion from Southam's articles of incorporation of the provisions entitled "Higher Vote for Certain Business Combinations". Those provisions, like the related party transaction provisions of Ontario Securities Commission Policy 9.1, would require a majority of the minority vote in connection with a going private transaction subsequent to the offer but, unlike the Policy 9.1 provisions, would not permit Southam shareholders who accept the offer to be included in the calculation of the level of minority approval of a subsequent going private transaction.

If at least 90 percent of the Southam shares sought under the offer are deposited under the offer and not withdrawn, HCPH intends to seek to acquire the remaining shares pursuant to the compulsory acquisition provisions of the Canada Business Corporations Act. If that acceptance level is not attained (or the compulsory acquisition provisions are otherwise not available) and HCPH takes up and pays for shares under the offer, HCPH intends to seek to acquire the remaining Southam shares through a going private transaction by way of an amalgamtion or plan of arrangement.

Under current going private securities policy requirements such a transaction would require approval by a vote of two-thirds of the minority shareholders of Southam with acceptances of the offer being counted as votes in favour of the transaction.


OTHER

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on the Form 10-K for a discussion of factors that may affect such statements.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits

              None

          (b) Reports on Form 8-K

              The Company filed reports on Form 8-K under Item 5 on January 7, 1997, February 28, 1997 and March 18, 1997. The Company amended its December 11, 1996 Form 8-K on February 24, 1997, which reported an event under Items 2 and 7, and filed a report on April 18, 1997 for an event under
              Item 2.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant


Date:  May 15, 1997                         By: /S/    J. A. Boultbee
                                               -------------------------
                                                J. A. Boultbee
                                                Vice President, and
                                                Chief Financial Officer