Form 10-Q
period 1997-06-30
HOLLINGER INTERNATIONAL INC
filed 1997-08-14
CIK 868512

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________


                          Commission File No. 0-24004

                          HOLLINGER INTERNATIONAL INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            95-3518892
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

          401 North Wabash Avenue, Suite 740, Chicago, Illinois 60611
          -----------------------------------------------------------
              (Address of Principal executive offices) (Zip Code)

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

                                 Yes  X    No
                                     ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at August 11, 1997
           --------------------                 ------------------------------
           Class A Common Stock
           par value $.01 per share                  71,639,899 shares

           Class B Common Stock
           par value $.01 per share                  14,990,000 shares

                                     INDEX

                          HOLLINGER INTERNATIONAL INC.


       PART I.        FINANCIAL INFORMATION                                               PAGE

       Item 1.        Financial Statements                                                  1

       Item 2.        Management's  Discussion  and Analysis of Financial
                      Condition and Results of Operations.                                  8

       PART II        OTHER INFORMATION

       Item 6.        Exhibits and reports on Form 8-K.                                    23

                      Signatures                                                           24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 1997 AND JUNE 30, 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       1997           1996             1997             1996
                                                   -------------  -------------     -------------  -----------
OPERATING REVENUES
    Advertising                                    $ 399,279      $ 348,168      $   756,037      $   658,379
    Circulation                                      133,059        149,502          263,475          283,573
    Job printing                                      18,981         19,820           37,353           38,874
    Other                                             10,702         15,166           19,399           36,729
                                                   ---------      ---------      -----------      -----------

        Total operating revenues                     562,021        532,656        1,076,264        1,017,555
                                                   ---------      ---------      -----------      -----------

OPERATING COSTS AND EXPENSES

    Newsprint                                         77,893         97,053          148,914          187,041
    Compensation costs                               181,078        182,837          358,938          362,911
    Other operating costs                            182,481        175,315          356,005          347,361
    Direct subscription campaign costs, net            6,441             --           14,786               --
    Depreciation and amortization                     27,668         22,722           56,033           45,903
                                                   ---------      ---------      -----------      -----------

    Total operating costs and expenses               475,561        477,927          934,676          943,216
                                                   ---------      ---------      -----------      -----------

    Operating income                                  86,460         54,729          141,588           74,339
                                                   ---------      ---------      -----------      -----------

Other income (expense)
    Interest expense                                 (27,212)       (16,229)         (55,594)         (32,796)
    Amortization of debt issue costs                  (1,451)          (910)          (5,149)          (1,017)
    Equity in earnings of affiliates                   5,380            586            5,622            3,083
    Interest and dividend income                       3,235          2,641            6,181            5,351
    Other income, net                                    376            990           68,069            1,718
                                                   ---------      ---------      -----------      -----------

      Total other income (expense)                   (19,672)       (12,922)          19,129          (23,661)
                                                   ---------      ---------      -----------      -----------

Earnings before income taxes, minority
    interest and extraordinary item                   66,788         41,807          160,717           50,678
Provision for income taxes                            24,479         17,142           52,501           20,317
                                                   ---------      ---------      -----------      -----------
Earnings before minority interest and
   extraordinary item                                 42,309         24,665          108,216           30,361
Minority interest                                     14,184         13,801           24,665           21,887
                                                   ---------      ---------      -----------      -----------
Earnings before extraordinary item                    28,125         10,864           83,551            8,474
Extraordinary loss on debt extinguishments                --             --               --           (2,150)
                                                   ---------      ---------      -----------      -----------

Net earnings                                       $  28,125      $  10,864      $    83,551      $     6,324
                                                   =========      =========      ===========      ===========

Earnings per common share
    Earnings before extraordinary item
                                                   $    0.25      $    0.13      $      0.74      $      0.10
    Extraordinary loss on debt extinguishments            --             --               --            (0.03)
                                                   ---------      ---------      -----------      -----------

Net earnings per common share                      $    0.25      $    0.13      $      0.74      $      0.07
                                                   =========      =========      ===========      ===========

Weighted average shares outstanding                  112,041         83,315          112,162           79,892
                                                   =========      =========      ===========      ===========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     JUNE 30,      DECEMBER 31,
ASSETS                                                                 1997           1996
                                                                  --------------  ------------
Current assets:
      Cash and cash equivalents                                    $    97,688    $   148,550
      Accounts receivable, net                                         320,837        321,586
      Inventories                                                       30,153         30,056
      Other current assets                                              26,413         23,494
                                                                   -----------    -----------
          Total current assets                                         475,091        523,686

Investments in affiliates                                               20,830        198,461
Other investments, at cost                                              77,187        487,582
Property, plant and equipment, net of accumulated depreciation
                                                                       591,974        560,742
Intangible assets, net of accumulated amortization                   1,626,004      1,642,361
Other assets                                                            45,416         12,599
                                                                   -----------    -----------
                                                                   $ 2,836,502    $ 3,425,431
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                       $    35,242    $    35,920
      Bank loans                                                            --        503,364
      Accounts payable                                                 100,736        116,402
      Accrued expenses                                                 179,832        171,975
      Deferred revenue                                                  73,126         79,182
      Income taxes payable                                              36,040         38,896
      Due to Hollinger Inc.                                             16,919        237,596
                                                                   -----------    -----------
           Total current liabilities                                   441,895      1,183,335

Long-term debt                                                       1,323,537        675,428
Other long-term liabilities                                            113,372        140,009
                                                                   -----------    -----------
      Total liabilities                                              1,878,804      1,998,772
                                                                   -----------    -----------
Minority interest                                                      131,595        109,943
                                                                   -----------    -----------
Redeemable preferred stock                                              78,518        605,579
                                                                   -----------    -----------
Stockholders' equity:
      Convertible preferred stock                                      195,104        195,104
      Class A common stock                                                 726            726
      Class B common stock                                                 150            150
      Additional paid-in capital                                       388,742        360,825
      Cumulative translation adjustment                                (15,293)        22,995
      Retained earnings                                                187,677        131,337
                                                                   -----------    -----------
                                                                       757,106        711,137

    Class A common stock in treasury, at cost                           (9,521)            --
                                                                   -----------    -----------

          Total stockholders' equity                                   747,585        711,137
                                                                   -----------    -----------

                                                                   $ 2,836,502    $ 3,425,431
                                                                   ===========    ===========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                       1997                   1996
                                                                 ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                   $     83,551            $      6,324

      Items not involving cash:
          Depreciation and amortization                                    56,033                  45,903
          Amortization of debt issue costs                                  5,149                   4,601
          Equity in net earnings of affiliates, net                        (2,445)                    863
          Minority interest                                                24,665                  21,887
          Gain on sale of investment                                      (65,431)                      -
          Other non-cash items                                             35,160                   7,027
      Changes in working capital net                                      (40,524)                (25,226)
                                                                 ------------------     ------------------

          Cash provided by operating activities                            96,158                  61,379
                                                                 ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                (60,078)                (52,190)
      Proceeds from sales of assets                                           203                  13,359
      Acquisitions, net                                                   (30,439)               (139,457)
      Additions to investments                                               (958)                  6,839
      Proceeds on disposal of investments                                 233,082                       -
      Collections on long-term receivables                                  6,005                   5,601
      Other investing activities                                              490                     750
                                                                 ------------------     ------------------

          Cash provided by (used in) investing activities                 148,305                (165,098)
                                                                 ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                                        728,114                 300,906
      Repayments of long-term debt                                        (75,545)               (323,062)
      Proceeds from short-term debt                                             -                 237,908
      Repayments of short-term debt                                      (496,435)                 (8,405)
      Payment of debt issue costs                                         (34,117)                      -
      Changes due to affiliated companies                                (242,694)               (220,267)
      Proceeds from common stock                                                -                 141,337
      Repurchase of common stock                                           (9,521)                      -
      Issue of common shares of a subsidiary                                8,187                   1,928
      Redemption of preference shares                                    (116,863)                      -
      Dividends to minority interests                                      (8,114)                (16,286)
      Cash dividends paid                                                 (27,211)                (15,428)
      Acquisition paid for by Hollinger Inc.                                    -                  68,436
      Other financing activities                                              357                 (14,985)
                                                                 ------------------     ------------------

          Cash provided by (used in) financing activities                (273,842)                152,082
                                                                 ------------------     ------------------

Effect of exchange rate changes on cash                                   (21,483)                 (1,680)
                                                                 ------------------     ------------------

Net increase (decrease) in cash                                           (50,862)                 46,683
Cash at beginning of period                                               148,550                  23,810
                                                                 ------------------     ------------------

Cash at end of period                                                $     97,688            $     70,493
                                                                 ==================     ==================


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


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which owns approximately 58.1% of the combined equity ownership interest and approximately 83.9% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock").

        On January 7, 1997, the Boards of Directors of the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of certain of its owned Canadian publishing interests directly or indirectly to Hollinger Canadian Publishing Holdings Inc. (the "Hollinger Inc. Transaction"), including (i) certain newspaper assets located mainly in Ontario; (ii) certain newspaper assets located mainly in Saskatchewan; (iii) certain newspaper assets located mainly in British Columbia; and (iv) UniMedia, Inc. (collectively the "Canadian Newspapers") for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million), subject to working capital adjustments and currency exchange adjustments. The purchase price, all of which was payable to Hollinger Inc., was satisfied in cash in the amount of $250.0 million, and by the issuance of preferred stock of the Company, which was converted into (i) 829,409 shares of a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES issued by the Company in August 1996 having a face value of approximately $90.0 million and (ii) 3,207,045 shares of Class A Common Stock of the Company having a nominal agreed value of approximately $42.0 million, subject to adjustments as described above. The preferred stock and common stock was issued subsequent to receiving the requisite approval of the stockholders of the Company which occurred on July 31, 1997.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The initial payment of the $250.0 million cash and the issuance of the preferred stock in respect of the Hollinger Inc. Transaction was made on April 18, 1997. Interest on the cash portion of the purchase price has been accrued for the period from January 1, 1997 to April 18, 1997. The transfer was effective retroactive to January 1, 1997. The Hollinger Inc. Transaction represents a combination of entities under common control and has been accounted for on an "as-if" pooling of interests basis, with the accompanying financial statements restated for prior periods presented.

         All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.


NOTE 3 - SALE OF SUBORDINATED NOTES AND BANK CREDIT FACILITY

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

         Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay substantially all of its outstanding bank indebtedness, repay the redeemable preference shares of DTH and FDTH and for general working capital purposes.

        On April 7, 1997, Publishing, Hollinger Canadian Publishing Holdings Inc. ("HCPH"), The Telegraph and certain financial institutions entered into a new long-term bank credit facility (the "Bank Credit Facility"). The purchase price of the Canadian Newspapers was financed in part through a $175 million borrowing by HCPH under the Bank Credit Facility.

        The Bank Credit Facility originally provided for up to $900 million in total credit availability under four tranches with available borrowings by The Telegraph limited to $150 million, available borrowings by HCPH limited to $750 million, and available borrowings by Publishing limited to $900 million, less amounts outstanding under other tranches, with maximum borrowings in each case limited by financial statement covenants. In July 1997, the Company reduced its total available commitment to $515 million and reduced the HCPH tranche to $365 million. The Bank Credit Facility matures on March 15, 2004 with required reductions in availability equal to 6.25% of the commitment per calendar quarter commencing on June 30, 2000.

        Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. The obligations of each borrower under the Bank Credit Facility are guaranteed by the Company and by each U.S. subsidiary (other than American Publishing (1991) Inc. ("AP-91"), which provides a partial guaranty). The obligations of HCPH are guaranteed in whole or part by each of its Canadian subsidiaries and by The Telegraph and its subsidiaries. The obligations of The Telegraph are guaranteed in whole or in part by each United Kingdom ("U.K.") subsidiary and by HCPH and each of its Canadian subsidiaries.

        The obligations of all borrowers under the Bank Credit Facility are secured by a pledge by the Company of all stock of Publishing, the pledge by Publishing and its restricted subsidiaries of the stock of their United States subsidiaries (other than AP-91 and its subsidiaries), certain intercompany notes and security agreements, and portions of the stock of certain Canadian and U.K. subsidiaries. The obligations of HCPH and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by all or part of the pledge of the stock of the Canadian subsidiaries, including approximately 42% of the stock of Southam, and all or part of the stock of The Telegraph and the U.K. subsidiaries. The obligations of The Telegraph and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by the pledge of all or part of the stock of the U.K. subsidiaries, and all or part of the stock of The Telegraph and the Canadian subsidiaries.

        The parties to the Bank Credit Facility entered into a First Amendment Agreement to the Bank Credit Facility (the "First Amendment") dated May 12, 1997. The First Amendment amends certain terms and conditions of the Bank Credit Facility to permit HCPH to bid for the remaining shares of Southam not currently owned by it. The First Amendment allows for the Southam offer as an "Approved Acquisition" and modifies certain definitions, representations and covenants to account for, among other things, the issuance of HCPH Special Shares, the operation of the Exchange Indenture, approval by the lenders of the bid circular and related documentation, and the provision and timing of additional security under the Bank Credit Facility.

        The parties to the Bank Credit Facility have entered into a Second Amendment Agreement to the Bank Credit Facility (the "Second Amendment") dated June 23, 1997. The Second Amendment amends certain terms and conditions of the Bank Credit Facility primarily to allow HCPH to take up less than all of the outstanding Southam shares and allow Publishing to pay up to $20 million in dividends to the Company for Class A Common Stock repurchases.

NOTE 4 - STOCK REPURCHASE

         During the second quarter 1997 the Company purchased 836,400 shares of Class A Common Stock under its previously announced stock buy back program. The repurchased shares are recorded at cost as treasury stock.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5 - ACQUISITION OF ARGSUB LIMITED

     In June 1997, DT Holdings Limited ("DTH") purchased 100% of the Common shares of Argsub Limited ("Argsub") from Argus Corporation Limited. Argsub is the holder of $401.2 million preference shares of First DT Holdings Limited ("FDTH"), a subsidiary of the Company. As a result of this acquisition, the consolidated financial statements include the accounts of Argsub and therefore this results in the elimination of the investment in Argsub preference shares which was previously disclosed as other investments and of the FDTH share capital which was previously disclosed as redeemable preferred stock.

NOTE 6  - SUBSEQUENT EVENTS

     In May 1997 Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a Canadian company in the Hollinger International consolidated group of companies, made an offer to shareholders of Southam Inc. to acquire all of the common shares of Southam not presently controlled by the Hollinger group for a consideration valued by the offeror at Cdn. $23.50 per share payable as to Cdn. $13.50 in cash and as to Cdn. $10 by the issue of a HCPH Non-Voting Special Share. The offer expired on July 7, 1997. HCPH purchased 6,552,445 common shares of Southam which had been tendered under this offer. This purchase of shares brings the Company's ownership interest in Southam to 45,692,488 common shares, or approximately 58.6%.

         The cash portion of the purchase price was funded through borrowings by HCPH under the Bank Credit Facility described in Note 3.

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

On April 18, 1997, certain Canadian newspaper interests owned and controlled by Hollinger Inc. were purchased by Hollinger Canadian Publishing Holdings Inc. ("HCPH") from Hollinger Inc. (the "Canadian Newspaper Transaction"), effective as of January 1, 1997, for an aggregate consideration of approximately Cdn.$523.0 million (U.S. $373.5 million (using exchange rates in effect on April 18, 1997)) pursuant to (i) the UniMedia Class A Stock Purchase Agreement dated as of April 18, 1997 among Hollinger Inc., UniMedia Holding Company, a subsidiary of Hollinger Inc. ("UniMedia Holding") and the Company (the "UniMedia Class A Stock Purchase Agreement"), (ii) the UniMedia Class B Common Stock Purchase Agreement dated as of April 18, 1997 among Hollinger Inc., UniMedia Holding and the Company (the "UniMedia Class B Common Stock Purchase Agreement"), and (iii) the Sterling Purchase Agreement dated as of April 18, 1997 between Hollinger Inc. and HCPH (the "Sterling Purchase Agreement"). (The UniMedia Class A Stock Purchase Agreement, the UniMedia Class B Stock Purchase Agreement and the Sterling Purchase Agreement are collectively referred to as the "Purchase Agreements.") The Canadian newspaper interests transferred to HCPH consist of the Sterling Newspaper Group and UniMedia Inc. (collectively, the "Canadian Newspapers"). Pursuant to the UniMedia Class A Stock Purchase Agreement, the Company paid UniMedia Holding consideration consisting of Cdn.$19.373 million in cash and 149,658 shares of newly issued Series 2 Non-voting Preferred Stock, par value $.01 per share, of the Company ("Series 2 Preferred Stock") with a stated issue price of Cdn.$149.658 million. Pursuant to the UniMedia Class B Stock Purchase Agreement, the Company paid UniMedia Holding consideration consisting of Cdn.$100,000 in cash and 23,267 shares of newly issued Series 1 Non-voting Preferred Stock, par value $.01 per share, of the Company ("Series 1 Preferred Stock") with a stated issue price of Cdn.$23.267 million. Pursuant to the Sterling Purchase Agreement, HCPH paid Hollinger Inc. consideration consisting of Cdn. $330.602 million in cash.

As a consideration to the closing of the Purchase Agreements, the Company, Hollinger Inc. and UniMedia Holding entered into an Exchange Agreement dated as of April 18, 1997 (the "Exchange Agreement") pursuant to which the Company agreed to exchange all of the shares of Series 1 Preferred Stock with Series 2 Preferred Stock issued to UniMedia Holding as consideration under the Purchase Agreements for shares of Class A Common Stock and shares of Series C Convertible Preferred Stock, par value $.01 per share of the Company ("Series C Preferred Stock"), subsequent to receiving the requisite approval of the stockholders of the Company (the "First Exchange") which was received on July 31, 1997. In addition, the Company, Hollinger Inc., and UniMedia Holding entered into a Second Exchange Agreement (the "Second Exchange Agreement") pursuant to which the Company agreed to issue 721,165 shares, subject to certain reductions, of Series C Preferred Stock (including up to 7,114,004 shares of Class A Common Stock into which the shares of Series C Preferred Stock are convertible) in exchange for 739,500 shares of Series A Convertible Redeemable Preferred Stock, par values $.01 per share ("Series A Preferred Stock") held by Hollinger Inc. and/or its designated subsidiary; and issue 739,500 shares of newly-authorized Series D Convertible Redeemable Preferred Stock, par value $.01 per share ("Series D Preferred Stock") (including the shares of Class A Common Stock into which such shares are convertible) in exchange for 721,165 shares, subject to certain reductions, of the Series C Preferred Stock issued in the First Exchange and held by UniMedia Holding and/or designated subsidiary (the "Second Exchange"). The exchange contemplated by the Second Exchange Agreement occurred immediately following the First Exchange, subsequent to receiving the requisite approval of the stockholders of the Company which occurred on July 31, 1997.

Following the consummation of the Purchase Agreements, Hollinger Inc.
continues to own a majority of the equity interest and voting control of the Company, the Company continues to own all of the outstanding capital stock of Publishing, and Hollinger Inc. and Publishing each hold interests in HCPH such that (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through each of their wholly-owned subsidiaries) own 50% of the voting preference shares which have only nominal equity value.


CONSOLIDATED RESULTS OF OPERATIONS

Second quarter 1997 net earnings were $28.1 million, or 25 cents per share compared to $10.9 million, or 13 cents per share, in 1996. Net earnings for the six months ended June 30, 1997 were $83.6 million, or 74 cents per share compared with $6.3 million or 7 cents per share for the same period in 1996. Earnings before extraordinary items for the six months ended June 30, 1997 were $83.6 million, or 74 cents per share compared with $8.5 million, or 10 cents per share in 1996.

Net earnings for the three months ended June 30, 1997 include non recurring net income totaling $4.9 million which includes a net gain of $5.2 million on sale of a division at the Chicago joint venture. Net earnings for the six months ended June 30, 1997 have been increased by non recurring items totaling $53.6 million which also includes the net gain on the sale of Fairfax of $49.1 million. Excluding these non recurring items in 1997, the effects of the extraordinary item and an unusual item at Fairfax in 1996, net earnings contributed by operations for the second quarter of 1997 were $23.3 million or 21 cents per share compared with $11.8 million or 14 cents per share for the second quarter of 1996 and for the six months ended June 30, 1997 were $29.9 million or 26 cents per share compared with $10.1 million or 12 cents per share.

EBITDA for the second quarter increased $36.6 million or 47.4% to $114.1 million from $77.5 million in 1996 For the six months ended June 30, 1997, EBITDA increased $77.3 million or 64.3% to $197.6 million from $120.2 in 1996. Operating income for the three months ended June 30, 1997 increased $31.8 million, or 58.0% to $86.5 million from $54.7 million in 1996. Operating income for the six month period in 1997 increased $67.3 million, or 90.5% to $141.6 million from $74.3 million in 1996.

All divisions showed improvements in EBITDA for the quarter compared to 1996. The U.K. Newspaper Group's operating results were once again affected by the direct prepaid subscription campaign that was commenced in the second half of 1996. Excluding the net direct costs of this campaign, EBITDA of the U.K. Newspaper Group was $19.7 million in the second quarter 1997 compared to $11.7 million in 1996 and $40.7 million for the first six months of 1997 compared to $24.8 million in 1996. The U.K. Newspaper Group reported a significant increase in advertising revenues, which is due, in part, to the circulation increases generated by the campaign.

Operations in the Community Group and in Southam were affected by acquisitions and disposals. On a "same store" basis the Community Group revenues and EBITDA were $56.1 million and $17.9 million, respectively, for the second quarter of 1997 compared to $54.3 million and $16.0 million, respectively, in 1996. For the six months ended June 30, 1997, Community Group "same store" revenues and EBITDA were $106.7 million and $32.2 million, respectively, compared to $105.5 million and $28.7 million, respectively, in 1996. For Southam, on a "same store" basis, revenue and EBITDA were $191.3 million and $44.6 million, respectively, for the second quarter of 1997 compared to $184.1 million and $25.0 million, respectively, in 1996. For the six months ended June 30, 1997, Southam "same store" revenues and EBITDA were $364.0 million and $73.2 million, respectively, for the second quarter of 1997 compared to $346.5 million and $37.7 million, respectively, in 1996.

The solid increases in EBITDA reflect the strong business fundamentals of the Company. Significant increases in advertising revenues and lower newsprint prices as well as 1996 acquisitions at the Community Group and Southam contributed to the increase in EBITDA.

Operating revenues for the second quarter of 1997 increased 5.5% to $562.0 million from $532.7 million in 1996 and revenues for the six month period in 1997 grew 5.8% to $1,076.3 million from $1,017.6 million in 1996. The increase in revenues was largely as a result of increased advertising revenues in all divisions and the 1996 acquisitions.

Total newsprint expense (which includes newsprint costs of $4.1 million for second quarter 1997 and $7.7 million for the six months ended June 30, 1997 associated with the direct subscription campaign), decreased 15.5% and 16.3%, respectively, for the second quarter 1997 and the six months ended June 30, 1997 compared to the respective periods in the prior year. After seeing significant increases in newsprint prices in 1995 and peak price levels in the beginning of 1996, newsprint prices began a declining trend in the second quarter of 1996 in the United States and in the fourth quarter of 1996 in the United Kingdom. Newsprint costs have remained relatively flat in the first six months of 1997.

Compensation costs decreased both in total and as a percentage of sales. Compensation costs as a percentage of sales were 32.2% and 33.5%, for the second quarter and the first six months of 1997, respectively as compared to 34.3% and 35.7% for the second quarter and first six months of 1996, respectively. Compensation costs decreased $1.7 million in the second quarter 1997 from $182.8 million to $181.1 million. For the six months ended June 30, 1997 the decrease was $4.0 million from $362.9 million in 1996 to $358.9 million. Other operating costs, excluding the direct subscription campaign costs, increased 4.1% and 2.5% for the second quarter and six months ended June 30, 1997 from the respective period in the prior year. However, as a percentage of sales, other operating costs, excluding the direct subscription campaign costs, declined from 33.1% in the second quarter of 1996 to 32.5% in 1997 and from 34.4% for the first six months of 1996, to 32.9% in 1997.

Depreciation and amortization increased $4.9 million for the second quarter 1997 from the comparable period in the prior year and $10.1 million for the six months ended June 30, 1997 as compared to the same period in the prior year. Increased depreciation and amortization resulted from the acquisitions by Southam and the Community Group and increased intangible assets as a result of the buyout of the minority interest of The Telegraph in August 1996 and increased ownership of Southam acquired in May and December 1996.

Interest expense increased $11.0 to $27.2 million for the second quarter of 1997 from $16.2 million in 1996. For the six months ended June 30, 1997 interest expense increased $22.8 million to $55.6 million from $32.8 million in 1996. The Company increased its borrowings in 1996 to fund the purchase of the additional interests in Southam, the buyout of The Telegraph minority and acquisitions of community newspapers offset, in part, by proceeds received on the sale of the Fairfax investment.

Amortization of debt issue costs represents debt issue costs on the Senior Subordinated Notes issued in February 1996 and the Senior Notes and Senior Subordinated Notes issued in February 1997 and the Publishing Credit Facility.

Equity in net earnings of affiliates increased from $0.6 million in the second quarter of 1996 to $5.4 million in 1997 and from $3.1 million for the first six months of 1996 to $5.6 million in 1997. The increase is due to a gain of $5.2 million on sale of a division at the Chicago joint venture offset by the decrease in equity earnings as a result of the sale of the interest in Fairfax. In December 1996, the Company announced the sale in three tranches of its interest in Fairfax. The first tranche was sold in December 1996. Proceeds of $239.0 million from the sale of the second and third tranches were received in the first quarter of 1997. A pre-tax gain of $65.4 million was recognized on the sale of the second and third tranches and is included in other income for the first six months of 1997.

                                          Three Months Ended June 30,         Six Months Ended June 30,
                                         ----------------------------      -----------------------------
                                               1997           1996            1997              1996
                                         ------------     -----------      ------------      -----------
                                              Amount         Amount           Amount            Amount
                                         ------------     -----------      ------------      -----------

Operating revenues:                        (dollar amounts in thousands)   (dollar amounts in thousands)
       United States Newspaper Group     $ 160,064      $ 153,740      $   306,341      $    296,087
       U.K. Newspaper Group                128,020        113,510          250,336           225,056
       Canadian Newspaper Group            273,937        265,406          519,587           496,412
                                         ---------      ---------      -----------      ------------

Total operating revenue                  $ 562,021      $ 532,656      $ 1,076,264      $  1,017,555
                                         =========      =========      ===========      ============

Operating income:
       United States Newspaper Group     $  28,155      $  18,697      $    45,032      $     21,939
       U.K. Newspaper Group                  8,915          9,344           16,912            19,953
       Canadian Newspaper Group             49,390         26,688           79,644            32,447
                                         ---------      ---------      -----------      ------------

Total operating income                   $  86,460      $  54,729      $   141,588      $     74,339
                                         =========      =========      ===========      ============

EBITDA:
       United States Newspaper Group     $  37,770      $  28,297      $    64,992      $     41,938
       U.K. Newspaper Group                 13,279         11,746           25,918            24,797
       Canadian Newspaper Group             63,079         37,408          106,711            53,507
                                         ---------      ---------      -----------      ------------

Total EBITDA                             $ 114,128      $  77,451      $   197,621      $    120,242
                                         =========      =========      ===========      ============

Operating revenues:
       United States Newspaper Group          28.5%          28.9%            28.5%             29.1%
       U.K. Newspaper Group                   22.8%          21.3%            23.3%             22.1%
       Canadian Newspaper Group               48.7%          49.8%            48.2%             48.8%
                                         ----------     ---------      -----------      ------------


Total operating revenue                      100.0%         100.0%           100.0%            100.0%
                                         ==========     =========      ===========      ============

Operating income:
       United States Newspaper Group          32.6%          34.2%            31.8%             29.5%
       U.K. Newspaper Group                   10.3%          17.0%            11.9%             26.8%
       Canadian Newspaper Group               57.1%          48.8%            56.3%             43.7%
                                         ---------      ---------      -----------      ------------


Total operating income                       100.0%         100.0%           100.0%            100.0%
                                         =========      =========      ===========      ============

EBITDA:
       United States Newspaper Group          33.1%          36.5%            32.9%             34.9%
       U.K. Newspaper Group                   11.6%          15.2%            13.1%             20.6%
       Canadian Newspaper Group               55.3%          48.3%            54.0%             44.5%
                                         ---------      ---------      -----------      ------------


Total EBITDA                                 100.0%         100.0%           100.0%            100.0%
                                         =========      =========      ===========      ============

EBITDA Margin:
       United States Newspaper Group          23.6%          18.4%            21.2%             14.2%
       U.K. Newspaper Group                   10.4%          10.3%            10.4%             11.0%
       Canadian Newspaper Group               23.0%          14.1%            20.5%             10.8%

Total EBITDA Margin                           20.3%          14.5%            18.4%             11.8%


                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                         -------------------------------  --------------------------------
                                                              1997            1996             1997             1996
                                                         ---------------  --------------  ---------------  ---------------
                                                             Amount           Amount          Amount           Amount
                                                         ---------------  --------------  ---------------  ---------------
United States Newspaper Group                             (dollar amounts in thousands)    (dollar amounts in thousands)
       Operating revenue
            Advertising                                  $       109,381  $      100,624  $       206,286  $       193,485
            Circulation                                           37,709          37,704           74,923           72,475
            Job printing and other                                12,974          15,412           25,132           30,127
                                                         ---------------  --------------  ---------------  ---------------
       Total operating revenue                                   160,064         153,740          306,341          296,087
                                                         ---------------  --------------  ---------------  ---------------

       Operating costs
            Newsprint                                             22,541          30,360           42,928           60,224
            Compensation costs                                    57,856          54,497          113,398          108,886
            Other operating costs                                 41,897          40,586           85,023           85,039
            Depreciation and amortization                          9,615           9,600           19,960           19,999
                                                         ---------------  --------------  ---------------  ---------------
       Total operating costs                                     131,909         135,043          261,309          274,148
                                                         ---------------  --------------  ---------------  ---------------

       Operating income                                  $        28,155  $       18,697  $        45,032  $        21,939
                                                         ===============  ==============  ===============  ===============

U.K. Newspaper Group
       Operating revenue
            Advertising                                  $        88,575  $       68,955  $       173,529  $       136,451
            Circulation                                           34,225          40,596           67,442           81,874
            Job printing and other                                 5,220           3,959            9,365            6,731
                                                         ---------------  --------------- ---------------  ---------------
       Total operating revenue                                   128,020         113,510          250,336          225,056
                                                         ---------------  --------------  ---------------  ---------------

       Operating costs
            Newsprint                                    $        22,281  $       27,837  $        44,808  $        54,264
            Compensation costs                                    22,695          17,842           43,483           36,020
            Other operating costs                                 63,324          56,085          121,341          109,975
            Direct subscription campaign costs                     6,441               -           14,786                -
            Depreciation and amortization                          4,364           2,402            9,006            4,844
                                                         ---------------  --------------- ---------------  ---------------
       Total operating costs                                     119,105         104,166          233,424          205,103
                                                         ---------------  --------------  ---------------  ---------------

       Operating income                                  $         8,915  $        9,344  $        16,912  $        19,953
                                                         ===============  ==============  ===============  ===============

Canadian Newspaper Group
       Operating revenue
            Advertising                                  $       201,323  $      178,589  $       376,222  $       328,443
            Circulation                                           61,125          71,202          121,110          129,224
            Job printing and other                                11,489          15,615           22,255           38,745
                                                         ---------------  --------------  ---------------  ---------------
       Total operating revenue                                   273,937         265,406          519,587          496,412
                                                         ---------------  --------------  ---------------  ---------------

       Operating costs
            Newsprint                                    $        33,071  $        38,856 $        61,178  $        72,553
            Compensation costs                                   100,527          110,498         202,057          218,005
            Other operating costs                                 77,260           78,644         149,641          152,347
            Depreciation and amortization                         13,689           10,720          27,067           21,060
                                                         ---------------  --------------- ---------------  ---------------
       Total operating costs                                     224,547          238,718         439,943          463,965
                                                         ---------------  ---------------  --------------  ---------------

       Operating income                                  $        49,390  $        26,688  $       79,644  $        32,447
                                                         ===============  ===============  =============== ===============



                                                   Three Months Ended June 30, Six Months Ended June 30,
                                                   --------------------------  ----------------------
                                                       1997         1996          1997        1996
                                                   -----------    -----------  ----------  ----------
                                                    Percentage    Percentage   Percentage   Percentage
                                                   -----------    -----------  ----------  ----------
United States Newspaper Group
       Operating revenue
            Advertising                                  68.3%          65.5%       67.3%       65.3%
            Circulation                                  23.6%          24.5%       24.5%       24.5%
            Job printing and other                        8.1%          10.0%        8.2%       10.2%
                                                   -----------    -----------  ----------  ----------
       Total operating revenue                          100.0%         100.0%      100.0%      100.0%
                                                   ===========    ===========  ==========  ==========

       Operating costs
            Newsprint                                    14.1%          19.8%       14.0%       20.3%
            Compensation costs                           36.1%          35.4%       37.0%       36.8%
            Other operating costs                        26.2%          26.4%       27.8%       28.7%
            Depreciation and amortization                 6.0%           6.2%        6.5%        6.8%
                                                   -----------    -----------  ----------  ----------
       Total operating costs                             82.4%          87.8%       85.3%       92.6%
                                                   -----------    -----------  ----------  ----------


       Operating income                                  17.6%          12.2%       14.7%        7.4%
                                                   ===========    ===========  ==========  ==========

U.K. Newspaper Group
       Operating revenue
            Advertising                                  69.2%          60.7%       69.4%       60.6%
            Circulation                                  26.7%          35.8%       26.9%       36.4%
            Job printing and other                        4.1%           3.5%        3.7%        3.0%
                                                   -----------    -----------  ----------  ----------
       Total operating revenue                          100.0%         100.0%      100.0%      100.0%
                                                   ===========    ===========  ==========  ==========

       Operating costs
            Newsprint                                    17.4%          24.5%       17.9%       24.1%
            Compensation costs                           17.7%          15.7%       17.4%       16.0%
            Other operating costs                        49.5%          49.4%       48.4%       48.9%
            Direct subscription campaign costs            5.0%            --         5.9%         --
            Depreciation and amortization                 3.4%           2.2%        3.6%        2.1%
                                                   -----------    -----------  ----------  ----------
       Total operating costs                             93.0%          91.8%       93.2%       91.1%
                                                   -----------    -----------  ----------  ----------


       Operating income                                   7.0%           8.2%        6.8%        8.9%
                                                   ===========    ===========  ==========  ==========

Canadian Newspaper Group
       Operating revenue
            Advertising                                  73.5%          67.3%       72.4%       66.2%
            Circulation                                  22.3%          26.8%       23.3%       26.0%
            Job printing and other                        4.2%           5.9%        4.3%        7.8%
                                                   -----------    -----------  ----------  ----------
       Total operating revenue                          100.0%         100.0%      100.0%      100.0%
                                                   -----------    -----------  ----------  ----------

       Operating costs
            Newsprint                                    12.1%          14.6%       11.8%       14.6%
            Compensation costs                           36.7%          41.6%       38.9%       43.9%
            Other operating costs                        28.2%          29.6%       28.8%       30.7%
            Depreciation and amortization                 5.0%           4.0%        5.2%        4.3%
                                                   -----------    -----------  ----------  ----------
       Total operating costs                             82.0%          89.9%       84.7%       93.5%
                                                   -----------    -----------  ----------  ----------


       Operating income                                  18.0%          10.1%       15.3%        6.5%
                                                   ===========    ===========  ==========  ==========

GROUP OPERATING RESULTS


UNITED STATES NEWSPAPER GROUP

United States Newspaper Group operating revenues increased 4.1% for the second quarter 1997 and 3.1% for the six months ended June 30, 1997 over the prior year. Advertising revenues grew 8.7% and 6.6% in the second quarter and first six months of 1997, respectively, primarily due to the strengthening of the advertising market. The increase in advertising revenues was offset, in part, by declines in job printing revenue which was the result of declining newsprint prices. Chicago Group operating revenues increased approximately 1.0% for both the second quarter and first six months of 1997 as compared to the same periods in the prior year. The Community Group operating revenues increased 8.2% and 6.6% in the second quarter and first six months of 1997 as compared to the respective periods in 1996. Acquisitions during 1996 at the Community Group added $12.8 million and $23.8 million to revenues for the second quarter 1997 and first six months of 1997, respectively.

Operations in the Community Group were affected by acquisitions and disposals. On a "same store" basis the Community Group revenues and EBITDA were $56.1 million and $17.9 million, respectively, in the second quarter 1997 compared to $54.3 million and $16.0 million, respectively, in 1996. For the six months ended June 30, 1997 "same store" revenues and EBITDA were $106.7 million and $32.2 million as compared to $105.5 million and $28.9 million in 1996.

EBITDA and operating income continued to show significant increases at the United States Newspaper Group primarily as a result of lower newsprint prices and increased advertising revenues as noted above. Newsprint expense declined by 25.8% and 28.7% for the second quarter and first six months of 1997 as compared to the respective periods in the prior year. EBITDA for the second quarter 1997 increased 33.5% to $37.8 million from $28.3 million in 1996 and for the six months ended June 30, 1997 increased 55.0% from $41.9 million to $65.0 million. Acquisitions at the Community Group in 1996 added $4.3 million and $7.6 million to EBITDA for the second quarter and first six months of 1997, respectively.

Second quarter operating income of the United States Newspaper Group increased 50.6% to $28.2 million in 1997 from $18.7 million in the prior year. For the six months ended June 30, 1997, operating income increased 105.3% to $45.0 million from $29.1 million in the prior year. Compensation costs as a percentage of sales increased slightly for the second quarter 1997 to 36.1% from 35.4% in the second quarter of 1996. However, for the first six months of 1997 and 1996 compensation costs remained fairly consistent at approximately 37% of sales. Other operating costs, as a percentage of sales, remained consistent for the second quarter 1997 compared with 1996 and decreased to 27.8% for the first six months of 1997 from 28.7% in 1996.


U.K. NEWSPAPER GROUP

Second quarter operating revenues for the U.K. Newspaper Group increased $14.5 million to $128.0 million in 1997 from $113.5 million in 1996 and for the six months ended June 30, 1997 increased $25.2 million to $250.3 million from $225.1 million in 1996. The majority of the increase was from growth in advertising revenues offset, in part, by decreased circulation revenues.

The U.K. Newspaper Group's operating income for the second quarter of 1997 decreased by $0.4 million from 1996 and for the six months ended June 30, 1997 decreased $3.0 million from the same period in 1996. Costs, net of subscription revenue, related to the direct subscription campaign contributed to the decrease in operating income but the decrease was offset in part by an increase in advertising revenues. Newsprint costs for the second quarter of 1997 were $26.4 million (including $4.1 million of newsprint costs associated with the direct subscription campaign) compared with $27.8 million in 1996. For the first six months of 1997 newsprint costs were $52.5 million (including $7.7 million of newsprint costs associated with the direct subscription campaign) compared with $54.3 million in the comparable period of 1996. The effect of lower newsprint prices was almost entirely offset by increased consumption related to higher circulation and a greater number of pages in the newspaper largely as a result of increased advertising. Compensation costs increased for both the second quarter and the six months ended June 30, 1997 as a result of advertising bonuses related to the increase in advertising revenue, general salary increases, and an addition of staff resulting from the launch of a new Sunday magazine. Costs of the new magazine and increased editorial were the primary factors in the increase in other operating costs. Amortization in the first half of 1997 increased by $4.2 million primarily as a result of the additional amortization of intangible assets due to the acquisition of The Telegraph minority in August of 1996.


CANADIAN NEWSPAPER GROUP

Second quarter operating revenues for the Canadian Newspaper Group increased $8.5 million from $265.4 million in 1996 to $273.9 million in 1997. Operating revenues for the six months ended June 30, 1997 grew 4.7% to $519.6 million from $496.4 million in 1996. Advertising revenues increased 12.7% in the second quarter of 1997 and 14.5% for the six months ended June 30, 1997 as compared to the prior year. The increase in advertising revenue was offset in part, by decreases in circulation revenue due primarily to the disposal by Southam in the second quarter of 1996, of its information technology group. Acquisitions at Southam added $24.6 million in revenues and $7.6 million to EBITDA for the second quarter of 1997 and $45.4 million in revenues and $12.4 million to EBITDA for the six months ended June 30, 1997.

Operating income for the Canadian Newspaper Group increased by $22.7 million from $26.7 million in the second quarter of 1996 to $49.4 million in 1997. The increase in operating income for the six month period was $47.2 million to $79.6 million in 1997 from $32.4 million in 1996. Decreased newsprint and compensation costs in addition to the increased advertising revenues contributed to the growth in operating income. The decrease in compensation costs is primarily the result of staff reductions at Southam. Depreciation and amortization for both the second quarter 1997 and six months ended June 30, 1997 increased compared with 1996 primarily as a result of increased intangible assets arising from the greater percentage ownership of Southam.

Operations in Southam were affected by acquisitions and disposals. Revenue and EBITDA, on a "same store" basis, were $191.3 million and $44.6 million, respectively, in the second quarter of 1997 compared to $184.1 million and $25.0 million, respectively, in the second quarter of 1996. For the six month period, revenue and EBITDA, on a "same store" basis, were $364.0 million and $73.2 million, respectively, for 1997 compared to $346.5 million and $37.7 million, respectively, in 1996.

LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL

Working capital consists of current assets less current liabilities. Working capital was $33.2 million at June 30, 1997 compared to a working capital deficiency of $659.6 million at December 31, 1996. The improvement is the result of the repayment of short term debt and the second quarter payment to Hollinger Inc. related to the transfer of the Canadian Newspapers using the proceeds from the Fairfax sale and partial proceeds from the Notes Offering. Current assets were $475.1 million at June 30, 1997 compared with $523.7 million at December 31, 1996. The decrease was due to a reduction in cash which was used primarily for acquisitions and capital expenditures. All other current assets remained fairly consistent between December 31, 1996 and June 30, 1997. Current liabilities, excluding debt obligations were $406.7 million at June 30, 1997, compared with $644.1 million at December 31, 1996. The decrease primarily is due to the payment to Hollinger Inc. in the second quarter related to the transfer of Canadian Newspapers.


DEBT

Current debt obligations, excluding the current portion of long term debt, included in current liabilities were $503.4 million at December 31, 1996. The proceeds from the issuance of the Senior Notes and Senior Subordinated Notes in the first quarter of 1997 were used to paydown the bank loans that were outstanding at December 31, 1996. There was no short term bank debt outstanding as of June 30, 1997. Long-term debt, including the current portion, was $1,358.8 million at June 30, 1997 compared with $711.3 million at December 31, 1996. The increase is primarily due to the issuance in March 1997 of $550.0 million of the Senior Notes and Senior Subordinated Notes and the drawdown of the Bank Credit Facility for the purchase of the Canadian Newspapers as described below.

1997 OFFERINGS

On March 4, 1997, Publishing filed both a Preliminary Prospectus and a Preliminary Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, which closed on March 18, 1997. Both the Senior Notes and Senior Subordinated Notes are guaranteed by the Company.

The Senior Notes are unsecured senior obligations of Publishing and rank pari-passu with all other senior indebtedness of Publishing including Publishing's bank credit facilities. The Senior Notes mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9 1/4% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock.

publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay indebtedness, to repay redeemable preference shares of DTH and FDTH and for general working capital.

BANK CREDIT FACILITY

On April 7, 1997, Publishing, HCPH, The Telegraph and certain financial institutions entered into a new long-term bank credit facility (the "Bank Credit Facility"). The purchase price of the Canadian Newspapers was financed in part through a $175 million borrowing by HCPH under the Bank Credit Facility. The Bank Credit Facility originally provided for up to $900 million in total credit availability under four tranches with available borrowings by The Telegraph limited to $150 million, available borrowings by HCPH limited to $750 million, and available borrowings by Publishing limited to $900 million, less amounts outstanding under other tranches, with maximum borrowings in each case limited by financial statement covenants. In July 1997, the Company reduced its total available commitment to $515 million and reduced the HCPH tranche to $365 million. The Bank Credit Facility matures on March 15, 2004 with required reductions in availability equal to 6.25% of the commitment per calendar quarter commencing on June 30, 2000.

Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. The obligations of each borrower under the Bank Credit Facility are guaranteed by the Company and by each U.S. subsidiary (other than American Publishing (1991) Inc. ("AP-91"), which provides a partial guaranty). The obligations of HCPH are guaranteed in whole or in part by each of its Canadian subsidiaries and by The Telegraph and its subsidiaries. The obligations of The Telegraph are guaranteed in whole or in part by each United Kingdom ("U.K.") subsidiary and by HCPH and each of its Canadian subsidiaries.

The obligations of all borrowers under the Bank Credit Facility are secured by a pledge by the Company of all stock of Publishing, the pledge by Publishing and its restricted subsidiaries of the stock of their United States subsidiaries (other than AP-91 and its subsidiaries), certain intercompany notes and security agreements, and portions of the stock of certain Canadian and U.K. subsidiaries. The obligations of HCPH and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by all or part of the pledge of the stock of the Canadian subsidiaries, including approximately 42% of the stock of Southam, and all or part of the stock of The Telegraph and the U.K. subsidiaries. The obligations of The Telegraph and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by the pledge of all or part of the stock of the U.K. subsidiaries, and all or part of the stock of The Telegraph and the Canadian subsidiaries.

The parties to the Bank Credit Facility entered into a First Amendment Agreement to the Bank Credit Facility (the "First Amendment") dated May 12, 1997. The First Amendment amends certain terms and conditions of the Bank Credit Facility to permit HCPH to bid for the remaining shares of Southam not currently owned by it. The First Amendment allows for the Southam offer as an "Approved Acquisition" and modifies certain definitions, representations and covenants to account for, among other things, the issuance of HCPH Special Shares, the operation of the Exchange Indenture, approval by the lenders of the bid circular and related documentation, and the provision and timing of additional security under the Bank Credit Facility.

The parties to the Bank Credit Facility entered into a Second Amendment Agreement to the Bank Credit Facility (the "Second Amendment") dated June 23, 1997. The Second Amendment amends certain terms and conditions of the Bank Credit Facility primarily to allow HCPH to take up less than all of the outstanding Southam shares and allows Publishing to pay up to $20 million in dividends to the Company for Class A Common Stock repurchases.

REDEEMABLE PREFERRED STOCK

In May and June 1997, The Company's subsidiaries, DTH and FDTH, paid approximately $116.9 million in respect of the redemption of their redeemable preferred stock. in June 1997, DTH purchased 100% of the common shares of Argus Limited ("Argsub") from Argus Corporation Limited. Argsub is the holder of $401.2 million preference shares of FDTH. As a result of this acquisition, the consolidated financials include the accounts of Argsub and therefore, this results in the elimination of the investment in Argsub preference shares which was previously disclosed as other investments and of the FDTH Share capital which was previously disclosed as Redeemable preferred stock.

EBITDA

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and other income was $114.1 million for the second quarter of 1997 compared with $77.5 million for the same period in 1996 and $197.6 million for the first six months of 1997 compared to $120.2 million in 1996. The Company believes that EBITDA is important to its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA.

CASH FLOWS

Cash flows from operating activities were $96.2 million in the second quarter of 1997, compared with $61.4 million in 1996. Excluding changes in working capital (other than cash), cash provided by operating activities was $136.6 million in 1997 and $85.6 million in 1996.

Cash flows related to investing activities were an inflow of $148.3 million in 1997, largely related to the sale of the interest in Fairfax, and an outflow of $165.1 million in 1996, due largely to acquisitions at the Canadian Newspaper Group made by Hollinger Inc.

Cash flows related to financing activities were a net outflow of $273.8 million in 1997. Net cash inflows of $152.1 million in 1996, were primarily the result of the equity and debt offering in February 1996.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The United States Newspaper Group, the U.K. Newspaper Group, and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, proceeds from the Company's initial public offering in May 1994, concurrent debt and equity offerings in February 1996, concurrent equity offerings in August 1996 and a debt offering in March 1997.

During the second quarter the Chicago Sun-Times announced a commitment to purchase six new printing presses in connection with the construction of its $100 million state of the art printing facility. The facility is expected to be operational in 1999.


DIVIDENDS AND OTHER COMMITMENTS

The Company's sales of Class A Common Stock and PRIDES has significantly increased its dividend obligations and the Company also has significant debt service obligations, capital expenditures, management fees due to Hollinger Inc. and dividends on its Series A Redeemable Preferred Stock.

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of June 30, 1997, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments would, under the most restrictive provisions, have been approximately $64.8 million. The foregoing calculation is based on the sum of the following for the period January 1, 1997 to June 30, 1997: (i) 50% of the sum of (x) consolidated net income of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) amortization expense of Publishing and its subsidiaries;
(ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing. The Company's subsidiary, American Publishing
(1991) Inc. also is party to an agreement that limits its respective ability to pay dividends and make other payments to the Company.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

SUBSEQUENT EVENTS

In May 1997 HCPH made an offer to shareholders of Southam Inc. to acquire all of the common shares of Southam not controlled by the Hollinger group for a consideration valued by the offeror at Cdn. $23.50 per share payable as to Cdn. $13.50 in cash and as to Cdn. $10 by the issue of a HCPH Non-voting Special Share.

The Special Share will be automatically exchanged three years after issue into shares of Class A common stock of the Company on the basis of an exchange ratio calculated by dividing Cdn. $12.31 by 95 percent of the then weighted average trading price of the Class A Shares on the New York Stock Exchange (expressed for these purposes in Canadian dollars). In the alternative, the Company will have the option to satisfy its exchange obligation by the payment of Cdn. $12.31 cash per Special Share. The Special Shares are listed on the Toronto Stock Exchange and the Alberta Stock Exchange.

This offer expired on July 7, 1997. HCPH purchased 6,552,445 common shares of Southam which had been tendered under this offer. This purchase of shares brings the Company's ownership interest in Southam to 45,692,488 common shares, or approximately 58.6%.

The cash portion of the purchase price was funded through borrowings by HCPH under the Bank Credit Facility.

OTHER

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on the Form 10-K for a discussion of factors that may affect such statements.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.01 Hollinger International Publishing Inc. Second
                                 Amended and Restated Credit Agreement dated
                                 April 7, 1997

                           10.02 First Amendment dated May 12, 1997 to
                                 Hollinger International Publishing Inc. Second
                                 Amended and Restated Credit Agreement

                           10.03 Second Amendment dated June 23, 1997 to
                                 Hollinger International Publishing Inc. Second
                                 Amended and Restated Credit Agreement

                  (b)      Reports on Form 8-K

               The Company filed a report on Form 8-K under Item 5 on July 14,
               1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant

Date:  August 14, 1997                         By:   /S/    J. A. Boultbee
                                                     ---------------------
                                                     J. A. Boultbee
                                                     Vice President, and
                                                     Chief Financial Officer