Form 10-Q
period 1997-09-30
HOLLINGER INTERNATIONAL INC
filed 1997-11-14
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -------------


                          Commission File No.  0-24004

                          HOLLINGER INTERNATIONAL INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)



                       Delaware                      95-3518892
                       --------                      ----------
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)       Identification No.)


         401 North Wabash Avenue, Suite 740, Chicago, Illinois      60611
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

                            Yes   X          No
                                 ----           ----
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Class                 Outstanding at November 10, 1997
           ------------------------    --------------------------------
           Class A Common Stock
           par value $.01 per share         71,556,899 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                            THREE MONTHS ENDED,                          NINE MONTHS ENDED
                                                               SEPTEMBER 30,                                SEPTEMBER 30,
                                                           1997             1996                       1997              1996
                                                           ----             ----                       ----              ----
OPERATING REVENUES
  Advertising                                              $364,829         $313,513                $1,120,866         $ 971,892
  Circulation                                               131,982          139,794                   395,457           423,367
  Job printing                                               19,388           22,312                    56,741            61,186
  Other                                                       7,459           19,547                    26,858            56,276
                                                           --------         --------                ----------        ----------
    Total operating revenues                                523,658          495,166                 1,599,922         1,512,721
                                                           --------         --------                ----------        ----------
OPERATING COSTS AND EXPENSES
  Newsprint                                                  75,020           82,198                   223,934           269,239
  Compensation costs                                        185,636          174,987                   544,574           537,898
  Other operating costs                                     179,841          180,819                   535,846           528,180
  Direct subscription campaign costs, net                     7,405                -                    22,191                 -
  Depreciation and amortization                              30,064           26,161                    86,097            72,064
                                                           --------         --------                ----------        ----------
  Total operating costs and expenses                        477,966          464,165                 1,412,642         1,407,381
                                                           --------         --------                ----------        ----------
  Operating income                                           45,692           31,001                   187,280           105,340
                                                           --------         --------                ----------        ----------
Other income (expense)
  Interest expense                                          (28,270)         (23,743)                  (83,863)          (56,539)
  Amortization of debt issue costs                             (816)          (2,606)                   (5,966)           (3,623)
  Equity in earnings of affiliates                              260            2,566                     5,882             5,649
  Interest and dividend income                                1,698            3,144                     7,879             8,495
  Other income, net                                           1,685              609                    69,753             2,327
                                                           --------         --------                ----------        ----------
    Total other income (expense)                            (25,443)         (20,030)                   (6,315)          (43,691)
                                                           --------         --------                ----------        ----------
Earnings before income taxes, minority
  interest and extraordinary item                            20,249           10,971                   180,965            61,649
Provision for income taxes                                    8,305            9,067                    60,806            29,384
                                                           --------         --------                ----------        ----------
Earnings before minority interest and
  extraordinary item                                         11,944            1,904                   120,159            32,265
Minority interest                                             6,335            5,897                    30,999            27,784
                                                           --------         --------                ----------        ----------
Earnings (loss) before extraordinary item                     5,609           (3,993)                   89,160             4,481
Extraordinary loss on debt extinguishments                        -                -                         -            (2,150)
                                                           --------         --------                ----------        ----------
Net earnings (loss)                                        $  5,609         $ (3,993)               $   89,160         $   2,331
                                                           ========         ========                ==========        ==========
Earnings (loss) per common share and common share
  equivalent
  Earnings before extraordinary item                       $   0.05         $  (0.04)               $     0.78         $    0.04
  Extraordinary loss on debt extinguishments                      -                -                         -             (0.03)
                                                           --------         --------                ----------        ----------
Net earnings (loss) per common share and
 common share equivalent                                   $   0.05         $  (0.04)               $     0.78         $    0.01
                                                           ========         ========                ==========        ==========

Weighted average shares outstanding                         115,676          100,031                   113,851            86,603
                                                           ========         ========                ==========        ==========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                           SEPTEMBER 30,          DECEMBER 31,
ASSETS                                                         1997                  1996
                                                          ------------          --------------
Current assets:
  Cash and cash equivalents                               $     59,878             $  148,550
  Accounts receivable, net                                     280,099                321,586
  Due from Hollinger Inc.                                       32,328                      -
  Inventories                                                   34,488                 30,056
  Other current assets                                          30,030                 23,494
                                                          ------------             ----------
      Total current assets                                     436,823                523,686
Investments in affiliates                                       51,406                198,496
Other investments, at cost                                      70,923                487,547
Property, plant and equipment, net of accumulated
depreciation                                                   609,626                561,731
Intangible assets, net of accumulated amortization           1,704,974              1,641,485
Other assets                                                    47,622                 12,599
                                                          ------------             ----------
                                                          $  2,921,374             $3,425,544
                                                          ============             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                    $   35,384             $   35,920
  Bank loans                                                         -                503,364
  Accounts payable                                              79,668                114,545
  Accrued expenses                                             159,576                173,832
  Deferred revenue                                              80,893                 79,182
  Income taxes payable                                          32,443                 38,896
  Due to Hollinger Inc.                                              -                263,149
                                                           -----------             ----------
      Total current liabilities                                387,964              1,208,888
Long-term debt                                               1,431,916                675,428
Other long-term liabilities                                    116,268                128,822
                                                          ------------             ----------
      Total liabilities                                      1,936,148              2,013,138
                                                           -----------             ----------
Minority interest                                              192,336                109,943
                                                           -----------             ----------
Redeemable preferred stock                                      78,518                605,579
                                                           -----------             ----------
Stockholders' equity:
    Convertible preferred stock                                195,104                195,104
    Class A common stock                                           726                    726
    Class B common stock                                           150                    150
    Additional paid-in capital                                 389,741                346,572
    Cumulative foreign currency translation adjustment         (35,126)                22,995
    Retained earnings                                          178,850                131,337
                                                           -----------             ----------
                                                               729,445                696,884
    Class A common stock in treasury, at cost                  (15,073)                     -
                                                           -----------             ----------
      Total stockholders' equity                               714,372                696,884
                                                           -----------             ----------
                                                           $ 2,921,374             $3,425,544
                                                           ===========             ==========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                   1997                  1996
                                                                 -------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                     89,160             $   2,331
  Items not involving cash:
     Depreciation and amortization                                 86,097                72,064
     Amortization of debt issue costs                               5,966                 7,207
     Equity in net earnings of affiliates, net                     (3,429)                  321
     Minority interest                                             30,999                27,784
     Gain on sale of investment                                   (63,320)                  (10)
     Other non-cash items                                          34,719                 3,302
  Changes in working capital net                                  (45,532)               11,437
                                                              -----------             ---------
     Cash provided by operating activities                        134,660               124,436
                                                              -----------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (94,161)              (88,032)
  Proceeds from sales of assets                                     2,237                76,148
  Acquisitions, net                                               (43,769)             (199,475)
  Additions to investments                                        (66,914)             (661,935)
  Proceeds on disposal of investments                             237,596                     -
  Collections on long-term receivables                              9,401                 8,431
  Other investing activities                                       (4,051)                  446
                                                              -----------             ---------
     Cash provided by (used in) investing activities               40,339              (864,417)
                                                              -----------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                    877,342               355,062
  Repayments of long-term debt                                   (115,214)             (450,748)
  Proceeds from short-term debt                                         -               642,450
  Repayments of short-term debt                                  (495,784)              (78,299)
  Payment of debt issue costs                                     (37,221)                    -
  Changes in amounts due to/from affiliated companies            (299,600)              (33,339)
  Proceeds from common stock                                            -               443,530
  Repurchase of common stock                                      (15,063)                    -
  Issue of common shares of a subsidiary                           10,105                 1,230
  Redemption of preference shares                                (116,863)                    -
  Dividends to minority interests                                  (9,281)              (28,265)
  Cash dividends paid                                             (41,052)              (31,672)
  Acquisition paid for by Hollinger Inc.                                -                68,436
  Other financing activities                                          (17)              (28,115)
                                                              -----------             ---------
     Cash provided by (used in) financing activities             (242,648)              860,270
                                                              -----------             ---------
Effect of exchange rate changes on cash                           (21,023)                1,960
                                                              -----------             ---------
Net increase (decrease) in cash                                   (88,672)              122,249
Cash at beginning of period                                       148,550                23,810
                                                              -----------             ---------
Cash at end of period                                         $    59,878             $ 146,059
                                                              ===========             =========

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


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which owns approximately 59.8% of the combined equity ownership interest and approximately 84.3% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's Preferred Redeemable Increased Dividend Equity Securities ("PRIDES"), the exchange of the HCPH Special Shares or upon conversion of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock").

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

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. The 1996 results have also been restated to reflect an accounting change originally made in the fourth quarter of 1996 that related to the third quarter.

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

     Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay substantially all of its outstanding bank indebtedness, to repay the redeemable preference shares of DTH and FDTH and for general working capital purposes.

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

                HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                 (UNAUDITED)


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

     The obligations of all borrowers under the Bank Credit Facility are secured by a pledge by the Company of all stock of Publishing, the pledge by Publishing and its restricted subsidiaries of the stock of their United States subsidiaries (other than AP-91 and its subsidiaries), certain intercompany notes and security agreements, and portions of the stock of certain Canadian and U.K. subsidiaries. The obligations of HCPH and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by all or part of the pledge of the stock of the Canadian subsidiaries, including approximately 58% of the stock of Southam, and all or part of the stock of The Telegraph and the U.K. subsidiaries. The obligations of The Telegraph and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by the pledge of all or part of the stock of the U.K. subsidiaries, and all or part of the stock of The Telegraph and the Canadian subsidiaries.

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

NOTE 4 - STOCK REPURCHASE

     During 1997 the Company purchased 1,295,500 shares of Class A Common Stock under its previously announced stock buy back program. The repurchased shares are recorded at cost as treasury stock.

                HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                 (UNAUDITED)

NOTE 5 - ACQUISITION OF ARGSUB LIMITED

In June 1997 DTH purchased 100% of the common shares of Argsub from Argus Corporation Limited. Argsub is the holder of $401.2 million preference shares of FDTH, a subsidiary of the Company. As a result of this acquisition, the consolidated financial statements include the accounts of Argsub and therefore this results in the elimination of the investment in Argsub preference shares which was previously disclosed as other investments and of the FDTH share capital which was previously disclosed as redeemable preferred stock.

NOTE 6 - ISSUE OF NON-VOTING SPECIAL SHARES OF HCPH

        HCPH, a Canadian company in the Hollinger International consolidated group of companies issued 6,552,425 Cdn. $10 Non-Voting Special shares ("Special Shares") in July 1997 for a total issue price of Cdn. $65,524,250. This issue of the special shares was part of the consideration for the purchase of Southam shares described in note 7 below.

        In September 1997 an additional 4,146,107 special shares were issued for a total issue price of Cdn. $41,461,070 in exchange for 4,146,107 special shares in 3396754 Canada Limited (3396754), a subsidiary of Hollinger Inc.

        On July 18, 1997 HCPH, the Company and Montreal Trust Company of Canada as trustee, entered into an Exchange Indenture providing for the exchange of the HCPH special shares at the option of the holder (Optional Exchange) at any time after December 23, 1997 but prior to June 26, 2000,into newly issued Class A Subordinate Voting Shares of Hollinger International based on an exchange ratio set out in the Exchange Indenture (initially .510 Class A Subordinate Voting Shares per HCPH special share and increasing to .602 after June 8, 2000.) Each HCPH special share will be automatically exchanged (Mandatory Exchange) on June 26, 2000 into a number of Hollinger International Class A Subordinate Voting Shares equal to a) US$8.88 divided by b) 95% of the current market price of the Class A Subordinate Voting Shares. Upon either an Optional Exchange or a Mandatory Exchange, Hollinger International will have the option in lieu of delivering all or any of the Class A Subordinate Voting Shares issuable on exchange, to make a cash payment.

        On September 3, 1997, 3396754, HCPH and the Company entered into an Exchange Agreement, in respect of the special shares issued by 3396754 and held by HCPH. The terms of the Exchange Agreement are virtually identical to the Exchange Indenture described above, such that the issue of any Class A Subordinate Voting Shares or cash payment by Hollinger International resulting from the Optional Exchange or Mandatory Exchange in respect of the 4,146,107 HCPH special shares previously described, will be provided by 3396754. Such shares or cash amounts will be provided to 3396754 by Hollinger Inc.

        The number of Class A Subordinate Voting Shares which would be issued on the Mandatory Exchange date, based on the September 30, 1997 market price of Hollinger International Class A common stock, in respect of the 6,552,425 special shares issued in July 1997, have been considered as common share equivalents in the computation of the weighted average share outstanding.

NOTE 7 - ACQUISITION OF ADDITIONAL SOUTHAM INTEREST

In May 1997 HCPH made an offer to shareholders of Southam Inc. to acquire all of the common shares of Southam not presently controlled by the Hollinger group for a consideration valued by the offeror at Cdn. $23.50 per share payable as to Cdn. $13.50 in cash and as to Cdn. $10 by the issue of a HCPH Non-Voting Special Share previously described in note 6. The offer expired on July 7, 1997. HCPH purchased 6,552,425 common shares of Southam which had been tendered under this offer. This purchase of shares brings the Company's ownership interest in Southam to 45,692,468 common shares, or approximately 58.6%.

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

Following the consummation of the Purchase Agreements, Hollinger Inc. continues to own a majority of the equity interest and voting control of the Company, the Company continues to own all of the outstanding capital stock of Publishing, and Hollinger Inc. and Publishing each hold interests in HCPH such that (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares, (ii) each of Publishing and Hollinger Inc. (through each of their wholly-owned subsidiaries) own 50% of the voting preference shares which have only nominal equity value and (iii) the non-voting special shares of HCPH are held by shareholders outside the Hollinger Inc. group.

CONSOLIDATED RESULTS OF OPERATIONS

Third quarter 1997 net earnings were $5.6 million, or 5 cents per share compared to a loss of $4.0 million, or a loss of 4 cents per share, in 1996. Net earnings for the nine months ended September 30, 1997 were $89.2 million, or 78 cents per share compared with $2.3 million or 1 cent per share for the same period in 1996. Earnings before extraordinary items for the nine months ended September 30, 1997 were $89.2 million, or 78 cents per share compared with $4.5 million, or 4 cents per share in 1996.

Non-recurring items in the third quarters of both 1997 and 1996 were insignificant. Net earnings for the nine months ended September 30, 1997 have been increased by non recurring items totaling $53.6 million which also includes the net gain on the sale of Fairfax of $48.9 million. Excluding these non recurring items in 1997, the effects of the extraordinary item and an unusual item at Fairfax in 1996, net earnings contributed by operations for the nine months ended September 30, 1997 were $35.6 million or 31 cents per share compared with $6.3 million or 6 cents per share in 1996.

EBITDA for the third quarter increased $18.6 million or 32.5% to $75.8 million from $57.2 million in 1996. For the nine months ended September 30, 1997, EBITDA increased $96.0 million or 54.1% to $273.4 million from $177.4 million in 1996. Operating income for the three months ended September 30, 1997 increased $14.7 million, or 47.4% to $45.7 million from $31.0 million in 1996. Operating income for the nine month period in 1997 increased $82.0 million, or 77.9% to $187.3 million from $105.3 million in 1996.

Operations in the Community Group and at Southam were affected by acquisitions and disposals. On a "same store" basis the Community Group revenues and EBITDA were $60.3 million and $18.5 million, respectively, for the third quarter of 1997 compared to $57.9 million and $16.9 million, respectively, in 1996. For the nine months ended September 30, 1997, Community Group "same store" revenues and EBITDA were $160.0 million and $48.7 million, respectively, compared to $156.4 million and $44.5 million, respectively, in 1996. For Southam, on a "same store" basis, revenue and EBITDA were $186.2 million and $30.0 million, respectively, for the third quarter of 1997 compared to $169.6 million and $16.2 million, respectively, in 1996. For the nine months ended September 30, 1997, Southam "same store" revenues and EBITDA were $550.2 million and $103.2 million, respectively, for the third quarter of 1997 compared to $517.7 million and $54.1 million, respectively, in 1996.

The U.K. Newspaper Group's operating results were once again affected by the direct prepaid subscription campaign that was commenced in the second half of 1996. Excluding the net direct costs of this campaign, EBITDA of the U.K. Newspaper Group was $12.1 million in the third quarter 1997 compared to $2.5 million in 1996 and $52.8 million for the first nine months of 1997 compared to $27.3 million in 1996. The U.K. Newspaper Group reported a significant increase in advertising revenues, which is due, in part, to the circulation increases generated by the campaign.

Consolidated operating revenues for the third quarter of 1997 increased 5.8% to $523.7 million from $495.2 million in 1996 and revenues for the nine month period in 1997 grew 5.8% to $1,599.9 million from $1,512.7 million in 1996.
The increase in revenues was largely a result of increased advertising revenues in all divisions and acquisitions in 1996.

Total newsprint expense (which includes newsprint costs of $4.7 million for the third quarter 1997 and $12.4 million for the nine months ended September 30, 1997 associated with the direct subscription campaign) decreased 3.0% and 12.2%, respectively, for the third quarter 1997 and the nine months ended September 30, 1997 compared to the respective periods in the prior year. After seeing significant increases in newsprint prices in 1995 and peak price levels in the beginning of 1996, newsprint prices began a declining trend in the second quarter of 1996 in the United States and in the fourth quarter of 1996 in the United Kingdom. Newsprint costs have increased slightly during the first nine months of 1997. There are no significant increases expected for the remainder of the year.

Compensation costs for the third quarter 1997 increased $10.6 million or 6.1% to $185.6 million from $175.0 million in the same period in the prior year due to both annual compensation increases and to acquisitions. Compensation costs as a percentage of sales were 35.4% and 35.3%, for the third quarter of 1997 and 1996, respectively. For the nine months ended September 30, 1997 compensation costs increased $6.7 million or 1.2% to

$544.6 million from $537.9 million in 1996. As a percentage of sales compensation costs decreased to 34.0% for the first nine months of 1997 from 35.6% for the first nine months of 1996.

Depreciation and amortization increased $3.9 million for the third quarter 1997 from the comparable period in the prior year and $14.0 million for the nine months ended September 30, 1997 compared to the same period in the prior year. Increased depreciation and amortization resulted from the acquisitions by Southam and the Community Group and increased ownership of Southam acquired in December 1996 and July 1997 and the August 1996 buyout of the Telegraph minority.

Interest expense increased $4.6 to $28.3 million for the third quarter of 1997 from $23.7 million in 1996. For the nine months ended September 30, 1997 interest expense increased $27.4 million to $83.9 million from $56.5 million in 1996. The Company increased its borrowings in 1996 to fund the purchase of the additional interests in Southam, the buyout of The Telegraph minority and acquisitions of community newspapers offset, in part, by proceeds received on the sale of the Fairfax investment; borrowings were also increased in 1997 to fund the acquisition of the additional interest in Southam in July 1997.

Amortization of debt issue costs represents debt issue costs on the Senior Subordinated Notes issued in February 1996 and the Senior Notes and Senior Subordinated Notes issued in February 1997 and the Publishing Credit Facility.

Equity in net earnings of affiliates decreased from $2.6 million in the third quarter of 1996 to $0.3 million in 1997 due to the sale of the interest in Fairfax and the sale of a division of the chicago joint venture. For the nine months ended September 30, 1997 equity in net earnings of affiliates was $5.9 million compared to $5.6 million in 1996. The increase for the first nine months of 1997 is due to a gain of $5.2 million on the sale of a division at the Chicago joint venture offset by the decrease in equity earnings as a result of the sale of the interest in Fairfax. In December 1996, the Company announced the sale in three tranches of its interest in Fairfax. The first tranche was sold in December 1996. Proceeds of $239.0 million from the sale of the second and third tranches were received in the first quarter of 1997. A pre-tax gain of $65.2 million was recognized on the sale of the second and third tranches and is included in other income for the nine months ended September 30, 1997.

                                               Three Months Ended September 30,                 Nine Months Ended September 30,
                                               ---------------------------------               --------------------------------
                                                        1997                1996                     1997                    1996
                                                  ----                ----                     ----                    ----
                                                 Amount              Amount                   Amount                   Amount
                                                 ------              ------                   ------                   ------
Operating revenues:                            (dollar amounts in thousands)                   (dollar amounts in thousands)
    United States Newspaper Group               $  156,625         $149,478                   $   462,966            $   445,565
    U.K. Newspaper Group                           109,099          104,161                       359,435                329,217
    Canadian Newspaper Group                       257,934          241,527                       777,521                737,939
                                                ----------         --------                   -----------            -----------
Total operating revenue                         $  523,658         $495,166                   $ 1,599,922            $ 1,512,721
                                                ==========         ========                   ===========            ===========
Operating income (loss):
    United States Newspaper Group               $   19,034         $ 20,764                   $    64,066            $    42,703
    U.K. Newspaper Group                               246           (2,154)                       17,158                 17,799
    Canadian Newspaper Group                        26,412           12,391                       106,056                 44,838
                                                ----------         --------                   -----------            -----------
Total operating income                          $   45,692         $ 31,001                   $   187,280            $   105,340
                                                ==========         ========                   ===========            ===========
EBITDA:
    United States Newspaper Group               $   30,464         $ 30,601                   $    95,456            $    72,539
    U.K. Newspaper Group                             4,702            2,486                        30,620                 27,283
    Canadian Newspaper Group                        40,590           24,075                       147,301                 77,582
                                                ----------         --------                   -----------            -----------
Total EBITDA                                    $   75,756         $ 57,162                   $   273,377            $   177,404
                                                ==========         ========                   ===========            ===========
Operating revenues:
    United States Newspaper Group                    29.9%            30.2%                        28.9%                  29.4%
    U.K. Newspaper Group                             20.8%            21.0%                        22.5%                  21.8%
    Canadian Newspaper Group                         49.3%            48.8%                        48.6%                  48.8%
                                                ----------         -------                   -----------            -----------
Total operating revenue                             100.0%           100.0%                       100.0%                 100.0%
                                                ==========         ========                  ===========            ===========
Operating income  (loss):
    United States Newspaper Group                    41.7%            67.0%                        34.2%                  40.5%
    U.K. Newspaper Group                              0.5%           (7.0)%                         9.2%                  16.9%
    Canadian Newspaper Group                         57.8%            40.0%                        56.6%                  42.6%
                                                ----------         -------                   -----------            -----------
Total operating income                              100.0%           100.0%                       100.0%                 100.0%
                                                ==========         ========                  ===========            ===========
EBITDA:
    United States Newspaper Group                    40.2%            53.5%                        34.9%                  40.9%
    U.K. Newspaper Group                              6.2%             4.4%                        11.2%                  15.4%
    Canadian Newspaper Group                         53.6%            42.1%                        53.9%                  43.7%
                                                ----------         -------                   -----------            -----------
Total EBITDA                                        100.0%           100.0%                       100.0%                 100.0%
                                                ==========         ========                  ===========            ===========

EBITDA Margin:
    United States Newspaper Group                    19.5%            20.5%                        20.6%                  16.3%
    U.K. Newspaper Group                              4.3%             2.4%                         8.5%                   8.3%
    Canadian Newspaper Group                         15.7%            10.0%                        18.9%                  10.5%

Total EBITDA Margin                                  14.5%            11.5%                        17.1%                  11.7%


                                              Three Months Ended September 30,               Nine Months Ended September 30,
                                              --------------------------------               -------------------------------
                                                  1997          1996                             1997              1996
                                                  ----          ----                             ----              ----
                                                 Amount        Amount                           Amount            Amount
                                                 ------        ------                           ------            ------
United States Newspaper Group                (dollar amounts in thousands)                   (dollar amounts in thousands)
    Operating revenue
        Advertising                            $ 106,879    $   97,422                       $  313,165        $  290,907
        Circulation                               36,526        35,920                          111,449           108,395
        Job printing and other                    13,220        16,136                           38,352            46,263
                                               ---------    ----------                       ----------        ----------
    Total operating revenue                      156,625       149,478                          462,966           445,565
                                               ---------    ----------                       ----------        ----------
    Operating costs
        Newsprint                                 21,704        25,690                           64,632            85,914
        Compensation costs                        58,193        52,826                          171,591           161,712
        Other operating costs                     46,264        40,361                          131,287           125,400
        Depreciation and amortization             11,430         9,837                           31,390            29,836
                                               ---------    ----------                       ----------        ----------
    Total operating costs                        137,591       128,714                          398,900           402,862
                                               ---------    ----------                       ----------        ----------
    Operating income                           $  19,034    $   20,764                       $   64,066        $   42,703
                                               =========    ==========                       ==========        ==========
U.K. Newspaper Group
    Operating revenue
        Advertising                            $  74,575    $   62,773                       $  248,104        $  199,224
        Circulation                               31,296        38,021                           98,738           119,895
        Job printing and other                     3,228         3,367                           12,593            10,098
                                               ---------    ----------                       ----------        ----------
    Total operating revenue                      109,099       104,161                          359,435           329,217
                                               ---------    ----------                       ----------        ----------
    Operating costs
        Newsprint                                 20,094        25,689                           64,902            79,953
        Compensation costs                        21,294        19,641                           64,777            55,661
        Other operating costs                     55,604        56,345                          176,945           166,320
        Direct subscription campaign costs         7,405             -                           22,191                 -
        Depreciation and amortization              4,456         4,640                           13,462             9,484
                                               ---------    ----------                       ----------        ----------
    Total operating costs                        108,853       106,315                          342,277           311,418
                                               ---------    ----------                       ----------        ----------
    Operating income (loss)                    $     246    $   (2,154)                      $   17,158        $   17,799
                                               =========    ==========                       ==========        ==========
Canadian Newspaper Group
    Operating revenue
        Advertising                            $ 183,375    $  153,318                          559,597           481,761
        Circulation                               64,160        65,853                          185,270           195,077
        Job printing and other                    10,399        22,356                           32,654            61,101
                                               ---------    ----------                       ----------        ----------
    Total operating revenue                      257,934       241,527                          777,521           737,939
                                               ---------    ----------                       ----------        ----------
    Operating costs
        Newsprint                                 33,222        30,819                           94,400           103,372
        Compensation costs                       106,149       102,520                          308,206           320,525
        Other operating costs                     77,973        84,113                          227,614           236,460
        Depreciation and amortization             14,178        11,684                           41,245            32,744
                                               ---------    ----------                       ----------        ----------
    Total operating costs                        231,522       229,136                          671,465           693,101
                                               ---------    ----------                       ----------        ----------
    Operating income                           $  26,412    $   12,391                       $  106,056        $   44,838
                                               =========    ==========                       ==========        ==========

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            --------------------------------    -------------------------------
                                                   1997           1996                1997           1996
                                                   ----           ----                ----           ----
                                                Percentage     Percentage          Percentage     Percentage
                                                ----------     ----------          ----------     ----------
United States Newspaper Group
    Operating revenue
        Advertising                               68.2%          65.2%               67.6%          65.3%
        Circulation                               23.3%          24.0%               24.1%          24.3%
        Job printing and other                     8.5%          10.8%                8.3%          10.4%
                                                 ------         ------              ------         ------
    Total operating revenue                      100.0%         100.0%              100.0%         100.0%
                                                 ------         ------              ------         ------
    Operating costs
        Newsprint                                 13.9%          17.2%               14.0%          19.3%
        Compensation costs                        37.2%          35.3%               37.1%          36.3%
        Other operating costs                     29.5%          27.0%               28.4%          28.1%
        Depreciation and amortization              7.3%           6.6%                6.8%           6.7%
                                                 ------         ------              ------         ------
    Total operating costs                         87.9%          86.1%               86.3%          90.4%
                                                 ------         ------              ------         ------
    Operating income                              12.1%          13.9%               13.7%           9.6%
                                                 ======         ======              ======         ======
U.K. Newspaper Group
    Operating revenue
        Advertising                               68.3%          60.3%               69.0%          60.5%
        Circulation                               28.7%          36.5%               27.5%          36.4%
        Job printing and other                     3.0%           3.2%                3.5%           3.1%
                                                 ------         ------              ------         ------
    Total operating revenue                      100.0%         100.0%              100.0%         100.0%
                                                 ------         ------              ------         ------
    Operating costs
        Newsprint                                 18.4%          24.7%               18.1%          24.3%
        Compensation costs                        19.5%          18.9%               18.0%          16.9%
        Other operating costs                     51.0%          54.1%               49.1%          50.5%
        Direct subscription campaign costs         6.8%             -                 6.2%             -
        Depreciation and amortization              4.1%           4.4%                3.7%           2.8%
                                                 ------         ------              ------         ------
    Total operating costs                         99.8%         102.1%               95.1%          94.5%
                                                 ------         ------              ------         ------
    Operating income (loss)                        0.2%         (2.1)%                4.9%           5.5%
                                                 ======         ======              ======         ======
Canadian Newspaper Group
    Operating revenue
        Advertising                               71.1%          63.4%               72.0%          65.3%
        Circulation                               24.9%          27.3%               23.8%          26.4%
        Job printing and other                     4.0%           9.3%                4.2%           8.3%
                                                 ------         ------              ------         ------
    Total operating revenue                      100.0%         100.0%              100.0%         100.0%
                                                 ------         ------              ------         ------
    Operating costs
        Newsprint                                 12.9%          12.8%               12.1%          14.0%
        Compensation costs                        41.2%          42.4%               39.6%          43.4%
        Other operating costs                     30.2%          34.8%               29.3%          32.0%
        Depreciation and amortization              5.5%           4.8%                5.3%           4.5%
                                                 ------         ------              ------         ------
    Total operating costs                         89.8%          94.8%               86.3%          93.9%
                                                 ------         ------              ------         ------
    Operating income                              10.2%           5.2%               13.7%           6.1%
                                                 ======         ======              ======         ======

GROUP OPERATING RESULTS

UNITED STATES NEWSPAPER GROUP

United States Newspaper Group operating revenues increased 4.8% for the third quarter 1997 and 3.9% for the nine months ended September 30, 1997 over the prior year. Advertising revenues grew 9.7% and 7.7% in the third quarter and nine months ended September 30, 1997, respectively, primarily due to the strengthening of the advertising market. The increase in advertising revenues was offset, in part, by declines in job printing revenue resulting from the loss of certain printing contracts in the Chicago area. Chicago Group operating revenues increased approximately 1.0% for both the third quarter and the nine months ended September 30, 1997 compared to the same periods in the prior year. The Community Group operating revenues increased 9.6% and 7.6% in the third quarter and the nine months ended September 30, 1997 compared to the respective periods in 1996. Acquisitions during 1996 and 1997 at the Community Group added $8.8 million and $37.4 million to revenues for the third quarter 1997 and the nine months ended September 30, 1997, respectively.

Operations in the Community Group were affected by acquisitions and disposals. On a "same store" basis the Community Group revenues and EBITDA were $60.3 million and $18.5 million, respectively, for the third quarter of 1997 compared to $57.9 million and $16.9 million, respectively, in 1996. For the nine months ended September 30, 1997, Community Group "same store" revenues and EBITDA were $160.0 million and $48.7 million, respectively, compared to $156.4 million and $44.5 million, respectively, in 1996.

EBITDA in total for the United States Newspaper Group for the third quarter 1997 decreased slightly to $30.5 million from $30.6 million in 1996. However, for the nine months ended September 30, 1997 EBITDA increased $23.0 million or 31.7% to $95.5 million from $72.5 million in 1996. Acquisitions at the Community Group added $2.8 million and $12.1 million to EBITDA for the third quarter and nine months ended September 30, 1997, respectively. Third quarter operating income of the United States Newspaper Group decreased 8.7% to $19.0 million in 1997 from $20.8 million in the prior year. For the nine months ended September 30, 1997, operating income increased 50.1% to $64.1 million from $42.7 million in the prior year. Newsprint expense declined by 15.5% and 24.8% for the third quarter and the nine months ended September 30, 1997, compared to the respective periods in the prior year.

Compensation costs as a percentage of sales increased for the third quarter 1997 to 37.2% from 35.3% in 1996. For the nine months ended September 30, 1997 compensation costs as percentage of sales were 37.1% compared to 36.3% of sales for the comparative period in the prior year. The increases are primarily due to standard salary increases and addition of staff in the advertising areas due to the strength of the advertising market. Other operating costs, as a percentage of sales, increased to 29.5% for the third quarter 1997 compared to 27.0% in 1996. This increase in percentage of sales is caused in part by lower than normal other costs in 1996 as the result of reserve adjustments made during the third quarter of 1996 and third quarter 1997 includes an increase in corporate overhead allocations. Other operating costs remained consistent at approximately 28% of sales for the first nine months of 1997 and 1996. Depreciation and amortization increased $1.6 million for both the third quarter 1997 and the nine months ended September 30, 1997 in comparison to the respective periods in the prior year. The increases are primarily due to acquisitions at the Community Group.

U.K. NEWSPAPER GROUP

Third quarter operating revenues for the U.K. Newspaper Group increased 4.7% to $109.1 million in 1997 from $104.2 million in 1996 and for the nine months ended September 30, 1997 increased 9.2% to $359.4 million from $329.2 million in 1996. The majority of the increase was from growth in advertising revenues offset, in part, by decreased circulation revenues.

The U.K. Newspaper Group's operating income for the third quarter of 1997 increased $2.4 million to $0.2 million in 1997 from a loss of $2.2 million in 1996 and for the nine months ended September 30, 1997 decreased $0.6 million from the same period in 1996. Costs, net of subscription revenue, related to the direct subscription campaign had a significant impact on operating income for both the third quarter and the nine months ended September 30, 1997, but the impact was offset, in part, by the increase in advertising revenues. Newsprint costs for the third quarter of 1997 were $24.8 million (including $4.7 million of newsprint costs associated with the direct subscription campaign) compared with $25.7 million in 1996. For the first nine months of 1997 newsprint costs were $77.3 million (including $12.4 million of newsprint costs associated with the direct subscription campaign) compared with $80.0 million in the comparable period of 1996. The effect of lower newsprint prices was almost entirely offset by increased consumption related to higher circulation and a greater number of pages in the newspaper largely as a result of increased advertising. Compensation costs increased for both the third quarter and the nine months ended September 30, 1997 primarily as a result of advertising bonuses given related to the increase in advertising revenues, general salary increases, and an addition of staff resulting from the launch of a new Sunday magazine. Costs of the new magazine and increased editorial were the primary factors in the increase in other operating costs for the nine months ended September 30, 1997.

CANADIAN NEWSPAPER GROUP

Third quarter operating revenues for the Canadian Newspaper Group increased 6.8% or $16.4 million from $241.5 million in 1996 to $257.9 million in 1997. Operating revenues for the nine months ended September 30, 1997 grew 5.4% to $777.5 million from $737.9 million in 1996. Advertising revenues increased $30.1 million in the third quarter of 1997 and $77.8 million for the nine months ended September 30, 1997 compared to the prior year. The increase in advertising revenue was offset in part, by decreases in circulation revenue due primarily to the disposal by Southam in the second quarter of 1996, of its information technology group. Acquisitions at Southam added $20.2 million in revenues and $4.9 million to EBITDA for the third quarter of 1997 and $65.6 million in revenues and $17.3 million to EBITDA for the nine months ended September 30, 1997.

Operating income for the Canadian Newspaper Group increased by $14.0 million from $12.4 million in the third quarter of 1996 to $26.4 million in 1997. The increase in operating income for nine months ended September 30,1 997 was $61.3 million to $106.1 million from $44.8 million in 1996. Operations at Southam were affected by acquisitions and disposals. On a "same store" basis, revenue and EBITDA were $186.2 million and $30 million, respectively for the third quarter of 1997 compared to $169.6 million and %16.2 million, respectively, in 1996. For the nine months ended September 30, 1997, Southam "same store" revenues and EBDITDA were $550.2 million and $103.2 million, respectively, for the third quarter of 1997 compared to $517.7 million and $54.1 million, respectively, in 1996.

These significantly improved "same store" operating results for both the third quarter of 1997 and nine months ended September 30, 1997 compared with 1996 are the result of increased advertising and circulation revenues, lower newsprint prices, offset in part by increased consumption, and lower compensation costs.

Operating revenue for the Canadian Newspaper operations increased by $4.5 million from $47.0 million in the third quarter of 1996 to $51.5 million in 1997 and for the nine months ended September 30 increased $9.1 million from $152.9 million in 1996 to $162.0 million in 1997.

Operating income increased by $2.1 million from $3.4 million in the third quarter of 1996 to $5.5 million in 1997 and for the nine months ended September 30 increased by $11.2 million from $11.4 million in 1996 to $22.6 million in 1997. This increase results primarily from increased advertising revenue and lower newsprint costs. Depreciation and amortization for both the third quarter 1997 and nine months ended September 30, 1997 increased compared with

1996 primarily as a result of increased intangible assets arising from the greater percentage ownership of Southam.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital consists of current assets less current liabilities. Working capital was $48.9 million at September 30, 1997 compared to a working capital deficiency of $685.2 million at December 31, 1996. The improvement is the result of the repayments of short term debt and the second quarter payment to Hollinger Inc., related to the transfer of the Canadian Newspapers using the proceeds from the Fairfax sale and partial proceeds from the Notes Offering. Current assets were $436.8 million at September 30, 1997 compared with $523.7 million at December 31, 1996. The decrease was due to a reduction in cash which was used primarily for acquisitions and capital expenditures and a reduction in accounts receivable. The decrease in cash and accounts receivable was offset by a receivable due from Hollinger Inc. and an increase in inventories and other current assets. Current liabilities, excluding debt obligations were $352.6 million at September 30, 1997, compared with $669.6 million at December 31, 1996. The decrease primarily is due to the payment to Hollinger Inc. in the second quarter related to the transfer of Canadian Newspapers.

DEBT

Current debt obligations, excluding the current portion of long term debt, included in current liabilities were $503.4 million at December 31, 1996. The proceeds from the issuance of the Senior Notes and Senior Subordinated Notes in the first quarter of 1997 were used to pay down the bank loans that were outstanding at December 31, 1996. There was no short term bank debt outstanding as of September 30, 1997. Long-term debt, including the current portion, was $1,467.3 million at September 30, 1997 compared with $711.3 million at December 31, 1996. The increase is primarily due to the issuance in March 1997 of $550.0 million of the Senior Notes and Senior Subordinated Notes and the drawdown of the Bank Credit Facility for the purchase of the Canadian Newspapers and of the additional Southam interest in July 1997.

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


BANK CREDIT FACILITY

On April 7, 1997, Publishing, HCPH, The Telegraph and certain financial instituted entered into a new long-term bank credit facility (the "Bank Credit Facility"). The purchase price of the Canadian Newspapers was financed in part through a $175 million borrowing by HCPH under the Bank Credit Facility. The Bank Credit Facility originally provided for up to $900 million in total credit availability under four tranches with available borrowings by The Telegraph limited to $150 million, available borrowings by HCPH limited to $750 million, and available borrowings by Publishing limited to $900 million, less amounts outstanding under other tranches, with maximum borrowings in each case limited by financial statement covenants. In July 1997, the Company reduced its total available commitments to $515 million and reduced the HCPH tranche to $365 million. The Bank Credit Facility matures on March 15, 2004 with required reductions in availability equal to 6.25% of the commitment per calendar quarter commencing on June 30, 2000.

Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. The obligations of each borrower under the Bank Credit Facility are guaranteed by the Company and by each U.S. subsidiary (other than American Publishing (1991) Inc. ("AP-91"), which provides a partial guaranty). The obligations of HCPH are guaranteed in whole or in part by each of its wholly owned Canadian subsidiaries and by The Telegraph and its subsidiaries. The obligations of The Telegraph are guaranteed in whole or in part by each United Kingdom ("U.K.") subsidiary and by HCPH and each of its Canadian subsidiaries.

The obligations of all borrowers under the Bank Credit Facility are secured by a pledge by the Company of all stock of Publishing, the pledge by Publishing and its restricted subsidiaries of the stock of their United States subsidiaries (other than AP-91 and its subsidiaries), certain intercompany notes and security agreements, and portions of the stock of certain Canadian and U.K. subsidiaries. The obligations of HCPH and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by all or part of the pledge of the stock of the Canadian subsidiaries, including approximately 58% of the stock of Southam, and all or part of the stock of The Telegraph and the U.K. subsidiaries. The obligations of The Telegraph and the Canadian and U.K. subsidiaries which have guaranteed its debt are secured by the pledge of all or part of the stock of the U.K. subsidiaries, and all or part of the stock of The Telegraph and the Canadian subsidiaries.

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


REDEEMABLE PREFERRED STOCK

In May and June 1997, The Company's subsidiaries, DTH and FDTH, paid approximately $116.9 million in respect of the redemption of their redeemable preferred stock. In June 1997 DTH purchased 100% of the common shares of Argsub from Argus Corporation Limited. Argsub is the holder of $401.2 million preference shares of FDTH. As a result of this acquisition, the consolidated financial statements include the accounts of Argsub and therefore this results in the elimination of the investment in Argsub preference shares which was previously disclosed as other investments and of the FDTH share capital which was previously disclosed as redeemable preferred stock.


EBITDA

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and other income was $75.8 million for the third quarter of 1997 compared with $57.2 million for the same period in 1996 and $273.4 million for the nine months ended September 30, 1997 compared to $177.4 million in 1996. The Company believes that EBITDA is important to its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA.


CASH FLOWS

Cash flows from operating activities were $134.7 million in 1997, compared with $124.4 million in 1996. Excluding changes in working capital (other than cash), cash provided by operating activities was $180.2 million in 1997 and $113.0 million in 1996.

Cash flows related to investing activities were an inflow of $40.3 million in 1997, largely related to the sale of the interest in Fairfax, and an outflow of $864.4 million in 1996, due largely to the buyout of the minority of the Telegraph and acquisitions at the Canadian Newspaper Group made by Hollinger Inc.

Cash flows related to financing activities were a net outflow of $242.6 million in 1997. Net cash inflows of $860.3 million in 1996 were primarily the result of the equity and debt offering in February 1996 and the two equity offerings in August 1996.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, proceeds from the Company's initial public offering in May 1994, concurrent debt and equity offerings in February 1996, concurrent equity offerings in August 1996 and a debt offering in March 1997.

The Chicago Sun-Times announced a commitment to purchase six new printing presses in connection with the construction of its $100 million state of the art printing facility. The facility is expected to be operational in 1999.

DIVIDENDS AND OTHER COMMITMENTS

The Company's sales of Class A Common Stock and PRIDES has significantly increased its dividend obligations and the Company also has significant debt service obligations, capital expenditures, management fees due to Hollinger Inc. and dividends on its Series D Redeemable Preferred Stock.

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of September 30, 1997, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments would, under the most restrictive provisions, have been approximately $26.3 million. The foregoing calculation is based on the sum of the following for the period January 1, 1997 to September 30, 1997: (i) 50% of the sum of (x) consolidated net income of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing. The Company's subsidiary, American Publishing (1991) Inc. also is party to an agreement that limits its respective ability to pay dividends and make other payments to the Company.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits

              None


          (b) Reports on Form 8-K

              The Company filed a report on Form 8-K under Item 5 on July 14, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant

Date:  November 14, 1997                        By: /S/ J. A. Boultbee
                                                    -----------------------
                                                        J. A. Boultbee
                                                        Vice President, and
                                                        Chief Financial Officer