Form 10-K
period 1997-12-31
HOLLINGER INTERNATIONAL INC
filed 1998-03-27
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the Fiscal Year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from _____ to _____
                          Commission File No. 0-24004

                          HOLLINGER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                           95-3518892
      --------                                           ----------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


     401 North Wabash Avenue, Suite 740, Chicago, Illinois       60611
     -----------------------------------------------------  --------------
          (Address of Principal Executive Office)               (Zip Code)


       Registrant's telephone number, including area code (312) 321-2299

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



TITLE OF EACH CLASS:                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
----------------------------------------------  -------------------------------------------------
Class A Common Stock par value $.01 per share          New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2006              New York Stock Exchange
9 3/4% Preferred Redeemable Increased Dividend         New York Stock Exchange
    Equity Securities
8 5/8% Senior Notes due 2005                           New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2007              New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                          --     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     The aggregate market value of Class A Common Stock held by non-affiliates as of March 16, 1998, was approximately $571,648,000. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

     The number of outstanding shares of each class of the registrant's common stock as of March 16, 1998, was as follows: 71,577,799 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                                                   LOCATION
--------                                                                   --------
Proxy Statement for 1998 Annual Meeting of Stockholders filed pursuant to
Regulation 14A under the Securities Exchange Act of 1934...................Part III

                          HOLLINGER INTERNATIONAL INC.
                                 1997 FORM 10-K
                                 ______________



                                     PART I                                PAGE
                                                                           ----

     Item 1.  Business ...................................................    1
     Item 2.  Properties .................................................   25
     Item 3.  Legal Proceedings ..........................................   26
     Item 4.  Submission of Matters to a Vote of Security Holders ........   26



                                    PART II


     Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters ........................................   29
     Item 6.  Selected Financial Data ....................................   31
     Item 7.  Management's Discussion and  Analysis of Financial Condition
              and Results of Operations ..................................   33
     Item 8.  Financial Statements and Supplementary Data ................   52
     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ...................................   52



                                    PART III


     Item 10.  Directors and Executive Officers of
               the Registrant ............................................   53
     Item 11.  Executive Compensation ....................................   53
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management .....................................   53
     Item 13.  Certain Relationships and Related Transactions ............   53



                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                      54

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Hollinger International Inc. (the "Company"), through subsidiaries and affiliated companies, is a leading publisher of English-language newspapers in the United States, the United Kingdom, Canada and Israel. Included among the 167 paid daily newspapers, which the Company owns or has an interest in, are the Chicago Sun-Times, The Daily Telegraph and the Ottawa Citizen. These 167 newspapers have a worldwide daily combined circulation of approximately 4,504,000. In addition, the Company owns or has an interest in 361 non-daily newspapers as well as magazines and other publications. The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers. Since the Company's formation in 1986, the existing senior management team has acquired over 400 newspapers and related publications (net of dispositions) in the United States, The Daily Telegraph in the United Kingdom, The Jerusalem Post in Israel, and has made significant investments in newspapers in Canada, including a controlling interest in Southam Inc. ("Southam"), Canada's largest newspaper publisher and the acquisition of the Canadian Newspapers in 1997 from Hollinger Inc. In December 1996 and the first quarter of 1997 the Company sold its 24.7% interest in John Fairfax Holdings Limited ("Fairfax"), a publicly held Australian newspaper publisher.

     The operations of the Company consist of its United States Newspaper Group, its U.K. Newspaper Group, and Canadian Newspaper Group which accounted for 29%, 22% and 49%, respectively, of the Company's total operating revenues of $2,211.5 million for the year ended December 31, 1997.

     Unless the context requires otherwise, all references herein to the "Company" mean Hollinger International Inc., its predecessors and combined subsidiaries, "Publishing" refers to Hollinger International Publishing Inc. and "Hollinger Inc." refers to Hollinger Inc.

     UNITED STATES NEWSPAPER GROUP

     The Company's United States operations consist of its Chicago Group, led by the Chicago Sun-Times, the eighth largest circulation metropolitan daily newspaper in the United States, and its Community Group, consisting of 324 newspapers and related publications. As of December 31, 1997, the Company published a total of 402 newspapers and related publications in the United States consisting of 107 daily newspapers with a total paid circulation of approximately 1,272,000, 141 paid non-daily newspapers with a combined paid circulation of approximately 1,191,000 and 154 free circulation publications with a combined circulation of approximately 2,354,000, and a total combined circulation of approximately 4,817,000. For accounting and management purposes, the Community Group also includes the Company's wholly-owned subsidiary ("Jerusalem Post") which publishes The Jerusalem Post, Israel's most important English-language daily newspaper, with a paid daily circulation of approximately 14,700. The related weekend edition of The Jerusalem Post, including the English and French-language international weekly editions, have a combined paid circulation of approximately 120,000. The Chicago Group and the Community Group accounted for 15.4% and 13.2%, respectively, of the Company's total operating revenues for the year ended December 31, 1997.

     U.K. NEWSPAPER GROUP

     The Company's U.K. Newspaper Group consists of its wholly owned subsidiary, The Telegraph Group Limited and its consolidated subsidiaries ("The Telegraph"). The Telegraph publishes The Daily Telegraph, the leading quality (or broadsheet) newspaper in the United Kingdom. The Telegraph also publishes The Sunday Telegraph, The Weekly Telegraph, the Electronic Telegraph and The Spectator magazine. The Daily Telegraph is the largest circulation quality daily newspaper in the United Kingdom with an average daily circulation of approximately 1,111,000, representing a 39% share of the quality daily newspaper market. The Daily Telegraph's Saturday edition has the highest average daily circulation (approximately 1,273,000) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with an average Sunday circulation of approximately 890,000. The Telegraph's operating revenues were $492.3 million for the year ended December 31, 1997.

     On December 16, 1996, the Company announced that Daily Telegraph Holdings BV ("DTH BV"), a Dutch subsidiary of The Telegraph, had agreed conditionally to sell its 24.7% interest in Fairfax to three Australian subsidiaries of Brierley Investments Limited ("BIL") of New Zealand. The first tranche of the sale consisted of a 12.0% interest and was completed on December 20,1996 for gross cash proceeds of A$254.8 million ($202.3 million). The second tranche consisted of a 7.9% interest, including seven million non-voting convertible debentures and was completed on January 10, 1997 for gross cash proceeds of A$192.2 million ($150.3 million). The Company sold its remaining 4.8% interest on March 27, 1997 for gross cash proceeds of A$112.5 million ($88.7 million).

     CANADIAN NEWSPAPER GROUP

     The Company's Canadian Newspaper Group consists of its 58.6% equity interest in Southam and its consolidated subsidiaries and the Canadian Newspapers.

     During 1997, the Company increased its indirect interest in Southam from 50.7% to 58.6%. Southam is a publicly held Canadian corporation with operations in newspaper publishing, and to a lesser extent, in business communications. Southam is Canada's largest publisher of daily newspapers with 33 daily newspapers and 58 non-daily newspapers with a total daily circulation of approximately 1,600,000. Southam's principal publications include The Gazette (Montreal), The Ottawa Citizen, the Calgary Herald, The Vancouver Sun, The Province (Vancouver) and The Edmonton Journal. In addition, the Southam Magazine and Information Group publishes Canadian and United States business magazines and tabloids for the automotive, trucking, construction, natural resources, manufacturing and other industries. Southam's operating revenues were $861.8 million for the year ended December 31, 1997.

     The Canadian Newspapers consist of ten daily, five non-daily and 18 free distribution newspapers located in Ontario, four daily, one non-daily and six free distribution newspapers located in Saskatchewan, eight daily, five non-daily and 10 free distribution newspapers located in British Columbia and three daily, one non-daily and 11 free distribution newspapers in Quebec. Total paid daily circulation for the Canadian Newspapers is approximately 475,000. Canadian Newspapers' operating revenues were $223.9 million for the year ended December 31, 1997.

     REORGANIZATION

     On October 13, 1995 the Company acquired Hollinger Inc.'s indirect 58.2% interest in The Telegraph, including The Telegraph's approximate 24.7% interest in Fairfax and its approximate 19.4% voting interest in Southam, and its rights and obligations under an option pursuant to which Hollinger Inc. had the right to purchase 7,000,000 ordinary shares of The Telegraph (the "Telegraph Option"), in exchange for 33,610,754 shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), 739,500 shares of its Series A Preferred Stock, par value $.01 per share ("Series A Preferred Stock") which are convertible to Class A Common Stock at an initial conversion price of the Canadian dollar equivalent of $14 per share and paid Hollinger Inc. $13,832,000 in cash as a working capital adjustment (the "Reorganization"). The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock. The Company also exercised the Telegraph Option which increased its interest in The Telegraph to 63.5%. On December 15, 1995, the Company,
through an English subsidiary, acquired an additional 995,000 ordinary shares of The Telegraph for approximately $6.9 million, thereby increasing its total interest in The Telegraph to approximately 64% of the outstanding ordinary shares. On August 8, 1996, the Company acquired of all of the outstanding ordinary shares of The Telegraph (approximately 36%) not previously controlled
by it (the "Telegraph Minority Shares") for apprximately $455.7 million.   As a
result, the Telegraph became an indirect wholly owned subsidiary of the Company.

     REORGANIZATION OF CANADIAN NEWSPAPER INTERESTS

     On January 7, 1997, the Boards of Directors of the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of certain of its wholly owned Canadian publishing interests directly or indirectly to Hollinger Canadian Publishing Holdings Inc. ("HCPH"), including newspaper assets located mainly in Ontario, Saskatchewan, British Columbia, and UniMedia, Inc. (collectively the "Canadian Newspapers") for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million), subject to working capital adjustments and currency exchange adjustments (the "Hollinger Inc. Transaction"). The purchase price was satisfied by payment of cash in the amount of $250.0 million, and by the issuance of a new series of preferred stock of the Company, which was converted into (i) 829,409 shares of a new series of
mandatorily convertible preferred stock of the Company similar to the   PRIDES
issued by the Company in August 1996 having a face value of $90.0 million and
(ii) 3,207,245 shares of Class A Common Stock of the Company having a nominal agreed value of $42.0 million, subject to adjustment as described above.

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

     In addition, on February 7, 1996, Publishing, a Delaware corporation and a wholly owned subsidiary of the Company, completed a public offering of $250 million principal amount of 9.25% Senior Subordinated Notes due February 1, 2006 (the "Notes") priced at par (the "Notes Offering"). Payment of the principal, premium, if any, and interest on the Notes was guaranteed by the Company on an unsecured senior subordinated basis. Net proceeds to Publishing from the Notes Offering were approximately $242.5 million. In connection with the consummation of the Notes Offering, the Company transferred to Publishing all of the shares owned by it of its United States and foreign subsidiaries together with associated debt and other liabilities.

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

     In a series of transactions occurring in early August 1996, the Company sold 11,500,000 shares of Class A Common Stock at a price of $9.75 per share and 20,700,000 9.75% Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") at a price of $9.75 per PRIDES. The $301.1 million combined net proceeds of these sales, together with the related bank financing, were used in the acquisition of the Telegraph Minority Shares, to paydown Telegraph indebtedness and to pay transaction costs.

     1997 OFFERINGS. On March 4, 1997, Publishing filed both a Prospectus and a Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, which closed on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

     The Senior Notes are unsecured senior obligations of Publishing, rank pari-passu with all other unsecured senior indebtedness of Publishing including Publishing's bank credit facilities, mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9.25% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit
Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock.

     Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay bank indebtedness, to repay the redeemable preference shares of DT Holdings Limited ("DTH") and First DT Holdings Limited ("FDTH") and for general working capital purposes.

     OWNERSHIP BY HOLLINGER INC.

     Hollinger Inc. directly and indirectly owns 59.9% of the combined equity interest and 84.3% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock of the Company (without giving effect to the future issuance of Class A Common Stock in connection with the Company's PRIDES or upon conversion of the Company's Series C Preferred Stock or Series
D Preferred Stock or the Special Shares of HCPH as defined in Note 12 of the Consolidated Financial Statements). As a result, Hollinger Inc. will continue to be able to control the outcome of any election of directors and to direct management policy, strategic direction and financial decisions of the Company and its subsidiaries. Hollinger Inc. owns all of the outstanding Series C Preferred Stock which shall convert automatically on June
1, 2001 pursuant to the conversion formula set forth in its Certificate of Designations and Series D Preferred Stock of the Company, which is convertible at any time into shares of Class A Common Stock at the initial conversion price of the Canadian dollar equivalent of $14 per share. Based on the initial conversion price, 5,654,582 shares of Class A Common Stock would have been issuable as of March 16, 1998.

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

BUSINESS STRATEGY

     The Company's strategy for achieving growth in its newspaper business is based on achieving two principal objectives: improvements in the cash flow and profitability of its newspapers principally through cost reductions and revenue enhancement and growth through acquisitions. Generally, the approach of both the Company and Hollinger Inc. to improving profitability typically includes measures to reduce costs, improve efficiency and enhance product quality, including the visual quality of printed pages.

     The Company's newspaper operating strategy in the U.S. Community Group is to operate newspapers in regional clusters where feasible. This enables the Company to market advertising on a regional basis and allows for regionalized management which results in cost savings from reduction in overhead, centralized purchasing and, to the extent practicable, regionalized printing. The Company intends to generate additional cost savings opportunities through operating efficiencies and automation in the Community Group. Further, improvements in profitability at properties acquired during the past three years will be emphasized.

     In Chicago, the focus on overall cost reduction will continue. Significant emphasis on continuing to increase circulation at the Chicago Sun-Times and the continued focus on deploying human resources to sales and marketing, both locally through a combined network of all Chicago Group newspapers, and nationally by bringing national salesmen in-house and opening national sales offices in major business centers. In addition, efficiencies through automation and an upgrade of printing facilities are expected.

     The focus for The Daily Telegraph will continue to be increased circulation and resulting advertising revenue increases. The successful prepaid subscription program will continue, albeit at higher subscription prices than the initial introductory offer. The Company will continue to focus on maintaining and increasing the circulation increase for The Sunday Telegraph. Operationally, continued efficiencies in producing the newspapers through joint ventures in West Ferry Printers and Trafford Park Printers are expected. Through its new joint venture with Express Newspapers, Newsprint Management and Supply Services, Ltd. ("NMSS"), The Telegraph expects to realize efficiencies in the control of waste with a resulting decrease in newspaper costs.

     After the acquisition of the Canadian Newspapers from Hollinger Inc., the Company intends to continue current efforts to improve the profitability of the acquired papers and to capitalize on profitability improvements already introduced by Hollinger Inc. The Company also intends to achieve additional cost savings through the centralization of newsprint purchasing and certain other functions, such as accounting and personnel. The Company intends to coordinate, to the extent practicable, its newsprint purchases for its United States newspapers with those of the Canadian Newspapers as well as Southam. To achieve greater product quality and cost reductions, the Company, where justified by economic and operational criteria, may regionalize production operations at its Canadian community newspapers and may explore the feasibility of such regionalization with Southam's newspaper operations in Canada. The Company also intends to enhance advertising and circulation revenues by focusing on the natural circulation and readership advantages of the particular newspapers acquired.

     Southam intends to continue to improve profitability of its existing and newly acquired newspapers, magazines and other publications through the implementation of the previously announced labor cost reduction program, the decentralization of certain administrative and corporate functions, and enhancements to editorial and product quality. By the end of 1997 Southam had made significant progress in its staff reduction plan announced in 1995 which included the elimination of 750 positions and the write-down of redundant assets at its Pacific Press facility in Vancouver, including printing equipment and other operating assets. Southam installed new printing equipment at the Pacific Press facilities which became operational in 1997, which has improved product print quality is expected to reduce labor and other operating costs as the equipment becomes fully operational. In addition, Southam's business strategy includes improvement of circulation and advertising revenues by focusing on the natural circulation or readership advantages of each newspaper and improvement in its newsprint purchase agreements by coordinating, to the extent practicable, its newsprint purchases with that of the Company. The Company also intends to explore with Southam possible regional printing arrangements between Southam's various newspapers located in different communities throughout Canada and the Canadian Newspapers.

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

     The Company and Hollinger Inc. have historically agreed that the Company will be Hollinger Inc.'s principal vehicle for engaging in and effecting acquisitions in the newspaper business and in related media businesses in the United States, Israel and, through The Telegraph, the United Kingdom, and the rest of the European Community (the "Telegraph Territory"). Hollinger Inc. reserved the ability to pursue all media (including newspaper) acquisition opportunities outside the United States, Israel and The Telegraph Territory, and all media acquisition opportunities unrelated to the newspaper business throughout the world.

     Certain statements contained in this report under various sections, including but not limited to "Business Strategy" and "Management's Discussion and Analysis", are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:


o International Holding Company Structure -- The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company's ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries and affiliated companies (subject to applicable withholding taxes) through dividends, intercompany advances, management fees and other payments. Similarly, the Company's ability to pay dividends on its common stock, its preferred stock or its PRIDES will be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company's subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing, and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that may limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company's right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

o Growth Strategy -- The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers, principally through cost reductions. The Company's growth strategy presents risks inherent in assessing the value, strengths and weaknesses of acquisition opportunities, in evaluating the costs of new growth opportunities at existing operations and in managing the numerous publications it has acquired and improving their operating efficiency. While the Company believes that there are significant numbers of potential acquisition candidates, the Company is unable to predict the number or timing of future acquisition opportunities or whether any such opportunities will meet the Company's acquisition criteria or, if such acquisitions occur, whether the Company will be able to achieve improved operating efficiencies or enhanced profitability. In addition, the Company's acquisition strategy is largely dependent on the Company's ability to continue to obtain financing on acceptable terms.

o Restrictions in Debt Agreements and Other Restrictive Arrangements -- The Company and its subsidiaries have substantial leverage and substantial debt service obligations as well as obligations under the preferred stock of the Company and the PRIDES. The instruments governing the terms of the principal indebtedness and redeemable preferred stock of the Company, Publishing and its principal United States and foreign subsidiaries contain various covenants, events of default and other provisions that could limit the financial flexibility of the Company, including the payment of dividends with respect to outstanding common stock and preferred stock and the implementation of its growth strategy.


o Cyclicality of Revenues -- Advertising and, to a lesser extent, circulation revenues of the Company, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases, as well as changes in the mix of advertising, have corresponded with general economic downturns and regional and local economic recessions. The Company believes, however, that the geographic diversity of its global operations may mitigate, to some degree, the effects of an economic downturn in any particular market served by the Company.


o Newsprint Costs -- Newsprint represents the single largest raw material expense of the Company's newspapers throughout the world and, together with employee costs, is one of the most significant operating costs. Newsprint costs vary widely from time to time. For example, newsprint cost increased approximately 40% per metric ton in 1995 on an industry-wide basis, and the average cost per metric ton of newsprint was substantially higher in the first half of 1996 than in the first half of 1995. However, newsprint costs decreased significantly in the second half of 1996, continued to decline through the second quarter of 1997 and increased slightly in the second half of 1997. Although the Company has implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width and managing its return policy, price increases have had an adverse effect on

     Company's results of operations. The Company has no effective ability to use long term fixed price newsprint supply contracts to hedge its exposure to price fluctuations.

o Foreign Operations and Currency Exchange Rates -- Operations outside of the United States accounted for approximately 72.3% of the Company's operating revenues and approximately 71.8% of the Company's operating income for the year ended December 31, 1997. In general, the Company does not hedge against foreign currency exchange rate risks. As a result, the Company may experience economic loss and a negative impact on earnings with respect to its investments and on dividends from its foreign subsidiaries, solely as a result of currency exchange rate fluctuations.

o Newspaper Industry Competition -- Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail, and other communications and advertising media that operate in the Company's markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company's competitors are larger and have greater financial resources than the Company. For example, in the Chicago metropolitan area, the Chicago Sun-Times competes with a large established metropolitan daily and Sunday newspaper that is the fifth largest metropolitan daily and Sunday newspaper in the United States. In the United Kingdom, The Daily Telegraph competes with other national newspapers, principally The Times, which over the past several years has from time to time substantially reduced its cover price in an effort to increase its circulation. The Daily Telegraph has met this competition and has from time to time engaged in its own price reduction or promotional initiatives. These competitive activities can and have from time to time had an adverse effect on revenues and operating costs.

UNITED STATES NEWSPAPER GROUP

        CHICAGO GROUP


     The Chicago Group consists of The Sun-Times Company which, with its subsidiaries (the "Chicago Sun-Times"), publishes the Chicago Sun-Times, presently the eighth largest metropolitan daily newspaper in the United States, and one suburban daily and 74 suburban weekly and biweekly newspapers in the Chicago area.

     The Chicago Sun-Times, which has an average daily paid circulation of approximately 500,000 and is published in a tabloid format, has the largest daily circulation in Cook County, Illinois, which includes the City of Chicago. The suburban papers include Pioneer Newspapers Inc. ("Pioneer Press") which currently publishes 48 weekly newspapers in Chicago's north and northwest suburbs, 20 biweekly newspapers published by Star Publications in Chicago's south and southwest suburbs and one daily newspaper, one weekly newspaper, and five free distribution papers published by Daily Southtown. On December 27, 1997 Star Publications Inc. merged into Daily Southtown Inc.; the surviving entity charged its name to Midwest Suburban Publishing Inc.

     SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the past three years.




                                                               YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                        1997                          1996                             1995
                                  --------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
   Advertising..................   $     243,301   71%           $      228,676   69%           $     228,685   69%
   Circulation .................          79,574   23                    80,693   24                   78,518   24
   Job Printing
     and Other .................          18,493    6                    24,263    7                   23,419    7
                                  --------------------------------------------------------------------------------
  Total ........................   $     341,368  100%           $      333,632  100%           $     330,622  100%
                                  ================================================================================

     ADVERTISING Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation, penetration and type of advertising (whether classified or display and national or retail). In 1997, retail advertising accounted for the largest share of advertising revenues (51%), followed by classified (38%) and national (11%).

     The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pull-out sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers, such as arts, food, real estate, TV listings, weekend, travel and special. The Chicago area suburban newspapers also offer weekly both separate and special sections. Management has also developed the Sun-Times Newspaper Network, an advertising vehicle which can reach the combined readership base of the Chicago Sun-Times and the Chicago area suburban newspapers, including the Daily Southtown.

     CIRCULATION Circulation revenues are derived from single copy newspaper sales made through retailers and vending racks and home delivery newspaper sales to subscribers. Approximately 67% of the copies of the Chicago Sun-Times sold in 1997 were single copy sales. Approximately 42% of 1997 circulation revenues of the Chicago area suburban newspapers were derived from subscription sales.

     The average paid daily and Sunday circulation of the Chicago Sun-Times is approximately 500,000 and 427,000, respectively, the daily and Sunday paid circulation of the Daily Southtown is approximately 53,500 and 61,100, respectively, and the aggregate non-daily paid and free circulation of the Chicago area suburban newspapers is approximately 263,600 and 586,200, respectively.

     COMPETITION. Each of the Company's Chicago area newspapers competes in varying degrees with radio, television, direct marketing and other communications and advertising media as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region is comprised of Cook County and six surrounding counties and is served by six daily newspapers.

     The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper, which is the fifth largest newspaper in the United States. In addition, the Chicago Sun-Times and other Chicago Group newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

     EMPLOYEES AND LABOR RELATIONS. As of March 16, 1998, the Chicago Group employed approximately 2,800 employees (including approximately 600 part-time employees). Approximately 1,300 employees are represented by 15 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 38% of the Chicago Group's revenues in the year ended December 31, 1997. There have been no strikes or general work stoppages at any of the Chicago Group's newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

     RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 18% of the Chicago Group's revenues in the year ended December 31, 1997. The newspaper industry has seen the cost of newsprint increase significantly since March of 1994. Newsprint prices began decreasing in the second quarter of 1996 and continued to decline through the first quarter of 1997. Newsprint prices increased slightly though the remainder of 1997. The Chicago Group is not dependent upon any single newsprint supplier and currently obtains newsprint from four principal suppliers. To ensure an adequate supply of newsprint, the Chicago Group has newsprint supply contracts with certain minimum purchase requirements. The Chicago Group, like other newspaper publishers, has not entered into any long-term fixed price newsprint supply contracts in the current environment of volatile newsprint costs. The Chicago Group believes that its sources of supply for newsprint are adequate for its anticipated needs.

     PRINTING AND PRODUCTION. The Chicago Group has eight operating and production facilities. All editorial, pre-press, press, marketing, sales and administrative activities for the Chicago Sun-Times are conducted at its main facility in Chicago. The Chicago Sun-Times plans to commence construction of a new press facility during 1998 at an expected total cost of approximately $100.0 million, to be operational in 1999.

     Pioneer Press uses its facility in north suburban Chicago for editorial, pre-press, sales and administrative activities. Production activities occur in a neighboring suburb. In February 1997 Star Publications and Daily Southtown moved to a new combined facility for editorial, pre-press, marketing, sales and administrative activities.

     COMMUNITY GROUP

     The Community Group consists of smaller newspaper publications in the United States and Israel. The Community Group's United States daily newspapers have been published on average for almost 100 years and are typically the only paid daily newspapers of general circulation in their respective communities. Circulation for community newspapers range from 1,100 to 46,400 for paid dailies and from 100 to 53,500 for paid non-dailies. Generally, the Company's community newspapers combine news, sports and features with a special emphasis on local information and provide one of the primary sources of such community information for the towns in which they are distributed. In addition to reaching the local population through paid daily and non-daily community newspapers, the Company also publishes free circulation "total market coverage" publications, including shoppers, with limited or no news or editorial content. As a group, these publications provide the Company with a stable and established circulation within the communities they serve, which it believes provides an effective medium for advertisers to reach a significant portion of the households in these communities.

     On January 27, 1998, the Company completed a sale of approximately 80 community newspapers. The newspapers sold had paid daily circulation of approximately 240,000.

     SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage that such sources represent of total revenues for the Community Group, including Jerusalem Post, during the past three years.


                                YEAR ENDED DECEMBER 31,
              ------------------------------------------------------------
                         1997              1996                1995
              ------------------------------------------------------------
                                 (DOLLARS IN THOUSANDS)

Advertising...    $190,215  65%    $174,652  64%    $143,912     63%
Circulation...      69,499  24       64,575  24       51,167     22
Job Printing..
and Other.....      32,551  11       34,513  12       33,512     15
              ------------------------------------------------------------
Total.........    $292,265  100%   $273,740  100%   $228,591    100%
              ============================================================

     ADVERTISING. Substantially all of the United States community newspaper advertising revenues in 1997 were derived from local retailers and classified advertisers, which management believes are less subject to fluctuation than national advertising. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation penetration and type of advertising (whether classified, display, or retail). In 1997, United States local and regional advertising accounted for the largest share of advertising revenues (56%), followed by classified (25%), preprinted inserts (17%) and national (2%). Management believes that the Company's strategy of acquiring and operating community newspapers in regional clusters parallels an emerging trend of larger retailers to advertise on a regional basis and positions the Company to benefit from this trend.

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

     CIRCULATION. Circulation revenues are derived from home delivery sales of newspapers to subscribers and single copy sales made through retailers and vending racks. Approximately 76% of the 1997 United States community newspaper circulation revenue was derived from subscription sales. When possible subscription and single copy sales rates are increased in an effort to increase circulation revenues. Single copy cover prices currently range from 35 cents to 50 cents.

     JOB PRINTING. Job printing revenues are derived from utilizing available press capacity for printing customers' orders for newspapers, fliers, retail store advertisements and real estate listings. The Company currently has a substantial number of printing customers and believes that its growth potential for job printing exists mainly in low volume (less than 100,000 copies) offset printing.

     COMPETITION. Each of the Company's community newspapers and total market coverage publications competes in varying degrees with radio, television, direct marketing and other communications and advertising media as well as with other newspapers having local, regional or national circulation. The Company also competes with other commercial printers for job printing orders.

     The Company's United States community publications are located in small towns which, for the most part, are not suburbs of larger cities but are either county seats or are located on significant transportation corridors. The Company's community dailies are typically the only paid daily newspapers of general circulation published in their respective communities. The Company believes that distribution of its total market coverage publications with nearly 100% penetration levels in conjunction with community daily or non-daily newspapers strengthens its competitive position in the relevant market areas. Some of the Company's dailies face competition from dailies published by others in adjacent or nearby locations and circulated in the markets where the Company publishes a newspaper.

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

     EMPLOYEES AND LABOR RELATIONS. As of March 16, 1998, the Community Group employed approximately 3,000 employees (including approximately 1,100 part-time employees) at its community publications in the United States. Approximately 3% of these employees are represented by unions. Total Community Group employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 33.7% of the Community Group's revenues in fiscal year 1997. There have been no strikes or general work stoppages at any of the Company's community newspapers in the past five years. The Company believes that its relationships with its employees are generally good.

     RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 9.9% of revenues for the Community Group in 1997. The newspaper industry has seen the cost of newsprint increase significantly since March of 1994. Newsprint prices began decreasing in the second quarter of 1996 and continued to decline through first quarter of 1997. Newsprint prices increased slightly though the remainder of 1997. The Community Group is not dependent upon any single newsprint supplier and does not have long-term fixed price contracts with newsprint suppliers for its community publications. It currently obtains newsprint from a number of suppliers, foreign and domestic. The Community Group believes that its newsprint sources of supply are adequate for its anticipated needs.

     JERUSALEM POST. At the time of acquisition by Hollinger Inc. in 1989, Jerusalem Post was suffering operating losses. Since then, a turnaround strategy has been implemented by senior officers of the Company and Jerusalem Post to reduce operating and labor costs and upgrade printing capability and the physical plant. In the years ended December 31, 1997, 1996, and 1995, Jerusalem Post had operating margins of 7.4 %, 10.8%, and 14.7%, respectively.

     Over 40.4% of Jerusalem Post's revenues of $20.3 million in 1997 were derived from circulation, with 30.6% from job printing and 24.7% from advertising. Jerusalem Post derives a greater percentage of its revenues from job printing than the Company's United States newspapers. Jerusalem Post has entered into a long-term contract to print and bind copies of the "Golden Pages", Israel's equivalent of the "Yellow Pages" telephone directory. Newsprint costs relating to publication of The Jerusalem Post equaled approximately 9.1% of Jerusalem Post's revenues in 1997. Newsprint used in producing the "Golden Pages" is provided by the owners of that publication.

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

     MANAGEMENT ORGANIZATION

     The senior management of the United States Newspaper Group is responsible for developing operating strategies, approving business plans and significant capital expenditures, identifying acquisition opportunities, negotiating acquisitions and overseeing the integration of acquired newspapers and other newspapers into the Company. Financial management of the Company, including the arrangement of financing to fund acquisitions and working capital needs of the Company, accounting, payroll and other financial functions and newsprint purchases, are centralized and undertaken by corporate staff at the Company's principal executive offices in Chicago and its offices in Marion, Illinois. Each of the principal newspaper operations of the United
States Newspaper Group has a separate management structure and team which is responsible for operational and editorial matters affecting the publications under their supervision.

     UNITED STATES REGULATION

     Paid circulation newspapers that are delivered by second class mail are required to obtain permits from, and to file an annual statement of ownership and circulation with, the United States Postal Service. Free circulation publications such as shoppers are delivered to subscribers and non subscribers both by mail and without the use of the mail. Second class mail costs in 1997 for the Company's community newspapers were $3.5 million, or 1.2% of the Community Group's revenues, and third class mail costs were $4.5 million in 1997, or 1.5% of that group's revenues. Second class mail costs in 1997 for the Chicago Group were $1.6 million or 0.5% of the Chicago Group's revenues, and third class mail costs were $2.9 million or 0.8% of the Chicago Group's revenues. There is no significant regulation with respect to acquisitions of newspapers, other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 if certain threshold requirements under such act are satisfied.

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

U.K. NEWSPAPER GROUP

     The Company's U.K. Newspaper Group consists of The Telegraph and its investment in two joint venture printing companies.

     THE TELEGRAPH

     The Telegraph is the publisher of the leading quality (or broadsheet) newspapers in the United Kingdom, The Daily Telegraph, The Sunday
Telegraph, The Weekly Telegraph, the Electronic Telegraph and The Spectator magazine. Its most important property, The Daily Telegraph, was launched in 1855 and is the largest circulation quality daily newspaper in the United Kingdom. As of December 31, 1997, The Daily Telegraph's average daily circulation of approximately 1,111,000 represents a 39% share of the quality daily national newspaper market, a substantially greater share than that of its nearest direct competitor. The Daily Telegraph's Saturday edition has the highest circulation (1,273,000 as of December 31, 1997) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with a Sunday circulation of approximately 890,000 as of December 31, 1997.

     THE UNITED KINGDOM NATIONAL NEWSPAPER INDUSTRY. The newspaper market in the United Kingdom is segmented and, within each segment, highly competitive. The market segment in which The Daily Telegraph competes is generally known as the quality (or broadsheet) daily newspaper segment. This segment consists of all the broadsheets, and none of the tabloid daily newspapers. The Daily Telegraph and its competitors in this market segment appeal to the middle and upper end of the demographic scale.

     Newspapers in the United Kingdom differ from their counterparts in North America in several respects. First, they have substantially fewer pages. In 1997, The Daily Telegraph averaged 57 pages per issue, printed in one section on Wednesdays and Fridays, two sections on Mondays, Tuesdays and Thursdays, and six sections plus a magazine and television guide on Saturdays. The Sunday Telegraph is published in five sections with two magazines, one which was launched in September 1995 and the other magazine, Rx, launched in April 1997. Second, pre-printed advertising inserts, which have been a major source of revenue growth in North America, are less common in the United Kingdom. Third, the advertising to news ratio in British newspapers is far lower. Fourth, British national newspapers more closely resemble North American magazines in that they have broad distribution and readership across the country and derive a much larger portion of their advertising revenue from national advertisers - unlike North American newspapers which, because of their relatively small geographical distribution, derive a substantial portion of their advertising from local advertisers. Finally, newspapers in the United Kingdom generally have charged higher cover prices, which in turn leads to higher circulation revenues than North American newspapers with similar circulation bases. However, since September 1993, when The Times first substantially reduced its cover price on its weekday newspaper, the national newspaper market in the United Kingdom has experienced intense cover price competition. Since July 1995, The Daily Telegraph and The Times have increased their respective cover prices. See "Circulation" below.

     The following charts illustrate the circulation trends of The Daily Telegraph and The Sunday Telegraph and its principal competitors in the United Kingdom for the three years ended December 31, 1997.

          CIRCULATION: MARKET SHARE AND AVERAGE DAILY SALES (1) (2)


                                              YEAR ENDED DECEMBER 31,
                        ---------------------------------------------------------------------------
                                1997                        1996                     1995
                        -------------------------  -------------------------  ---------------------
                                      AVERAGE                    AVERAGE                    AVERAGE
                        MARKET         DAILY        MARKET        DAILY        MARKET        DAILY
                        SHARE          SALES        SHARE         SALES        SHARE         SALES

                                         (AVERAGE SALES IN THOUSANDS)
The Daily Telegraph...   39%           1,111        38%         1,065          39%            1,060
The Times.............   27              770        27            738          24               658
The Guardian..........   14              406        14            386          15               397
Financial Times.......   11              321        11            299          11               295
The Independent.......    9              259        10            272          11               294
                        ---------------------------------------------------------------------------
                        100%           2,867       100%         2,760         100%            2,704
                        ===========================================================================

--------------------
(1) Circulation is defined as average sales of a newspaper per issue, net of returns.
(2) Derived from the twelve-month average circulation and market share index information published by the Audit Bureau of Circulations Limited.

           CIRCULATION: MARKET SHARE AND AVERAGE DAILY SALES (1) (2)


                                                YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------
                                     1997                        1996                      1995
                             --------------------------  -------------------------  ---------------------
                                            AVERAGE                    AVERAGE                    AVERAGE
                             MARKET          DAILY        MARKET        DAILY        MARKET        DAILY
                             SHARE           SALES        SHARE         SALES        SHARE         SALES
                                              (AVERAGE SALES IN THOUSANDS)
The Sunday Times............   44%           1,273        47%         1,313        46%              1,253
The Sunday Telegraph........   31              890        26            724        25                 683
Observer....................   15              448        16            453        17                 463
The Independent on Sunday...   10              282        11            296        12                 327
                              ---------------------------------------------------------------------------
                              100%           2,893       100%         2,786       100%              2,726
                              ===========================================================================

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


                                        YEAR ENDED DECEMBER 31,
        -----------------------------------------------------------------------------------------
                    1997                          1996                             1995
        -----------------------------  ---------------------------  -----------------------------
                               (IN THOUSANDS OF BRITISH POUNDS STERLING)
Advertising...  (Pound)204,498    68%      (Pound)177,997    62%             (Pound)162,720    64%
Circulation...          82,917    28              100,258    35                      83,666    33
Other.........          12,232     4                9,863     3                       8,440     3
                ---------------------------------------------------------------------------------
Total.........         299,647   100%      (Pound)288,118   100%             (Pound)254,826   100%
                =================================================================================

(1) Does not include revenues from Fairfax, Southam or joint venture printing companies.
(2) Financial data is in accordance with U.K. GAAP.


     ADVERTISING. Advertising is the largest source of revenue at The Telegraph, representing approximately 68% of newspaper revenue in 1997. In 1997 the combined share of display advertising volume of The Daily Telegraph and The Sunday Telegraph in the quality newspaper sector was 24% with classified advertising's share 19%. These percentages are fairly consistent with prior years. Management believes that because The Daily Telegraph is able to charge advertisers a premium rate over that of its competitors in the quality daily sector by virtue of the size of its readership, The Telegraph is able to achieve a higher market share in terms of revenue.

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

     According to NRS, The Daily Telegraph's readers are primarily in the top three of the six socio-economic groups, collectively ABC1. The Daily Telegraph has a readership of almost 2.1 million ABC1 adults, the highest of any quality daily newspaper and 338,000 more than its nearest competitor for the six-month period ended December 31, 1997. Management believes The Daily Telegraph readership position is highly advantageous in attracting advertisers, thereby permitting it to charge higher advertising rates per page than its direct competitors. The Sunday Telegraph has seen ABC1 readership rise by 14% year on year. This represents 241,000 additional ABC1 readers. In combined socio-economic groups The Sunday Telegraph has grown by 10%, faster than any other national Sunday newspaper.

     The Telegraph's display advertising strengths are in the automobile and travel sections. Display advertising revenue grew to pound.99.4 million in 1997 from pound.88.3 million in 1996. Financial advertising markets grew by 14% in 1997 and The Daily Telegraph is holding its market leadership position in terms of volume. Advertising revenues in this segment grew to pound.21.4 million in 1997, compared with pound.18.8 million in 1996.

     Advertising in The Daily Telegraph's Saturday Magazine grew to pound.23.6 million in 1997 from pound.20.7 million in 1996, an increase of 14%. Advertising in The Sunday Telegraph Magazine, which was launched in September 1995, grew to pound.7.5 million in 1997 compared to pound.5.6 million in 1996.

     The level of classified advertisements, especially recruitment advertisements, fluctuates with the economy. The Telegraph's revenue from this source increased to pound.67.3 million in 1997 compared with pound.58.0 million in 1996. The Telegraph's strategy with respect to classified advertising is to improve volume and yield in four sectors: recruitment, property, travel and automobiles. Recruitment advertising is the largest classified advertising category, representing about two-thirds of all classified advertising in terms of revenue.

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

     CIRCULATION. The target audience of The Telegraph's newspapers is generally conservative, middle and upper income readers, with an increased emphasis on gaining new younger readers. The editorial strengths of The Telegraph's newspapers provide national and international news, financial news and features and comprehensive sports coverage. Net circulation revenue for The Daily Telegraph and The Sunday Telegraph for the three years ended December 31, 1997 is set forth below:

                   NET NEWSPAPER CIRCULATION REVENUE (1) (2)

                                                 YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------
                                   1997                    1996                 1995
                         ---------------------------------------------------------------------
                                       (IN MILLIONS OF BRITISH POUNDS STERLING)
The Daily Telegraph          (Pound)70.6    90%     (Pound)84.2    87%     (Pound)68.9      86%
The Sunday Telegraph...              7.8    10             12.1    13             10.8      14
                         ---------------------------------------------------------------------
Total..................      (Pound)78.4   100%     (Pound)96.3   100%     (Pound)79.7     100%
                         =====================================================================

Proportion of The
Telegraph's newspaper
revenue................                     28%                    35%                      33%

(1) Net newspaper circulation revenue is shown as a proportion of The Telegraph's newspaper revenue, not total revenue.
(2)  Financial data is in accordance with U. K. GAAP.

     Between 1986 and 1993, The Telegraph's strategy was to enhance circulation revenue by increasing cover prices annually, at least in line with inflation, and generally before its competitors. Since Hollinger Inc. acquired control of The Telegraph in 1986, the cover price of The Daily Telegraph was increased from 25p to 48p for the weekday edition and to 70p for the Saturday edition.
At the same time, the cover price of The Sunday Telegraph was increased from 40p to 70p. Aggregate newspaper circulation revenue for all of The Telegraph's publications increased during that period by 53% from L.74 million in 1988 to
L.113.5 million in 1993, an important factor contributing to the relative stability of The Telegraph's operating revenue during that period.

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

     In addition, The Telegraph launched a joint promotion involving the Saturday edition of The Daily Telegraph and The Sunday Telegraph, whereby readers could use a voucher to purchase both weekend titles for L.1.00 (later reduced to 80p) compared to a combined cover price of pound.1.40. The strategy was to use its circulation dominance on Saturday to increase circulation of The Sunday Telegraph and place pressure on its competitors' weekend titles.

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

     On October 8, 1996 the cover price of the Tuesday to Friday editions of The Daily Telegraph was increased by 5p to 45p. The Saturday edition cover price was increased by 5p to 75p. On the same date The Times increased the cover price of its Tuesday to Friday editions by 5p to 35p and the Saturday edition by 5p and 50p.

     In May 1996 The Telegraph introduced the first United Kingdom national advance purchase subscription program. In the past, newspaper subscribers in the U.K. dealt directly with independent news agents for the purchase of newspapers. A significant portion of the newspaper readers did not take the paper every day and this was especially true for Sunday This program has proven successful in driving circulation increases although there has been some inevitable cannibalization of circulation revenues. By the end of 1996, the plan had added about 100,000 new weekday and 200,000 new Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997. By obtaining long term subscribers, The Telegraph expects to reduce its traditional promotional spending. The Sunday Telegraph's cover price increased form 70p to 80p in May 1997. In September 1997, the cover price of the Monday edition of The Daily Telegraph increased to 45p, in-line with the Tuesday to Friday editions.

     OTHER PUBLICATIONS AND BUSINESS ENTERPRISES. The Telegraph is involved in several other publications and business enterprises, including The Spectator, The Weekly Telegraph, and the Electronic Telegraph. The Telegraph utilizes its brand in developing third party revenue opportunities including Reader Offers and Books Direct.

     EMPLOYEES AND LABOR RELATIONS. At March 16, 1998, The Telegraph and its subsidiaries employed approximately 1,100 persons and the two joint venture printing companies employed an additional 987 persons. Collective agreements between The Telegraph and the trade unions representing certain portions of The Telegraph's workforce expired on June 30, 1990 and have not been renewed or replaced. The absence of such collective agreements has had no adverse effect on The Telegraph's operations and, in management's view, is unlikely to do so in the foreseeable future.

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

     RAW MATERIALS. Newsprint represents the single largest raw material expense of The Telegraph's newspapers and, together with employee costs, is one of the most significant operating costs. Up to 163,000 metric tons are consumed annually and in 1997 the total cost was approximately pound.62.6 million, or 22% of its newspaper revenues.

     In the last quarter of 1997, The Telegraph formed a new joint venture with Express Newspapers to manage the newsprint resource. This was a further extension of the successful joint printing activity at West Ferry Printers that Telegraph and Express have benefited from for the last eight years. The new joint venture company - Newsprint Management & Supply Services Ltd (NMSS) - has as its main purpose the control of specifications, sourcing and the monitoring of usage through the printing plants operated by the joint venture partners, and other locations where the partners' publications are printed on a contract basis. NMSS commenced operations on January 1, 1998. Through close liaison with printing management, the benefits of common newsprint specifications and better control over inventory levels, reductions in operating waste are becoming evident.

     West Ferry Printers is the largest printing unit, in respect of which NMSS supplies and monitors approximately 250,000 tonnes of newsprint per annum consumed on the products of the joint venture partners. In total, including other printing plants operated by the partners or with which they are associated, mainly in the North of England (including Trafford Park Printers), NMSS is responsible for about 400,000 tons per annum of newsprint consumption.

     During 1998 the activities of NMSS will be extended to cover up to 70,000 tonnes of magazine paper used by Telegraph and Express, at a cost of some pound 30 million per annum.

     The newsprint supply agreements entered into by NMSS for 1998 provide for tonnages from individual suppliers of between 30,000 and 65,000 metric tons. In the main, prices are fixed throughout 1998 at levels some 5% below the average price paid during last year. Inventory held at each printing location is sufficient for three to four days production and in addition, suppliers' stock held in the United Kingdom on behalf of NMSS represents a further four to five weeks consumption by the joint venture partners.

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

     The managements of both joint venture printing companies continually seek to improve production performance. Major capital expenditures require the approval of the boards of directors of the joint venture partners. The presses used to print The Telegraph's newspapers were upgraded in 1992 by the addition of two color satellites for each press, enabling color to be printed on up to 12 pages of a 48 page newspaper on each print run. A further capital expenditure of around L.1 million was incurred with the addition of "balloon formers" to the presses. These permit The Telegraph's weekend newspapers to be printed in multiple sections.

     There is high utilization of the plants at West Ferry and Trafford Park Printers, with little spare capacity. At Trafford Park Printers, revenue earned from contract printing for third parties has a marginal effect on The Telegraph's printing costs. West Ferry Printers also undertakes some contract printing for third parties, which results in increased profitability. In April 1995 West Ferry Printers entered into a 13-year printing contract with Pearson plc, the media group that owns the Financial Times, to print the Financial Times' southern editions (160,000 copies) Monday to Saturday. Pearson plc closed its London printing plant that prints the Financial Times and one of this plant's two Rockwell Goss Headliner web-offset presses was sold along with ancillary equipment to West Ferry Printers for pound 6 million in cash and pound 3 million in redeemable preference shares of West Ferry Printers which are supported by guarantees of the joint venture partners. The press commenced printing The Financial Times in April 1996.

     In addition, following damage to its own printing plant as a result of a terrorist bomb in February 1996, The Guardian was printed as an emergency measure at West Ferry Printers. This developed into a long term arrangement whereby The Guardian closed its own press center and entered into a 12-year printing agreement with West Ferry Printers. As a result, new presses and ancillary equipment were being installed at a capital cost of over (Pound) 30 million, paid for by West Ferry and charged back to the Guardian.

     West Ferry Printers will has eighteen presses, six of which are configured for The Telegraph's newspapers, eight are used for the newspapers published by The Telegraph's joint venture partner, United News & Media plc, and the remaining four for contract printing customers, of which The Guardian and the Financial Times are the largest. Trafford Park Printers has four presses, two of which are used primarily for The Telegraph's newspapers.

     DISTRIBUTION. Since 1988, The Telegraph's newspapers have been distributed to wholesalers by truck under a contract with a subsidiary of TNT Express (UK) Limited. During 1996, The Daily Express, Daily Star, Financial Times and The Guardian, which are all printed at West Ferry Printers in London, along with The Daily Telegraph and The Sunday Telegraph joined The Telegraph and were distributed to wholesalers on the same trucks. At Trafford Park Printers in Manchester, where The Daily Telegraph, The Sunday Telegraph and
The Guardian are printed, a joint distribution service was arranged. The Telegraph's arrangements with wholesalers contain performance provisions to ensure minimum standards of copy availability while controlling the number of unsold copies.

     Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and The Telegraph's circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high casual (single copy) sales. In addition to casual sales, many retail news outlets offer home delivery services. In 1997 home deliveries accounted for 46% of sales of The Daily Telegraph and 41% of sales of The Sunday Telegraph.

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

     MANAGEMENT. The Telegraph's management consists of five executive directors: Conrad M. Black, Executive Chairman; Daniel W. Colson, Deputy Chairman and Chief Executive Officer; Jeremy W. Deedes, Managing Director; Leonard M. Sanderson, Advertisement Director; and Niamh O'Donnell-Keenan, Finance Director, together with fifteen non-executive directors, including F. David Radler. Mr. Black is Chairman of the Board of Directors, Chief Executive Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of Hollinger Inc., and Chairman and a Director of Southam. Mr. Colson is a Director of the Company and Hollinger Inc., and a Director of Southam. Mr. Radler is President and Chief Operating Officer and a Director of the Company and Hollinger Inc. and a Director of Southam.

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

     REGULATORY AND ENVIRONMENTAL MATTERS. United Kingdom companies are subject to various competition laws, including the Restrictive Trade Practices Act 1956-1976 (the "RTPA"), which requires the registration of certain restrictive or information-sharing agreements with the Office of Fair Trading and, under certain circumstances, prohibits such agreements. In common with other major newspaper publishers, The Telegraph has given undertakings in proceedings under the RTPA to the Restrictive Practices Court in respect of, among other things, both daily and Sunday papers. These undertakings include a general undertaking not to enter into any kind of agreement registrable under the RTPA of which particulars are not furnished to the Office of Fair Trading within the prescribed period. The Telegraph has also given a number of specific undertakings (concerning pricing, wholesaler discounts and other conditions upon which newspapers may be supplied) which prohibit the entering of agreements containing the restrictions specified in the undertakings or any agreements to the like effect. A breach of any of the undertakings may result in The Telegraph (and potentially any individuals involved) being held in contempt of court. The Telegraph has instituted procedures designed to ensure that all personnel in relevant managerial positions are required to acknowledge quarterly that they have been reminded of the requirements of the RTPA, the meaning and scope of the undertakings given, the necessity of obtaining legal advice in case of doubt and the consequences and seriousness of any breach. A code of conduct, which contains this information, has been circulated among relevant personnel.

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

CANADIAN NEWSPAPER OPERATIONS

     The Company's Canadian Newspaper Group consists of its majority equity interest in Southam and the Canadian Newspapers.

     Southam

     The Company indirectly has an approximate 58.6% interest in Southam. The results of Southam have been consolidated for 1997 and 1996.

     BUSINESS OF SOUTHAM. Southam is a diversified publicly held enterprise with operations in two principal business segments: newspaper publishing (94% of Southam's consolidated revenue of Cdn.$1.2 billion in 1997) and business communications (6% of Southam's 1997 consolidated revenue).

     Southam is Canada's largest publisher of daily newspapers. In two separate transactions during 1997, Southam acquired one paid daily newspaper, one paid non-daily newspaper and 13 free distribution newspapers. The 33 daily newspapers published by Southam have a total paid daily circulation of approximately 1,600,000. In addition Southam published 18 paid non-daily community newspapers and 48 free distribution publications with a combined circulation of approximately 2,800,000.

     Southam also provides communications and information services to business, government and the professions mainly in Canada and also in the United States including business magazines and tabloids in the automotive, trucking, construction, natural resources, manufacturing and other markets.

     The following table sets forth the revenue mix for Southam for the three years ended December 31, 1997:


                                                             YEAR ENDED DECEMBER 31,
                      --------------------------------------------------------------------------------------------------
                                  1997                              1996                                1995
                      -----------------------------  ----------------------------------  -------------------------------
                                                       (IN THOUSANDS OF CANADIAN DOLLARS)

Newspapers            Cdn.$   1,118,934    94%             Cdn.$     928,845    85%            Cdn.$     846,262      83%
Business
Communications                   75,852     6                        166,805    15                       176,083      17
                      --------------------------------------------------------------------------------------------------
Total                 Cdn.$   1,194,786   100%             Cdn.$   1,095,650   100%            Cdn.$   1,022,345     100%
                      ==================================================================================================

     ADVERTISING. Advertising revenues represented 76% of Southam's daily newspaper revenues in 1997 (daily newspapers represented 93% of total Southam newspaper group revenues in the year, with 7% derived from non-daily newspapers and other revenues). Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts. ROP, which represented 87% of total advertising revenues in 1997 is categorized as either retail, classified or national. The three categories represented 41%, 31% and 28%, respectively, of ROP advertising revenues in 1997. ROP advertising volume at Southam's daily newspapers in 1997 was 445.9 million lines, an increase of 8.9% over 1996.

     CIRCULATION.   Average circulation of Southam's daily newspapers in 1997
was 1.6 million copies. On a same-paper basis, circulation revenues increased by 6% in 1997. Home delivery represents approximately 77% of daily newspapers sold and single copy sales account for 23%.

     BUSINESS COMMUNICATIONS. During 1996 Southam disposed of its construction data and consumer and trade show groups. For ongoing operations, revenues grew by 5.7%, led by U.S. magazines.

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

     Southam's business communications operations are concentrated in a number of cyclical industries - construction, trucking, automotive, mining and forest products. Performance of these sectors will have a significant effect on profitability, particularly on advertising-based products in the trade magazine group.

     EMPLOYEES AND LABOR RELATIONS. As of March 16, 1998, Southam had approximately 6,400 full-time employees. Southam has approximately 100 union contracts in its newspaper operations. The percentage of unionized employees varies widely from paper to paper. For Southam's nine largest newspapers, which represent 71% of the total number of employees in the daily newspaper operations, approximately 63% of the workforce is unionized. As of December 31, 1997 23 union contracts have expired and are being renegotiated. With the large number of contracts being renegotiated every year, labor disruptions are always possible.

     RAW MATERIALS. The basic raw materials for newspapers is newsprint. Newsprint consumption in 1997 was 204,400 tons and newsprint costs represented approximately 13% of total revenues. Newsprint consumption at the daily newspapers was up 15.5%, primarily due to an increase in advertising; however, the cost per ton was down by 16.8%. Southam has access to adequate supplies to meet anticipated production needs.

     SOUTHAM RESTRUCTURING PLANS. In the last quarter of 1995, Southam took a pretax charge against its 1995 earnings of Cdn.$120.0 million ($88.1 million). Approximately Cdn.$40.0 million of the charge related to the writedown of redundant assets at its Pacific Press facility and other non-recurring costs, with the remaining Cdn.$80 million relating to employee termination costs in respect of the elimination of 750 positions. By the end of 1997 Southam had made significant progress in its staff reduction plan announced in 1995.

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

     The Board of Directors of Southam determined that the "constrained class" includes: (1) individuals other than Canadian citizens and (ii) corporations that are controlled directly or indirectly by citizens or subjects of a country other than Canada. The Board of Directors also has determined that the maximum aggregate holdings of members of the constrained class will be 25% and that the maximum individual holdings of members of the constrained class will be 25%. Because the Company's indirect interest in Southam is held by a Canadian corporation which is controlled directly or indirectly by Mr. Conrad M. Black, a Canadian citizen, Southam's constrained share provisions should not restrict the Company's investment in Southam. Accordingly, so long as the Company's investment maintains its current structure, the Company would be free to make additional indirect investments in Southam.

     PRICE RANGE OF COMMON SHARES AND DIVIDENDS. The ordinary shares of Southam are listed on the Toronto and Montreal stock exchanges. The twelve month high and low closing sales prices for the ordinary shares of Southam on the Toronto Stock Exchange as of March 16, 1998 were Cdn.$29.90 ($21.16) and Cdn.$18.95 ($13.41), respectively. The closing price for the ordinary shares of Southam on March 16, 1998 was Cdn.$29.90 ($21.16). The payment and the level of future dividends will be determined by the Board of Directors of Southam based on considerations such as earnings from operations, capital requirements and the financial condition of Southam.

     RELATIONSHIP WITH THE COMPANY. The Company and Hollinger Inc. now directly own a combined 58.6% interest in Southam through Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a New Brunswick holding company. Effective March 18, 1997, the Company completed an internal reorganization of its interest in Southam which previously had been held as follows: (i) 18.5% through Hollinger Telegraph Holdings Inc. ("HTH"), a Canadian corporation which is jointly owned by two wholly owned subsidiaries of the Company, and 0.6% through such subsidiaries; (ii) 21.2% held through HCPH; and (iii) 10.4% through a wholly owned subsidiary of FDTH as a result of the Southam share acquisition in December 1996. The Company's majority interest in Southam, is held by HCPH in which Publishing and Hollinger Inc. own, directly or indirectly, the following interests; (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through its wholly-owned subsidiary) own 50% of the voting preference shares which have only nominal equity value. It is anticipated that Hollinger Inc. will pledge its interest in HCPH collateral for bank financing arrangements of the Company and its subsidiaries.

     In connection with this internal reorganization, the Company substituted a direct pledge of Southam common shares owned by the Company for the previous pledge of 50% of the HTH Shares under the Southam-Linked Debentures. At the time, HTH owned an 18.5% interest in Southam. At December 31, 1997 this pledge represented approximately 8% of Southam's outstanding common shares. The Southam-Linked Debentures bear a redemption price of Cdn.$9.0 million ($6.3 million).

     In 1997, the Series A Preferred Stock was exchanged for Series D Preferred Stock. As the holder of the Company's Series D Preferred Stock, Hollinger Inc.'s and its subsidiaries' redemption rights are linked to the number of shares of HTH or Southam that at the time of exercise are free and clear of encumbrances. The Share Exchange Agreement entered into in connection with the 1995 Reorganization contained a covenant by Hollinger Inc. limiting the exercise of its redemption rights as the holder of the Series D Preferred Stock. The Share Exchange Agreement has been modified to reflect the substitution of the Southam common shares for the HTH Shares as collateral for the Southam-Linked Debentures. Hollinger Inc. is now contractually entitled to exercise its redemption rights under the Series D Preferred Stock proportionate to the number of such Southam common shares that became free of the pledge under the Southam-Linked Debentures. The Series D Preferred Stock has an aggregate redemption price of $75.9 million at December 31, 1997, of which up to approximately $45.0 million may be subject to redemption by Hollinger Inc.

     MANAGEMENT. Mr. Conrad M. Black, Chairman of the Board of Directors, Chief Executive Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of Hollinger Inc., Chairman and a Director of The Telegraph, is Chairman and a Director of Southam. Mr. F. David Radler, President and Chief Operating Officer and a Director of Hollinger Inc. and the Company and a Director of The Telegraph, is a Director of Southam. Mr. Stephen
A. Jarislowsky, a Director of The Telegraph, is a Director of Southam.  Mr. J.
A. Boultbee, Executive Vice President and Chief Financial Officer of the Company and Vice President, Finance and Treasury of Hollinger Inc., is a Director of Southam. Mrs. Barbara Amiel Black, Vice President Editorial and Director of the Company and Hollinger Inc., is a Director of Southam. Mr. Peter Y. Atkinson, Vice President of the Company and Vice President and General Counsel of Hollinger Inc., is a Director of Southam. Mr. Daniel W. Colson, a Director of the Company and Deputy Chairman and Chief Executive Officer of The Telegraph is a Director of Southam. Mr. Peter G. White, Chairman of UniMedia Inc., is a Director of Southam.

Canadian Newspapers

     The Company acquired its interest in the Canadian Newspapers from Hollinger Inc. in 1997. The Canadian Newspapers have been accounted for using the "as-if" pooling of interests method.

     BUSINESS OF THE CANADIAN NEWSPAPERS. The Canadian Newspapers consist of ten daily, five non-daily and 18 free distribution newspapers located in Ontario, four daily, one non-daily and six free distribution newspapers located in Saskatchewan, eight daily, five non-daily and 10 free distribution newspapers located in British Columbia and three daily, one non-daily and 11 free distribution newspapers in Quebec. These newspapers are operated by Sterling Newspaper Company and UniMedia Inc., wholly owned subsidiaries of the Company. Total paid daily circulation for the Canadian Newspapers is approximately 475,000.

     The following table sets forth the revenue mix for the Canadian Newspapers for the three years ended December 31, 1997:


                                                            YEAR ENDED DECEMBER 31,
                      ------------------------------------------------------------------------------------------------
                                 1997                            1996                                1995
                      ------------------------------------------------------------------------------------------------
                                                      (IN THOUSANDS OF CANADIAN DOLLARS)
Advertising           Cdn.$  179,560    58%           Cdn.$      164,275    57%              Cdn.$       87,673     56%
Circulation                  101,668    33                        98,081    34                           53,606     34
Job printing and
Other                         27,521     9                        25,783     9                           15,558     10
                      ------------------------------------------------------------------------------------------------
Total                 Cdn.$  308,749   100%           Cdn.$      288,139   100%              Cdn.$      156,837    100%
                      ================================================================================================

     ADVERTISING. Advertising revenue represents mainly advertisements that are carried within the body of the newspapers and includes retail, national or classified. Advertising revenues in 1997 increased from 1996 due to strong national advertising growth. Classified advertising also showed increases. In 1997, advertising revenue represented 58% of the total revenues.

     CIRCULATION. Circulation revenue accounted for approximately 33% of total revenue in 1997 and increased by 4% from 1996. In Quebec, home delivery represented approximately 82% of daily newspapers sold while single copy sales accounted for 18%.

     COMPETITION. The majority of the Canadian Newspaper revenues are from advertising. The amount of advertising in the newspapers is affected by a variety of factors including competition from print and other media as well as general and local economic conditions and the level of consumer confidence.

     EMPLOYEES AND LABOR RELATIONS. As of March 16, 1998, the Canadian Newspapers had approximately 3,200 full-time employees. Approximately half of the work force is unionized, but the percentage of unionized employees varies widely from paper to paper. The Company does not expect any undue difficulties in renewing any collective agreements that have expired or will expire in the future.

     RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint consumption in 1997 was 46,400 tons and newsprint costs represented approximately 11% of total revenues. The Canadian Newspapers have access to adequate supplies of newsprint in order to meet production needs.

     REGULATORY MATTERS. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a "cultural business" under the Investment Canada Act and consequently, any acquisition of control of the Canadian Newspapers by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada.

     In August 1998, Hollinger Inc. and UniMedia Group Inc. entered into an agreement with Sodec (Societe de developpment des enterprieses culturelles), an agency of the Quebec government, pursuant to which Sodec was granted an assignable right of first refusal in the event of the proposed acquisition by a person not resident in Quebec of the assets of LeSoleil and Le Quotidien or of the proposed direct or indirect acquisition by a person not resident in Quebec of control on UniMedia Group Inc., a wholly-owned subsidiary of UniMedia Inc.

     MANAGEMENT. Mr. Conrad M. Black, Chairman of the Board of Directors, Chief Executive Officer and Director of the Company and Chairman of the Board and Chief Executive Officer of Hollinger Inc., Chairman and a Director of The Telegraph, is Vice Chairman and a Director of UniMedia Inc. and Chairman of Sterling Newspaper Company. Mr. F. David Radler, President and Chief Operating Officer and a Director of the Company and Hollinger Inc. and a Director of The Telegraph, is Vice Chairman and Director of UniMedia Inc. and President and Chief Executive Officer of Sterling Newspaper Company. Mr. Stephen A. Jarislowsky, a Director of The Telegraph, is a Director of UniMedia Inc. Mr. Daniel W. Colson, a Director of the Company and Deputy Chairman and Chief Executive Officer of The Telegraph is Chairman of the Board and a Director of UniMedia Inc.

ITEM 2.  PROPERTIES

     The Company's management believes that its properties and equipment are in generally good condition, well-maintained, and adequate for current operations.

     UNITED STATES NEWSPAPER GROUP

     CHICAGO GROUP. The Chicago Group has eight operating and production facilities. All editorial, pre-press, press, marketing, sales, and administrative activities for the Chicago Sun-Times are conducted in a 535,000 square foot, seven-story building owned by the Chicago Sun-Times. The circulation fleet is garaged and maintained in a three-story building. Mechanized insertion and pre-print storage occurs in a complex of seven single story buildings. The Company intends to replace these facilities with a new press facility, at an expected cost of approximately $100.0 million, to be operational in 1999.

     Pioneer Press utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Production activities occur in a 65,000 square foot leased building in a neighboring suburb. In February 1997 Star Publications and Daily Southtown moved to a new combined facility for editorial, pre-press, marketing sales and administrative activities. Production activities occur at a separate facility. Both facilities are located in Chicago's south suburbs.

     COMMUNITY GROUP. The Community Group has 169 operating and production facilities for its community publications in the United States, of which nine have been newly constructed by the Company since 1986. The group uses modern data processing equipment in its business management operations and in its typesetting. The group believes that all of its properties are in generally good condition, well maintained and adequate for their current operations. The group's operating and production facilities for its community publications are owned or leased by its subsidiaries, with approximately 157 being owned and the remaining 12 being leased for terms ranging from two to five years.

     The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York. The Jerusalem Post also owns certain properties held for investment in Jerusalem.

     U.K. NEWSPAPER GROUP

     THE TELEGRAPH. The Telegraph occupies five floors of a tower on Canary Wharf in London's Docklands under a 25 year lease. Printing of The Telegraph's newspaper titles is carried out at fifty percent owned joint venture printing plants in London's Docklands and in Trafford Park, Manchester.

     CANADIAN NEWSPAPER GROUP

     SOUTHAM. Southam's newspapers and magazines are published at numerous facilities throughout Canada. Southam publishes predominantly all of its newspapers and performs all pre-press work on its magazines in facilities owned by Southam. Southam's magazines are printed at facilities owned by third parties. Southam has constructed a new production facility in Vancouver and has recently commissioned a new printing plant in Windsor, Ontario. Subject to the completion of the conversion of a few remaining letter press operations to web-offset, such facilities meet Southam's current needs and have ample capacity to meet anticipated future demands.

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

     Management believes that the outcome of any pending claims or proceedings will not have a material adverse effect on the Company taken as a whole. See
Note 19 to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages (as of March 16, 1998) of each of the Company's current executive officers, followed by a description of their principal occupations during the past five years and current directorships of public reporting companies and investment companies in the United States, Canada and the United Kingdom. Unless otherwise indicated, each of the executive officers has held his or her position with the Company, or a similar position with the Company, for at least the past five years.


          Name             Age                   Position with the Company
         -----             ---                   -------------------------
The Hon. Conrad M. Black,
P.C., O.C.                 53   Chairman of the Board, Chief Executive Officer and Director
F. David Radler            55   President, Chief Operating Officer and Director
J. A. Boultbee             54   Executive Vice President and Chief Financial Officer
Fredrick A. Creasey        47   Group Corporate Controller
J. David Dodd              54   Vice President of Publishing and Chief Financial Officer of
                                Southam
Barbara Amiel Black        57   Vice President, Editorial and Director
Paul B. Healy              34   Vice President, Corporate Development and Investor Relations
Daniel W. Colson           50   Deputy Chairman and Chief Executive Officer of The
                                Telegraph and Director
Jerry J. Strader           61   President, American Publishing Company

     THE HON CONRAD M. BLACK, P.C., O.C., Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Black has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since October 25, 1995, and has served as a Director of the Company since 1990. Mr. Black served as Deputy Chairman of the Board of Directors of the Company from 1991 to October 25, 1995. Mr. Black has served for the past five years as the Chairman of the Board and Chief Executive Officer of Hollinger Inc. He currently serves as the Chairman and as a Director of The Telegraph, as the Chairman and as a Director of Southam and the Jerusalem Post, and as Chairman of the Board, Chief Executive Officer and as a Director of Argus, as a Director of EdperBrascan Limited and the Canadian Imperial Bank of Commerce, both of which are public reporting companies in Canada, as a Director of Livent Inc. and Sotheby's Holding Inc. and as a Member of the Advisory Board of Gulfstream Aerospace Corporation. Mr. Black served as a Director of John Fairfax Holdings Inc. from 1992 to 1997.

     F. DAVID RADLER, President, Chief Operating Officer and Director. Mr. Radler has served as President and Chief Operating Officer of the Company since October 25, 1995 and a Director of the Company since 1990. Mr. Radler was Chairman of the Board of Directors of the Company from 1990 to October 25, 1995. Mr. Radler has served for the past five years as President and Chief Operating Officer and a Director of Hollinger Inc. He currently serves as a director of The Telegraph, and as a Director of Southam, Argus, Dominion Malting Limited, and West Fraser Timber Co. Ltd., all of which are Canadian public reporting companies. Mr. Radler is also a Director or the Jerusalem Post.

     J. A. BOULTBEE, Executive Vice President and Chief Financial Officer. Mr. Boultbee has served as Executive Vice President and Chief Financial Officer of the Company since June 14, 1996. Mr. Boultbee has served as a Vice President of the Company from 1990 to 1995. Mr. Boultbee served as a Director of the Company from 1990 to October 25, 1995. Mr. Boultbee has served for the past five years as a Director and as the Vice-President, Finance and Treasury of Hollinger Inc. Mr. Boultbee also serves as a Director of Argus, Southam,

Iamgold International African Mining Gold Corporation and Consolidated Enfield Corporation, all of which are Canadian public reporting companies.

     FREDERICK A. CREASEY, Group Corporate Controller. Mr. Creasey has served as Group Corporate Controller of the Company since June 14, 1996. Mr. Creasey also has served for the past five years as the Controller of Hollinger Inc.

     J. DAVID DODD, Vice President of Publishing and Vice President and Chief Financial Officer of Southam. Mr. Dodd has served as Vice President of Publishing since October 25, 1995 and as Vice President and Chief Financial Officer of Southam since January 1997. He previously served as Executive Vice President and a Director of the Company from 1991 to October 25, 1995 and as Chief Financial Officer of the Company from 1994 to October 25, 1995. Mr. Dodd served as a Vice President of the Company from 1990 to 1991.

     BARBARA AMIEL BLACK, Vice President, Editorial and Director. Mrs. Black has served as Vice President, Editorial of the Company since September 1995 and as a director of the Company since February 1996. Mrs. Black is the wife of Mr. Black. Mrs. Black is currently a columnist for The Daily Telegraph. After an extensive career in both on and off air television production, Mrs. Black was the editor of The Toronto Sun from 1982 to 1984, a columnist of The Times and The Sunday Times of London from 1986 to 1994 and a columnist of MacLean's magazine since 1976. Mrs. Black also serves as Vice President, Editorial and as a Director of Hollinger Inc. and as a Director of Southam and the Jerusalem Post.

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

     DANIEL W. COLSON, Deputy Chairman and Chief Executive Officer of The Telegraph and Director. Mr. Colson has served as a Director of the Company since February 1995. Mr. Colson served as Vice Chairman of The Telegraph from 1992 to 1995 and as Deputy Chairman of The Telegraph since 1995 and Chief Executive Officer of The Telegraph since 1994. Mr. Colson currently serves as a Director of Hollinger Inc., Southam, and Argus, The Molson Companies Limited, and as Vice Chairman of HCPH which are Canadian public reporting companies, as a Director of The Telegraph, and as a Director of John Fairfax Holdings Limited from 1991 to 1997.

     JERRY J. STRADER, President, American Publishing Company. Mr. Strader was appointed President of the Company's Community Group (American Publishing Company) in February of 1996. He served as Senior Vice President of American Publishing Company from 1994 to 1996 and as a Regional Manager of American Publishing Company and as publisher of The Meridian Star, one of the Company's daily newspapers, since 1990.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol "HLR." At March 16, 1998 there were 71,577,799 shares of Class A Common Stock outstanding and held by approximately 245 holders of record and approximately 4,000 beneficial owners. The Class A Common Stock traded on the NASDAQ Stock Market from the Company's initial public offering on May 4, 1994 through January 15, 1996. On January 16, 1996, the Class A Common Stock was listed on the New York Stock Exchange. The Class B Common Stock of the Company is not publicly traded. As of March 16, 1998, 14,990,000 shares of Class B Common Stock were outstanding and owned by Hollinger Inc. In addition, the Company issued 739,500 shares of its Series A Preferred Stock owned by Hollinger Inc. until August of 1997 when the Series A Preferred Stock was exchanged for Series D Preferred Stock. The Series D Preferred Stock is convertible into 5,654,582 shares of Class A Common Stock (as of March 16,
1998). The Company has issued 20,700,000 Preferred Redeemable Increased Dividend Equity Securities ("PRIDES"), each of which represents one-half share of the Company's Series B Preferred Stock, par value $.01 per share. The PRIDES are listed on the New York Stock Exchange and are held by one holder of record and approximately 2,700 beneficial owners. The Company has issued 829,409 shares of Series C Convertible Preferred Stock, par value $0.1 per share ("Series C Preferred Stock") to Hollinger Inc. The Series C Preferred Stock was issued at $108.50 each and pays a dividend of 9.5% per annum. The Series C Preferred Stock is convertible into 7,052,465 shares of Class A Common Stock (as of March 16, 1998).

     The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock, as reported by the New York Stock Exchange Composite Transactions Tape for the period since January 16, 1996, and the cash dividends declared per share on the Class A Common Stock.


                                                       CASH DIVIDENDS
                                          PRICE RANGE     DECLARED
                                        ----------------
CALENDAR PERIOD                          HIGH      LOW    PER SHARE
---------------                         -------  -------  ---------
1996
First Quarter                           $12.375  $ 9.250      $0.10
Second Quarter                           13.125   10.625       0.10
Third Quarter                            12.500    9.375       0.10
Fourth Quarter                           12.875   10.000       0.10

1997
First Quarter                           $12.000  $ 9.125      $0.10
Second Quarter                           12.000    9.000       0.10
Third Quarter                            13.438   11.125       0.10
Fourth Quarter                           14.125   12.375       0.10

1998
First Quarter (through March 16, 1998)  $16.750   13.000       0.10


     On March 16, 1998 the closing price of the Class A Common Stock was $16.50 per share. Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid. Up until the first quarter of 1996, the Company paid a quarterly dividend of $0.025 per share of common stock. As a result of the 1995 Reorganization, the Company had greater financial capacity to support substantially higher level of dividends with respect to its common stock.
Since the first quarter 1996 the Company has paid a quarterly dividend of $0.10 per share of common stock.

     As an international holding company, the Company's ability to declare and pay dividends in the future with respect to its Common Stock will be dependent, among other factors, upon its results of operations, financial condition and cash requirements, the ability of its United States and foreign subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in existing and future loan agreements, the prior payments of dividends to holders of PRIDES and Series D Preferred Stock, the preference share and other financing obligations to third parties relating to such United States or foreign subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities.

ITEM 6.  SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           1997       1996               1995          1994          1993
                                       ----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA: (1) (2)
Operating Revenues:
  Advertising                            $1,556,041     $1,364,527     $ 699,434     $ 577,092     $ 316,640
  Circulation                               535,447        562,122       301,724       278,280       217,608
  Job Printing                               80,024         80,132        58,750        36,207        25,044
  Other                                      40,018         67,241        18,606        14,329       107,223
                                       ---------------------------------------------------------------------
Total Operating Revenues                  2,211,530      2,074,022     1,078,514       905,908       666,515

Operating Costs and Expenses              1,783,995      1,782,053       951,187       781,750       536,669
Direct Subscription Campaign Costs,
  Net and Infrequent Items                   25,243         41,567         8,000            --            --
Depreciation and Amortization               114,570        102,435        57,463        48,984        38,655
                                       ---------------------------------------------------------------------
Operating Income                            287,722        147,967        61,864        75,174        91,191
Interest Expense                           (113,558)       (84,356)      (44,727)      (33,192)      (27,292)
Amortization of Debt Issue Costs            (13,466)       (16,640)         (168)           --            --
Equity in Earnings of Affiliates              5,807         12,050        14,356        35,896        12,468
Other Income, net (3)                        77,644         70,917        18,199        92,181        27,356
                                       ---------------------------------------------------------------------
Earnings before income taxes,
minority interest, cumulative
effect of change in accounting for
income taxes and extraordinary item         244,149        129,938        49,524       170,059       103,723
Income Taxes                                 93,655         51,865        20,564        45,050        35,540
                                       ---------------------------------------------------------------------
Earnings before minority interest,
  cumulative effect of change in
  accounting for income taxes and
  extraordinary item                        150,494         78,073        28,960       125,009        68,183
Minority Interest                            45,973         33,138        22,637        21,409        25,475
                                       ---------------------------------------------------------------------
Earnings before cumulative effect of
  change in accounting for income
  taxes and extraordinary item              104,521         44,935         6,323       103,600        42,708
Cumulative effect of change in
  accounting for income taxes                    --             --            --            --       (24,256)
Extraordinary loss on debt
  extinguishments                                --         (2,150)           --            --            --
                                       ---------------------------------------------------------------------
Net Earnings                             $  104,521     $   42,785     $   6,323     $ 103,600     $  18,452
                                       =====================================================================
Basic earnings per share                 $     0.93     $     0.41     $    0.09     $    1.81     $    0.36
                                       =====================================================================
Cash dividends declared per common
  share                                  $     0.40     $     0.40     $    0.10     $    0.05     $    0.05
                                       =====================================================================

BALANCE SHEET DATA: (4)
  Working Capital (deficit)              $   56,365     $ (695,760)    $(390,673)    $(275,265)    $(319,237)
  Total Assets (5)                        3,023,921      3,425,544     1,737,980     1,551,172     1,104,394
  Minority Interest                         203,034        109,943        97,298       109,518        79,290
  Total Long-Term Debt                    1,428,415        711,348       475,048       475,429       374,772
  Redeemable Preferred Stock                 75,891        605,579       306,452       204,101       206,846
  Total Stockholders' Equity (6)            687,602        686,326       159,973        91,143      (105,598)

                                                   YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  1997         1996         1995        1994          1993
                               ---------------------------------------------------------------
SEGMENT DATA:
Operating Revenues:
  United States Newspaper Group $  633,633   $  607,372  $  559,213     $422,067      $185,043
  U.K. Newspaper Group             492,270      451,902     405,038      386,243       384,558
  Canadian Newspaper Group       1,085,627    1,014,748     114,263       97,598        96,914
                               ---------------------------------------------------------------
Total Operating Revenues        $2,211,530   $2,074,022  $1,078,514     $905,908      $666,515
                               ===============================================================
Operating Income:
  United States Newspaper Group $   89,461   $   63,881  $   32,125      $39,039      $ 18,069
  U.K. Newspaper Group              26,657        1,601      27,000       33,953        71,416
  Canadian Newspaper Group         171,604       82,485       2,739        2,182         1,706
                               ---------------------------------------------------------------
Total Operating Income          $  287,722   $  147,967  $   61,864      $75,174      $ 91,191
                               ===============================================================
EBITDA (7)
  United States Newspaper Group $  131,119   $  106,707  $   74,139      $74,885      $ 43,582
  U.K. Newspaper Group              44,733       15,918      37,374       43,307        80,448
  Canadian Newspaper Group         226,440      127,777       7,814        5,966         5,816
                               ---------------------------------------------------------------
Total EBITDA                    $  402,292   $  250,402  $  119,327     $124,158      $129,846
                               ===============================================================

(1) The financial data presented above is derived from the Consolidated Financial Statements of the Company. Such financial statements include the accounts of The Telegraph and the Canadian Newspapers on an "as-if" pooling-of-interests basis.

(2) The statement of operations data include data for Jerusalem Post for all periods presented, data for Chicago Sun-Times from the date of its acquisition by the Company on March 31, 1994, and data is included for Daily Southtown from January 1, 1995, and data for Southam is included as equity earnings for 1995 and 1994 and consolidated for 1997 and 1996.

(3) Other income, net includes gain on the sale of Fairfax, the gain on the sale of The Telegraph shares, gain on dilution of Fairfax interest, gain on the sale of marketable securities, foreign currency gains (losses), and interest and dividend income.

(4) The balance sheet data include The Telegraph, Canadian Newspapers and Jerusalem Post for all periods presented, the Chicago Sun-Times and Daily Southtown as at December 31, 1994 and thereafter. Long-term debt does not include intercompany indebtedness owed to Hollinger Inc.

(5) Includes intangible assets, net of accumulated amortization, which amounted to $1,671,210,000 at December 31, 1997 and $1,641,485,000 at
     December 31, 1996. Such intangible assets consist of the value of acquired subscriber and advertiser lists, noncompetition agreements, archives and goodwill. The amortization periods for intangible assets do not exceed 40 years.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         The Company's business is concentrated in the publication of newspapers in the United States, Canada, United Kingdom, and Israel. Its revenues are derived principally from advertising, paid circulation and, to a lesser extent, job printing. Approximately 29% of the Company's total operating revenues in 1997 were attributable to the United States Newspaper Group, approximately 22% were attributable to its U.K. Newspaper Group, and 49% from its Canadian Newspaper Group. The Company's United States Newspaper Group consists of the Chicago Group (comprised of the Chicago Sun-Times and suburban newspapers in the Chicago metropolitan area) and the Community Group, which includes Jerusalem Post. The Company's U.K. Newspaper Group consists of the operations of The Telegraph, its subsidiaries and two joint venture printing companies. The Canadian Newspaper Group consists of the Company's majority investment in Southam and the operation of the Canadian Newspapers.

         The Company's revenues have grown substantially since the beginning of 1986, principally through acquisitions. Over that period, the Company acquired The Telegraph, a majority interest in which was acquired by Hollinger Inc. in 1986; Jerusalem Post, which was acquired by Hollinger Inc. in 1989; Chicago Sun-Times, 61 related newspapers and Daily Southtown, which were acquired by the Company in 1994; the Canadian Newspapers, which were acquired in a number of transactions by Hollinger Inc. from 1986 through 1996, 19 daily newspapers, which were acquired by the Company from Thomson Newspapers Corporation ("Thomson") in 1995 and 1996; and 86 other paid daily community newspapers, together with related publications, net of dispositions, acquired in numerous transactions over the past eleven years, and majority control of Southam which was acquired by Hollinger Inc. and the Company during the period 1993 to the present time.

         The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. At December 31, 1997, 1996, and 1995, the Company's interest in The Telegraph was 100.0%, 100.0%, and 64.0% and in Southam was 58.6%, 50.7%, and 19.4%, respectively. Investments in less than majority-owned affiliated companies are accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated on consolidation.

SIGNIFICANT TRANSACTIONS

         On January 7, 1997 the Boards of Directors of the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of certain of its wholly owned Canadian publishing interests directly or indirectly to Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a subsidiary of the Company, including newspaper assets located mainly in Ontario, Saskatchewan, British Columbia, and UniMedia Inc., (collectively the "Canadian Newspapers") for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million), subject to working capital adjustments and currency exchange adjustments (the "Hollinger Inc. Transaction"). The purchase price was satisfied by payment of cash in the amount of $250.0 million and by the issuance of a new series of preferred stock of the Company, which was converted into (i) 829,409 shares of a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES issued by the Company in August 1996 having a face value of $90.0 million, and (ii) 3,207,245 shares of Class A Common Stock of the Company to Hollinger Inc. having a nominal agreed value of $42.0 million, subject to adjustments as described above. The mandatorily convertible preferred stock was issued for a price of $108.5 each and pays dividends of 9.5% per annum. The preferred stock and common stock was issued subsequent to receiving the requisite approval of the stockholders of the Company.

         The initial payment of $250.0 million cash and the issuance of the preferred stock in respect of the Hollinger Inc. Transaction was made on April 18, 1997. Interest on the purchase price was accrued for the period from January 1, 1997 to April 18, 1997.

         1997 OFFERINGS On March 4, 1997, Publishing filed both a Prospectus and a Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, closing on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

         The Senior Notes are unsecured and senior obligations of Publishing and rank pari-passu with all other unsecured senior indebtedness of Publishing including Publishing's bank credit facilities, mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9.25% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock.

         Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay bank indebtedness, to repay the redeemable preference shares of DTH and FDTH and for general working capital.

         In February 1996, the Company sold 16,100,000 shares of Class A Common Stock, at $9.25 per share and $250,000,000 principal amount of 9.25% Subordinated Notes due 2006. Combined net proceeds of $384.6 million were used to repay short-term and long-term bank loans, and short-term debt due to Hollinger Inc. of $20.8 million.

         In a series of transactions in August 1996, the Company sold 11,500,000 shares of Class A Common Stock at a price of $9.75 per share and 20,700,000 9-3/4% Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") at a price of $9.75 per PRIDES. The combined net proceeds of these sales of $301.1 million were used in the acquisition of the Telegraph shares, to paydown Telegraph indebtedness and to pay transaction costs.

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

         On July 31, 1996 the Company acquired all of the outstanding ordinary shares of The Telegraph which it did not already own. The purchase price for the shares was (pound)5.60 ($8.68) per share. The total consideration paid, including a special dividend paid to holders of Telegraph minority shares and the net amount payable in respect of outstanding Telegraph options, was approximately $455.7 million. On the same date, The Telegraph changed its name to the Telegraph Group Limited and canceled its listing on the London Stock Exchange.

         On May 24, 1996 the Company acquired from Power Corporation of Canada ("Power"), 16,349,743 common shares of Southam representing approximately 21.5% of Southam's then outstanding common shares, for an aggregate consideration of Cdn.$294.3 million ($214.1 million). The acquisition was financed through a short-term facility with a Canadian chartered bank. On December 11, 1996, the Company purchased an additional 8,000,300 shares of Southam representing approximately 10.4% of Southam's then outstanding common shares for an aggregate consideration of Cdn.$160.0 million ($117.4 million). The acquisition was financed through short-term bank facilities and working capital. The 1996 acquisitions increased the Company's indirect equity interest in Southam to 50.7%. During 1997, a subsidiary of the Company acquired 6,552,425 additional shares of Southam, increasing the ownership interest to 58.6%. The accounts of Southam were consolidated in the financial statements for all of 1996 and 1997. Southam has been accounted for using the equity method in the 1995 consolidated financial statements.

         On December 16, 1996, a subsidiary of the Company announced that it had agreed conditionally to sell its 24.7% interest in Fairfax in three tranches. The first tranche of the sale consisted of a 12.0% interest and was completed on December 20, 1996 for gross cash proceeds of A$254.8 million ($202.3 million). This sale resulted in a gain before income taxes of $53.5 million. The second tranche consisted of a 7.9% interest including seven million non-voting convertible debentures and was completed on January 10, 1997 for gross cash proceeds of A$192.2 million ($150.3 million). The Company sold its remaining 4.8% interest in Fairfax on March 27, 1997 for gross cash proceeds of A$112.5 million ($88.7 million). The sales pursuant to the second and third tranches gave rise to a $66.1 million pre-tax gain that is recorded in the 1997 accounts.

         On September 20, 1995, October 3, 1995 and October 16, 1995, the Company consummated three separate agreements resulting in the acquisition of a total of 16 United States daily newspapers and related publications from Thomson Newspapers for approximately $95.0 million. These acquisitions were financed through the Company's then existing credit facility and new interim bank arrangements entered into on September 28, 1995. On April 30, 1996, the Company completed a trade with Garden States Newspapers, Inc. The Company acquired the Tribune-Democrat in Johnstown, Pennsylvania in exchange for six small daily newspapers, several weekly newspapers and $31.4 million in cash. On December 16, 1996, the Company completed an exchange of newspaper assets with Thomson and Cox Newspapers Inc. through which the Company acquired the Mount Vernon Register News in Mount Vernon, Illinois, the Enid News in Enid, Oklahoma, and the Herald-Palladium in St. Joseph/Benton Harbor, Michigan and related publications in exchange for four daily newspapers in Indiana, a daily newspaper in Texas, related publications and approximately $32.4 million in cash.

SUBSEQUENT EVENTS

         On January 27, 1998, the Company completed a sale of approximately 80 community newspapers for aggregate cash consideration of approximately $310.0 million. The proceeds from the sale were used to pay off the AP-91 Notes and pay down $175.0 million of outstanding debt on the Bank Credit Facility. A pre-tax gain resulting from this transaction of approximately $206.0 million will be included in the first quarter 1998 accounts.

         The following table sets forth, for the periods indicated, certain items included in the Company's Consolidated Statements of Operations.

                                                                                     Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                  ----------------      ----------------      ----------------
                                                                                  (dollar amounts in thousands)
Operating revenues
      United States Newspaper Group                               $        633,633      $        607,372      $        559,214
      U.K. Newspaper Group                                                 492,270               451,902               405,037
      Canadian Newspaper Group                                           1,085,627             1,014,748               114,263
                                                                  ----------------      ----------------      ----------------
      Total operating revenue                                     $      2,211,530      $      2,074,022      $      1,078,514
                                                                  ================      ================      ================

Operating income (4)
      United States Newspaper Group                               $         89,461      $         63,881      $         32,125
      U.K. Newspaper Group                                                  26,657                 1,601                27,000
      Canadian Newspaper Group                                             171,604                82,485                 2,739
                                                                  ----------------      ----------------      ----------------
      Total operating income                                      $        287,722      $        147,967      $         61,864
                                                                  ================      ================      ================

EBITDA (2)
      United States Newspaper Group                               $        131,119      $        106,707      $         74,139
      U.K. Newspaper Group                                                  44,733                15,918                37,374
      Canadian Newspaper Group                                             226,440               127,777                 7,814
                                                                  ----------------      ----------------      ----------------
      Total EBITDA                                                $        402,292      $        250,402      $        119,327
                                                                  ================      ================      ================


                                                                                    PERCENTAGE RELATIONSHIPS
                                                                                     Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                  ----------------      ----------------      ----------------
Operating revenues
      United States Newspaper Group                                          28.65%                29.28%                51.85%
      U.K. Newspaper Group                                                   22.26%                21.79%                37.56%
      Canadian Newspaper Group                                               49.09%                48.93%                10.59%
                                                                  ----------------      ----------------      ----------------
      Total operating revenue                                               100.00%               100.00%               100.00%
                                                                  ================      ================      ================

Operating income
      United States Newspaper Group                                          31.10%                43.17%                51.93%
      U.K. Newspaper Group                                                    9.26%                 1.08%                43.64%
      Canadian Newspaper Group                                               59.64%                55.75%                 4.43%
                                                                  ----------------      ----------------      ----------------
      Total operating income                                                100.00%               100.00%               100.00%
                                                                  ================      ================      ================

EBITDA Margin (3)
      United States Newspaper Group                                          20.69%                17.57%                13.26%
      U.K. Newspaper Group                                                    9.09%                 3.52%                 9.23%
      Canadian Newspaper Group                                               20.86%                12.59%                 6.84%
      Total EBITDA                                                           18.19%                12.07%                11.06%

EBITDA
      United States Newspaper Group                                          32.59%                42.61%                62.13%
      U.K. Newspaper Group                                                   11.12%                 6.36%                31.32%
      Canadian Newspaper Group                                               56.29%                51.03%                 6.55%
                                                                  ----------------      ----------------      ----------------
      Total EBITDA                                                          100.00%               100.00%               100.00%
                                                                  ================      ================      ================

(Footnotes following tables)

         The following table sets forth, for the periods indicated, certain items included in the Company's Consolidated Statements of Operations.

                                                                                     Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                  ----------------      ----------------      ----------------
                                                                                  (dollar amounts in thousands)
United States Newspaper Group
      Operating revenues
           Advertising                                            $        433,516      $        403,328      $        372,597
           Circulation                                                     149,073               145,268               129,685
           Job printing and other                                           51,044                58,776                56,932
                                                                  ----------------      ----------------      ----------------
      Total operating revenues                                             633,633               607,372               559,214
                                                                  ----------------      ----------------      ----------------

      Operating costs
           Newsprint                                                        89,302               109,045               101,748
           Compensation costs                                              229,994               218,832               197,319
           Other Operating costs                                           181,364               172,788               178,008
           Direct subscription campaign costs, net and
                infrequent items                                             1,854                    --                 8,000
           Depreciation and amortization                                    41,658                42,826                42,014
                                                                  ----------------      ----------------      ----------------
      Total operating costs                                                544,172               543,491               527,089
                                                                  ----------------      ----------------      ----------------
      Operating income                                            $         89,461      $         63,881      $         32,125
                                                                  ================      ================      ================

U.K. Newspaper Group
      Operating revenues
           Advertising                                            $        335,115      $        278,156      $        262,963
           Circulation                                                     137,073               158,220               132,985
           Job printing and other                                           20,082                15,526                 9,089
                                                                  ----------------      ----------------      ----------------
      Total operating revenues                                             492,270               451,902               405,037
                                                                  ----------------      ----------------      ----------------

      Operating costs
           Newsprint                                                        89,851               101,259                87,648
           Compensation costs                                               86,887                76,892                74,216
           Other operating costs                                           248,232               225,506               205,799
           Direct subscription campaign costs, net and
                infrequent items                                            22,567                32,327                    --
           Depreciation and amortization                                    18,076                14,317                10,374
                                                                  ----------------      ----------------      ----------------
      Total operating costs                                                465,613               450,301               378,037
                                                                  ----------------      ----------------      ----------------
      Operating income                                            $         26,657      $          1,601      $         27,000
                                                                  ================      ================      ================

Canadian Newspaper Group
      Operating revenues
           Advertising                                            $        787,410      $        683,043      $         63,874
           Circulation                                                     249,301               258,634                39,054
           Job printing and other                                           48,916                73,071                11,335
                                                                  ----------------      ----------------      ----------------
      Total operating revenues                                           1,085,627             1,014,748               114,263
                                                                  ----------------      ----------------      ----------------

      Operating costs
           Newsprint                                                       132,857               136,142                14,678
           Compensation costs                                              419,272               435,949                47,539
           Other operating costs                                           306,236               305,640                44,232
           Direct subscription campaign costs, net and
                infrequent items                                               822                 9,240                    --
           Depreciation and amortization                                    54,836                45,292                 5,075
                                                                  ----------------      ----------------      ----------------
      Total operating costs                                                914,023               932,263               111,524
                                                                  ----------------      ----------------      ----------------
      Operating income                                            $        171,604      $         82,485      $          2,739
                                                                  ================      ================      ================

(Footnotes following tables)

         The following table sets forth, for the periods indicated, the percentage relationships for certain items included in the Company's Consolidated Statements of Operations.

                                                                                    PERCENTAGE RELATIONSHIPS
                                                                                     Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                  ----------------      ----------------      ----------------
United States Newspaper Group
      Operating revenues
           Advertising                                                       68.41%                66.40%                66.63%
           Circulation                                                       23.53                 23.92                 23.19
           Job printing and other                                             8.06                  9.68                 10.18
                                                                  ----------------      ----------------      ----------------
      Total operating revenues                                              100.00%               100.00%               100.00%
                                                                  ----------------      ----------------      ----------------

      Operating costs (1)
           Newsprint                                                         14.09%                17.95%                18.20%
           Compensation costs                                                36.30                 36.03                 35.29
           Other operating costs                                             28.62                 28.45                 31.83
           Direct subscription campaign costs, net and
                infrequent items                                              0.30                    --                  1.43
           Depreciation and amortization                                      6.57                  7.05                  7.51
                                                                  ----------------      ----------------      ----------------
      Total operating costs                                                  85.88                 89.48                 94.26
                                                                  ----------------      ----------------      ----------------
      Operating income (1)                                                   14.12%                10.52%                 5.74%
                                                                  ================      ================      ================

U.K. Newspaper Group
      Operating revenues
           Advertising                                                       68.07%                61.55%                64.93%
           Circulation                                                       27.85                 35.01                 32.83
           Job printing and other                                             4.08                  3.44                  2.24
                                                                  ----------------      ----------------      ----------------
      Total operating revenues                                              100.00%               100.00%               100.00%
                                                                  ----------------      ----------------      ----------------

      Operating costs (1)
           Newsprint                                                         18.25%                22.41%                21.64%
           Compensation costs                                                17.65                 17.02                 18.32
           Other operating costs                                             50.43                 49.90                 50.81
           Direct subscription campaign costs, net and
                infrequent items                                              4.58                  7.15                    --
           Depreciation and amortization                                      3.67                  3.17                  2.56
                                                                  ----------------      ----------------      ----------------
      Total operating costs                                                  94.58                 99.65                 93.33
                                                                  ----------------      ----------------      ----------------
      Operating income (1)                                                    5.42%                 0.35%                 6.67%
                                                                  ================      ================      ================

Canadian Newspaper Group
      Operating revenues
           Advertising                                                       72.53%                67.31%                55.90%
           Circulation                                                       22.96                 25.49                 34.18
           Job printing and other                                             4.51                  7.20                  9.92
                                                                  ----------------      ----------------      ----------------
      Total operating revenues                                              100.00%               100.00%               100.00%
                                                                  ----------------      ----------------      ----------------

      Operating costs (1)
           Newsprint                                                         12.24%                13.41%                12.85%
           Compensation costs                                                38.62                 42.96                 41.60
           Other operating costs                                             28.21                 30.13                 38.71
           Direct subscription campaign costs, net and
                infrequent items                                              0.07                  0.91                    --
           Depreciation and amortization                                      5.05                  4.46                  4.44
                                                                  ----------------      ----------------      ----------------
      Total operating costs                                                  84.19                 91.87                 97.60
                                                                  ----------------      ----------------      ----------------
      Operating income (1)                                                   15.81%                 8.13%                 2.40%
                                                                  ================      ================      ================


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

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

         NET EARNINGS The Company had net earnings of $104.5 million, or 93 cents per share in 1997, compared with net earnings of $42.8 million, or 41 cents per share in 1996. Earnings in 1997 and 1996 include a number of non-recurring items. For the year ended December 31, 1997, earnings from continuing operations excluding non-recurring items were $72.6 million or 56 cents per share, compared to $12.0 million or 2 cents per share in 1996. The method for computing per share numbers has been changed in 1997. On the basis that was used prior to 1997 earnings from continuing operations, excluding non-recurring items, were 63 cents per share in 1997 compared to 12 cents per share in 1996.

         OPERATING INCOME Operating income increased $139.7 million to $287.7 million in 1997 from $148.0 million in 1996. Operating income at the Canadian Newspaper Group more than doubled primarily due to strong results at Southam. The operating income of The Telegraph increased by $25.1 million to $26.7 million in 1997, from $1.6 million in 1996, principally as a result of increased advertising revenues due in part by the increased circulation from the direct subscription campaign. The United States Newspaper Group's operating income increased $25.6 million to $89.5 million from $63.9 million, due to increased advertising revenues, decreased newsprint expense, and income contributed by newspapers acquired at the Community Group.

         OPERATING REVENUES Operating revenues increased $137.5 million from $2,074.0 million in 1996 to $2,211.5 million in 1997. Due to a strong advertising market for all groups, advertising revenues increased 14.0% to $1,556.0 million. Total circulation revenues decreased $26.7 million from $562.1 million in 1996 to $535.4 million primarily due to $21.1 million lower circulation revenue at the Telegraph resulting from the direct prepaid subscription campaign and a $11.1 million decrease in total circulation revenue at Southam. 1996 circulation revenue at Southam included $46.0 million related to its information technology group which was disposed of in 1996.

         OPERATING EXPENSES Total operating costs and expenses decreased $2.3 million to $1,923.8 million in 1997 from $1,926.1 million in 1996. The decrease is primarily due to a decrease in newsprint expense offset in part by increased compensation costs, other costs and depreciation and amortization and the separate reporting of costs associated with the direct prepaid subscription campaign. Newsprint expense for the United States Newspaper Group decreased by 18.1%, the U.K. Newspaper Group decreased by 11.3%, and the Canadian Newspaper Group decreased by 2.4% from the prior year. Newsprint prices began declining in 1996, continued to decline in the early part of 1997 and started to increase through the latter part of 1997. Compensation costs increased $4.5 million from $731.7 million in 1996 to $736.2 million in 1997. Increases in compensation at the United States Newspaper Group and the U.K. Newspaper Group were offset, in part, by a decrease at Southam. Other operating expenses, excluding special charges, increased by $31.9 million from $703.9 million in 1996 to $735.8 million in 1997. Depreciation and amortization increased $12.2 million from $102.4 million in 1996 to $114.6 million in 1997. Increased depreciation and amortization resulted from the acquisitions by Southam and the Community Group and increased ownership of Southam acquired in December 1996 and July 1997 and the August 1996 buyout of the Telegraph minority.

         EQUITY IN EARNINGS OF AFFILIATES Equity in earnings of affiliates decreased to $5.8 million in 1997 from $12.1 million in 1996. The decrease is due to the sales of the interests in Fairfax at the end of 1996 and early 1997 and of a portion of the Chicago joint venture in the second quarter of 1997.

         OTHER INCOME Other income of $67.3 million in 1997 consisted mostly of the gain on sale of Fairfax interest of $66.1 million and the gain on sale of several U.S. community newspapers of $2.3 million. Other income of $58.3 million in 1996 consisted mostly of the gain on sale of Fairfax interest of $53.5 million, the gain on sale of some U.S. community newspapers of $17.9 million and the write-off of fixed assets and other investments at Southam of $13.2 million.

         INTEREST EXPENSE Interest expense increased by $29.2 million. The increase in interest expense resulted from increased borrowings that related to the purchase of the additional Southam interest in December 1996 and July 1997, the August 1996 buyout of the Telegraph minority and the acquisition of the Canadian Newspapers in 1997. These increases in borrowings were offset, in part, by the proceeds of the sale of Fairfax.

         AMORTIZATION OF DEBT ISSUE COSTS Amortization of debt issue costs represents debt issue costs on the Senior Subordinated Notes issued in February 1996 and the Senior Notes and Senior Subordinated Notes issued in February 1997 and the Publishing Credit Facility. Amortization of debt issue costs includes regular amortization of these costs and a one-time write-off of balances in the amount of $4.6 million in 1997 and $12.7 million in 1996.

         INCOME TAXES Income tax expense for 1997 was $93.7 million, compared with $51.9 million in 1996. Income tax expense for 1997 and 1996 included tax on the gain on sale of Fairfax of $22.5 million and $13.5 million, respectively.

         MINORITY INTEREST Minority interest reflects the interest of the minority holders of ordinary shares of The Telegraph in the earnings of The Telegraph its affiliated companies until the minority buyout in August 1996, the minority interest in earnings of Southam and dividends paid on redeemable preferred stock of two subsidiary companies until they were redeemed in 1997. The amount attributable to minority interests increased to $46.0 million in 1997, compared with $33.1 million in 1996, primarily as a result of the increase in earnings of Southam.

         UNITED STATES NEWSPAPER GROUP

         Operating revenues in the United States Newspaper Group were $633.6 million in 1997 (or 28.7% of total operating revenues), an increase of $26.3 million over the same period in 1996. Chicago Group operating revenues increased 2.3% primarily due to strong advertising revenues. The Community Group's revenues increased 6.8%. For newspapers in the Community Group operated throughout both years, revenues increased $2.7 million or 1.3%.

         Advertising revenues in the United States Newspaper Group were $433.5 million in 1997, an increase of $30.2 million over 1996. Advertising revenues at the Chicago Group increased 6.4% and the Community Group increased 8.9%. For newspapers in the Community Group operated throughout both years, advertising revenues increased 2.6%. Circulation revenues in the United States Newspaper Group were $149.1 million in 1997, an increase of 2.6% over 1996. Circulation revenues for the Chicago Group decreased 1.4% from 1996, while circulation revenues at the Community Group increased $4.9 million, primarily due to acquisitions. For newspapers in the Community Group operated throughout both years, circulation revenues for 1997 remained consistent with 1996. Job printing revenues decreased $7.7 million, partially due to a decrease in newsprint prices, but also affected by a loss of printing contracts at the Chicago Group.

         Total operating costs and expenses, excluding the special charge for the cost of terminated employees, were $542.3 million, a decrease of $1.2 million from 1996. A decrease in newsprint expense was offset in part by increased compensation costs and other expenses. However, as a percentage of total United States Newspaper Group revenues, operating costs and expenses, excluding the special charge, decreased to 85.6% from 89.5%. Newsprint expense decreased $19.7 million, or 18.1% to $89.3 million in 1997. Newsprint as a percentage of operating revenues also decreased to 14.1% in 1997 from 18.0% in 1996. The decrease in newsprint expense is the result of lower newsprint prices throughout 1997. Even though newsprint prices increased during the second half of 1997, the prices still remained lower that the prices that were in effect during most of 1996. Compensation costs increased $11.2 million from $218.8 million in 1996 to $230.0 million in 1997; however, as a percentage of revenues compensation costs remained relatively flat at 36.3% in 1997 and 36.0% in 1996. Increases in compensation costs were due to standard wage increases and increases in the minimum wage. Other operating costs, excluding the special charge, increased $8.6 million to $181.4 million in 1997 from $172.8 million in 1996; however, as a percentage of sales they remained fairly consistent at 28.6% in 1997 and 28.5% in 1996. Depreciation and amortization costs at $41.7 million in 1997 compared with $42.8 million in 1996 were relatively flat.

         Operating income in the United States Newspaper Group was $89.5 million in 1997, an increase of $25.6 million from 1996. The increases in operating income were primarily due to the growth in advertising revenues and the reduction of newsprint expense. As a percentage of total United States Newspaper Group revenues, operating income increased to 14.1% in 1997 from 10.5% in 1996.

         U.K. NEWSPAPER GROUP

         Operating revenues in the U.K. Newspaper Group were $492.3 million in 1997 (or 22.3% of total operating revenues), an increase of $40.4 million, or 8.9%, from 1996. When expressed in British pounds sterling, revenues increased by 3.8%. Advertising revenues for 1997 increased $57.0 million to $335.1 million, or 20.5% over 1996. When expressed in British pounds sterling, advertising revenues increased 14.9%. Circulation revenues for 1997 were $137.1 million, a decrease of $21.1 million, or 13.4% from 1996. When expressed in British pounds sterling, circulation revenues decreased by 17.6%.

         Total operating costs and expenses, excluding the special charge, at The Telegraph were $443.0 million in 1997, an increase of $25.0 million, or 6.0%, over 1996. Total operating costs and expenses, excluding the special charge, as a percentage of Telegraph revenues, were 90.0% in 1997, compared with 92.5% in 1996. As a percentage of Telegraph revenues, newsprint costs, excluding the special charge, were 18.3% in 1997 and 22.4% in 1996. Newsprint prices in the U.K. started to decline in the fourth quarter of 1996.

         Operating income, including the $22.6 million special charge, was $26.7 million in 1997. Operating income, including the $32.3 million special charge, was $1.6 million in 1996. As a percentage of revenues, operating income increased to 5.5% from 0.4%. Without the special charges for the direct subscription campaign and the cost of terminated employees, operating income would have been $49.2 million in 1997 compared to $33.9 million in 1996. The increase in operating income was primarily due to increases in advertising revenues resulting partially due to the growth in circulation from the direct subscription campaign and decreases in newsprint expense.

         During 1996 the Telegraph began a program to solicit direct prepaid subscriptions. In the past, newspaper subscribers in the U.K. dealt directly with independent news agents for the purchase of newspapers. A significant portion of our newspaper readers did not take the paper every day and this was especially true for Sunday. In the summer of 1996 the Telegraph began a direct mail campaign to solicit prepaid seven-day-a-week subscriptions. By the end of 1996, the plan had added about 100,000 new weekday and 200,000 new Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997. The Company grouped all the net costs associated with the program including an estimate in 1996 of costs that would be incurred in 1997 for subscribers that were signed up at December 31, 1996. This amounted to $32.3 million and was deducted as a separately identifiable operating expense in arriving at earnings for the year ended December 31, 1996. During the first three quarters of 1997 these net costs associated with the campaign amounted to $22.2 million net and were also grouped together and deducted separately in arriving at operating income. In the fourth quarter the net costs associated with the campaign had declined and advertising revenue had increased, sufficient that no separate charge was necessary.

         CANADIAN NEWSPAPER GROUP

         Operating revenues in the Canadian Newspaper Group were $1,085.6 million in 1997 (or 49.1% of total operating revenues), an increase of $70.9 million, or 7.0%, from 1996. Advertising revenues for 1997 increased $104.4 million to $787.4 million, or 15.3% over 1996. The majority of the increase was at Southam. Circulation revenues for 1997 were $249.3 million, a decrease of $9.3 million, or 3.6% from the 1996. The decrease was primarily due to the disposition by Southam of its information technology group which in 1996 had circulation revenue of $46.0 million.

         Total operating costs and expenses, excluding the special charge for the cost of terminated employees, were $913.2 million in 1997, a decrease of $9.8 million, or 1.1%, from 1996. Newsprint expense decreased 2.4% and compensation costs decreased 3.8%. The decrease in compensation costs is primarily due to staff reductions at Southam. Total operating costs and expenses, excluding the special charge, as a percentage of revenues were 84.1% in 1997 compared with 91.0% in 1996. Depreciation and amortization increased $9.5 million to $54.8 million. The increase is primarily due to additional amortization resulting from the purchase of additional interests in Southam in December 1996 and July 1997.

         Operating income in 1997 increased by $89.1 million or 108.0% to $171.6 million. Operating income in 1996 included a charge of $9.2 million for the cost of terminated employees. As a percentage of revenues, operating income increased to 15.8% from 8.1%. The increase in operating income was primarily due to an increase in advertising revenues and decreases in compensation and newsprint expenses.

         1996 COMPARED WITH 1995

         NET EARNINGS The Company had net earnings of $42.8 million in 1996, compared with net earnings of $6.3 million in 1995. Net earnings per share were $0.41 per share in 1996, compared with $0.09 per share in 1995. Earnings in 1996 and 1995 include several significant infrequently occurring items. The after tax, after minority interest impact of such items in 1996 was as follows: a charge of $4.8 million in respect of severance payments at Southam, the Telegraph and Fairfax; a charge of $10.0 million in respect of finance costs including $2.2 million disclosed as an extraordinary charge; a charge of $2.8 million representing the write-off of the carrying value of fixed assets and certain investments at Southam; a $1.2 million loss on dilution of the investment in Southam; a gain on sale of the Fairfax interest of $40.0 million and a $9.6 million gain on sale of assets. The after tax after minority interest impact of such items in 1995 was as follows: restructuring costs and a loss on discontinued operations at Southam totaling $10.7 million; a charge in respect of reorganization expenses of $4.8 million; a charge in respect of severance payments at the Telegraph and Fairfax of $1.6 million and a $4.7 million gain on sale of marketable securities. Excluding these items, the Company would have reported net earnings of $0.02 per share in 1996, compared with $0.27 per share in 1995.

         OPERATING INCOME Operating income increased $86.1 million to $148.0 million in 1996 from $61.9 million in 1995. Of the increase, $62.4 million relates to operating income of Southam. The operating income of The Telegraph declined by $25.4 million to $1.6 million in 1996, from $27.0 million in 1995, caused principally by the $32.3 million of costs for the direct subscription campaign. The United States Newspaper Group's operating income increased $31.8 million to $63.9 million from $32.1 million, due to decreasing newsprint prices at the Chicago Group, improved results at Community Group operations owned throughout both years and income contributed by newspapers acquired at the Community Group. The Chicago Group experienced an increase of $8.4 million to $16.7 million, from approximately $8.3 million, caused largely by a decrease in newsprint costs and overall cost controls. Operating income at the Canadian Newspapers increased $17.4 million due to acquisitions during 1996 and the latter part of 1995.

         OPERATING REVENUES Operating revenues increased $995.5 million from $1,078.5 million in 1995 to $2,074.0 million in 1996. Of the increase $803.4 million is attributable to revenues from Southam. Advertising revenues increased $665.1 million from $699.4 million to $1,364.5 million, of which $562.6 million is attributable to advertising revenues of Southam. Circulation revenues increased $244.3 million of which $186.7 million related to circulation revenues of Southam.

         OPERATING EXPENSES Total operating costs and expenses increased $909.4 million from $1,016.7 million in 1995 to $1,926.1 million in 1996. The increase in operating expenses without the inclusion of $741.1 million operating expense from Southam was $168.3 million. Newsprint expense for the United States Newspaper Group and the U.K. Newspaper Group increased by 11.0% from the prior year. Acquisitions at the Community Group added $8.0 million to newsprint expense. Even though newsprint prices began declining in 1996 the effects were not realized until the second quarter in the United States and the fourth quarter of 1996 in the United Kingdom. Compensation costs increased $412.6 million from $319.1 million in 1995 to $731.7 million in 1996. Compensation costs at Southam were $352.7 million for 1996. Other operating expenses, excluding special charges, increased by $275.9 million from $428.0 million in 1995 to $703.9 million in 1996. The increase in other operating expenses was $39.5 million excluding $236.4 million of other operating expenses at Southam. Depreciation and amortization increased $44.9 million from $57.5 million in 1995 to $102.4 million in 1996. The increase in depreciation and amortization was $4.5 million excluding depreciation and amortization at Southam.

         EQUITY IN EARNINGS OF AFFILIATES Equity in earnings of affiliates decreased $2.3 million from $14.4 million in 1995 to $12.1 million in 1996. In December 1996, the Company announced the sale in three tranches of its interest in Fairfax. The first tranche was sold in December 1996 resulting in proceeds of $202.3 million and a gain recognized of $53.5 million in 1996. The second and third tranches were accounted for in 1997. The 1996 equity earnings were $12.0 million and include Fairfax up to the date of sale and the Chicago joint venture. The results of Southam were consolidated for the year ended December 31, 1996. The 1995 results include the Company's shares of equity in earnings for Fairfax, Southam and the joint venture. Excluding Southam from the 1995 results, equity in earnings would have been $25.4 million. Equity in earnings of Fairfax decreased $13.5 million primarily due to higher deprecation and interest costs related to the new production plant in Sydney and weakness in the Australian economy.

         OTHER INCOME Other income of $58.3 million in 1996 consisted mostly of the gain on sale of Fairfax interest of $53.5 million, the gain on sale of some U.S. community newspapers of $17.9 million and the write-off of fixed assets and other investments at Southam of $13.2 million. Comparable other income in 1995 consisted mostly of the gain on sale of subsidiary shares and marketable securities of $12.0 million.

         INTEREST EXPENSE Interest expense increased by $39.7 million to $84.4 million in 1996, compared with $44.7 million in 1995. The increase in interest expense resulted from increased borrowings that related to the purchase of the additional Southam interest, the buyout of the Telegraph minority interest and acquisitions at the Community Group.

         AMORTIZATION OF DEBT ISSUE COSTS Amortization of debt issue costs represents debt issue costs on Senior Subordinated Notes issued in February 1996 and include regular amortization of these costs in 1996 and a one time write-off of balances in 1996 in the amount of $12.7 million.

         INCOME TAXES Income tax expense for 1996 was $51.9 million, compared with $20.6 million in 1995. Income tax expense for 1996 consisted of $17.1 million in United States taxes and $34.8 million in foreign taxes, compared with $2.5 million United States taxes and $18.1 million in foreign taxes for 1995. Taxes related to Southam were $13.3 million in 1996. In 1995 taxes at Southam were included in equity earnings.

         MINORITY INTERESTS Minority interest reflects the interest of the minority holders of ordinary shares of The Telegraph in the earnings of The Telegraph its affiliated companies until the minority buyout in August 1996, the minority interest in earnings of Southam for 1996 and dividends paid on redeemable preferred stock of two subsidiary companies. The amount attributable to minority interests increased to $33.1 million in 1996, as compared with $22.6 million in 1995 and $17.7 million of this was represented by minority interests in Southam.

         UNITED STATES NEWSPAPER GROUP

         Operating revenues in the United States Newspaper Group were $607.4 million in 1996 (or 29.3% of total operating revenues), an increase of $48.2 million, or 8.6%, over the same period in 1995. The Community Group's revenues increased $45.1 million, or 19.8%. For newspapers in the Community Group operated throughout both years, revenues increased $4.6 million, or 2.7%.

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

         Total operating costs and expenses, excluding the reorganization expense in 1995, were $543.5 million, an increase of $24.4 million, or 4.7%, over 1995. As a percentage of total United States Newspaper Group revenues, operating costs and expenses decreased to 89.5% from 94.3%.

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

         Operating income in the United States Newspaper Group was $63.9 million in 1996, an increase of $31.8 million from 1995. The Community Group's performance, notwithstanding newsprint cost increases, improved by 48.4% as a result of both operating improvements at operations owned in both years and acquisitions, and the Chicago Group showed an improvement of 100.5% generated largely by cost controls. As a percentage of total United States Newspaper Group revenues, operating income increased to 10.5% from 5.7%.

         U.K. NEWSPAPER GROUP

         Operating revenues in the U.K. Newspaper Group were $451.9 million in 1996 (or 21.8% of total operating revenues), an increase of $46.9 million, or 11.6%, from 1995. When expressed in British pounds sterling, revenues increased by 13.5%. Advertising revenues for 1996 increased $15.2 million to $278.2 million, or 5.8% over 1995. When expressed in British pounds sterling, advertising revenues increased 7.6%. Circulation revenues for 1996 were $158.2 million, an increase of $25.2 million, or 19.0%, from the 1995 period. When expressed in British pounds sterling, circulation revenues increased by 21.3%.

         Total operating costs and expenses, excluding the special charge, at The Telegraph were $418.0 million in 1996, an increase of $40.0 million, or 10.6%, over 1995. When expressed in British pounds sterling, total operating costs and expenses increased 10.0% over 1995. Total operating costs and expenses, excluding the special charge, as a percentage of Telegraph revenues, were 92.5% in 1996, compared with 93.3% in 1995. As a percentage of Telegraph revenues, newsprint costs, excluding the special charge, were approximately 22% in both 1996 and 1995. Newsprint prices in the U.K. started to decline in the fourth quarter of 1996.

         Operating income, including the $32.3 million special charge, at The Telegraph was $1.6 million in 1996, a decrease of $25.4 million, or 94.1%, from 1995. As a percentage of Telegraph revenues, operating income declined to 0.4% from 6.7%. When expressed in British pounds sterling, the operating income decrease was 64.7%. Without the special charge for the prepaid subscription campaign, operating income would have been $33.9 million in 1996 compared to $27.0 million in 1995. The decline in operating income due to this fourth quarter special charge was partially offset by improved advertising revenues. In addition, amortization of intangibles increased as a result of the August 1996 buyout of the minority.


         For the first time in the United Kingdom, the Telegraph solicited direct prepaid subscriptions from potential readers. In the past, newspaper subscribers have dealt directly with independent news agents for the purchase of newspapers. These agents deal in numerous publications. A significant portion of the newspaper readers did not take the paper every day and this has been especially true for Sunday. Starting in the late summer the Telegraph began a direct mail campaign to solicit prepaid seven-day-a-week subscriptions. These were offered for 12, 24, 36 and 52 week periods. By year end, the plan had added about 100,000 new weekday and 200,000 new

Sunday average sales. The average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. As a result the Company has grouped all the net costs associated with the program including an estimate of costs that would be incurred in 1997 for subscribers that were signed up at December 31, 1996. This amounted to $32.3 million and we have deducted this as a separately identifiable operating expense in arriving at earnings.

         CANADIAN NEWSPAPER GROUP

         For 1996, the Canadian Newspaper Group consists of the Company's majority interest in Southam and the Canadian Newspapers. For 1995, only the Canadian Newspapers are included as the ownership interest in Southam was recorded as equity earnings.

         Operating revenues for the Canadian Newspaper Group increased $900.5 million to $1,104.7 million in 1996, of which Southam represented $803.4 million of the increase. Advertising revenues for the Canadian Newspapers increased $56.6 million to $120.5 million in 1996 and circulation revenues increased $32.9 million to $71.9 million in 1996. An acquisition of a group of newspapers in 1996 added $53.9 million to revenues. A full year of operating results from the acquisition of another group of newspapers at the end of 1995 also contributed to the increase in revenues. For 1996 Southam's advertising revenues were $562.6 million and circulation revenues were $186.7 million.

         Total operating costs and expenses increased $79.7 million due primarily to the acquisitions described above. Operating costs and expenses, excluding costs in respect of terminated employees for Southam were $731.8 million.

Operating income for the Canadian Newspaper Group increased $79.7 million to $82.5 million in 1996. Operating income of Southam represented $62.4 million of the increase.


LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL Working capital consists of current assets less current liabilities. Current assets were $505.3 million and $523.7 million at December 31, 1997 and 1996, respectively. Current liabilities, excluding debt obligations, were $413.3 million and $680.2 million, respectively, at December 31, 1997 and 1996, of which $160.0 million related to current liabilities (excluding debt obligations) of Southam in 1996. Short-term debt was $503.4 million in 1996. There was no short-term debt outstanding at December 31, 1997. Amounts due from affiliates were $18.4 million in 1997 compared with intercompany indebtedness and other amounts due to affiliates of $273.7 in 1996. The amount at December 31, 1996 includes $260.6 million payable to Hollinger Inc. for the Canadian Newspapers plus a working capital adjustment. The Company's consolidated working capital at December 31, 1997 was $56.4 million compared to a deficit of $695.8 million in 1996.

         EBITDA EBITDA, which represents the Company's earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and certain other income items was $402.3 million in 1997, $250.4 million in 1996 and $119.3 million in 1995, respectively. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt

         CASH FLOW Cash flows on a consolidated basis from operating activities (calculated in accordance with United States generally accepted accounting principles) were $242.8 million, $198.4 million, and $21.2 million in 1997, 1996, and 1995, respectively. Excluding changes in working capital (other than cash), cash from operating activities was $265.1 million, $146.0 million, and $71.3 million for 1997 1996, and 1995, respectively Working capital changes required cash of $22.3 million and $50.1 million in 1997 and 1995, respectively and provided cash of $52.4 million in 1996. Changes reflect normal variations from year to year in inventory, accounts receivable, short-term liabilities and other working capital items.

         Cash flows provided by investing activities were $8.5 million in 1997 principally reflecting proceeds from the disposal of Fairfax offset by capital expenditures and acquisitions at the Community Group and Southam and the purchase of the additional interest in Southam. Cash flows used in investing activities were $895.3 million in 1996 and $217.4 million in 1995, principally reflecting the acquisitions of the Telegraph minority, the additional interest in Southam and acquisitions at the Community Group in 1996, the acquisition of 16 paid daily community newspapers and the purchase of additional Telegraph shares in 1995, offset by the proceeds from the sale of the Fairfax in 1996 and the sale of other marketable securities in 1995. Cash flows used in financing activities were $276.9 million reflecting changes in borrowings offset by the redemption of preference shares at DTH and FDTH, payment of dividends and payments made to Hollinger for the Canadian Newspapers. Cash flows provided by financing activities were $814.7 million in 1996 and $103.7 million in 1995, reflecting changes in borrowings and proceeds from the sale of Class A Common Stock and PRIDES offset by dividend payments.

         CAPITAL EXPENDITURES AND ACQUISITION FINANCING In the past three years the United States Newspaper Group, the U.K. Newspaper Group, and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, advances from Hollinger Inc. and proceeds from one debt offering, two equity offerings and one PRIDES offering in 1996 and two debt offerings in 1997.

         UNITED STATES NEWSPAPER GROUP

         Capital expenditures at the United States Newspaper Group amounted to $28.4 million, $17.2 million, and $16.3 million in 1997 1996, and 1995, respectively, primarily for purchases of computerized pre-press and other production equipment and improvements to its properties in the United States and Israel. The Company plans to commence construction of a new printing facility in Chicago during 1998 at an estimated cost of approximately $100.0 million, to be operational in 1999.

         The Company acquired newspapers and other publications in the United States in 1997, 1996, and 1995, for aggregate cash consideration of $180.9 million funded primarily through bank borrowings. Such amount does not include notes payable to former owners and amounts due under noncompetition agreements with former owners. In 1997, the Community Group purchased four paid daily newspapers, four paid non-daily newspapers and six free distribution newspapers for $22.1 million. In addition, the Community Group acquired two paid daily newspapers and one paid non-daily newspaper in exchange for one daily newspaper, three non-daily newspapers and one free distribution newspaper. In 1996, the Community Group acquired seven paid daily, 12 paid non-daily and sixteen free non-daily newspapers. In 1996, the Community Group disposed of 15 paid daily newspapers and 18 free non-daily newspapers for $63.8 million. In 1995, the Community Group acquired 16 paid daily newspapers, three paid non-dailies and 20 free non-daily publications in nine states at an aggregate cash cost of approximately $95.0 million.

         The Company's acquisition of Hollinger Inc.'s indirect interest in The Telegraph, Fairfax, and Southam occurred in October 1995 and involved the issuance to Hollinger Inc. of 33,610,754 shares of Class A Common Stock and 739,500 shares of Series A Preferred Stock (changed to Series D Preferred Stock in 1997). The acquisition of an additional 5.1% interest in The Telegraph at a cash cost of $49.6 million was accomplished through the exercise of the Telegraph Option in October 1995. The acquisition of the Telegraph minority occurred in August 1996 and acquisitions of additional interests in Southam occurred in May and December of 1996 and July of 1997. The Company acquired Canadian Newspapers from Hollinger Inc, in April 1997.

         U.K. NEWSPAPER GROUP

         Capital expenditures at The Telegraph were $5.6 million, $4.6 million, and $5.4 million, in 1997, 1996, , and 1995, respectively. Not included in the capital expenditures of The Telegraph are capital expenditures of the two joint venture printing companies, which aggregated $61.1 million in the three years ended December 31, 1997. The capital expenditures and depreciation charges of the joint venture printing companies are not consolidated in the accounts of The Telegraph, but are reflected through the normal equity accounting procedures applied to affiliated companies.

         CANADIAN NEWSPAPER GROUP

         Capital expenditures at the Canadian Newspaper Group were $84.3 million, $102.8 million and $5.7 million in 1997, 1996 and 1995, respectively. The capital expenditure amount includes $79.3 million and $98.0 million in 1997 and 1996, respectively for Southam, which primarily relate to the construction of a new press facility in Vancouver, which was put into service in 1997.

         DEBT OBLIGATIONS The Company, Publishing and its principal subsidiaries are parties to various debt agreements that have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At December 31, 1997, the indebtedness of the Company was $1,428.4 million.

         1997 OFFERINGS On March 4, 1997, Publishing filed both a Prospectus and a Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, closing on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

         The Senior Notes are unsecured and senior obligations of Publishing and rank pari-passu with all other senior unsecured indebtedness of Publishing including Publishing's bank credit facilities, mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9.25% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock. The Company is in compliance with its covenants.

         Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay the Amended Publishing Credit Facility, the FDTH Credit Facility and the Southam Credit Facility, to repay the redeemable preference shares of DTH and FDTH and for general working capital.

         SENIOR SECURED NOTES American Publishing (1991) Inc. ("AP-91"), a wholly owned subsidiary of Publishing, issued $150 million in senior secured notes (collectively, the "AP-91 Senior Notes") which are held by 19 insurance companies of which $105 million were outstanding at December 31, 1997. The AP-91 Senior Notes were issued in five series due on September 1, 1998, September 1, 1999, and September 1, 2000, in the principal amounts of $30 million, $20 million and $55 million, respectively, and bearing interest at rates ranging from 10.44% to 10.53%. The Notes were repaid together with a makewhole premium of $8.4 million in January 1998 in conjunction with the 1998 sale of the Community Group newspapers as previously discussed.

         SENIOR SUBORDINATED NOTES Publishing sold $250 million aggregate principal amount of Notes on February 7, 1996. The Notes mature on February 1, 2006, and are unsecured senior subordinated obligations of Publishing. Each Note bears interest at the rate of 9.25% per annum payable semiannually on February 1 and August 1 of each year, commencing on August 1, 1996. The Notes may be redeemed at any time on or after February 1, 2001, at the option of Publishing, in whole or in part, at a price of 104.625% of the principal amount thereof, declining ratably to par on or after February 1, 2004, together with accrued and unpaid interest to the redemption date. Payment of the principal, premium,, and interest on the Notes is guaranteed by the Company on a senior subordinated basis (the "Guarantee"). The Notes and the Guarantee are expressly subordinated to all senior indebtedness of Publishing and the Company, including all indebtedness and other obligations under the Publishing Credit Facility and the Company's guarantee thereof.

         The indenture relating to the Notes (the "Indenture") contains covenants that, among other things, limit the ability of Publishing and the Restricted Subsidiaries (defined to include the United States subsidiaries of Publishing, the Telegraph, the Canadian Newspapers and Jerusalem Post) to, incur indebtedness, pay dividends or make other distributions on its capital stock, subject in each case to certain exceptions. The Company and the Restricted subsidiaries are in compliance with the covenants.

         CONSENT SOLICITATION On February 19, 1997, Publishing completed a solicitation of consents from the holders of the 9.25% Notes with respect to certain amendments (the "Amendments") to the Indenture governing the 9.25% Notes dated as of February 1, 1996 between Publishing and Fleet National Bank, as trustee (the "Trustee"). The primary purpose of the Amendments was to facilitate the inclusion of certain international subsidiaries of the Company as Restricted Subsidiaries of Publishing and to enhance its corporate and financing flexibility.

         PUBLISHING CREDIT FACILITY In May 1996, Publishing entered into an amended and restated credit agreement (the "Amended Publishing Credit Facility") with a lender, which consisted of a secured non-amortizing revolving credit facility. The facility was for a maximum amount of $160 million and matured on April 7, 1997. At December 31, 1996 $157.0 million was outstanding under this facility. The facility was used to finance the acquisition of the Telegraph minority shares and was repaid with the proceeds of the 1997 issue of Senior Notes and Senior Subordinated Notes.

         On April 7, 1997, Publishing, HCPH, The Telegraph and a group of financial institutions entered into a new long-term bank credit facility (the "Bank Credit Facility"). This facility replaced the Amended Publishing Credit Facility. The purchase price of the Canadian Newspapers was financed in part through a $175 million borrowing by HCPH under the Bank Credit Facility. The Bank Credit Facility originally provided up to $900 million in total credit availability under four tranches. In July 1997, the Company reduced its total available commitments to $515 million. The Bank Credit Facility matures on March 15, 2004 with required reductions in availability equal to 6.25% of the commitment per calendar quarter commencing on June 30, 2000.

         Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. The obligations of each borrower under the Bank Credit Facility are guaranteed by the Company and by each U.S. subsidiary. The obligations of HCPH are guaranteed in whole or in part by each of its wholly owned Canadian subsidiaries and by The Telegraph and its subsidiaries. The obligations of The Telegraph are guaranteed in whole or in part by each United Kingdom ("U.K.") subsidiary and by HCPH and each of its Canadian subsidiaries.

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

         The Bank Credit Facility contains both affirmative and negative covenants, and various financial covenants. The Company was in compliance with all covenants at December 31, 1997.

         FDTH CREDIT FACILITY In May 1996, FDTH entered into a credit agreement (the "FDTH Credit Facility") with certain lenders, which consisted of a secured non-amortizing revolving credit facility. The Facility was for a maximum of (pound)250 million ($428.1 million) and matured on April 7, 1997. At December 31, 1996 $191.3 million was outstanding under this facility. The facility was used to finance the acquisition of the Telegraph minority shares and pay outstanding indebtedness of the Telegraph. The FDTH Credit Facility was repaid as to approximately (pound)30 million ($51.4 million) with the proceeds of the first two tranches of the sale of its stake in Fairfax and remaining balance repaid with the proceeds of the Senior Notes and Senior Subordinated Notes.

         SOUTHAM FACILITY In May 1996, the Company, through a subsidiary, entered into a short-term facility with a Canadian chartered bank in the amount of Cdn$300 million (the "Southam Facility"). The maturity date on the loan was March 31, 1997 or earlier upon the occurrence of certain events. The Company borrowed $218.8 million (Cdn$298.8 million) under the facility and the proceeds of the facility were used in 1996 to acquire the additional 21.5% interest in Southam. The Company repaid the Southam Facility with the proceeds of the Senior Notes and the Senior Subordinated Notes.

         REDEEMABLE PREFERRED STOCK The Company's interest in The Telegraph is held through intermediate English holding companies, DTH and FDTH, whose only significant long-term assets are their direct or indirect interests in The Telegraph.

         On December 29, 1995, DTH transferred all outstanding FDTH Preference shares which it then held (with an aggregate redemption amount of Cdn$140 million ($102.6 million )) to Argsub Limited (Argsub), in exchange for newly issued preference shares (with an aggregate redemption amount of Cdn$140 million ($102.6 million )) of Argsub. Argsub was a wholly owned English subsidiary of Argus Corporation Limited. Argus Corporation Limited is a Canadian corporation, all the voting stock of which is indirectly owned or controlled by the principal shareholder of Hollinger Inc. On September 30, 1996, FDTH issued 600 Fourth Preference Shares Series 1996 (with an aggregate redemption amount of $300 million) to Argsub in exchange for 600 newly issued Second Preference Shares, Series 1996 of Argsub (with an aggregate redemption amount of $300 million). Both series of Argsub shares have terms substantially identical to those of the FDTH shares for which they were exchanged. At December 31, 1996 DTH and FDTH had outstanding preference shares held by persons other than the Company and its affiliates with an aggregate redemption amount of $526.4 million. In June 1997 DTH purchased 100% of the common shares of Argsub Limited ("Argsub") from Argus Corporation Limited. Argsub is the holder of $401.2 million preference shares of FDTH. In addition, in May and June 1997 DTH paid approximately $123.3 million in respect of the redemption of their redeemable preferred stock.

         In addition, the Company issued to Hollinger Inc. in connection with the 1995 Reorganization in which the Company acquired Hollinger Inc.'s interest in The Telegraph and Southam, 739,500 shares of Series A Preferred Stock. The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock as part of the Hollinger Inc. transaction. The shares of Series D Preferred Stock are redeemable in whole or in part, at any time and from time to time, subject to restrictions in the Company's credit facilities, by the Company or by a holder of such shares. The redemption price of the Series D Preferred Stock was $75.9. million at December 31, 1997.

         HCPH SPECIAL SHARES HCPH issued 6,552,425 Cdn.$10 Non-Voting Special Shares in July 1997 for a total issue price of Cdn.$65.5 million.

         On July 18, 1997 HCPH, the Company and Montreal Trust Company of Canada as trustee, entered into an Exchange Indenture providing for the exchange of the HCPH special shares at the option of the holder ("Optional Exchange") at any time after December 23, 1997 but prior to June 26, 2000, into Class A Common Stock of the Company based on an exchange ratio set out in the Exchange Indenture. Each HCPH special share will be automatically exchanged ("Mandatory Exchange") on June 26, 2000 into a number of Class A Common Shares of the Company equal to a) US$8.88 divided by b) 95% of the current market price of the Class A Common Stock. Upon either an Optional Exchange or a Mandatory Exchange, the Company will have the option in lieu of delivering all or any of the Class A Common Stock issuable on exchange, to make a cash payment.

         INFLATION During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom, Australia and Canada. However, operations of Jerusalem Post, in local currency terms, have been affected by inflation amounting to 7.0%,10.0%, and 8.1%, annually in 1997, 1996, and 1995, respectively, which to a certain extent have been offset by the devaluation of the NIS in relation to the United States dollar in each of these years by 8.8%, 3.7%, and 3.9 %, respectively.

         NEWSPRINT Newsprint prices continued to fluctuate throughout 1997 and on a consolidated basis amounted to $312.0 million ($345.3 million in 1996 and $204.1 million in 1995). Management believes that while newsprint prices could continue to show wide price variations in the future, they will be more stable than they were through 1996. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated the cost increases by adjusting pagination and page sizes and printing and distributing practices. For the Company and subsidiaries at the end of 1997, total newsprint usage was about 580,000 tons per annum. At those levels of usage and based on properties and ownership levels at December 31, 1997, a change in the price of newsprint of $50 per ton would increase or decrease net income by about $15.6 million.

         YEAR 2000 The Company is currently analyzing its internally developed and purchased software that utilize embedded date codes. Such embedded date codes may experience operational problems with respect to dates on or after January 1, 2000, the so-called Year 2000 problem. A corporate wide task force is in place, with all major business segments involved. The Company has already made some modifications and during 1998 and 1999 plans to make further necessary modifications to the identified software and to test systems. The Company is also communicating with suppliers and others with which we do business to coordinate Year 2000 conversion. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational difficulties for the Company. It is not anticipated that modifying or replacing software will have a material effect in any one year on the Company's financial statements or results of operations taken as a whole.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears beginning at page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

      (1)  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES.

           The consolidated financial statements filed as part of this report appear beginning at page F-1.

      (2)  EXHIBITS.


                                                            PRIOR FILING OR
EXHIBIT NO.  DESCRIPTION OF EXHIBIT                     SEQUENTIAL PAGE NUMBER
-----------  ----------------------                    -------------------------
        2.1  UniMedia Class A Stock Purchase           Incorporated by
             Agreement dated as of April 18, 1997      reference to Exhibit
             among Hollinger Inc., UniMedia Holding    2.01 to Current Report
             Company and Hollinger International       on Form 8-K dated April
             Inc.                                      18, 1997.

        2.2  UniMedia Class B Stock Purchase           Incorporated by
             Agreement dated as of April 18, 1997      reference to Exhibit
             among Hollinger Inc., UniMedia Holding    2.02 to Current Report
             Company and Hollinger International       on Form 8-K dated April
             Inc.                                      18, 1997.

        2.3  Sterling Purchase Agreement dated as of   Incorporated by
             April 18, 1997 among Hollinger Inc. and   reference to Exhibit
             Hollinger Canadian Publishing Holdings    2.03 to Current Report
             Inc.                                      on Form 8-K dated April
                                                       18, 1997.

        2.4  Purchase Agreement relating to the        Incorporated by
             Senior Notes, dated March 12, 1997        reference to Exhibit
                                                       1.01 to Current Report
                                                       on Form 8-K dated March
                                                       18, 1997.

        2.5  Purchase Agreement relating to the        Incorporated by
             Senior Subordinated Notes, dated March    reference to Exhibit
             12, 1997                                  1.02 to Current Report
                                                       on Form 8-K dated March
                                                       18, 1997.

        3.1  Restated Certificate of Incorporation     Incorporated by
                                                       reference to Exhibit 3.1
                                                       to Current Report on
                                                       Form 8-K dated October
                                                       13, 1995

        3.2  Bylaws, as amended and restated.          Incorporated by
                                                       reference to Exhibit 3.2
                                                       to Registration
                                                       Statement on Form S-1
                                                       (No. 33-74980)

        3.3  Certificate of Designations for Series    Incorporated by
             B Convertible Preferred Stock             reference to Exhibit
                                                       3.01 to Current Report
                                                       on Form 8-K dated August
                                                       7, 1996.

        3.4  Certificate of Designations for Series    Incorporated by
             C Convertible Preferred Stock             reference to Exhibit
                                                       1.1.3.2 to Current Report
                                                       on Form 8-K dated May 5,
                                                       1997.

                                                              PRIOR FILING OR
EXHIBIT NO.  DESCRIPTION OF EXHIBIT                        SEQUENTIAL PAGE NUMBER
-----------  ----------------------                        ----------------------
        4.1  Second Amended Bank Credit Facility dated     Pursuant to S-K
             April 7, 1997 among Hollinger International   601(b)(4)(iii), the
             Publishing Inc., Telegraph Group Limited,     Registrant has not
             Hollinger Canadian Publishing Holdings        filed a copy of this
             Inc., various financial institutions, The     exhibit but will
             Toronto Dominion Bank, as Issuing Bank, the   furnish a copy upon
             Bank of Nova Scotia, as Syndication Agent,    the Commission's
             Canadian Imperial Bank of Commerce, as        request.
             Documentation Agent, and Toronto Dominion
             (Texas), Inc., as Administrative Agent.

        4.2  Senior Indenture, dated as of March 18, 1997  Incorporated by reference to Exhibit
                                                           4.01 to Current
                                                           Report on Form 8-K
                                                           dated March 18, 1997

        4.3  Senior Subordinated Indenture, dated as of    Incorporated by
             March 18, 1997                                reference to Exhibit
                                                           4.03 to Current
                                                           Report on Form 8-K
                                                           dated March 18, 1997

        4.4  Exchange Indenture, dated July 17, 1997       Incorporated by
             among Hollinger Canadian Publishing           reference to Exhibit
             Holdings Inc., Hollinger International        4.01 to Registration
             Inc. and Montreal Trust Company of Canada     Statement on Form S-3
                                                           (333-35619)

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

       10.2  Credit Agreement, dated February 7, 1996,     Incorporated by
             by and among Hollinger International Inc.,    reference to Exhibit
             Various Financial Institutions, The Toronto   10.3 to Current
             Dominion Bank, as Issuing Bank,               Report on Form 8-K
             Toronto-Dominion (Texas), Inc., as            Dated February 7,
             Administrative Agent and The First National   1996
             Bank of Chicago as Documentation Agent.

       10.3  Indenture dated as of February 7, 1996        Incorporated by
             among Hollinger International Publishing      reference to Exhibit
             Inc., Hollinger International Inc. and        10.4 to Current
             Fleet National Bank of Connecticut as         Report on Form 8-K
             Trustee.                                      Dated February 7,
                                                           1996

       10.4  Services Agreement between the Company and    Incorporated by
             Hollinger Inc., as Amended and Restated as    reference to Exhibit
             of February 7, 1996.                          10.4 to Report on
                                                           Form 10-K for the
                                                           year ended December
                                                           31, 1995

       10.5  Business Opportunities Agreement between      Incorporated by
             the Company and Hollinger Inc., as Amended    reference to Exhibit
             and Restated as of February 7, 1996.          10.5 to Report on
                                                           Form 10-K for the
                                                           year ended December
                                                           31, 1995

       10.6  Employment and Noncompetition Letter          Incorporated by
             Agreements with executive officers.           reference to Exhibit
                                                           10.9 to Registration
                                                           Statement on Form S-1
                                                           (No. 33-74980)

                                                                     PRIOR FILING OR
EXHIBIT NO.  DESCRIPTION OF EXHIBIT                               SEQUENTIAL PAGE NUMBER
-----------  ----------------------                               ----------------------
       10.7  American Publishing Company 1994 Stock Option Plan.  Incorporated by
                                                                  reference to Exhibit
                                                                  10.10 to Registration
                                                                  Statement on Form S-1
                                                                  (No. 33-74980)

       10.8  American Publishing Management Services, Inc.        Incorporated by
             Executive Benefit Plan.                              reference to Exhibit
                                                                  10.11 to Registration
                                                                  Statement on Form S-1
                                                                  (No. 33-74980)

       10.9  Share Exchange Agreement dated as of July 19, 1995   Incorporated by
             between Hollinger Inc. and American Publishing       reference to Exhibit
             Company.                                             2.1 to Current Report
                                                                  on Form 8-K Dated
                                                                  July 18, 1995

      10.10  DTH/FDTH Preference Share Agreement dated as of      Incorporated by
             October 13, 1995 between Hollinger Inc. and          reference to Exhibit
             Hollinger International Inc.                         2.1 to Current Report
                                                                  on Form 8-K Dated
                                                                  July 18, 1995

      10.11  HTH/FDTH Share Exchange Agreement dated as of July   Incorporated by
             19, 1995 between Hollinger Inc. and First DT         reference to Exhibit
             Holdings Limited.                                    2.1 to Current Report
                                                                  on Form 8-K Dated
                                                                  July 18, 1995

      10.12  Deposit Agreement dated August 1, 1996               Incorporated by
                                                                  reference to Exhibit
                                                                  10.01 to Current
                                                                  Report on Form 8-K
                                                                  dated August 7, 1996

      10.13  Exchange Agreement dated as of April 18, 1997        Incorporated by
             among Hollinger International Inc., Hollinger Inc.   reference to Exhibit
             and UniMedia Holding Company.                        10.1 to Current
                                                                  Report on Form 8-K
                                                                  dated April 18, 1997.

      10.14  Amendment, dated as of March 18, 1997, to the        Incorporated by
             Share Exchange Agreement                             reference to Exhibit
                                                                  10.1 to Current
                                                                  Report on Form 8-K
                                                                  dated March 18, 1997.

      10.15  Amendment, dated as of March 18, 1997, to the        Incorporated by
             HTH/FDTH Share Exchange Agreement                    reference to Exhibit
                                                                  10.2 to Current
                                                                  Report on Form 8-K
                                                                  dated March 18, 1997.

      10.16  1997 Stock Incentive Plan                            Incorporated by
                                                                  reference to Proxy
                                                                  Statement of Schedule
                                                                  14A dated March 28, 1997


                                                                          PRIOR FILING OR
EXHIBIT NO.  DESCRIPTION OF EXHIBIT                                    SEQUENTIAL PAGE NUMBER
-----------  ----------------------                                    ----------------------
       21.1  Significant Subsidiaries of Hollinger International Inc.  Incorporated by
                                                                       reference to Exhibit
                                                                       21.1 to Report on
                                                                       Form 10-K for the
                                                                       year ended December
                                                                       31, 1995
       23.1  Consent of KPMG Peat Marwick LLP.
       27.1  Financial Data Schedule
       27.2  Financial Data Schedule for years ended
             December 31, 1996 and 1995

      (b)  Reports on Form 8-K.

                 The Company filed a report on Form 8-K under Items 5 to report an event dated November 26, 1997.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 1998


                                    HOLLINGER INTERNATIONAL INC.
                                    (Registrant)




                                    By: /s/ Conrad M. Black
                                       ---------------------
                                       Conrad M. Black, Chairman
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



SIGNATURE                TITLE                                    DATE
---------                -----                                    ----
/s/ Conrad M. Black      Chairman, Chief Executive Officer and
-------------------
Conrad M. Black          Director (Principal Executive Officer)   March 26, 1998
                         Executive Vice President and Chief
/s/ J. A. Boultbee       Financial Officer
-------------------
J. A. Boultbee           (Principal Financial Officer)            March 26, 1998

/s/ Fredrick A. Creasey  Group Corporate Controller
-------------------
Frederick A. Creasey     (Principal Accounting Officer)           March 26, 1998

/s/ F. David  Radler     President, Chief Operating Officer and
-------------------
F. David Radler          Director                                 March 26, 1998

/s/ Barbara Amiel Black
-------------------
Barbara Amiel Black      Vice President - Editorial and Director  March 26, 1998

/s/ Dwayne O. Andreas
-------------------
Dwayne O. Andreas        Director                                 March 26, 1998

SIGNATURE                          TITLE               DATE
---------                          -----               ----
/s/ Richard R. Burt
-----------------------
Richard R. Burt                    Director            March 26, 1998

/s/ Raymond G. Chambers
-----------------------
Raymond G. Chambers                Director            March 26, 1998

/s/ Daniel W. Colson
-----------------------
Daniel W. Colson                   Director            March 26, 1998

/s/ Henry A. Kissinger
-----------------------
Henry A. Kissinger                 Director            March 26, 1998

/s/ Marie-Josee Kravis
-----------------------
Marie-Josee Kravis                 Director            March 26, 1998


-----------------------
Shmuel Meitar                      Director            March   , 1998

/s/ Richard N. Perle
-----------------------
Richard N. Perle                   Director            March 26, 1998


-----------------------
Robert S. Strauss                  Director            March   , 1998

/s/ A. Alfred Taubman
-----------------------
A. Alfred Taubman                  Director            March 26, 1998


-----------------------
James R. Thompson                  Director            March   , 1998


-----------------------
Lord Weidenfeld                    Director            March   , 1998

/s/ Leslie H. Wexner
-----------------------
Leslie H. Wexner                   Director            March 26, 1998

                          INDEPENDENT AUDITORS' REPORT


To Board of Directors
Hollinger International Inc.:


We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

February 23, 1998

Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1997 and 1996


--------------------------------------------------------------------------------------------------------------------------------

                       ASSETS                                                                       1997               1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in thousands)
Current assets:
     Cash and cash equivalents                                                                 $      107,384     $      148,550
     Accounts receivable, net of allowance for doubtful accounts
        of $24,966 in 1997 and $17,667 in 1996                                                        315,894            321,586
     Due from affiliates                                                                               18,411                 --
     Inventories                                                                                       32,454             30,056
     Prepaid expenses and other current assets                                                         31,110             23,494
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  505,253            523,686

Investments in affiliates, at equity (note 3)                                                          50,011            198,496
Other investments, at cost (note 4)                                                                    75,720            487,547
Property, plant and equipment, net of accumulated depreciation (note 5)                               615,579            561,731
Intangible assets, net of accumulated amortization of $257,702 in 1997
     and $210,102 in 1996                                                                           1,671,210          1,641,485
Deferred financing costs and other assets                                                             106,148             12,599
--------------------------------------------------------------------------------------------------------------------------------

                                                                                               $    3,023,921     $    3,425,544
--------------------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1997 and 1996


--------------------------------------------------------------------------------------------------------------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1997               1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in thousands)
Current liabilities:
     Current installments of long-term debt (note 7)                                           $       35,560     $       35,920
     Bank loans (note 6)                                                                                   --            503,364
     Accounts payable                                                                                 101,925            114,545
     Accrued expenses                                                                                 195,109            173,832
     Income taxes payable                                                                              30,407             38,896
     Deferred revenue                                                                                  85,887             79,182
     Due to affiliates                                                                                     --            273,707
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                             448,888          1,219,446
Long-term debt, less current installments (note 7)                                                  1,392,855            675,428
Deferred income taxes (note 9)                                                                        132,137             70,121
Accrued employee benefits (note 11)                                                                    57,269              4,290
Other liabilities                                                                                      26,245             54,411
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   2,057,394          2,023,696
--------------------------------------------------------------------------------------------------------------------------------
Minority interest (note 12)                                                                           203,034            109,943
--------------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock (note 13)                                                                   75,891            605,579
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (note 14):
Convertible preferred stock                                                                           195,104            195,104
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; issued and outstanding 72,852,799 and 72,772,799 shares in
1997 and 1996, respectively                                                                               726                726
Class B common stock, $0.01 par value. Authorized 50,000,000
shares; issued and outstanding 14,990,000 shares in 1997 and 1996                                         150                150
Additional paid-in capital                                                                            358,871            336,609
Cumulative foreign currency translation adjustment                                                    (27,978)            22,995
Retained earnings                                                                                     175,802            130,742
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      702,675            686,326

Class A common stock in treasury, at cost - 1,295,900 shares in 1997                                  (15,073)                --
--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            687,602            686,326
Commitments and contingencies (note 19)
                                                                                               $    3,023,921     $    3,425,544
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 1997, 1996 and 1995


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands, except per share data)
Operating revenues:
     Advertising                                                                   $  1,556,041      $  1,364,527      $    699,434
     Circulation                                                                        535,447           562,122           301,724
     Job printing                                                                        80,024            80,132            58,750
     Other                                                                               40,018            67,241            18,606
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                              2,211,530         2,074,022         1,078,514
-----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
     Newsprint                                                                          312,010           346,446           204,074
     Compensation costs                                                                 736,153           731,673           319,074
     Other operating costs                                                              735,832           703,934           428,039
     Direct subscription campaign costs, net and infrequent items
           (note 16)                                                                     25,243            41,567             8,000
     Depreciation and amortization                                                      114,570           102,435            57,463
-----------------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                                    1,923,808         1,926,055         1,016,650
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                        287,722           147,967            61,864
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest expense                                                                  (113,558)          (84,356)          (44,727)
     Amortization of debt issue costs                                                   (13,466)          (16,640)             (168)
     Equity in earnings of affiliates (note 3)                                            5,807            12,050            14,356
     Interest and dividend income                                                         9,924            12,460             4,590
     Foreign currency gains (losses), net                                                   459               198            (1,089)
     Other income, net (note 17)                                                         67,261            58,259            14,698
-----------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                            (43,573)          (18,029)          (12,340)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, minority interest and
extraordinary item                                                                      244,149           129,938            49,524
Income taxes (note 9)                                                                    93,655            51,865            20,564
-----------------------------------------------------------------------------------------------------------------------------------
Earnings before minority interest and extraordinary item                                150,494            78,073            28,960
Minority interest (note 12)                                                              45,973            33,138            22,637
-----------------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                                      104,521            44,935             6,323
Extraordinary loss on debt extinguishments (note 14)                                         --            (2,150)               --
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $    104,521      $     42,785      $      6,323
-----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share before extraordinary item                                 $       0.93      $       0.43      $       0.09
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share before extraordinary items                              $       0.87      $       0.42      $       0.09
-----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                           $       0.93      $       0.41      $       0.09
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                         $       0.87      $       0.39      $       0.09
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 1997, 1996 and 1995


                                                                                   Unrealized
                                Convertible   Common     Additional   Cumulative    gain on
                                 Preferred     stock      paid-in    translation   marketable   Retained     Treasury
                                   Stock    Class A & B   capital     adjustment   securities   earnings       stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
Balance at December 31, 1994     $      --   $     600   $ (42,116)   $  (2,568)   $   7,825    $ 127,402    $      --    $  91,143

Jerusalem Post adjustment               --          --        (288)          --           --           --           --         (288)
Translation adjustments                 --          --          --       (2,782)          --           --           --       (2,782)
Unrealized holding gain                 --          --          --           --       (7,825)          --           --       (7,825)
Cash dividends - Class A and
    Class B, $0.10 per share            --          --          --           --           --       (3,175)          --       (3,175)
Dividends on redeemable
    preferred stock                     --          --          --           --           --         (271)          --         (271)
Contribution by Hollinger Inc.          --          --      76,941           --           --          (93)          --       76,848
Net earnings                            --          --          --           --           --        6,323           --        6,323
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995            --         600      34,537       (5,350)          --      130,186           --      159,973

Issuance of 20,700,000
    Convertible Preferred Shares   195,104          --          --           --           --           --           --      195,104
Issuance of 27,600,000
    Class A Common Shares               --         276     245,537           --           --           --           --      245,813
Cash dividends - Class A and
    Class B, $0.40 per share            --          --          --           --           --      (31,522)          --      (31,522)
Dividends on redeemable
    preferred stock                     --          --          --           --           --       (1,087)          --       (1,087)
Dividends on convertible
    preferred stock                     --          --          --           --           --       (9,620)          --       (9,620)
Contribution by Hollinger Inc.          --          --      56,535           --           --           --           --       56,535
Translation adjustments                 --          --          --       28,345           --           --           --       28,345
Net earnings                            --          --          --           --           --       42,785           --       42,785
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996       195,104         876     336,609       22,995           --      130,742           --      686,326

Shares issued for acquisition           --          --       1,000           --           --           --           --        1,000
Cash dividends - Class A and
    Class B, $0.40 per share            --          --          --           --           --      (34,150)          --      (34,150)
Dividends on redeemable
    preferred stock                     --          --          --           --           --       (1,060)          --       (1,060)
Dividends on convertible
    preferred stock                     --          --          --                        --      (22,408)          --      (22,408)
Contribution by Hollinger Inc.          --          --      17,986           --           --       (1,843)          --       16,143
Translation adjustments                 --          --       3,276      (50,973)          --           --           --      (47,697)
Net earnings                            --          --          --           --           --      104,521           --      104,521
Common shares repurchased               --          --          --           --           --           --      (15,073)     (15,073)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997     $ 195,104   $     876   $ 358,871    $ (27,978)   $      --    $ 175,802    $ (15,073)   $ 687,602
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1997, 1996 and 1995


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Cash flows from operating activities:
     Net earnings                                                                  $    104,521      $     42,785      $      6,323
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                                114,570           102,435            57,463
           Deferred income taxes                                                         62,016            31,226            (3,678)
           Amortization of debt issue costs                                              13,466            20,097               168
           Minority interest                                                             45,973            33,138            22,637
           Equity in earnings of affiliates, net of dividends received                   (5,851)           (1,104)            1,418
           Gain on sale of investments                                                  (66,128)          (53,518)          (11,968)
           (Gain) loss on sale of assets                                                 (3,286)          (14,264)            1,569
           Amortization of deferred gain                                                 (1,616)           (1,616)           (1,616)
           Unrealized foreign exchange gain on redeemable preferred stock                  (464)             (481)             (257)
           Other                                                                          1,872           (12,704)             (732)
     Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                                              (4,556)          (20,022)           (6,513)
        Inventories                                                                      (3,064)           20,158           (13,801)
        Prepaid expenses and other current assets                                       (10,405)           (1,300)          (10,130)
        Accounts payable                                                                (14,614)           (3,598)           12,113
        Accrued expenses                                                                 12,741            70,481            (7,786)
        Accrued pension                                                                   3,960           (14,307)           (4,024)
        Income taxes payable                                                             (7,209)           27,131           (14,582)
        Deferred revenue and other                                                          854           (26,115)           (5,411)
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                                   242,780           198,422            21,193
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                         (118,291)         (124,625)          (27,422)
     Proceeds from sale of property, plant and equipment                                  5,613           197,698             2,243
     Proceeds on disposal of marketable securities                                           50                --            17,700
     Purchase of subsidiaries' stock and other investments, net of cash acquired        (67,344)         (780,167)          (57,283)
     Acquisitions, net of cash acquired                                                 (58,839)         (400,125)         (164,834)
     Repayment of long-term receivables                                                  11,267            11,855            10,393
     Proceeds on disposal of other investments                                          247,418           191,878                --
     Other                                                                              (11,421)            8,171             1,832
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                    $      8,453      $   (895,315)     $   (217,371)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Cash flows from financing activities:
     Repayment of debt                                                             $   (141,623)     $   (330,757)     $    (16,602)
     Proceeds from issuance of bank debt                                                877,942           413,039            20,000
     Repayment of bank loans                                                           (495,835)         (395,752)               --
     Proceeds from bank loans                                                                --           734,335           131,589
     Payment of debt issue costs                                                        (38,988)          (27,016)               --
     Change in borrowings from affiliates                                              (302,587)          (34,582)          (79,394)
     Net proceeds from issuance of equity                                                    --           440,917                --
     Issuance of common shares by a subsidiary                                            8,119            21,816             4,131
     Repurchase of common shares                                                        (15,073)               --                --
     Redemption of preference shares                                                   (116,863)               --                --
     Dividends paid                                                                     (57,618)          (42,502)           (3,175)
     Contributions by  Hollinger Inc.                                                    16,143                --               (93)
     Acquisitions paid for by Hollinger Inc.                                                 --            68,600            67,902
     Dividends paid by subsidiaries to minority stockholders, net of
        related swap income                                                             (10,443)          (33,399)          (20,890)
     Other                                                                                  (98)               --               257
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                                        (276,924)          814,699           103,725
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                 (15,475)            6,934            (1,162)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    (41,166)          124,740           (93,615)
Cash and cash equivalents at beginning of year                                          148,550            23,810           117,425
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $    107,384      $    148,550      $     23,810
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1997 and 1996

--------------------------------------------------------------------------------



(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      PRINCIPLES OF PRESENTATION AND CONSOLIDATION

         Hollinger International Inc. (the "Company") is a subsidiary of Hollinger Inc., a Canadian corporation. Hollinger Inc. owns 59.9% of the combined equity and 84.3 % of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") ("Convertible preferred stock") or upon conversion of the Company's Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock").

         On January 7, 1997, the Board of Directors of the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of certain of its owned Canadian publishing interests directly or indirectly to Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a subsidiary of the Company, including newspaper assets located mainly in Ontario, Saskatchewan, British Columbia, and UniMedia Inc. (collectively the "Canadian Newspapers") for an aggregate consideration of approximately $382,000,000 (Cdn.$ 523,000,000), subject to working capital adjustments and currency exchange adjustments (the "Hollinger Inc. Transaction"). The purchase price was satisfied in cash in the amount of $250,00,000, and by the issuance of preferred stock of the Company, which was converted into (i) 829,409 shares of a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES issued by the Company in August 1996 having an face value of $90,000,000, and (ii) 3,207,045 shares of Class A Common Stock of the Company having a nominal agreed value of $42,000,000, subject to adjustments as described above. The preferred stock and common stock was issued subsequent to receiving the requisite approval of the stockholders of the Company.

         The initial payment of $250.0 million cash and the issuance of the preferred stock in respect of the Hollinger Inc. Transaction was made on April 18, 1997. Interest on the purchase price has been accrued for the period from January 1, 1997 to April 18, 1997.

         On October 13, 1995, the Company and Hollinger Inc. consummated a reorganization of their international newspaper operations (the "Reorganization"). In summary, the Reorganization consisted principally of the Company's acquisition of the outstanding shares of DT Holdings Limited ("DTH"), a subsidiary of Hollinger Inc., through which Hollinger Inc. owned a 58.2% interest in The Telegraph plc ("The Telegraph") and a 19.4% interest in Southam Inc. ("Southam"). In exchange for all of the ordinary shares of DTH, the Company issued to Hollinger Inc. 33,610,754 shares of Class A Common Stock and 739,500 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"), and paid Hollinger Inc. $13,832,000 in cash as a working capital adjustment. The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



         The Reorganization and the Hollinger Inc. Transaction represent a combination of entities under common control and have been accounted for on an "as-if" pooling-of-interests basis, with the accompanying financial statements restated for all periods presented.

         In May and December 1996, subsidiaries of the Company acquired an additional 24,350,043 shares of Southam increasing the Company's indirect ownership interest in Southam to 50.7% at December 31, 1996. In July 1997 an additional 6,552,425 shares of Southam were acquired to increase the ownership to 58.6%. The accounts of Southam have been consolidated in the 1997 and 1996 financial statements. Southam has been accounted for using the equity method in the 1995 consolidated financial statements.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interest in the Telegraph was 100.0%, 100.0%, and 64.0% and in Southam was 58.6%, 50.7% and 19.4% at December 31, 1997, 1996, and 1995, respectively.
         Investments in less than majority-owned affiliated companies are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated on consolidation.

         (b)      DESCRIPTION OF BUSINESS

         The Company is engaged in the publishing, printing and distribution of newspapers and magazines in the United States, the United Kingdom and Canada through subsidiaries and affiliates. The Company's raw materials, mainly newsprint and ink, are available and not dependent on a single or limited number of suppliers. Customers range from individual subscribers to local and national advertisers.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



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

         (e)      INVENTORIES

         Inventories consist principally of newsprint which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method, except for newsprint inventories of certain subsidiaries which are accounted for using the last-in, first-out method (LIFO). At December 31, 1997 and December 31, 1996, approximately 11% and 12%, respectively, of the Company's newsprint inventories were valued using LIFO. If the FIFO method had been used, such newsprint inventories would have been $1,198,000 and $713,000, respectively, higher.

         (f)      IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management's estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the statement of operations if such a difference arose. The Company determined that no material permanent impairments had occurred at December 31, 1997.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



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

         (n)      EARNINGS PER SHARE

         For the years ended December 31, 1997, 1996, and 1995, earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of 1997. See note 15 for a reconciliation of numerator and denominator for the calculation of the basic and diluted earnings per share.

         (o)      STOCK-BASED COMPENSATION

         The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

         (p)      RECLASSIFICATIONS

         Certain 1996 and 1995 amounts in the consolidated financial statements have been reclassified to conform to the 1997 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



(2)      ACQUISITIONS AND DISPOSITIONS

         All of the following acquisitions are accounted for using the purchase method of accounting. Based on estimated fair values of the acquired assets and liabilities, the purchase price including direct costs is allocated to working capital, property, plant and equipment, and intangible assets.

         (a) On April 30, 1996, the Company completed a trade with Garden States Newspapers, Inc. The Company acquired the Tribune-Democrat in Johnstown, Pennsylvania in exchange for six small daily newspapers, several weekly newspapers and $31,400,000 in cash. On December 16, 1996, the Company completed an exchange of newspaper assets with Thomson Newspapers Inc. and Cox Newspapers Inc. through which the Company acquired the Mount Vernon Register News in Mount Vernon, Illinois, the Enid News in Enid, Oklahoma, and the Herald-Palladium in St. Joseph/Benton Harbor, Michigan and related publication in exchange for four daily newspapers in Indiana, a daily newspaper in Texas, related publications and approximately $32,400,000 in cash.

                  The excess purchase price of $ 111,272,000 over the estimated fair value of tangible assets acquired in 1996 was recorded as identifiable intangibles and goodwill. The results of the newspapers acquired have been included in the consolidated results of operations since the date of acquisition. The pro forma effect of the 1996 acquisitions is immaterial.

                  In three separate transactions throughout 1997, the Company acquired four paid daily newspapers, four paid non-daily newspapers and six free distribution newspapers. In addition, the Company acquired two paid daily newspapers and one paid non-daily newspaper in exchange for one daily newspaper, three non-daily newspapers and one free distribution newspaper. Total cash consideration paid for these transactions was $22,138,000. The excess purchase price of $ 19,645,000 over the estimated fair value of tangible assets acquired in 1997 was recorded as identifiable intangibles and goodwill. The results of the newspapers acquired have been included in the consolidated results of operations since the date of acquisition. The pro forma effect of the current year acquisitions is immaterial.

         (b) On July 31, 1996, the Company acquired all of the outstanding ordinary shares of The Telegraph which it did not already own. The purchase price for the shares was approximately $455,700,000. As a result, The Telegraph became an indirect wholly owned subsidiary of the Company. On the same date, The Telegraph changed its name to the Telegraph Group Limited and canceled its listing on the London Stock Exchange. The purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess purchase price over the estimated fair value of tangible assets acquired being recorded as identifiable intangibles and goodwill of $343,995,000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



         (c) During 1997, a subsidiary of the Company acquired 6,552,425 additional shares of Southam increasing the ownership interest to 58.6%. During 1996, the Company, through subsidiary companies, acquired an additional 24,350,043 shares of Southam, representing a 30.9% interest. The acquisitions are described in note 3(b).

         (d) The unaudited pro forma consolidated results of operations giving effect to the acquisitions of the additional Southam interest and the buyout of the Telegraph minority as if they had occurred as of the beginning of the period were as follows:


                                                                1996
--------------------------------------------------------------------------------
                                                           (in thousands,
                                                       except per share data)
         Net revenue                                         $2,074,022
         Net earnings                                            25,795
         Basic earnings per share                                  0.15
         Diluted earnings per share                                0.15
--------------------------------------------------------------------------------

         (e) On December 16, 1996, the Company announced The Telegraph had agreed conditionally to sell its 24.7% interest in Fairfax. The disposal is described in note 3(a).

         (f) In 1996, in three separate acquisitions Southam acquired a total of 15 Canadian daily newspapers and related publications. The total cost of these acquisitions of $182.5 million was financed through use of existing cash and drawdown of existing credit facilities. The purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of tangible assets acquired being recorded as identifiable intangibles and goodwill of $161.9 million. The results of the newspapers acquired have been included in the consolidated results of operations since the date of the acquisitions. The pro forma effect of these acquisitions is immaterial.

                  In 1996, Southam sold certain operating divisions to an outside third party for proceeds of $116.1 million. The gain recognized by Southam was $59.3 million. The Company had recorded identifiable goodwill on acquisition of Southam in respect of these operating divisions. This goodwill was written off reducing the Company's share of the gain to zero.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                  In two separate transactions during 1997, Southam acquired one paid daily newspaper, one paid non-daily newspaper and 13 free distribution newspapers. Total cash consideration for these transactions was $16.8 million. The excess purchase price of $
                  14.4 million over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill. The results of the newspapers acquired have been included in the consolidated results of operations since the date of acquisition. The pro forma effect of these acquisitions is immaterial.

         (g) In 1996, the Canadian Newspapers acquired 2 paid daily and 12 non-daily newspapers. The total cost of this acquisition was $68.6 million. The purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of tangible assets acquired being recorded as identifiable intangibles and goodwill of $61.4 million. The results of the newspapers acquired have been included in the consolidated results of operations since the date of the acquisitions. The pro forma effect of these acquisitions is immaterial.

                  In 1997, the Canadian Newspapers sold two weekly newspapers and one free distribution publication for total proceeds of $1.5 million.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(3)  INVESTMENTS IN AFFILIATES


--------------------------------------------------------------------------------
                                                         1997           1996
--------------------------------------------------------------------------------
                                                           (in thousands)
        John Fairfax Holdings Limited (Fairfax)        $   --        181,001
        3396754 Canada Limited                           29,018         --
        Joint ventures                                   20,993       17,495
--------------------------------------------------------------------------------
                                                       $ 50,011      198,496
--------------------------------------------------------------------------------

     (a)  JOHN FAIRFAX HOLDINGS LIMITED

     On December 16, 1996, the Company announced that Daily Telegraph Holdings BV ("DTH BV"), a Dutch subsidiary of The Telegraph, had agreed conditionally to sell its 24.7% interest in Fairfax to three Australian subsidiaries of Brierley Investments Limited ("BIL") of New Zealand. The first tranche of the sale consisted of a 12.0% interest and was completed on December 20,1996 for gross cash proceeds of A$254.8 million ($202.3 million). The second tranche consisted of a 7.9% interest, including seven million non-voting convertible debentures and was completed on January 10, 1997 for gross cash proceeds of A$192.2 million ($150.3 million). The Company sold its remaining 4.8% interest in Fairfax on March 27, 1997 for gross cash proceeds of A$112.5 million ($88.7 million). Total gross proceeds from the entire sale were approximately A$559.5 million ($441.3 million). The sale of the second and third tranches have been recorded in 1997.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


     While Fairfax has a June 30 year end for its financial reporting purposes, the Company's equity in the earnings of Fairfax is for the 12 months ended December 31. Selected financial information in Australian dollars and in accordance with Australian generally accepted accounting principles reported by Fairfax in its annual report for the years ended June 30, 1996 and 1995 is as follows:

------------------------------------------------------------------------------------------
                                                                1996              1995
------------------------------------------------------------------------------------------
                                                                    (in thousands)
        Statements of Operations Data:
             Operating revenues                         A$   1,006,148      A$   948,433
             Operating income                                  151,611           216,491
             Net earnings                                       87,429           147,078
        Balance Sheet Data:
             Current assets                                    195,018
             Total assets                                    2,223,117
             Current liabilities                               337,335
             Total liabilities                               1,137,070
             Stockholders' equity                            1,086,047
------------------------------------------------------------------------------------------

     (B)  SOUTHAM INC.

     In May 1997 HCPH made an offer to shareholders of Southam to acquire all of the common shares of Southam not presently controlled by the Company for a consideration valued by the offeror at Cdn.$23.50 per share payable as to Cdn.$13.50 in cash and as to Cdn.$10 by the issue of a HCPH Non-Voting Special Share, described in note 12. The offer expired on July 7, 1997. HCPH purchased 6,552,425 common shares of Southam which had been tendered under this offer for an aggregate consideration of Cdn.$156.1 million ($113.4 million). This purchase of shares brings the Company's ownership interest in Southam to approximately 58.6%. The cash portion of the purchase price was funded through borrowings by HCPH under the Bank Credit Facility described in note 7.

     On May 24, 1996, the Company acquired 16,349,743 common shares of Southam representing approximately 21.5% of Southam's then outstanding common shares, for an aggregate consideration of Cdn.$294.3 million ($214.1 million). The acquisition was financed through a short-term facility with a Canadian chartered bank. On December 11, 1996, the Company purchased an additional 8,000,300 shares of Southam representing approximately 10.4% of Southam's then outstanding common shares for an aggregate consideration of Cdn.$160.0 million ($117.4 million). The acquisition was financed through short term bank facilities and working capital. The 1996 acquisitions increased the Company's indirect equity interest in Southam to 50.7%. The accounts of Southam have been consolidated in the 1997 and 1996 financial

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


     statements. Southam has been accounted for using the equity method in the 1995 consolidated financial statements.

     The total purchase price of the Company's 58.6% indirect interest was allocated to assets acquired based on their estimated fair values. This treatment resulted in the excess of the purchase price over the estimated fair value of the tangible assets acquired being recorded as identifiable intangibles and goodwill of $486.2 million.

     368,572 Southam common shares indirectly owned by the Company are pledged as collateral securing certain Hollinger Inc. debentures in the principal amount of Cdn.$6.5 million due November 1, 1998 (Southam-Linked Debentures). In the event that Hollinger Inc. does not deliver clear legal title to such shares on or prior to April 1, 1999, or upon demand, approximately 8% of the Company's indirect equity interest in Southam would be subject to the rights of the Holders of the Southam-Linked Debentures.

     (c)  JOINT VENTURES

     The Telegraph has a 50% interest in two printing joint ventures, West Ferry Printers and Trafford Park Printers. These joint ventures operate printing plants in which The Telegraph and the other joint venturers' newspapers are printed on a break even basis.

     The Chicago Sun Times owns a 50% interest in a joint venture which operates a news gathering service focusing primarily on Chicago area stories. In 1997 the joint venture sold its newswire service that it had previously operated.

     (d)  3396754 CANADA LIMITED

     In September 1997, HCPH, a subsidiary of the Company, acquired 4,146,107 Non-Voting Special Shares ("Special Shares") of 3396754 Canada Limited ("3396754"), a subsidiary of Hollinger Inc. in exchange for 4,146,107 special shares in HCPH (see note 12). The total cost of the investment was Cdn.$41.5 million ($29.0 million).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


     (e)  EQUITY IN EARNINGS OF AFFILIATES

     Equity in earnings of affiliates is comprised of the following:

-------------------------------------------------------------------------------
                                               1997        1996        1995
-------------------------------------------------------------------------------
                                                      (in thousands)
        Fairfax                              $  --        11,126      24,662
        Southam                                 --          --       (10,968)
        Joint ventures and other               5,807         924         662
-------------------------------------------------------------------------------
                                             $ 5,807      12,050      14,356
-------------------------------------------------------------------------------

     Equity in earnings of Fairfax is computed as follows:

--------------------------------------------------------------------------------
                                                           1996          1995
--------------------------------------------------------------------------------
                                                             (in thousands)
        Share of net earnings as reported by Fairfax     $ 12,777        22,779
        Consolidation and U.S. GAAP adjustments            (1,651)        1,883
--------------------------------------------------------------------------------
                                                         $ 11,126        24,662
--------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


Equity in earnings of Southam for the year ended December 31, 1995 is computed as follows:

-------------------------------------------------------------------------------
                                                                   1995
-------------------------------------------------------------------------------
                                                               (in thousands)
        Share of operating results as reported by Southam:
             Income before special charge                        $  8,426
             Special charge                                       (17,324)
             Tax benefit                                            3,189
             Loss from discontinued operations, net of tax         (2,084)
             Consolidation and U.S. GAAP adjustments               (3,175)
-------------------------------------------------------------------------------

                                                                 $(10,968)
-------------------------------------------------------------------------------


(4)  OTHER INVESTMENTS

----------------------------------------------------------------------------------------
                                                                    1997        1996
----------------------------------------------------------------------------------------
                                                                     (in thousands)
        Investment in Argsub Limited                             $   --        402,214
        Note receivable from West Ferry                            16,296       29,020
        Advances under printing contracts with joint ventures      45,012       40,677
        Other                                                      14,412       15,636
----------------------------------------------------------------------------------------
                                                                 $ 75,720      487,547
----------------------------------------------------------------------------------------

         (a) Argsub Limited ("Argsub") is a wholly owned English subsidiary of Argus Corporation Limited. Argus Corporation Limited is a Canadian corporation, all the voting stock of which is indirectly owned or controlled by the principal shareholder of Hollinger Inc. On December 29, 1995, DTH transferred all outstanding First DT Holdings Limited ("FDTH") Preference shares which it then held (with an aggregate redemption amount of Cdn.$140 million ($102.6 million)) to Argsub, in exchange for newly issued preference shares (with an aggregate redemption amount of Cdn.$140 million ($102.6 million)) of Argsub.

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

             In June 1997 DTH purchased 100% of the common shares of Argsub from Argus Corporation Limited. As a result of this acquisition, the consolidated financial statements include the accounts of Argsub and therefore this results in the elimination of the investment in Argsub preference shares which was previously disclosed as other investments and of the FDTH share capital which was previously disclosed as redeemable preferred stock (note 13).

         (b) The note receivable from West Ferry represents amounts due to The Telegraph following the granting of rights to West Ferry equivalent to ownership of certain of The Telegraph's fixed assets. These fixed assets have been treated as if they had been sold outright with the long-term element of the note receivable included in investments. The current portion of the note receivable was $11,544,000 and $11,727,000 for 1997 and 1996, respectively, and is included in accounts receivable. The income related to this note is computed based on the effective interest rate method.

         (c) Advances under printing contracts represent loans to the joint venture by way of amounts prepaid under The Telegraph's printing contracts.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------
(5)     PROPERTY, PLANT AND EQUIPMENT

-------------------------------------------------------------------------------------------------------------

                                                                                       1997           1996
-------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
        Land                                                                 $         58,636        63,659
        Building and leasehold interests                                              286,933       216,535
        Machinery and equipment                                                       712,890       637,358
        Construction in progress                                                       24,737        69,200
-------------------------------------------------------------------------------------------------------------
                                                                                    1,083,196       986,752
        Less accumulated depreciation and amortization                                467,617       425,021
-------------------------------------------------------------------------------------------------------------

                                                                             $        615,579       561,731
-------------------------------------------------------------------------------------------------------------

        Depreciation and amortization of property, plant and equipment totaled $61,635,000, $60,640,000 and $28,264,000 in 1997, 1996 and 1995,
        respectively.


(6)     BANK LOANS

        In May 1996, the Company, through a subsidiary, entered into a short-term facility with a Canadian chartered bank in the amount of Cdn.$300 million. At December 31, 1996, there was $155.0 million (Cdn.$
        212.3 million) outstanding under this facility which was repaid on February 7, 1997 with the proceeds of the Senior Notes and Senior Subordinated Notes (note 7).

        In May 1996, Hollinger International Publishing Inc. ("Publishing") entered into an amended and restated credit agreement (the "Amended Publishing Credit Facility") which consisted of a secured non-amortizing revolving credit facility. At December 31, 1996, there was $157.0 million outstanding under this facility. The facility was used to finance the acquisition of the Telegraph minority shares. The loan was repaid on February 7, 1997 with the proceeds of the Senior Notes and Senior Subordinated Notes (note 7).

        Also, in May 1996, FDTH entered into a credit agreement (the "FDTH Credit Facility") which consisted of a secured non-amortizing revolving credit facility. The facility was for a maximum of (pound)250 million ($428.1 million ). At December 31, 1996, there was $191.3 million was outstanding under this facility. The loan was repaid on February 7, 1997 with the proceeds of the Senior Notes and Senior Subordinated Notes (note 7).

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------
(7)     LONG-TERM DEBT

-------------------------------------------------------------------------------------------------------------

                                                                                      1997            1996
-------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
        Hollinger International Publishing:
             Senior Subordinated Notes due 2006                             $         250,000       250,000
             Senior Notes due 2005                                                    260,000             -
             Senior Subordinated Notes due 2007                                       290,000             -
             Credit facility due 2004                                                  85,000             -
        US Newspaper Group:
             Senior secured notes due 1998-2000                                       105,000       135,000
             Amounts due under non-interest bearing
                non-competition agreements due 1998-2004                                5,889         7,445
             Other due 1998-2006
                (at varying interest rates up to 9%)                                    4,516         3,344
        The Telegraph:
             Obligations under capital leases (note 8)                                 12,699        15,947
             Other                                                                      5,967         8,830
        Hollinger Canadian Publishing Holdings:
             Credit facility due 2004                                                 233,840             -
        Southam:
             Promissory notes due 1999-2002
                (at varying interest rates up to 6.0%)                                 72,090       188,000
             Notes due 1999-2005
                (at varying interest rates up to 8.5%)                                102,851       101,982
        Other:
             Other debt                                                                   481           586
             Other capital leases                                                          82           214
-------------------------------------------------------------------------------------------------------------
                                                                                    1,428,415       711,348
        Less current portion included in current liabilities                           35,560        35,920
-------------------------------------------------------------------------------------------------------------

                                                                            $       1,392,855       675,428
-------------------------------------------------------------------------------------------------------------

     (a)     (i)  In February 1996, the Company through its subsidiary,
                  Publishing, sold $250,000,000 million of 9.25% Senior Subordinated Notes ("Subordinated Notes"). Interest on the Subordinated Notes is payable semi-annually on February 1 and August 1 of each year. The Subordinated Notes mature on February 1, 2006 and are redeemable at the option of Publishing, in whole or in part, at any time on or after February 1, 2001, at set

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

                  redemption prices based on a percentage of the principal plus any accrued and unpaid interest, if any, to the date of redemption. The Subordinated Notes are guaranteed by the Company.

             (ii) On March 4, 1997, Publishing filed both a Prospectus and a
                  Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to its universal shelf registration statements. On March 12, 1997, Publishing increased the size of the offerings to a total of $550.0 million, which closed on March 18, 1997. Both the Senior Notes and Senior Subordinated Notes are guaranteed by the Company.

                  The Senior Notes are unsecured senior obligations of Publishing and rank pari-passu with all other unsecured senior indebtedness of Publishing including Publishing's bank credit facilities. The Senior Notes mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including its existing 9.25% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock.

                  Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay bank indebtedness, to repay redeemable preference shares of DTH and FDTH and for general working capital.

             (iii)On April 7, 1997, Publishing, HCPH, The Telegraph and a group of financial institutions entered into a new long-term bank credit facility (the "Bank Credit Facility"). The purchase price of the Canadian Newspapers was financed in part through a $175 million borrowing by HCPH under the Bank Credit Facility. The Bank Credit Facility originally provided for up to $900 million in total credit availability under four tranches. In July 1997, the Company reduced its total available commitments to $515 million and reduced the HCPH tranche to $315 million. The Bank Credit Facility matures on March 15, 2004 with required reductions in availability equal to 6.25% of the commitment per calendar quarter commencing on June 30, 2000.

                  Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. The obligations of each borrower under the Bank Credit Facility are guaranteed by the Company and by each U.S. subsidiary (other than American Publishing (1991) Inc.("AP-91"), which provides a partial guaranty). The obligations of HCPH are guaranteed in whole or in part by each of its wholly owned Canadian subsidiaries and by The Telegraph and its subsidiaries. The obligations of The Telegraph are guaranteed in whole or in part by each United Kingdom ("U.K.") subsidiary and by HCPH and each of its Canadian subsidiaries.

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

                  At December 31, 1997 Publishing had borrowings under this facility of $85.0 million and HCPH had borrowings of $233.8 million.

         (b) US Newspaper Group Senior Secured Notes ("Notes") are secured by
             (1) a pledge of the capital stock and certain promissory notes of the subsidiaries of American Publishing (1991) Inc., (2) the general intangibles of such subsidiaries and (3) a guarantee by Hollinger Inc. The Notes are repayable in annual installments from September 1, 1998 through September 1, 2000 and bear interest at rates ranging from 10.44% to 10.53%. These notes were paid off in January 1998 (see note 22).

         (c) (i) Southam has Cdn.$310.0 million credit facilities with its banks. For Cdn.$145.0 million of the facilities, an initial revolving period extends to December 31, 1998 and is extendible for successive 364-day periods to December 31, 2001. For Cdn.$165.0 million of the facilities, an initial term extends to December 31, 1998 after which it converts to a reducing term loan with equal annual reductions in availability until expiration on December 31, 2002. The credit facilities are used to support short-term promissory note issuances, capital expenditures, acquisitions and for general corporate purposes. The amount borrowed at December 31, 1997 and December 31, 1996 was $72.1 million and $188.0 million, respectively.

             (ii) Southam has converted a portion of its variable rate interest exposure to fixed rate by entering into a ten year Cdn.$25.0 million fixed rate interest swap at 8.7%, maturing May 2004. Southam pays interest at the fixed rate and it receives interest based on the three month bankers acceptance rate, which is reset quarterly, on the nominal principal.

         (d) The Company's agreements with banks and other debtors contain various restrictive provisions relating to maintenance of certain financial ratios, restrictions on additional indebtedness, occurrence of certain corporate transactions and limitations on the amount of capital expenditures and restricted payments (which generally include dividends and management fees). At December 31, 1997, the Company was in compliance with the aforementioned restrictive provisions.

         (e) Principal amounts payable on long-term debt, excluding obligations under capital leases, are: 1998 - $32,546,000, 1999 - $43,661,000,
             2000 - $100,858,000, 2001 - $51,838,000, and
             2002 - $10,412,000.

         (f) Interest paid for 1997, 1996 and 1995 was $89,661,000, $72,616,000 and $40,716,000, respectively.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

(8)     LEASES

        The following summarizes assets held under capital leases which are included in property, plant and equipment:

--------------------------------------------------------------------------------

                                                      1997        1996
--------------------------------------------------------------------------------
                                                         (in thousands)
        Machinery and equipment                   $   7,919         8,865
        Less accumulated amortization                 7,421         7,602
--------------------------------------------------------------------------------

                                                  $     498         1,263
--------------------------------------------------------------------------------

        The Company also leases various facilities and equipment under noncancelable operating lease arrangements. Rental expense under all operating leases was approximately $15,422,000, $17,809,000 and $11,434,000 in 1997, 1996 and 1995, respectively.

        Minimum lease commitments together with the present value of obligations at December 31, 1997 are as follows:

-----------------------------------------------------------------------------------------------
                                                                       Capital       Operating
                                                                       leases         leases
-----------------------------------------------------------------------------------------------
                                                                            (in thousands)
        1998                                                         $   4,225      $  16,664
        1999                                                             4,141         14,431
        2000                                                             4,141         12,895
        2001                                                             3,106         11,830
        2002                                                                --         11,374
        Later years                                                         --        113,794
-----------------------------------------------------------------------------------------------

                                                                        15,613     $  180,988
                                                                                   ------------

        Less imputed interest and executory costs                        2,832
--------------------------------------------------------------------------------

        Present value of net minimum payments                           12,781
        Less current portion included in current liabilities             3,014
--------------------------------------------------------------------------------

        Long-term obligations                                        $   9,767
--------------------------------------------------------------------------------

        Minimum lease payments have been reduced for rental income from noncancelable subleases by approximately $88,000 in 1998 and lesser amounts thereafter (total reductions $228,000).

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

(9)     INCOME TAXES

        U.S. and foreign components of earnings before income taxes, minority interest, and extraordinary item are presented below:

-----------------------------------------------------------------

                                1997          1996           1995
-----------------------------------------------------------------
                                         (in thousands)
        U.S                   $ 12,148       35,708        3,462
        Foreign                232,001       94,230       46,062
----------------------------------------------------------------

                              $244,149      129,938       49,524
----------------------------------------------------------------

        Income tax expense for the periods shown below consists of:

--------------------------------------------------------------------------------
                                          Current      Deferred        Total
--------------------------------------------------------------------------------
                                                      (in thousands)
Year ended December 31, 1997:
     U.S. Federal                       $   3,019         6,713         9,732
     Foreign                               27,856        54,344        82,200
     State and local                          764           959         1,723
--------------------------------------------------------------------------------
                                        $  31,639        62,016        93,655
--------------------------------------------------------------------------------
Year ended December 31, 1996:
     U.S. Federal                       $     810         13,192       14,002
     Foreign                               19,829         14,928       34,757
     State and local                           --          3,106        3,106
--------------------------------------------------------------------------------
                                        $  20,639         31,226       51,865
--------------------------------------------------------------------------------
Year ended December 31, 1995:
     U.S. Federal                       $   2,619           (749)       1,870
     Foreign                               20,889         (2,822)      18,067
     State and local                          734           (107)         627
--------------------------------------------------------------------------------
                                        $  24,242         (3,678)      20,564
--------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 1997, 1996 and 1995 as a result of the following:

-------------------------------------------------------------------------------------------------------------

                                                                                  1997       1996      1995
-------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
        Computed "expected" tax expense                                    $   85,452      45,478     17,333
        Increase (reduction) in income taxes resulting from:
             Nondeductible expenses for income tax purposes                    11,083       7,412      3,621
             Resolution of foreign tax issues                                      --          --     (3,492)
             Results of foreign subsidiaries for which income tax
                 benefit has not been recognized                                   --       4,284      3,327
             Additional U.S. taxes on foreign earnings                             --       1,750      1,050
             U.S. state and local income taxes, net of federal benefit          1,409       1,889        411
             Impact of taxation at different foreign rates, repatriation
                 and other                                                     (2,639)        908       (880)
             Utilization of net operating loss carryforwards and
                 investment tax credits for which no previous
                 benefit has been recognized                                       --          --     (1,520)
             Advance corporation tax recovery                                      --      (1,880)        --
             Difference arising on sale of Fairfax interest                        --      (7,963)        --
             Other                                                             (1,650)        (13)       714
-------------------------------------------------------------------------------------------------------------

                                                                           $   93,655      51,865     20,564
-------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

-------------------------------------------------------------------------------------------------------------
                                                                              1997               1996
-------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
        Deferred tax assets:
             Accounts receivable, principally due to allowance
                for doubtful accounts                                      $   2,040               6,014
             Accrued compensation including vacation, bonus,
                severance and deferred compensation                           12,633              32,648
             Excess of tax over book basis                                     4,593               6,278
             Net operating loss carryforwards                                 25,660              14,453
             Accrued medical and workers' compensation claims                  1,629               4,011
             Basis in subsidiaries, tax in excess of book                       --                 5,257
             Prepaid expenses                                                   --                 3,237
             Advance corporation tax receivable                                2,472               8,680
--------------------------------------------------------------------------------------------------------
        Gross deferred tax assets                                             49,027              80,578
        Less valuation allowance                                             (11,423)            (10,897)
--------------------------------------------------------------------------------------------------------

        Net deferred tax assets                                               37,604              69,681
--------------------------------------------------------------------------------------------------------

        Deferred tax liabilities:
             Property, plant and equipment, principally due to
                differences in depreciation                                   37,609              36,337
             Intangible assets, principally due to differences in
                basis and amortization                                        38,828              54,931
             Foreign exchange basis differences                               16,126              12,448
             Long term advances under printing contract                       13,953              13,424
             Deferred gain on swap of assets                                   9,634                --
             Unremitted earnings of a foreign equity investment               19,942              11,433
             Other                                                            33,649              11,229
--------------------------------------------------------------------------------------------------------

        Gross deferred tax liabilities                                       169,741             139,802
--------------------------------------------------------------------------------------------------------

        Net deferred taxes                                                 $ 132,137              70,121
--------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred assets will not be realized. In 1995, the Company established a valuation allowance primarily for net operating loss carryforwards and other deferred tax assets. From 1996 to 1997, the valuation allowance increased by a net $526,000. A full valuation allowance against the net operating loss carryforwards has been assessed.

        Jerusalem Post has net operating loss and other credit carryforwards of approximately $3,869,000 for Israeli tax purposes which do not have expiration dates and may be used to reduce future Israeli income taxes.

        Total income taxes paid in 1997, 1996 and 1995 amounted to $31,181,000, $22,775,000 and $34,368,000 respectively.


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

        At December 31, 1997 and 1996, the comparison of the carrying value and the estimated fair value of the Company's financial instruments was as follows:

----------------------------------------------------------------------------------------------------------------------------

                                                                              1997                           1996
                                                                  ------------------------         -----------------------
                                                                  Carrying           Fair          Carrying          Fair
                                                                    value            value           value           value
----------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
        Long-term debt                                            $1,415,634      $  928,348      $  695,187      $  565,458
        Interest rate swaps, currency swaps and
             forward exchange  contracts                                --             2,890            --             8,722
----------------------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        The fair value of the interest rate swaps, currency swaps and forward exchange contracts is the estimated amount that the Company would pay to terminate the agreements (note 7). It is not practical to determine the fair value of redeemable preferred stock held by related parties. The carrying value of all other financial instruments at December 31, 1997 and 1996 approximate their estimated fair values.


(11)    EMPLOYEE BENEFIT PLANS

             DEFINED CONTRIBUTION PLANS

        The Company sponsors six domestic defined contribution plans, two of which have provisions for Company matching contributions. Under the Company's matching program for the two plans, $471,000, $246,000 and $225,000 was contributed for the years ended December 31, 1997, 1996 and 1995, respectively.

        The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan, for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives. Contributions to each of the plans were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                          1997          1996           1995
-------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
        The Telegraph Staff Pension Plan                               $   5,780          5,176        6,970
        The Telegraph Executive Pension Scheme                               724          1,005          805
-------------------------------------------------------------------------------------------------------------

        The Telegraph plans' assets consist principally of U.K. and overseas equities, unit trusts and bonds.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

DEFINED BENEFIT PLANS

        The Company and subsidiaries have nine domestic and seven foreign single-employer defined benefit plans and contributes to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company's contributions to these plans for the years ended December 31, 1997, 1996, and 1995 were:

-------------------------------------------------------------------------------------------------------------
                                                         1997               1996                 1995
-------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
        Single-employer plans                       $   5,146              5,440                 3,820
        Multi-employer plans                            2,185              2,052                 1,886
-------------------------------------------------------------------------------------------------------------

        The Telegraph has a defined benefit plan, which was closed on July 1, 1991 and provides only benefits accrued up to that date. The liabilities of the plan have been actuarially valued as at December 31, 1997. At that date the market value of the plan assets was $20,020,000, representing 100% of the estimated cost of purchasing the plan's benefits from an insurance company. The actuary assumed a discount rate of 6.29%. Increases to pension payments are discretionary and are awarded by the trustees, with The Telegraph's consent, from surpluses arising in the fund from time to time. Contributions to the trust were $1,896,000 and $2,480,000 for 1997 and 1995, respectively, and there were no contributions made in 1996.

        Pursuant to the West Ferry joint venture agreement, The Telegraph has a commitment to fund 50% of the obligation under West Ferry's defined benefit plan.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

SINGLE-EMPLOYER PENSION PLANS

        The benefits under the subsidiary companies' single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plan's assets consist principally of marketable equity securities and corporate and government debt securities.

        Pension expense for the plans include the following components:

-------------------------------------------------------------------------------------------------------------

                                                                          1997          1996          1995
-------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
        Service cost - benefits earned during the period             $   8,444          2,339         1,710
        Interest on projected benefit obligation                        34,554          8,962         8,806
        Expected return on assets                                      (50,356)       (10,949)       (7,987)
        Net amortization and deferral                                    5,506          1,862          (404)
-------------------------------------------------------------------------------------------------------------

        Net periodic pension expense                                 $  (1,852)         2,214         2,125
-------------------------------------------------------------------------------------------------------------

        The funded status of the plans and the amounts recognized in the Company's consolidated financial statements are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                      Funded       Unfunded
----------------------------------------------------------------------------------------------------------------
        Year ended December 31, 1997                                                       (in thousands)
             Actuarial present value of benefit obligations - vested benefit
                 obligation                                                           $(333,831)        (69,373)
----------------------------------------------------------------------------------------------------------------
             Accumulated benefit obligation                                           $(333,961)        (71,558)
----------------------------------------------------------------------------------------------------------------
             Projected benefit obligation                                             $ 406,144          77,829
             Plan assets at fair value                                                  474,146          52,900
----------------------------------------------------------------------------------------------------------------
             Plan assets in excess (deficit) of projected benefit obligation             68,002         (24,929)
             Unrecognized net loss                                                       10,813           1,054
----------------------------------------------------------------------------------------------------------------
             Prepaid pension asset / (Accrued pension liability)                      $  78,815         (23,875)
----------------------------------------------------------------------------------------------------------------

        The prepaid pension asset in 1997 is included with other assets on the balance sheet.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                                                      Funded       Unfunded
-------------------------------------------------------------------------------------------------------------
        Year ended December 31, 1996                                                       (in thousands)
             Actuarial present value of benefit obligations - vested benefit
                 Obligation                                                     $     (121,470)      (50,804)
-------------------------------------------------------------------------------------------------------------
             Accumulated benefit obligation                                     $     (121,520)      (53,245)
-------------------------------------------------------------------------------------------------------------
             Projected benefit obligation                                       $      121,766        57,730
             Plan assets at fair value                                                 131,533        48,611
-------------------------------------------------------------------------------------------------------------
             Plan assets in excess (deficit) of projected benefit obligation             9,767        (9,119)
             Unrecognized net loss                                                      (5,874)          935
-------------------------------------------------------------------------------------------------------------
             Prepaid pension asset / (Accrued pension liability)                $        3,893        (8,184)
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

        The projected benefit obligation related to the Company's domestic plans was determined using the following assumptions:

-------------------------------------------------------------------------------------------------------------
                                                                       1997          1996           1995
-------------------------------------------------------------------------------------------------------------
        Discount rate                                               7.0 - 7.5%       7.0%           7.5%
        Long-term rate of return on plan assets                     7.0 - 9.0%       9.0%           9.0%
        Compensation increase                                       3.0 - 4.0%       3.0%           3.0%
-------------------------------------------------------------------------------------------------------------

        The assumptions used for the Company's foreign plans were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                        1997          1996           1995
-------------------------------------------------------------------------------------------------------------
        Discount rate                                               6.25 - 7.50%      7.62%          7.68%
        Long-term rate of return on plan assets                     3.50 - 6.29%      7.62%          7.68%
-------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

             MULTI-EMPLOYER PENSION PLANS

        Certain U.S. employees are covered by union-sponsored multi-employer pension plans, all of which are defined benefit plans. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man hours worked. Pension expense for these plans was $2,185,000, $2,052,000 and $1,886,000 for the years ended December 31, 1997, 1996, 1995, respectively. The passage of the Multi-employer Pension Plan Amendments Acts of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of the amounts provided for in the collective bargaining agreements. Generally, liabilities are contingent upon withdrawal or partial withdrawal from the plans. The Company has not undertaken to withdraw or partially withdraw from any of the plans as of December 31, 1997. Under the Act, withdrawal liabilities would be based upon the Company's proportional share of each plan's unfunded vested benefits. As of the date of the latest actuarial valuations, the Company's share of the unfunded vested liabilities of the plans was zero.

             POST RETIREMENT BENEFITS

        Southam sponsors a defined post retirement plan, which provides post retirement benefits to certain employees.

        The components of net period post retirement expense for the year ended December 31, 1997 are as follows:

----------------------------------------------------------------------------------------------------
                                                                                             1997
----------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
        Service cost - benefits earned during the period                                   $   1,103
        Interest cost on accumulated post retirement benefit obligation                        2,692
        Expected return on assets                                                               --
        Net amortization and deferral                                                           --
----------------------------------------------------------------------------------------------------

        Net periodic post retirement benefit cost                                          $   3,795
----------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


        The table below sets forth the plans' funded status reconciled to the amounts recognized in the Company's financial statements:

----------------------------------------------------------------------------------------

                                                                                  1997
----------------------------------------------------------------------------------------
                                                                        (in thousands)
        Accumulated post retirement benefit obligation
             Retirees                                                         $   19,576
             Fully eligible pan participants                                       5,923
             Other active plan participants                                       17,862
----------------------------------------------------------------------------------------
        Total accumulated post retirement benefit obligation                  $   43,361
----------------------------------------------------------------------------------------
        Unrecognized prior period loss                                            (2,852)
----------------------------------------------------------------------------------------
        Accrued post retirement benefit cost                                  $   40,509
----------------------------------------------------------------------------------------

        The weighted average discount rate used in determining the accumulated post retirement benefit obligation is 6.5%. All benefits under the plan are paid for by Southam's contribution to the Plan. For measuring the expected post retirement benefit obligation, a 10% annual rate of increase in the per capita claims was assumed for 1997. This rate was assumed to decrease 1% per year to 5% in 2002 and remain at that level thereafter. If the health care cost trend rate were increased 1%, the accumulated post retirement benefits of December 31, 1997 would have increased 9%. The effect of this change on the aggregate of service and interest cost for 1997 would have be an increased of 10%.

        Southam provides post employment benefits to former or inactive employees. The benefits are accrued in accordance with Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits."

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


(12)    MINORITY INTEREST

--------------------------------------------------------------------------------
                                                          1997            1996
--------------------------------------------------------------------------------
                                                             (in thousands)
        Common shares of subsidiary                   $  128,156         109,943
        Special shares of subsidiary                      74,878            --
--------------------------------------------------------------------------------
                                                      $  203,034         109,943
--------------------------------------------------------------------------------

        Minority interest in the consolidated statements of operations is comprised of the following:

-------------------------------------------------------------------------------------------------------------

                                                                            1997           1996        1995
-------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
        Minority interest in The Telegraph earnings                      $   --           3,537        13,359
        Minority interest in Southam earnings                              41,135        17,725          --
        Dividends on FDTH and DTH redeemable preferred
             stock, net of related interest rate swap adjustments           4,838        11,876         9,278
-------------------------------------------------------------------------------------------------------------
                                                                         $ 45,973        33,138        22,637
-------------------------------------------------------------------------------------------------------------

        HCPH, a subsidiary company, issued 6,552,425 Cdn.$10 Non-Voting Special Shares in July 1997 for a total issue price of Cdn.$65.5 million. This issue of the Special Shares was part of the consideration for the purchase of Southam shares described in note 3(c).

        In September 1997 an additional 4,146,107 Special Shares were issued for a total issue price of Cdn.$41.5 million in exchange for 4,146,107 Special Shares in 3396754 (note 4(d)).

        On July 18, 1997 HCPH, the Company and Montreal Trust Company of Canada as trustee, entered into an Exchange Indenture providing for the exchange of the HCPH special shares at the option of the holder ("Optional Exchange") at any time after December 23, 1997 but prior to June 26, 2000, into newly issued Class A Subordinate Voting Shares of Hollinger International based on an exchange ratio set out in the Exchange Indenture (initially 0.510 Class A Subordinate Voting Shares per HCPH special share and increasing to 0.602 after June 8, 2000.) Each HCPH special share will be automatically exchanged ("Mandatory Exchange") on June 26, 2000 into a number of Hollinger International Class A Subordinate Voting Shares equal to a) US$8.88 divided by b) 95% of the current market price of the Class A Subordinate Voting Shares. Upon either an

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        Optional Exchange or a Mandatory Exchange, Hollinger International will have the option in lieu of delivering all or any of the Class A Subordinate Voting Shares issuable on exchange, to make a cash payment.

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

(13)    REDEEMABLE PREFERRED STOCK

---------------------------------------------------------------------------------------
                                                                 1997            1996
---------------------------------------------------------------------------------------
                                                                    (in thousands)
        Preferred stock of subsidiaries                      $     --           526,412
        Series D Preferred Stock of the Company                  75,891          79,167
---------------------------------------------------------------------------------------
                                                             $   75,891         605,579
---------------------------------------------------------------------------------------

       (a) During 1992 two wholly owned U.K. subsidiaries of the Company issued preference shares as follows:

             (i) On May 19, 1992 FDTH issued to unrelated, unaffiliated persons 60 floating rate cumulative redeemable retractable preference shares, Series A, with a nominal value of Cdn.$500,000 per share and 60 floating rate cumulative redeemable retractable preference shares, Series B, with a nominal value of Cdn.$500,000 per share to certain Canadian financial institutions. Total gross proceeds of the issue were $50,276,000 (Cdn.$60,000,000). The Series A and Series B
                  preference shares were redeemed in full in May 1997.

                  In addition DTH issued 2,540,000 cumulative redeemable preference shares, Series 1 at a price of Cdn.$25 per share and 1,100,000 cumulative redeemable preference shares, Series 2, at a price of $25 per share. The total gross proceeds were $53,209,000 (Cdn.$63,500,000) for Series 1 and $27,500,000 for
                  Series 2. The preference shares Series 1 and preference shares Series 2 were redeemed in full in June 1997.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

             (ii) In December 1995 FDTH Series A and Series B preference shares with an aggregate redemption value of Cdn.$140,000,000 ($102,600,000) held by DTH were transferred to Argsub (note
                  4). On September 30, 1996 FDTH issued 600 Fourth Preference Shares Series 1996 with an aggregate redemption amount of $300.0 million to Argsub in exchange for 600 newly issued Second Preference Shares Series 1996 of Argsub (with an redemption amount of $300.0 million). The newly issued Second Preference Shares Series 1996 of Argsub have terms substantially identical to those of the newly issued Fourth Preference Shares Series 1996 of FDTH for which they were exchanged. Both Argsub and FDTH have waived their rights to dividends on both series of shares (note 4).

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

             (iii)In 1992, Hollinger Inc. entered into interest rate swap and currency swap arrangements until June 30, 1997 to effectively convert substantially all of the DTH Series 1 and Series 2 preference dividends to U.S. dollar variable rate dividends and to convert Cdn.$60,000,000 of the capital amount of the DTH Series 1 preference shares to $50,300,000. In connection with the Reorganization, the Company entered into interest rate and currency exchange arrangements with Hollinger Inc. that are intended to permit the Company to receive benefits that correspond to those obtained by Hollinger Inc. under these swap arrangements. These swap arrangements were closed out in 1997 when the related DTH preference shares were redeemed.

             (iv) The carrying value at December 31, 1996 of the redeemable preference shares of DTH and FDTH reflect exchange rates in effect at that time.

         (b) The Company is authorized to issue 20,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including voting, redemption and conversion rights.

             Pursuant to the Reorganization, on October 13, 1995, the Company issued 739,500 shares of Series A Preferred Stock to Hollinger Inc. as a partial consideration for all of the ordinary shares of DTH. In conjunction with the Hollinger Inc. Transaction, the Series A Preferred Stock was exchanged for Series D Preferred Stock. The value ascribed to the Series A Preferred Stock at December 31, 1996 is the redemption value of the shares expressed in U.S. dollars based on actual rates of exchange on December 31, 1996. The value ascribed to the

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

             Series D Preferred Stock at December 31, 1997 is the redemption value of the shares expressed in U.S. dollars based on actual rates of exchange on December 31, 1997.

             The Series D Preferred Stock is non-voting and is entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share will be equal to the aggregate amount of ordinary course cash dividends paid during the proceeding calendar quarter on 7,395,000 of the Southam shares held by HCPH, divided by 739,500. The Series D Preferred Stock has the same terms as the Series A Preferred Stock for which it was exchanged.

             The Series D Preferred Stock is redeemable in whole or in part, at any time by the Company or a holder of such shares, subject to restrictions in the Company's credit facilities. In addition, the Company is not obligated to redeem the Series D Preferred Stock held by Hollinger Inc. in the event that clear legal title to the shares of Southam previously transferred by Hollinger Inc. on or prior to April 1, 1999 is not delivered to HCPH. The redemption price per share will be Cdn.$146.63 ($102.63 based on December 31, 1997 exchange rates) plus accrued dividends.

             A holder of shares of this Series may convert such shares at any time into shares of Class A Common Stock of the Company. The conversion price will initially be $14.00 per share of Class A Common Stock, subject to adjustment upon the occurrence of certain events.


(14)    STOCKHOLDERS' EQUITY

        In February 1996, the Company sold 16,100,000 shares of Class A Common Stock, at $9.25 per share and $250,000,000 principal amount of Subordinated Notes (see note 7). Combined net proceeds of $384,628,000, were used to repay short-term bank loans of $130,000,000 due September 6, 1996 and long-term bank loans, due 1996-2001, of $160,000,000. The
        Company also repaid short-term debt due to Hollinger Inc. of $20,843,000. The Company expensed as an extraordinary item the related unamortized deferred financing fees of approximately $3,600,000 upon repayment of the short-term and long-term debt. The remaining proceeds, after paying accrued interest and costs associated with this offering, were added to the Company's cash and cash equivalents for general corporate purposes.

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

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        Pursuant to the Hollinger Inc. Transaction the Company issued 829,409 shares of a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES having a face value of approximately $90.0 million, and 3,207,045 shares of Class A Common Stock of the Company having a nominal agreed value of approximately $42.0 million.

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

        The contributions by Hollinger Inc. represent amounts paid for by Hollinger Inc. and net distributions prior to the Reorganization and the Hollinger Inc. Transaction.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


(15)    EARNINGS PER SHARE

        The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995:

-------------------------------------------------------------------------------------------------------------
                                                                        Year ended December 31, 1997

                                                                Income               Shares          Per-Share
                                                              (Numerator)         (Denominator)       Amount
-------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
        Basic EPS
        Net income available to common stockholders            $  81,052               87,130          $0.93

          Effect of dilutive securities
          PRIDES                                                  22,409               24,521
          Series D redeemable preferred stock                      1,060                5,421
          HCPH Special Shares                                                           2,237
          Stock options                                                                   177

        Diluted EPS
        Net income available to common stockholders
             and assumed conversions                           $ 104,521              119,486          $0.87
-------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                 Year ended December 31, 1996

                                                                Income               Shares          Per-Share
                                                              (Numerator)         (Denominator)       Amount
--------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
        Basic EPS
        Net income available to common stockholders            $  32,077               79,081        $  0.41

        Effect of dilutive securities
             Series D redeemable preferred stock                   1,087                5,655
             Stock options                                                                 48

        Diluted EPS
        Net income available to common stockholders
             and assumed conversions                           $  33,164               84,784        $  0.39
--------------------------------------------------------------------------------------------------------------


                                                 Year ended December 31, 1995

                                                                Income               Shares          Per-Share
                                                              (Numerator)         (Denominator)       Amount
--------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
        Basic EPS
        Net income available to common stockholders            $   6,052               67,215        $  0.09

        Effect of dilutive securities
                Series D redeemable preferred stock                  271                1,228

        Diluted EPS
        Net income available to common stockholders
             and assumed conversions                           $   6,323               68,443        $  0.09
--------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


 (16)   DIRECT SUBSCRIPTION CAMPAIGN COSTS, NET AND INFREQUENT ITEMS

-----------------------------------------------------------------------------------------------------------------------
                                                                                1997             1996          1995
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
        Costs related to direct subscription campaign                       $   22,191          32,327            --
        Costs incurred with respect to terminated employees                      3,052           9,240            --
        Reorganization expenses                                                   --              --             8,000
-----------------------------------------------------------------------------------------------------------------------

                                                                            $   25,243          41,567           8,000
-----------------------------------------------------------------------------------------------------------------------


(17)    OTHER INCOME

--------------------------------------------------------------------------------------------------------------
                                                                      1997              1996             1995
--------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Gain on sale of Fairfax investment (note 3)                       $   66,128           53,518             --
Gain on sale of marketable securities                                   --               --             11,968
Gain on sales of assets (note 2(a))                                    2,768           17,899             --

Other                                                                 (1,635)         (13,158)           2,730
--------------------------------------------------------------------------------------------------------------
                                                                  $   67,261           58,259           14,698
--------------------------------------------------------------------------------------------------------------

        The other in 1996 represents the write off of the carrying value of fixed assets and certain investments at Southam.


(18)    STOCK OPTION PLAN

        During May 1994, the Company adopted the Hollinger International Inc. 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan was amended in September 1996 to increase the numbers of shares authorized for issuance up to 1,471,140 shares. In 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan") which replaces the 1994 Plan. The Plan is administered by a committee of the Board of Directors. The Committee has the authority to determine the employees to whom awards will be made, the amount and type of awards, and the other terms and conditions of the awards.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        The Incentive Plan provides for awards of up to 5,156,915 shares of Class A Common Stock. The Incentive Plan authorizes the grant of incentive stock options and nonqualified stock options. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had the Company determined compensation costs based on the fair value at the grant date of its stock options under FASB Statement of Financial Accounting Standards No. 123 ("FAS 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma effect includes compensation expense related to stock options at Southam.

-----------------------------------------------------------------------------------------------------
                                                             1997             1996              1995
-----------------------------------------------------------------------------------------------------
                                                            (in thousand except per share amounts)

Net earnings as reported                                $   104,521           42,785            6,323
Pro forma net earnings                                      102,469           41,924            5,872



Basic earnings per share as reported                    $      0.93             0.41             0.09

Diluted earnings per share as reported                         0.87             0.39             0.09



Pro forma basic earnings per share                      $      0.90             0.39             0.08

Pro forma diluted earnings per share                           0.85             0.38             0.08
-----------------------------------------------------------------------------------------------------

        Pro forma net earnings reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and the compensation cost for options granted prior to January 1, 1995 is not considered.

        Calculating the compensation cost consistent with FAS 123, the fair value of each stock option granted during 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997, 1996 and 1995, respectively: dividend yield of 2.9%, 4.0% and 0.8%; expected volatility of 25.7%,47.5% and 47.4%; risk-free interest rates of 5.4%, 6.6% and 6.1%, and expected lives of ten years. Weighted average fair value of options granted by the Company during 1997, 1996 and 1995 was $5.80, $4.11 and $7.64, respectively. For
        Southam, the fair value of each stock option granted during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

        pricing model with the following weighted-average assumptions used in grants in fiscal 1996 and 1995, respectively: dividend yield of 1.3% and 1.1%; expected volatility of 30.4% and 30.4%; risk-free interest rates of 6.1% and 7.5%; and expected lives of six years. The weighted average fair value of options granted by Southam during 1996 and 1995 was $4.24 and $4.29, respectively. The were no stock options granted by Southam in 1997.

        Stock option activity with respect of the Company's stock options was as follows:

-------------------------------------------------------------------------------------------------------------
                                                                        Number of        Weighted Average
                                                                         Shares           Exercise Price
-------------------------------------------------------------------------------------------------------------

        Options outstanding at December 31, 1994                          505,500             $    13.00
        Options granted                                                   355,000                  12.40
        Options canceled                                                  (29,000)                 13.00
-------------------------------------------------------------------------------------------------------------
        Options outstanding at December 31, 1995                          831,500                  12.74
        Options granted                                                   492,000                   9.93
        Options canceled                                                  (42,000)                 13.00
-------------------------------------------------------------------------------------------------------------
        Options outstanding at December 31, 1996                        1,281,500                  11.65
        Options granted                                                   832,000                  10.06
        Options canceled                                                  (14,000)                  9.71
-------------------------------------------------------------------------------------------------------------
        Options outstanding at December 31, 1997                        2,099,500             $    11.01
-------------------------------------------------------------------------------------------------------------
        Options exercisable at December 31, 1995                          119,125             $    13.00
        Options exercisable at December 31, 1996                          306,000             $    12.82
        Options exercisable at December 31, 1997                          601,875             $    12.22
-------------------------------------------------------------------------------------------------------------

        Southam has a stock option plan under which options have been granted to executives and employees. At December 31, 1997, 10,000 options for shares had been granted and 5,000 shares were exercisable at that date. At December 31, 1996, options for 683,400 shares had been granted with 185,700 options exercisable at that date. Southam's total common shares outstanding at December 31, 1997 were 77,974,023.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


(19)    COMMITMENTS AND CONTINGENCIES

         (a) The Telegraph has guaranteed the joint venture partners' share of leasing obligations to third parties of the printing joint ventures which amounted to $22,959,000 ((pound)13,976,000) at December 31, 1997. These obligations are also guaranteed jointly and severally by each joint venture partner.

         (b) In connection with the Company's insurance program, letters of credit are required to support certain projected workers' compensation obligations. At December 31, 1997, letters of credit in the amount of $2,441,0000 were outstanding.


(20)    SEGMENT INFORMATION

        The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies which operate in the same business as the Company. The following is a summary of the geographic segments of the
        Company:

-------------------------------------------------------------------------------------------------------------------
                                                                  Year ended December 31, 1997
                                            -----------------------------------------------------------------------
                                                                      United          United
                                                     Total             States         Kingdom        Canada
-------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Operating revenues                                 $2,211,530         633,633         492,270       1,085,627
-------------------------------------------------------------------------------------------------------------------

Total operating costs and expenses                  1,923,808         551,962         463,428         908,418
-------------------------------------------------------------------------------------------------------------------

Operating income                                   $  287,722          81,672          28,842         177,208
-------------------------------------------------------------------------------------------------------------------

Equity in earnings of affiliates                   $    5,807           5,765            --                42
-------------------------------------------------------------------------------------------------------------------

Identifiable assets                                $2,973,910         899,261         627,182       1,447,467
Investments in affiliates                              50,011           2,027          17,367          30,617
-------------------------------------------------------------------------------------------------------------------

Total assets                                       $3,023,921         901,288         644,549       1,478,084
-------------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                                                  Year ended December 31, 1996
                                            ---------------------------------------------------------------------------------
                                                                      United          United                          Other
                                                     Total             States         Kingdom        Canada         Countries
-----------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)

Operating revenues                                 $2,074,022         607,372         451,902       1,014,748            --
-----------------------------------------------------------------------------------------------------------------------------

Total operating costs and expenses                  1,926,055         549,862         443,930         932,263            --
-----------------------------------------------------------------------------------------------------------------------------

Operating income                                   $  147,967          57,510           7,972          82,485            --
-----------------------------------------------------------------------------------------------------------------------------

Equity in earnings of affiliates                   $   12,050             911            --                13          11,126
-----------------------------------------------------------------------------------------------------------------------------

Identifiable assets                                $3,227,048         818,163       1,071,846       1,337,039            --
Investments in affiliates                             198,496           1,513         194,946           2,037            --
-----------------------------------------------------------------------------------------------------------------------------

Total assets                                       $3,425,544         819,676       1,266,792       1,339,076            --
-----------------------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                  Year ended December 31, 1995
                                            ---------------------------------------------------------------------------------
                                                                      United          United                          Other
                                                     Total             States         Kingdom        Canada         Countries
-----------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)

Operating revenues                                 $1,078,514         559,214         405,037         114,263             --
-----------------------------------------------------------------------------------------------------------------------------

Total operating costs and expenses                  1,016,650         527,774         377,352         111,524             --
-----------------------------------------------------------------------------------------------------------------------------

Operating income                                   $   61,864          31,440          27,685           2,739             --
-----------------------------------------------------------------------------------------------------------------------------

Equity in earnings of affiliates                   $   14,356             716            --           (11,022)          24,662
-----------------------------------------------------------------------------------------------------------------------------

Identifiable assets                                $1,274,171         745,051         361,527         167,593             --
Investments in affiliates                             463,809           1,102         462,425             282             --
-----------------------------------------------------------------------------------------------------------------------------

Total assets                                       $1,737,980         746,153         823,952         167,875             --
-----------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

        The "Other Countries" geographic segment includes equity earnings from Australia.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


 (21)   RELATED-PARTY TRANSACTIONS

        During 1996, the Company paid Hollinger Inc. the remaining balance of the working capital adjustment of $13,832,000 due under the terms of the Reorganization. Approximately $6,000,000 of the working capital adjustment was paid in 1995. In 1996, the Company also paid Hollinger Inc. $3,500,000 for expenses incurred in connection with the Reorganization.

        Other than the amounts due to Hollinger Inc. with respect to the Reorganization, all other amounts due to Hollinger Inc. represent cash advances and management and administrative expenses billed by Hollinger Inc. and a corporate affiliate of Hollinger Inc. Hollinger Inc. and its affiliate billed the Company for allocable expenses amounting to $26,506,000, $8,485,000 and $5,605,000 for 1997, 1996 and 1995,
        respectively.

(22)    SUBSEQUENT EVENTS

        On January 27, 1998, the Company completed a sale of approximately 80 community newspapers for aggregate cash consideration of approximately $310.0 million. The proceeds from the sale were used to pay off the AP-91 Notes and pay down $175.0 million of outstanding debt on the Bank Credit Facility. A pre-tax gain resulting from this transaction of approximately $206.0 million will be accounted for in 1998.

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


(23)    SUMMARIZED FINANCIAL INFORMATION

        Summarized balance sheet and income statement data for Hollinger International Publishing Inc. is as follows:

-----------------------------------------------------------------------------------------------------
                                                             1997            1996             1995
-----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Balance Sheet Data:
        Current assets                                  $   344,365          261,193          197,567
        Total assets                                      2,454,324        2,143,519        1,443,651
        Current liabilities                                 282,386          665,221          263,929
        Total liabilities                                 1,615,954        1,145,514          813,299
        Minority interest                                    74,878             --             97,297
        Redeemable preferred stock                           75,891          526,412          226,982
        Stockholder's equity                                687,602          471,593          306,073



Income Statement Data:
        Operating revenues                                1,349,766        1,059,274          964,251

        Operating income                                    142,386           76,715           59,125
        Net earnings                                        104,520           55,574           10,135
-----------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC, AND SUBSIDIARIES

--------------------------------------------------------------------------------


(24)    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial data for the years ended December 31, 1997 and 1996 are as follows:

-------------------------------------------------------------------------------------------------------------
                                                                             1997
                                                 ------------------------------------------------------------
                                                  First          Second           Third          Fourth
                                                 quarter        quarter         quarter         quarter
-------------------------------------------------------------------------------------------------------------
                                                         (in thousands, except per share data)
Total operating revenues                      $  514,243         562,021         523,658         611,608

Total operating income                        $   55,128          86,460          45,692         100,442

Net earnings                                      55,426          28,125           5,609          15,361

Basic earnings per share                            0.57            0.26            0.00            0.09
Diluted earnings per share                          0.47            0.24            0.00            0.09
-------------------------------------------------------------------------------------------------------------




                                                                             1996
                                                 -------------------------------------------------------------
                                                  First          Second           Third          Fourth
                                                 quarter        quarter         quarter         quarter
--------------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except per share data)

        Operating revenues as reported        $   303,024           324,027          300,609           342,922
        Operating revenues for Southam            181,875           208,629          194,557           218,379
                                              -----------       -----------      -----------       -----------
        Total operating revenues              $   484,899           532,656          495,166           561,301

        Operating income                      $    14,565            35,327           21,999            13,725
        Operating income for Southam                5,045            19,402            9,002            28,902
                                              -----------       -----------      -----------       -----------
        Total operating income                $    19,610            54,729           31,001            42,627

        Net earnings (loss)                        (4,540)           10,864           (3,993)           40,454

        Basic earnings (loss) per share             (0.07)             0.15            (0.11)             0.40
        Diluted earnings (loss) per share           (0.07)             0.14            (0.11)             0.34
--------------------------------------------------------------------------------------------------------------