Form 10-Q
period 1998-03-31
HOLLINGER INTERNATIONAL INC
filed 1998-05-15
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________


                          Commission File No.  0-24004

                          HOLLINGER INTERNATIONAL INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                             95-3518892
                   --------                             -----------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


 401 North Wabash Avenue, Suite 740, Chicago, Illinois        60611
 ------------------------------------------------------------------
 (Address of Principal executive offices)                (Zip Code)

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at May  11, 1998
      -----------------------         ----------------------------
      Class A Common Stock
      par value $.01 per share             71,651,899 shares

      Class B Common Stock
      par value $.01 per share             14,990,000 shares

                                      INDEX

                          HOLLINGER INTERNATIONAL INC.




PART I.            FINANCIAL INFORMATION                                                PAGE

Item 1.            Financial Statements                                                   1

Item 2.            Management's  Discussion  and  Analysis of  Financial
                   Condition and Results of Operations.                                   7

PART II            OTHER INFORMATION

Item 6.            Exhibits and reports on Form 8-K.                                     16

                   Signatures                                                            17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                      MARCH 31, 1997 (AMOUNTS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          1998              1997
                                                                      ------------      ------------
OPERATING REVENUES
    Advertising                                                       $    382,451      $    359,297
    Circulation                                                            129,678           127,877
    Job printing                                                            16,611            18,373
    Other                                                                    9,229             8,696
                                                                      ------------      ------------
        Total operating revenues                                           537,969           514,243
                                                                      ------------      ------------

OPERATING COSTS AND EXPENSES
    Newsprint                                                               84,289            71,021
    Compensation costs                                                     175,564           177,860
    Other operating costs                                                  187,695           173,524
    Direct subscription campaign costs, net and
      infrequent items                                                          --             8,345
    Depreciation and amortization                                           28,577            28,365
                                                                      ------------      ------------
    Total operating costs and expenses                                     476,125           459,115
                                                                      ------------      ------------
    Operating income                                                        61,844            55,128

Other income (expense)
    Interest expense                                                       (26,426)          (28,382)
    Amortization of debt issue costs                                        (1,387)           (3,698)
    Equity in earnings of affiliates                                          (368)              242
    Interest and dividend income                                             2,633             2,946
    Other income, net                                                      194,710            67,693
                                                                      ------------      ------------
      Total other income (expense)                                         169,162            38,801
                                                                      ------------      ------------
Earnings before income taxes, minority
    interest and extraordinary item                                        231,006            93,929
Provision for income taxes                                                  90,982            28,022
                                                                      ------------      ------------
Earnings before minority interest and
   extraordinary item                                                      140,024            65,907
Minority interest                                                            6,954            10,481
                                                                      ------------      ------------
Earnings before extraordinary item                                         133,070            55,426
Extraordinary loss on debt extinguishments                                  (5,067)               --
                                                                      ------------      ------------
Net earnings                                                          $    128,003      $     55,426
                                                                      ============      ============

Basic earnings per share before extraordinary item                    $       1.20      $       0.49
                                                                      ============      ============
Diluted earnings per share before extraordinary item                  $       1.10      $       0.47
                                                                      ============      ============

Basic earnings per share                                              $       1.15      $       0.49
                                                                      ============      ============
Diluted earnings per share                                            $       1.06      $       0.47
                                                                      ============      ============

Weighted average shares outstanding- basic                                 111,097           111,807
                                                                      ============      ============
Weighted average shares outstanding- diluted                               121,135           117,506
                                                                      ============      ============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                                                MARCH 31,          DECEMBER 31,
ASSETS                                                                             1998                1997
                                                                              --------------      --------------
                                                                               (Unaudited)
Current assets:
      Cash and cash equivalents                                               $      103,186      $      107,384
      Accounts receivable, net                                                       317,198             315,894
      Due from affiliates                                                             26,198              18,411
      Inventories                                                                     43,361              32,454
      Other current assets                                                            23,321              31,110
                                                                              --------------      --------------
          Total current assets                                                       513,264             505,253

Property, plant and equipment, net of
      accumulated depreciation                                                       621,342             615,579
Investments in affiliates                                                             50,346              50,011
Other investments, at cost                                                            79,430              75,720
Intangible assets, net of accumulated amortization                                 1,631,977           1,671,210
Deferred financing costs and other assets                                            106,620             106,148
                                                                              --------------      --------------
                                                                              $    3,002,979      $    3,023,921
                                                                              ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current installments of long-term debt                                  $        6,444      $       35,560
      Accounts payable                                                                94,053             101,925
      Accrued expenses                                                               189,395             195,109
      Deferred revenue                                                                79,469              85,887
      Income taxes payable                                                            90,944              30,407
                                                                              --------------      --------------
           Total current liabilities                                                 460,305             448,888

Long-term debt, less current installments                                          1,217,383           1,392,855
Other long-term liabilities                                                          230,472             215,651
                                                                              --------------      --------------
      Total liabilities                                                            1,908,160           2,057,394

Minority interest                                                                    209,874             203,034

Redeemable preferred stock                                                            76,261              75,891

Stockholders' equity:
      Convertible preferred stock                                                    195,104             195,104
      Class A common stock                                                               726                 726
      Class B common stock                                                               150                 150
      Additional paid-in capital                                                     358,682             358,871
      Cumulative translation adjustment                                              (13,558)            (27,978)
      Retained earnings                                                              281,657             175,802
                                                                              --------------      --------------
                                                                                     822,761             702,675

Class A common stock in treasury, at cost                                            (14,077)            (15,073)
                                                                              --------------      --------------
          Total stockholders' equity                                                 808,684             687,602
                                                                              --------------      --------------

                                                                              $    3,002,979      $    3,023,921
                                                                              ==============      ==============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                           MARCH 31, 1997 (AMOUNTS IN
                                   THOUSANDS)
                                   (UNAUDITED)


                                                           1998           1997
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                      $ 128,003      $  55,426

      Items not involving cash:
          Depreciation and amortization                    28,577         28,365
          Amortization of debt issue costs                  1,387          3,698
          Equity in net earnings of affiliates, net           368           (559)
          Minority interest                                 6,954         10,481
          Gain on sale of investment                           --        (66,026)
          Gain on sale of assets                         (166,997)            --
          Other non-cash items                             (3,003)        33,721
      Changes in working capital net                       36,435        (64,875)
                                                        ---------      ---------

          Cash provided by operating activities            31,724            231
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                (44,172)       (24,374)
      Proceeds from sales of assets                           244            956
      Additions to investments                             (8,324)            --
      Acquisitions, net                                   (44,709)        (1,293)
      Proceeds on disposal of investments                 279,055        233,082
      Collections on long-term receivables                  4,335          2,971
      Other investing activities                              (52)        (4,699)
                                                        ---------      ---------

          Cash provided by investing activities           186,377        206,643
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                         19,000        550,000
      Repayments of long-term debt                       (226,112)       (77,743)
      Repayments of short-term debt                            --       (495,478)
      Payment of debt issue costs                            (200)       (23,986)
      Changes due to affiliated companies                  (2,874)        22,739
      Proceeds from stock options exercised                   996             --
      Dividends to minority interests                      (1,129)        (4,119)
      Cash dividends paid                                 (15,983)       (13,643)
      Other financing activities                              181          3,634
                                                        ---------      ---------

          Cash used in financing activities              (226,121)       (38,596)
                                                        ---------      ---------

Effect of exchange rate changes on cash                     3,822        (15,753)
                                                        ---------      ---------

Net increase (decrease) in cash                            (4,198)       152,525
Cash at beginning of period                               107,384        148,550
                                                        ---------      ---------


Cash at end of period                                   $ 103,186      $ 301,075
                                                        =========      =========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997


NOTE 2 - PRINCIPLES OF PRESENTATION AND CONSOLIDATION

         The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which owns approximately 59.9% of the combined equity ownership interest and approximately 84.3% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock").

         All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.


NOTE 3 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting requirements for comprehensive income and its components; however, the adoption of this statement has no effect on the Company's net earnings or total stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $142,423,000 and $11,145,000, respectively.

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                   (UNAUDITED)



NOTE 4 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997:

                                                     Three months ended March 31, 1998
                                                   Income          Shares       Per-Share
                                                 (Numerator)    (Denominator)     Amount
                                                  ----------     ----------     ----------
                                                               (in thousands)
Basic EPS
  Net income available to common stockholders     $  127,741        111,097     $     1.15
Effect of dilutive securities
    Series D Preferred Stock                             262          5,484
    HCPH Special Shares                                               3,985
    Stock options                                                       569

Diluted EPS
  Net income available to common stockholders
    and assumed conversions                       $  128,003        121,135     $     1.06
                                                  ==========     ==========     ==========


                                                     Three months ended March 31, 1997
                                                   Income          Shares       Per-Share
                                                 (Numerator)    (Denominator)     Amount
                                                  ----------     ----------     ----------
                                                                 (in thousands)
Basic EPS
  Net income available to common stockholders     $   55,159        111,807     $     0.49
Effect of dilutive securities
    Series D Preferred Stock                             267          5,598
    Stock options                                                       101

Diluted EPS
  Net income available to common stockholders
    and assumed conversions                       $   55,426        117,506     $     0.47
                                                  ==========     ==========     ==========


NOTE 5 - AMENDMENT TO THE CREDIT AGREEMENT

         On March 30, 1998, the parties to the Bank Credit facility entered into a Third Amended and Restated Credit Agreement (the "Third Amendment"), amending and restating the Bank Credit Facility. The Third Amendment amends certain terms and conditions of the Bank Credit Facility, primarily extending the maturity date to December 31, 2004, decreasing commitment fees, and increasing the amount of Company stock permitted to be repurchased to $30 million.

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS - CONTINUED
                                   (UNAUDITED)




NOTE 6 - SALE OF COMMUNITY NEWSPAPERS

         In January 1998 the Company sold approximately 80 community newspapers with a paid daily circulation of approximately 420,000. The proceeds from the sale were $310.0 million and the pre-tax gain recognized was $196.0 million. The proceeds from the sale were used to payoff the AP-91 Senior Notes and paydown the Bank Credit Facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The United States Newspaper Group consists of the Chicago Group, which includes the Chicago Sun-Times, Post Tribune and suburban newspapers in the Chicago metropolitan area, and the Community Group, which includes the Company's community newspapers, operating in 23 states, and for reporting and administrative purposes, Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. ("Southam") and the Canadian Newspapers acquired from Hollinger Inc.

In January 1998, the Company acquired the Post-Tribune in Gary, Indiana and sold approximately 80 community newspapers for gross cash proceeds of approximately $310.0 million. The proceeds were used to retire the AP-91 Senior Notes and paydown outstanding debt on the Bank Credit Facility.

CONSOLIDATED RESULTS OF OPERATIONS

First quarter 1998 net earnings were $128.0 million or $1.15 per share compared with $55.4 million or $0.49 per share in 1997. Earnings before extraordinary items in 1998 were $133.1 million, or $1.20 per share. There were no extraordinary items in 1997. The extraordinary item represents the make-whole premium that was paid in conjunction with retiring the AP-91 Senior Notes.

There were a number of non-recurring items in both years affecting the results for the quarter. Non-recurring items in 1998 include the gain on sale of community newspapers, loss on disposal of assets, and redundancy costs. The non-recurring item in 1997 was the gain on the sale of the Fairfax interest. Net income excluding the non-recurring items amounted to $15.2 million or 13 cents per share in the first quarter of 1998 compared to $6.7 million or 6 cents per share in the first quarter of 1997.

Operations in the Community Group and at Southam were affected by acquisitions and disposals. On a "same store" basis the Community Group revenues and EBITDA were $39.4 million and $10.6 million, respectively, in 1998 compared to $38.2 million and $10.4 million, respectively, in 1997. For Southam, on a "same store" basis, revenue and EBITDA were $205.1 million and $37.8 million, respectively, in 1998 compared to $193.2 million and $35.1 million, respectively, in 1997.

Operating revenue for the first quarter of 1998 increased $23.8 million to $538.0 million from $514.2 million in 1997. The increase in revenue was largely due to company wide improvements in advertising revenue, which increased 6.4% over the prior year.

EBITDA for the first quarter of 1998 increased 8.3% to $90.4 million from $83.5 million in 1997. Operating income increased 12.2% to $61.8 million in the first quarter of 1998 from $55.1 million for the same period in 1997.

EBITDA and operating income increased not withstanding the disposition of the community newspapers, which had added $6.4 million to EBITDA and $4.5 million to operating income in the first quarter of 1997. The increases in EBITDA and operating income are primarily due to increased advertising and circulation revenue offset, in part, by increased newsprint expense.

Newsprint expense for the first quarter 1998 increased 13.0% to $84.3 million from $74.6 million in 1997 (including $3.6 million of newsprint related to the direct prepaid subscription campaign). The increase is due to both increased prices and increased consumption. The Company doesn't expect significant price fluctuations in the near future. Compensation costs as a percentage of sales were 32.6% for the first quarter of 1998 and 34.6% for the first quarter of 1997. Other operating costs (including $4.7 million of costs in 1997 related to the direct prepaid subscription campaign) remained fairly consistent at 34.9% and 34.7% as a percentage of sales for the first quarter of 1998 and 1997, respectively.

Operating results in the first quarter of 1997 were affected by net costs of the direct prepaid subscription campaign in the United Kingdom; these costs were disclosed separately on the income statement. However, significant renewals at higher subscription prices and the related improved advertising revenue eliminated the loss from the direct prepaid subscription campaign and the costs and revenues related to the campaign are no longer disclosed separately.

Interest expense decreased 6.9% to $26.4 million for the first quarter of 1998 from $28.4 million in 1997. The lower interest expense was due to lower debt levels as the proceeds from the sale of the community newspapers were used to retire the AP-91 Senior Notes and paydown debt on the Bank Credit Facility offset, in part, by increased debt as a result of the acquisition of additional interest in Southam in July 1997. Amortization of debt issue costs decreased $2.3 million from $3.7 million in the first quarter of 1997 to $1.4 million in 1998. The expense in the first quarter of 1997 included amortization on debt issue costs that were written off in the fourth quarter of 1997.

Other income in 1998 includes a $196.0 million gain on the sale of the community newspapers offset by a $1.4 million loss on disposal of assets and in 1997 included a $65.0 million pre-tax gain on the sale of the Fairfax investment.

Minority interest decreased $3.5 million to $7.0 million in the first quarter of 1998 from $10.5 million in 1997. Minority interest in the first quarter 1997 included $2.6 million in dividends on preferred stock at DTH and FDTH; the preferred stock was retired in the second quarter of 1997. In addition, the Company had a higher ownership percentage in Southam in the first quarter of 1998 as compared to 1997 resulting in the lower minority interest.

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                1998              1997
                                                            ------------      ------------
                                                               Amount            Amount
Operating revenues:                                          (dollar amounts in thousands)
       United States Newspaper Group                        $    136,895      $    146,277
       U.K. Newspaper Group                                      140,912           122,316
       Canadian Newspaper Group                                  260,162           245,650
                                                            ------------      ------------
Total operating revenue                                     $    537,969      $    514,243
                                                            ============      ============

Operating income:
       United States Newspaper Group                        $     12,452      $     16,877
       U.K. Newspaper Group                                       18,813             7,997
       Canadian Newspaper Group                                   30,579            30,254
                                                            ------------      ------------
Total operating income                                      $     61,844      $     55,128
                                                            ============      ============

EBITDA:
       United States Newspaper Group                        $     21,764      $     27,222
       U.K. Newspaper Group                                       23,513            12,639
       Canadian Newspaper Group                                   45,144            43,632
                                                            ------------      ------------
Total EBITDA                                                $     90,421      $     83,493
                                                            ============      ============

Operating revenues:
       United States Newspaper Group                                25.4%             28.4%
       U.K. Newspaper Group                                         26.2%             23.8%
       Canadian Newspaper Group                                     48.4%             47.8%
                                                            ------------      ------------
Total operating revenue                                            100.0%            100.0%
                                                            ============      ============

Operating income:
       United States Newspaper Group                                20.1%             30.6%
       U.K. Newspaper Group                                         30.4%             14.5%
       Canadian Newspaper Group                                     49.5%             54.9%
                                                            ------------      ------------
Total operating income                                             100.0%            100.0%
                                                            ============      ============

EBITDA Margin:
       United States Newspaper Group                                15.9%             18.6%
       U.K. Newspaper Group                                         16.7%             10.3%
       Canadian Newspaper Group                                     17.4%             17.8%
Total EBITDA Margin                                                 16.8%             16.2%

EBITDA:
       United States Newspaper Group                                24.1%             32.6%
       U.K. Newspaper Group                                         26.0%             15.1%
       Canadian Newspaper Group                                     49.9%             52.3%
                                                            ------------      ------------
Total EBITDA                                                       100.0%            100.0%
                                                            ============      ============

                                                            Three Months Ended March 31,
                                                            -----------------------------
                                                                 1998            1997
                                                            ------------     ------------
                                                               Amount           Amount
                                                            ------------     ------------
United States Newspaper Group                               (dollar amounts in thousands)
       Operating revenue
             Advertising                                    $     94,696     $     96,905
             Circulation                                          32,545           37,214
             Job printing                                          9,654           12,158
                                                            ------------     ------------
       Total operating revenue                                   136,895          146,277
                                                            ------------     ------------

       Operating costs
             Newsprint                                            21,979           20,387
             Compensation costs                                   52,882           55,542
             Other operating costs                                40,270           43,126
             Depreciation and amortization                         9,312           10,345
                                                            ------------     ------------
       Total operating costs                                     124,443          129,400
                                                            ------------     ------------
       Operating income                                     $     12,452     $     16,877
                                                            ============     ============

U.K. Newspaper Group
       Operating revenue
             Advertising                                    $     96,732     $     84,954
             Circulation                                          40,236           33,217
             Job Printing                                          3,944            4,145
                                                            ------------     ------------
       Total operating revenue                                   140,912          122,316
                                                            ------------     ------------

       Operating costs
             Newsprint                                            26,089           22,527
             Compensation costs                                   21,924           20,788
             Other operating costs                                69,386           58,017
             Direct subscription campaign costs, net
                    and infrequent items                              --            8,345
             Depreciation and amortization                         4,700            4,642
                                                            ------------     ------------
       Total operating costs                                     122,099          114,319
                                                            ------------     ------------

       Operating income                                     $     18,813     $      7,997
                                                            ============     ============

Canadian Newspaper Group
       Operating revenue
             Advertising                                    $    191,023     $    177,438
             Circulation                                          56,897           57,446
             Job Printing                                         12,242           10,766
                                                            ------------     ------------
       Total operating revenue                                   260,162          245,650
                                                            ------------     ------------

       Operating costs
             Newsprint                                            36,221           28,107
             Compensation costs                                  100,758          101,530
             Other operating costs                                78,039           72,381
             Depreciation and amortization                        14,565           13,378
                                                            ------------     ------------
       Total operating costs                                     229,583          215,396
                                                            ------------     ------------

       Operating income                                     $     30,579     $     30,254
                                                            ============     ============

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                1998              1997
                                                            ------------      ------------
                                                             Percentage        Percentage
                                                            ------------      ------------
United States Newspaper Group                                (dollar amounts in thousands)
       Operating revenue
             Advertising                                            69.1%             66.3%
             Circulation                                            23.8%             25.4%
             Job printing                                            7.1%              8.3%
                                                            ------------      ------------
       Total operating revenue                                     100.0%            100.0%
                                                            ------------      ------------

       Operating costs
             Newsprint                                              16.1%             13.9%
             Compensation costs                                     38.6%             38.0%
             Other operating costs                                  29.4%             29.5%
             Depreciation and amortization                           6.8%              7.1%
                                                            ------------      ------------
       Total operating costs                                        90.9%             88.5%
                                                            ------------      ------------

       Operating income                                              9.1%             11.5%
                                                            ============      ============

U.K. Newspaper Group
       Operating revenue
             Advertising                                            68.6%             69.4%
             Circulation                                            28.6%             27.2%
             Job Printing                                            2.8%              3.4%
                                                            ------------      ------------
       Total operating revenue                                     100.0%            100.0%
                                                            ------------      ------------

       Operating costs
             Newsprint                                              18.5%             18.4%
             Compensation costs                                     15.6%             17.0%
             Other operating costs                                  49.3%             47.4%
             Direct subscription campaign costs, net
                    and infrequent items                               -               6.8%
             Depreciation and amortization                           3.3%              3.8%
                                                            ------------      ------------
       Total operating costs                                        86.7%             93.4%
                                                            ------------      ------------

       Operating income                                             13.3%              6.6%
                                                            ============      ============

Canadian Newspaper Group
       Operating revenue
             Advertising                                            73.4%             72.2%
             Circulation                                            21.9%             23.4%
             Job Printing                                            4.7%              4.4%
                                                            ------------      ------------
       Total operating revenue                                     100.0%            100.0%
                                                            ------------      ------------

       Operating costs
             Newsprint                                              13.9%             11.4%
             Compensation costs                                     38.7%             41.3%
             Other operating costs                                  30.0%             29.5%
             Depreciation and amortization                           5.7%              5.4%
                                                            ------------      ------------
       Total operating costs                                        88.3%             87.6%
                                                            ------------      ------------

       Operating income                                             11.7%             12.4%
                                                            ============      ============

GROUP OPERATING RESULTS

UNITED STATES NEWSPAPER GROUP

CHICAGO GROUP

Revenue for the Chicago Group increased $10.3 million to $89.6 million in the first quarter of 1998 from $79.3 million for the same period in 1997. The acquisition of the Gary Post-Tribune in January 1998 added $7.0 million to revenue in the first quarter of 1998. All areas of advertising, national, retail and classified, showed increases with advertising revenues for Chicago Group entities owned in both years increasing $5.6 million. Circulation revenue for entities owned in both years decreased by 4.3% from the first quarter in 1997 primarily as a result of a promotional campaign at the Chicago Sun-Times, which reduced the cover price on Sundays. The promotional campaign was launched in response to cover price reductions made by the competition, which is not continuing.

On a "same store" basis, compensation costs as a percentage of revenues at the Chicago Group remained relatively flat at 40.1% in 1998 compared to 40.7% in 1997. Newsprint expense increased due to higher newsprint prices and increased consumption. EBITDA on a "same store" basis declined $0.8 million due to increased head office cost allocation and increased newsprint expense being partly offset by increased operating revenue. However, the acquisition of the Gary Post-Tribune added $0.8 million to EBITDA; EBITDA for the Chicago Group in total remained flat at $10.0 million in both periods. Operating income declined $0.7 million.

COMMUNITY GROUP

The overall decrease in Community Group operating revenues, EBITDA and operating income is due to the sale of the 80 community newspapers in January 1998. Revenue attributable to the newspapers sold was $23.8 million in the first quarter of 1997. On a "same store" basis the Community Group revenues and EBITDA were $39.4 million and $10.6 million in 1998 compared to $38.2 million and $10.4 million in 1997. For properties owned in both years newsprint expense increased 12.2% primarily due to increased newsprint prices. For properties owned in both years, compensation costs as a percentage of revenues were 34.1% in 1998 compared to 33.2% in 1997, while other operating costs declined from 28.4% in 1997 to 26.9% in 1998.

U.K. NEWSPAPER GROUP

First quarter operating revenues for the U.K. Newspaper Group increased 15.2% to $140.9 million in 1998 from $122.3 million in 1997. In pounds sterling, advertising revenue increased 12.7% and circulation revenue increased 20.0%. The increase in circulation revenue is primarily the result of the participants in the prepaid direct subscription campaign renewing at higher prices. Advertising revenue increased due to the direct prepaid subscription campaign and a stronger economy in the U.K.

EBITDA for the U.K. Newspaper Group was $23.5 million in the first quarter of 1998 compared to $12.6 million in 1997. Operating income in 1998 was $18.8 million compared to $8.0 million in 1997. The results in 1997 included a deduction of $8.3 million for costs related to the direct prepaid subscription campaign, which were shown as a separate item. This expense included all costs net of direct revenue related to the campaign. As of the fourth quarter of 1997, the net costs of the campaign had declined and advertising revenue had increased, sufficient that no separate charge is necessary. Newsprint expense for the first quarter 1998 were unchanged from the newsprint expense of $26.1 million (including $3.6 million of newsprint costs associated with the direct subscription campaign) in 1997. Even though newsprint consumption had increased, newsprint prices remained lower as a result of longer term pricing contracts entered into in the U.K. Compensation costs as a percentage of revenues decreased to 15.6% in 1998 compared to 17.0% in 1997. Other operating costs (including $4.7 million of costs in 1997 related to the direct prepaid subscription campaign) as a percentage of revenues decreased to 49.2% in 1998 compared to 51.3% in 1997.

CANADIAN NEWSPAPER GROUP

First quarter operating revenue for the Canadian Newspaper Group increased $14.5 million from $245.7 million in the first quarter of 1997 to $260.2 million for the comparable period in 1998, an increase of 5.9%. Advertising revenue increased $13.6 million in the first quarter of 1998 from the comparable period in the prior year with Southam representing $13.0 million of the increase.

Operations in Southam were affected by acquisitions and disposals. Revenue and EBITDA, on a "same store" basis, were $205.1 million and $37.8 million, respectively, in 1998 compared to $193.2 million and $35.1 million, respectively, in 1997.

The Canadian Newspaper Group's operating income for the first quarter increased by $0.3 million from first quarter 1997. Newsprint expense increased 28.9% due to both higher newsprint prices and increased consumption. Compensation expense as a percentage of sales decreased to 38.7% for the first quarter of 1998 from 41.3% for the first quarter of 1997. Depreciation and amortization in 1998 was $14.6 million, an increase of $1.2 million from 1997. This primarily related to the increased intangible asset resulting from the acquisition of the additional Southam interest in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital consists of current assets less current liabilities. Working capital was $53.0 million at March 31, 1998 compared to $56.4 million at December 31, 1997. Current assets were $513.3 million at March 31, 1998 compared with $505.3 million at December 31, 1997. Inventories increased $10.9 million resulting from increased newsprint buying prior to a price increase in the second quarter of 1998. Current liabilities, excluding debt obligations, were $453.9 million at March 31, 1998, compared with $413.3 million at December 31, 1997. The increase is primarily due to the tax payable on the gain on sale of the community newspapers.

DEBT

Long-term debt, including the current portion, was $1.22 billion at March 31, 1998 compared with $1.43 billion at December 31, 1997. The decrease is primarily due to the retirement of the AP-91 Senior Notes and the paydown of debt on the Bank Credit Facility with proceeds from the sale of community newspapers.

BANK CREDIT FACILITY

On March 30, 1998 the parties to the Bank Credit facility entered into a Third Amended and Restated Credit Agreement (the "Third Amendment"), amending and restating the Bank Credit Facility. The Third Amendment amends certain terms and conditions of the Bank Credit Facility primarily extending the maturity date to December 31, 2004, decreasing commitment fees, and increasing the amount of Company stock permitted to be repurchased to $30 million.

EBITDA

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and other income was $90.4 million for the first quarter of 1998 compared with $83.5 million for the first quarter 1997. The Company believes that EBITDA is important to its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA.

CASH FLOWS

Cash flows from operating activities were $31.7 million in the first quarter of 1998, compared with $0.2 million in the first quarter of 1997. Excluding changes in working capital (other than cash), cash used in operating activities was $4.7 million in 1998 and cash provided by operating activities was $65.1 million in 1997.

Cash flows provided by investing activities were $186.4 million in 1998, largely due to the sale of a group of community newspapers, and $206.6 million in 1997, largely due to the sale of the interest in Fairfax.

Cash flows used in financing activities were $226.1 million in 1998, primarily to paydown debt and $38.6 million in 1997.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities and, in the case of the United States Newspaper Group, borrowings from institutional lenders, proceeds from one debt offering, two equity offerings, one PRIDES offering in 1996 and two debt offerings in March 1997.

DIVIDENDS AND OTHER COMMITMENTS

The Company's sales of Class A Common Stock and PRIDES have significantly increased its dividend obligations and the Company also has significant debt service obligations, capital expenditures, management fees due to Hollinger Inc. and its affiliates and dividends on its Series C Preferred Stock and Series D Preferred Stock.

The amount available for the payment of dividends and other obligation by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the

Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of March 31, 1998, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $41.1 million. The foregoing calculation is based on the sum of the following for the period January 1, 1998 to March 31, 1998: (i) 50% of the sum of (x) consolidated net income of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K

                  The Company filed a report on Form 8-K under Item 2 on January 27, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant

Date:  May 15, 1998                    By: /S/ J. A. Boultbee
                                          --------------------------------
                                          J. A. Boultbee
                                          Executive Vice President, and
                                          Chief Financial Officer