Form 10-Q
period 1998-06-30
HOLLINGER INTERNATIONAL INC
filed 1998-08-14
CIK 868512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                  Yes  X    No
                                      ---     ---


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at August 10, 1998
--------------------------                   ------------------------------
Class A Common Stock
par value $.01 per share                          89,986,197 shares

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

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.
                                                                             8
PART II    OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K.                                 19

           Signatures                                                        20


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                             1998 AND JUNE 30, 1997
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     1998            1997          1998             1997
                                                  ------------   ------------   -----------    -----------
OPERATING REVENUES
    Advertising                                       411,737    $   401,621    $   794,188    $   760,918
    Circulation                                       129,440        130,717        259,118        258,594
    Job printing                                       17,518         18,980         34,129         37,353
    Other                                              10,476         10,703         19,705         19,399
                                                  -----------    -----------    -----------    -----------

        Total operating revenues                      569,171        562,021      1,107,140      1,076,264
                                                  -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
    Newsprint                                          87,772         77,893        172,061        148,914
    Compensation costs                                176,527        181,078        352,091        358,938
    Other operating costs                             181,717        182,481        369,412        356,005
    Direct subscription campaign costs, net and
       infrequent items                                  --            6,441           --           14,786
    Depreciation and amortization                      28,241         27,668         56,818         56,033
                                                  -----------    -----------    -----------    -----------

    Total operating costs and expenses                474,257        475,561        950,382        934,676
                                                  -----------    -----------    -----------    -----------

    Operating income                                   94,914         86,460        156,758        141,588

Other income (expense)
    Interest expense                                  (25,339)       (27,212)       (51,765)       (55,594)
    Amortization of debt issue costs                   (1,540)        (1,451)        (2,927)        (5,149)
    Equity in earnings (loss)
      of affiliates                                      (411)         5,380           (779)         5,622
    Interest and dividend income                        1,109          3,235          3,742          6,181
    Other income, net                                  39,805            376        234,515         68,069
                                                  -----------    -----------    -----------    -----------

      Total other income (expense)                     13,624        (19,672)       182,786         19,129
                                                  -----------    -----------    -----------    -----------

Earnings before income taxes, minority
    interest and extraordinary item                   108,538         66,788        339,544        160,717
Provision for income taxes                             43,965         24,479        134,947         52,501
                                                  -----------    -----------    -----------    -----------
Earnings before minority interest and
   extraordinary item                                  64,573         42,309        204,597        108,216
Minority interest                                      33,392         14,184         40,346         24,665
                                                  -----------    -----------    -----------    -----------
Earnings before extraordinary item                     31,181         28,125        164,251         83,551
Extraordinary loss on debt extinguishments               --             --           (5,067)          --
                                                  -----------    -----------    -----------    -----------

Net earnings                                      $    31,181    $    28,125    $   159,184    $    83,551
                                                  ===========    ===========    ===========    ===========

Basic earnings per share before
   extraordinary item
                                                  $      0.28    $      0.25    $      1.47    $      0.74
                                                  ===========    ===========    ===========    ===========
Diluted earnings per share before
   extraordinary item                             $      0.26    $      0.24    $      1.36    $      0.71
                                                  ===========    ===========    ===========    ===========

Basic earnings per share                          $      0.28    $      0.25    $      1.43    $      0.74
                                                  ===========    ===========    ===========    ===========
Diluted earnings per share                        $      0.26    $      0.24    $      1.32    $      0.71
                                                  ===========    ===========    ===========    ===========

Weighted average shares outstanding-basic             111,161        112,041        111,162        112,162
                                                  ===========    ===========    ===========    ===========
Weighted average shares outstanding-diluted           121,061        117,706        121,020        117,827
                                                  ===========    ===========    ===========    ===========


                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


                                                       JUNE 30,     DECEMBER 31,
ASSETS                                                   1998          1997
                                                     -----------    ------------
                                                     (Unaudited)
Current assets:
      Cash and cash equivalents                      $   104,072    $   107,384
      Accounts receivable, net                           321,050        315,894
      Due from affiliates                                 28,183         18,411
      Inventories                                         53,318         32,454
      Other current assets                                26,756         31,110
                                                     -----------    -----------
          Total current assets                           533,379        505,253

Property, plant and equipment, net of
      accumulated depreciation                           594,229        615,579
Investments in affiliates                                 50,140         50,011
Other investments, at cost                                92,535         75,720
Intangible assets, net of accumulated amortization     1,574,704      1,671,210
Deferred financing costs and other assets                106,661        106,148
                                                     -----------    -----------
                                                     $ 2,951,648    $ 3,023,921
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt         $     6,283    $    35,560
      Accounts payable                                   106,969        101,925
      Accrued expenses                                   177,721        195,109
      Deferred revenue                                    75,230         85,887
      Income taxes payable                                72,229         30,407
                                                     -----------    -----------
           Total current liabilities                     438,432        448,888

Long-term debt, less current installments              1,155,747      1,392,855
Other long-term liabilities                              244,445        215,651
                                                     -----------    -----------
      Total liabilities                                1,838,624      2,057,394

Minority interest                                        236,282        203,034

Redeemable preferred stock                                73,680         75,891

Stockholders' equity:
      Convertible preferred stock                        195,104        195,104
      Class A common stock                                   726            726
      Class B common stock                                   150            150
      Additional paid-in capital                         361,262        358,871
      Cumulative translation adjustment                  (38,103)       (27,978)
      Retained earnings                                  299,333        175,802
                                                     -----------    -----------
                                                         818,472        702,675

Class A common stock in treasury, at cost                (15,410)       (15,073)
                                                     -----------    -----------

          Total stockholders' equity                     803,062        687,602
                                                     -----------    -----------
                                                     $ 2,951,648    $ 3,023,921
                                                     ===========    ===========


                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                       $ 159,184    $  83,551

      Items not involving cash:
          Depreciation and amortization                     56,818       56,033
          Amortization of debt issue costs                   2,927        5,149
          Equity in net earnings (loss)
            of affiliates, net                              (1,486)      (2,445)
          Minority interest                                 40,346       24,665
          Gain on sale of investment                          --        (65,431)
          Gain on sale of assets                          (207,380)        --
          Other non-cash items                                 369       35,160
      Changes in working capital net                         5,493      (40,524)
                                                         ---------    ---------

          Cash provided by operating activities             56,271       96,158
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                 (56,890)     (60,078)
      Additions to investments                             (30,705)        (958)
      Acquisitions, net                                    (45,346)     (30,439)
      Proceeds on disposal of investments                  372,093      233,082
      Collections on long-term receivables                   9,068        6,005
      Other investing activities                            (3,970)         693
                                                         ---------    ---------

          Cash provided by investing activities            244,250      148,305
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                          51,500      728,114
      Repayments of long-term debt                        (308,795)     (75,545)
      Repayments of short-term debt                           --       (496,435)
      Payment of debt issue costs                             (638)     (34,117)
      Changes due to affiliated companies                   (6,244)    (242,694)
      Proceeds from stock options exercised                  1,515         --
      Repurchase of common stock                            (1,671)      (9,521)
      Issue of common shares of a subsidiary                   783        8,187
      Redemption of preference shares                         --       (116,863)
      Dividends to minority interests                       (2,244)      (8,114)
      Cash dividends paid                                  (35,653)     (27,211)
      Other financing activities                              --            357
                                                         ---------    ---------

          Cash used in financing activities               (301,447)    (273,842)
                                                         ---------    ---------

Effect of exchange rate changes on cash                     (2,386)     (21,483)
                                                         ---------    ---------

Net decrease in cash                                        (3,312)     (50,862)
Cash at beginning of period                                107,384      148,550
                                                         ---------    ---------

Cash at end of period                                    $ 104,072    $  97,688
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


         The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which owns approximately 49.4% of the combined equity ownership interest and approximately 77.8% of the combined voting power of the outstanding Common Stock of the Company after giving consideration to the PRIDES which were exchanged for Class A Common Shares (see note 6), without giving effect to conversion of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock").


         All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.


NOTE 3 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting requirements for comprehensive income and its components; however, the adoption of this statement has no effect on the Company's net earnings or total stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $6,636,000 and $34,118,000, respectively and for the six months ended June 30, 1998 and 1997 was $149,059,000 and $45,263,000, respectively.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)



NOTE 4 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 1998 and 1997:

===================================================================================================
                                                                Three months ended June 30, 1998

                                                          Income           Shares       Per-Share
                                                        (Numerator)     (Denominator)     Amount
---------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders        $    30,924           111,161        $0.28

Effect of dilutive securities
     Series D Preferred Stock                                 257             5,334
     HCPH Special Shares                                                      3,896
     Stock options                                                              670

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $    31,181           121,061        $0.26
----------------------------------------------------------------------------------------------------
                                                                Three months ended June 30, 1997

                                                        Income           Shares         Per-Share
                                                      (Numerator)     (Denominator)       Amount
----------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Basic EPS
   Net income available to common stockholders        $  27,857           112,041           $0.25

Effect of dilutive securities
     Series D Preferred Stock                               268             5,608
     Stock options                                                             57

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $  28,125           117,706           $0.24
===================================================================================================

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


====================================================================================================
                                                                 Six months ended June 30, 1998

                                                          Income          Shares        Per-Share
                                                       (Numerator)     (Denominator)     Amount
----------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Basic EPS
   Net income available to common stockholders        $   158,665        111,162           $1.43

Effect of dilutive securities
     Series D Preferred Stock                                 519          5,334
     HCPH Special Shares                                                   3,896
     Stock options                                                           620

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $   159,184        121,020           $1.32
----------------------------------------------------------------------------------------------------

                                                                Six months ended June 30, 1997

                                                             Income          Shares       Per-Share
                                                           (Numerator)    Denominator)      Amount
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders        $    83,015           112,162         $0.74

Effect of dilutive securities
     Series D Preferred Stock                                 536             5,608
     Stock options                                                               57

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $    83,551           117,827         $0.71
====================================================================================================



NOTE 5 - SALE OF AMERICAN TRUCKER AND MEDICINE HAT NEWS

         During the second quarter Southam sold its American Trucker publishing group and 13,000 daily circulation newspaper in Western Canada. The proceeds from the sales were used to pay down debt at Southam. The gains recognized on the sales are included in other income.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 6 - SUBSEQUENT EVENTS

         On July 1, 1998, the Company announced the acquisition of the Times-West Virginian in Fairmount, West Virginia, and The Meadville Tribune in Meadville, Pennsylvania. The Times-West Virginian has a daily circulation of approximately 15,700 and The Meadville Tribune has a daily circulation of approximately 16,300.


         On July 8, 1998 the Company announced that it had commenced an Exchange Offer to exchange any and all of its outstanding PRIDES for shares of Class A Common Stock at an exchange ratio of 0.92 shares of Class A Common Stock for each PRIDES. The Exchange Offer expired on August 4, 1998 and of the 20,700,000 total PRIDES outstanding 19,993,531 were exchanged for 18,394,048 shares of Class A Common Stock.

         On July 20, 1998, Southam and HCPH announced that Southam had entered into an agreement with Sun Media Corporation to purchase Sun Media's 80% interest in The Financial Post Company. The Financial Post Company publishes The Financial Post and other weekly newspapers. The Financial Post is national business daily in Canada with a daily circulation of approximately 100,000. Southam and HCPH also entered into an agreement to sell to Sun Media the following daily newspapers that are published in Ontario, Canada: The Hamilton Spectator, The Record in Kitchener-Waterloo, The Cambridge Reporter and The Daily Mercury in Guelph. The combined daily circulation of these newspapers is approximately 200,000. The closing of these sales is expected late in the third quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The United States Newspaper Group consists of the Chicago Group, which includes the Chicago Sun-Times, Post-Tribune in Gary, Indiana and suburban newspapers in the Chicago metropolitan area, and the Community Group, which includes the Company's community newspapers, operating in 23 states, and for reporting and administrative purposes, Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. ("Southam") and the Canadian Newspapers acquired from Hollinger Inc.

In January 1998, the Company acquired the Post-Tribune in Gary, Indiana and sold approximately 80 community newspapers for gross cash proceeds of approximately $310.0 million. The proceeds were used to retire the AP-91 Senior Notes and paydown outstanding debt on the Bank Credit Facility.

During the second quarter of 1998 Southam sold its American Trucker publishing group and a daily newspaper in Western Canada. The proceeds from these sales were used to pay down debt at Southam.


CONSOLIDATED RESULTS OF OPERATIONS

Second quarter 1998 net earnings were $31.2 million, or 28 cents per share compared to $28.1 million, or 25 cents per share in 1997. Net earnings for the six months ended June 30, 1998 were $159.2 million, or $1.43 per share compared to $83.6 million, or $0.74 per share for the same period in 1997. Earnings before extraordinary items for the six months ended June 30, 1998 were $164.3 million, or $1.47 per share. There were no extraordinary items in 1997. The extraordinary item represents the make-whole premium that was paid in conjunction with retiring the AP-91 Senior Notes.


There were a number of non-recurring items in both years affecting the results. Non-recurring items in the second quarter of 1998 totaled $40.4 million and consisted principally of the gains at Southam on the sale of American Trucker and a daily newspaper. Virtually all of the reported non-recurring items, net of taxes, related to the minority shareholders in Southam since the book values of our share of the assets sold were adjusted to market value when the Southam shares were purchased. As a result, the effect of non-recurring items on second quarter 1998 net income is eliminated largely by the minority interest charge. Non-recurring items in the second quarter of 1997 included net income totaling $4.9 million that included a net gain of $5.2 million on the sale of a division at the Chicago joint venture. Net earnings for the six months ended June 30, 1998 have been increased by non-recurring items totaling $234.5 that include the second quarter items above and first quarter the gain on sale of community newspapers, loss on disposal of assets, and redundancy costs. Net earnings for the six months ended June 30, 1997 have been increased by non-recurring items totaling $53.6 million, which includes the net gain on the sale of Fairfax of $49.1 million. Excluding these non-recurring items in 1998, net earnings contributed by operations for the second quarter of 1998 were $29.9 million or 27 cents per share compared with $23.3 million or 21 cents per share for the second quarter of 1997 and for the six months ended June 30, 1998 were $45.1 million or 40 cents per share compared with $29.9 million or 26 cents per share.

Operating revenue for the second quarter of 1998 increased $7.2 million to $569.2 million from $562.0 million in 1997. Operating revenue for the six months ended June 30, 1998 increased $30.8 million to $1,107.1 million from $1,076.3 million in 1997. The increase in revenue for both the quarter and the six months was largely due to company wide improvements in advertising revenue, which increased 2.5% for the second quarter and 4.4% for the first six months of 1998 over the prior year.

EBITDA for second quarter of 1998 increased 7.9% to $123.2 million from $114.1 million in 1997. EBITDA for the six months ended June 30,1998 increased 8.1% to $213.6 million from $197.6 million in the prior year. Operating income increased 9.8% in the second quarter of 1998 and 10.7% for the first six months of 1998 from the respective periods in the prior year.


EBITDA and operating income increased notwithstanding the disposition of the community newspapers, which had added $8.3 million to EBITDA and $6.4 million to operating income in the second quarter of 1997 and $14.7 million to EBITDA and $10.8 million to operating income for the six months ended June 30, 1997. The increases in EBITDA and operating income are mainly due to increased advertising revenue offset, in part, by increased newsprint expense but are also as a result of the improvement in the direct prepaid subscription campaign in the United Kingdom.



Total newsprint expense increased 7.0% and 9.9%, respectively, for the second quarter 1998 and the six months ended June 30, 1998 compared to the respective periods in the 1997 after including newsprint costs of $4.1 million for the second quarter 1997 and $7.7 million for the six months ended June 30, 1997 associated with the direct subscription campaign. The increase is due to both increased prices and increased consumption. The Company doesn't expect significant newsprint price fluctuations in the near future. Compensation costs decreased both in total and as a percentage of sales. Compensation costs as a percentage of sales were 31.0% and 31.8% for the second quarter and the first six months of 1998, respectively compared to 32.2% and 33.5% for the second quarter and first six months of 1997, respectively. Other operating costs, excluding the direct prepaid subscription campaign costs in 1997, as a percentage of sales declined slightly from 32.5% in the second quarter of 1997 to 31.9% in 1998 and remained fairly consistent at 33.1% for the six months ended June 30, 1997 compared to 33.4% in 1998.


Operating results during 1997 were affected by net costs of the direct prepaid subscription campaign; these costs were disclosed separately on the income statement. However, significant renewals at higher subscription prices and the related improved advertising revenue eliminated the loss from the direct prepaid subscription campaign and the costs and revenues related to the campaign are no longer disclosed separately.


Interest expense decreased 6.9% for both the second quarter 1998 and the six months ended June 30, 1998 from the respective periods in 1997. The lower interest expense was due to lower debt levels as the proceeds from the sale of the community newspapers in the first quarter of 1998 were used to retire the AP-91 Senior Notes and pay down debt on the Bank Credit Facility and proceeds from the sales at Southam in the second quarter 1998 were used to pay down debt at Southam. This was offset, in part, by increased debt as a result of the acquisition of an additional shares in Southam in July 1997.

Equity in earnings of affiliates was a loss of $0.4 million in the second quarter of 1998 compared to income of $5.4 million in 1997 and for the six months ended June 30, 1998 was a loss of $0.8 compared to income of $5.6 million in 1997. Equity earnings in 1997 included a $5.2 million gain on the sale of a division at the Chicago joint venture.

Other income in 1998 includes the second quarter gains on the sales by Southam of American Trucker and the daily newspaper in Western Canada and the first quarter gain on the sale of the community newspapers. 1997 included a $65.0 million pre-tax gain on the sale of the Fairfax investment.


Minority interest increased $19.2 million to $33.4 million in the second quarter of 1998 from $14.2 million in 1997. The increase in the minority is mainly due to increased earnings at Southam as a result of the gains on sale of American Trucker and the Western Canadian daily newspaper. Minority interest in the second quarter of 1997 and six months ended June 30,1997 included dividends on preferred stock at DTH and FDTH of $2.2 million and $4.8 million, respectively. The preferred stock was retired in the second quarter of 1997.



                                       Three Months Ended June 30,                  Six Months Ended June 30,
                                       ---------------------------                ----------------------------
                                         1998               1997                     1998             1997
                                       --------           --------                ------------    ------------
                                        Amount             Amount                    Amount           Amount
                                       --------           --------                ------------    ------------
Operating revenues:                    (dollar amounts in thousands)              (dollar amounts in thousands)
       United States Newspaper Group   $150,324           $ 160,064               $    287,219    $    306,341
       U.K. Newspaper Group             138,673             128,020                    279,585         250,336
       Canadian Newspaper Group         280,174             273,937                    540,336         519,587
                                       --------           ---------               ------------    ------------

Total operating revenue                $569,171           $ 562,021               $  1,107,140    $  1,076,264
                                       ========           =========               ============    ============

Operating income:
       United States Newspaper Group   $ 22,175           $  28,155               $     34,627    $     45,032
       U.K. Newspaper Group              19,263               8,915                     38,076          16,912
       Canadian Newspaper Group          53,476              49,390                     84,055          79,644
                                       --------           ---------               ------------    ------------

Total operating income                 $ 94,914           $  86,460               $    156,758    $    141,588
                                       ========           =========               ============    ============

EBITDA:
       United States Newspaper Group   $ 31,801           $  37,770               $     53,565    $     64,992
       U.K. Newspaper Group              24,101              13,279                     47,614          25,918
       Canadian Newspaper Group          67,253              63,079                    112,397         106,711
                                       --------           ---------               ------------    ------------

Total EBITDA                           $123,155           $ 114,128               $    213,576    $    197,621
                                       ========           =========               ============    ============

Operating revenues:
       United States Newspaper Group       26.4%               28.5%                      25.9%           28.5%
       U.K. Newspaper Group                24.4%               22.8%                      25.3%           23.3%
       Canadian Newspaper Group            49.2%               48.7%                      48.8%           48.2%
                                       --------           ---------               ------------    ------------

Total operating revenue                   100.0%              100.0%                     100.0%          100.0%
                                       ========           =========               ============    ============

Operating income:
       United States Newspaper Group       23.4%               32.6%                      22.1%           31.8%
       U.K. Newspaper Group                20.3%               10.3%                      24.3%           11.9%
       Canadian Newspaper Group            56.3%               57.1%                      53.6%           56.3%
                                       --------           ---------               ------------    ------------

Total operating income                    100.0%              100.0%                     100.0%          100.0%
                                       ========           =========               ============    ============

EBITDA:
       United States Newspaper Group       25.8%               33.1%                      25.1%           32.9%
       U.K. Newspaper Group                19.6%               11.6%                      22.3%           13.1%
       Canadian Newspaper Group            54.6%               55.3%                      52.6%           54.0%
                                       --------           ---------               ------------    ------------

Total EBITDA                              100.0%              100.0%                     100.0%          100.0%
                                       ========           =========               ============    ============

EBITDA Margin:
       United States Newspaper Group       21.2%               23.6%                      18.6%           21.2%
       U.K. Newspaper Group                17.4%               10.4%                      17.0%           10.4%
       Canadian Newspaper Group            24.0%               23.0%                      20.8%           20.5%

Total EBITDA Margin                        21.6%               20.3%                      19.3%           18.4%



                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ---------------------------      -------------------------
                                                       1998               1997          1998          1997
                                                     ---------          --------      --------   --------------
                                                       Amount            Amount        Amount        Amount
                                                     ---------          --------      --------   --------------
United States Newspaper Group                        (dollar amount in thousands)
       Operating revenue
            Advertising                               $106,777         $109,381       $201,473      $206,286
            Circulation                                 33,050           37,709         65,595        74,923
            Job printing and other                      10,497           12,974         20,151        25,132
                                                      --------         --------       --------      --------
       Total operating revenue                         150,324          160,064        287,219       306,341
                                                      --------         --------       --------      --------

       Operating costs
            Newsprint                                   23,994           22,541         45,973        42,928
            Compensation costs                          53,754           57,856        106,636       113,398
            Other operating costs                       40,775           41,897         81,045        85,023
            Depreciation and amortization                9,626            9,615         18,938        19,960
                                                      --------         --------       --------      --------
       Total operating costs                           128,149          131,909        252,592       261,309
                                                      --------         --------       --------      --------

       Operating income                               $ 22,175         $ 28,155       $ 34,627      $ 45,032
                                                      ========         ========       ========      ========

U.K. Newspaper Group
       Operating revenue
            Advertising                               $ 93,224         $ 88,575       $189,956      $173,529
            Circulation                                 40,159           34,225         80,395        67,442
            Job printing and other                       5,290            5,220          9,234         9,365
                                                      --------         --------       --------      --------
       Total operating revenue                         138,673          128,020        279,585       250,336
                                                      --------         --------       --------      --------

       Operating costs
            Newsprint                                   25,881           22,281         51,970        44,808
            Compensation costs                          22,886           22,695         44,810        43,483
            Other operating costs                       65,805           63,324        135,191       121,341
            Direct subscription campaign costs            --              6,441           --          14,786
            Depreciation and amortization                4,838            4,364          9,538         9,006
                                                      --------         --------       --------      --------
       Total operating costs                           119,410          119,105        241,509       233,424
                                                      --------         --------       --------      --------

       Operating income                               $ 19,263         $  8,915       $ 38,076      $ 16,912
                                                      ========         ========       ========      ========

Canadian Newspaper Group
       Operating revenue
            Advertising                               $211,736         $203,665       $402,759       381,103
            Circulation                                 56,231           58,783        113,128       116,229
            Job printing and other                      12,207           11,489         24,449        22,255
                                                      --------         --------       --------      --------
       Total operating revenue                         280,174          273,937        540,336       519,587
                                                      --------         --------       --------      --------

       Operating costs
            Newsprint                                   37,897           33,071         74,118        61,178
            Compensation costs                          99,887          100,527        200,645       202,057
            Other operating costs                       75,137           77,260        153,176       149,641
            Depreciation and amortization               13,777           13,689         28,342        27,067
                                                      --------         --------       --------      --------
       Total operating costs                           226,698          224,547        456,281       439,943
                                                      --------         --------       --------      --------

       Operating income                               $ 53,476         $ 49,390       $ 84,055      $ 79,644
                                                      ========         ========       ========      ========


                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      -------------------------
                                                         1998             1997           1998          1997
                                                      ----------       ----------      ----------   ------------
                                                      Percentage       Percentage      Percentage    Percentage
                                                      ----------       ----------      ----------   ------------
United States Newspaper Group
       Operating revenue
            Advertising                                  71.0%             68.3%         70.1%          67.3%
            Circulation                                  22.0%             23.6%         22.8%          24.5%
            Job printing and other                        7.0%              8.1%          7.1%           8.2%
                                                        -----             -----         -----          -----
       Total operating revenue                          100.0%            100.0%        100.0%         100.0%
                                                        -----             -----         -----          -----

       Operating costs
            Newsprint                                    16.0%             14.2%         16.0%          14.0%
            Compensation costs                           35.8%             36.1%         37.1%          37.0%
            Other operating costs                        27.1%             26.2%         28.2%          27.8%
            Depreciation and amortization                 6.4%              6.0%          6.6%           6.5%
                                                        -----             -----         -----          -----
       Total operating costs                             85.3%             82.5%         87.9%          85.3%
                                                        -----             -----         -----          -----
       Operating income                                  14.7%             17.5%         12.1%          14.7%
                                                        =====             =====         =====          =====

U.K. Newspaper Group
       Operating revenue
            Advertising                                  67.2%             69.2%         67.9%          69.4%
            Circulation                                  29.0%             26.7%         28.8%          26.9%
            Job printing and other                        3.8%              4.1%          3.3%           3.7%
                                                        -----             -----         -----          -----
       Total operating revenue                          100.0%            100.0%        100.0%         100.0%
                                                        -----             -----         -----          -----

       Operating costs
            Newsprint                                    18.7%             17.4%         18.6%          17.9%
            Compensation costs                           16.5%             17.7%         16.0%          17.4%
            Other operating costs                        47.5%             49.5%         48.3%          48.5%
            Direct subscription campaign costs            --                5.0%          --             5.9%
            Depreciation and amortization                 3.5%              3.5%          3.4%           3.5%
                                                        -----             -----         -----          -----
       Total operating costs                             86.2%             93.1%         86.3%          93.2%
                                                        -----             -----         -----          -----
       Operating income                                  13.8%              6.9%         13.7%           6.8%
                                                        =====             =====         =====          =====

Canadian Newspaper Group
       Operating revenue
            Advertising                                  75.5%             74.3%         74.5%          73.3%
            Circulation                                  20.1%             21.5%         20.9%          22.4%
            Job printing and other                        4.4%              4.2%          4.6%           4.3%
                                                        -----             -----         -----          -----
       Total operating revenue                          100.0%            100.0%        100.0%         100.0%
                                                        -----             -----         -----          -----

       Operating costs
            Newsprint                                    13.5%             12.2%         13.7%          11.8%
            Compensation costs                           35.7%             36.7%         37.1%          38.9%
            Other operating costs                        26.8%             28.2%         28.3%          28.8%
            Depreciation and amortization                 4.9%              5.0%          5.2%           5.3%
                                                        -----             -----         -----          -----
       Total operating costs                             80.9%             82.1%         84.3%          84.8%
                                                        -----             -----         -----          -----

       Operating income                                  19.1%             17.9%         15.7%          15.2%
                                                        =====             =====         =====          =====

GROUP OPERATING RESULTS


UNITED STATES NEWSPAPER GROUP


CHICAGO GROUP
Revenue for the Chicago Group increased $13.2 million to $98.8 million in the second quarter of 1998 from $85.6 million for the same period in 1997. For the six months ended June 30, 1998, Chicago Group revenue increased $23.6 million from $164.9 million in 1997 to $188.5 million in 1998. The acquisition of the Gary Post-Tribune in January 1998 added $7.7 million and $14.7 million to revenue in the second quarter of 1998 and the first six months of 1998, respectively. All areas of advertising, national, retail and classified, showed increases with advertising revenues for Chicago Group entities owned in both years increasing 9.3% and 9.1% for the second quarter 1998 and the six months ended June 30, 1998, respectively. Circulation revenue for entities owned in both years decreased by 2.6% and 3.6% for the second quarter of 1998 and first six months of 1998, respectively from the same periods in the prior year. The decrease was primarily as a result of a promotional campaign in the first quarter at the Chicago Sun-Times, which reduced the cover price on Sundays. The promotional campaign was launched in response to cover price reductions made by a competitor. The promotional campaign at the Chicago Sun-Times is not continuing.


On a "same store" basis, compensation costs as a percentage of revenues at the Chicago Group were 37.1% and 38.5% for the second quarter 1998 and the six months ended June 30, 1998, respectively compared to 38.1% and 39.3% in the respective period of 1997. Newsprint expense increased due to higher newsprint prices and increased consumption. EBITDA on a "same store" basis increased for both the second quarter and first six months of 1998 by $1.5 million and $1.4 million, respectively. The increases are due to increased advertising revenues, offset, in part, by a slight decrease in circulation revenue and an increase in newsprint expense.

COMMUNITY GROUP
The overall decrease in Community Group operating revenues, EBITDA and operating income is due to the sale of the 80 community newspapers in January 1998. Revenue attributable to the newspapers sold was $26.3 million in the second quarter of 1997 and $50.1 million for the six months ended June 30, 1997. On a "same store" basis, the Community Group revenues and EBITDA were $42.8 million and $13.7 million in the second quarter 1998 compared to $42.1 million and $13.8 million in the second quarter of 1997. For the six months ended June 30, 1998, the Community Group revenues and EBITDA, on a "same store" basis, were $82.2 million and $25.3 million compared to $80.2 million and $25.0 million in 1997. For properties owned in both years, newsprint expense increased 17.9% and 15.2% for the second quarter and first six months of 1998 from the respective periods in the prior year due to both higher newsprint prices and increased consumption. For properties owned in both years, compensation costs as a percentage of revenues for the second quarter declined to 32.0% in 1998 from 33.0% in 1997, and other operating costs remained consistent at 23.9% in both years. For properties owned in both years, compensation costs as a percentage of revenues for the first six months of 1998 were 32.9% compared to 33.0% in the same period of 1997, and other operating costs declined to 24.3% in 1998 from 25.2% in 1997.

U.K. NEWSPAPER GROUP

Second quarter operating revenues for the U.K. Newspaper Group increased 8.3% from 1997. In pounds sterling, second quarter advertising revenue increased 4.1% and circulation revenue increased 16.1%. For the six months ended June 30, 1998, operating revenue increased 11.7% to $279.6 million. The increase in circulation revenue is primarily the result of the participants in the direct prepaid subscription campaign renewing at higher prices.


EBITDA for the U.K. Newspaper Group was $24.1 million in the second quarter of 1998 compared to $13.3 million in 1997. EBITDA for the six months ended June 30, 1998 increased to $47.6 million from $25.9 million in 1997. The results in 1997 included deductions of $6.4 million and $14.8 million in the second quarter and first six months, respectively, for costs related to the direct prepaid subscription campaign, which were shown as a separate item. This expense included all costs net of direct revenue related to the campaign. Beginning with the fourth quarter of 1997, the net costs of the campaign had declined and advertising revenue had increased, sufficient that no separate charge is necessary. Newsprint expense for the second quarter 1998 decreased to $25.9 million from $26.4 million (including $4.1 million of newsprint costs associated with the direct subscription campaign) in 1997. Newsprint expense for the six months ended June 30, 1998 was $52.0 million compared to $52.5 million (including $7.7 million of newsprint costs associated with the direct subscription campaign). Even though newsprint consumption had increased, newsprint prices remained lower as a result of longer term pricing contracts entered into in the U.K. Compensation costs as a percentage of revenues decreased to 16.5% in the second quarter of 1998 from 17.7% in 1997 and 16.0% for the six months ended June 30, 1998 from 17.4% in 1997. Other operating costs, excluding costs associated with the direct prepaid subscription campaign in 1997, as a percentage of revenues decreased to 47.5% in the second quarter of 1998 compared to 49.5% in 1997 and remained fairly consistent at 48.4% for the first six months of 1998 compared to 48.5% in 1997.



CANADIAN NEWSPAPER GROUP

Second quarter operating revenue for the Canadian Newspaper Group increased $6.3 million from $273.9 million in 1997 to $280.2 million in 1998, an increase of 2.3%. Advertising revenue increased $8.1 million in the second quarter of 1998 from the second quarter of 1997 with Southam representing $7.0 million of the increase. For the six months ended June 30, 1998 operating revenue increased $20.7 million from $519.6 million in 1997 to $540.3 million in 1998, an increase of 4.0%. Advertising revenue increased 5.7% in the six months ended June 30, 1998 from the comparable period in the prior year.

Operations at Southam were affected by acquisitions and disposals. Revenue and EBITDA for the second quarter, on a "same store" basis, were Cdn.$326.4 million and Cdn.$84.2 million, respectively, in 1998 compared to Cdn.$301.1 million and Cdn.$75.6 million, respectively, in 1997. Revenue and EBITDA for the first six months, on a "same store" basis, were Cdn.$625.7 million and Cdn.$144.4 million, respectively, in 1998 compared to Cdn.$568.5 million and Cdn.$123.4 million, respectively, in 1997.

The Canadian Newspaper Group's operating income for the second quarter increased by 8.3% from 1997 and increased 5.5% for the six months ended June 30, 1998 from 1997. Newsprint expense increased 14.6% and 21.2% for the second quarter and first six months of 1998, respectively, from the prior year due to both higher newsprint prices and increased consumption. Compensation costs as a percentage of sales for the second quarter decreased to 35.7% in 1998 from 36.7% in 1997 and for the six months ended June 30, 1998 decreased to 37.1% from 38.9% in the same period of 1997.



LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL

Working capital consists of current assets less current liabilities. Working capital was $94.9 million at June 30, 1998 compared to $56.4 million at December 31, 1997. Current assets were $533.4 million at June 30, 1998 compared with $505.3 million at December 31, 1997. Inventories increased $20.9 million resulting from increased newsprint buying prior to a price increase in the second quarter of 1998. Current liabilities, excluding debt obligations, were $432.1 million at June 30, 1998, compared with $413.3 million at December 31, 1997. The increase is primarily due to the tax payable on the gain on sale of the community newspapers and the gains on the sales of American Trucker and the daily newspaper at Southam.


DEBT

Long-term debt, including the current portion, was $1.16 billion at June 30, 1998 compared with $1.43 billion at December 31, 1997. The decrease is primarily due to the retirement of the AP-91 Senior Notes and the paydown of debt on the Bank Credit Facility with proceeds from the sale of community newspapers and the paydown of debt by Southam with the proceeds from the sale of the American Trucker publishing division and the daily newspaper.



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


EBITDA


EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and other income was $123.2 million for the second quarter of 1998 compared with $114.1 million for the same period in 1997 and $213.6 million for the six months ended June 30, 1998 and $197.6 million in 1997. The Company believes that EBITDA is an important measure of its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA.

CASH FLOWS


Cash flows from operating activities were $56.3 million for the first six months of 1998, compared with $96.2 million for the first six months of 1997. Excluding changes in working capital (other than cash), cash provided by operating activities was $50.8 million in 1998 compared to $136.7 million in 1997.

Cash flows provided by investing activities were $244.3 million in 1998, largely due to the sale of a group of community newspapers and the sales of American Trucker and a daily newspaper at Southam. In 1997 cash flows provided by investing activities were $148.3 million, largely due to the sale of the interest in Fairfax.


Cash flows used in financing activities were $301.4 million in 1998, primarily to paydown debt and $273.8 million in 1997 primarily as a result of the payment to Hollinger Inc. for the Canadian Newspapers, the redemption of the preference shares at DTH and FDTH and the repayment of short term debt.

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


The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to any debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of June 30, 1998, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $41.5 million. The foregoing calculation is based on the sum of the following for the period January 1, 1998 to June 30, 1998: (i) 50% of the sum of (x) consolidated net income of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) amortization expense of Publishing and its subsidiaries;
(ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements. On June 29, 1998, the Company announced an increase in the quarterly dividend to $0.1375 per issued and outstanding share of Class A and B Common Stock from $0.10 per share. The increase will be effective for the dividends paid October 15, 1998 to stockholders of record on October 1, 1998.

SUBSEQUENT EVENTS

On July 8, 1998 the Company announced that it had commenced an Exchange Offer to exchange any and all of its outstanding PRIDES for shares of Class A Common Stock at an exchange ratio of 0.92 shares of Class A Common Stock for each PRIDES. The Exchange Offer expired on August 4, 1998 and of the 20,700,000 total PRIDES outstanding 19,993,531 were exchanged for 18,394,048 shares of Class A Common Stock.

OTHER

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on Form 10-K for a discussion of factors that may affect such statements.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          HOLLINGER INTERNATIONAL INC.
                                   Registrant

Date:  August 14, 1998                   By:      /S/    J. A. Boultbee
                                                  ------------------------------
                                                  J. A. Boultbee
                                                  Executive Vice President, and
                                                  Chief Financial Officer