Form 10-Q
period 1998-09-30
HOLLINGER INTERNATIONAL INC
filed 1998-11-13
CIK 868512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                                      1934

           For the transition period from __________ to _____________



                           Commission File No. 0-24004

                          HOLLINGER INTERNATIONAL INC.
                     ----------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                          95-3518892
          --------------                     --------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

           401 North Wabash Avenue, Suite 740, Chicago, Illinois 60611
          --------------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

                                  Yes __X__ No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 9, 1998
      -------------------------                 -------------------------------
      Class A Common Stock
      par value $.01 per share                  92,804,737 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                         1998             1997              1998               1997
                                                     ------------      -----------      -------------      ------------
OPERATING REVENUES
    Advertising                                           358,925        $ 368,292        $ 1,153,113       $ 1,129,210
    Circulation                                           128,545          128,519            387,663           387,113
    Job printing                                           14,418           19,388             48,547            56,741
    Other                                                  10,415            7,459             30,120            26,858
                                                     ------------      -----------      -------------      ------------
        Total operating revenues                          512,303          523,658          1,619,443         1,599,922
                                                     ------------      -----------      -------------      ------------

OPERATING COSTS AND EXPENSES
    Newsprint                                              81,331           75,020            253,392           223,934
    Compensation costs                                    171,743          185,636            523,834           544,574
    Other operating costs                                 179,855          179,841            549,267           535,846
    Direct subscription campaign costs, net and
       infrequent items                                         -            7,405                  -            22,191
    Depreciation and amortization                          29,376           30,064             86,194            86,097
                                                     ------------      -----------      -------------      ------------
    Total operating costs and expenses                    462,305          477,966          1,412,687         1,412,642
                                                     ------------      -----------      -------------      ------------
    Operating income                                       49,998           45,692            206,756           187,280

Other income (expense)
    Interest expense                                      (26,619)         (28,269)           (78,384)          (83,863)
    Amortization of debt issue costs                       (1,671)            (817)            (4,599)           (5,966)
    Equity in earnings of affiliates                         (170)             260               (949)            5,882
    Interest and dividend income                            2,507            1,698              6,249             7,879
    Other income, net                                      90,364            1,684            324,880            69,753
                                                     ------------      -----------      -------------     -------------
      Total other income (expense)                         64,411          (25,444)           247,197            (6,315)
                                                     ------------      -----------      -------------      ------------
Earnings before income taxes, minority
    interest and extraordinary item                       114,409           20,248            453,953           180,965
Provision for income taxes                                 59,038            8,305            193,985            60,806
                                                     ------------      -----------      -------------      ------------
Earnings before minority interest and
   extraordinary item                                      55,371           11,943            259,968           120,159
Minority interest                                          37,842            6,334             78,189            30,999
                                                     ------------      -----------      -------------      ------------
Earnings before extraordinary item                         17,529            5,609            181,779            89,160
Extraordinary loss on debt extinguishments                      -                -            (5,067)                 -
                                                     ------------      -----------      -------------      ------------
Net earnings                                             $ 17,529         $  5,609          $ 176,712         $  89,160
                                                     ============      ===========      =============      ============

Basic earnings per share before extraordinary item       $   0.16         $   0.05          $    1.63         $    0.79
                                                     ============      ===========      =============      ============
Diluted earnings per share before extraordinary
item                                                     $   0.14         $   0.05          $    1.50         $    0.73
                                                     ============      ===========      =============      ============

Basic earnings per share                                 $   0.16         $   0.05          $    1.58         $    0.79
                                                     ============      ===========      =============      ============
Diluted earnings per share                               $   0.14         $   0.05          $    1.46         $    0.73
                                                     ============      ===========      =============      ============

Weighted average shares outstanding- basic                112,085          111,228            111,472           111,847
                                                     ============      ===========      =============      ============
Weighted average shares outstanding- diluted              121,650          121,546            121,058           122,041
                                                     ============      ===========      =============      ============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                                    SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                  1998            1997
                                                                    -------------   ------------
                                                                     (Unaudited)

Current assets:
      Cash and cash equivalents                                      $    91,468    $    107,384
      Accounts receivable, net                                           256,052         315,894
      Due from affiliates                                                 34,576          18,411
      Inventories                                                         48,984          32,454
      Other current assets                                                64,586          31,110
                                                                     -----------    ------------
          Total current assets                                           495,666         505,253

Property, plant and equipment, net of
      accumulated depreciation                                           619,716         615,579
Investments in affiliates                                                 50,578          50,011
Other investments, at cost                                                97,298          75,720
Intangible assets, net of accumulated amortization                     1,849,817       1,671,210
Deferred financing costs and other assets                                106,574         106,148
                                                                     ===========    ============
                                                                     $ 3,219,649    $  3,023,921
                                                                     ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                         $     6,294    $     35,560
      Accounts payable                                                    99,572         101,925
      Accrued expenses                                                   166,905         195,109
      Deferred revenue                                                    87,752          85,887
      Income taxes payable                                                90,718          30,407
      Due to affiliates                                                        -               -
                                                                     -----------    ------------
           Total current liabilities                                     451,241         448,888

Long-term debt, less current installments                              1,442,350       1,392,855
Other long-term liabilities                                              246,119         215,651
                                                                     -----------    ------------
      Total liabilities                                                2,139,710       2,057,394

Minority interest                                                        218,731         203,034

Redeemable preferred stock                                                33,325          75,891

Stockholders' equity:
      Convertible preferred stock                                          6,377         195,104
      Class A common stock                                                   940             726
      Class B common stock                                                   150             150
      Additional paid-in capital                                         590,149         358,871
      Accumulated    other    comprehensive    income-cumulative
        translation adjustment                                           (54,421)        (27,978)
      Retained earnings                                                  299,741         175,802
                                                                     -----------    ------------
                                                                         842,936         702,675

Class A common stock in treasury, at cost                                (15,053)        (15,073)
                                                                     -----------    ------------
          Total stockholders' equity                                     827,883         687,602
                                                                     -----------    ------------
                                                                     $ 3,219,649    $  3,023,921
                                                                     ===========    ============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 1998           1997
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                            $  176,712     $   89,160

      Items not involving cash:
          Depreciation and amortization                           86,194         86,097
          Amortization of debt issue costs                         4,599          5,966
          Equity in net earnings of affiliates, net               (2,507)        (3,429)
          Minority interest                                       78,189         30,999
          Gain on sale of investment                                   -        (63,320)
          Gain on sale of assets                                (332,026)             -
          Other non-cash items                                     4,358         34,719
      Changes in working capital net                              23,046        (45,532)
                                                              ----------     ----------
          Cash provided by operating activities                   38,565        134,660
                                                              ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                      (102,892)       (94,161)
      Additions to investments                                  (211,217)       (66,914)
      Acquisitions, net                                         (307,134)       (43,769)
      Proceeds on disposal of investments and assets             600,222        239,833
      Collections on long-term receivables                         7,470          9,401
      Other investing activities                                  (6,105)        (4,051)
                                                              ----------     ----------
          Cash provided by (used in) investing activities        (19,656)        40,339
                                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                               355,743        877,342
      Repayments of long-term debt                              (308,454)      (115,214)
      Proceeds from short-term debt                                                   -
      Repayments of short-term debt                                    -       (495,784)
      Payment of debt issue costs                                   (877)       (37,221)
      Changes due to affiliated companies                         (7,821)      (299,600)
      Proceeds from stock options exercised                        1,890              -
      Repurchase of common stock                                  (1,671)       (15,063)
      Issue of common shares of a subsidiary                         770         10,105
      Repurchase of common shares of a subsidiary                (22,226)             -
      Redemption of preference shares                                  -       (116,863)
      Dividends to minority interests                             (3,025)        (9,281)
      Cash dividends paid                                        (52,773)       (41,052)
      Acquisition paid for by Hollinger Inc.
      Other financing activities                                       -            (17)
                                                              ----------     ----------
          Cash used in financing activities                      (38,444)      (242,648)
                                                              ----------     ----------
Effect of exchange rate changes on cash                            3,619        (21,023)
                                                              ----------     ----------

Net increase (decrease) in cash                                  (15,916)       (88,672)
Cash at beginning of period                                      107,384        148,550
                                                              ----------     ----------
Cash at end of period                                         $   91,468     $   59,878
                                                              ==========     ==========

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

         The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at September 30, 1998 owned approximately 48.1% of the combined equity ownership interest and approximately 76.9% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's remaining Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and the remaining Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock").

         All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.


NOTE 3 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting requirements for comprehensive income and its components; however, the adoption of this statement has no effect on the Company's net earnings or total stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $1,211,000 and a loss of $14,224,000, respectively and for the nine months ended September 30, 1998 and 1997 was $150,269,000 and $31,039,000,
respectively.

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997:

---------------------------------------------------------------------------------------------------------
                                                              Three months ended September 30, 1998

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
---------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders                $17,420           112,085           $0.16

Effect of dilutive securities
     Series D Preferred Stock                                     109             5,067
     HCPH Special Shares                                                          3,898
     Stock options                                                                  600

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                                  $17,529           121,650           $0.14

----------------------------------------------------------------------------------------------------------
                                                              Three months ended September 30, 1997

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders                $ 5,343           111,228           $0.05

Effect of dilutive securities
     Series D Preferred Stock                                     266             5,603
     HCPH Special Shares                                                          4,448
     Stock options                                                                  267

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                                  $ 5,609           121,546            $0.05
----------------------------------------------------------------------------------------------------------

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                              Nine months ended September 30, 1998

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders               $176,084           111,472           $1.58

Effect of dilutive securities
     Series D Preferred Stock                                     628             5,087
     HCPH Special Shares                                                          3,897
     Stock options                                                                  602

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                                 $176,712           121,058           $1.46

----------------------------------------------------------------------------------------------------------
                                                              Nine months ended September 30, 1997

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders                $88,360           111,847           $0.79

Effect of dilutive securities
     Series D Preferred Stock                                     800             5,603
     HCPH Special Shares                                                          4,448
     Stock options                                                                  143

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                                  $89,160           122,041            $0.73
----------------------------------------------------------------------------------------------------------

NOTE 5 - ACQUISITIONS AND DISPOSITIONS

         During the second quarter Southam sold its American Trucker publishing group and a 13,000 daily circulation newspaper in Western Canada. The proceeds from the sales were used to reduce debt at Southam. The gains recognized on the sales are included in other income.

         On July 1, 1998, the Company announced the acquisition of the Times-West Virginian in Fairmont, West Virginia, and The Meadville Tribune in Meadville, Pennsylvania. The Times-West Virginian has daily circulation of approximately 15,700 and The Meadville Tribune has a daily circulation of approximately 16,300.

         On July 20, 1998, Southam and HCPH announced that Southam had entered into an agreement with Sun Media Corporation to purchase Sun Media's 80% interest in The Financial Post Company. The Financial Post Company publishes The Financial Post and other weekly newspapers. The Financial Post is a national business daily in Canada with a daily circulation of approximately 100,000. Southam and HCPH also entered into an agreement to sell to Sun Media the following daily newspapers that are published in Ontario, Canada: The Hamilton Spectator, The Record in Kitchener-Waterloo, The Cambridge Reporter and The Daily Mercury in Guelph. The combined daily circulation of these newspapers is approximately 200,000. The transaction

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


was completed on September 4, 1998. The
gains recognized on the sales of these newspapers are included in other income.

         On August 31, 1998, Hollinger Canadian Publishing Holdings Inc. ("HCPH") acquired an additional 10.6% of the outstanding Southam common shares. The purchase price was Cdn.$31.68 per share or Cdn.$261,985,752. At September 30, 1998, the interest of HCPH in Southam was approximately 70.2%.


NOTE 6 - CONVERSION OF PREFERRED STOCK

         On August 4, 1998 the Company completed an Exchange Offer to exchange any and all of its outstanding PRIDES for shares of Class A Common Stock. Of the 20,700,000 total PRIDES outstanding, 19,993,531 were exchanged for 18,394,048 shares of Class A Common Stock.

         On September 30,1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock.

NOTE 7 - SUBSEQUENT EVENTS

         On October 1, 1998, the Company entered into "Total Return Equity Swap" arrangements with four banks. Under these arrangements, the banks purchased 10,117,704 shares of the Company's Class A Common Stock from the Company's parent for a price of $13.88 per share. In effect, the purchases were made on behalf of the Company. The arrangements will be in place for between one and two years (unless extended by mutual consent) and during that time all the benefits and costs of ownership will accrue to the Company. The dividends on the shares will be paid to the Company and the Company will pay interest at commercial rates to the banks. At the end of the arrangement, the Company will pay the banks $13.88 per share and the shares will be transferred to the Company or, at the Company's option, the banks will resell the shares with any gain or loss accruing to the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The United States Newspaper Group consists of the Chicago Group, which includes the Chicago Sun-Times, Post Tribune in Gary, Indiana and suburban newspapers in the Chicago metropolitan area, and the Community Group, which includes the Company's community newspapers, operating in 23 states, and for reporting and administrative purposes, Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. ("Southam") and the Canadian Newspapers acquired from Hollinger Inc.

In January 1998, the Company acquired the Post-Tribune in Gary, Indiana and sold approximately 80 community newspapers for gross cash proceeds of approximately $310.0 million. The proceeds were used to retire the AP-91 Senior Notes and reduce outstanding debt on the Bank Credit Facility.

During the second quarter Southam sold its American Trucker publishing group and a daily newspaper in Western Canada. The proceeds from these sales were used to reduce debt at Southam.

During the third quarter, Southam acquired the Financial Post Company and sold the Hamilton Spectator and The Record (Kitchener-Waterloo) both in Ontario, Canada. Hollinger Canadian Publishing Holdings Inc. ("HCPH") acquired an additional 10.6% interest in Southam and sold the Cambridge Record and the Guelph Mercury. In addition in July 1998 Southam acquired the Victoria Times Colonist and the Nanaimo Daily News and certain community newspapers on Vancouver Island in British Columbia, Canada.

CONSOLIDATED RESULTS OF OPERATIONS

Third quarter 1998 net earnings were $17.5 million, or 16 cents per share compared to $5.6 million, or 5 cents per share in 1997. Net earnings for the nine months ended September 30, 1998 were $176.7 million, or $1.58 per share compared to $89.2 million, or $0.79 per share for the same period in 1997. Earnings before extraordinary items for the nine months ended September 30, 1998 were $181.8 million, or $1.63 per share. There were no extraordinary items in 1997. The extraordinary item represents the make-whole premium that was paid in conjunction with retiring the AP-91 Senior Notes.

There were a number of non-recurring items affecting the results of the third quarter 1998. Non-recurring items in the third quarter of 1997 were insignificant. Non-recurring items in the third quarter of 1998 totaled $89.2 million before tax and consisted principally of the $79.4 million gain on sale of Kitchener and Hamilton papers at Southam and $10.6 million gain on sale of the Guelph and Cambridge papers at the Canadian Newspapers. Under GAAP, the book value of our share of the assets of Southam was increased to reflect the price that we paid for each purchase of Southam shares. However, pursuant to GAAP, no such entry is made with respect to the minority's share of the assets. Since our share purchases were relatively recent there was little gain recorded on our share of the assets sold. On the minority's share of the assets sold a much larger gain was reported since the book value of their share was much lower. The minority's share of the gain is deducted as part of the minority interest "expense" item and the effect of the Southam gains after tax on our reported net income was only $2.1 million. Net earnings for the nine months ended September 30, 1998 have been increased by non-recurring items totaling $323.7 million before tax. Such items include the third quarter items above and the gains on sale of community newspapers and American Trucker and a daily newspaper at Southam, a loss on disposal of assets, and redundancy costs. Net earnings for the nine months ended September 30, 1997 have been increased by non-recurring items totaling $53.5 million, net of tax and minority interest, which consisted primarily of the gain on the sale of Fairfax and the gain on the sale of a division of a Chicago joint venture. Excluding these non-recurring items, net earnings contributed by operations for the third quarter of 1998 were $10.7 million or 10 cents per share compared with $5.7 million or 5 cents per share for the third quarter of 1997 and for the nine months ended September 30, 1998 were $55.9 million or 50 cents per share compared with $35.6 million or 31 cents per share in 1997. On a fully diluted basis and excluding the non-recurring items, earnings per share contributed by operations for the third quarter were 9 cents per share for 1998 and 5 cents per share for 1997 and for the nine months ended September 30 were 46 cents per share for 1998 and 29 cents per share for 1997.

Operating revenue for the third quarter of 1998 was $512.3 million compared to $523.7 million in 1997. The decrease in operating revenue is primarily due to disposals and the effects of foreign currency rates. In spite of the number of disposals, circulation revenue remained consistent year over year. An analysis of the detail reveals that foreign exchange reduced reported circulation revenue by $4.4 million (when compared to 1997 exchange rates) and disposals, net of acquisitions, reduced it by $4.6 million. Without these effects, there was a year over year increase of $9.0 million that resulted from improved circulation levels and pricing.

Third quarter advertising revenue decreased $9.4 million year over year with disposals, net of acquisitions, accounting for $9.6 million and foreign exchange accounting for $14.9 million. On a same store basis in local currency, advertising revenue actually has increased for all divisions. Operating revenue for the nine months ended September 30, 1998 increased $19.5 million to $1,619.4 million from $1,599.9 million in 1997. The increase in revenue was largely due to continued improvements in advertising revenue which, in total, increased 2.1% for the nine months ended September 30, 1998.

EBITDA for third quarter of 1998 increased 4.8% to $79.4 million from $75.8 million in 1997. EBITDA for the nine months ended September 30, 1998 increased 7.2% to $293.0 million from $273.4 million in the prior year. Operating income increased 9.4% in the third quarter of 1998 and 10.4% for the first nine months of 1998 from the respective periods in the prior year. EBITDA and operating income continued to increase notwithstanding a number of disposals in the Community and Canadian Newspapers Groups.

Total newsprint expense increased 2.1% and 7.2%, respectively, for the third quarter 1998 and the nine months ended September 30, 1998 compared to the respective periods in 1997. Total newsprint expense includes newsprint costs of $4.7 million for the third quarter 1997 and $12.4 million for the nine months ended September 30, 1997 associated with the direct subscription campaign. The increase in newsprint expense for the third quarter results from increased newsprint consumption offset by slightly lower newsprint prices. The increase for the nine months ended September 30, 1998 results from both increased consumption and higher average newsprint prices. The increased consumption is mainly due to increased advertising volume. The Company doesn't expect significant price fluctuations in the near future.

Compensation costs decreased both in total and as a percentage of sales. Compensation costs as a percentage of sales were 33.5% and 32.3% for the third quarter and the first nine months of 1998, respectively compared to 35.4% and 34.0% for the third quarter and first nine months of 1997, respectively. Operating costs, excluding the direct prepaid subscription campaign costs in 1997, as a percentage of sales increased from 34.3% in the third quarter of 1997 to 35.1% in 1998 and from 33.5% for the nine months ended September 30, 1997 to 33.9% in 1998.

Operating results during 1997 were affected by net costs of the direct prepaid subscription campaign in the United Kingdom; these costs were disclosed separately on the income statement. However, significant renewals at higher subscription prices and the related improved advertising revenue eliminated the loss from the direct prepaid subscription campaign and the costs and revenues related to the campaign are no longer disclosed separately.

Interest expense decreased 5.8% for the third quarter 1998 and 6.5% for the nine months ended September 30, 1998 from the respective periods in 1997. The lower interest expense results from the retirement of the high interest rate AP-91 Senior Notes and the reduction of debt on the Bank Credit Facility with proceeds from the first quarter 1998 sale of the community newspapers. Proceeds from the sales at Southam in the second quarter 1998 were used to reduce Southam debt. This was offset, in part, by increased debt as a result of the acquisition of additional interests in Southam in July 1997 and August 1998.

Other income in 1998 includes the third quarter gains on sales of the Kitchener, Hamilton, Guelph and Cambridge papers, the second quarter gains on sale of American Trucker and the daily newspaper in Western Canada and the first quarter gain on the sale of the community newspapers. In 1997 other income included a $65.0 million pre-tax gain on the sale of the Fairfax investment and a $2.1 million gain on disposal of assets.

Minority interest increased $31.5 million to $37.8 million in the third quarter of 1998 from $6.3 million in 1997 and increased $47.2 million to $78.2 million for the nine months ended September 30, 1998. The increase in the minority is mainly due to increased earnings at Southam as a result of the second quarter gains on sale of American Trucker and the Western Canadian daily newspaper and the third quarter gain on sale of the two daily newspapers. Minority interest for the nine months ended September 30, 1997 included dividends on preferred stock of DTH and FDTH of $4.8 million. The preferred stock was retired in the second quarter of 1997.

                                                           Three Months Ended                           Nine Months Ended
                                                             September 30,                                September 30,
                                                      -----------------------------             ---------------------------------
                                                        1998                 1997                   1998                  1997
                                                      --------             --------              ----------            ----------
                                                       Amount               Amount                 Amount                Amount
                                                      --------             --------              ----------            ----------
Operating revenues:                                   (dollar amounts in thousands)               (dollar amounts in thousands)
       United States Newspaper Group                  $146,323             $156,625              $  433,542            $  462,966
       U.K. Newspaper Group                            127,185              109,099                 406,770               359,435
       Canadian Newspaper Group                        238,795              257,934                 779,131               777,521
                                                      --------             --------              ----------            ----------

Total operating revenue                               $512,303             $523,658              $1,619,443            $1,599,922
                                                      ========             ========              ==========            ==========

Operating income:
       United States Newspaper Group                  $ 14,818             $ 19,034              $   49,445            $   64,066
       U.K. Newspaper Group                              8,547                  246                  46,623                17,158
       Canadian Newspaper Group                         26,633               26,412                 110,688               106,056
                                                      --------             --------              ----------            ----------

Total operating income                                $ 49,998             $ 45,692              $  206,756            $  187,280
                                                      ========             ========              ==========            ==========

EBITDA:
       United States Newspaper Group                  $ 25,018             $ 30,464              $   78,583            $   95,456
       U.K. Newspaper Group                             13,489                4,702                  61,103                30,620
       Canadian Newspaper Group                         40,867               40,590                 153,264               147,301
                                                      --------             --------              ----------            ----------

Total EBITDA                                          $ 79,374             $ 75,756              $  292,950            $  273,377
                                                      ========             ========              ==========            ==========

Operating revenues:
       United States Newspaper Group                     28.6%                29.9%                   26.8%                 28.9%
       U.K. Newspaper Group                              24.8%                20.8%                   25.1%                 22.5%
       Canadian Newspaper Group                          46.6%                49.3%                   48.1%                 48.6%
                                                      --------             --------              ----------            ----------

Total operating revenue                                 100.0%               100.0%                  100.0%                100.0%
                                                      --------             --------              ----------            ----------

Operating income:
       United States Newspaper Group                     29.6%                41.7%                   24.0%                 34.2%
       U.K. Newspaper Group                              17.1%                 0.5%                   22.5%                  9.2%
       Canadian Newspaper Group                          53.3%                57.8%                   53.5%                 56.6%
                                                      --------             --------              ----------            ----------

Total operating income                                  100.0%               100.0%                  100.0%                100.0%
                                                      ========             ========              ==========            ==========

EBITDA:
       United States Newspaper Group                     31.5%                40.2%                   26.8%                 34.9%
       U.K. Newspaper Group                              17.0%                 6.2%                   20.9%                 11.2%
       Canadian Newspaper Group                          51.5%                53.6%                   52.3%                 53.9%
                                                      --------             --------              ----------            ----------

Total EBITDA                                            100.0%               100.0%                  100.0%                100.0%
                                                      ========             ========              ==========            ==========

EBITDA Margin:
       United States Newspaper Group                     17.1%                19.5%                   18.1%                 20.6%
       U.K. Newspaper Group                              10.6%                 4.3%                   15.0%                  8.5%
       Canadian Newspaper Group                          17.1%                15.7%                   19.7%                 18.9%

Total EBITDA Margin                                      15.5%                14.5%                   18.1%                 17.1%

                                                           Three Months Ended                           Nine Months Ended
                                                             September 30,                                September 30,
                                                      -----------------------------             ---------------------------------
                                                        1998                 1997                   1998                  1997
                                                      --------             --------              ----------            ----------
                                                       Amount               Amount                 Amount                Amount
                                                      --------             --------              ----------            ----------
United States Newspaper Group                         (dollar amounts in thousands)               (dollar amounts in thousands)
       Operating revenue
             Advertising                              $103,422             $106,879                $304,895              $313,165
             Circulation                                33,033               36,526                  98,628               111,449
             Job printing and other                      9,868               13,220                  30,019                38,352
                                                      --------             --------                --------              --------

       Total operating revenue                         146,323              156,625                 433,542               462,966
                                                      --------             --------                --------              --------

       Operating costs
             Newsprint                                  23,382               21,704                  69,355                64,632
             Compensation costs                         55,075               58,193                 161,711               171,591
             Other operating costs                      42,848               46,264                 123,893               131,287
             Depreciation and amortization              10,200               11,430                  29,138                31,390
                                                      --------             --------                --------              --------

       Total operating costs                           131,505              137,591                 384,097               398,900
                                                      --------             --------                --------              --------

       Operating income                               $ 14,818             $ 19,034                $ 49,445              $ 64,066
                                                      ========             ========                ========              ========

U.K. Newspaper Group
       Operating revenue
             Advertising                              $ 80,586             $ 74,575               $ 270,542             $ 248,104
             Circulation                                41,251               31,296                 121,646                98,738
             Job printing and other                      5,348                3,228                  14,582                12,593
                                                      --------             --------                --------              --------

       Total operating revenue                         127,185              109,099                 406,770               359,435
                                                      --------             --------                --------              --------

       Operating costs
             Newsprint                                  24,729               20,094                  76,699                64,902
             Compensation costs                         20,203               21,294                  65,013                64,777
             Other operating costs                      68,764               55,604                 203,955               176,945
             Direct subscription campaign costs, net         -                7,405                       -                22,191
             Depreciation and amortization               4,942                4,456                  14,480                13,462
                                                      --------             --------                --------              --------

       Total operating costs                           118,638              108,853                 360,147               342,277
                                                      --------             --------                --------              --------

       Operating income                                $ 8,547                $ 246                $ 46,623              $ 17,158
                                                      ========             ========                ========              ========

Canadian Newspaper Group
       Operating revenue
             Advertising                             $ 174,917            $ 186,838               $ 577,676               567,941
             Circulation                                54,261               60,697                 167,389               176,926
             Job printing and other                      9,617               10,399                  34,066                32,654
                                                      --------             --------                --------              --------

       Total operating revenue                         238,795              257,934                 779,131               777,521
                                                      --------             --------                --------              --------

       Operating costs
             Newsprint                                  33,220               33,222                 107,338                94,400
             Compensation costs                         96,465              106,149                 297,110               308,206
             Other operating costs                      68,243               77,973                 221,419               227,614
             Depreciation and amortization              14,234               14,178                  42,576                41,245
                                                      --------             --------                --------              --------

       Total operating costs                           212,162              231,522                 668,443               671,465
                                                      --------             --------                --------              --------

       Operating income                               $ 26,633             $ 26,412                $110,688              $106,056
                                                      ========             ========                ========              ========


                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                      --------------------------------          -------------------------------
                                                        1998                   1997                1998                 1997
                                                      ----------            ----------          ----------           ----------
                                                      Percentage            Percentage          Percentage           Percentage
                                                      ----------            ----------          ----------           ----------
United States Newspaper Group
       Operating revenue
             Advertising                                   70.7%                 68.3%               70.3%                67.6%
             Circulation                                   22.6%                 23.3%               22.7%                24.1%
             Job printing and other                         6.7%                  8.4%                7.0%                 8.3%
                                                      ----------            ----------          ----------           ----------
       Total operating revenue                            100.0%                100.0%              100.0%               100.0%
                                                      ----------            ----------          ----------           ----------
       Operating costs
             Newsprint                                     16.0%                 13.9%               16.0%                14.0%
             Compensation costs                            37.6%                 37.2%               37.3%                37.1%
             Other operating costs                         29.3%                 29.5%               28.6%                28.4%
             Depreciation and amortization                  7.0%                  7.3%                6.7%                 6.8%
                                                      ----------            ----------          ----------           ----------
       Total operating costs                               89.9%                 87.9%               88.6%                86.3%
                                                      ----------            ----------          ----------           ----------
       Operating income                                    10.1%                 12.1%               11.4%                13.7%
                                                      ==========            ==========          ==========           ==========
U.K. Newspaper Group
       Operating revenue
             Advertising                                   63.4%                 68.3%               66.5%                69.0%
             Circulation                                   32.4%                 28.7%               29.9%                27.5%
             Job printing and other                         4.2%                  3.0%                3.6%                 3.5%
                                                      ----------            ----------          ----------           ----------
       Total operating revenue                            100.0%                100.0%              100.0%               100.0%
                                                      ----------            ----------          ----------           ----------
       Operating costs
             Newsprint                                     19.4%                 18.4%               18.9%                18.1%
             Compensation costs                            15.9%                 19.5%               16.0%                18.0%
             Other operating costs                         54.1%                 51.0%               50.1%                49.2%
             Direct subscription campaign costs, net         --                   6.8%                  --                 6.2%
             Depreciation and amortization                  3.9%                  4.1%                3.6%                 3.7%
                                                      ----------            ----------          ----------           ----------
       Total operating costs                               93.3%                 99.8%               88.6%                95.2%
                                                      ----------            ----------          ----------           ----------
       Operating income                                     6.7%                  0.2%               11.4%                 4.8%
                                                      ==========            ==========          ==========           ==========
Canadian Newspaper Group
       Operating revenue
             Advertising                                   73.3%                 72.5%               74.1%                73.0%
             Circulation                                   22.7%                 23.5%               21.5%                22.8%
             Job printing and other                         4.0%                  4.0%                4.4%                 4.2%
                                                      ----------            ----------          ----------           ----------
       Total operating revenue                            100.0%                100.0%              100.0%               100.0%
                                                      ----------            ----------          ----------           ----------
       Operating costs
             Newsprint                                     13.9%                 12.9%               13.8%                12.1%
             Compensation costs                            40.4%                 41.2%               38.1%                39.6%
             Other operating costs                         28.6%                 30.2%               28.4%                29.3%
             Depreciation and amortization                  6.0%                  5.5%                5.5%                 5.3%
                                                      ----------            ----------          ----------           ----------
       Total operating costs                               88.9%                 89.8%               85.8%                86.3%
                                                      ----------            ----------          ----------           ----------
       Operating income                                    11.1%                 10.2%               14.2%                13.7%
                                                      ==========            ==========          ==========           ==========

GROUP OPERATING RESULTS


UNITED STATES NEWSPAPER GROUP

CHICAGO GROUP
Revenue for the Chicago Group increased $9.7 million to $92.1 million in the third quarter of 1998 from $82.4 million for the same period in 1997. For the nine months ended September 30, Chicago Group revenue increased $33.3 million from $247.3 million in 1997 to $280.6 million in 1998. The acquisition of the Gary Post-Tribune in January 1998 added $7.6 million and $22.3 million to revenue in the third quarter of 1998 and the first nine months of 1998, respectively. Advertising revenue for Chicago Group entities owned in both years increased 3.7% and 7.3% for the third quarter 1998 and the nine months ended September 30, 1998, respectively. Circulation revenue for entities owned in both years decreased by 4.8% and 4.0% for the third quarter of 1998 and first nine months of 1998, respectively from the same periods in the prior year. This decrease was primarily as a result of cover price discounting at the Chicago Sun-Times in response to cover price reductions made by the competition.

On a "same store" basis, compensation costs as a percentage of revenue at the Chicago Group were 40.1% and 39.0% for the third quarter 1998 and the nine months ended September 30, 1998, respectively, compared to 39.9% and 39.5% in the respective periods of 1997. Newsprint expense increased due to higher newsprint prices and increased consumption. EBITDA on a "same store" basis increased for both the third quarter and first nine months of 1998 by $0.2 million and $1.6 million, respectively. The increases are due to increased advertising revenues, offset, in part, by a slight decrease in circulation revenue and an increase in newsprint expense.

COMMUNITY GROUP
The overall decrease in Community Group operating revenues, EBITDA and operating income is due to the sale of the 80 community newspapers in January 1998. Revenue attributable to the newspapers sold was $25.8 million in the third quarter of 1997 and $75.9 million for the nine months ended September 30, 1997. On a "same store" basis, the Community Group revenues and EBITDA were $44.1 million and $13.4 million in the third quarter 1998 compared to $43.0 million and $13.2 million in the third quarter of 1997. For the nine months ended September 30, 1998, the Community Group revenues and EBITDA, on a "same store" basis, were $124.5 million and $38.3 million compared to $121.6 million and $37.3 million in 1997. For properties owned in both years, newsprint expense increased 9.7% and 13.1% for the third quarter and first nine months of 1998 from the respective periods in the prior year primarily due to increases in both newsprint prices and consumption. For properties owned in both years, compensation costs as a percentage of revenue for the third quarter were 32.9% in 1998 compared to 32.7% in 1997, and other operating costs were 25.0% in 1998 compared to 25.7% in 1997. For properties owned in both years, compensation costs as a percentage of revenues for the first nine months were consistent at 32.9% for both periods and other operating costs were 24.4% in 1998 compared to 25.6% in 1997.

U.K. NEWSPAPER GROUP

Third quarter operating revenue for the U.K. Newspaper Group increased 16.6% from 1997. In pounds sterling, advertising revenue increased 6.2% and circulation revenue increased 29.5%. For the nine months ended September 30, 1998, revenue increased 13.2%. The increase in circulation revenue was primarily the result of the participants in the direct prepaid subscription program renewing at higher prices.

EBITDA for the U.K. Newspaper Group was $13.5 million in the third quarter of 1998 compared to $4.7 million in 1997. EBITDA for the nine months ended September 30, 1998 increased to $61.1 million from $30.6 million in 1997. The results in 1997 included a deduction of $7.4 million and $22.2 million in the third quarter and first nine months, respectively, for costs related to the direct prepaid subscription campaign, which were shown as a separate item. This expense included all costs, net of direct revenue, related to the campaign. Beginning with the fourth quarter of 1997, the net costs of the campaign had declined and advertising revenue had increased, sufficient that no separate charge was necessary. Newsprint expense for the third quarter of 1998 remained fairly consistent at $24.7 million compared to $24.8 million (including $4.7 million of newsprint costs associated with the direct subscription campaign) in 1997. Newsprint expense for the nine months ended September 30, 1998 was $76.7 million compared to $77.3 million (including $12.4 million of newsprint costs associated with the direct subscription campaign). Even though newsprint consumption had increased, newsprint prices remained lower as a result of longer term pricing contracts entered into in the U.K. Compensation costs as a percentage of revenue decreased to 15.9% in the third quarter of 1998 from 19.5% in 1997 and 16.0% for the nine months ended September 30, 1998 from 18.0% in 1997. Other operating costs, excluding costs associated with the direct prepaid subscription campaign in 1997, as a percentage of revenue were 54.1% in the third quarter of 1998 compared to 51.0% in 1997 and 50.1% for the first nine months of 1998 compared to 49.2% in 1997.


CANADIAN NEWSPAPER GROUP

Third quarter operating revenue for the Canadian Newspaper Group was $238.8 million in 1998 compared to $257.9 million in 1997, a decrease of 7.4%. The decrease in revenue is due to disposals at both Southam and the Canadian Newspaper Group and the effects of foreign currency rates. For the nine months ended September 30, 1998 operating revenue remained relatively flat at $779.1 million compared to $777.5 million in 1997.

Operations at the Canadian Newspaper Group were affected by acquisitions and disposals. Revenue and EBITDA for the third quarter, on a "same store" basis, were Cdn.$322.8 million and Cdn.$66.1 million, respectively, in 1998 compared to Cdn.$312.6 million and Cdn.$55.8 million, respectively, in 1997. Revenue and EBITDA for the first nine months, on a "same store" basis, were Cdn.$1,017.4 million and Cdn.$229.4 million, respectively, in 1998 compared to Cdn.$952.5 million and Cdn.$196.5 million, respectively, in 1997.

Newsprint expense, as a percentage of sales, increased to 13.8% for the third quarter of 1998 from 12.1% in 1997 and to 13.9% for the nine months ended September 30,1998 from 12.9% in 1997. The increase in the third quarter is due to increased consumption offset by a lower average newsprint price. For the nine months ended September 30, the increase was due to both higher newsprint prices and increased consumption. Compensation expense as a percentage of sales for the third quarter decreased to 40.4% 1998 from 41.2% in 1997 and for the nine months ended September 30, 1998 decreased to 38.1% from 39.6% in the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL

Working capital consists of current assets less current liabilities. Working capital was $44.4 million at September 30, 1998 compared to $56.4 million at December 31, 1997. Current assets were $495.7 million at September 30, 1998 compared with $505.3 million at December 31, 1997. Current liabilities, excluding debt obligations, were $444.9 million at September 30, 1998, compared with $413.3 million at December 31, 1997. The increase in current liabilities is primarily due to the tax payable on the gain on sale of the community newspapers and on the gains on sales of American Trucker and other newspapers at Southam.


DEBT

Long-term debt, including the current portion, was $1.45 billion at September 30, 1998, slightly up from $1.43 billion at December 31, 1997. Proceeds from the sales of community newspapers and from the sale of operations at Southam have offset the cost of the additional interest in Southam and other newspaper acquisitions.



BANK CREDIT FACILITY

On March 30, 1998 the parties to the Bank Credit Facility entered into a Third Amended and Restated Credit Agreement (the "Third Amendment"), amending and restating the Bank Credit Facility. The Third Amendment amends certain terms and conditions of the Bank Credit Facility, primarily extending the maturity date to December 31, 2004, decreasing commitment fees, and increasing the amount of dividends Publishing can pay to the Company for Class A Common Stock repurchases.

CONVERSION OF PREFERRED STOCK

On August 4, 1998 the Company completed an Exchange Offer to exchange any and all of its outstanding PRIDES for shares of Class A Common Stock. Of the 20,700,000 total PRIDES outstanding, 19,993,531 were exchanged for 18,394,048 shares of Class A Common Stock.

On September 30, 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock.

EBITDA

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates and interest, dividend and other income was $79.4 million for the third quarter of 1998 compared with $75.8 million for the same period in 1997 and $293.0 million for the nine months ended September 30, 1998 compared with $273.4 million in 1997. The Company believes that EBITDA is important to its ability to fund current operations and to service debt.

CASH FLOW

Cash flow from operating activities was $38.6 million for the first nine months of 1998 compared with $134.7 million for the first nine months of 1997.

Cash flow used in investing activities was $19.6 million in 1998, largely due the acquisition of the additional interest in Southam, and other newspaper acquisitions and capital expenditures related to the new press facility at the Chicago Group, offset, in part, by the sales of American Trucker and various newspapers at Southam and the community group. Cash flow provided by investing activities was $40.3 million in 1997, largely due to the sale of the interest in Fairfax.

Cash flow used in financing activities was $38.4 million in 1998 compared to $242.6 million in 1997. The 1997 cash flow used in financing activities was primarily as a result of the payment to Hollinger Inc. for the Canadian Newspapers and the redemption of the preference shares of DTH and FDTH.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities, borrowings under their bank credit facilities.


DIVIDENDS AND OTHER COMMITMENTS

The Company's sales of Class A Common Stock and PRIDES have significantly increased its dividend obligations and the Company also has significant debt service obligations, capital expenditures, management fees due to Hollinger Inc. and its affiliates and dividends on its Series C Preferred Stock and Series D Preferred Stock.

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of September 30, 1998, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $31.6 million. The foregoing calculation is based on the sum of the following for the period January 1, 1998 to September 30, 1998: (i) 50% of the sum of (x) consolidated net income of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) amortization expense of Publishing and its subsidiaries;
(ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) $25 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its requirements. On June 29, 1998, the Company announced an increase in the quarterly dividend to $0.1375 per issued and outstanding share of Class A and B Common Stock from $0.10 per share. The increase will be effective for the dividends paid October 15, 1998 to stockholders of record on October 1, 1998.

YEAR 2000 DISCLOSURE

The Company has analyzed its internally developed and purchased software that utilize embedded date codes. Such embedded date codes may experience operating problems with respect to dates on or after January 1, 2000, the so-called Year 2000 problem. A corporate-wide task force is in place, with all major business segments involved. Exposure to this issue differs considerably from subsidiary to subsidiary. The Company has already made modifications and during the remainder of 1998 and 1999 plans to make further necessary modifications to the identified software and to test systems. Within the United States Newspaper Group, Community Group modifications are almost complete, with individual company systems testing and verification underway, while at the Chicago Group, primarily the Chicago Sun-Times, the necessary changes will not be complete until mid-1999. Within the U.K. Newspaper Group and the Canadian Newspaper Group, critical systems have been modified or replaced and individual systems testing and verification are underway. The Company's most reasonably likely worst case Year 2000 scenario is that the Company would incur additional costs and lose some timeliness in producing some newspapers; however, the Company believes that it will be able to produce newspapers. Because the Company's systems are not integrated, the Company is preparing to handle the most reasonably likely worst case scenario on a case by case basis. The Company is also communicating with key suppliers, most notably newsprint vendors, and others with which we do business to coordinate Year 2000 conversion. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational difficulties for the Company. It is not anticipated that modifying or replacing software will have a material effect in any one year on the Company's financial statements or results of operations taken as a whole. The Company estimates that the total cost of Year 2000 remediation, including costs of modifying software and hiring Year 2000 solution providers will not exceed $12 million, of which the Company estimates $7 million has already been expended. Funding for such remediation efforts will be generated from normal operations. No other information technology projects have been materially deferred or delayed due to Year 2000 efforts.

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

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant

Date:  November 13, 1998        By:      /S/    J. A. Boultbee
                                         ---------------------------------
                                         J. A. Boultbee
                                         Executive Vice  President, and
                                         Chief Financial Officer