Form 10-K405
period 1998-12-31
HOLLINGER INTERNATIONAL INC
filed 1999-03-31
CIK 868512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the Fiscal Year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                  For the transition period from       to
                                                 -----    -----

                           Commission File No. 0-24004

                          HOLLINGER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   95-3518892
             --------                                   ----------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

401 North Wabash Avenue, Suite 740, Chicago, Illinois      60611
-----------------------------------------------------   ----------
      (Address of Principal Executive Office)           (Zip Code)

        Registrant's telephone number, including area code (312) 321-2299

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS:                             WHICH REGISTERED:
--------------------                             -----------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes    x   No
                                         ---     ---


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

         The aggregate market value of Class A Common Stock held by non-affiliates as of March 22,1999, was approximately $573,171,000. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

         The number of outstanding shares of each class of the registrant's common stock as of March 22, 1999, was as follows: 94,538,723 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                             LOCATION
--------                                                             --------
Proxy Statement for 1998 Annual Meeting of Stockholders
filed pursuant to Regulation 14A under the Securities
Exchange Act of 1934.................................................Part III

                          HOLLINGER INTERNATIONAL INC.
                                 1998 FORM 10-K
                                 --------------


                                     PART I                                PAGE
                                                                           ----
Item 1.  Business..........................................................   1
Item 2.  Properties........................................................  21
Item 3.  Legal Proceedings.................................................  22
Item 4.  Submission of Matters to a Vote of Security Holders...............  22


                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................  25
Item 6.  Selected Financial Data...........................................  27
Item 7.  Management's Discussion and  Analysis of Financial Condition
           and Results of Operations.......................................  29
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.........  44
Item 8.  Financial Statements and Supplementary Data.......................  46
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  46


                                  PART III

Item 10. Directors and Executive Officers of the Registrant................  47
Item 11. Executive Compensation............................................  47
Item 12. Security Ownership of Certain Beneficial Owners and Management....  47
Item 13. Certain Relationships and Related Transactions....................  47


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  48

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

         Hollinger International Inc. (the "Company"), through subsidiaries and affiliated companies, is a leading publisher of English-language newspapers in the United States, the United Kingdom, Canada and Israel. Included among the 113 paid daily newspapers, which at December 31, 1998, the Company owned or had an interest in, are the Chicago Sun-Times, The Daily Telegraph and the Ottawa Citizen. These 113 newspapers had a worldwide daily combined circulation of approximately 4,468,000. In addition, the Company owned or had an interest in 349 non-daily newspapers as well as magazines and other publications. The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers. Since the Company's formation in 1986, the existing senior management team has acquired over 400 newspapers and related publications (net of dispositions) in the United States, The Daily Telegraph in the United Kingdom, The Jerusalem Post in Israel, and has made significant investments in newspapers in Canada, including a controlling interest in Southam Inc. ("Southam"), Canada's largest newspaper publisher and the acquisition of the Canadian Newspapers in 1997 from Hollinger Inc.

         The operations of the Company consist of its United States Newspaper Group, its U.K. Newspaper Group, and Canadian Newspaper Group, which accounted for 27%, 25% and 48%, respectively, of the Company's total operating revenues of $2,197.8 million for the year ended December 31, 1998.

         Unless the context requires otherwise, all references herein to the "Company" mean Hollinger International Inc., its predecessors and combined subsidiaries, "Publishing" refers to Hollinger International Publishing Inc. and "Hollinger Inc." refers to Hollinger Inc.

         UNITED STATES NEWSPAPER GROUP

         The Company's United States operations consist of its Chicago Group, made up of three daily and 78 non-daily newspapers, including the Chicago Sun-Times, the eighth largest circulation metropolitan daily newspaper in the United States, and its Community Group, consisting of 166 newspapers and related publications. At December 31, 1998, the Company published a total of 241 newspapers and related publications in the United States consisting of 54 daily newspapers with a total paid circulation of approximately 1,093,000, 108 paid non-daily newspapers with a combined paid circulation of approximately 1,527,000 and 79 free circulation publications with a combined circulation of approximately 1,502,000, and a total combined circulation of approximately 4,122,000. For accounting and management purposes, the Community Group also includes the Company's wholly-owned subsidiary ("Jerusalem Post") which publishes The Jerusalem Post, Israel's most important English-language daily newspaper, with a paid daily circulation of approximately 14,000. The related weekend edition of The Jerusalem Post, including the English and French-language international weekly editions, have a combined paid circulation of approximately 128,600. The Chicago Group and the Community Group accounted for $379.2 million and $210.1 million, respectively, of the Company's total operating revenues for the year ended December 31, 1998.

         U.K. NEWSPAPER GROUP

         The Company's U.K. Newspaper Group consists of its wholly owned subsidiary, The Telegraph Group Limited and its consolidated subsidiaries ("The Telegraph"). The Telegraph publishes The Daily Telegraph, the leading quality daily newspaper in the United Kingdom. The Telegraph also publishes The Sunday Telegraph, The Weekly Telegraph, the Electronic Telegraph and The Spectator magazine. The Daily Telegraph is the largest circulation quality daily newspaper in the United Kingdom with an average daily circulation of approximately 1,064,000, representing a 37% share of the quality daily newspaper market. The Daily Telegraph's Saturday edition has the highest average daily circulation (approximately 1,208,000) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with an average Sunday circulation of approximately 835,000. The Telegraph's operating revenues were $550.5 million for the year ended December 31, 1998.

         CANADIAN NEWSPAPER GROUP

         At December 31, 1998, the Company's Canadian Newspaper Group consisted of the Canadian Newspapers and its 71.0% equity interest in Southam and its consolidated subsidiaries. During the first quarter of 1999, the Company acquired the remaining shares of Southam that it did not already own.

         During 1998, the Company increased its indirect interest in Southam from 58.6% to 71.0%. Southam has operations in newspaper publishing, and to a lesser extent, in business communications. Southam is Canada's largest publisher of daily newspapers with 34 daily newspapers and 72 non-daily newspapers with a total daily circulation of approximately 1,913,000. Southam's principal publications include the National Post, The Gazette (Montreal), The Ottawa Citizen, the Calgary Herald, The Vancouver Sun, The Province (Vancouver) and The Edmonton Journal. In addition, the Southam Magazine and Information Group publishes Canadian business magazines and tabloids for the automotive, trucking, construction, natural resources, manufacturing and other industries. Southam's operating revenues were $844.8 million for the year ended December 31, 1998.

         The Canadian Newspapers consist of 24 daily, 14 non-daily and 76 free distribution newspapers located in five provinces. Total paid daily circulation for the Canadian Newspapers is approximately 426,000. Canadian Newspapers' operating revenues were $213.2 million for the year ended December 31, 1998.

         PRIDES EXCHANGE

         In July 1998, pursuant to an exchange offer, 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock, leaving 706,469 PRIDES outstanding.

         TOTAL RETURN EQUITY SWAP

         In August and September 1998, the Company entered into an arrangement with four banks, pursuant to which the banks purchased 12,640,305 shares of the Company's Class A Common Stock. 2,522,600 of these shares were purchased on the open market at an average price of $15.24 and 10,117,705 were purchased from affiliates of the Company at an average price of $13.88. The Company has the option during the second year following these purchases to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. In the latter case, any gain or loss realized by the banks will be for the Company's account. Until the Company purchases the shares or the banks resell them, dividends paid on the shares belong to the Company and the Company pays interest to the banks at the rate of LIBOR plus 1.25%. If the Company's stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security.

         SHARE REPURCHASES

         The Company continues to repurchase shares of Class A Common Stock on the open market. During 1998, the Company purchased 107,500 shares of Class A Common Stock. As of March 22, 1999, the Company had repurchased in 1999 an additional 2,362,400 shares of Class A Common Stock.

         OWNERSHIP BY HOLLINGER INC.

         At December 31, 1998, Hollinger Inc. directly and indirectly owned 41.3% of the combined equity interest and 73.9% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock of the Company (without giving effect to the future issuance of Class A Common Stock in connection with the Company's remaining PRIDES or upon conversion of the Company's Series C Preferred Stock or remaining Series D Preferred Stock or the Special Shares of HCPH as defined in Note 6 of the Consolidated Financial Statements). As a result, Hollinger Inc. will continue to be able to control the outcome of any election of directors and to direct management policy, strategic direction and financial decisions of the Company and its subsidiaries. Hollinger Inc. owns all of the outstanding Series C Preferred Stock which shall convert automatically on June 1, 2001 pursuant to the conversion formula set forth in its Certificate of Designations and Series D Preferred Stock of the Company, which is convertible at any time into shares of Class A Common Stock at the initial conversion price of the Canadian dollar equivalent of $14 per share. During 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock and these shares were purchased by a group of banks pursuant to the Total Return Equity Swap described above. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash leaving 134,126 shares of Series D Preferred Stock outstanding. Based on the foreign exchange rates in effect, 931,642 shares of Class A Common Stock would have been issuable as of March 22, 1999 on conversion of the Series D Preferred Stock.

         Hollinger Inc. is effectively controlled by The Hon. Conrad M. Black, Chairman of the Board and Chief Executive Officer of Hollinger Inc. and of the Company, through his direct and indirect ownership and control of Hollinger Inc.'s securities. Mr. Black has advised the Company that Hollinger Inc. does not presently intend to reduce its voting power in the Company's outstanding Common Stock to less than 50%. Furthermore, Mr. Black has advised the Company that he does not presently intend to reduce his voting control over Hollinger Inc. such that a third party would be able to exercise effective control over it.

         COMMUNITY GROUP SALES

          In January 1998, the Company completed the sale of 80 community newspapers for proceeds of $310.0 million. In February 1999, the Company sold 45 community newspapers for approximately $472.0 million of which approximately $456.0 million was cash. On a pre-tax basis, the sales generated capital gains of $201.2 million and approximately $241.0 million, respectively.

         GENERAL

         The Company was incorporated in the State of Delaware on December 28, 1990 and its wholly owned subsidiary, Hollinger International Publishing Inc. ("Publishing") was incorporated in the State of Delaware on December 12, 1995. Each of the Company and Publishing has its executive offices at 401 North Wabash Avenue, Chicago, Illinois 60611, telephone number (312) 321-2299.

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

         The Company's newspaper operating strategy in the Community Group has been to operate newspapers in regional clusters where feasible. This enables the Company to market advertising on a regional basis and allows for regionalized management that results in cost savings from reduction in overhead, centralized purchasing and, to the extent practicable, regionalized printing. The Company intends to generate additional cost savings opportunities through operating efficiencies and automation in the Community Group. Further, improvements in profitability at properties acquired during the past three years will be emphasized.

         In Chicago, the focus on overall cost reduction will continue. Significant emphasis on increasing circulation at the Chicago Sun-Times and the continued focus on deploying human resources to sales and marketing, both locally through a combined network of all Chicago Group newspapers, and nationally by bringing national salesmen in-house and opening national sales offices in major business centers. In addition, efficiencies through automation and an upgrade of printing facilities are planned.

         The focus for The Daily Telegraph will continue to be to retain its circulation dominance in its market and to increase the resulting advertising revenue. The successful prepaid subscription program will continue, albeit at higher subscription prices than the initial introductory offer. The Company will continue to focus on maintaining and increasing the circulation increase for The Sunday Telegraph. Operationally, continued efficiencies in producing the newspapers through joint ventures in West Ferry Printers and Trafford Park Printers are expected. Through its new joint venture with Express Newspapers, Newsprint Management and Supply Services, Ltd. ("NMSS"), The Telegraph expects to realize efficiencies in the control of waste with a resulting decrease in newsprint costs.

         The Company intends to continue its current efforts at the Canadian Newspapers to improve the profitability of the papers through the centralization of newsprint purchasing and certain other functions, such as accounting and personnel. The Company intends to coordinate, to the extent practicable, its newsprint purchases for its United States newspapers with those of the Canadian newspapers. To achieve greater product quality and cost reductions, the Company, where justified by economic and operational criteria, may regionalize production operations at its Canadian community newspapers and may explore the feasibility of such regionalization with Southam's newspaper operations in Canada. The Company also intends to enhance advertising and circulation revenues by focusing on the natural circulation and readership advantages of the particular newspapers.

         Southam intends to continue to improve profitability of its newspapers, magazines and other publications through the implementation of the previously announced labor cost reduction program, the decentralization of certain administrative and corporate functions, and enhancements to editorial and product quality. In October 1998, Southam launched the National Post, which suffered operating losses; however, increases in advertising revenue and circulation revenue are expected in 1999, which will reduce the level of operating losses. By the end of 1998 Southam had made significant progress in its staff reduction plan announced in 1995 which included the elimination of 750 positions and the write-down of redundant assets at its Pacific Press facility in Vancouver, including printing equipment and other operating assets. New printing equipment at Pacific Press, which became operational in 1997, has improved product print quality and is expected to continue to reduce labor and other operating costs. In addition, Southam's business strategy includes improvement of circulation and advertising revenues by focusing on the natural circulation or readership advantages of each newspaper and improvement in its newsprint purchase agreements by coordinating, to the extent practicable, its newsprint purchases with that of the Company. The Company also intends to explore with Southam possible regional printing arrangements between Southam's various newspapers located in different communities throughout Canada and the Canadian Newspapers.

         The Company remains vigilant for the opportunity to purchase newspapers that are underperforming in terms of cash flow but have a long history of publishing within a community, possess strong readership and advertiser loyalty; and have the potential for increased gross operating profit through cost reductions, revenue enhancements and synergies with the Company's existing operations; and are available at attractive prices. The Company expects that its future acquisitions in the United States and Canada will be principally of community newspapers; however, the Company may consider the acquisition of selected larger circulation publications that meet the Company's acquisition criteria.

         The Company and Hollinger Inc. have historically agreed that the Company will be Hollinger Inc.'s principal vehicle for engaging in and effecting acquisitions in the newspaper business and in related media businesses in the United States, Israel and, through The Telegraph, the United Kingdom and the rest of the European Community. Hollinger Inc. reserved the ability to pursue all media (including newspaper) acquisition opportunities outside those areas, and all media acquisition opportunities unrelated to the newspaper business throughout the world.

RISKS

         Certain statements contained in this report under various sections, including but not limited to "Business Strategy" and "Management's Discussion and Analysis", are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

- International Holding Company Structure - The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company's ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company's ability to pay dividends on its common stock, its preferred stock or its PRIDES may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company's subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing, and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company's right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

- Growth Strategy - The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers, principally through cost reductions. The Company's growth strategy presents risks inherent in assessing the value, strengths and weaknesses of acquisition opportunities, in evaluating the costs of new growth opportunities at existing operations and in managing the numerous publications it has acquired and improving their operating efficiency. While the Company believes that there are significant numbers of potential acquisition candidates, the Company is unable to predict the number or timing of future acquisition opportunities or whether any such opportunities will meet the Company's acquisition criteria or, if such acquisitions occur, whether the Company will be able to achieve improved operating efficiencies or enhanced profitability. In addition, the Company's acquisition strategy is largely dependent on the Company's ability to continue to obtain financing on acceptable terms.

- Restrictions in Debt Agreements and Other Restrictive Arrangements - The Company and its subsidiaries have substantial leverage and substantial debt service obligations as well as obligations under the preferred stock of the Company and the PRIDES. The instruments governing the terms of the principal indebtedness and redeemable preferred stock of the Company, Publishing and its principal United States and foreign subsidiaries contain various covenants, events of default and other provisions that could limit the financial flexibility of the Company, including the payment of dividends with respect to outstanding common stock and preferred stock and the implementation of its growth strategy.

- Cyclicality of Revenues - Advertising and, to a lesser extent, circulation revenues of the Company, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases, as well as changes in the mix of advertising, have corresponded with general economic downturns and regional and local economic recessions. The Company believes, however, that the geographic diversity of its global operations may mitigate, to some degree, the effects of an economic downturn in any particular market served by the Company.

- Newsprint Costs - Newsprint represents the single largest raw material expense of the Company's newspapers throughout the world and, together with employee costs, is one of the most significant operating costs. Newsprint costs vary widely from time to time. For example, newsprint cost increased approximately 40% per metric ton in 1995 on an industry-wide basis, and the average cost per metric ton of newsprint was substantially higher in the first half of 1996 than in the first half of 1995. However, newsprint costs decreased significantly in the second half of 1996, continued to decline through the second quarter of 1997 and increased slightly in the second half of 1997. Newsprint prices increased slightly through 1998; however, the Company expects newsprint prices will remain more stable for the next year than they were through 1996. Although the Company has implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width and managing its return policy, price increases have had an adverse effect on the Company's results of operations.

- Foreign Operations and Currency Exchange Rates - Operations outside of the United States accounted for approximately 73.2% of the Company's operating revenues and approximately 75.3% of the Company's operating income for the year ended December 31, 1998. Generally, the Company does not hedge against foreign currency exchange rate risks except through borrowings in those currencies. As a result, the Company may experience economic loss and a negative impact on earnings with respect to its investments and on dividends from its foreign subsidiaries, solely as a result of currency exchange rate fluctuations.

- Newspaper Industry Competition - Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail, and other communications and advertising media that operate in the Company's markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company's competitors are larger and have greater financial resources than the Company. For example, in the Chicago metropolitan area, the Chicago Sun-Times competes with a large established metropolitan daily and Sunday newspaper that is the fifth largest metropolitan daily and Sunday newspaper in the United States. In the United Kingdom, The Daily Telegraph competes with other national newspapers, principally The Times, which over the past several years has from time to time substantially reduced its cover price in an effort to increase its circulation. The Telegraph has met this competition and has from time to time engaged in its own price reduction or promotional initiatives. Electronic media is becoming a larger factor in newspaper industry competition. The management of the Company is closely monitoring the situation to ensure that we will be in a position to take advantage of technology changes as they occur. It is our view that our franchises are very strong and will continue to be viable revenue generators whether or not the product continues to be delivered on paper. To the extent that readers seek alternate means of delivery to newsprint, as we have already demonstrated with our on-line leadership in several countries, we will endeavor to provide it. These competitive activities can and have from time to time had an adverse effect on revenues and operating costs.

UNITED STATES NEWSPAPER GROUP

         CHICAGO GROUP

         The Chicago Group consists of The Sun-Times Company which, with its subsidiaries (the "Chicago Sun-Times"), publishes the Chicago Sun-Times, presently the eighth largest metropolitan daily newspaper in the United States, two suburban daily and 78 suburban weekly and biweekly newspapers in the Chicago area and the Post Tribune in Gary, Indiana.

          The Chicago Sun-Times, which has an average daily paid circulation of approximately 486,400 and is published in a tabloid format, has the largest daily circulation in Cook County, Illinois, which includes the City of Chicago. The suburban papers include Pioneer Newspapers Inc. ("Pioneer Press") which currently publishes 49 weekly newspapers in Chicago's north and northwest suburbs, and Midwest Suburban Publishing Inc. ("Midwest Suburban Publishing") which currently publishes the Daily Southtown, one weekly newspaper, 20 biweekly newspapers and five free distribution papers in Chicago's south and southwest suburbs.

         SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the past three years.

                                           YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                   1998               1997             1996
                            ---------------------------------------------------
                                         (DOLLARS IN THOUSANDS)

     Advertising........    $281,615   74%   $  243,301   71%   $ 228,676   69%
     Circulation........      82,534   22        79,574   23       80,693   24
     Job printing
        and other.......      14,960    4        18,493    6       24,263    7
                            ---------------------------------------------------
      Total.............    $379,109  100%   $  341,368  100%   $ 333,632  100%
                            ===================================================

         ADVERTISING Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation, penetration and type of advertising (whether classified, national or retail). In 1998, retail advertising accounted for the largest share of advertising revenues (48%), followed by classified (38%) and national (14%).

         The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pull-out sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers, such as arts, food, real estate, TV listings, weekend, travel and special sections. The Chicago area suburban newspapers also offer weekly both separate and special sections. Management has also developed the Sun-Times Newspaper Network, an advertising vehicle that can reach the combined readership base of the Chicago Sun-Times and the Chicago area suburban newspapers, including the Daily Southtown.

         CIRCULATION Circulation revenues are derived from single copy newspaper sales made through retailers and vending racks and home delivery newspaper sales to subscribers. Approximately 66% of the copies of the Chicago Sun-Times sold in 1998 were single copy sales. Approximately 72% of 1998 circulation revenues of the Chicago area suburban newspapers were derived from subscription sales.

         The average paid daily and Sunday circulation of the Chicago Sun-Times is approximately 486,400 and 405,800, respectively, the daily and Sunday paid circulation of the Daily Southtown is approximately 50,200 and 59,400, respectively, the daily and Sunday paid circulation of the Gary Post-Tribune is approximately 62,800 and 67,300, respectively, and the aggregate non-daily paid and free circulation of the Chicago area suburban newspapers is approximately 306,600 and 525,300, respectively.

         COMPETITION. Each of the Company's Chicago area newspapers competes in varying degrees with radio, television, direct marketing and other communications and advertising media as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region is comprised of Cook County and six surrounding counties and is served by six daily newspapers of which the Company owns two.

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

         EMPLOYEES AND LABOR RELATIONS. As of March 22, 1999, the Chicago Group employed approximately 3,300 employees (including approximately 800 part-time employees). Approximately 1,400 employees are represented by 15 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 38% of the Chicago Group's revenues in the year ended December 31, 1998. There have been no strikes or general work stoppages at any of the Chicago Group's newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

         RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 19% of the Chicago Group's revenues in the year ended December 31, 1998. The newspaper industry has seen the cost of newsprint increase significantly since March of 1994. Newsprint prices began decreasing in the second quarter of 1996 and continued to decline through the first quarter of 1997. Newsprint prices increased slightly though the remainder of 1997 and continued to increase slightly during 1998. The Chicago Group is not dependent upon any single newsprint supplier and currently obtains newsprint from four principal suppliers. To ensure an adequate supply of newsprint, the Chicago Group has newsprint supply contracts with certain minimum purchase requirements. The Chicago Group, like other newspaper publishers, has not entered into any long-term fixed price newsprint supply contracts in the current environment of volatile newsprint costs. The Chicago Group believes that its sources of supply for newsprint are adequate for its anticipated needs.

         COMMUNITY GROUP

         The Community Group consists of smaller newspaper publications in the United States and Israel. The Community Group's United States daily newspapers have been published on average for almost 100 years and are typically the only paid daily newspapers of general circulation in their respective communities. Circulation for community newspapers range from 2,100 to 46,500 for paid dailies and from 800 to 52,700 for paid non-dailies. Generally, the Company's community newspapers combine news, sports and features with a special emphasis on local information and provide one of the primary sources of such community information for the towns in which they are distributed. In addition to reaching the local population through paid daily and non-daily community newspapers, the Company also publishes free circulation "total market coverage" publications, including shoppers, with limited or no news or editorial content. As a group, these publications provide the Company with a stable and established circulation within the communities they serve, which it believes provides an effective medium for advertisers to reach a significant portion of the households in these communities.

         On January 27, 1998, the Company completed the sale of 80 community newspapers. The newspapers sold had a daily circulation of approximately 240,000. In February 1999, the Company sold 45 U.S. community properties, which had a daily circulation of approximately 296,000.

SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage that such sources represent of total revenues for the Community Group, including Jerusalem Post, during the past three years.

                                               YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                       1998             1997            1996
                                -----------------------------------------------
                                                 (DOLLARS IN THOUSANDS)
            Advertising......   $135,216   64%   $190,215   65%  $174,652   64%
            Circulation......     49,449   24      69,499   24     64,575   24
            Job printing
               and other.....     25,442   12      32,551   11     34,513   12
                                -----------------------------------------------
             Total...........   $210,107  100%   $292,265  100%  $273,740  100%
                                ===============================================


         ADVERTISING. Substantially all of the United States community newspaper advertising revenues in 1998 were derived from local retailers and classified advertisers, which management believes are less subject to fluctuation than national advertising. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation penetration and type of advertising (whether classified, display, or retail). In 1998, United States local and regional advertising accounted for the largest share of advertising revenues (54%), followed by classified (24%), preprinted inserts (18%) and national (4%).

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

         CIRCULATION. Circulation revenues are derived from home delivery sales of newspapers to subscribers and single copy sales made through retailers and vending racks. Approximately 79% of the 1998 United States community newspaper circulation revenue was derived from subscription sales. When possible subscription and single copy sales rates are increased in an effort to increase circulation revenues. Single copy cover prices currently range from 35(cent) to 75(cent).

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

         EMPLOYEES AND LABOR RELATIONS. As of March 22, 1999, the Community Group employed approximately 3,300 employees (including approximately 1,100 part-time employees) at its community publications in the United States. Approximately 3% of these employees are represented by unions. Total Community Group employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 34% of the Community Group's revenues in fiscal year 1998. There have been no strikes or general work stoppages at any of the Company's community newspapers in the past five years. The Company believes that its relationships with its employees are generally good.

         RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 11% of revenues for the Community Group in 1998. The newspaper industry has seen the cost of newsprint increase significantly since March of 1994. Newsprint prices began decreasing in the second quarter of 1996 and continued to decline through first quarter of 1997. Newsprint prices increased slightly through the remainder of 1997 and continued with slight increases during 1998. The Community Group is not dependent upon any single newsprint supplier and does not have long-term fixed price contracts with newsprint suppliers for its community publications. It currently obtains newsprint from a number of suppliers, foreign and domestic. The Community Group believes that its newsprint sources of supply are adequate for its anticipated needs.

         JERUSALEM POST. At the time of acquisition by Hollinger Inc. in 1989, Jerusalem Post was suffering operating losses. Since then, a turnaround strategy has been implemented by senior officers of the Company and Jerusalem Post to reduce operating and labor costs and upgrade printing capability and the physical plant. In the years ended December 31, 1998, 1997, and 1996, Jerusalem Post had operating margins of 7.3%, 7.4%, and 10.8%, respectively.

         Over 39.0% of Jerusalem Post's revenues of $20.8 million in 1998 were derived from circulation, with 35.5% from job printing and other and 25.5% from advertising. Jerusalem Post derives a greater percentage of its revenues from job printing than the Company's United States newspapers. Jerusalem Post has entered into a long-term contract to print and bind copies of the "Golden Pages", Israel's equivalent of a "Yellow Pages" telephone directory. Newsprint costs relating to publication of The Jerusalem Post equaled approximately 8.5% of Jerusalem Post's revenues in 1998. Newsprint used in producing the "Golden Pages" is provided by the owners of that publication.

         Newspapers in Israel are required by law to obtain a license from the country's interior minister, who is authorized to restrain publication of certain information if, among other things, it may endanger public safety. To date, Jerusalem Post has not experienced any difficulties in maintaining its license to publish or been subject to any efforts to restrain publication. In addition, all written media publications in Israel are reviewed by Israel's military censor prior to publication in order to prevent the publication of information that could threaten national security. Such censorship is considered part of the ordinary course of business in the Israeli media and has not adversely affected Jerusalem Post's business in any significant way.

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

         UNITED STATES REGULATION

         Paid circulation newspapers that are delivered by second class mail are required to obtain permits from, and to file an annual statement of ownership and circulation with, the United States Postal Service. Free circulation publications such as shoppers are delivered to subscribers and non-subscribers both by mail and without the use of the mail. Second class mail costs in 1998 for the Company's community newspapers were $1.8 million, or 0.9% of the Community Group's revenues, and third class mail costs were $2.5 million in 1998, or 1.2% of that group's revenues. Second class mail costs in 1998 for the Chicago Group were $1.8 million or 0.5% of the Chicago Group's revenues, and third class mail costs were $3.7 million or 1.0% of the Chicago Group's revenues. There is no significant regulation with respect to acquisitions of newspapers, other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 if certain threshold requirements under such act are satisfied.

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


U.K. NEWSPAPER GROUP

         THE TELEGRAPH

         The Telegraph is the publisher of The Daily Telegraph, the leading quality newspaper in the United Kingdom, The Sunday Telegraph, The Weekly Telegraph, the Electronic Telegraph and The Spectator magazine. Its most important property, The Daily Telegraph, was launched in 1855 and is the largest circulation quality daily newspaper in the United Kingdom. As of December 31, 1998, The Daily Telegraph's average daily circulation of approximately 1,064,000 represents a 37% share of the quality daily national newspaper market, a substantially greater share than that of its nearest direct competitor. The Daily Telegraph's Saturday edition has the highest circulation (1,208,000 as of December 31, 1998) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with a Sunday circulation of approximately 835,000 as of December 31, 1998.

         THE UNITED KINGDOM NATIONAL NEWSPAPER INDUSTRY. The newspaper market in the United Kingdom is segmented and, within each segment, highly competitive. The market segment in which The Daily Telegraph competes is generally known as the quality daily newspaper segment. This segment consists of all the broadsheets, and none of the tabloid daily newspapers. The Daily Telegraph and its competitors in this market segment appeal to the middle and upper end of the demographic scale.

         Newspapers in the United Kingdom differ from their counterparts in North America in several respects. First, they have substantially fewer pages. In 1998, The Daily Telegraph averaged 66 pages per issue, printed in one section on Tuesdays, Wednesdays and Fridays, two sections on Mondays and Thursdays, and eight sections plus a magazine and television guide on Saturdays. The Sunday Telegraph is published in five sections with one magazine. Second, pre-printed advertising inserts, which have been a major source of revenue growth in North America, are less common in the United Kingdom. Third, the advertising to news ratio in British newspapers is far lower. Fourth, British national newspapers more closely resemble North American magazines in that they have broad distribution and readership across the country and derive a much larger portion of their advertising revenue from national advertisers - unlike North American newspapers which, because of their relatively small geographical distribution, derive a substantial portion of their advertising from local advertisers. Finally, newspapers in the United Kingdom generally have charged higher cover prices, which in turn leads to higher circulation revenues than North American newspapers with similar circulation bases. However, since September 1993, when The Times first substantially reduced its cover price on its weekday newspaper, the national newspaper market in the United Kingdom has experienced intense cover price competition.

     SOURCES OF REVENUE. The following table sets forth the sources of revenue and their percentage of total revenues for the Telegraph during the past three years.

                                        YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------
                                 1998                      1997                 1996
                       -------------------------------------------------------------------
                                  (IN THOUSANDS OF BRITISH POUNDS STERLING)

    Advertising......  (pound) 221,167   66% (pound) 204,498   68% (pound) 177,997    62%
    Circulation......           98,488   30           82,917   28          100,258    35
    Other............           12,403    4           12,232    4            9,863     3
                       -------------------------------------------------------------------
    Total............  (pound) 332,058  100%(pound)  299,647  100%(pound)  288,118   100%
                       ===================================================================

---------------------------
 (1) Financial data is in accordance with U.K. GAAP.

         ADVERTISING. Advertising is the largest source of revenue at The Telegraph, representing approximately 66% of newspaper revenue in 1998. The Telegraph's display advertising strengths are in the automobile and travel sections. Display advertising revenue increased to (pound)107.3 million in 1998 from (pound)99.4 million in 1997. Financial advertising markets increased by 13% in 1998 and The Daily Telegraph is holding its market leadership position in terms of volume. Financial advertising revenue at the Telegraph increased to (pound)24.5 million in 1998, compared with (pound)21.4 million in 1997.

         Advertising in The Daily Telegraph's Saturday Magazine was (pound)26.1 million in 1998 compared to (pound)23.6 million in 1997, an increase of 11%. Advertising in The Sunday Telegraph Magazine was (pound)9.8 million in 1998 compared to (pound)7.5 million in 1997.

         The level of classified advertisements, especially recruitment advertisements, fluctuates with the economy. The Telegraph's revenue from this source increased to (pound)67.7 million in 1998 compared with (pound)67.3 million in 1997. The Telegraph's strategy with respect to classified advertising is to improve volume and yield in four sectors: recruitment, property, travel and automobiles. Recruitment advertising is the largest classified advertising category, representing about 60% of all classified advertising in terms of revenue.

         The rates charged by the Telegraph for display and classified advertising are determined largely by the total number of people in the various demographic groupings who read each publication. Readership is measured by a continuous independent survey conducted for National Readership Surveys Limited ("NRS"). According to NRS, The Daily Telegraph's readers are primarily in the top three of the six socio-economic groups, collectively described as ABC1. The Daily Telegraph has a readership of almost 2.0 million ABC1 adults, the highest of any quality daily newspaper and 457,000 more than its nearest competitor for the six-month period ended December 31, 1998. Management believes The Daily Telegraph readership position is highly advantageous in attracting advertisers, thereby permitting it to charge higher advertising rates per page than its direct competitors. The Sunday Telegraph has an ABC1 readership of almost 1.8 million as of December 31, 1998.

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

         CIRCULATION. The target audience of The Telegraph's newspapers is generally conservative, middle and upper income readers, with an increased emphasis on gaining new younger readers. The editorial strengths of The Telegraph's newspapers provide national and international news, financial news and features and comprehensive sports coverage. Net circulation revenue for The Daily Telegraph and The Sunday Telegraph for the three years ended December 31, 1998 is set forth below:


                     NET NEWSPAPER CIRCULATION REVENUE (1)


                                                        YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                               1998                1997              1996
                                     ---------------------------------------------------------
                                                     (IN MILLIONS OF BRITISH POUNDS STERLING)
         The Daily Telegraph         (pound)83.0   88%  (pound)70.6   90%  (pound)84.2   87%
         The Sunday Telegraph......         11.2   12           7.8   10          12.1   13
                                     ---------------------------------------------------------
         Total.....................  (pound)94.2  100%  (pound)78.4  100%  (pound)96.3  100%
                                     =========================================================
         Proportion of the
           Telegraph's newspaper
           revenue.................                28%                 28%                35%

-------------------------
(1)      Financial data is in accordance with U. K. GAAP.

         Between 1986 and 1993, The Daily Telegraph's cover price was increased from 25p to 48p for the weekday edition and to 70p for the Saturday edition. Over the same period, the cover price of The Sunday Telegraph was increased from 40p to 70p. Aggregate newspaper circulation revenue for all of The Telegraph's publications increased during that period by 53% from (pound)74 million in 1988 to (pound)113.5 million in 1993.

         In September 1993, The Times, the principal competitor of The Daily Telegraph, reduced the cover price of its weekday edition and its Saturday edition. The Telegraph did not respond initially, but pursued a strategy of increasing its promotional activities, which proved successful in maintaining the Telegraph's circulation levels. However, the strategy failed to stem the growth in circulation of The Times. In order to protect The Daily Telegraph's market leadership and to secure its premium advertising position in the longer term, management of the Telegraph decided in June 1994 to reduce the cover price of its weekday edition 30p and The Times responded by further reducing its cover price to 20p. Since June 1995, The Times has increased its cover price in three steps to 35p and The Daily Telegraph has increased its cover price to 45p.

         In May 1996 the Telegraph introduced the first United Kingdom national advance purchase subscription program. In the past, newspaper subscribers in the U.K. dealt directly with independent newsagents for the purchase of newspapers. A significant portion of the newspaper readers did not take the paper every day and this was especially true for Sunday. This program has proven successful in driving circulation increases although there has been some inevitable cannibalization of circulation revenues. By the end of 1996, the plan had added about

100,000 new weekday and 200,000 new Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997. By obtaining long term subscribers, The Telegraph expects to reduce its traditional promotional spending.

         OTHER PUBLICATIONS AND BUSINESS ENTERPRISES. The Telegraph is involved in several other publications and business enterprises, including The Spectator, The Weekly Telegraph, and the Electronic Telegraph. The Telegraph utilizes its brand in developing third party revenue opportunities including Reader Offers and Books Direct.

         EMPLOYEES AND LABOR RELATIONS. At March 22, 1999, The Telegraph and its subsidiaries employed approximately 1,100 persons and the joint venture printing companies employed an additional 1,100 persons. Collective agreements between The Telegraph and the trade unions representing certain portions of The Telegraph's workforce expired on June 30, 1990 and have not been renewed or replaced. The absence of such collective agreements has had no adverse effect on The Telegraph's operations and, in management's view, is unlikely to do so in the foreseeable future.

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

         RAW MATERIALS. Newsprint represents the single largest raw material expense of the Telegraph's newspapers and, next to employee costs, is the most significant operating cost. Up to 168,000 metric tons are consumed annually and in 1998 the total cost was approximately (pound)61.7 million, or 19% of its newspaper revenues.

         In the last quarter of 1997, the Telegraph formed a new joint venture with Express Newspapers to manage the newsprint resource. This was a further extension of the successful joint printing activity at West Ferry Printers that Telegraph and Express have benefited from for the last eight years. The new joint venture company, Newsprint Management & Supply Services Ltd. ("NMSS"), has as its main purpose the control of specifications, sourcing and the monitoring of usage through the printing plants operated by the joint venture partners, and other locations where the partners' publications are printed on a contract basis. NMSS commenced operations on January 1, 1998. Through close liaison with printing management, the benefits of common newsprint specifications and better control over inventory levels, reductions in operating waste are becoming evident. NMSS is responsible for about 410,000 tonnes per annum of newsprint consumption. During 1998 the activities of NMSS were extended to cover up to 65,000 tonnes of magazine paper used by Telegraph and Express.

         The newsprint supply agreements entered into by NMSS for 1999 provide for tonnages from individual suppliers of between 30,000 and 65,000 tonnes. In the main, prices are fixed throughout 1999 at levels some 3% below the average price paid during the last year. Inventory held at each printing location is sufficient for three to four days production and in addition, suppliers' stock held in the United Kingdom on behalf of NMSS represents a further four to five weeks consumption by the joint ventures.

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

         The managements of both joint venture printing companies continually seek to improve production performance. Major capital expenditures require the approval of the boards of directors of the joint venture partners. The presses used to print The Telegraph's newspapers were upgraded in 1992 by the addition of two color satellites for each press, enabling color to be printed on up to 12 pages of a 48 page newspaper on each print run. A further capital expenditure of around (pound)1 million was incurred with the addition of "balloon formers" to the presses. These permit The Telegraph's weekend newspapers to be printed in multiple sections.

         There is high utilization of the plants at West Ferry and Trafford Park Printers, with little spare capacity. At Trafford Park Printers, revenue earned from contract printing for third parties has a marginal effect on The Telegraph's printing costs. West Ferry Printers also undertakes some contract printing for third parties, which results in increased profitability.

         West Ferry Printers has eighteen presses, six of which are configured for The Telegraph's newspapers, eight are used for the newspapers published by The Telegraph's joint venture partner, United News & Media plc, and the remaining four for contract printing customers. Trafford Park Printers has four presses, two of which are used primarily for The Telegraph's newspapers.

         DISTRIBUTION. Since 1988, The Telegraph's newspapers have been distributed to wholesalers by truck under a contract with a subsidiary of TNT Express (UK) Limited. During 1996, the Express titles and The Daily Telegraph and The Sunday Telegraph, which are all printed at West Ferry Printers in London, began distribution to wholesalers on the same trucks. At Trafford Park Printers in Manchester, where The Daily Telegraph, The Sunday Telegraph and The Guardian are printed, a joint distribution service was arranged. Previously, the Express titles and the Guardian were distributed separately from the Telegraph titles. The Telegraph's arrangements with wholesalers contain performance provisions to ensure minimum standards of copy availability while controlling the number of unsold copies.

         Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and The Telegraph's circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high single copy sales. In addition to single copy sales, many retail news outlets offer home delivery services. In 1998 home deliveries accounted for 45% of sales of The Daily Telegraph and 42% of sales of The Sunday Telegraph.

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

CANADIAN NEWSPAPER GROUP

         At December 31, 1998, the Company's Canadian Newspaper Group consisted of its 71% equity interest in Southam and the Canadian Newspapers.

         SOUTHAM

        Southam is Canada's largest publisher of daily newspapers with 34 daily newspapers having a paid daily circulation of approximately 1,900,000. In addition Southam published 14 paid non-daily community newspapers and 58 free distribution publications with a combined circulation of approximately 2,400,000. During 1998, Southam acquired the Financial Post Company, which published the Financial Post. In October 1998, Southam launched the National Post, a new national daily newspaper in Canada, incorporating the Financial Post as the business section of the National Post. In 1998, The National Post achieved daily readership in excess of 750,000 with average paid circulation of 273,000 In July 1998, Southam acquired the Victoria Times Colonist and the Nanaimo Daily News and certain community newspapers on Vancouver Island in British Columbia, Canada with paid daily circulation of approximately 84,000. In addition, in September 1998, Southam sold the Hamilton Spectator and The Record (Kitchener-Waterloo), which had paid daily circulation of approximately 178,000.

         The following table sets forth the revenue mix for Southam for the three years ended December 31, 1998:



                                                     YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------
                                    1998                      1997                   1996
                          -------------------------------------------------------------------------
                                                  (IN THOUSANDS OF CANADIAN DOLLARS)

         Newspapers:
           Advertising    Cdn.$   917,470   73%    Cdn.$   855,315    72%   Cdn.$    706,185   65%
           Circulation            231,140   18             229,747    19             195,455   18
           Job printing
             and Other             49,598    4              33,872     3              27,205    2
         Business
         Communications            64,368    5              75,852     6             166,805   15
                          -------------------------------------------------------------------------
               Total      Cdn.$ 1,262,576  100%    Cdn.$ 1,194,786   100%   Cdn.$  1,095,650  100%
                          =========================================================================


         ADVERTISING. Advertising revenues represented 73% of Southam's total newspaper revenues in 1998. Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts. ROP, which represented 88% of total advertising revenues in 1998 is categorized as either retail, classified or national. The three categories represented 38%, 29% and 33%, respectively, of ROP advertising revenues in 1998. ROP advertising volume at Southam's daily newspapers in 1998 was 454.7 million lines, an increase of 2% over 1997.

         CIRCULATION. Circulation of Southam's daily newspapers at December 31, 1998 was 1.9 million copies. On a same-paper basis, circulation revenues increased by 1% in 1998.

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

         EMPLOYEES AND LABOR RELATIONS. As of March 22, 1999, Southam had approximately 6,400 full-time employees. Southam has approximately 100 union contracts in its newspaper operations. The percentage of unionized employees varies widely from paper to paper. For Southam's nine largest newspapers, which represent 70% of the total number of employees in the daily newspaper operations, approximately 63% of the workforce is unionized. During 1998, Southam successfully negotiated 17 labor contracts and an additional 30 contracts will be negotiated in 1999. With the large number of contracts being renegotiated every year, labor disruptions are always possible.

         RAW MATERIALS. The basic raw materials for newspapers is newsprint. Newsprint consumption in 1998 was 223,700 tons and newsprint costs represented approximately 14% of total revenues. Newsprint consumption at the newspapers owned in both years increased by 8%. The average price per tonne was up marginally in 1998 compared to 1997. Southam has access to adequate supplies to meet anticipated production needs.

         SOUTHAM RESTRUCTURING PLANS. In the last quarter of 1995, Southam took a pretax charge against its 1995 earnings of Cdn.$120.0 million ($88.1 million). Approximately Cdn.$40.0 million of the charge related to the writedown of redundant assets at its Pacific Press facility and other non-recurring costs, with the remaining Cdn.$80 million relating to employee termination costs in respect of the elimination of 750 positions. By the end of 1998 Southam had made significant progress in its staff reduction plan announced in 1995.

         REGULATORY MATTERS. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a "cultural business" under the Investment Canada Act and consequently, any acquisition of control of Southam by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada. Because Hollinger International Inc. is controlled by Hollinger Inc. that in turn is controlled by Canadians, the current ownership is acceptable.

        PRICE RANGE OF COMMON SHARES AND DIVIDENDS. Until early 1999, the ordinary shares of Southam were listed on the Toronto and Montreal stock exchanges. The twelve month high and low closing sales prices for the ordinary shares of Southam on the Toronto Stock Exchange as of January 22, 1999 were Cdn.$30.50 ($20.23) and Cdn.$22.60

($14.99), respectively. As result of the Company's acquisition of the remaining common shares of Southam it did not own Southam was delisted on the Toronto and Montreal Stock Exchanges on January 22, 1999.

         RELATIONSHIP WITH THE COMPANY. The Company and Hollinger Inc. now directly own a combined 100% interest in Southam through Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a New Brunswick holding company. The Company's majority interest in Southam, is held by HCPH in which Publishing and Hollinger Inc. own, directly or indirectly, the following interests; (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through its wholly-owned subsidiary) own 50% of the voting preference shares which have only nominal equity value. It is anticipated that Hollinger Inc. will pledge its interest in HCPH as collateral for bank financing arrangements of the Company and its subsidiaries.


         CANADIAN NEWSPAPERS

         The Company acquired its interest in the Canadian Newspapers from Hollinger Inc. in 1997. The Canadian Newspapers have been accounted for using the "as-if" pooling of interests method.

         BUSINESS OF THE CANADIAN NEWSPAPERS. The Canadian Newspapers consist of eight daily, six non-daily and 34 free distribution newspapers located in Ontario, four daily, two non-daily and 11 free distribution newspapers located in Saskatchewan, eight daily, five non-daily and 17 free distribution newspapers located in British Columbia, one daily and two free distribution newspapers located on Prince Edward Island and three daily, one non-daily and 12 free distribution newspapers in Quebec. These newspapers are operated by Sterling Newspaper Company ("Sterling")and UniMedia Inc., wholly owned subsidiaries of the company. In September 1998, Sterling sold the Cambridge Record and the Guelph Mercury, which had paid daily circulation of approximately 20,000. Total paid daily circulation for the Canadian Newspapers is approximately 426,000.

         The following table sets forth the revenue mix for the Canadian Newspapers for the three years ended December 31, 1998:

                                                          YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------
                                       1998                      1997                         1996
                             ---------------------------------------------------------------------------------
                                                     (IN THOUSANDS OF CANADIAN DOLLARS)

         Advertising          Cdn.$  200,778     63%      Cdn.$  195,977    63%    Cdn.$    170,677      59%
         Circulation                  84,606     27               85,251    28               91,679      32
         Job printing and
         other                        30,595     10               27,521     9               25,783       9
                             ---------------------------------------------------------------------------------
                    Total     Cdn.$  315,979    100%      Cdn.$  308,749   100%    Cdn.$    288,139     100%
                             =================================================================================



         ADVERTISING. Advertising revenue represents advertisements that are carried within the body of the newspapers or as inserts. Advertisements carried in the body of the newspaper, ROP advertising, which represented 92% of total advertising revenue in 1998, are categorized as national, classified, retail and local. These four categories represented 22%, 21%, 21% and 36%, respectively, of ROP advertising revenue.

         CIRCULATION. Circulation revenue accounted for approximately 27% of total revenue in 1998. In Quebec, home delivery represented approximately 75% of daily newspapers sold while single copy sales accounted for 25%.

         COMPETITION. The majority of the Canadian Newspaper revenues are from advertising. The amount of advertising in the newspapers is affected by a variety of factors including competition from print and other media as well as general and local economic conditions and the level of consumer confidence.

         EMPLOYEES AND LABOR RELATIONS. As of March 22, 1999, the Canadian Newspapers had approximately 2,300 full-time employees. Approximately half of the work force is unionized, but the percentage of unionized employees varies widely from paper to paper. The Company does not expect any undue difficulties in renewing any collective agreements that have expired or will expire in the future.

         RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint consumption in 1998 was 48,700 tons and newsprint costs represented approximately 12% of total revenues. Average newsprint prices increased slightly during 1998. The Canadian Newspapers have access to adequate supplies of newsprint in order to meet production needs.

         REGULATORY MATTERS. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a "cultural business" under the Investment Canada Act and consequently, any acquisition of control of the Canadian Newspapers by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada.

         In August 1988, Hollinger Inc. and UniMedia Group Inc. entered into an agreement with Sodec (Societe de developpement des enterprieses culturelles), an agency of the Quebec government, pursuant to which Sodec was granted an assignable right of first refusal in the event of the proposed acquisition by a person not resident in Quebec of the assets of LeSoleil and Le Quotidien or of the proposed direct or indirect acquisition by a person not resident in Quebec of control on UniMedia Group Inc., a wholly-owned subsidiary of UniMedia Inc.

ITEM 2.  PROPERTIES

         The Company's management believes that its properties and equipment are in generally good condition, well-maintained, and adequate for current operations.

         UNITED STATES NEWSPAPER GROUP

         CHICAGO GROUP. The Chicago Group has eight operating and production facilities. All editorial, pre-press, press, marketing, sales, and administrative activities for the Chicago Sun-Times are conducted in a 535,000 square foot, seven-story building owned by the Chicago Sun-Times. The circulation fleet is garaged and maintained in a three-story building. Mechanized insertion and pre-print storage occurs in a complex of seven single story buildings. The Company is in the process of replacing these facilities with a new press facility, at an expected total cost of approximately $115 million. It is anticipated that the new press facility will be operational in the latter part of 1999.

         Pioneer Press utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Production activities occur in a 65,000 square foot leased building in a neighboring suburb. Midwest Suburban Publishing utilizes one building for editorial, pre-press, marketing sales and administrative activities. Production activities occur at a separate facility. Both facilities are located in Chicago's south suburbs.

         COMMUNITY GROUP. Prior to the sale in February 1999, the Community Group had 85 operating and production facilities for its community publications in the United States. The group uses modern data processing equipment in its business management operations and in its typesetting. The group believes that all of its properties are in generally good condition, well maintained and adequate for their current operations. The group's operating and production facilities for its community publications are owned or leased by its subsidiaries, with approximately 68 being owned and the remaining 17 being leased for terms ranging from two to five years.

         The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York. The Jerusalem Post also owns certain properties held for investment in Jerusalem.

         U.K. NEWSPAPER GROUP

         THE TELEGRAPH. The Telegraph occupies five floors of a tower on Canary Wharf in London's Docklands under a 25 year lease expiring in 2017. Printing of The Telegraph's newspaper titles is carried out at fifty percent owned joint venture printing plants in London's Docklands and in Trafford Park, Manchester.

         CANADIAN NEWSPAPER GROUP

         SOUTHAM. Southam's newspapers and magazines are published at numerous facilities throughout Canada. Southam publishes predominantly all of its newspapers and performs all pre-press work on its magazines in facilities owned by Southam. Southam's magazines are printed at facilities owned by third parties. Southam has constructed a new production facilities in Vancouver and Windsor, Ontario, which began production in late 1997. Southam has commissioned a new printing plant in Montreal. Subject to the completion of the conversion of a few remaining letterpress operations to web offset, such facilities meet Southam's current needs and have ample capacity to meet anticipated future demands.

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

         Management believes that the outcome of any pending claims or proceedings will not have a material adverse effect on the Company taken as a whole. See Note 16 to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages (as of March 22, 1999) of each of the Company's current executive officers, followed by a description of their principal occupations during the past five years and current directorships of public reporting companies and investment companies in the United States, Canada and the United Kingdom. Unless otherwise indicated, each of the executive officers has held his or her position with the Company, or a similar position with the Company, for at least the past five years.

        Name                    Age         Position with the Company
The Hon. Conrad M. Black,
  P.C., O.C.                    54     Chairman of the Board, Chief Executive
                                         Officer and Director

F. David Radler                 56     Deputy Chairman, President, Chief
                                         Operating Officer and Director

Daniel W. Colson                51     Vice Chairman and Director and Deputy
                                         Chairman and Chief Executive Officer
                                         of The Telegraph

J. A. Boultbee                  55     Executive Vice President and Chief
                                         Financial Officer

Fredrick A. Creasey             48     Group Corporate Controller

J. David Dodd                   55     Vice President of Publishing and Chief
                                         Financial Officer of Southam

Barbara Amiel Black             58     Vice President, Editorial and Director

Paul B. Healy                   35     Vice President, Corporate Development
                                         and Investor Relations

Peter Y. Atkinson               53     Vice President

Mark S. Kipnis                  51     Vice President, Law and Secretary

John D. Ferguson                57     Vice President Production

Frederic Lebolt                 45     Vice President, New Media

Jerry J. Strader                62     President, American Publishing Company

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

         F. DAVID RADLER, Deputy Chairman, President, Chief Operating Officer and Director. Mr. Radler has served as President and Chief Operating Officer of the Company since October 25, 1995, as Deputy Chairman since May 1998, and a Director of the Company since 1990. Mr. Radler was Chairman of the Board of Directors of the Company from 1990 to October 25, 1995. Mr. Radler has served for the past five years as President and Chief Operating Officer and a Director of Hollinger Inc. He currently serves as a director of The Telegraph, and as Deputy Chairman, Associate Chief Executive Officer of Southam and as Director of Argus, Dominion Malting Limited, and West Fraser Timber Co. Ltd., all of which are Canadian public reporting companies. Mr. Radler is also a Director of the Jerusalem Post.

         DANIEL W. COLSON, Vice Chairman and Director of the Company, Deputy Chairman, Chief Executive Officer and a Director of The Telegraph. Mr. Colson has served as a Director of the Company since February 1995 and a Vice Chairman since May 1998. He has served as Deputy Chairman of the Telegraph since 1995 and as and Chief Executive Officer of the Telegraph since 1994 and was Vice Chairman of the Telegraph from 1992 to 1995. Mr. Colson currently serves as Vice Chairman and as a Director of Hollinger Inc., Southam, Hollinger Canadian

Publishing Holdings Inc., and as Director of Argus and The Molson Companies Limited, both of which are Canadian public reporting companies, and as a Director of John Fairfax Holdings Limited from 1991 to 1997.

         J. A. BOULTBEE, Executive Vice President and Chief Financial Officer. Mr. Boultbee has served as Executive Vice President and Chief Financial Officer of the Company since June 14, 1996. Mr. Boultbee has served as a Vice President of the Company from 1990 to June 13, 1996. Mr. Boultbee served as a Director of the Company from 1990 to October 25, 1995. Mr. Boultbee has served for the past five years as a Director and as the Vice-President, Finance and Treasury or Executive Vice President and Chief Financial Officer of Hollinger Inc. Mr. Boultbee also serves as a Director of Argus, Southam, Iamgold International African Mining Gold Corporation and Consolidated Enfield Corporation, all of which are Canadian public reporting companies.

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

         PETER Y. ATKINSON, Vice President. Mr. Atkinson has served as Vice President of the Company since 1997. Mr. Atkinson has served as Vice President and Corporate Counsel of Hollinger Inc. since 1996. Mr. Atkinson was previously a partner at the law firm of Aird & Berlis, which he joined in 1976.

         MARK S. KIPNIS, Vice President and Secretary. Mr. Kipnis has served as Vice President and Secretary of the Company since January 1998. Mr. Kipnis was previously a partner at the law firm of Holleb & Coff, which he joined in 1974.

         JOHN D. FERGUSON, Vice President, Production. Mr. Ferguson has served as Vice President, Production since 1996. Mr. Ferguson served as Vice President, Production at Southam, Inc. from 1993 to 1996. Mr. Ferguson was previously Deputy Managing Director of Mirror Group PLC which he joined in 1966.

         FREDERIC LEBOLT, Vice President New Media. Mr. Lebolt has served as Vice President New Media since February 1999. He has served as Publisher of Digital Chicago Magazine since 1998 and as Vice President of Hollinger Digital Inc. since 1997. Mr. Lebolt was previously Director of Online Publications of the Chicago Sun-Times which he joined in 1994.

         JERRY J. STRADER, President, American Publishing Company. Mr. Strader was appointed President of the Company's Community Group (American Publishing Company) in February of 1996. He served as Senior Vice President of American Publishing Company from 1994 to 1996 and as a Regional Manager of American Publishing Company and as publisher of The Meridian Star, one of the Company's daily newspapers from 1990 to 1994.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol "HLR." At March 22, 1999 there were 94,538,723 shares of Class A Common Stock outstanding and held by approximately 238 holders of record and approximately 8,000 beneficial owners. The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock of the Company is not publicly traded. As of March 22, 1999, 14,990,000 shares of Class B Common Stock were outstanding and owned by Hollinger Inc. In addition, the Company issued 739,500 shares of its Series A Preferred Stock owned by Hollinger Inc. until August of 1997 when the Series A Preferred Stock was exchanged for Series D Preferred Stock. In 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash. The remaining 134,126 shares Series D Preferred Stock are convertible into 931,642 shares of Class A Common Stock (as of March 22, 1999). In 1996, the Company issued 20,700,000 Preferred Redeemable Increased Dividend Equity Securities ("PRIDES"), each of which represents one-half share of the Company's Series B Preferred Stock, par value $.01 per share. The PRIDES are listed on the New York Stock Exchange and are held by one holder of record and approximately 100 beneficial owners. In 1998, 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock. The Company has issued 829,409 shares of Series C Convertible Preferred Stock, par value $0.1 per share ("Series C Preferred Stock") to Hollinger Inc. The Series C Preferred Stock was issued at $108.50 each and pays a dividend of 9.5% per annum. The Series C Preferred Stock is convertible into 8,181,788 shares of Class A Common Stock (as of March 22, 1999).

         The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock, as reported by the New York Stock Exchange Composite Transactions Tape for the period since January 1, 1997, and the cash dividends declared per share on the Class A Common Stock.

                                                                CASH DIVIDENDS
                                             PRICE RANGE            DECLARED
CALENDAR PERIOD                          HIGH          LOW         PER SHARE
---------------                          ----          ---         ---------
1997
First Quarter                          $12.000      $  9.125        $  0.10
Second Quarter                          12.000         9.000           0.10
Third Quarter                           13.438        11.125           0.10
Fourth Quarter                          14.125        12.375           0.10

1998
First Quarter                          $17.188      $ 13.625        $  0.10
Second Quarter                          17.125        14.875           0.10
Third Quarter                           18.313        13.438         0.1375
Fourth Quarter                          14.375        12.125         0.1375

1999
First Quarter (through March 22, 1999) $14.938      $ 11.125        $0.1375

         On March 22, 1999 the closing price of the Class A Common Stock was $13.1875 per share. Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid. Up until the first quarter of 1996, the Company paid a quarterly dividend of $0.025 per share of common stock. As a result of the 1995 Reorganization, the Company had greater financial capacity to support substantially higher level of dividends with respect to its common stock. From the first quarter 1996 through the second quarter of 1998, the Company has paid a quarterly dividend of $0.10 per share of common stock. Since the third quarter of 1998, the Company has paid a quarterly dividend of $0.1375 per share of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1998           1997          1996           1995          1994
                                                ---------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA: (1) (2)
Operating revenues:
    Advertising                                 $ 1,565,790     $1,567,897    $1,364,527     $  699,434      $577,092
    Circulation                                     517,629        523,591       562,122        301,724       278,280
    Job printing                                     70,461         80,024        80,132         58,750        36,207
    Other                                            43,880         40,018        67,241         18,606        14,329
                                                ---------------------------------------------------------------------
Total operating revenues                          2,197,760      2,211,530     2,074,022      1,078,514       905,908

Operating costs and expenses                      1,774,661      1,783,995     1,782,053        951,187       781,750
Infrequent items                                     26,172         25,243        41,567          8,000             -
Depreciation and amortization                       114,848        114,570       102,435         57,463        48,984
                                                ---------------------------------------------------------------------
Operating income                                    282,079        287,722       147,967         61,864        75,174

Interest expense                                   (105,841)      (113,558)      (84,356)       (44,727)      (33,192)
Amortization of debt issue costs                     (5,869)       (13,466)      (16,640)          (168)            -
Equity in earnings of affiliates                     (1,199)         5,807        12,050         14,356        35,896
Other income, net (3)                               337,470         77,644        70,917         18,199        92,181
                                                ---------------------------------------------------------------------
Earnings before income taxes, minority
  interest and extraordinary item                   506,640        244,149       129,938         49,524       170,059

Income taxes                                        223,099         93,655        51,865         20,564        45,050
                                                ---------------------------------------------------------------------
Earnings before minority interest and
  extraordinary item                                283,541        150,494        78,073         28,960       125,009

Minority interest                                    81,562         45,973        33,138         22,637        21,409
                                                ---------------------------------------------------------------------
Earnings before extraordinary item                  201,979        104,521        44,935          6,323       103,600
Extraordinary item                                   (5,067)             -        (2,150)             -             -
                                                ---------------------------------------------------------------------
Net earnings                                    $   196,912     $  104,521    $   42,785     $    6,323      $103,600
                                                =====================================================================

Basic earnings per share                        $      1.65     $     0.93    $     0.41     $     0.09    $     1.81
                                                =====================================================================

Cash dividends declared per common share
                                                $     0.475     $     0.40    $     0.40     $     0.10    $     0.05
                                                =====================================================================

BALANCE SHEET DATA: (4)
   Working capital (deficit)                    $  (141,688)    $   56,365    $ (695,760)    $ (390,673)   $ (275,265)
   Total assets (5)                               3,251,724      3,023,921     3,425,544      1,737,980     1,551,172
   Minority interest                                107,002        203,034       109,943         97,298       109,518
   Total long-term debt                           1,499,518      1,428,415       711,348        475,048       475,429
   Redeemable preferred stock                        31,562         75,891       605,579        306,452       204,101
   Total stockholders' equity (6)                   817,921        687,602       686,326        159,973        91,143



                                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1998           1997          1996           1995         1994
                                                ---------------------------------------------------------------------
SEGMENT DATA:
Operating Revenues:
  United States Newspaper Group                 $   589,216     $  633,633    $  607,372     $  559,213    $  422,067
  U.K. Newspaper Group                              550,525        492,270       451,902        405,038       386,243
  Canadian Newspaper Group                        1,058,019      1,085,627     1,014,748        114,263        97,598
                                                ---------------------------------------------------------------------
Total Operating Revenues                        $ 2,197,760     $2,211,530    $2,074,022     $1,078,514    $  905,908
                                                =====================================================================
Operating Income:
  United States Newspaper Group                 $    69,580     $   89,461    $   63,881     $   32,125    $   39,039
  U.K. Newspaper Group                               60,208         26,657         1,601         27,000        33,953
  Canadian Newspaper Group                          152,291        171,604        82,485          2,739         2,182
                                                ---------------------------------------------------------------------
Total Operating Income                          $   282,079     $  287,722    $  147,967     $   61,864    $   75,174
                                                =====================================================================

EBITDA (7)
  United States Newspaper Group                 $   109,158     $  131,119    $  106,707     $   74,139    $   74,885
  U.K. Newspaper Group                               79,621         44,733        15,918         37,374        43,307
  Canadian Newspaper Group                          208,148        226,440       127,777          7,814         5,966
                                                ---------------------------------------------------------------------
Total EBITDA                                    $   396,927     $  402,292    $  250,402     $  119,327    $  124,158
                                                =====================================================================

-----------------------------------
 (1) The financial data presented above is derived from the Consolidated Financial Statements of the Company. Such financial statements include the accounts of The Telegraph and the Canadian Newspapers on an "as-if" pooling-of-interests basis.

(2) Results of Southam are included in the statement of operations data as equity earnings for 1995 and 1994 and consolidated for 1998, 1997 and 1996.

(3) Other income, net includes the gain on the sale of Fairfax, gain on the sale of the Telegraph shares, gain on dilution of Fairfax interest, gain on the sale of marketable securities, gain on sale of newspaper operations, foreign currency gains (losses) and interest and dividend income.

(4) Long-term debt does not include intercompany indebtedness owed to Hollinger Inc.

(5) Includes intangible assets, net of accumulated amortization, which amounted to $1,858,750,000 at December 31, 1998 and $1,671,210,000 at
         December 31, 1997. Such intangible assets consist of the value of acquired subscriber and advertiser lists, noncompetition agreements, archives and goodwill. The amortization periods for intangible assets do not exceed 40 years.

(6)      See Consolidated Statements of Stockholders' Equity.

(7) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, foreign currency gains and losses and certain other income items. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt, due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net earnings, but have not affected EBITDA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

OVERVIEW

         The Company's business is concentrated in the publication of newspapers in the United States, Canada, United Kingdom, and Israel. Its revenues are derived principally from advertising, paid circulation and, to a lesser extent, job printing. Approximately 27% of the Company's total operating revenues in 1998 were attributable to the United States Newspaper Group, approximately 25% were attributable to its U.K. Newspaper Group, and 48% from its Canadian Newspaper Group. The Company's United States Newspaper Group consists of the Chicago Group (comprised of the Chicago Sun-Times and suburban newspapers in the Chicago metropolitan area) and the Community Group, which includes Jerusalem Post. The Company's U.K. Newspaper Group consists of the operations of the Telegraph Group Ltd. ("Telegraph"), its subsidiaries and two joint venture printing companies. The Canadian Newspaper Group consists of the Company's majority investment in Southam Inc. ("Southam") and the operation of the Canadian Newspapers.

         The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. At December 31, 1998, 1997, and 1996, the Company's interest in Southam was 71.0%, 58.6%, and 50.7%, respectively. Investments in less than majority-owned affiliated companies are accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated on consolidation.

SIGNIFICANT TRANSACTIONS

         On January 27, 1998, the Company completed a sale of approximately 80 community newspapers for aggregate cash consideration of approximately $310.0 million. The proceeds from the sale were used to pay off notes at the Community Group and pay down $175.0 million of outstanding debt on the Bank Credit Facility. A pre-tax gain of $201.2 million was recognized on this transaction. In addition, its Canadian subsidiaries, in three separate transactions in 1998, sold a magazine and four newspaper properties for total proceeds of $267.4 million resulting in pre-tax gains of $161.8 million.

         In three separate transactions in 1998, the Company and its subsidiaries acquired five daily and certain community newspapers for a total cash consideration of $250.3 million. Included in these transactions was the acquisition by Southam of the Financial Post Company, which published the Financial Post. In October 1998, Southam launched the National Post, a new national daily newspaper in Canada, incorporating the Financial Post as the business section of the National Post.

         During 1998 the Company issued an exchange offer to convert the Preferred Redeemable Increased Dividend Equity Securities ("PRIDES') into Class A Common Stock. 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock. At December 31, 1998, there were 706,469 PRIDES outstanding.

         In 1997 the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of its Canadian publishing interests to Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a subsidiary of the Company, for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million). The purchase price was satisfied by payment of cash in the amount of $250.0 million, by the issuance of a new series of preferred stock of the Company, which was converted into 829,409 shares of Series C Preferred Stock, a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES issued by the Company in August 1996 having a face value of $90.0 million, and 3,207,245 shares of Class A Common Stock of the Company having a nominal agreed value of $42.0 million. The mandatorily convertible preferred stock was issued for a price of $108.50 each and pays quarterly dividends of 9.5% per annum.

         In March 1997, Hollinger International Publishing Inc. ("Publishing") issued offerings of $260 million of Senior Notes due 2005 (the "Senior Notes") and $290 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock. Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay bank indebtedness, to repay the redeemable preference shares of DT Holdings Limited ("DTH") and First DT Holdings Limited ("FDTH") and for general working capital.

         During 1997, HCPH, a subsidiary of the Company, acquired 6,552,425 additional shares of Southam, increasing its ownership interest to 58.6% from 50.7%. During 1998, HCPH acquired 8,268,900 additional shares of Southam increasing its ownership interest to 69.1%. Subsequently, Southam repurchased some its own common shares increasing the Company's ownership interest to 71.0%.

         On December 16, 1996, the Company agreed to sell its 24.7% interest in John Fairfax Holdings Limited ("Fairfax") in three tranches. The first tranche consisted of a 12.0% interest and was completed in December 1996. The second tranche consisted of a 7.9% interest and was completed in January 1997. The third tranche consisted of a 4.8% interest and was completed in March 1997. Total gross proceeds from the entire sale were approximately $441.3 million. The sale of the first tranche gave rise to a $53.5 million pre-tax gain that is recorded in the 1996 accounts. The sales pursuant to the second and third tranches gave rise to a $66.1 million pre-tax gain that is recorded in the 1997 accounts.

SUBSEQUENT EVENTS

         On December 16, 1998, HCPH made an offer to shareholders of Southam to acquire all of the common shares of Southam not presently controlled by the Company for Cdn.$22.00 cash per share after payment by Southam of a special dividend of Cdn.$7.00 per share. The offer originally expired on January 13, 1999. On January 6, 1999, HCPH increased its offer to Cdn. $25.25 cash per share and extended the time for acceptance to January 18, 1999. HCPH purchased 19,845,118 common shares of Southam, which had been tendered under this offer for an aggregate consideration of $327.5 million. This purchase of shares brings the Company's ownership interest in Southam to approximately 97%. The purchase price was funded through HCPH's portion of a Southam special dividend together with borrowings by HCPH under the Bank Credit Facility. In February 1999, HCPH purchased the remaining Southam common shares pursuant to applicable Canadian law.

         On January 14, 1999, Publishing, HCPH and the Telegraph and a group of financial institutions entered into a Third Amendment Agreement to the Restated Bank Credit Facility ("Third Restated Amendment). The Third Restated Amendment increased the amount available under the Facility to provide additional funding for the purchase of Southam shares, described above. On February 25, 1999, the Company received commitments to increase the Bank Credit Facility to $830.0 million, comprised of a $580.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004.

         On January 28, 1999, the Company solicited consents from the registered holders of the Subordinated Notes, Senior Notes and Senior Subordinated Notes to amend the indentures covering said notes to (i) make the limitation on restricted payments covenant less restrictive, (ii) make the consolidated cash flow ratio under the limitation on indebtedness covenant more restrictive, and
(iii) make the limitation on sale of assets covenant less restrictive. The requisite consents were obtained in March 1999 and the indentures governing the Subordinated Notes, Senior Notes and Senior Subordinated Notes were so amended.

         On February 1, 1999, the Company completed the sale of 45 U.S. community newspaper properties for approximately $472.0 million, of which approximately $456.0 million was cash. The proceeds from the sale were used to pay down outstanding debt on the Bank Credit Facility. A pre-tax gain resulting from this transaction of approximately $241.0 million will be accounted for in 1999.

         The following table sets forth, for the periods indicated, certain items included in the Company's Consolidated Statements of Operations.


                                               Year Ended December 31,
                                      ------------------------------------
                                         1998         1997        1996
                                      ----------   ----------  -----------
                                           (dollar amounts in thousands)
Operating revenues
      United States Newspaper Group   $  589,216   $  633,633   $  607,372
      U.K. Newspaper Group               550,525      492,270      451,902
      Canadian Newspaper Group         1,058,019    1,085,627    1,014,748
                                      ----------   ----------   ----------
      Total operating revenue         $2,197,760   $2,211,530   $2,074,022
                                      ==========   ==========   ==========

Operating income (4)
      United States Newspaper Group   $   69,580   $   89,461   $   63,881
      U.K. Newspaper Group                60,208       26,657        1,601
      Canadian Newspaper Group           152,291      171,604       82,485
                                      ----------   ----------   ----------
      Total operating income          $  282,079   $  287,722   $  147,967
                                      ==========   ==========   ==========

EBITDA (2)
      United States Newspaper Group   $  109,158   $  131,119   $  106,707
      U.K. Newspaper Group                79,621       44,733       15,918
      Canadian Newspaper Group           208,148      226,440      127,777
                                      ----------   ----------   ----------
      Total EBITDA                    $  396,927   $  402,292   $  250,402
                                      ==========   ==========   ==========



                                         PERCENTAGE RELATIONSHIPS
                                          Year Ended December 31,
                                      -----------------------------
                                        1998       1997       1996
                                      -------    -------    -------
Operating revenues
      United States Newspaper Group     26.81%     28.65%     29.28%
      U.K. Newspaper Group              25.05%     22.26%     21.79%
      Canadian Newspaper Group          48.14%     49.09%     48.93%
                                      -------    -------    -------
      Total operating revenue          100.00%    100.00%    100.00%
                                      =======    =======    =======

Operating income
      United States Newspaper Group     24.67%     31.10%     43.17%
      U.K. Newspaper Group              21.34%      9.26%      1.08%
      Canadian Newspaper Group          53.99%     59.64%     55.75%
                                      -------    -------    -------
      Total operating income           100.00%    100.00%    100.00%
                                      =======    =======    =======

EBITDA Margin (3)
      United States Newspaper Group     18.53%     20.69%     17.57%
      U.K. Newspaper Group              14.46%      9.09%      3.52%
      Canadian Newspaper Group          19.67%     20.86%     12.59%
      Total EBITDA                      18.06%     18.19%     12.07%

EBITDA
      United States Newspaper Group     27.50%     32.59%     42.61%
      U.K. Newspaper Group              20.06%     11.12%      6.36%
      Canadian Newspaper Group          52.44%     56.29%     51.03%
                                      -------    -------    -------
      Total EBITDA                     100.00%    100.00%    100.00%
                                      =======    =======    =======

(Footnotes following tables)

         The following table sets forth, for the periods indicated, certain items included in the Company's Consolidated Statements of Operations.


                                                  Year Ended December 31,
                                           -------------------------------------
                                              1998         1997         1996
                                           ----------   ----------   ----------
                                               (dollar amounts in thousands)
United States Newspaper Group
      Operating revenues
           Advertising                     $  416,831   $  433,516   $  403,328
           Circulation                        131,983      149,073      145,268
           Job printing and other              40,402       51,044       58,776
                                           ----------   ----------   ----------
      Total operating revenues                589,216      633,633      607,372
                                           ----------   ----------   ----------

      Operating costs
           Newsprint                           94,274       89,302      109,045
           Compensation costs                 216,131      229,994      218,832
           Other operating costs              166,828      181,364      172,788
           Infrequent items                     2,825        1,854         --
           Depreciation and amortization       39,578       41,658       42,826
                                           ----------   ----------   ----------
      Total operating costs                   519,636      544,172      543,491
                                           ----------   ----------   ----------
      Operating income                     $   69,580   $   89,461   $   63,881
                                           ==========   ==========   ==========

U.K. Newspaper Group
      Operating revenues
           Advertising                     $  366,742   $  335,115   $  278,156
           Circulation                        163,206      137,073      158,220
           Job printing and other              20,577       20,082       15,526
                                           ----------   ----------   ----------
      Total operating revenues                550,525      492,270      451,902
                                           ----------   ----------   ----------

      Operating costs
           Newsprint                          101,750       89,851      101,259
           Compensation costs                  88,604       86,887       76,892
           Other operating costs              274,300      248,232      225,506
           Infrequent items                     6,250       22,567       32,327
           Depreciation and amortization       19,413       18,076       14,317
                                           ----------   ----------   ----------
      Total operating costs                   490,317      465,613      450,301
                                           ----------   ----------   ----------
      Operating income                     $   60,208   $   26,657   $    1,601
                                           ==========   ==========   ==========

Canadian Newspaper Group
      Operating revenues
           Advertising                     $  782,217   $  799,266   $  683,043
           Circulation                        222,440      237,445      258,634
           Job printing and other              53,362       48,916       73,071
                                           ----------   ----------   ----------
      Total operating revenues              1,058,019    1,085,627    1,014,748
                                           ----------   ----------   ----------

      Operating costs
           Newsprint                          147,785      132,857      136,142
           Compensation costs                 394,391      419,272      435,949
           Other operating costs              290,598      306,236      305,640
           Infrequent items                    17,097          822        9,240
           Depreciation and amortization       55,857       54,836       45,292
                                           ----------   ----------   ----------
      Total operating costs                   905,728      914,023      932,263
                                           ----------   ----------   ----------
      Operating income                     $  152,291   $  171,604   $   82,485
                                           ==========   ==========   ==========

(Footnotes following tables)

         The following table sets forth, for the periods indicated, the percentage relationships for certain items included in the Company's Consolidated Statements of Operations.

                                             PERCENTAGE RELATIONSHIPS
                                              Year Ended December 31,
                                           --------------------------
                                            1998      1997      1996
                                           ------    ------    ------
United States Newspaper Group
      Operating revenues
           Advertising                      70.74%    68.41%    66.40%
           Circulation                      22.40     23.53     23.92
           Job printing and other            6.86      8.06      9.68
                                           ------    ------    ------
      Total operating revenues             100.00%   100.00%   100.00%
                                           ------    ------    ------

      Operating costs (1)
           Newsprint                        16.00%    14.09%    17.95%
           Compensation costs               36.68     36.30     36.03
           Other operating costs            28.31     28.62     28.45
           Infrequent items                  0.48      0.30      --
           Depreciation and amortization     6.72      6.57      7.05
                                           ------    ------    ------
      Total operating costs                 88.19     85.88     89.48
                                           ------    ------    ------
      Operating income (1)                  11.81%    14.12%    10.52%
                                           ======    ======    ======

U.K. Newspaper Group
      Operating revenues
           Advertising                      66.62%    68.07%    61.55%
           Circulation                      29.64     27.85     35.01
           Job printing and other            3.74      4.08      3.44
                                           ------    ------    ------
      Total operating revenues             100.00%   100.00%   100.00%
                                           ------    ------    ------

      Operating costs (1)
           Newsprint                        18.48%    18.25%    22.41%
           Compensation costs               16.09     17.65     17.02
           Other operating costs            49.83     50.43     49.90
           Infrequent items                  1.14      4.58      7.15
           Depreciation and amortization     3.53      3.67      3.17
                                           ------    ------    ------
      Total operating costs                 89.07     94.58     99.65
                                           ------    ------    ------
      Operating income (1)                  10.93%     5.42%     0.35%
                                           ======    ======    ======

Canadian Newspaper Group
      Operating revenues
           Advertising                      73.94%    73.62%    67.31%
           Circulation                      21.02     21.87     25.49
           Job printing and other            5.04      4.51      7.20
                                           ------    ------    ------
      Total operating revenues             100.00%   100.00%   100.00%
                                           ------    ------    ------

      Operating costs (1)
           Newsprint                        13.97%    12.24%    13.41%
           Compensation costs               37.28     38.62     42.96
           Other operating costs            27.47     28.21     30.13
           Infrequent items                  1.62      0.07      0.91
           Depreciation and amortization     5.28      5.05      4.46
                                           ------    ------    ------
      Total operating costs                 85.62     84.19     91.87
                                           ------    ------    ------
      Operating income (1)                  14.38%    15.81%     8.13%
                                           ======    ======    ======

(1)      Expressed as a percentage of related revenues.
(2) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, foreign currency gains and losses and certain other income items. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net income, but have not affected EBITDA.
(3)      EBITDA Margin represents EBITDA divided by related operating revenues.
(4)      Includes allocation of corporate expenses.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

         NET EARNINGS The Company had net earnings of $196.9 million, or $1.65 per share in 1998, compared with net earnings of $104.5 million, or $0.93 per share in 1997. Earnings in 1998 and 1997 include a number of non-recurring items. For the year ended December 31, 1998, earnings excluding non-recurring items were $95.8 million compared to $72.6 million in 1997. On a fully diluted basis, earnings per share excluding non-recurring items were 78 cents per share in 1998 compared to 61 cents per share in 1997.

         OPERATING INCOME Operating income in 1998 was $282.1 million compared to $287.7 million in 1997. The operating income at the U.K. Newspaper Group increased $33.5 million to $60.2 million in 1998 from $26.7 million in 1997, principally as a result of increased advertising revenue and increased circulation revenue due in part to higher subscription prices under the direct subscription campaign. The decrease in operating income at both the United States Newspaper Group and the Canadian Newspaper Group was primarily due to sales of newspaper operations. On a "same store" basis operating income at the U.S. Newspaper Group was $76.3 million in 1998 compared to $77.7 million in 1997. Operating income on a "same store" basis for the Canadian Newspaper Group was $184.9 million in 1998 compared to $176.8 million in 1997.

         OPERATING REVENUES Operating revenues were $2,197.8 million in 1998 compared to $2,211.5 million in 1997. The overall decrease in revenue is primarily due to sales of newspaper operations at the Community Group and the Canadian Newspaper Group. Operations sold during 1998 contributed $218.7 million to operating revenues in 1997. The decreases in operating revenues resulting from these sales were offset, in part, by increases in advertising and circulation revenues at the U.K. Newspaper Group of 9.4% and 19.1%, respectively and operating revenues from 1998 acquisitions at the Chicago Group, Community Group and Southam totaling $103.6 million.

         OPERATING EXPENSES Total operating costs and expenses were $1,915.7 million in 1998 compared to $1,923.8 million in 1997. As a percentage of total operating revenues, operating costs remained fairly consistent at 87.2% in 1998 compared to 87.0% in 1997. Newsprint expense increased over the prior year by 5.6% for the United States Newspaper Group, decreased by 0.5% for the U.K. Newspaper Group (including $12.4 million of newsprint in 1997 related to the prepaid subscription campaign) and increased by 11.2% for the Canadian Newspaper Group. The increase in newsprint expense is due to both increased newsprint prices and increased consumption. Newsprint prices, which after declining in 1996 and early part of 1997, started to increase through the latter part of 1997 and continued to increase slightly throughout 1998. Operating expenses included infrequent items of $26.2 million in 1998, which included $13.1 million of start-up costs relating to the National Post and other one-time charges. Operating expenses in 1997 included infrequent items of $25.2 million that consisted primarily of $22.2 million for costs related to the direct prepaid subscription campaign at the Telegraph.

         OTHER INCOME Other income of $331.4 million in 1998 consisted primarily of the gains on sales of newspaper operations at the Community Group and Canadian Newspaper Group. Other income of $73.1 million in 1997 consisted mostly of the gain on sale of Fairfax interest of $66.1 million and the gain on sale of several U.S. community newspapers of $2.3 million.

         INTEREST EXPENSE Interest expense decreased by $7.7 million. The decrease in interest expense resulted from a decrease in long-term debt resulting from the paydown of the AP-91 Senior Notes in January 1998 and lower interest rates on the Bank Credit Facility.

         AMORTIZATION OF DEBT ISSUE COSTS Amortization of debt issue costs represents debt issue costs on the Senior Subordinated Notes issued in February 1996, the Senior Notes and Senior Subordinated Notes issued in February 1997 and the Bank Credit Facility. Amortization of debt issue costs in 1997 included regular amortization of these costs and a one-time write-off of balances in the amount of $4.6 million.

         INCOME TAXES Income tax expense for 1998 was $223.1 million compared with $93.7 million in 1997. Income tax expense for 1998 included tax on the gain on sale of newspaper operations and other non-recurring items and in 1997 included tax on the gain on sale of Fairfax.

         MINORITY INTEREST Minority interest represents the minority interest in earnings of Southam and dividends paid on redeemable preferred stock of two subsidiary companies until they were redeemed in 1997. The amount attributable to minority interest in earnings of Southam increased to $81.6 million in 1998 from $41.1 million in 1997, primarily as a result of the increase in earnings of Southam from the gains on sales of certain newspaper properties, offset, in part, by an increase in the Company's ownership in Southam.

         UNITED STATES NEWSPAPER GROUP

         Operating revenues in the United States Newspaper Group were $589.2 million in 1998 (or 26.8% of total operating revenues), a decrease of $44.4 million over the same period in 1997. The decrease in operating revenues was primarily the result of dispositions at the Community Group in January 1998. Operating revenues for operations owned in both years were $513.4 million in 1998 compared to $506.4 million in 1997. For newspapers owned in both years, advertising revenues at the Chicago Group and Community Group increased 4.1% and 4.5%, respectively. Circulation revenues in the United States Newspaper Group for newspapers owned in both years were $113.1 million in 1998 compared to $116.9 million in 1997. Community Group "same store" circulation revenues remained flat while Chicago Group circulation revenues decreased 4.4%. The decrease at the Chicago Group was due to both price competition in the Chicago market and lower circulation volume.

         Total operating costs and expenses, excluding infrequent items, were $516.8 million, a decrease of $25.5 million from 1997. The decrease in operating costs and expenses was primarily due to the disposition of operations at the Community Group, offset in part by increased newsprint expense and compensation costs at newspapers owned in both years. As a percentage of total United States Newspaper Group revenues, operating costs and expenses, excluding infrequent items, were 87.7% in 1998 compared to 85.6% in 1997. Compensation costs as a percentage of revenues remained relatively flat at 36.7% in 1998 compared to 36.3% in 1997. Increases in compensation costs, on a "same store" basis, were due to annual wage increases. Newsprint costs in total, as a percentage of revenues, were 16.0% in 1998 and 14.1% in 1997. The increase in newsprint expense resulted from both price and consumption increases. Other operating costs, excluding infrequent items, as a percentage of sales remained fairly consistent at 28.3% in 1998 and 28.6% in 1997.

         Operating income in the United States Newspaper Group was $69.6 million in 1998 compared to $89.5 million in 1997. As a percentage of total United States Newspaper Group revenues, operating income was 11.8% in 1998 compared to 14.1% in 1997. For properties owned in both years, operating income was $76.0 million in 1998 compared to $77.7 million in 1997.

         U.K. NEWSPAPER GROUP

         Operating revenues in the U.K. Newspaper Group were $550.5 million in 1998 (or 25.1% of total operating revenues), an increase of 11.8% from 1997. When expressed in British pounds sterling, revenues increased by 10.6%. Advertising revenues for 1998 increased $31.6 million to $366.7 million, or 9.4% over 1997. When expressed in British pounds sterling, advertising revenues increased 8.2%. Circulation revenues for 1997 were $163.2 million, an increase of $26.1 million, or 19.1% from 1997. When expressed in British pounds sterling, circulation revenues increased by 17.7%.

         Total operating costs and expenses, excluding infrequent items were $484.1 million in 1998, an increase of 9.3%, over 1997. Total operating costs and expenses, excluding infrequent items, as a percentage of Telegraph revenues, were 87.9% in 1998, compared with 90.0% in 1997. Newsprint expense decreased 0.5% from 1997 (including $12.4 million of newsprint in 1997 related to the prepaid subscription campaign). The decrease is due to lower newsprint prices in the U.K. offset, in part, by increase consumption as a result of increased advertising.

         Operating income, including the infrequent items, increased $33.6 million from 1997. As a percentage of revenues, operating income increased to 10.9% from 5.4%. The increase in operating income was primarily due to participants in the direct subscription campaign renewing at higher prices and increases in advertising revenues.

         During 1996 the Telegraph began a program to solicit direct prepaid subscriptions. In the past, newspaper subscribers in the U.K. dealt directly with independent newsagents for the purchase of newspapers. A significant portion of the Telegraph's newspaper readers did not take the paper every day and this was especially true for Sunday. In the summer of 1996 the Telegraph began a direct mail campaign to solicit prepaid seven-day-a-week subscriptions. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997 and continued to decrease during 1998. During the first three quarters of 1997 the net costs associated with the campaign amounted to $22.2 million and were grouped together and deducted separately in arriving at operating income. In the fourth quarter of 1997, the net costs associated with the campaign had declined and advertising revenue had increased, sufficient that no separate charge was necessary.

         CANADIAN NEWSPAPER GROUP

          Operating revenues in the Canadian Newspaper Group were $1,058.0 million in 1998 (or 48.1% of total operating revenues), a decrease of 2.5% from 1997. The decrease in revenue is primarily due to the sale of certain newspaper properties in the second and third quarter of 1998. For properties owned in both years, total revenues in Canadian dollars increased 5.7%.

         Total operating costs and expenses, excluding infrequent items, were $888.6 million in 1998, a decrease of 2.7%, from 1997. Total operating costs and expenses, excluding infrequent items, as a percentage of revenues remained relatively flat at 84.0% in 1998 compared to 84.1% in 1997. Depreciation and amortization increased $1.1 million to $55.9 million. This increase was due to amortization of circulation and goodwill on the purchase of additional interests in Southam in September 1998 and July 1997, partly offset by lower depreciation due to sales of newspaper operations.

         Operating income in 1998 was $152.3 million compared to $171.6 million in 1997. As a percentage of revenues, operating income was 14.4% in 1998 compared to 15.8% in 1997. The decrease in operating income was due to the sale of newspaper operations during 1998 and the special charge of $13.1 million for start-up costs for the National Post. On a "same store" basis, operating income for the Canadian Newspaper Group increased 4.6%; however, the results were affected by foreign currency rates. When expressed in Canadian dollars, operating income on a "same store" basis increased 12.1%.

1997 COMPARED WITH 1996

         NET EARNINGS The Company had net earnings of $104.5 million, or 93 cents per share in 1997, compared with net earnings of $42.8 million, or 41 cents per share in 1996. Earnings in 1997 and 1996 included a number of non-recurring items. For the year ended December 31, 1997, earnings excluding non-recurring items were $72.6 million compared to $12.0 million in 1996. On a fully diluted basis, earnings per share excluding non-recurring items were 61 cents per share in 1997 compared with 3 cents per shares in 1996. Earnings excluding non-recurring items on a fully diluted basis and after giving effect to the PRIDES as common share equivalents were 61 cents per shares in 1997 compared with 12 cents per share in 1996. The method for computing per share numbers was changed in 1997. On the basis that was used prior to 1997 earnings excluding non-recurring items were 63 cents per share in 1997 compared to 12 cents per share in 1996.

         OPERATING INCOME Operating income increased $139.7 million to $287.7 million in 1997 from $148.0 million in 1996. Operating income at the Canadian Newspaper Group more than doubled primarily due to strong results at Southam. The operating income of The Telegraph increased by $25.1 million to $26.7 million in 1997, from $1.6 million in 1996, principally as a result of increased advertising revenues due in part to increased circulation from the direct subscription campaign. The United States Newspaper Group's operating income increased $25.6 million to $89.5 million from $63.9 million, due to increased advertising revenues, decreased newsprint expense, and income contributed by newspapers acquired at the Community Group.

         OPERATING REVENUES Operating revenues increased $137.5 million from $2,074.0 million in 1996 to $2,211.5 million in 1997. Due to a strong advertising market for all groups, advertising revenues increased 15.0% to $1,567.9 million. Total circulation revenues decreased $38.5 million from $562.1 million in 1996 to $523.6 million primarily due to $21.1 million lower circulation revenue at the Telegraph resulting from the direct prepaid subscription campaign and a $11.1 million decrease in total circulation revenue at Southam. 1996 circulation revenue at Southam included $46.0 million related to its information technology group which was disposed of in 1996.

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

         OTHER INCOME Other income of $73.1 million in 1997 consisted mostly of the gain on sale of Fairfax interest of $66.1 million and the gain on sale of several U.S. community newspapers of $2.3 million. Other income of $70.3 million in 1996 consisted mostly of the gain on sale of Fairfax interest of $53.5 million, the gain on sale of some U.S. community newspapers of $17.9 million.

         INTEREST EXPENSE Interest expense increased by $29.2 million. The increase in interest expense resulted from increased borrowings that related to the purchase of the additional Southam interest in December 1996 and July 1997, the August 1996 buyout of the Telegraph minority and the acquisition of the Canadian Newspapers in 1997. These increases in borrowings were offset, in part, by the proceeds from the sale of Fairfax.

         AMORTIZATION OF DEBT ISSUE COSTS Amortization of debt issue costs represents debt issue costs on the Senior Subordinated Notes issued in February 1996 and the Senior Notes and Senior Subordinated Notes issued in February 1997 and the Bank Credit Facility. Amortization of debt issue costs includes regular amortization of these costs and a one-time write-off of balances in the amount of $4.6 million in 1997 and $12.7 million in 1996.

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

         Total operating costs and expenses, excluding the special charge for the cost of terminated employees, were $542.3 million, a decrease of $1.2 million from 1996. A decrease in newsprint expense was offset in part by increased compensation costs and other costs. However, as a percentage of total United States Newspaper Group revenues, operating costs and expenses, excluding the special charge, decreased to 85.6% from 89.5%. Newsprint expense decreased $19.7 million, or 18.1% to $89.3 million in 1997. Newsprint as a percentage of operating revenues also decreased to 14.1% in 1997 from 18.0% in 1996. The decrease in newsprint expense is the result of lower newsprint prices throughout 1997. Even though newsprint prices increased during the second half of 1997, the prices still remained lower then the prices that were in effect during most of 1996. Compensation costs increased $11.2 million from $218.8 million in 1996 to $230.0 million in 1997; however, as a percentage of revenues compensation costs remained relatively flat at 36.3% in 1997and 36.0% in 1996. Increases in compensation costs were due to standard wage increases and increases in the minimum wage. Other operating costs, excluding the special charge, increased $8.6 million to $181.4 million in 1997 from $172.8 million in 1996; however, as a percentage of sales they remained fairly consistent at 28.6% in 1997 and 28.5% in 1996. Depreciation and amortization costs at $41.7 million in 1997 compared with $42.8 million in 1996 were relatively flat.

         Operating income in the United States Newspaper Group was $89.5 million in 1997, an increase of $25.6 million from 1996. The increase in operating income was primarily due to the growth in advertising revenues and the reduction of newsprint expense. As a percentage of total United States Newspaper Group revenues, operating income increased to 14.1% in 1997 from 10.5% in 1996.

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

         Operating income, including the $22.6 million special charge, was $26.7 million in 1997. Operating income, including the $32.3 million special charge, was $1.6 million in 1996. As a percentage of revenues, operating income increased to 5.5% from 0.4%. Without the special charges for the direct subscription campaign and the cost of terminated employees, operating income would have been $49.2 million in 1997 compared to $33.9 million in 1996. The increase in operating income was primarily due to a decrease in newsprint expense and increases in advertising revenues resulting in part from the growth in circulation from the direct subscription campaign.

         During 1996 the Telegraph began a program to solicit direct prepaid subscriptions. In the past, newspaper subscribers in the U.K. dealt directly with independent news agents for the purchase of newspapers. A significant portion of the Telegraph's newspaper readers did not take the paper every day and this was especially true for Sunday. In the summer of 1996 the Telegraph began a direct mail campaign to solicit prepaid seven-day-a-week subscriptions. By the end of 1996, the plan had added about 100,000 new weekday and 200,000 new Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997. The Company grouped all the net costs associated with the program including an estimate in 1996 of costs that would be incurred in 1997 for subscribers that were signed up at December 31, 1996. This amounted to $32.3 million and was deducted as a separately identifiable operating expense in arriving at earnings for the year ended December 31, 1996. During the first three quarters of 1997 the net costs associated with the campaign amounted to $22.2 million net and were also grouped together and deducted separately in arriving at operating income. In the fourth quarter the net costs associated with the campaign had declined and advertising revenue had increased, sufficient that no separate charge was necessary.

         CANADIAN NEWSPAPER GROUP

          Operating revenues in the Canadian Newspaper Group were $1,085.6 million in 1997 (or 49.1% of total operating revenues), an increase of $70.9 million, or 7.0%, from 1996. Advertising revenues for 1997 increased $116.3 million to $799.3 million, or 17.0% over 1996. The majority of the increase was at Southam. Circulation revenues for 1997 were $237.4 million, a decrease of $21.2 million, or 8.2% from the 1996. The decrease was primarily due to the disposition by Southam of its information technology group, which in 1996 had circulation revenue of $46.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL Working capital consists of current assets less current liabilities. Current assets were $469.9 million and $505.3 million at December 31, 1998 and 1997, respectively. Current liabilities, excluding debt obligations, were $509.9 million and $413.3 million, respectively, at December 31, 1998 and 1997. The Company's consolidated working capital at December 31, 1998, excluding debt obligations, was a deficit of $40.0 million compared to positive working capital of $92.0 million in 1997. The decrease in working capital is primarily due to an increase in accrued expenses resulting from the accrual of the special dividend at Southam to be paid to the minority interest.

         EBITDA EBITDA, which represents the Company's earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, foreign currency gains or losses and certain other income items was $396.9 million in 1998, $402.3 million in 1997, and $250.4 million in 1996, respectively. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt. EBITDA excluding non-recurring items was $423.1 million, $415.7 million and $261.2 million in 1998, 1997 and 1996, respectively.

         CASH FLOW Cash flows on a consolidated basis from operating activities were $53.7 million, $242.8 million, and $198.4 million in 1998, 1997, and 1996, respectively. Excluding changes in working capital (other than cash), cash provided by operating activities was $104.1 million, $265.1 million and $146.0 million for 1998, 1997 and 1996, respectively. Working capital changes required cash of $50.4 million and $22.3 million in 1998 and 1997, respectively and provided cash of $52.4 million in 1996. Changes reflect normal variations from year to year in inventory, accounts receivable, short-term liabilities and other working capital items.

         Cash flows used in investing activities were $92.3 million in 1998 principally reflecting the acquisitions of the additional interest in Southam, capital expenditures at the Chicago Group for the new production facility, offset, in part, by net proceeds from dispositions of certain newspapers at the Community Group and the Canadian Newspaper Group. Cash flows provided by investing activities were $8.5 million in 1997 principally reflecting proceeds from the disposal of Fairfax offset by capital expenditures and acquisitions at the Community Group and Southam and the purchase of the additional interest in Southam. Cash flows used in investing activities were $895.3 million in 1996 principally reflecting the acquisitions of the Telegraph minority, and additional interest in Southam and acquisitions at the Community Group.

         Cash flows used in financing activities in 1998 were $15.8 million primarily reflecting changes in borrowings, dividend payments and repurchase of its own shares by Southam. Cash flows used in financing activities in 1997 were $276.9 million reflecting changes in borrowings offset by the redemption of preference shares at DTH and FDTH, payment of dividends and payments made to Hollinger Inc. for the Canadian Newspapers. Cash flows provided by financing activities were $814.7 million in 1996 reflecting changes in borrowings and proceeds from the sale of Class A Common Stock and PRIDES offset by dividend payments.

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

         UNITED STATES NEWSPAPER GROUP

         Capital expenditures at the United States Newspaper Group amounted to $84.5 million, $26.7 million, and $16.1 million in 1998, 1997 and 1996 respectively. The Company began construction of a new printing facility in Chicago during 1998 at an estimated cost of approximately $115.0 million, to be operational in 1999. Other capital expenditures were for purchases of computerized pre-press and other production equipment and improvements to its properties in the United States and Israel.

         The Group acquired newspapers and other publications in the United States in 1998, 1997 and 1996, for aggregate cash consideration of $127.7 million funded primarily through bank borrowings. Such amount does not include notes payable to former owners and amounts due under noncompetition agreements with former owners. In 1998, the Community Group acquired two daily newspapers for $41.8 million. Also, in 1998, the Community Group sold 80 community newspapers for gross proceeds of $310.0 million. In 1997, the Community Group purchased four paid daily newspapers, four paid non-daily newspapers and six free distribution newspapers for $22.1 million. In addition, the Community Group acquired two paid daily newspapers and one paid non-daily newspaper in exchange for one daily newspaper, three non-daily newspapers and one free distribution newspaper. In 1996, the Community Group acquired seven paid daily, 12 paid non-daily and sixteen free non-daily newspapers for total consideration of $63.8 million.

         U.K. NEWSPAPER GROUP

         Capital expenditures at the Telegraph were $7.1 million, $5.6 million, and $4.6 million in 1998, 1997, and 1996, respectively. Not included in the capital expenditures of the Telegraph are capital expenditures of the two joint venture printing companies, which aggregated $61.5 million in the three years ended December 31, 1998. The capital expenditures and depreciation charges of the joint venture printing companies are not consolidated in the accounts of the Telegraph, but are reflected through the normal equity accounting procedures applied to affiliated companies.

         CANADIAN NEWSPAPER GROUP

         Capital expenditures at the Canadian Newspaper Group were $69.2 million, $84.3 million, and $102.8 million in 1998, 1997, and 1996, respectively. These amounts include $79.3 million and $98.0 million in 1997 and 1996, respectively for Southam, relating to the construction of a new press facility in Vancouver, which was put into service in 1997.

         DEBT OBLIGATIONS The Company, Publishing and its principal subsidiaries are parties to various debt agreements that have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At December 31, 1998, the indebtedness of the Company was $1,500.0 million.

         1997 NOTE OFFERING On March 4, 1997, Publishing filed both a Prospectus and a Prospectus Supplement offering $200 million of Senior Notes due 2005 (the "Senior Notes") and $200 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, closing on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

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

         SENIOR SECURED NOTES American Publishing (1991) Inc. ("AP-91"), a wholly owned subsidiary of Publishing, issued $150 million in senior secured notes (collectively, the "AP-91 Senior Notes"). The AP-91 Senior Notes were issued in five series bearing interest at rates ranging from 10.44% to 10.53%. The Notes were repaid together with a makewhole premium of $8.4 million in January 1998 in conjunction with the 1998 sale of the Community Group newspapers as previously discussed.

         1996 NOTE OFFERING Publishing sold $250 million aggregate principal amount of Notes on February 7, 1996. The Notes mature on February 1, 2006, and are unsecured senior subordinated obligations of Publishing. Each Note bears interest at the rate of 9.25% per annum payable semiannually on February 1 and August 1 of each year, commencing on August 1, 1996. The Notes may be redeemed at any time on or after February 1, 2001, at the option of Publishing, in whole or in part, at a price of 104.625% of the principal amount thereof, declining ratably to par on or after February 1, 2004, together with accrued and unpaid interest to the redemption date. Payment of the principal, premium, and interest on the Notes is guaranteed by the Company on a senior subordinated basis (the "Guarantee"). The Notes and the Guarantee are expressly subordinated to all senior indebtedness of Publishing and the Company, including all indebtedness and other obligations under the Publishing Credit Facility and the Company's guarantee thereof.

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

         See discussion in Subsequent Events section regarding amendments to indentures governing the Subordinated Notes, Senior Notes and Senior Subordinated Notes.

         BANK CREDIT FACILITY On April 7, 1997, Publishing, HCPH, the Telegraph, a subsidiary of the Company and a group of financial institutions entered into a long-term bank credit facility (the "Bank Credit Facility"). At December 31, 1998, after a number of amendments and restatements, the Bank Credit Facility was for a total of $625.0 million.

         On February 2, 1999, the Bank Credit Facility was reduced by $200.0 million with the proceeds from the sale of 45 U.S. community newspapers. The Bank Credit Facility was due to mature on November 30, 1999.

         On February 25, 1999, the Company received commitments to increase the Bank Credit Facility to $830.0 million comprised of a $580.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

         The Bank Credit Facility was first entered into on April 7, 1997 by Publishing, HCPH, he Telegraph and a group of financial institutions. This facility replaced the Amended Publishing Credit Facility. The purchase price of the Canadian Newspapers was financed in part through a $175.0 million borrowing by HCPH under the Bank Credit Facility. The Bank Credit Facility originally provided up to $900.0 million in total credit availability under four tranches. In July 1997, the Company reduced its total available commitments to $515.0 million and reduced the HCPH tranche to $315.0 million.

         The parties to the Bank Credit Facility entered into a First Amendment Agreement to the Bank Credit Facility (the "First Amendment") dated May 12, 1997. The First Amendment amended certain terms and conditions of the Bank Credit Facility to permit HCPH to bid for the remaining shares of Southam not currently owned by it. The First Amendment allows for the Southam offer as an "Approved Acquisition" and modified certain definitions, representations and covenants to account for, among other things, the issuance of the HCPH Special Shares, the operation of the Exchange Indenture, approval by the lenders of the bid circular and related documentation, and the provision and timing of additional security under the Bank Credit Facility.

         The parties to the Bank Credit Facility have entered into a Second Amendment Agreement to the Bank Credit Facility (the "Second Amendment") dated June 23, 1997. The Second Amendment amended certain terms and conditions of the Bank Credit Facility primarily to allow HCPH to take up less than all of the outstanding Southam shares and allow Publishing to pay up to $20.0 million in dividends to the Company for Class A Common Stock repurchases.

         The parties to the Bank Credit Facility entered into a Third Amended and Restated Credit Agreement ("Restated Facility") dated March 31, 1998. Among other things, the Restated Facility extended the maturity date, adjusted certain financial and reporting covenants, decreased interest rates, expanded the capital expenditures limitations and increased the amount of dividends Publishing can pay to the Company for Class A Common Stock repurchases to $30.0 million.

         The parties to the Bank Credit Facility entered into a First Amendment Agreement to the Restated Facility ("First Restated Amendment") dated August 26, 1998. The First Restated Amendment permitted HCPH to acquire additional Southam common shares and increased the permitted regular quarterly dividend from Publishing to the Company to $0.1375 per common share from $0.10.

         The parties to the Bank Credit Facility entered into a Second Amendment Agreement to the Restated Facility ("Second Restated Amendment") dated December 11, 1998. The Second Restated Amendment permitted HCPH to acquire additional Southam common shares and permitted the sale of 45 U.S. community newspapers and increased the Bank Credit Facility to $625.0 million.

         The parties to the Bank Credit Facility entered into a Third Amendment Agreement to the Restated Facility ("Third Restated Amendment") dated January 14, 1999. The Third Restated Amendment increased the amount available under the Facility to provide additional funding for the purchase of Southam shares.

         The Bank Credit Facility contains both affirmative and negative covenants, and various financial covenants. The Company was in compliance with all covenants at December 31, 1998.

         REDEEMABLE PREFERRED STOCK The Company's interest in the Telegraph is held through intermediate English holding companies, DTH and FDTH, whose only significant long-term assets are their direct or indirect interests in the Telegraph. In May and June 1997, DTH and FDTH paid approximately $123.3 million in respect of the redemption of their outstanding redeemable preferred stock.

         In addition, the Company issued to Hollinger Inc. in connection with the 1995 Reorganization in which the Company acquired Hollinger Inc.'s interest in The Telegraph and Southam, 739,500 shares of Series A Preferred Stock. The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock. The shares of Series D Preferred Stock are redeemable in whole or in part, at any time and from time to time, subject to restrictions in the Company's credit facilities, by the Company or by a holder of such shares. During 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock. At December 31, 1998, there were 330,949 shares of Series D Preferred Stock outstanding. The redemption price of the Series D

Preferred Stock was $31.6 million at December 31, 1998. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash.

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

         YEAR 2000 The Company has analyzed its internally developed and purchased software that utilize embedded date codes. Such embedded date codes may experience operating problems with respect to dates on or after January 1, 2000, the so-called Year 2000 problem. A corporate-wide task force is in place, with all major business segments involved. Exposure to this issue differs considerably from subsidiary to subsidiary. The Company has already made modifications and during 1999 plans to make further necessary modifications to the identified software and to test systems. Within the United States Newspaper Group, Community Group modifications are almost complete, with individual company systems testing and verification underway, while at the Chicago Group, primarily the Chicago Sun-Times, the necessary changes will not be complete until the third quarter of 1999. Within the U.K. Newspaper Group and the Canadian Newspaper Group, critical systems have been modified or replaced and individual systems testing and verification are underway. The Company's most reasonably likely worst case Year 2000 scenario is that the Company would incur additional costs and lose some timeliness in producing some newspapers; however, the Company believes that it will be able to produce newspapers. Because the Company's systems are not integrated, the Company is preparing to handle the most reasonably likely worst case scenario on a case by case basis and will be developing contingency plans related thereto. The Company is also communicating with key suppliers, most notably newsprint vendors, and others with which we do business to ensure they are Year 2000 compliant. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational difficulties for the Company. It is not anticipated that modifying or replacing software will have a material effect in any one year on the Company's financial statements or results of operations taken as a whole. The Company estimates that the total cost of Year 2000 remediation, including costs of modifying software and hiring Year 2000 solution providers will not exceed $13.5 million, of which the Company estimates $8.0 million has already been expended. Funding for such remediation efforts will be generated from normal operations. No other information technology projects have been materially deferred or delayed due to Year 2000 efforts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         NEWSPRINT Newsprint prices continued to fluctuate throughout 1998 and on a consolidated basis newsprint expense amounted to $343.8 million ($312.0 million in 1997 and $346.4 million in 1996). Management believes that while newsprint prices could continue to show wide price variations in the future, they will be more stable than they were through 1996. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. For the Company and subsidiaries at the end of 1998, total newsprint usage was about 600,000 tons per annum. At those levels of usage and based on properties and ownership levels at December 31, 1998, a change in the price of newsprint of $50 per ton would increase or decrease net income by about $16.5 million.

         INFLATION During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom and Canada. However, operations of Jerusalem Post, in local currency terms, have been affected by inflation amounting to 8.7%, 7.0%, and 10.0%, annually in 1998, 1997, and

1996, respectively, which to a certain extent have been offset by the devaluation of the NIS in relation to the United States dollar in each of these years by 17.7%, 8.8%, and 3.7%, respectively.

         INTEREST RATES The Company has significant debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at December 31, 1998 which is subject to floating interest rates and December 31, 1998 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company's net earnings by approximately $3.3 million.

         FOREIGN EXCHANGE RATES A substantial portion of the Company's income is earned outside of the United States in currencies other than the United States dollar. As a result the Company's income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on 1998 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company's reported earnings:


                                    Actual Average
                                       1998 Rate           Increase/Decrease
------------------------------------------------------------------------------
         United Kingdom                 $1.66/(pound)         $1,150,000

         Canada                       $0.67/Cdn.$             $4,350,000
------------------------------------------------------------------------------


         ELECTRONIC MEDIA Management continues to hold the view that newspapers will continue to be an important business segment. Alternate forms of information delivery that could replace newspapers continue to be actively explored throughout the world and the management of the Company is closely monitoring the situation to ensure that we will be in a position to take advantage of technology changes as the occur. It is our view that our franchises are very strong and will continue to be viable revenue generators whether or not the product continues to be delivered on paper. Among educated and affluent people, indications are that strong newspaper readership will continue. In fact, it is possible that readership will increase as the population ages. There has been and, we expect, will continue to be a shift in readership away from evening or all day reading to mornings or weekends but we expect our readers will continue to read newspapers. To the extent that readers seek alternate means of delivery to newsprint, as we have already demonstrated with our on-line leadership in several countries, we will endeavor to provide it.

         .
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

         (2)  EXHIBITS.

                                                                                  PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-----------     ----------------------                                         ----------------------

        2.1     UniMedia Class A Stock Purchase Agreement dated as of April   Incorporated by reference
                18, 1997 among Hollinger Inc., UniMedia Holding Company and   to Exhibit 2.01 to Current
                Hollinger International Inc.                                  Report on Form 8-K dated
                                                                              April 18, 1997.

        2.2     UniMedia Class B Stock Purchase Agreement dated as of April   Incorporated by reference
                18, 1997 among Hollinger Inc. UniMedia Holding Company        to Exhibit 2.02 to Current
                and to Hollinger International Inc.                           Report on Form 8-K dated
                                                                              April 18, 1997.

        2.3     Sterling Purchase Agreement dated as of April 18, 1997        Incorporated by reference
                among Hollinger Inc. and Hollinger Canadian Publishing        to Exhibit 2.03 to Current
                Holdings Inc.                                                 Report on Form 8-K dated
                                                                              April 18, 1997.

        2.4     Purchase Agreement relating to the Senior Notes, dated        Incorporated by reference
                March 12, 1997                                                to Exhibit 1.01 to Current
                                                                              Report on Form 8-K dated
                                                                              March 18, 1997.

        2.5     Purchase Agreement relating to the Senior Subordinated        Incorporated by reference
                Notes, dated March 12, 1997                                   to Exhibit 1.02 to Current
                                                                              Report on Form 8-K dated
                                                                              March 18, 1997.

        3.1     Restated Certificate of Incorporation                         Incorporated by reference
                                                                              to Exhibit 3.1 to Current
                                                                              Report on Form 8-K dated
                                                                              October 13, 1995

        3.2     Bylaws, as amended and restated.                              Incorporated by reference
                                                                              to Exhibit 3.2 to
                                                                              Registration Statement on
                                                                              Form S-1 (No. 33-74980)

        3.3     Certificate of Designations for Series B Convertible          Incorporated by reference
                Preferred Stock                                               to Exhibit 3.01 to Current
                                                                              Report on Form 8-K dated
                                                                              August 7, 1996.


                                                                                  PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-----------     ----------------------                                         ----------------------
        3.4     Certificate of Designations for Series C Convertible          Incorporated by reference
                Preferred Stock                                               to Exhibit 1.1.3.2 to
                                                                              Current Report on Form 8-K
                                                                              dated May 5, 1997.

        4.1     Third Amended and Restated Credit Agreement dated  March      Pursuant to S-K
                31, 1998 among Hollinger International Publishing Inc.,       601(b)(4)(iii), the
                Telegraph Group Limited, Hollinger Canadian Publishing        Registrant has not filed a
                Holdings Inc., various financial institutions,                copy of this exhibit but
                The Toronto Dominion Bank, as Issuing Bank, the Bank of Nova  will furnish a copy upon
                Scotia, as Syndication Agent, Canadian Imperial Bank          Commission's request.
                of Commerce, as Documentation Agent, and Toronto Dominion
                (Texas), Inc., as Administrative Agent.

        4.2     Senior Indenture, dated as of March 18, 1997                  Incorporated by reference
                                                                              to Exhibit 4.01 to Current
                                                                              Report on Form 8-K dated
                                                                              March 18, 1997

        4.3     Senior Subordinated Indenture, dated as of March 18, 1997     Incorporated by reference
                                                                              to Exhibit 4.03 to Current
                                                                              Report on Form 8-K dated
                                                                              March 18, 1997

        4.4     Exchange Indenture, dated July 17, 1997, among Hollinger      Incorporated by reference
                Canadian Publishing Holdings Inc., Hollinger International    to Exhibit 4.01 to
                Inc. and Montreal Trust Company of Canada                     Registration Statement on
                                                                              Form S-3 (No. 333-35619)

        4.5     Indenture dated as of February 7, 1996 among Hollinger        Incorporated by reference
                International Publishing Inc., Hollinger International Inc.   to Exhibit 10.4 to Current
                and Fleet National Bank of Connecticut as Trustee.            Report on Form 8-K Dated
                                                                              February 7, 1996

       10.1     Services Agreement between the Company and Hollinger Inc.,    Incorporated by reference
                as Amended and Restated as of February 7, 1996.               to Exhibit 10.4 to Report
                                                                              on Form 10-K for the year
                                                                              ended December 31, 1995


                                                                                  PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-----------     ----------------------                                         ----------------------
       10.2     Business Opportunities Agreement between the Company and      Incorporated by reference
                Hollinger Inc., as Amended and Restated as of February 7,     to Exhibit 10.5 to Report
                1996.                                                         on Form 10-K for the year
                                                                              ended December 31, 1995

       10.3     Employment and Noncompetition Letter Agreements with          Incorporated by reference
                executive officers.                                           to Exhibit 10.9 to
                                                                              Registration Statement on
                                                                              Form S-1 (No. 33-74980)

       10.4     American Publishing Company 1994 Stock Option Plan.           Incorporated by reference
                                                                              to Exhibit 10.10 to
                                                                              Registration Statement on
                                                                              Form S-1 (No. 33-74980)

       10.5     Hollinger International Inc. 1997 Stock Incentive Plan.       Incorporated by reference
                                                                              to Annex A to Report on
                                                                              Form DEF 14A dated March
                                                                              28, 1997

       10.6     American Publishing Management Services, Inc. Executive       Incorporated by reference
                Benefit Plan.                                                 to Exhibit 10.11 to
                                                                              Registration Statement on
                                                                              Form S-1 (No. 33-74980)

       10.7     Share Exchange Agreement dated as of July 19, 1995 between    Incorporated by reference
                Hollinger Inc. and American Publishing Company.               to Exhibit 2.1 to Current
                                                                              Report on Form 8-K Dated
                                                                              July 18, 1995

       10.8     HTH/FDTH Share Exchange Agreement dated as of July 19, 1995   Incorporated by reference
                between Hollinger Inc. and First DT Holdings Limited.         to Exhibit 2.1 to Current
                                                                              Report on Form 8-K Dated
                                                                              July 18, 1995

       10.9     Deposit Agreement dated August 1, 1996                        Incorporated by reference
                                                                              to Exhibit 10.01 to Current
                                                                              Report on Form 8-K dated
                                                                              August 7, 1996

      10.10     Exchange Agreement dated as of April 18, 1997 among           Incorporated by reference
                Hollinger International Inc., Hollinger Inc. and UniMedia     to Exhibit 10.1 to Current
                Holding Company.                                              Report on Form 8-K dated
                                                                              April 18, 1997.

      10.11     Amendment, dated as of March 18, 1997, to the Share           Incorporated by reference
                Exchange                                                      Agreement to Exhibit 10.1
                                                                              to Current Report on Form
                                                                              8-K dated March 18, 1997.


                                                                                  PRIOR FILING OR
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                         SEQUENTIAL PAGE NUMBER
-----------     ----------------------                                         ----------------------
      10.12     Amendment, dated as of March 18, 1997, to the HTH/FDTH        Incorporated by reference
                Share Exchange Agreement                                      to Exhibit 10.2 to Current
                                                                              Report on Form 8-K dated
                                                                              March 18, 1997.

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

       23.1     Consent of KPMG LLP.

       27.1     Financial Data Schedule






       (b)      Reports on Form 8-K.

                           The Company filed a reports on Form 8-K under Item 5
                to report an event dated December 4, 1998 and under Item 2 to report an event dated January 22, 1999. The Company filed a report on Form 8-K/A under Item 7 to report an event dated January 22, 1999.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 31, 1999


                                             HOLLINGER INTERNATIONAL INC.
                                             (Registrant)



                                             By: /s/ Conrad M. Black
                                                 ----------------------------
                                                 Conrad M. Black, Chairman
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

   SIGNATURE                  TITLE                             DATE
   ---------                  -----                             ----

   /s/ Conrad M. Black        Chairman, Chief Executive         March 31, 1999
   ------------------------   Officer and Director (Principal
   Conrad M. Black            Executive Officer)

   /s/ J. A. Boultbee         Executive Vice President and      March 31, 1999
   ------------------------   Chief Financial Officer
   J. A. Boultbee             (Principal Financial Officer)


   /s/ Fredrick A. Creasey    Group Corporate Controller        March 31, 1999
   ------------------------   (Principal Accounting Officer)
   Frederick A. Creasey


   /s/ F. David  Radler       Deputy Chairman, President,       March 31, 1999
   ------------------------   Chief Operating Officer and
   F. David Radler            Director


   /s/ Daniel W. Colson       Vice Chairman and Director        March 31, 1999
   ------------------------
   Daniel W. Colson



   /s/ Barbara Amiel Black    Vice President - Editorial and    March 31, 1999
   ------------------------   Director
   Barbara Amiel Black

   SIGNATURE                  TITLE                             DATE
   ---------                  -----                             ----

   /s/ Dwayne O. Andreas      Director                          March 31, 1999
   ------------------------
   Dwayne O. Andreas


                              Director                          March __, 1999
   ------------------------
   Richard R. Burt


                              Director                          March __, 1999
   ------------------------
   Raymond G. Chambers


   /s/ Henry A. Kissinger     Director                          March 31, 1999
   ------------------------
   Henry A. Kissinger


   /s/ Marie-Josee Kravis     Director                          March 31, 1999
   ------------------------
   Marie-Josee Kravis


                              Director                          March __, 1999
   ------------------------
   Shmuel Meitar


   /s/ Richard N. Perle       Director                          March 31, 1999
   ------------------------
   Richard N. Perle


   /s/ Robert S. Strauss      Director                          March 31, 1999
   ------------------------
   Robert S. Strauss


                              Director                          March __, 1999
   ------------------------
   A. Alfred Taubman


   /s/ James R. Thompson      Director                          March 31, 1999
   ------------------------
   James R. Thompson


                              Director                          March __, 1999
   ------------------------
   Lord Weidenfeld


                              Director                          March __, 1999
   ------------------------
   Leslie H. Wexner

                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors
     Hollinger International Inc.:


     We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


     KPMG LLP

     February 25, 1999

     Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies

December 31, 1998 and 1997

--------------------------------------------------------------------------------



1.       PRINCIPLES OF PRESENTATION AND CONSOLIDATION

         Hollinger International Inc. (the "Company") is a subsidiary of Hollinger Inc., a Canadian corporation. Hollinger Inc. owns 41.3% of the combined equity and 73.9% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to conversion of the Company's remaining Series B Convertible Preferred Stock ("Series B Preferred Stock"), Series C Convertible Preferred Stock ("Series C Preferred Stock") or remaining Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock").

         In 1997, the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of certain of its direct or indirect owned Canadian publishing interests to Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a subsidiary of the Company, for an aggregate consideration of $382,000,000 (Cdn.$523,000,000), (the "Hollinger Inc. Transaction"). The purchase price was satisfied in cash in the amount of $250,000,000, and by the issuance of preferred stock of the Company, which was converted into
         (i) 829,409 shares of Series C Preferred Stock having a face value of $90,000,000, and (ii) 3,207,045 shares of Class A Common Stock having a nominal agreed value of $42,000,000. The Hollinger Inc. Transaction represents a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interests basis, with the accompanying financial statements restated for all periods presented.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interest in Southam Inc. ("Southam") was 71.0%, 58.6% and 50.7% at December 31, 1998, 1997 and 1996, respectively. Investments in less than majority-owned affiliated companies are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated on consolidation.

2.       DESCRIPTION OF BUSINESS

         The Company is engaged in the publishing, printing and distribution of newspapers and magazines primarily in the United States, the United Kingdom, Canada and Israel through subsidiaries and affiliates. The Company's raw materials, mainly newsprint and ink, are not dependent on a single or limited number of suppliers. Customers range from individual subscribers to local and national advertisers.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

December 31, 1998 and 1997

--------------------------------------------------------------------------------


3.      USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.       CASH AND CASH EQUIVALENTS

         Cash equivalents consist of certain highly liquid investments with original maturities of three months or less.

5.      INVENTORIES

         Inventories consist principally of newsprint that is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method, except for newsprint inventories of certain subsidiaries which are accounted for using the last-in, first-out method (LIFO). At December 31, 1998 and December 31, 1997, approximately 16% and 11%, respectively, of the Company's newsprint inventories were valued using LIFO. If the FIFO method had been used, such newsprint inventories would have been increased by $1,573,000 and $1,198,000, respectively.

6.       IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management's estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the statement of operations if such a difference arose. The Company determined that no material permanent impairments had occurred at December 31, 1998.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

December 31, 1998 and 1997

--------------------------------------------------------------------------------


7.       DERIVATIVES

         The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. Amounts receivable under interest rate cap agreements are accrued as a reduction of interest expense and amounts payable are accrued as interest expense. The interest rate differential on swap arrangements related to preferred stock of subsidiaries were treated as an adjustment to the underlying dividends which were disclosed as minority interest. Interest rate differentials on all other swap arrangements are accrued as interest rates change over the contract periods.

8.       PROPERTY, PLANT AND EQUIPMENT

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

9.       INTANGIBLE ASSETS

         Intangible assets consist principally of circulation related assets, non-competition agreements with former owners of acquired newspapers and the excess of acquisition costs over estimated fair value of net assets acquired (goodwill). The fair market value of intangible assets purchased is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives to a maximum of 40 years.

10.     DEFERRED FINANCING COSTS

         Deferred financing costs consist of certain costs incurred in connection with debt financing. Such costs are amortized on a straight-line basis over the remaining term of the related debt, up to ten years.

11.      DEFERRED REVENUE

         Deferred revenue represents subscription payments that have not been earned and are recognized on a straight-line basis over the term of the related subscription.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

December 31, 1998 and 1997

-------------------------------------------------------------------------------


12.      INCOME TAXES

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

13.      FOREIGN CURRENCY TRANSLATION

         Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All assets, liabilities and minority interests are translated at year-end exchange rates, stockholders' equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing throughout the year. These exchange gains or losses are not included in earnings unless they are actually realized through a reduction of the Company's net investment in the foreign subsidiary. Gains and losses arising from the Company's foreign currency transactions are reflected in net earnings.

14.      EARNINGS PER SHARE

         For the years ended December 31, 1998, 1997 and 1996, earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of 1997. See note 10 for a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share.

15.      STOCK-BASED COMPENSATION

         The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

16.      RECLASSIFICATIONS

         Certain 1997 and 1996 amounts in the consolidated financial statements have been reclassified to conform to the 1998 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1998 and 1997


-------------------------------------------------------------------------------------------------
                        ASSETS                                                 1998       1997
-------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Current assets:
     Cash and cash equivalents                                            $   57,788   $  107,384
     Accounts receivable, net of allowance for doubtful accounts
        of $14,784 in 1998 and $24,966 in 1997                               333,706      327,438
     Due from affiliates                                                      27,246       18,411
     Inventories                                                              32,312       32,454
     Prepaid expenses and other current assets                                18,872       19,566
-------------------------------------------------------------------------------------------------

Total current assets                                                         469,924      505,253

Investments (note 2)                                                         143,338      125,731
Property, plant and equipment, net of accumulated depreciation (note 3)      661,611      615,579
Intangible assets, net of accumulated amortization of $236,908 in 1998
     and $257,702 in 1997                                                  1,858,750    1,671,210
Deferred financing costs and other assets                                    118,101      106,148
-------------------------------------------------------------------------------------------------
                                                                          $3,251,724   $3,023,921
=================================================================================================


                                                                     (Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

December 31, 1998 and 1997

--------------------------------------------------------------------------------------------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1998           1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Current liabilities:
     Current installments of long-term debt (note 4)                                      $   101,691    $    35,560
     Accounts payable                                                                         137,691        101,925
     Accrued expenses                                                                         285,859        195,109
     Income taxes payable                                                                      13,890         30,407
     Deferred revenue                                                                          72,481         85,887
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                     611,612        448,888
Long-term debt, less current installments (note 4)                                          1,397,827      1,392,855
Deferred income taxes (note 18)                                                               207,667        132,137
Other liabilities                                                                              78,133         83,514
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           2,295,239      2,057,394
--------------------------------------------------------------------------------------------------------------------

Minority interest (note 6)                                                                    107,002        203,034
--------------------------------------------------------------------------------------------------------------------

Redeemable preferred stock (note 7)                                                            31,562         75,891
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity (note 8):
     Convertible preferred stock                                                                6,377        195,104
     Class A common stock, $0.01 par value.  Authorized 250,000,000 shares; issued and outstanding 95,572,430 and 72,852,799 shares in
         1998 and 1997, respectively                                                              956            726
     Class B common stock, $0.01 par value.  Authorized 50,000,000 shares;
         issued and outstanding 14,990,000 shares in 1998 and 1997                                150            150
     Additional paid-in capital                                                               610,440        358,871
     Accumulated other comprehensive income - cumulative foreign                              (65,799)       (27,978)
         currency translation adjustment
     Retained earnings                                                                        301,133        175,802
--------------------------------------------------------------------------------------------------------------------
                                                                                              853,257        702,675

     Class A common stock in treasury, at cost-1,403,400 shares in 1998
         and 1,295,900 shares in 1997                                                         (16,744)       (15,073)
     Issued shares in escrow-1,363,293 in 1998 (note 11)                                      (18,592)          --
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                    817,921        687,602
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 16)

                                                                                          $ 3,251,724    $ 3,023,921
====================================================================================================================

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 1998, 1997 and 1996


--------------------------------------------------------------------------------------------
                                                      1998            1997           1996
--------------------------------------------------------------------------------------------
                                                     (in thousands, except per share data)
Operating revenues:
     Advertising                                  $ 1,565,790    $ 1,567,897    $ 1,364,527
     Circulation                                      517,629        523,591        562,122
     Job printing                                      70,461         80,024         80,132
     Other                                             43,880         40,018         67,241
-------------------------------------------------------------------------------------------
Total operating revenues                            2,197,760      2,211,530      2,074,022
-------------------------------------------------------------------------------------------
Operating costs and expenses:
     Newsprint                                        343,809        312,010        346,446
     Compensation costs                               699,126        736,153        731,673
     Other operating costs                            731,726        735,832        703,934
     Infrequent items (note 12)                        26,172         25,243         41,567
     Depreciation and amortization                    114,848        114,570        102,435
-------------------------------------------------------------------------------------------
Total operating costs and expenses                  1,915,681      1,923,808      1,926,055
-------------------------------------------------------------------------------------------
Operating income                                      282,079        287,722        147,967
-------------------------------------------------------------------------------------------
Other income (expense):
     Interest expense                                (105,841)      (113,558)       (84,356)
     Amortization of debt issue costs                  (5,869)       (13,466)       (16,640)
     Interest and dividend income                       8,231          9,924         12,460
     Foreign currency gains (losses), net              (3,336)           459            198
     Other income, net (note 13)                      331,376         73,068         70,309
-------------------------------------------------------------------------------------------
Total other income (expense)                          224,561        (43,573)       (18,029)
-------------------------------------------------------------------------------------------
Earnings before income taxes, minority interest
 and extraordinary item                               506,640        244,149        129,938
Income taxes (note 18)                                223,099         93,655         51,865
-------------------------------------------------------------------------------------------
Earnings before minority interest and
 extraordinary item                                   283,541        150,494         78,073
Minority interest                                      81,562         45,973         33,138
-------------------------------------------------------------------------------------------
Earnings before extraordinary item                    201,979        104,521         44,935
Extraordinary loss on debt extinguishments             (5,067)          --           (2,150)
-------------------------------------------------------------------------------------------
Net earnings                                      $   196,912    $   104,521    $    42,785
===========================================================================================
Basic earnings per share before
 extraordinary item                               $      1.70    $     0.93     $      0.43
-------------------------------------------------------------------------------------------
Diluted earnings per share before
 extraordinary items                              $      1.47    $     0.87     $      0.42
===========================================================================================
Basic earnings per share                          $      1.65    $     0.93     $      0.41
-------------------------------------------------------------------------------------------
Diluted earnings per share                        $      1.43    $     0.87     $      0.39
===========================================================================================

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 1998, 1997 and 1996


-------------------------------------------------------------------------------------------
                                                      1998            1997         1996
-------------------------------------------------------------------------------------------
                                                                (in thousands)
Net earnings                                      $   196,912    $   104,521    $    42,785

Other comprehensive income:
     Foreign currency translation adjustments         (37,821)       (50,973)        28,345
-------------------------------------------------------------------------------------------

Comprehensive income                              $   159,091    $    53,548    $    71,130
===========================================================================================


See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 1998, 1997 and 1996


-----------------------------------------------------------------------------------------------------------------------------------
                                                  Common               Accumulated
                                 Convertible      stock    Additional      other                               Issued
                                  preferred       Class     paid-in   comprehensive  Retained    Treasury      shares
                                    stock         A & B     capital       income     earnings      stock     in escrow       Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (in thousands)
Balance at December 31, 1995     $    --     $     600   $  34,537    $  (5,350)   $ 130,186    $    --      $    --      $ 159,973

Issuance of 20,700,000
     Convertible Preferred
      Shares                       195,104        --          --           --           --           --           --        195,104
Issuance of 27,600,000
     Class A Common Shares            --           276     245,537         --           --           --           --        245,813
Cash dividends - Class A and
     Class B, $0.40 per share         --          --          --           --        (31,522)        --           --        (31,522)
Dividends on redeemable
     preferred stock                  --          --          --           --         (1,087)        --           --         (1,087)
Dividends on convertible
     preferred stock                  --          --          --           --         (9,620)        --           --         (9,620)
Contribution by Hollinger Inc.        --          --        56,535         --           --           --           --         56,535
Translation adjustments               --          --          --         28,345         --           --           --         28,345
Net earnings                          --          --          --           --         42,785         --           --         42,785
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996       195,104         876     336,609       22,995      130,742         --           --        686,326

Shares issued for acquisition         --          --         1,000         --           --           --           --          1,000
Cash dividends - Class A and
     Class B, $0.40 per share         --          --          --           --        (34,150)        --           --        (34,150)
Dividends on redeemable
     preferred stock                  --          --          --           --         (1,060)        --           --         (1,060)
Dividends on convertible
     preferred stock                  --          --          --           --        (22,408)        --           --        (22,408)
Contribution by Hollinger Inc.        --          --        17,986         --         (1,843)        --           --         16,143
Translation adjustments               --          --         3,276      (50,973)        --           --           --        (47,697)
Net earnings                          --          --          --           --        104,521         --           --        104,521
Common shares repurchased             --          --          --           --           --        (15,073)        --        (15,073)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997       195,104         876     358,871      (27,978)     175,802      (15,073)        --        687,602

Stock option exercise                 --             2       1,966         --           --           --           --          1,968
Preferred stock conversion
 to Class A                       (188,727)        186     188,541         --           --           --           --           --
Series D conversion to Class A        --            28      39,222         --           --           --           --         39,250
Cash dividends - Class A and
     Class B, $0.475 per share        --          --          --           --        (46,985)        --           --        (46,985)
Dividends on redeemable
     preferred stock                  --          --          --           --           (736)        --           --           (736)
Dividends on convertible
     preferred stock                  --          --          --           --        (18,726)        --           --        (18,726)
Deemed dividend                       --          --          --           --         (5,134)        --           --         (5,134)
Translation adjustments               --          --         5,079      (37,821)        --           --           --        (32,742)
Net earnings                          --          --          --           --        196,912         --           --        196,912
Interest on forward share
 purchase                             --          --        (1,619)        --           --           --           --         (1,619)
Common shares repurchased             --          --          --           --           --         (1,671)        --         (1,671)
Escrow shares on total
 return equity swap                   --            14      18,380         --           --           --           --         18,394
Shares issued in escrow               --          --          --           --           --           --        (18,592)     (18,592)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     $   6,377   $   1,106   $ 610,440    $ (65,799)   $ 301,133    $ (16,744)   $ (18,592)   $ 817,921
===================================================================================================================================

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1998, 1997 and 1996


---------------------------------------------------------------------------------------------------------------
                                                                               1998         1997         1996
---------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash flows from operating activities:
     Net earnings                                                           $ 196,912    $ 104,521    $  42,785
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                      114,848      114,570      102,435
           Deferred income taxes                                               75,530       62,016       31,226
           Amortization of debt issue costs                                     5,869       13,466       20,097
           Minority interest                                                   81,562       45,973       33,138
           Equity in earnings of affiliates, net of dividends received         (3,674)      (5,851)      (1,104)
           Gain on sale of investments                                           --        (66,128)     (53,518)
           Gain on sale of assets                                            (363,074)      (3,286)     (14,264)
           Amortization of deferred gain                                       (1,616)      (1,616)      (1,616)
           Unrealized foreign exchange gain on redeemable preferred stock        --           (464)        (481)
           Other                                                               (2,228)       1,872      (12,704)
     Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                                    (8,566)      (4,556)     (20,022)
        Inventories                                                              (662)      (3,064)      20,158
        Prepaid expenses and other current assets                             (12,072)     (10,405)      (1,300)
        Accounts payable                                                       38,809      (14,614)      (3,598)
        Accrued expenses                                                      (38,064)      16,701       56,174
        Income taxes payable                                                  (21,232)      (7,209)      27,131
        Deferred revenue and other                                             (8,604)         854      (26,115)
---------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                          53,738      242,780      198,422
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                               (163,997)    (118,291)    (124,625)
     Proceeds from sale of property, plant and equipment                       22,098        5,613      197,698
     Purchase of subsidiaries' stock and other investments                   (223,967)     (67,344)    (780,167)
     Acquisitions, net of cash acquired                                      (332,507)     (58,839)    (400,125)
     Proceeds on disposal of investments and assets                           601,980      247,418      191,878
     Other                                                                      4,068         (104)      20,026
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                             $ (92,325)   $   8,453    $(895,315)
===============================================================================================================


                                                                     (Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued



----------------------------------------------------------------------------------------------------------
                                                                           1998         1997         1996
----------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Cash flows from financing activities:
     Repayment of debt                                                 $(246,140)   $(141,623)   $(330,757)
     Proceeds from issuance of bank debt                                 349,513      877,942      413,039
     Repayment of bank loans                                                --       (495,835)    (395,752)
     Proceeds from bank loans                                               --           --        734,335
     Payment of debt issue costs                                         (12,343)     (38,988)     (27,016)
     Change in borrowings from affiliates                                  5,247     (302,587)     (34,582)
     Net proceeds from issuance of equity                                  1,968         --        440,917
     Issuance of common shares by a subsidiary                               758        8,119       21,816
     Repurchase of common shares                                          (1,671)     (15,073)        --
     Repurchase of common shares by a subsidiary                         (36,124)        --           --
     Redemption of preference shares                                        --       (116,863)        --
     Dividends paid                                                      (66,447)     (57,618)     (42,502)
     Contributions by Hollinger Inc.                                        --         16,143         --
     Acquisitions paid for by Hollinger Inc.                                --           --         68,600
     Deemed dividend                                                      (5,134)        --           --
     Dividends paid by subsidiaries to minority stockholders, net of
        related swap income                                               (3,735)     (10,443)     (33,399)
     Other                                                                (1,667)         (98)        --
----------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                          (15,775)    (276,924)     814,699
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    4,766      (15,475)       6,934
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (49,596)     (41,166)     124,740
Cash and cash equivalents at beginning of year                           107,384      148,550       23,810
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  57,788    $ 107,384    $ 148,550
==========================================================================================================

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997


--------------------------------------------------------------------------------


(1)      ACQUISITIONS AND DISPOSITIONS

         (a) In January 1998, the Company sold 80 community newspapers for total proceeds of $310,000,000 resulting in a pre-tax gain of approximately $201,245,000.

         (b) In May 1998, Southam sold American Trucker magazine and related publications and a paid daily circulation newspaper in Western Canada for total proceeds of $93,672,000 resulting in a pre-tax gain of $56,058,000.

         (c) In July 1998, the Company acquired two community newspapers for a total cash price of $41,800,000. The excess purchase price of $39,350,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill.

         (d) In August 1998, HCPH acquired 8,268,900 additional shares of Southam for $168,620,000, increasing its ownership interest at that time to 69.1% from 58.6%. Subsequent to August 1998, Southam repurchased some of its own common shares, increasing the Company's ownership interest to 71.0%.

         (e) In September 1998, in two separate transactions Southam acquired 100% of The Financial Post Company, which published The Financial Post, a daily newspaper in Canada. In addition, in July 1998, Southam acquired the Victoria Times Colonist and the Nanaimo Daily News and certain community newspapers on Vancouver Island in British Columbia, Canada. The total cost of these acquisitions was $208,535,000. The excess purchase price of $197,728,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill.

             In a related transaction, in September 1998, Southam sold the Hamilton Spectator and The Record (Kitchener-Waterloo) and HCPH sold the Cambridge Record and the Guelph Mercury for total proceeds of $173,765,000 resulting in a pre-tax gain of $105,771,000.

         (f) In three separate transactions throughout 1997, the Company acquired four paid daily newspapers, four paid non-daily newspapers and six free distribution newspapers. In addition, the Company acquired two paid daily newspapers and one paid non-daily newspaper in exchange for one daily newspaper, three non-daily newspapers and one free distribution newspaper. Total cash consideration paid for these transactions was $22,138,000. The excess purchase price of $19,645,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         (g) In July 1997, HCPH acquired 6,552,425 additional shares of Southam for $113,400,000, increasing its ownership interest at that time to 58.6%.

         (h) In two separate transactions during 1997, Southam acquired one paid daily newspaper, one paid non-daily newspaper and 13 free distribution newspapers. Total cash consideration for these transactions was $16,800,000. The excess purchase price of $14,400,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill.

         (i) In 1997, the Canadian Newspapers sold two weekly newspapers and one free distribution publication for total proceeds of $1,500,000 resulting in a pre-tax loss of $937,000.

         All of the above acquisitions are accounted for using the purchase method of accounting. Based on estimated fair values of the acquired assets and liabilities, the purchase price including direct costs is allocated to working capital, property, plant and equipment, and intangible assets. The results of the newspapers acquired are included in the consolidated results of operations from the date of acquisition. The pro forma effect of the above acquisitions is immaterial.

         In 1997, the Company and Hollinger Inc. agreed to the transfer of Hollinger Inc.'s Canadian publishing interests to HCPH for consideration of Cdn.$523,000,000 ($382,000,000). The purchase price was paid by cash of $250,000,000; by 829,409 shares of Series C Preferred Stock with a face value of $90,000,000; and by 3,207,045 shares of Class A Common Stock valued at $42,000,000. This represents a combination of entities under common control and has been accounted for on an "as-if" pooling-of-interests basis, with the financial statements restated on this basis for all years that the properties were owned by Hollinger Inc.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(2)      INVESTMENTS


-----------------------------------------------------------------------------
                                                              1998      1997
-----------------------------------------------------------------------------
                                                              (in thousands)
3396754 Canada Limited (note 6)                           $ 26,966     29,018
Joint ventures                                              24,768     20,993
Notes receivable from joint ventures                        10,542     24,238
Advances under printing contracts with joint ventures       51,623     45,012
Hollinger Digital investments                               21,737      3,062
Other                                                        7,702      3,408
-----------------------------------------------------------------------------

                                                          $143,338    125,731
=============================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(3)      PROPERTY, PLANT AND EQUIPMENT


--------------------------------------------------------------------------------
                                                            1998          1997
--------------------------------------------------------------------------------
                                                                (in thousands)
         Land                                            $   55,333       58,636
         Building and leasehold interests                   242,941      286,933
         Machinery and equipment                            668,168      712,890
         Construction in progress                            94,867       24,737
--------------------------------------------------------------------------------

                                                          1,061,309    1,083,196
         Less accumulated depreciation and amortization     399,698      467,617
--------------------------------------------------------------------------------

                                                         $  661,611      615,579
================================================================================


         Depreciation and amortization of property, plant and equipment totaled $59,842,000, $61,635,000 and $60,640,000 in 1998, 1997 and 1996,
         respectively. The Company capitalized interest in 1998 amounting to $2,999,000 related to the construction and equipping of production facilities for its newspaper in Chicago. In 1997 and 1996, Southam capitalized interest amounting to $6,039,000 and $4,731,000, respectively, related to the construction of a production facility.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(4)     LONG-TERM DEBT


--------------------------------------------------------------------------------
                                                             1998          1997
--------------------------------------------------------------------------------
                                                                 (in thousands)
Hollinger International Publishing Inc. ("Publishing"):
     Subordinated Notes due 2006                          $  250,000     250,000
     Senior Notes due 2005                                   260,000     260,000
     Senior Subordinated Notes due 2007                      290,000     290,000
     Bank Credit Facility due 2004                           198,528      85,000
United States Newspaper Group:
     Senior Secured Notes                                       --       105,000
     Amounts due under non-interest bearing
        non-competition agreements due 1999-2006               4,277       5,889
     Other due 1999-2006
        (at varying interest rates up to 9%)                   2,413       4,516
Telegraph Group Ltd. ("Telegraph")
     Obligations under capital leases (note 5)                10,877      12,699
     Other                                                      --         5,967
Hollinger Canadian Publishing Holdings:
     Bank Credit Facility due 2004                           291,965     233,840
Southam:
     Promissory notes
        (at varying interest rates up to 6.0%)                91,084      72,090
     Notes due 1999-2005
        (at varying interest rates up to 8.5%)                95,742     102,851
Other:
     Other debt                                                4,632         481
     Other capital leases                                       --            82
--------------------------------------------------------------------------------
                                                           1,499,518   1,428,415
Less current portion included in current liabilities         101,691      35,560
--------------------------------------------------------------------------------

                                                          $1,397,827   1,392,855
================================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


       (a)    The following table summarizes the terms of the Publishing notes:


 -----------------------------------------------------------------------------------------------------
                                                                           Early           Early
                Interest     Issue                                       Redemption     Redemption
   Principal     Rate        Date        Status        Maturity            Date           Price
 -----------------------------------------------------------------------------------------------------

 $  250,000,000  9.25%  February 1,1996 Senior         February 1,     February 1,    2001-104.625%
                                        Subordinated   2006            2001 or after  2002-103.085%
                                                                                      2003-101.545%
                                                                                      Thereafter-100%
 ---------------------------------------------------------------------------------------------------

 $  260,000,000 8.625%  March 18, 1997  Senior         March 15, 2005  None                  -
 ---------------------------------------------------------------------------------------------------

 $  290,000,000 9. 25%  March 18, 1997  Senior         March 15, 2007  March 15,      2002-104.625%
                                        Subordinated                   2002 or after  2003-103.083%
                                                                                      2004-101.541%
                                                                                      Thereafter-100%
 ---------------------------------------------------------------------------------------------------


              Interest on these notes is payable semi-annually and the notes are guaranteed by the Company.

              The Indentures relating to the Subordinated Notes, the Senior Notes and the Senior Subordinated Notes contain similar financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with affiliates, and sell assets, including stock of a restricted subsidiary. The Indentures provide that upon a Change of Control (as defined in the Indentures), each noteholder has the right to require Publishing to purchase all or any portion of such noteholder's notes at a cash purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.

       (b) On April 7, 1997, Publishing, HCPH, the Telegraph, a subsidiary of the Company and a group of financial institutions entered into a long-term bank credit facility (the "Bank Credit Facility"). At December 31, 1998, after a number of amendments and restatements, the Bank Credit Facility was for a total of $625,000,000. At December 31, 1998 and 1997 Publishing had borrowings under the Bank Credit Facility of $198,528,000 and $85,000,000,
              respectively, and HCPH had borrowings of $291,965,000 and $233,840,000, respectively. At December 31, 1998, the interest rate on the Bank Credit Facility was 6.7%.

              On February 2, 1999, the Bank Credit Facility was reduced by $200,000,000 with the proceeds from the sale of the 45 U.S. community newspapers. The Bank Credit Facility is due to mature on November 30, 1999.

HOLLINGER INTERNATIONAL, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


              On February 25, 1999, the Company received commitments to increase the Bank Credit Facility to $830,000,000 comprised of a $580,000,000 revolving credit line maturing on September 30, 2004 and a $250,000,000 term loan maturing on December 31, 2004. Loans under the Bank Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

              The Bank Credit Facility was first entered into on April 7, 1997 by Publishing, HCPH, the Telegraph and a group of financial institutions. The Bank Credit Facility originally provided for up to $900,000,000 in total credit availability under four tranches. In July 1997, the Company reduced its total available commitments to $515,000,000 and reduced the HCPH tranche to $315,000,000.

              The parties to the Bank Credit Facility entered into a First Amendment Agreement (the "First Amendment") dated May 12, 1997. The First Amendment amended certain terms and conditions of the Bank Credit Facility to permit HCPH to bid for the remaining shares of Southam not then currently owned by it. The First Amendment allowed for the Southam offer as an "Approved Acquisition" and modified certain definitions, representations and covenants to account for, among other things, the issuance of the HCPH Special Shares, the operation of the Exchange Indenture, approval by the lenders of the bid circular and related documentation, and the provision and timing of additional security under the Bank Credit Facility.

              The parties to the Bank Credit Facility entered into a Second Amendment Agreement (the "Second Amendment") dated June 23, 1997. The Second Amendment amended certain terms and conditions of the Bank Credit Facility primarily to allow HCPH to take up less than all of the outstanding Southam shares and allowed Publishing to pay up to $20,000,000 in dividends to the Company for Class A Common Stock repurchases.

              The parties to the Bank Credit Facility entered into a Third Amended and Restated Credit Agreement ("Restated Facility") dated March 31, 1998. Among other things, the Restated Facility extended the maturity date, adjusted certain financial and reporting covenants, decreased interest rates, expanded the capital expenditures limitations and increased the amount of dividends Publishing can pay to the Company for Class A Common Stock repurchases to $30,000,000.

              The parties to the Bank Credit Facility entered into a First Amendment Agreement to the Restated Facility ("First Restated Amendment") dated August 26, 1998. The First Restated Amendment permitted HCPH to acquire additional Southam common shares (see note 1(d))

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


              and increased the permitted regular quarterly dividend from Publishing to the Company to $0.1375 per common share from $0.10.

              The parties to the Bank Credit Facility entered into a Second Amendment Agreement to the Restated Facility ("Second Restated Amendment") dated December 11, 1998. The Second Restated Amendment permitted HCPH to acquire additional Southam common shares (see note 22(a)) and permitted the sale of 45 U.S. community newspapers (see note 22(d)) and increased the Bank Credit Facility to $625,000,000.

       (c) U.S. Newspaper Group Senior Secured Notes ("AP-91 Notes") were repayable in annual installments from September 1, 1998 through September 1, 2000 and bore interest at rates ranging from 10.44% to 10.53%. These notes were repaid in January 1998 in conjunction with the sale of approximately 80 community newspapers (see note 1(a)).

       (d) (i) During December 1998, Southam entered into a six-month, unsecured Cdn.$700,000,000 bank credit facility to facilitate payment of an extraordinary dividend, to repay borrowings under the previous Cdn.$310,000,000 credit facility and for general corporate purposes. The new Bank Credit Facility, described in (b) above, will replace the six-month, unsecured Cdn.$700,000,000 facility. The amount borrowed at December 31, 1998 and December 31, 1997 was $91,084,000 and $72,090,000, respectively.

              (ii) Southam has converted a portion of its variable rate interest exposure to fixed rate by entering into a ten year Cdn.$25,000,000 fixed rate interest swap at 8.7%, maturing May 2004. Southam pays interest at the fixed rate and it receives interest based on the three-month banker's acceptance rate, which is reset quarterly, on the nominal principal.

       (e) The Company's agreements with banks and other debtors contain various restrictive provisions relating to maintenance of certain financial ratios, restrictions on additional indebtedness, occurrence of certain corporate transactions and limitations on the amount of capital expenditures and restricted payments (which generally include dividends and management fees). At December 31, 1998, the Company was in compliance with the aforementioned restrictive provisions.

       (f) Principal amounts payable on long-term debt, excluding obligations under capital leases, are: 1999 - $97,369,000; 2000 - $37,778,000;
              2001 - $129,278,000; 2002 - $124,380,000 and 2003 - $124,540,000.

       (g)    Interest paid for 1998, 1997 and 1996 was $118,563,000,
              $89,661,000 and $72,616,000, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(5)      LEASES

         The Company leases various facilities and equipment under noncancelable operating lease arrangements. Rental expense under all operating leases was approximately $16,724,000, $15,422,000 and $17,809,000 in 1998,
         1997 and 1996, respectively.

         Minimum lease commitments together with the present value of obligations at December 31, 1998 are as follows:


-----------------------------------------------------------------------------------------------------
                                                                             Capital       Operating
                                                                             leases         leases
-----------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
         1999                                                         $      4,322      $    14,627
         2000                                                                3,889           13,078
         2001                                                                4,105           12,304
         2002                                                                 --             11,628
         2003                                                                 --             11,018
         Later years                                                          --             98,543
---------------------------------------------------------------------------------------------------
                                                                            12,316      $   161,198
                                                                                        ===========

         Less imputed interest and executory costs                           1,439
----------------------------------------------------------------------------------
         Present value of net minimum payments                              10,877
         Less current portion included in current liabilities                4,322
----------------------------------------------------------------------------------

         Long-term obligations                                        $      6,555
==================================================================================


         Minimum lease payments have been reduced for rental income from noncancelable subleases by approximately $187,000 in 1998 and lesser amounts thereafter (total reductions $280,000).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(6)      MINORITY INTEREST

------------------------------------------------------------
                                             1998       1997
------------------------------------------------------------
                                             (in thousands)

         Common shares of subsidiary     $ 36,421    128,156
         Special shares of HCPH            69,581     74,878
         Special shares of subsidiary       1,000       --
------------------------------------------------------------
                                         $107,002    203,034
============================================================


         In July 1997, HCPH issued 6,552,425 Cdn.$10 Non-Voting Special Shares for a total issue price of Cdn.$65,524,000 ($47,564,000). These shares are exchangeable, at the option of the holder, at any time after December 23, 1997 and before June 26, 2000 into newly issued Class A Common Stock of the Company. During that period the number of shares that will be issued on exchange was 0.510 for the first six months, increasing by 0.020 for each six-month period thereafter until June 8, 2000. For the period from June 9, 2000 through June 25, 2000, the exchange ratio will be 0.602 shares of Class A Common Stock per special share. On June 26, 2000 any special shares not previously exchanged will be exchanged for that number of shares of Class A Common Stock equal to US$8.88 divided by 95% of the then current market price of the Class A Common Stock. Upon either an optional exchange or a mandatory exchange, the Company has the option of paying cash in lieu of issuing Class A Common Stock.

         In September 1997, an additional 4,146,107 Special Shares of HCPH were issued for a total issue price of Cdn.$41,500,000 ($29,000,000). in exchange for 4,146,107 special shares in 3396754 Canada Limited ("3396754"), a subsidiary of Hollinger Inc. These shares have the same terms and conditions as the special shares described in the previous paragraph. The Company's obligations to issue Class A Common Stock is however, offset by an obligation of Hollinger Inc., through a subsidiary, to deliver those shares of Class A Common Stock from its holdings. As a result, these shares do not represent an obligation of the Company and will not ultimately lead to any increase in the number of issued shares or to any dilution of earnings.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(7)      REDEEMABLE PREFERRED STOCK

         In 1995, the Company issued 739,500 shares of Series A Preferred Stock to Hollinger Inc. and these were subsequently converted into 739,500 shares of Series D Preferred Stock. These shares are redeemable at the option of either the holder or the Company at a price of Cdn.$146.63 ($95.37 based on December 31, 1998 exchange rates) plus accrued dividends. The holder of these shares may, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series D Preferred Stock ranks senior to the Series B Preferred Stock and the Series C Preferred Stock as to dividends and upon liquidation. The Series D Preferred Stock is non-voting and is entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share is equal to the aggregate amount of ordinary course cash dividends paid during the preceding calendar quarter on 7,395,000 of the Southam shares held by HCPH divided by 739,500. In 1998, the dividend on the Series D Preferred Stock amounted to $1.36 per share. On September 30, 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock and these shares were purchased by a group of banks pursuant to the Total Return Equity Swap described in note 11. At December 31, 1998, 330,949 shares of Series D Preferred Stock were outstanding and based on exchange rates in effect on that day these were exchangeable into 2,254,000 shares of Class A Common Stock of the Company. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash leaving 134,126 shares outstanding.

(8)      STOCKHOLDERS' EQUITY

         The Company is authorized to issue 20,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including voting, redemption and conversion rights. In addition to the Series D Preferred Stock referred to in note 7 above, the Company has issued Series B and Series C Preferred Stock. The terms and conditions of these shares are described below:

         SERIES B

         These shares underlie an issue of Preferred Redeemable Increased Dividend Equity Securities ("PRIDES"). The PRIDES are depository shares and each one, in effect, represents one-half of a share of Series B Preferred Stock. Each PRIDES has a stated value of $9.75 and is entitled to cumulative dividends at a rate of 9.75% per annum payable quarterly. At any time between August 1, 1999 and August 1, 2000, the Company may redeem any or all of the outstanding shares of the PRIDES for shares of Class A Common Stock based on a defined conversion ratio. That ratio is $9.988 at the start of the period declining to $9.75 at the end plus any accrued and unpaid dividends divided by the current market price of the Class A Common Stock. In no case

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         can the conversion ratio be less than 0.8439 of a share of Class A Common Stock per PRIDES. Each PRIDES entitles the holder to 4/5ths of a vote for the election of Directors and other matters coming before meetings of shareholders. The Series B Preferred Stock ranks on par with the Series C Preferred Stock and junior to the Series D Preferred Stock as to dividends and upon liquidation. In July 1998, pursuant to an exchange offer, 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock. At December 31, 1998, 706,469 PRIDES were outstanding and, at a conversion rate of 0.8439 these would convert into 596,189 shares of Class A Common Stock. This conversion ratio will be in effect as long as the market value of the Class A Common Stock is $11.55 or more.

         SERIES C

         Pursuant to the January 1997 transaction wherein HCPH acquired Canadian publishing assets from Hollinger Inc., the Company issued 829,409 shares of Series C Preferred Stock. These shares are similar to the PRIDES described above. The stated value of each share is $108.51 and cumulative dividends are payable quarterly at 9.5% per annum of this amount. Between June 1, 2000 and June 1, 2001, the Company can redeem the Series C Preferred Stock based on the market value of the shares of Class A Common Stock for no less than 8.503 shares of Class A Common Stock per share of Series C Preferred Stock. If not previously redeemed, the stock will mandatorily convert into 9.8646 shares of Class A Common Stock on June 1, 2001. The Series C Preferred Stock ranks on par with the Series B Preferred Stock and junior to the Series D Preferred Stock as to dividends and upon liquidation. The holders of Series C Preferred Stock have the right to vote together as a single class with the holders of Class A and Class B Common Stock and Series B Preferred Stock in the election of Directors and upon each other matter coming before the stockholders of the Company on the basis of ten votes per share of Series C Preferred Stock. At the 8.503 conversion ratio, these shares will convert into 7,052,464 shares of Class A Common Stock. This conversion ratio will be in effect at any time that the market value of the Class A Common Stock is $12.76 or higher.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         CLASS A AND CLASS B COMMON STOCK

         Class A Common Stock and Class B Common Stock have identical rights with respect to cash dividends and in any sale or liquidation, but different voting rights. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes per share, on all matters, including the election of directors, where the two classes vote together as a single class. Class B Common Stock is convertible at any time at the option of Hollinger Inc. into Class A Common Stock on a share-for-share basis and is transferable by Hollinger Inc. under certain conditions.

         The contributions by Hollinger Inc. in 1997 and 1996 represent amounts paid for by Hollinger Inc. and net distributions prior to the Hollinger Inc. Transaction.

         GENERAL

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

(9)      STOCK OPTION PLAN

         During May 1994, the Company adopted the Hollinger International Inc. 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan was amended in September 1996 to increase the number of shares authorized for issuance up to 1,471,140 shares. In 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan") which replaces the 1994 Plan. The Incentive Plan is administered by an independent committee ("Committee") of the Board of Directors. The Committee has the authority to determine the employees to whom awards will be made, the amount and type of awards, and the other terms and conditions of the awards.

         The Incentive Plan provides for awards of up to 5,156,915 shares of Class A Common Stock. The Incentive Plan authorizes the grant of incentive stock options and nonqualified stock options. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option.

         Southam has a stock option plan under which options have been granted to executives and employees. At December 31, 1998, all options granted had been exercised. At December 31, 1997, options for 10,000 shares had been granted with 5,000 options exercisable at that date.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had the Company determined compensation costs based on the fair value at the grant date of its stock options under FASB Statement of Financial Accounting Standards No. 123 (FAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table. The pro forma effect includes compensation expense related to stock options at Southam.


-------------------------------------------------------------------------------
                                                1998        1997          1996
-------------------------------------------------------------------------------
                                         (in thousands except per share amounts)
Net earnings as reported                     $   196,912   104,521       42,785
Pro forma net earnings                           194,017   102,469       41,924

Basic earnings per share as reported         $      1.65      0.93         0.41
Diluted earnings per share as reported              1.43      0.87         0.39

Pro forma basic earnings per share           $      1.62      0.90         0.39
Pro forma diluted earnings per share                1.41      0.85         0.38
===============================================================================

         Pro forma net earnings reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and the compensation cost for options granted prior to January 1, 1996 is not considered.

         Calculating the compensation cost consistent with FAS 123, the fair value of each stock option granted during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: dividend yield of 3.41% 2.9% and 4.0%; expected volatility of 43.3%, 25.7% and 47.5%; risk-free interest rates of 5.1%, 5.4% and 6.6%, and expected lives of ten years. Weighted average fair value of options granted by the Company during 1998, 1997 and 1996 was $5.12, $5.80 and $4.11, respectively.

         For Southam, the fair value of each stock option granted during 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in grants in fiscal 1996: dividend yield of 1.3%; expected volatility of 30.4%;

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         risk-free interest rates of 6.1%; and expected lives of six years. The weighted average fair value of options granted by Southam during 1996 was $4.24. There were no stock options granted by Southam in 1998 and 1997.

         Stock option activity with respect to the Company's stock options was as follows:


-----------------------------------------------------------------------------------
                                                      Number of    Weighted Average
                                                        Shares      Exercise Price
-----------------------------------------------------------------------------------
         Options outstanding at December 31, 1995       831,500        $12.74
         Options granted                                492,000          9.93
         Options canceled                               (42,000)        13.00
-----------------------------------------------------------------------------
         Options outstanding at December 31, 1996     1,281,500         11.65
         Options granted                                832,000         10.06
         Options canceled                               (14,000)         9.71
-----------------------------------------------------------------------------
         Options outstanding at December 31, 1997     2,099,500         11.01
         Options granted                              1,383,000         15.09
         Options exercised                             (167,125)        11.78
         Options canceled                              (167,750)        11.43
-----------------------------------------------------------------------------
         Options outstanding at December 31, 1998     3,147,625        $12.74
=============================================================================
         Options exercisable at December 31, 1996       306,000        $12.82
         Options exercisable at December 31, 1997       601,875        $12.22
         Options exercisable at December 31, 1998       915,375        $11.65
=============================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(10)     EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996:


------------------------------------------------------------------------------------------
                                                        Year ended December 31, 1998
                                                       Income        Shares      Per-Share
                                                    (Numerator)  (Denominator)     Amount
 ------------------------------------------------------------------------------------------
                                                               (in thousands)
Basic EPS
Net income available to common stockholders          $156,541     94,839           1.65

Effect of dilutive securities
     Convertible preferred stock                       18,726     18,763
     Series D Preferred Stock                             736      4,350
     HCPH Special Shares                                 --        4,661
     Stock options                                       --          521

Diluted EPS
Net income available to common stockholders
     and assumed conversions                         $176,003    123,134           1.43
------------------------------------------------------------------------------------------

         For 1998, net earnings available to common shareholders has been reduced by $20,909,000, which represents the conversion premium on the PRIDES exchange.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
                                                                            Year ended December 31, 1997
                                                                    Income        Shares          Per-Share
                                                                  (Numerator)  (Denominator)       Amount
-----------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
         Basic EPS
         Net income available to common stockholders         $       81,053        87,130           $0.93
         Effect of dilutive securities
              Convertible preferred stock                            22,408        24,521
              Series D Preferred Stock                                1,060         5,421
              HCPH Special Shares                                        --         2,237
              Stock options                                              --           177

         Diluted EPS
         Net income available to common stockholders
              and assumed conversions                        $      104,521       119,486           $0.87
-----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                                                    Year ended December 31, 1996
                                                                Income       Shares        Per-Share
                                                             (Numerator)   (Denominator)    Amount
----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
         Basic EPS
         Net income available to common stockholders         $  32,078        79,081      $0.41

         Effect of dilutive securities
              Convertible preferred stock                        1,087         5,655
              Stock options                                         --            48

         Diluted EPS
         Net income available to common stockholders
              and assumed conversions                        $  33,165        84,784      $0.39
----------------------------------------------------------------------------------------------------


         In 1996, net income available to common stockholders was reduced by dividends on convertible preferred stock of $9,620,000 because they were antidilutive.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(11) TOTAL RETURN EQUITY SWAP

     In August and September 1998, the Company entered into an arrangement with four banks, pursuant to which the banks purchased 12,640,305 shares of Class A Common Stock. 2,522,600 of these shares were purchased on the open market at an average price of $15.24 and 10,117,705 were purchased from affiliates of the Company at an average price of $13.88. The Company has the option during the second year following these purchases to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. In the latter case, any gain or loss realized by the banks will be for the Company's account. Until the Company purchases the shares, dividends paid on the shares belong to the Company and the Company pays interest to the banks at the rate of LIBOR plus 1.25%. If the Company's stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security. At December 31, 1998, the Company had issued 1,363,293 shares of Class A Common Stock to the banks as additional security and such escrow shares are shown as a deduction from stockholders' equity. The total interest paid to the banks, net of dividends paid on the shares, is shown as a reduction to additional paid in capital on the balance sheet.

(12) INFREQUENT ITEMS


------------------------------------------------------------------------------------------
                                                                1998      1997       1996
------------------------------------------------------------------------------------------
                                                                     (in thousands)
         Costs related to direct subscription campaign         $  --      22,191    32,327
         National Post launch costs                             13,112      --        --
         Other                                                  13,060     3,052     9,240
------------------------------------------------------------------------------------------
                                                               $26,172    25,243    41,567
==========================================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(13)     OTHER INCOME


----------------------------------------------------------------------------------------------------
                                                                    1998         1997         1996
----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
         Gain on sale of Fairfax investment                      $    --         66,128       53,518
         Gain on sale of publishing interests (note 1)             363,074         --           --
         Gain on sales of assets (note 1)                             --          2,768       17,899
         Equity in earnings (loss) of affiliates                    (1,199)       5,807       12,050
         Other                                                     (30,499)      (1,635)     (13,158)
----------------------------------------------------------------------------------------------------
                                                                 $ 331,376       73,068       70,309
====================================================================================================

         In 1996, the Company agreed to sell its 24.7% interest in Fairfax in three tranches. The first tranche consisted of a 12.0% interest and was completed in December 1996. The second tranche consisted of a 7.9% interest and was completed in January 1997. The third tranche consisted of a 4.8% interest and was completed in March 1997. Total gross proceeds from the entire sale were approximately $441,300,000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(14)     SEGMENT INFORMATION

         The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group and Community Group make up the United States Newspaper Group. Southam and the Canadian Newspapers make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:

--------------------------------------------------------------------------------


                                                                     Year ended December 31, 1998
                                      ----------------------------------------------------------------------------------
                                                                        U.K.
                                        Chicago         Community     Newspaper                  Canadian
                                         Group            Group         Group       Southam      Newspapers     Total
------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Revenues                              $   379,109        210,107       550,525       844,830       213,189   $ 2,197,760
------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization         $    20,311         19,267        19,413        46,257         9,600   $   114,848
------------------------------------------------------------------------------------------------------------------------
Infrequent items                      $       825          2,000         6,250        16,112           985   $    26,172
------------------------------------------------------------------------------------------------------------------------
Operating income                      $    33,268         36,312        60,208       122,627        29,664   $   282,079
------------------------------------------------------------------------------------------------------------------------
Equity in earnings (loss) of
  affiliates                          $    (1,199)          --            --            --            --     $    (1,199)
------------------------------------------------------------------------------------------------------------------------
Total assets                          $   429,882        409,604       619,637     1,465,893       220,067   $ 3,145,083
------------------------------------------------------------------------------------------------------------------------
Capital expenditures                  $    75,647          8,825         7,114        57,641        11,570   $   160,797
------------------------------------------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                    Year ended December 31, 1997
                                        ---------------------------------------------------------------------------
                                                                        U.K.
                                         Chicago       Community     Newspaper                Canadian
                                          Group          Group         Group      Southam     Newspapers   Total
-------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
     Revenues                           $  341,368      292,265      492,270      861,765      223,862   $2,211,530
-------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization      $   15,231       26,427       18,076       44,573       10,263   $  114,570
-------------------------------------------------------------------------------------------------------------------
     Infrequent items                   $    1,662          192       22,567          822         --     $   25,243
-------------------------------------------------------------------------------------------------------------------
     Operating income                   $   36,200       53,261       26,657      140,672       30,932   $  287,722
-------------------------------------------------------------------------------------------------------------------
     Equity in earnings of affiliates   $    5,807         --           --           --           --     $    5,807
-------------------------------------------------------------------------------------------------------------------
     Total assets                       $  313,170      489,595      642,563    1,217,210      240,177   $2,902,715
-------------------------------------------------------------------------------------------------------------------
     Capital expenditures               $   17,894        8,763        5,627       79,267        5,046   $  116,597
-------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------
                                                                      Year ended December 31, 1996
                                       ----------------------------------------------------------------------------
                                                                      U.K.
                                          Chicago     Community     Newspaper                 Canadian
                                           Group        Group         Group       Southam    Newspapers    Total
-------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
     Revenues                           $  333,632      273,740      451,902      803,440      211,308   $2,074,022
-------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization      $   17,545       25,281       14,317       35,710        9,582   $  102,435
-------------------------------------------------------------------------------------------------------------------
     Infrequent items                         --           --         32,327        9,240         --     $   41,567
-------------------------------------------------------------------------------------------------------------------
     Operating income                   $   16,723       47,158        1,601       62,351       20,134   $  147,967
-------------------------------------------------------------------------------------------------------------------
     Equity in earnings of affiliates   $      924         --         11,126         --           --     $   12,050
-------------------------------------------------------------------------------------------------------------------
     Total assets                       $  278,123      482,139    1,263,234    1,096,588      236,456   $3,356,540
-------------------------------------------------------------------------------------------------------------------
     Capital expenditures               $    9,350        6,749        4,632       97,969        4,786   $  123,486
-------------------------------------------------------------------------------------------------------------------


         Capital expenditures for the corporate entities were $3,200,000, $1,694,000 and $1,139,000 in 1998, 1997, and 1996, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Reconciliation of segment assets to total assets:

                               Year ended December 31,
                        ------------------------------------
                          1998         1997         1996
------------------------------------------------------------
                                 (in thousands)
     Segment assets     $3,145,083   $2,902,715   $3,356,540

     Corporate assets      106,641      121,206       69,004
------------------------------------------------------------
     Total assets       $3,251,724   $3,023,921   $3,425,544
============================================================


(15)     FINANCIAL INSTRUMENTS

         The Company has entered into various types of financial instruments in the normal course of business. In addition, on September 30, 1998, the Company entered into forward purchase contracts to purchase 12,640,305 shares of its Class A Common Stock (see note 11).

         For certain of these instruments, fair value estimates are made at a specific point in time, based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk and the country of origin. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, may not represent actual values of the financial instruments that could be realized in the future.

         At December 31, 1998 and 1997, the comparison of the carrying value and the estimated fair value of the Company's financial instruments was as follows:

--------------------------------------------------------------------------------


                                                  1998                         1997
                                         ----------------------    ----------------------
                                         Carrying       Fair         Carrying    Fair
                                           value        value         value      value
-----------------------------------------------------------------------------------------
                                                      (in thousands)
         Long-term debt                 $1,488,641   $1,403,588   $1,415,634   $  928,348
         Interest rate swaps                  --          2,784         --          2,890
         Forward purchase contracts           --          3,216         --           --
-----------------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         The fair value of the interest rate swaps and forward purchase contracts is the estimated amount that the Company would pay to terminate the agreements. It is not practical to determine the fair value of redeemable preferred stock held by related parties. The carrying value of all other financial instruments at December 31, 1998 and 1997 approximate their estimated fair values.

(16)     COMMITMENTS AND CONTINGENCIES

         (a) The Telegraph has guaranteed the printing joint venture partners' share of leasing obligations to third parties, which amounted to $16,384,000 ((pound)9,853,000) at December 31, 1998. These obligations are also guaranteed jointly and severally by each joint venture partner.

         (b) In connection with the Company's insurance program, letters of credit are required to support certain projected workers' compensation obligations. At December 31, 1998, letters of credit in the amount of $5,569,624 were outstanding.

(17)     RELATED-PARTY TRANSACTIONS

         (a) Amounts due from affiliates represent cash advances, net of management and administrative expenses billed by Hollinger Inc. and corporate affiliates of Hollinger Inc. Hollinger Inc. and its affiliates billed the Company for allocable expenses amounting to $31,954,000, $26,506,000 and $8,485,000 for 1998, 1997 and 1996,
             respectively.

         (b) On September 30, 1998, Hollinger Inc. sold 10,117,705 shares of Class A Common Stock to various banks. As part of the transaction, a subsidiary of Hollinger Inc. sold 408,551 shares of Series D Preferred Stock to such banks and the banks then tendered such shares to the Company for conversion into 2,795,165 shares of Class A Common Stock. In an independent transaction, the Company entered into forward purchase contracts with such banks to purchase 10,117,705 shares of Class A Common Stock for a price of $13.88 per share. The terms of this transaction were reviewed and approved by a special committee comprised of independent outside directors of the Company's Board of Directors. Credit Suisse First Boston acted as financial advisor for the special committee.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(18)     INCOME TAXES

         U.S. and foreign components of earnings before income taxes, minority interest and extraordinary items are presented below:


----------------------------------------------------------------------
                                           1998       1997       1996
----------------------------------------------------------------------
                                                 (in thousands)

         U.S                           $192,191     12,148     35,708
         Foreign                        314,449    232,001     94,230
---------------------------------------------------------------------
                                       $506,640    244,149    129,938
=====================================================================


         Income tax expense for the periods shown below consists of:


-------------------------------------------------------------------------
                                            Current    Deferred     Total
-------------------------------------------------------------------------
                                                   (in thousands)
Year ended December 31, 1998:
     U.S. Federal                          $ 58,635     13,528     72,163
     Foreign                                 76,492     60,069    136,561
     State and local                         12,442      1,933     14,375
-------------------------------------------------------------------------
                                           $147,569     75,530    223,099
=========================================================================
     Year ended December 31, 1997:
     U.S. Federal                          $  3,019      6,713      9,732
     Foreign                                 27,856     54,344     82,200
     State and local                            764        959      1,723
-------------------------------------------------------------------------
                                           $ 31,639     62,016     93,655
=========================================================================
Year ended December 31, 1996:
     U.S. Federal                          $    810     13,192     14,002
     Foreign                                 19,829     14,928     34,757
     State and local                           --        3,106      3,106
-------------------------------------------------------------------------
                                           $ 20,639     31,226     51,865
=========================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 1998, 1997 and 1996 as a result of the following:


------------------------------------------------------------------------------------------------------------------
                                                                                     1998        1997       1996
------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
         Computed "expected" tax expense                                          $ 177,324     85,452     45,478
         Increase (reduction) in income taxes resulting from:
              Nondeductible expenses for income tax purposes                          9,676     11,083      7,412
              Tax gain in excess of book gain                                        22,869       --         --
              U.S. state and local income taxes, net of federal benefit              10,041      1,409      1,889
              Impact of taxation at different foreign rates, repatriation
                  and other                                                           3,626     (2,639)    (1,034)
              Advance corporation tax recovery                                         --         --       (1,880)
              Other                                                                    (437)    (1,650)      --
-----------------------------------------------------------------------------------------------------------------
                                                                                  $ 223,099     93,655     51,865
=================================================================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


------------------------------------------------------------------------------------------------------
                                                                                  1998         1997
------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
         Deferred tax assets:
              Accounts receivable, principally due to allowance
                 for doubtful accounts                                          $   1,934        2,040
              Accrued compensation including vacation, bonus,
                 severance and deferred compensation                                8,965       14,473
              Excess of tax over book basis                                         5,370        4,593
              Net operating loss carryforwards                                     13,476       25,660
              Accrued medical and workers' compensation claims                      1,727        1,629
              Advance corporation tax receivable                                     --          2,472
------------------------------------------------------------------------------------------------------
         Gross deferred tax assets                                                 31,472       50,867
         Less valuation allowance                                                  (1,107)     (11,423)
------------------------------------------------------------------------------------------------------

         Net deferred tax assets                                                   30,365       39,444
------------------------------------------------------------------------------------------------------

         Deferred tax liabilities:
              Property, plant and equipment, principally due to
                 differences in depreciation                                       47,665       37,609
              Intangible assets, principally due to differences in
                 basis and amortization                                            84,714       38,828
              Foreign exchange basis differences                                    8,998       16,126
              Long term advances under printing contract                           15,487       13,953
              Deferred gain on swap of assets                                      21,128        9,634
              Unremitted earnings of a foreign equity investment                   20,186       19,942
              Accrued pension                                                       5,521        4,341
              Other                                                                34,333       31,148
------------------------------------------------------------------------------------------------------
         Gross deferred tax liabilities                                           238,032      171,581
------------------------------------------------------------------------------------------------------

         Net deferred taxes                                                     $ 207,667      132,137
======================================================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         At December 31, 1998, the Company had approximately $36,400,000 of Canadian net operating loss carryforwards. The Canadian net operating loss carryforwards will expire in varying amounts through December 31, 2005.

         Total income taxes paid in 1998, 1997 and 1996 amounted to $160,182,000, $31,181,000 and $22,775,000, respectively.

(19)     EMPLOYEE BENEFIT PLANS

         DEFINED CONTRIBUTION PLANS

         The Company sponsors six domestic defined contribution plans, two of which have provisions for Company matching contributions. Under the Company's matching program for the two plans, $501,000, $471,000 and $246,000 was contributed for the years ended December 31, 1998, 1997 and 1996, respectively. Southam sponsors nine defined contribution plans and contributed $1,827,000 and $2,022,000 to the plans in 1998 and 1997, respectively.

         The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan, for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives. Contributions to each of the plans were as follows:


-----------------------------------------------------------------------------------
                                                        1998         1997     1996
-----------------------------------------------------------------------------------
                                                               (in thousands)
         The Telegraph Staff Pension Plan            $     6,120    5,780    5,176
         The Telegraph Executive Pension Scheme      $       550      724    1,005
-----------------------------------------------------------------------------------


         The Telegraph plans' assets consist principally of U.K. and overseas equities, unit trusts and bonds.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         DEFINED BENEFIT PLANS

         The Company and subsidiaries have nine domestic and seven foreign single-employer defined benefit plans and contribute to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company's contributions to these plans for the years ended December 31, 1998, 1997 and 1996 were:

-----------------------------------------------------------------------

                                               1998     1997     1996
-----------------------------------------------------------------------
                                                      (in thousands)
         Single-employer plans                 $9,263    5,146    5,440
         Multi-employer plans                  $4,959    2,185    2,052
-----------------------------------------------------------------------


         The Telegraph has a defined benefit plan that was closed on July 1, 1991 and provides only benefits accrued up to that date. The liabilities of the plan have been actuarially valued as at December 31, 1998. At that date the market value of the plan assets was $25,742,000, representing 98% of the estimated cost of purchasing the plan's benefits from an insurance company. The actuary assumed a discount rate of 4.5%. Increases to pension payments are discretionary and are awarded by the trustees, with the Telegraph's consent, from surpluses arising in the fund from time to time. There were no contributions made in 1998 and 1996. Contributions to the trust were $1,896,000 for 1997.

         Pursuant to the West Ferry joint venture agreement, the Telegraph has a commitment to fund 50% of the obligation under West Ferry's defined benefit plan.

         SINGLE-EMPLOYER PENSION PLANS

         The benefits under the subsidiary companies' single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plans' assets consist principally of marketable equity securities and corporate and government debt securities.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         The components of net period benefit cost for the years ended December 31, 1998, 1997 and 1996 are as follows:


-------------------------------------------------------------------------------------
                                                    1998        1997        1996
-------------------------------------------------------------------------------------
                                                               (in thousands)
         Service cost                                $  9,064       8,444       2,339
         Interest cost                                 30,372      34,554       8,962
         Expected return on plan assets               (43,615)    (45,481)    (10,949)
         Amortization of prior service costs              859         631       1,862
-------------------------------------------------------------------------------------
         Net periodic (benefit) cost                 $ (3,320)     (1,852)      2,214
=====================================================================================


         The table below sets forth the reconciliation of the benefit obligation as of December 31, 1998 and 1997:


--------------------------------------------------------------------------------------
                                                                   1998         1997
--------------------------------------------------------------------------------------
                                                                    (in thousands)
              Benefit obligation at the beginning of the year  $ 483,972      443,221
              Service cost                                         9,064        8,444
              Interest cost                                       30,372       34,554
              Participant contributions                            3,227        3,917
              Exchange rate differences                          (24,310)        (884)
              Changes in assumptions                              10,394         --
              Actuarial loss                                       8,508       32,354
              Benefits paid                                      (30,281)     (37,634)
-------------------------------------------------------------------------------------
              Benefit obligation at the end of the year        $ 490,946      483,972
=====================================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         The table below sets forth the change in plan assets for the years ended December 31, 1998 and 1997:

----------------------------------------------------------------------------------------------------------
                                                                                        1998         1997
----------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
              Fair value of plan assets at the beginning of the year               $ 527,047      492,278
              Actual return on plan assets                                            21,908       64,136
              Exchange rate differences                                              (26,443)        (796)
              Employer contributions                                                   9,263        5,146
              Participant contributions                                                3,227        3,917
              Benefits paid                                                          (30,281)     (37,634)
---------------------------------------------------------------------------------------------------------
              Fair value of plan assets at the end of the year                     $ 504,721      527,047
=========================================================================================================


----------------------------------------------------------------------
        Year ended December 31,                        1998      1997
----------------------------------------------------------------------
                                                        (in thousands)
              Funded status                          $13,775    43,075
              Unrecognized net actuarial loss         46,003    11,716
              Unrecognized prior service cost            578       640
----------------------------------------------------------------------
              Prepaid (accrued) benefit cost         $60,356    55,431
======================================================================

         The ranges of assumptions were as follows:


--------------------------------------------------------------------------------
                                               1998           1997         1996
--------------------------------------------------------------------------------
         Discount rate                       7.0% - 7.5%    7.0 - 7.5%     7.0%
         Expected return on plan assets      7.0% - 9.0%    7.0 - 9.0%     9.0%
         Compensation increase               3.0% - 4.0%    3.0 - 4.0%     3.0%
--------------------------------------------------------------------------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


         The ranges of assumptions used for the Company's foreign plans were as follows:

-----------------------------------------------------------------------------------------
                                                        1998            1997        1996
-----------------------------------------------------------------------------------------
         Discount rate                              4.50% -  7.50%   6.25 - 7.50%    7.62%
         Long-term rate of return on plan asset     4.50% - 10.00%   3.50 - 6.29%    7.62%
         Compensation increase                      3.50% -  4.75%   3.50 - 4.75%     --
-----------------------------------------------------------------------------------------


         MULTI-EMPLOYER PENSION PLANS

         Certain U.S. employees are covered by union-sponsored multi-employer pension plans, all of which are defined benefit plans. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man hours worked. Pension expense for these plans was $2,325,000, $2,185,000 and $2,052,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The passage of the Multi-employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of the amounts provided for in the collective bargaining agreements. Generally, liabilities are contingent upon withdrawal or partial withdrawal from the plans. The Company has not undertaken to withdraw or partially withdraw from any of the plans as of December 31, 1998. Under the Act, withdrawal liabilities would be based upon the Company's proportional share of each plan's unfunded vested benefits. As of the date of the latest actuarial valuations, the Company's share of the unfunded vested liabilities of each plan was zero.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         POST RETIREMENT BENEFITS

         Southam sponsors a defined post retirement plan that provides post retirement benefits to certain employees.

         The components of net period post retirement benefit cost for the years ended December 31, 1998 and December 31, 1997 are as follows:


-----------------------------------------------------------------------------
                                                               1998     1997
-----------------------------------------------------------------------------
                                                              (in thousands)
         Service cost                                         $  794    1,103
         Interest cost                                         2,372    2,692
-----------------------------------------------------------------------------
         Net periodic post retirement benefit cost            $3,166    3,795
=============================================================================

         The table below sets forth the reconciliation of the accumulated post retirement benefit obligation as of December 31, 1998 and 1997:


---------------------------------------------------------------------------
                                                           1998      1997
---------------------------------------------------------------------------
                                                           (in thousands)
Accumulated post retirement benefit obligation
    at the beginning of the year                      $ 43,361      42,642
Service cost                                               794       1,103
Interest cost                                            2,372       2,692
Actuarial gains and losses                              (4,296)     (2,943)
Benefits paid                                           (1,223)     (1,220)
Other                                                   (3,021)      1,087
--------------------------------------------------------------------------

Accumulated post retirement benefit obligation
    at the end of the year                            $ 37,987      43,361
==========================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         The table below sets forth the plan's funded status reconciled to the amounts recognized in the Company's financial statements:


----------------------------------------------------------------------------
                                                          1998        1997
----------------------------------------------------------------------------
                                                          (in thousands)
         Unfunded status                               $(37,987)    (43,361)
         Unrecognized net gain (loss)                    (1,530)      2,852
---------------------------------------------------------------------------
         Accrued post retirement benefit cost          $(39,517)    (40,509)
===========================================================================

         The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 6.25% and 6.5% for 1998 and 1997, respectively. All benefits under the plan are paid for by Southam's contribution to the Plan. For measuring the expected post retirement benefit obligation, a 10% annual rate of increase in the per capita claims was assumed for 1997 and a 9% annual rate of increase in the per capita claims was assumed for 1998. This rate was assumed to decrease 1% per year to 5% in 2002 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. If the health care cost trend rate were increased 1%, the accumulated post retirement benefit obligation as of December 31, 1998 would have increased $2,502,000 and the effect of this change on the aggregate of service and interest cost for 1998 would have been an increase of $203,000. If the health care cost trend rate were decreased 1%, the accumulated post retirement benefit obligation as of December 31, 1998 would have decreased by $2,193,000 and the effect of this change on the aggregate of service and interest cost for 1998 would have been a decrease of $173,000.

         Southam provides post employment benefits to former or inactive employees. The benefits are accrued in accordance with Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits."

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(20)     SUMMARIZED FINANCIAL INFORMATION

         Summarized balance sheet and income statement data for Hollinger International Publishing Inc. is as follows:


------------------------------------------------------------------------------------------------
                                                   1998               1997                1996
------------------------------------------------------------------------------------------------
                                                                 (in thousands)
Balance Sheet Data:
         Current assets                    $       73,596             500,914            261,193
         Total assets                           2,823,034           3,019,473          2,143,519
         Current liabilities                      503,027             797,392            665,221
         Total liabilities                      2,186,654           2,405,899          1,145,514
         Minority interest                        107,002             203,034                 --
         Redeemable preferred stock                    --                  --            526,412
         Stockholder's equity                     529,378             410,540            471,593

Income Statement Data:
         Operating revenues                     2,197,760           2,211,530          1,059,274
         Operating income                         285,268             297,904             76,715
         Net earnings                             244,057             107,982             55,574
================================================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
(21)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for the years ended December 31, 1998 and 1997 are as follows:
--------------------------------------------------------------------------------

                                                           1998
                                    ------------------------------------------
                                     First      Second       Third     Fourth
                                    quarter     quarter     quarter    quarter
------------------------------------------------------------------------------
                                        (in thousands, except per share data)
      Total operating revenues      $537,969    569,171    512,303     578,317

      Total operating income        $ 61,844     94,914     49,998      75,323

      Net earnings                  $128,003     31,181     17,529      20,199

      Basic earnings per share          1.39       0.28      (0.06)       0.16
      Diluted earnings per share        1.05       0.25      (0.06)       0.16
==============================================================================

-------------------------------------------------------------------------------

                                                           1997
                                      ------------------------------------------
                                       First      Second       Third     Fourth
                                      quarter     quarter     quarter    quarter
--------------------------------------------------------------------------------
                                         (in thousands, except per share data)
         Total operating revenues      $514,243    562,021    523,658    611,608

         Total operating income        $ 55,128     86,460     45,692    100,442

         Net earnings                  $ 55,426     28,125      5,609     15,361

         Basic earnings per share          0.57       0.26       0.00       0.09
         Diluted earnings per share        0.47       0.24       0.00       0.09
================================================================================

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(22)     SUBSEQUENT EVENTS (UNAUDITED)

         (a) On December 16, 1998, HCPH made an offer to shareholders of Southam to acquire all of the common shares of Southam not presently controlled by the Company for Cdn.$22.00 cash per share after payment by Southam of a special dividend of Cdn.$7.00 per share. The offer originally expired on January 13, 1999. On January 6, 1999, HCPH increased its offer to Cdn. $25.25 cash per share and extended the time for acceptance to January 18, 1999. HCPH purchased 19,845,118 common shares of Southam which had been tendered under this offer for an aggregate consideration of $327,500,000. This purchase of shares brings the Company's ownership interest in Southam to approximately 97%. The purchase price was funded through HCPH's portion of a Southam special dividend together with borrowings by HCPH under the Bank Credit Facility described in note 4. In February 1999, HCPH purchased the remaining Southam common shares pursuant to applicable Canadian law.

         (b) The parties to the Bank Credit Facility entered into a Third Amendment Agreement to the Restated Facility ("Third Restated Amendment") dated January 14, 1999. The Third Restated Amendment increased the amount available under the Facility to provide additional funding for the purchase of Southam shares (see note 22(a)).

         (c) On January 28, 1999, the Company solicited consents from the registered holders of the Subordinated Notes, Senior Notes and Senior Subordinated Notes (see note 4(a)) to amend the indentures covering said notes to (i) make the limitation on restricted payments covenant less restrictive, (ii) make the consolidated cash flow ratio under the limitation on indebtedness covenant more restrictive, and (iii) make the limitation on sale of assets covenant less restrictive The requisite consents were obtained in March 1999 and the indentures governing the Subordinated Notes, Senior Notes and Senior Subordinated Notes were so amended.

         (d) On February 1, 1999, the Company completed the sale of 45 U.S. community newspaper properties for approximately $472,000,000, of which approximately $456,000,000 was cash. The proceeds from the sale were used to pay down outstanding debt on the Bank Credit Facility. A pre-tax gain resulting from this transaction of approximately $241,000,000 will be accounted for in 1999.