Form 10-Q
period 1999-03-31
HOLLINGER INTERNATIONAL INC
filed 1999-05-14
CIK 868512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                  Yes  X    No
                                      ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                    Outstanding at May 11, 1999
      -------------------------         ---------------------------
      Class A Common Stock
      par value $.01 per share          91,265,836 shares

      Class B Common Stock
      par value $.01 per share          14,990,000 shares


                                      INDEX

                          HOLLINGER INTERNATIONAL INC.


     PART I.               FINANCIAL INFORMATION                                               PAGE

     Item 1.               Condensed Financial Statements                                       1

     Item 2.               Management's  Discussion  and Analysis of Financial Condition        9
                           and Results of Operations.

     Item 3                Quantitative and Qualitative Analysis of Market Risk                 18

     Part II               OTHER INFORMATION

     Item 6.               Exhibits and reports on Form 8-K.                                    20

                           Signatures                                                           21

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                         1999        1998
                                                    -----------   --------------
OPERATING REVENUES
    Advertising                                        $ 374,067    $ 382,451
    Circulation                                          123,033      129,678
    Job printing                                          15,813       16,611
    Other                                                 11,789        9,229
                                                       ---------    ---------
        Total operating revenues                         524,702      537,969
                                                       ---------    ---------

OPERATING COSTS AND EXPENSES
    Newsprint                                             79,688       84,289
    Compensation costs                                   172,187      175,564
    Other operating costs                                183,277      187,187
    Infrequent items                                         290          508
    Depreciation and amortization                         30,985       28,577
                                                       ---------    ---------

    Total operating costs and expenses                   466,427      476,125
                                                       ---------    ---------

    Operating income                                      58,275       61,844

Other income (expense)
    Interest expense                                     (31,600)     (26,426)
    Amortization of debt issue costs                      (1,910)      (1,387)
    Interest income                                        2,403        2,633
    Other income, net                                    228,342      194,342
                                                       ---------    ---------
      Total other income (expense)                       197,235      169,162
                                                       ---------    ---------

Earnings before income taxes, minority
    interest and extraordinary item                      255,510      231,006
Provision for income taxes                               108,633       90,982
                                                       ---------    ---------
Earnings before minority interest and
   extraordinary item                                    146,877      140,024
Minority interest                                           (290)       6,954
                                                       ---------    ---------
Earnings before extraordinary item                       147,167      133,070
Extraordinary loss on debt extinguishments                  --         (5,067)
                                                       ---------    ---------
Net earnings                                           $ 147,167    $ 128,003
                                                       =========    =========

Basic earnings per share before extraordinary item     $    1.35    $    1.45
                                                       =========    =========
Diluted earnings per share before extraordinary item   $    1.20    $    1.09
                                                       =========    =========

Basic earnings per share                               $    1.35    $    1.39
                                                       =========    =========
Diluted earnings per share                             $    1.20    $    1.05
                                                       =========    =========

Weighted average shares outstanding-basic                107,434       86,576
                                                       =========    =========
Weighted average shares outstanding-diluted              122,537      122,084
                                                       =========    =========

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED MARCH 31,
                                                   1999           1998
                                               ------------   ------------
Net earnings                                     $147,167       $128,003

Other comprehensive income:
    Foreign currency translation adjustment           772         14,420
                                                 --------       --------

Comprehensive income                             $147,939       $142,423
                                                 ========       ========

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                                                                                   MARCH 31,      DECEMBER 31,
                                                                                      1999            1998
ASSETS                                                                            -----------     -----------
                                                                                  (Unaudited)
Current assets:
      Cash and cash equivalents                                                    $    91,293    $    57,788
      Accounts receivable, net                                                         347,238        333,706
      Due from affiliates                                                                 --           27,246
      Inventories                                                                       29,276         32,312
      Other current assets                                                              27,988         18,872
                                                                                   -----------    -----------
          Total current assets                                                         495,795        469,924

Property, plant and equipment, net of
      accumulated depreciation                                                         661,477        661,611
Investments                                                                            141,917        143,338
Intangible assets, net of accumulated amortization                                   2,019,636      1,858,750
Deferred financing costs and other assets                                              145,845        118,101
                                                                                   -----------    -----------
                                                                                   $ 3,464,670    $ 3,251,724
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                                       $   455,982    $   101,691
      Accounts payable                                                                 130,286        137,691
      Accrued expenses                                                                 204,473        285,859
      Income taxes payable                                                              97,904         13,890
      Deferred revenue                                                                  65,900         72,481
                                                                                   -----------    -----------
           Total current liabilities                                                   954,545        611,612

Long-term debt, less current installments                                            1,230,717      1,397,827
Other long-term liabilities                                                            292,260        285,800
                                                                                   -----------    -----------
      Total liabilities                                                              2,477,522      2,295,239

Minority interest                                                                       71,886        107,002

Redeemable preferred stock                                                              13,031         31,562

Stockholders' equity:
      Convertible preferred stock                                                        6,377          6,377
      Class A common stock                                                                 961            956
      Class B common stock                                                                 150            150
      Additional paid-in capital                                                       618,231        610,440
      Accumulated other comprehensive income-
          cumulative foreign currency translation adjustment                           (65,027)       (65,799)
      Retained earnings                                                                431,649        301,133
                                                                                   -----------    -----------
                                                                                       992,341        853,257

Class A common stock in treasury, at cost                                              (61,908)       (16,744)
Issued shares in escrow                                                                (28,202)       (18,592)
                                                                                   -----------    -----------
          Total stockholders' equity                                                   902,231        817,921
                                                                                   -----------    -----------

                                                                                   $ 3,464,670    $ 3,251,724
                                                                                   ===========    ===========

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                     1999        1998
                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                $ 147,167    $ 128,003
      Items not involving cash:
          Depreciation and amortization              30,985       28,577
          Amortization of debt issue costs            1,910        1,387
          Minority interest                            (290)       6,954
          Gain on sale of assets                   (228,105)    (166,997)
          Other non-cash items                         (470)      (2,635)
      Changes in working capital net                 65,503       36,435
                                                  ---------    ---------

          Cash provided by operating activities      16,700       31,724
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                          (28,843)     (44,172)
      Additions to investments                     (372,266)      (8,324)
      Acquisitions, net                             (21,672)     (44,709)
      Proceeds from disposal of investments         440,600      279,055
      Other investing activities                      1,326        4,527
                                                  ---------    ---------

          Cash provided by investing activities      19,145      186,377
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                  438,297       19,000
      Repayments of long-term debt                 (261,926)    (226,112)
      Payment of debt issue costs                   (26,298)        (200)
      Repurchase of common shares                   (45,164)        --
      Redemption of preferred stock                 (18,770)        --
      Changes in amounts due to affiliates           28,812       (2,874)
      Dividends to minority interests              (102,047)      (1,129)
      Cash dividends paid                           (16,650)     (15,983)
      Other financing activities                     (1,574)       1,177
                                                  ---------    ---------

          Cash used in financing activities          (5,320)    (226,121)
                                                  ---------    ---------

Effect of exchange rate changes on cash               2,980        3,822
                                                  ---------    ---------

Net increase (decrease) in cash                      33,505       (4,198)
Cash at beginning of period                          57,788      107,384
                                                  ---------    ---------

Cash at end of period                             $  91,293    $ 103,186
                                                  =========    =========

Cash paid for interest                            $  47,230    $  43,215
                                                  =========    =========

Cash paid for taxes                               $  22,478    $  21,296
                                                  =========    =========


                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998

NOTE 2 - PRINCIPLES OF PRESENTATION AND CONSOLIDATION

         The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at March 31, 1999 owned approximately 42.8% of the combined equity ownership interest and approximately 75.1% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's remaining Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and the remaining Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock").

         All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:


-------------------------------------------------------------------------------------------------------------------
                                                                Three months ended March 31, 1999

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders        $       144,862           107,434        $   1.35

Effect of dilutive securities
     Convertible preferred stock                                2,305             8,778
     Series D Preferred Stock                                      --               931
     HCPH Special Shares                                           --             4,831
     Stock options                                                 --               563

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $       147,167           122,537        $   1.20
-------------------------------------------------------------------------------------------------------------------
                                                                Three months ended March 31, 1998

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders        $       120,683            86,576        $   1.39

Effect of dilutive securities
     Convertible preferred stock                                7,058            25,651
     Series D Preferred Stock                                     262             5,447
     HCPH Special Shares                                            -             3,841
     Stock options                                                  -               569

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $       128,003           122,084        $   1.05
-------------------------------------------------------------------------------------------------------------------


NOTE 4 - ACQUISITIONS AND DISPOSITIONS

         In February 1, 1999, the Company completed the sale of 45 U.S. community newspapers for proceeds of approximately $460,000,000 of which approximately $441,000,000 was cash. The proceeds from the sale were used to pay down outstanding debt of the Bank Credit Facility. The pre-tax gain resulting from this transaction was recorded in other income.

         In January 1999, Hollinger Canadian Publishing Holdings Inc. ("HCPH") acquired 19,845,118 outstanding Southam common shares for an aggregate consideration of $327,500,000. This purchase of shares brought HCPH's ownership interest in Southam to approximately 97%. The remaining Southam common shares were purchased by HCPH in February 1999 pursuant to applicable Canadian law for an aggregate consideration of $36,500,000.

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 5 - SEGMENT INFORMATION

         The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. Southam and the Canadian Newspapers make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:


---------------------------------------------------------------------------------------------------------------------------

                                                            Three months ended March 31, 1999
                                       ------------------------------------------------------------------------
                                                                           U.K.       Canadian
                                             Chicago        Community    Newspaper    Newspaper
                                             Group           Group        Group         Group          Total
---------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Revenues                                  $    90,956         33,142       142,821       257,783    $   524,702
---------------------------------------------------------------------------------------------------------------
Depreciation and amortization             $     4,864          3,127         4,842        18,152    $    30,985
---------------------------------------------------------------------------------------------------------------
Infrequent items                          $      --             --            --            (290)   $      (290)
---------------------------------------------------------------------------------------------------------------
Operating income                          $     8,081          2,393        29,080        18,721    $    58,275
---------------------------------------------------------------------------------------------------------------
Equity in earnings (loss) of affiliates   $      (276)          --            --             121    $      (155)
---------------------------------------------------------------------------------------------------------------
Total assets                              $   431,166        230,587       633,829     2,046,919    $ 3,342,501
---------------------------------------------------------------------------------------------------------------
Capital expenditures                      $    12,986          2,203         1,706        11,295    $    28,190
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------

                                                            Three months ended March 31, 1998
                                       -----------------------------------------------------------------------------
                                                                          U.K.         Canadian
                                            Chicago        Community    Newspaper      Newspaper
                                             Group           Group        Group         Group         Total
--------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)

Revenues                                  $    89,628         47,267       140,912       260,162    $   537,969
---------------------------------------------------------------------------------------------------------------
Depreciation and amortization             $     4,761          4,551         4,700        14,565    $    28,577
---------------------------------------------------------------------------------------------------------------
Infrequent items                          $      --             --            --            (508)   $      (508)
---------------------------------------------------------------------------------------------------------------
Operating income                          $     5,276          7,176        18,813        30,579    $    61,844
---------------------------------------------------------------------------------------------------------------
Equity in earnings (loss) of affiliates   $      (368)          --            --            --      $      (368)
---------------------------------------------------------------------------------------------------------------
Total assets                              $   386,561        367,635       672,880     1,465,682    $ 2,892,758
---------------------------------------------------------------------------------------------------------------
Capital expenditures                      $    19,912          8,768         2,486        12,130    $    43,296
---------------------------------------------------------------------------------------------------------------


Capital expenditures for the corporate entities were $653,000 and $876,000 for the quarters ended March 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------

Reconciliation of segment assets to total assets:


                                      March 31,
                           -----------------------------
                                  1999            1998
--------------------------------------------------------
 Segment assets            $  3,342,501    $  2,892,758
 Corporate assets               122,169         110,221
--------------------------------------------------------
 Total assets              $  3,464,670    $  3,002,979
--------------------------------------------------------


NOTE 6 - STOCK REPURCHASES

         The Company continues to repurchase shares of Class A Common Stock on the open market. During the first quarter 1999, the Company purchased 3,684,400 shares of Class A Common Stock for total consideration of $45,164,000.

NOTE 7 - SUBSEQUENT EVENTS

         On April 30, 1999, Hollinger International Publishing, HCPH, the Telegraph Group Limited, Southam and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725,000,000 consisting of a $475,000,000 revolving credit line maturing on September 30, 2004 and a $250,000,000 term loan maturing on December 31, 2004. This facility replaces the existing Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

         On April 30, 1999, the Company announced the formation of Hollinger Canadian Newspapers, Limited Partnership (the "Hollinger L.P."). The Hollinger L.P. has acquired Canadian community newspapers formerly owned and operated by Southam, UniMedia Inc. and Sterling Newspapers Company. The newspapers acquired include 49 daily newspapers, 146 non-daily newspapers and shopping guides and 140 specialty publications located across Canada.

         A Cdn.$200 million private placement has been completed and private placement investors have received Cdn.$200 million of special warrants to acquire partnership units of Hollinger L.P. The Hollinger L.P. has filed a preliminary prospectus to qualify 20 million limited partnership units issuable upon exercise of the special warrants. Upon issue of such limited partnership units, the Company will continue to hold approximately 89% of the equity of the Hollinger L.P. and private placement investors will hold the balance.

         The net proceeds of the special warrant issue have been applied to reduce bank debt of the Hollinger International group of companies.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The United States Newspaper Group consists of the Chicago Group, which includes the Chicago Sun-Times, Post Tribune and suburban newspapers in the Chicago metropolitan area, and the Community Group, which includes the Company's community newspapers, operating in 17 states, and for reporting and administrative purposes, Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. ("Southam") and the Canadian Newspapers acquired from Hollinger Inc.

In January 1999, a subsidiary of the Company acquired 19,845,118 outstanding Southam common shares for an aggregate consideration of $327.5 million. This purchase of shares brought the Company's indirect ownership interest in Southam to approximately 97%. The remaining Southam common shares were purchased in February 1999 for an aggregate consideration of $36.5 million.

In February 1999, the Company sold approximately 45 community newspapers for gross cash proceeds of approximately $441.0 million. The proceeds were used to pay down outstanding debt on the Bank Credit Facility.

CONSOLIDATED RESULTS OF OPERATIONS

First quarter 1999 net earnings were $147.2 million or $1.35 per share compared to $128.0 million or $1.39 per share in 1998. Earnings before extraordinary items in 1998 were $133.1 million, or $1.45 per share. There were no extraordinary items in 1999. The extraordinary item in 1998 represents the make-whole premium that was paid in conjunction with retiring the AP-91 Senior Notes.

There were a number of non-recurring items in both years affecting the results for the quarter. Non-recurring items in 1999 primarily include the gain on the February 1999 sale of community newspapers, net of costs. Non-recurring items in 1998 include the gain on sale of community newspapers, loss on disposal of assets and redundancy costs. Net income excluding the non-recurring items amounted to $17.8 million or 15 cents per share in the first quarter of 1999 compared to $15.2 million or 13 cents per share in the first quarter of 1998. This includes the deduction in 1999 of operating losses at the National Post.

There are three very important factors that have affected the reported earnings for the quarter compared to last year.

      There have been two sales of Community Group newspapers - one in the first quarter of 1998 and the second in the first quarter of 1999. The newspapers that were sold added $24.0 million to revenue and $7.1 million to EBITDA in the first quarter of 1998 and $8.3 million to revenue and $1.3 million to EBITDA in the first quarter of 1999. After accounting for depreciation and amortization, the effect of these sales on net income (excluding capital gains and resulting taxes from the sales) has been a reduction of $2.6 million.

      In August 1998, the Company purchased 10.5% of the shares of Southam for a cost of $168.6 million. During the first quarter of 1999, the Company purchased the remaining 29.0% shares of Southam that were owned by the minority for $465.2 million (including a Cdn.$7.00 per share dividend). These two purchases have increased first quarter amortization by $2.6 million. Amortization is taken on a straight-line basis but income in the newspaper business is quite seasonal. The first quarter is always a weak quarter so the negative effect of amortization from recent purchases will usually result in declines in income. The result of the purchases has been the elimination of minority interest, but, in a quarter with lower earnings as a result of amortization and losses at the National Post, the benefits of eliminating the minority may be somewhat hidden.

      The third major element was the start-up in October 1998 of the new National Post. The EBITDA loss from the National Post for the first quarter of 1999 was $11.6 million. This loss is greater than initially expected because circulation has been higher than expected without, yet, delivering the inevitable advertising revenues. In addition, four newspapers that were sold as part of the purchase of the Financial Post added $3.3 million to EBITDA in the first quarter of 1998.

Operating revenue for the first quarter of 1999 was $524.7 million compared to $538.0 million in 1998, a decrease of 2.5%. EBITDA for the first quarter of 1999 decreased to $89.3 million from $90.4 million in 1998. Operating income decreased 5.7% to $58.3 million in the first quarter of 1999 from $61.8 million for the same period in 1998.

Newsprint expense for the first quarter of 1999 decreased by 5.5% to $79.7 million from $84.3 million in 1998. This is primarily the result of lower average newsprint prices in 1999 compared to 1998. Compensation costs as a percentage of sales were fairly consistent at 32.8% for the first quarter of 1999 compared to 32.6% for the first quarter of 1998. Other operating costs, excluding infrequent items, remained flat at 34.9% and 34.8%, as a percentage of sales for the first quarter of 1999 and 1998, respectively.

Depreciation and amortization for first quarter of 1999 increased $2.4 million from 1998. The decrease in depreciation from the sales of newspapers at the Community Group and Canadian Newspaper Group was offset by increased depreciation and amortization related to the acquisition of the Financial Post and increased amortization from the acquisition of the Southam minority shares in August 1998 and January 1999.

Interest expense increased $5.2 million to $31.6 million for the first quarter of 1999 from $26.4 million in 1998. The increase in interest expense was primarily due to additional debt related to the January 1999 acquisition of 29.0% of Southam.

Other income in 1999 and 1998 primarily includes gains on the sale of the community newspapers in both February 1999 and January 1998.

                                Three Months Ended March 31,
                                ---------------------------
                                    1999          1998
                                 ----------    ----------
                                   Amount         Amount
                                 ----------    ----------
Operating revenues:            (dollar amounts in thousands)
      Chicago Group              $   90,956    $   89,628
      Community Group                33,142        47,267
      U.K. Newspaper Group          142,821       140,912
      Canadian Newspaper Group      257,783       260,162
                                 ----------    ----------

Total operating revenue          $  524,702    $  537,969
                                 ==========    ==========

Operating income:
      Chicago Group              $    8,081    $    5,276
      Community Group                 2,393         7,176
      U.K. Newspaper Group           29,080        18,813
      Canadian Newspaper Group       18,721        30,579
                                 ----------    ----------

Total operating income           $   58,275    $   61,844
                                 ==========    ==========

EBITDA:
      Chicago Group              $   12,945    $   10,037
      Community Group                 5,520        11,727
      U.K. Newspaper Group           33,922        23,513
      Canadian Newspaper Group       36,873        45,144
                                 ----------    ----------

Total EBITDA                     $   89,260    $   90,421
                                 ==========    ==========

Operating revenues:
      Chicago Group                    17.4%         16.6%
      Community Group                   6.3%          8.8%
      U.K. Newspaper Group             27.2%         26.2%
      Canadian Newspaper Group         49.1%         48.4%
                                 ----------    ----------

Total operating revenue               100.0%        100.0%
                                 ==========    ==========

Operating income:
      Chicago Group                    13.9%          8.5%
      Community Group                   4.1%         11.6%
      U.K. Newspaper Group             49.9%         30.4%
      Canadian Newspaper Group         32.1%         49.5%
                                 ----------    ----------

Total operating income                100.0%        100.0%
                                 ==========    ==========

EBITDA:
      Chicago Group                    14.5%         11.1%
      Community Group                   6.2%         13.0%
      U.K. Newspaper Group             38.0%         26.0%
      Canadian Newspaper Group         41.3%         49.9%
                                 ----------    ----------

Total EBITDA                          100.0%        100.0%
                                 ==========    ==========

EBITDA Margin:
      Chicago Group                    14.2%         11.2%
      Community Group                  16.7%         24.8%
      U.K. Newspaper Group             23.8%         16.7%
      Canadian Newspaper Group         14.3%         17.4%

Total EBITDA Margin                    17.0%         16.8%


                                        Three Months Ended March 31,
                                       ----------------------------
                                           1999            1998
                                       ------------   -------------
                                          Amount          Amount
                                       ------------   -------------
Chicago Group                         (dollar amounts in thousands)
      Operating revenue
           Advertising                     $ 67,229   $ 65,561
           Circulation                       19,971     20,795
           Job printing and other             3,756      3,272
                                           --------   --------
      Total operating revenue                90,956     89,628
                                           --------   --------

      Operating costs
           Newsprint                         16,609     16,645
           Compensation costs                36,250     36,291
           Other operating costs             25,152     26,655
           Infrequent items                    --         --
           Depreciation and amortization      4,864      4,761
                                           --------   --------
      Total operating costs                  82,875     84,352
                                           --------   --------

      Operating income                     $  8,081   $  5,276
                                           ========   ========

Community Group
      Operating revenue
           Advertising                     $ 20,017   $ 29,135
           Circulation                        9,053     11,750
           Job printing and other             4,072      6,382
                                           --------   --------
      Total operating revenue                33,142     47,267
                                           --------   --------

      Operating costs
           Newsprint                          3,748      5,334
           Compensation costs                12,543     16,591
           Other operating costs             11,331     13,615
           Infrequent items                    --         --
           Depreciation and amortization      3,127      4,551
                                           --------   --------
      Total operating costs                  30,749     40,091
                                           --------   --------

      Operating income                     $  2,393   $  7,176
                                           ========   ========

U.K. Newspaper Group
      Operating revenue
           Advertising                     $ 96,765   $ 96,732
           Circulation                       39,747     40,236
           Job printing and other             6,309      3,944
                                           --------   --------
      Total operating revenue               142,821    140,912
                                           --------   --------

      Operating costs
           Newsprint                         24,685     26,089
           Compensation costs                22,486     21,924
           Other operating costs             61,728     69,386
           Infrequent items                    --         --
           Depreciation and amortization      4,842      4,700
                                           --------   --------
      Total operating costs                 113,741    122,099
                                           --------   --------

      Operating income                     $ 29,080   $ 18,813
                                           ========   ========

Canadian Newspaper Group
      Operating revenue
           Advertising                     $190,056   $191,023
           Circulation                       54,262     56,897
           Job printing and other            13,465     12,242
                                           --------   --------
      Total operating revenue               257,783    260,162
                                           --------   --------

      Operating costs
           Newsprint                         34,646     36,221
           Compensation costs               100,908    100,758
           Other operating costs             85,066     77,531
           Infrequent items                     290        508
           Depreciation and amortization     18,152     14,565
                                           --------   --------
      Total operating costs                 239,062    229,583
                                           --------   --------

      Operating income                     $ 18,721   $ 30,579
                                           ========   ========

                                         Three Months Ended March 31,
                                         ----------------------------
                                            1999              1998
                                         ----------        ----------
                                         Percentage        Percentage
                                         ----------        ----------
Chicago Group
      Operating revenue
           Advertising                      73.9%             73.1%
           Circulation                      22.0%             23.2%
           Job printing and other            4.1%              3.7%
                                           -----             -----
      Total operating revenue              100.0%            100.0%
                                           -----             -----

      Operating costs
           Newsprint                        18.3%             18.6%
           Compensation costs               39.9%             40.5%
           Other operating costs            27.7%             29.7%
           Infrequent items                   --                --
           Depreciation and amortization     5.3%              5.3%
                                           -----             -----
      Total operating costs                 91.2%             94.1%
                                           -----             -----

      Operating income                       8.8%              5.9%
                                           =====             =====
Community Group
      Operating revenue
           Advertising                      60.4%             61.6%
           Circulation                      27.3%             24.9%
           Job printing and other           12.3%             13.5%
                                           -----             -----
      Total operating revenue              100.0%            100.0%
                                           -----             -----

      Operating costs
           Newsprint                        11.3%             11.3%
           Compensation costs               37.8%             35.1%
           Other operating costs            34.2%             28.8%
           Infrequent items                   --                --
           Depreciation and amortization     9.4%              9.6%
                                           -----             -----
      Total operating costs                 92.7%             84.8%
                                           -----             -----

      Operating income                       7.3%             15.2%
                                           =====             =====

U.K. Newspaper Group
      Operating revenue
           Advertising                      67.8%             68.6%
           Circulation                      27.8%             28.6%
           Job printing and other            4.4%              2.8%
                                           -----             -----
      Total operating revenue              100.0%            100.0%
                                           -----             -----
      Operating costs
           Newsprint                        17.3%             18.5%
           Compensation costs               15.7%             15.6%
           Other operating costs            43.2%             49.2%
           Infrequent items                   --                --
           Depreciation and amortization     3.4%              3.3%
                                           -----             -----
      Total operating costs                 79.6%             86.6%
                                           -----             -----

      Operating income                      20.4%             13.4%
                                           =====             =====

Canadian Newspaper Group
      Operating revenue
           Advertising                      73.8%             73.4%
           Circulation                      21.0%             21.9%
           Job printing and other            5.2%              4.7%
                                           -----             -----
      Total operating revenue              100.0%            100.0%
                                           -----             -----

      Operating costs
           Newsprint                        13.4%             13.9%
           Compensation costs               39.1%             38.7%
           Other operating costs            33.0%             29.8%
           Infrequent items                  0.1%              0.2%
           Depreciation and amortization     7.0%              5.7%
                                           -----             -----
      Total operating costs                 92.6%             88.3%
                                           -----             -----

     Operating income                        7.4%             11.7%
                                           =====             =====

GROUP OPERATING RESULTS


CHICAGO GROUP

Revenue for the Chicago Group increased $1.4 million to $91.0 million in the first quarter of 1999 from $89.6 million for the same period in 1998. Advertising revenue in 1999 increased $1.7 million over the same period in the prior year. Classified advertising showed the largest increases, followed by retail advertising. Circulation revenue decreased by $0.8 million from the first quarter in 1998 primarily as a result of a decrease in volume at the Chicago Sun-Times.

EBITDA increased 29.0% primarily due to increased revenue and lower operating costs. Newsprint expense decreased slightly due to decreased consumption. Compensation costs as a percentage of revenues were 39.9% in 1999 compared to 40.5% in 1998. Other operating costs as a percentage of revenues were 27.7% in 1999 compared to 29.7% in 1998. The decrease in other operating costs is primarily due to lower promotional advertising and miscellaneous operating efficiencies. Operating income increased 53.2% to $8.1 million in 1999 from $5.3 million in 1998.

COMMUNITY GROUP

The overall decrease in Community Group operating revenues, EBITDA and operating income is due to the sale of the community newspapers in both February 1999 and January 1998. Revenue attributable to the newspapers sold was $8.3 million in the first quarter of 1999 and $24.0 million in the first quarter of 1998. On a "same store" basis, the Community Group revenues and EBITDA were $18.7 million and $4.5 million in 1999 compared to $18.3 million and $4.8 million in 1998. For properties owned in both years, newsprint expense remained relatively flat at $2.3 million in both 1999 and 1998 and compensation costs as a percentage of revenues were 36.3% in 1999 compared to 35.9% in 1998. This increase in compensation costs is primarily due to annual wage increases. In addition, for properties owned in both years, other operating costs increased $0.4 million in 1999 and as a percentage of revenue were 27.4% in 1999 compared to 25.6% in 1998.


U.K. NEWSPAPER GROUP

First quarter operating revenue for the U.K. Newspaper Group was $142.8 million in 1999 compared to $140.9 million in 1998. In pounds sterling, advertising revenue increased 1.0% and circulation revenue decreased 0.5%. The increase in advertising revenue is primarily a result of a continued buoyant advertising market in all sectors except recruitment advertising. Property advertising increased by 27.4% in the quarter while display advertising and classified sections continued to perform well and compensated for the slowdown in recruitment advertising. Other operating revenue was $6.3 million in the first quarter of 1999 compared to $3.9 million in 1998. The increase in pounds sterling was 62.0% which includes a net revenue increase of 33.0% by Telegraph Enterprises, a revenue division of Telegraph Group Limited which uses the Telegraph brand to facilitate sales of goods and services to readers.

EBITDA for the U.K. Newspaper Group was $33.9 million in the first quarter of 1999 compared to $23.5 million in 1998. Operating income in 1999 was $29.1 million compared to $18.8 million in 1998. Newsprint expense for the first quarter 1999 was $24.7 million compared $26.1 million in 1998. The decrease in newsprint expense was primarily the result of lower newsprint prices. Compensation costs as a percentage of revenues remained fairly consistent at 15.7% in 1999 compared to 15.6% in 1998. Other operating costs as a percentage of revenues decreased to 43.2% in 1999 from 49.2% in 1998. The decrease in other operating costs is primarily due to decreased promotional costs incurred in the first quarter of 1999 compared to 1998 as less resources were deemed necessary to support The Daily Telegraph's market leading circulation. These expenses throughout the period of intensified cover price and circulation competition over the past five years have been subject to wide quarterly fluctuations.


CANADIAN NEWSPAPER GROUP

First quarter operating revenue for the Canadian Newspaper Group was $257.8 million in 1999 compared to $260.2 million in 1998. EBITDA and operating income for the first quarter of 1999 were $36.9 million and $18.7 million, respectively, compared to $45.1 million and $30.6 million, respectively, in 1998.

The reported operating results for the first quarter of 1999 and 1998 are not readily comparable as a result of acquisitions and disposals in 1998. The first quarter of 1998 included the results of operations in Hamilton, Kitchener, Cambridge, Guelph, Medicine Hat and at American Trucker, which were subsequently disposed of. In addition, the first quarter of 1999 includes the results of the Victoria newspaper acquired in 1998 and the National Post, which commenced operating in October 1998.

On a "same store" basis, the first quarter 1999 operating revenue was Cdn. $339.3 million compared to Cdn.$332.4 million in 1998, an increase of 2.1% and first quarter 1999 EBITDA was Cdn.$78.9 million compared to Cdn.$65.4 million in 1998, an increase of 20.6%. In Canadian dollars, newsprint expense decreased 5.4%, primarily as a result of lower newsprint prices. For properties owned in both years, compensation costs as a percentage of revenue were 38.7% in 1999 compared to 38.9% in 1998 and other operating costs as a percentage of revenue declined to 24.8% in 1999 from 27.2% in 1998. The decrease in other operating costs was primarily the result of lower promotional costs and the continued application of normal Hollinger operational expenditure controls.


LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL

Working capital consists of current assets less current liabilities. At March 31, 1999, there was a working capital deficiency of $458.8 million compared to a deficiency of $141.7 million at December 31, 1998. The increase in the working capital deficiency was primarily due to short-term debt incurred by Southam related to the special dividend of Cdn.$7.00 per share that was paid in January 1999. The short-term debt was refinanced in April 1999 as part of the Bank Credit Facility discussed below. Current assets were $495.8 million at March 31, 1999 compared with $469.9 million at December 31, 1998. Current liabilities, excluding debt obligations, were $498.6 million at March 31, 1999, compared with $509.9 million at December 31, 1998. The decrease in current liabilities is primarily due to a reduction in accrued expenses resulting from the payment of the special dividend by Southam offset, in part, by the tax provided on the gain related to the February 1999 sale of community newspapers.

DEBT

Long-term debt, including the current portion, was $1.69 billion at March 31, 1999 compared with $1.50 billion at December 31, 1998. The increase is primarily due to additional debt incurred to purchase the 29.0% minority in Southam, payment of the Southam special dividend and share repurchases offset by the proceeds on the February 1999 sale of community newspaper properties.



BANK CREDIT FACILITY

On April 30, 1999, Hollinger International Publishing, HCPH, the Telegraph Group Limited, Southam and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaces the existing Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.


EBITDA

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, interest income, income taxes, depreciation and amortization, minority interest, and other income was $89.3 million for the first quarter of 1999 compared with $90.4 million for the first quarter 1998. The Company believes that EBITDA is important to its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA.

CASH FLOWS

Cash flows from operating activities were $16.7 million in the first quarter of 1999, compared with $31.7 million in the first quarter of 1998. Excluding changes in working capital (other than cash), cash used in operating activities was $48.8 million in 1999 and $4.7 million in 1998.

Cash flows provided by investing activities were $19.1 million in 1999, and $186.4 million in 1998, largely due to the sale of a group of community newspapers.

Cash flows used in financing activities were $5.3 million in 1999 and $226.1 million in 1998, primarily due to the pay down of debt.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The United States Newspaper Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Bank Credit Facility.

DIVIDENDS AND OTHER COMMITMENTS

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of March 31, 1999, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $281.8 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to March 31, 1999: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; (iii) one third of Publishing's share of the net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; and (iv) $270 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

         YEAR 2000 The Company has analyzed its internally developed and purchased software that utilize embedded date codes. Such embedded date codes may experience operating problems with respect to dates on or after January 1, 2000, the so-called Year 2000 problem. A corporate-wide task force is in place, with all major business segments involved. Exposure to this issue differs considerably from subsidiary to subsidiary. The Company has already made modifications and during 1999 plans to make further necessary modifications to the identified software and has begun testing and will continue to test systems. Within the United States Newspaper Group, Community Group modifications are almost complete, with individual company systems testing and verification underway, while at the Chicago Group, primarily the Chicago Sun-Times, the necessary changes are not anticipated to be complete until the third quarter of 1999. Within the U.K. Newspaper Group and the Canadian Newspaper Group, critical systems have been modified or replaced and individual systems testing and verification are underway. The Company's most reasonably likely worst case Year 2000 scenario is that the Company would incur additional costs and lose some timeliness in producing some newspapers; however, the Company believes that it will be able to produce all of its newspapers without interruption. Because the Company's systems are not integrated, the Company is preparing to handle the most reasonably likely worst case scenario on a case by case basis and will be developing contingency plans related thereto. The Company is also communicating with key suppliers, most notably newsprint vendors, and others with which we do business to ensure they are Year 2000 compliant. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational difficulties for the Company. It is not anticipated that modifying or replacing software will have a material effect in any one year on the Company's financial statements or results of operations taken as a whole. The Company estimates that the total cost of Year 2000 remediation, including costs of modifying software and hiring Year 2000 solution providers will not exceed $13.9 million, of which the Company estimates $9.0 million has already been expended. Funding for such remediation efforts will be generated from normal operations. No other information technology projects have been materially deferred or delayed due to Year 2000 efforts.

OTHER

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on Form 10-K for a discussion of factors that may affect such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         NEWSPRINT Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $79.7 million in 1999 and $84.3 million in 1998. Management believes that while newsprint prices could continue to show wide price variations in the future, they will be more stable than they were through 1996. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. For the Company and subsidiaries for the first quarter of 1999, total newsprint usage was about 148,000 tonnes. At those levels of usage and based on properties and ownership levels at March 31, 1999, a change in the price of newsprint of $50 per ton would increase or decrease quarterly net earnings by about $4.4 million.

         INFLATION During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom and Canada.

         INTEREST RATES The Company has significant debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at March 31, 1999 which is subject to floating interest rates and March 31, 1999 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company's quarterly net earnings by approximately $1.2 million.

         FOREIGN EXCHANGE RATES A substantial portion of the Company's income is earned outside of the United States in currencies other than the United States dollar. As a result the Company's income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on first quarter 1999 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company's reported quarterly net earnings:


                        Actual Average
                          1999 Rate           Increase/Decrease
------------------------------------------------------------------
United Kingdom            $1.63/pound               $630,000
Canada                    $0.66/Cdn.$               $420,000
------------------------------------------------------------------

         ELECTRONIC MEDIA Management holds the view that newspapers will continue to be an important business segment. Alternate forms of information delivery that could replace newspapers continue to be actively explored throughout the world and the management of the Company is closely monitoring the situation to ensure that we will be in a position to take advantage of technology changes as the occur. It is our view that our franchises are very strong and will continue to be viable revenue generators whether or not the product continues to be delivered on paper. Among educated and affluent people, indications are that strong newspaper readership will continue. In fact, it is possible that readership will increase as the population ages. There has been and, we expect, will continue to be a shift in readership away from evening or all day reading to mornings or weekends, but we expect our readers will continue to read newspapers. To the extent that readers seek alternate means of delivery to newsprint, as we have already demonstrated with our on-line leadership in several countries, we will endeavor to provide it.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                           The Company filed reports on Form 8-K under
                  Item 5 to report an event dated December 4, 1998 and under Item 2 to report an event dated January 22, 1999. The Company filed a report on Form 8-K/A under
                  Item 7 to report an event dated January 22, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant


Date:  May 14, 1999                      By: /s/    J. A. Boultbee
                                             -----------------------------------
                                             J. A. Boultbee
                                             Executive Vice President, and
                                             Chief Financial Officer