Form 10-Q
period 1999-06-30
HOLLINGER INTERNATIONAL INC
filed 1999-08-13
CIK 868512

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________



                          Commission File No.  0-24004

                          HOLLINGER INTERNATIONAL INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 95-3518892
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)



  401 North Wabash Avenue, Suite 740, Chicago, Illinois              60611
  ------------------------------------------------------------------------
  (Address of Principal executive offices)                      (Zip Code)


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

                            Yes   X          No
                               ------          ------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


       Class                          Outstanding at August 9, 1999
     ------------------------         -----------------------------
     Class A Common Stock
     par value $.01 per share               99,150,582 shares

     Class B Common Stock
     par value $.01 per share               14,990,000 shares

                                     INDEX

                          HOLLINGER INTERNATIONAL INC.


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Condensed Consolidated Financial Statements                         1

Item 2.  Management's Discussion and Analysis of Financial Condition and     12
         Results of Operations.

Item 3   Quantitative and Qualitative Disclosure about Market Risk           22

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 6.  Exhibits and reports on Form 8-K.                                   24
         Signatures                                                          25

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                1999            1998               1999            1998
                                                                ----            ----               ----            ----
OPERATING REVENUES
Advertising                                                   $397,604        $411,737          $ 771,671       $ 794,188
Circulation                                                    122,010         129,440            245,043         259,118
Job printing                                                    14,816          17,518             30,629          34,129
Other                                                           11,960          10,476             23,749          19,705
                                                        --------------   -------------     --------------   -------------
Total operating revenues                                       546,390         569,171          1,071,092       1,107,140
                                                        --------------   -------------     --------------   -------------
OPERATING COSTS AND EXPENSES
Newsprint                                                       77,887          87,772            157,575         172,061
Compensation costs                                             173,270         176,527            345,457         352,091
Other operating costs                                          196,607         181,482            379,884         368,669
Infrequent items                                                   575             235                865             743
Depreciation and amortization                                   30,978          28,241             61,963          56,818
                                                        --------------   -------------     --------------   -------------
Total operating costs and expenses                             479,317         474,257            945,744         950,082
                                                        --------------   -------------     --------------   -------------
Operating income                                                67,073          94,914            125,348         156,758
Other income (expense)
Interest expense                                               (32,942)        (25,339)           (64,542)        (51,765)
Amortization of debt issue costs                                (2,858)         (1,540)            (4,768)         (2,927)
Interest income                                                  1,437           1,109              3,840           3,742
Other income, net                                              101,137          39,394            329,479         233,736
                                                        --------------   -------------     --------------   -------------
Total other income (expense)                                    66,774          13,624            264,009         182,786
                                                        --------------   -------------     --------------   -------------
Earnings before income taxes, minority
interest and extraordinary item                                133,847         108,538            389,357         339,544
Provision for income taxes                                      35,869          43,965            144,502         134,947
                                                        --------------   -------------     --------------   -------------
Earnings before minority interest and
extraordinary item                                              97,978          64,573            244,855         204,597
Minority interest                                                1,748          33,392              1,458          40,346
                                                        --------------   -------------     --------------   -------------
Earnings before extraordinary item                              96,230          31,181            243,397         164,251
Extraordinary loss on debt extinguishments                      (5,183)              -             (5,183)         (5,067)
                                                        --------------   -------------     --------------   -------------
Net earnings                                                   $91,047         $31,181          $ 238,214       $ 159,184
                                                        ==============   =============     ==============   =============
Basic earnings per share before extraordinary item             $  0.91         $  0.28          $    2.27       $    1.73
                                                        ==============   =============     ==============   =============
Diluted earnings per share before extraordinary item           $  0.81         $  0.25          $    2.02       $    1.35
                                                        ==============   =============     ==============   =============
Basic earnings per share                                       $  0.86         $  0.28          $    2.22       $    1.67
                                                        ==============   =============     ==============   =============
Diluted earnings per share                                     $  0.77         $  0.25          $    1.98       $    1.31
                                                        ==============   =============     ==============   =============
Weighted average shares outstanding- basic                     103,221          86,640            105,299          86,641
                                                        ==============   =============     ==============   =============
Weighted average shares outstanding- diluted                   118,364          96,368            120,294         121,978
                                                        ==============   =============     ==============   =============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                                   1999              1998                          1999              1998
                                             ----------------  -----------------             ----------------  ----------------
Net earnings                                          $91,047           $31,181                      $238,214          $159,184
Other comprehensive income:
Foreign currency translation adjustment                 5,166           (24,545)                        5,938          (10,125)
                                             ----------------  ----------------              ----------------  ---------------
Comprehensive income                                  $96,213           $ 6,636                      $244,152          $149,059
                                             ================  ================              ================  ================

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)



ASSETS                                                           JUNE 30, 1999       DECEMBER 31, 1998
                                                                 ---------------   --------------------
                                                                  (Unaudited)
Current assets:
Cash and cash equivalents                                               $  74,502             $  57,788
Accounts receivable, net                                                  357,942               333,706
Due from affiliates                                                             -                27,246
Inventories                                                                28,394                32,312
Other current assets                                                       22,866                18,872
                                                              -------------------   -------------------
Total current assets                                                      483,704               469,924
Property, plant and equipment, net of
accumulated depreciation                                                  689,139               661,611
Investments                                                               157,342               143,338
Intangible assets, net of accumulated amortization                      2,027,452             1,858,750
Deferred financing costs and other assets                                 145,808               118,101
                                                              -------------------   -------------------
                                                                        $3,503,445           $3,251,724
                                                              ====================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                  $ 400,242             $ 101,691
Accounts payable                                                          149,728               137,691
Accrued expenses                                                          187,646               285,859
Income taxes payable                                                       73,566                13,890
Deferred revenue                                                           72,857                72,481
                                                              -------------------   -------------------
Total current liabilities                                                 884,039               611,612
Long-term debt, less current installments                               1,215,858             1,397,827
Other long-term liabilities                                               299,086               285,800
                                                              -------------------   -------------------
Total liabilities                                                       2,398,983             2,295,239
Minority interest                                                         138,168               107,002
Redeemable preferred stock                                                 13,348                31,562
Stockholders' equity:
Convertible preferred stock                                                 6,377                 6,377
Class A common stock                                                          961                   956
Class B common stock                                                          150                   150
Additional paid-in capital                                                617,598               610,440
Accumulated other comprehensive income-
cumulative foreign currency translation adjustment                        (59,861)              (65,799)
Retained earnings                                                         499,906               301,133
                                                              -------------------   -------------------
                                                                        1,065,131               853,257
Class A common stock in treasury, at cost                                 (83,701)              (16,744)
Issued shares in escrow                                                   (28,484)              (18,592)
                                                              -------------------   -------------------
Total stockholders' equity                                                952,946               817,921
                                                              -------------------   -------------------
                                                                        $3,503,445            $3,251,724
                                                              ====================  ====================

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                   1999                  1998
                                                           --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                          $238,214              $159,184
Items not involving cash:
Depreciation and amortization                                           61,963                56,818
Amortization of debt issue costs                                         4,768                 2,927
Minority interest                                                        1,458                40,346
Gain on sale of assets                                                (329,639)             (207,380)
Other non-cash items                                                    41,221                (1,117)
Changes in working capital net                                            (679)                5,493
                                                           -------------------   -------------------
Cash provided by operating activities                                   17,306                56,271
                                                           -------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (77,863)              (56,890)
Additions to investments                                              (394,807)              (30,705)
Acquisitions, net                                                      (40,877)              (45,346)
Proceeds from disposal of investments                                  506,930               372,093
Other investing activities                                               9,219                 5,098
                                                           -------------------   -------------------
Cash provided by investing activities                                    2,602               244,250
                                                           -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                           700,010                51,500
Repayments of long-term debt                                          (618,953)             (308,795)
Payment of debt issue costs                                            (35,143)                 (638)
Repurchase of common shares                                            (66,957)               (1,671)
Redemption of preferred stock                                          (18,214)                    -
Changes in amounts due to affiliates                                    55,205                (6,244)
Dividends to minority interests                                       (104,359)               (2,244)
Cash dividends paid                                                    (33,241)              (35,653)
Issuance of Partnership units                                          131,379                     -
Other financing activities                                              (8,372)                2,298
                                                           -------------------   -------------------
Cash provided by (used in) financing activities                          1,355              (301,447)
                                                           -------------------   -------------------
Effect of exchange rate changes on cash                                 (4,549)               (2,386)
                                                           -------------------   -------------------
Net increase (decrease) in cash                                         16,714                (3,312)
Cash at beginning of period                                             57,788               107,384
                                                           -------------------   -------------------
Cash at end of period                                                 $ 74,502              $104,072
                                                           ===================   ===================
Cash paid for interest                                                $ 68,478              $ 53,078
                                                           ===================   ===================
Cash paid for taxes                                                   $ 88,993              $ 76,339
                                                           ===================   ===================

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

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at June 30, 1999 owned approximately 43.4% of the combined equity ownership interest and approximately 75.5% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's remaining Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and the Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock").

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)



NOTE 3 - SERIES E PREFERRED STOCK

     During the second quarter 1999, 134,126 shares of Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock") were exchanged for 134,126 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are redeemable at the option of either the holder or the Company at a price of Cdn.$146.63 plus accrued dividends. The holder of these shares may, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series E Preferred Stock is non-voting.

NOTE 4 - DISPOSITIONS

     During the second quarter 1999, the Company entered into an agreement with Horizon Publications Inc. to sell 33 U.S. community newspapers for $43.7 million. Horizon Publications Inc. is managed by former Community Group executives and owned by current and former Hollinger International Inc. executives.

NOTE 5 - EARNINGS PER SHARE

     The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:


                                                  Three months ended June 30, 1999
                                              ----------------------------------------
                                                Income         Shares       Per-Share
                                              (Numerator)  (Denominator)     Amount
                                              -----------  -------------    ---------
                                                           (in thousands)
Basic EPS
 Net income available to common stockholders      $88,742         103,221        $0.86
Effect of dilutive securities
   Convertible preferred stock                      2,305           8,778
   Series E Preferred Stock                             -             953
   HCPH Special Shares                                  -           4,485
   Stock options                                        -             927

Diluted EPS
 Net income available to common stockholders
   and assumed conversions                        $91,047         118,364        $0.77

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)




                                                  Three months ended June 30, 1998
                                              ----------------------------------------
                                                Income         Shares        Per-Share
                                              (Numerator)  (Denominator)      Amount
                                              -----------  -------------    ----------
                                                           (in thousands)
Basic EPS
 Net income available to common stockholders      $23,866          86,640        $0.28
Effect of dilutive securities
   Series D Preferred Stock                           257           5,263
   HCPH Special Shares                                  -           3,795
   Stock options                                        -             670

Diluted EPS
 Net income available to common stockholders
   and assumed conversions                        $24,123          96,368        $0.25




                                                  Six months ended June 30, 1999
                                              ---------------------------------------
                                                Income         Shares      Per-Share
                                              (Numerator)  (Denominator)     Amount
                                              -----------  -------------   ----------
                                                           (in thousands)
Basic EPS
 Net income available to common stockholders     $233,604         105,299       $2.22
Effect of dilutive securities
   Convertible preferred stock                      4,610           8,778
   Series E Preferred Stock                             -             953
   HCPH Special Shares                                  -           4,485
   Stock options                                        -             779

Diluted EPS
 Net income available to common stockholders
   and assumed conversions                       $238,214         120,294       $1.98


                                                  Six months ended June 30, 1998
                                              ---------------------------------------
                                                Income         Shares      Per-Share
                                              (Numerator)  (Denominator)     Amount
                                              -----------  -------------   ----------
                                                           (in thousands)
Basic EPS
 Net income available to common stockholders     $144,549          86,641       $1.67
Effect of dilutive securities
   Convertible preferred stock                     14,116          25,651
   Series D Preferred Stock                           519           5,263
   HCPH Special Shares                                  -           3,795
   Stock options                                        -             628

Diluted EPS
 Net income available to common stockholders
   and assumed conversions                       $159,184         121,978       $1.31

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)



NOTE 6 - HOLLINGER CANADIAN NEWSPAPERS LIMITED PARTNERSHIP

     On April 30, 1999, the Company announced the formation of Hollinger Canadian Newspapers Limited Partnership (the "Hollinger L.P."). The Hollinger L.P. has acquired Canadian community newspapers formerly owned and operated by Southam, UniMedia Inc. and Sterling Newspapers Company. The newspapers acquired include 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada.

A Cdn.$200 million private placement was completed April 30, 1999 and private placement investors have received Cdn.$200 million of special warrants to acquire partnership units of the Hollinger L.P. The Hollinger L.P. has filed a preliminary prospectus to qualify 20 million limited partnership units issuable upon exercise of the special warrants. Upon issue of such limited partnership units, the Company will continue to hold indirectly approximately 87% of the equity of the Hollinger L.P. and private placement investors will hold the balance. The net proceeds of the special warrant issue have been applied to reduce bank debt of the Hollinger International group of companies.

NOTE 7 - BANK CREDIT FACILITY

     On April 30, 1999, Hollinger International Publishing, Hollinger Canadian Publishing Holdings Inc. ("HCPH"), the Telegraph Group Limited, Southam and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725,000,000 consisting of a $475,000,000 revolving credit line maturing on September 30, 2004 and a $250,000,000 term loan maturing on December 31, 2004. This facility replaces the existing Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)




NOTE 8 - SEGMENT INFORMATION

     The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. Southam, the Canadian Newspapers and the Hollinger LP make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:





                                                                Three months ended June 30, 1999
                                               ------------------------------------------------------------------
                                                                               U.K.       Canadian
                                                  Chicago      Community     Newspaper    Newspaper
                                                   Group         Group         Group        Group       Total
                                                                          (in thousands)
Revenues                                          $101,704       22,033       136,887       285,766     $546,390
Depreciation and amortization                       $4,836        2,178         4,825        19,139      $30,978
Operating income, excluding infrequent items       $13,931        2,769        16,998        33,950      $67,648
Equity in earnings (loss) of affiliates                $64            -             -           282         $346


                                                                    Six months ended June 30, 1999
                                               ------------------------------------------------------------------
                                                                                U.K.      Canadian
                                                  Chicago      Community     Newspaper    Newspaper
                                                   Group         Group         Group        Group          Total
                                                                            (in thousands)
Revenues                                          $192,660       55,175       279,708       543,549      $1,071,092
Depreciation and amortization                       $9,700        5,305         9,667        37,291         $61,963
Operating income, excluding infrequent items       $22,012        5,162        46,078        52,961        $126,213
Equity in earnings (loss) of affiliates             $(212)            -             -           403            $191
Total assets                                      $449,991      225,409       605,543     2,110,666      $3,391,609
Capital expenditures                               $24,574        3,674         3,089        45,439         $76,776

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)








                                                          Three months ended June 30, 1998
                                                          --------------------------------
                                                                        U.K.     Canadian
                                                 Chicago  Community  Newspaper   Newspaper
                                                  Group     Group      Group       Group       Total
                                                 ----------------------------------------------------
                                                                   (in thousands)
Revenues                                          $98,844   51,480     138,673    280,174     $569,171
Depreciation and amortization                      $5,016    4,610       4,838     13,777      $28,241
Operating income, excluding infrequent items      $12,378    9,797      19,263     53,711      $95,149
Equity in earnings (loss) of affiliates            $(411)        -           -          -        $(411)


                                                          Six months ended June 30, 1998
                                                          ------------------------------
                                                                        U.K.    Canadian
                                                 Chicago  Community  Newspaper  Newspaper
                                                  Group     Group      Group      Group        Total
                                                 ----------------------------------------------------
                                                                   (in thousands)
Revenues                                         $188,472   98,747    279,585    540,336    $1,107,140
Depreciation and amortization                      $9,777    9,161      9,538     28,342       $56,818
Operating income, excluding infrequent items      $17,654   16,973     38,076     84,798      $157,501
Equity in earnings (loss) of affiliates            $(779)        -          -          -         $(779)
Total assets                                     $415,287  369,839    642,299  1,389,969    $2,817,394
Capital expenditures                              $24,580    4,782      4,510     21,286       $55,158

Capital expenditures for the corporate entities were $1,087,000 and $1,732,000 for the six months ended June 30, 1999 and 1998, respectively.


Reconciliation of segment assets to total assets:

                                        June 30,
                                        --------
                                1999                1998
                                ----                ----
Segment assets               $3,391,609        $2,817,394
Corporate assets                111,836           134,254
                             ----------        ----------
Total assets                 $3,503,445        $2,951,648
                             ==========        ==========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)



NOTE 9 - STOCK REPURCHASES

     The Company continues to repurchase shares of Class A Common Stock on the open market. During 1999, the Company purchased 4,896,900 shares of Class A Common Stock for total consideration of $67.0 million.

NOTE 10 - SUBSEQUENT EVENTS

          During July 1999 the Hollinger L.P. completed its initial public offering issuing 4 million units at Cdn.$10 per unit for total proceeds of Cdn.$40 million. All Partnership units, including the 20 million units issued through the April 30, 1999 private placement, are now listed on The Toronto Stock Exchange. After the initial public offering the Company continues to hold indirectly approximately 85% of the equity of the Hollinger L.P.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW
--------

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Company's U.S. community newspapers, operating in 17 states, and for reporting and administrative purposes, Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. ("Southam"), the Canadian Newspapers and the Hollinger Canadian Newspapers Limited Partnership ("Hollinger L.P.").

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

On April 30, 1999, Hollinger International Publishing, Hollinger Canadian Publishing Holdings Inc. ("HCPH"), the Telegraph Group Limited, Southam and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaces the existing Bank Credit Facility.

On April 30, 1999, the Company announced the formation of Hollinger Canadian Newspapers Limited Partnership. The Hollinger L.P. has acquired Canadian community newspapers formerly owned and operated by Southam, UniMedia Inc. and Sterling Newspapers Company. The newspapers acquired include 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada.

A Cdn.$200 million private placement was completed on April 30, 1999 and private placement investors have received Cdn.$200 million of special warrants to acquire partnership units of the Hollinger L.P. The Hollinger L.P. has filed a preliminary prospectus to qualify 20 million limited partnership units issuable upon exercise of the special warrants. Upon issue of such limited partnership units, the Company will continue to hold indirectly approximately 87% of the equity of the Hollinger L.P. and private placement investors will hold the balance. The net proceeds of the special warrant issue have been applied to reduce bank debt of the Hollinger International group of companies.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

Second quarter 1999 net earnings were $91.0 million or $0.86 per share compared to $31.2 million or $0.28 per share in 1998. Earnings before extraordinary items for the three months ended June 30, 1999 were $96.2 million, or $0.91 per share. There were no extraordinary items during the second quarter of 1998. Net earnings for the six months ended June 30, 1999 were $238.2 million or $2.22 per share compared to $159.2 million or $1.67 per share in 1998.
Earnings before extraordinary items for the six months ended June 30, 1999 were $243.4 million or $2.27 per share compared to $164.3 million or $1.73 per share. The extraordinary item in 1999 represents the write-off of previously deferred financing fees related to the early retirement of a Bank Credit Facility. The extraordinary item in 1998 represents the make-whole premium that was paid in conjunction with retiring the AP-91 Senior Notes.

There were a number of infrequent and non-recurring items in both years affecting the results. Infrequent and non-recurring items in 1999 primarily include the gains on sale of assets and a gain resulting from the issuance of Partnership units for several Canadian newspapers. Infrequent and non-recurring items in 1998 include the gain on sale of assets and loss on disposal of assets. Net income excluding the infrequent and non-recurring items amounted to $23.3 million or 20 cents per share in the second quarter of 1999 compared to $29.9 million or 25 cents per share in the second quarter of 1998. Net earnings excluding infrequent and non-recurring items for the six months ended June 30, 1999 were $41.1 million or 34 cents per share compared to $45.1 million or 37 cents per share in 1998. This includes the deduction in 1999 of operating losses at the National Post.

There are several important factors that have affected the reported earnings for the quarter compared to last year.

    There have been sales of Community Group newspapers in 1998 and 1999. Included in revenue and EBITDA for the second quarter and first six months of 1998 were $32.1 million of revenue and $10.9 million of EBITDA and $61.5 million of revenue and $18.5 million of EBITDA, respectively, related to newspapers that were subsequently sold. Included in revenue and EBITDA for the second quarter of 1999 were $13.8 million and $2.5 million, respectively, related to newspapers that were subsequently sold.

    Another major element was the start-up in October 1998 of the new National Post. The EBITDA loss from the National Post was $11.9 million for the second quarter of 1999 and $23.5 million for the six months ended June 30, 1999. This loss is greater than initially expected because circulation has been higher than expected without, yet, delivering the inevitable advertising revenues. In addition, four newspapers that were sold as part of the purchase of the Financial Post added $5.1 million and $8.6 million to EBITDA in the second quarter and first six months of 1998.

Operating revenue for the second quarter of 1999 was $546.4 million compared to $569.2 million in 1998, a decrease of 4.0%. Operating revenue for the six months ended June 30, 1999 was $1,071.1 million compared to $1,107.1 million in 1998. EBITDA for the second quarter of 1999 decreased to $98.1 million from $123.2 million in 1998 and for the first six months of 1999 EBITDA decreased to $187.3 million from $213.6 in 1998. Operating income was $67.1 million in the second quarter of 1999 compared to $94.9 million for the same period in 1998 and $125.3 million for the first six months of 1999 compared to $156.8 million in 1998.

Newsprint as a percentage of sales for the second quarter of 1999 was 14.3% compared to 15.4% in 1998 and 14.7% for the six months ended June 30, 1999 compared to 15.5% for the same period in 1998. The decrease in newsprint expense is due primarily to price decreases. Compensation costs as a percentage of sales were fairly consistent at 31.7% for the second quarter of 1999 compared to 31.0% for the second quarter of 1998 and 32.3% for the six months ended June 30, 1999 compared to 31.8% for 1998. Other operating costs, excluding infrequent items, increased to 36.0% for the second quarter of 1999 from 31.9% in the second quarter of 1999. For the six months ended June 30, 1999, other operating costs, excluding infrequent items, as a percentage of sales were 35.5% compared to 33.3% in 1998. The increase in other operating costs in 1999 is primarily due to costs at the National Post.

Depreciation and amortization increased 9.7% and 9.1%, respectively, for the second quarter and first six months of 1999 compared to the respective periods in the prior year. A decrease in depreciation and amortization from the sales of newspapers at the Community Group and Canadian Newspaper Group was offset by increased depreciation and amortization related to the acquisition of the Financial Post and increased amortization from the acquisition of the Southam minority shares in August 1998 and January 1999.

Interest expense increased $7.6 million to $32.9 million for the second quarter of 1999 from $25.3 million in 1998 and increased $12.8 million to $64.5 million for the six months ended June 30, 1999 from the same period in 1998. The increase in interest expense was primarily due to additional debt related to the January 1999 acquisition of 29.0% of Southam.

Other income for the first six months of 1999 and 1998 primarily includes gains on the sale of the U.S. community newspapers. Other income in the second quarter of 1999 also includes the gain resulting from the issuance of Partnership units for several Canadian newspapers.

Minority interest in 1999 primarily represents the minority's share of net earnings of the Hollinger L.P. Minority interest in 1998 represents the minority's share of the net earnings of Southam.

                              Three Months Ended June 30,          Six Months Ended June 30,
                           ----------------------------------  ----------------------------------
                                 1999              1998              1999              1998
                           ----------------  ----------------  ----------------  ----------------
                                Amount            Amount            Amount            Amount
                           ----------------  ----------------  ----------------  ----------------
                             (dollar amounts in thousands)       (dollar amounts in thousands)
Operating revenues:
 Chicago Group                    $101,704          $ 98,844        $  192,660        $  188,472
 Community Group                    22,033            51,480            55,175            98,747
 U.K. Newspaper Group              136,887           138,673           279,708           279,585
 Canadian Newspaper Group          285,766           280,174           543,549           540,336
                           ---------------   ---------------   ---------------   ---------------
Total operating revenue           $546,390          $569,171        $1,071,092        $1,107,140
                           ===============   ===============   ===============   ===============
Operating income,
excluding infrequent
items:
 Chicago Group                    $ 13,931          $ 12,378        $   22,012        $   17,654
 Community Group                     2,769             9,797             5,162            16,973
 U.K. Newspaper Group               16,998            19,263            46,078            38,076
 Canadian Newspaper Group           33,950            53,711            52,961            84,798
                           ---------------   ---------------   ---------------   ---------------
Total operating income,
excluding infrequent
items                             $ 67,648          $ 95,149        $  126,213        $  157,501
                           ===============   ===============   ===============   ===============
EBITDA
 Chicago Group                    $ 18,767          $ 17,394        $   31,712        $   27,431
 Community Group                     4,947            14,407            10,467            26,134
 U.K. Newspaper Group               21,823            24,101            55,745            47,614
 Canadian Newspaper Group           53,089            67,488            90,252           113,140
                           ---------------   ---------------   ---------------   ---------------
Total EBITDA                      $ 98,626          $123,390        $  188,176        $  214,319
                           ===============   ===============   ===============   ===============
Operating revenues:
 Chicago Group                        18.6%             17.4%             18.0%             17.0%
 Community Group                       4.0%              9.0%              5.2%              8.9%
 U.K. Newspaper Group                 25.1%             24.4%             26.1%             25.3%
 Canadian Newspaper Group             52.3%             49.2%             50.7%             48.8%
                           ---------------   ---------------   ---------------   ---------------
Total operating revenue              100.0%            100.0%            100.0%            100.0%
                           ===============   ===============   ===============   ===============
Operating income:
 Chicago Group                        20.6%             13.0%             17.4%             11.2%
 Community Group                       4.1%             10.3%              4.1%             10.8%
 U.K. Newspaper Group                 25.1%             20.2%             36.5%             24.2%
 Canadian Newspaper Group             50.2%             56.5%             42.0%             53.8%
                           ---------------   ---------------   ---------------   ---------------
Total operating income               100.0%            100.0%            100.0%            100.0%
                           ===============   ===============   ===============   ===============
EBITDA:
 Chicago Group                        19.0%             14.1%             16.8%             12.8%
 Community Group                       5.0%             11.7%              5.6%             12.2%
 U.K. Newspaper Group                 22.2%             19.5%             29.6%             22.2%
 Canadian Newspaper Group             53.8%             54.7%             48.0%             52.8%
                           ---------------   ---------------   ---------------   ---------------
Total EBITDA                         100.0%            100.0%            100.0%            100.0%
                           ===============   ===============   ===============   ===============
EBITDA Margin:
 Chicago Group                        18.5%             17.6%             16.5%             14.6%
 Community Group                      22.5%             28.0%             19.0%             26.5%
 U.K. Newspaper Group                 15.9%             17.4%             19.9%             17.0%
 Canadian Newspaper Group             18.6%             24.1%             16.6%             20.9%
Total EBITDA Margin                   18.1%             21.7%             17.6%             19.4%

                                    Three Months Ended June 30,            Six Months Ended June 30,
                                ------------------------------------  -----------------------------------
                                      1999               1998               1999               1998
                                -----------------  -----------------  -----------------  ----------------
                                     Amount             Amount             Amount             Amount
                                -----------------  -----------------  -----------------  ----------------
                                   (dollar amounts in thousands)         (dollar amounts in thousands)
Chicago Group
 Operating revenue
 Advertising                             $ 77,059           $ 73,687           $144,288          $139,248
 Circulation                               20,701             21,323             40,672            42,118
 Job printing and other                     3,944              3,834              7,700             7,106
                                -----------------  -----------------  -----------------  ----------------
 Total operating revenue                  101,704             98,844            192,660           188,472
                                -----------------  -----------------  -----------------  ----------------
 Operating costs
 Newsprint                                 17,623             18,108             34,232            34,753
 Compensation costs                        37,141             36,710             73,391            73,001
 Other operating costs                     28,173             26,632             53,325            53,287
 Depreciation and amortization              4,836              5,016              9,700             9,777
                                -----------------  -----------------  -----------------  ----------------
 Total operating costs                     87,773             86,466            170,648           170,818
                                -----------------  -----------------  -----------------  ----------------
 Operating income, excluding
  infrequent items                       $ 13,931           $ 12,378           $ 22,012          $ 17,654
                                =================  =================  =================  ================
Community Group
 Operating revenue
 Advertising                             $ 13,051           $ 33,090           $ 33,068          $ 62,225
 Circulation                                5,840             11,727             14,893            23,477
 Job printing and other                     3,142              6,663              7,214            13,045
                                -----------------  -----------------  -----------------  ----------------
 Total operating revenue                   22,033             51,480             55,175            98,747
                                -----------------  -----------------  -----------------  ----------------
 Operating costs
 Newsprint                                  1,909              5,886              5,657            11,220
 Compensation costs                         8,289             17,044             20,832            33,635
 Other operating costs                      6,888             14,143             18,219            27,758
 Depreciation and amortization              2,178              4,610              5,305             9,161
                                -----------------  -----------------  -----------------  ----------------
 Total operating costs                     19,264             41,683             50,013            81,774
                                -----------------  -----------------  -----------------  ----------------
 Operating income, excluding
  infrequent items                       $  2,769           $  9,797           $  5,162          $ 16,973
                                =================  =================  =================  ================
U.K. Newspaper Group
 Operating revenue
 Advertising                             $ 90,764           $ 93,224           $187,529          $189,956
 Circulation                               39,665             40,159             79,412            80,395
 Job printing and other                     6,458              5,290             12,767             9,234
                                -----------------  -----------------  -----------------  ----------------
 Total operating revenue                  136,887            138,673            279,708           279,585
                                -----------------  -----------------  -----------------  ----------------
 Operating costs
 Newsprint                                 24,577             25,881             49,262            51,970
 Compensation costs                        22,197             22,886             44,683            44,810
 Other operating costs                     68,290             65,805            130,018           135,191
 Depreciation and amortization              4,825              4,838              9,667             9,538
                                -----------------  -----------------  -----------------  ----------------
 Total operating costs                    119,889            119,410            233,630           241,509
                                -----------------  -----------------  -----------------  ----------------
 Operating income, excluding
  infrequent items                       $ 16,998           $ 19,263           $ 46,078          $ 38,076
                                =================  =================  =================  ================
Canadian Newspaper Group
 Operating revenue
 Advertising                             $216,730           $211,736           $406,786          $402,759
 Circulation                               55,804             56,231            110,066           113,128
 Job printing and other                    13,232             12,207             26,697            24,449
                                -----------------  -----------------  -----------------  ----------------
 Total operating revenue                  285,766            280,174            543,549           540,336
                                -----------------  -----------------  -----------------  ----------------
 Operating costs
 Newsprint                                 33,778             37,897             68,424            74,118
 Compensation costs                       105,643             99,887            206,551           200,645
 Other operating costs                     93,256             74,902            178,322           152,433
 Depreciation and amortization             19,139             13,777             37,291            28,342
                                -----------------  -----------------  -----------------  ----------------
 Total operating costs                    251,816            226,463            490,588           455,538
                                -----------------  -----------------  -----------------  ----------------
 Operating income, excluding
 infrequent items                        $ 33,950           $ 53,711           $ 52,961          $ 84,798
                                =================  =================  =================  ================

                                 Three Months Ended June 30,        Six Months Ended June 30,
                                ------------------------------  ----------------------------------
                                     1999            1998             1999              1998
                                --------------  --------------  ----------------  ----------------
                                  Percentage      Percentage       Percentage        Percentage
                                --------------  --------------  ----------------  ----------------
Chicago Group
 Operating revenue
 Advertising                             75.8%           74.5%             74.9%             73.9%
 Circulation                             20.3%           21.6%             21.1%             22.3%
 Job printing and other                   3.9%            3.9%              4.0%              3.8%
                                -------------   -------------      ------------     -------------
 Total operating revenue                100.0%          100.0%            100.0%            100.0%
                                -------------   -------------      ------------     -------------
 Operating costs
 Newsprint                               17.3%           18.3%             17.8%             18.4%
 Compensation costs                      36.5%           37.1%             38.1%             38.7%
 Other operating costs                   27.7%           26.9%             27.7%             28.3%
 Depreciation and amortization            4.8%            5.1%              5.0%              5.2%
                                -------------   -------------      ------------     -------------
 Total operating costs                   86.3%           87.4%             88.6%             90.6%
                                -------------   -------------      ------------     -------------
 Operating income, excluding
 infrequent items                        13.7%           12.6%             11.4%              9.4%
                                =============   =============      ============     =============
Community Group
 Operating revenue
 Advertising                             59.2%           64.3%             59.9%             63.0%
 Circulation                             26.5%           22.8%             27.0%             23.8%
 Job printing and other                  14.3%           12.9%             13.1%             13.2%
                                -------------   -------------      ------------     -------------
 Total operating revenue                100.0%          100.0%            100.0%            100.0%
                                -------------   -------------      ------------     -------------
 Operating costs
 Newsprint                                8.7%           11.4%             10.3%             11.4%
 Compensation costs                      37.6%           33.1%             37.8%             34.1%
 Other operating costs                   31.3%           27.5%             33.0%             28.1%
 Depreciation and amortization            9.9%            9.0%              9.6%              9.3%
                                -------------   -------------      ------------     -------------
 Total operating costs                   87.5%           81.0%             90.7%             82.9%
                                -------------   -------------      ------------     -------------
 Operating income, excluding
 infrequent items                        12.5%           19.0%              9.3%             17.1%
                                =============   =============      ============     =============
U.K. Newspaper Group
 Operating revenue
 Advertising                             66.3%           67.2%             67.0%             67.9%
 Circulation                             29.0%           29.0%             28.4%             28.8%
 Job printing and other                   4.7%            3.8%              4.6%              3.3%
                                -------------   -------------      ------------     -------------
 Total operating revenue                100.0%          100.0%            100.0%            100.0%
                                -------------   -------------      ------------     -------------
 Operating costs
 Newsprint                               18.0%           18.7%             17.6%             18.6%
 Compensation costs                      16.2%           16.5%             16.0%             16.0%
 Other operating costs                   49.9%           47.5%             46.5%             48.4%
 Depreciation and amortization            3.5%            3.5%              3.5%              3.4%
                                -------------   -------------      ------------     -------------
 Total operating costs                   87.6%           86.2%             83.6%             86.4%
                                -------------   -------------      ------------     -------------
 Operating income, excluding
 infrequent items                        12.4%           13.8%             16.4%             13.6%
                                =============   =============      ============     =============
Canadian Newspaper Group
 Operating revenue
 Advertising                             75.9%           75.6%             74.8%             74.5%
 Circulation                             19.5%           20.0%             20.3%             21.0%
 Job printing and other                   4.6%            4.4%              4.9%              4.5%
                                -------------   -------------      ------------     -------------
 Total operating revenue                100.0%          100.0%            100.0%            100.0%
                                -------------   -------------      ------------     -------------
 Operating costs
 Newsprint                               11.8%           13.5%             12.6%             13.7%
 Compensation costs                      37.0%           35.7%             38.0%             37.1%
 Other operating costs                   32.6%           26.7%             32.8%             28.2%
 Depreciation and amortization            6.7%            5.0%              6.9%              5.3%
                                -------------   -------------      ------------     -------------
 Total operating costs                   88.1%           80.9%             90.3%             84.3%
                                -------------   -------------      ------------     -------------
 Operating income, excluding
  infrequent items                       11.9%           19.1%              9.7%             15.7%
                                =============   =============      ============     =============

GROUP OPERATING RESULTS
-----------------------

CHICAGO GROUP

Revenue for the Chicago Group was $101.7 million for the second quarter of 1999, an increase of 2.9% over 1998. Revenue for the six months ended June 30, 1999 compared to 1998 increased 2.2% to $192.7 million. Advertising revenue for the second quarter and first six months of 1999 increased 4.6% and 3.6%, respectively over the same period in the prior year. Classified advertising showed the largest increases. Circulation revenue for the second quarter and first six months of 1999 decreased 2.9% and 3.4%, respectively from the same periods in the prior year primarily as a result of both unusual competitive pricing in the market and a slight decrease in volume.

EBITDA in the second quarter of 1999 increased 7.9% over 1998. EBITDA for the six months ended June 30, 1999 was $31.7 million, an increase of 15.6% over 1998. Operating income, excluding infrequent items, for the second quarter and first six months of 1999 increased 12.6% and 24.7%, respectively, over the same periods in the prior year. The increases in EBITDA and operating income are primarily due to increased revenue and lower average newsprint prices. Newsprint expense decreased for both the second quarter and first six months of 1999 primarily as a result of a decrease in newsprint prices. Compensation costs as a percentage of revenues for the second quarter were 36.5% in 1999 compared to 37.1% in 1998 and for the six months ended June 30, 1999 were 38.1% compared to 38.7% in 1998. Other operating costs, excluding infrequent items, as a percentage of revenues were 27.7% for the second quarter of 1999 compared to 26.9% in 1998. Other operating costs, excluding infrequent items, as a percentage of revenues for the six months ended June 30, 1999 were 27.7% compared to 28.3% for the respective period in 1998.

COMMUNITY GROUP

The overall decrease in Community Group operating revenues, EBITDA and operating income is due to the sale of the community newspapers during both 1999 and 1998. Revenue attributable to the newspapers sold was $13.8 million for the six months ended June 30, 1999 and $61.5 million in 1998. On a "same store" basis, the Community Group revenues and EBITDA were $14.4 million and $4.3 million for the second quarter of 1999 compared to $14.2 million and $3.9 million in 1998. For the six months ended June 30, 1999, on a "same store" basis, the Community Group revenue and EBITDA were $27.7 million and $7.0 million compared to $27.0 million and $6.6 million in 1998. For properties owned in both years, compensation costs as a percentage of revenues were 34.5% and 35.5% for the second quarter and first six months of 1999, respectively, compared to 34.0% and 34.0% for the respective periods in 1998. For properties owned in both years, other operating costs as a percentage of revenue were 23.8% for the second quarter of 1999 compared to 25.9% in 1998 and 26.1% for the six months ended June 30, 1999 compared to 25.4% in 1998.

U.K. NEWSPAPER GROUP

Second quarter operating revenue for the U.K. Newspaper Group was $136.9 million in 1999 compared to $138.7 million in 1998. Operating revenue for the six months ended June 30, 1999 was $279.7 million compared to $279.6 million in 1998. The results were affected by fluctuations in foreign exchange rates.
In pounds sterling, operating revenue for the second quarter of 1999 increased 1.4% and for the six months ended June 30, 1999 increased 1.9%. Advertising revenue continues to increase primarily a result of a continued buoyant advertising market in all sectors except recruitment advertising. However, the slowdown in recruitment classifieds in more than offset by growth in other classified categories and display advertising. Other operating revenue, in pounds sterling increased 25.8% for the second quarter 1999 and 41.2% for the first six months of 1999 both compared to 1998. The increases are primarily due to increased revenue from Telegraph Enterprises, a division of Telegraph Group Limited, which uses the Telegraph brand to facilitate sales of goods and services to readers.

EBITDA, when expressed in pounds sterling, decreased 6.8% for the second quarter 1999 from 1998. The decrease in EBITDA is primarily due to the timing of promotional expenditures. For the six months ended June 30, 1999, EBITDA in pounds sterling increased 19.0%. Newsprint expense decreased in the second quarter and first six months of 1999 both compared with 1998 primarily due to lower newsprint prices. For the second quarter and the six months ended June 30, compensation costs, as a percentage of revenues, remained fairly consistent at 16.2% and 16.0%, respectively in 1999 compared to 16.5% and 16.0%, respectively, in 1998. Other operating costs as a percentage of revenues increased to 49.9% for the second quarter of 1999 from 47.5% in 1998. Other operating costs as a percentage of revenues decreased to 46.5% for the six months ended June 30, 1999 from 48.4% in 1998. The fluctuation in other operating costs is primarily due to the timing of promotional expenditures.

CANADIAN NEWSPAPER GROUP

Second quarter operating revenue for the Canadian Newspaper Group was $285.8 million in 1999 compared to $280.2 million in 1998. Operating revenue for the six months ended June 30, 1999 was $543.5 million compared to $540.3 million in 1998. EBITDA for the second quarter and first six months of 1999 was $53.1 million and $90.3 million, respectively, compared to $67.5 million and $113.1 million, respectively, in 1998. Operating income for the second quarter and first six months of 1999 was $34.0 million and $53.0 million, respectively, compared to $53.7 million and $84.8 million, respectively, in 1998.

The reported operating results for of 1999 and 1998 are not readily comparable as a result of acquisitions and disposals in 1998. 1998 included the results of operations in Hamilton, Kitchener, Cambridge, Guelph, Medicine Hat and at American Trucker, which were subsequently sold. In addition, 1999 includes the results of the Victoria newspaper acquired in 1998 and the National Post, which commenced operating in October 1998.

On a "same store" basis, the second quarter 1999 operating revenue was Cdn.$372.5 million compared to Cdn.$367.1 million in 1998, an increase of 1.5% and second quarter 1999 EBITDA was Cdn.$94.9 million compared to Cdn.$88.9 million in 1998, an increase of 6.7%. On a "same store" basis, for the six months ended June 30, 1999 operating revenue was Cdn.$724.7 million compared to Cdn.$700.4 million in 1998, an increase of 3.5% and EBITDA was Cdn.$165.8 million compared to Cdn.$147.3 million in 1998, an increase of 12.6%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

Working capital consists of current assets less current liabilities. At June 30, 1999, there was a working capital deficiency of $400.3 million compared to a deficiency of $141.7 million at December 31, 1998. The increase in the working capital deficiency was primarily due to short-term debt that is expected to be converted to long term debt during the third quarter of 1999. Current assets were $483.7 million at June 30, 1999 compared with $469.9 million at December 31, 1998. Current liabilities, excluding debt obligations, were $483.8 million at June 30, 1999, compared with $509.9 million at December 31, 1998. The decrease in current liabilities is primarily due to a reduction in accrued expenses resulting from the payment of the special dividend by Southam offset, in part, by the tax provided on the gain related to the sales of the community newspapers.


DEBT
----

Long-term debt, including the current portion, was $1.62 billion at June 30, 1999 compared with $1.50 billion at December 31, 1998. The increase is primarily due to additional debt incurred to purchase the 29.0% minority in Southam, payment of the Southam special dividend and share repurchases offset by the proceeds on the February 1999 sale of community newspaper properties and the proceeds from the sale of Partnership units.


BANK CREDIT FACILITY
--------------------

On April 30, 1999, Hollinger International Publishing, HCPH, the Telegraph
Group Limited, Southam and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaces the existing Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the borrowers, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

EBITDA
------

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, interest income, income taxes, depreciation and amortization, minority interest, other income and extraordinary items was $98.1 million for the second quarter of 1999 compared with $123.2 million for the second quarter 1998 and $187.3 million for the six months ended June 30, 1999 compared to $213.6 million in 1998. The Company believes that EBITDA is important to its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA. When acquisitions, dispositions, and the start-up of the National Post are excluded, EBITDA on a "same store" basis would have been $109.1 million for the second quarter of 1999 compared to $106.8 million in 1998 and $205.04 million for the six months ended June 30, 1999 compared to $183.4 million in 1998.

CASH FLOWS
----------

Cash flows from operating activities were $17.3 million for the six months ended June 30, 1999, compared with $56.3 million in 1998. Excluding changes in working capital (other than cash), cash provided by operating activities was $18.0 million in 1999 and $50.8 million in 1998.

Cash flows provided by investing activities were $2.6 million in 1999, and $244.3 million in 1998. Both years had large cash inflows from the sale of community newspapers. The inflows in 1999 were offset by the acquisition of the remaining interest in Southam.

Cash flows provided by financing activities were $1.4 million in 1999. Cash flows used in financing activities were $301.4 million in 1998, primarily due to the pay down of debt.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING
----------------------------------------------

The Chicago Group, Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Bank Credit Facilities.

DIVIDENDS AND OTHER COMMITMENTS
-------------------------------

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of June 30, 1999, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $306.5 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to June 30, 1999: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) one third of Publishing's share of net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; and (iv) $270 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

     YEAR 2000 The Company has analyzed its internally developed and purchased software that utilize embedded date codes. Such embedded date codes may experience operating problems with respect to dates on or after January 1, 2000, the so-called Year 2000 problem. A corporate-wide task force is in place, with all major business segments involved. Exposure to this issue differs considerably from subsidiary to subsidiary. The Company has already made modifications and during 1999 plans to make further necessary modifications to the identified software and has begun testing and will continue to test systems. Community Group modifications are almost complete, with individual company systems testing and verification underway, while at the Chicago Group, primarily the Chicago Sun-Times, the necessary changes are anticipated to be completed during the third quarter of 1999. Within the U.K. Newspaper Group and the Canadian Newspaper Group, critical systems have been modified or replaced and individual systems testing and verification are underway. The Company's most reasonably likely worst case Year 2000 scenario is that the Company would incur additional costs and lose some timeliness in producing some newspapers; however, the Company believes that it will be able to produce all of its newspapers without interruption. Because the Company's systems are not integrated, the Company is preparing to handle the worst case scenario on a case by case basis and will be developing contingency plans related thereto. The Company is also communicating with key suppliers, most notably newsprint vendors, and others with whom we do business to ensure they are Year 2000 compliant. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational difficulties for the Company. It is not anticipated that modifying or replacing software will have a material effect on the Company's financial statements or results of operations taken as a whole. The Company estimates that the total cost of Year 2000 remediation, including costs of modifying software and hiring Year 2000 solution providers will not exceed $14.5 million, of which the Company estimates $11.5 million, has already been expended. Funding for such remediation efforts will be generated from normal operations. No other information technology projects have been materially deferred or delayed due to Year 2000 efforts.

OTHER
-----

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on Form 10-K for a discussion of factors that may affect such statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     NEWSPRINT Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $157.6 million in 1999 and $172.1 million in 1998. Management believes that while newsprint prices could show wide price variations in the future, they will be more stable than they were a few years ago. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the six months ended June 30, 1999 and based on properties and ownership levels at June 30, 1999, a change in the price of newsprint of $50 per ton would increase or decrease year to date net earnings by about $8.9 million.

     INFLATION During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom and Canada.

     INTEREST RATES The Company has significant debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at June 30, 1999 which is subject to floating interest rates and June 30, 1999 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company's year to date net earnings by approximately $1.2 million.

     FOREIGN EXCHANGE RATES A substantial portion of the Company's income is earned outside of the United States in currencies other than the United States dollar. As a result the Company's income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on year to date 1999 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company's reported year to date net earnings:


                               Actual Average
                                 1999 Rate        Increase/Decrease
                             -----------------    ------------------
United Kingdom                 $1.62/L.             $931,000
Canada                       $0.67/Cdn.$           $3,504,000


     ELECTRONIC MEDIA Management holds the view that newspapers will continue to be an important business segment. Alternate forms of information delivery that could replace newspapers continue to be actively explored throughout the world and the management of the Company is closely monitoring the situation to ensure that we will be in a position to continue to take advantage of technology changes as they occur. It is our view that our franchises are very strong and will continue to be viable revenue generators whether or not the product continues to be delivered on paper. Among educated and affluent people, indications are that strong newspaper readership will continue. There has been and, we expect, will continue to be a shift in readership away from evening or all day reading to mornings or weekends, but we expect our readers will continue to read newspapers. To the extent that readers seek alternate means of delivery to newsprint, as we have already demonstrated with our on-line leadership in several countries, we will endeavor to provide it.

     PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 5, 1999, the Company's annual meeting of stockholders was held. At the meeting the following persons were elected to serve as directors for a one year term: Dwayne O Andreas, Conrad M. Black, Barbara Amiel-Black, Richard R. Burt, Raymond G. Chambers, Daniel W. Colson, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Richard N. Perle, F. David Radler, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld, Leslie H. Wexner. The voting for the directors was as follows: For-229,891,882 and Abstain-70,118. The stockholders also voted to approve and adopt the 1999 Stock Incentive Plan. The voting for the 1999 Stock Incentive Plan was as follows: For-204,711,040, Against-17,656,234, and Abstain-123,712.

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



                          HOLLINGER INTERNATIONAL INC.
                                   Registrant



Date:  August 13, 1999                  By: /s/    J. A. Boultbee
                                            -------------------------------
                                            J. A. Boultbee
                                            Executive Vice President

                                        By: /s/    Cindy Horowitz
                                            -------------------------------
                                            Cindy Horowitz
                                            Executive Vice President and
                                            Chief Financial Officer