Form 10-Q
period 1999-09-30
HOLLINGER INTERNATIONAL INC
filed 1999-11-15
CIK 868512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------


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

                                  Yes   X   No
                                 -----    -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 8, 1999
        ------------------------                -------------------------------
        Class A Common Stock par
        value $.01 per share                    87,355,312 shares

        Class B Common Stock
        par value $.01 per share                14,990,000 shares

                                      INDEX

                          HOLLINGER INTERNATIONAL INC.




 PART I.      FINANCIAL INFORMATION                                       PAGE

 Item 1.      Condensed Consolidated Financial Statements                  1

 Item 2.      Management's  Discussion  and Analysis of Financial          12
              Condition and Results of Operations.

 Item 3       Quantitative and Qualitative Disclosure about Market Risk    23

 Part II      OTHER INFORMATION

 Item 4.      Submission of Matters to a Vote of Security Holders          24

 Item 6.      Exhibits and reports on Form 8-K.                            24

              Signatures                                                   25

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                        1999              1998              1999               1998
                                                    --------------    -------------     -------------     --------------
OPERATING REVENUES
    Advertising                                     $     352,565    $     358,925         1,124,236     $    1,153,113
    Circulation                                           120,256          128,545           365,299            387,663
    Job printing                                           10,635           14,418            41,264             48,547
    Other                                                  15,759           10,415            39,508             30,120
                                                   --------------    -------------     -------------     --------------

        Total operating revenues                          499,215          512,303         1,570,307          1,619,443
                                                   --------------    -------------     -------------     --------------

OPERATING COSTS AND EXPENSES
    Newsprint                                              76,699           81,331           234,274            253,392
    Compensation costs                                    171,943          171,743           517,400            523,834
    Other operating costs                                 201,420          178,859           581,304            547,528
    Infrequent items                                          462              996             1,327              1,739
    Depreciation                                           15,641           15,057            47,342             45,134
    Amortization                                           15,078           14,319            45,340             41,060
                                                   --------------    -------------     -------------     --------------

    Total operating costs and expenses                    481,243          462,305         1,426,987          1,412,687
                                                   --------------    -------------     -------------     --------------

    Operating income                                       17,972           49,998           143,320            206,756

OTHER INCOME (EXPENSE)
    Interest expense                                      (32,790)         (26,619)          (97,332)           (78,384)
    Amortization of debt issue costs                       (2,669)          (1,671)           (7,437)            (4,599)
    Interest income                                         2,394            2,507             6,234              6,249
    Other income, net                                      13,928           90,194           343,407            323,931
                                                   --------------    -------------     -------------     --------------

      Total other income (expense)                        (19,137)          64,411           244,872            247,197
                                                   --------------    -------------     -------------     --------------

Earnings (loss) before income taxes, minority
    interest and extraordinary item                        (1,165)         114,409           388,192            453,953
Provision for income taxes                                 (2,852)          59,038           141,650            193,985
                                                   --------------    -------------     -------------     --------------
Earnings before minority interest and
   extraordinary item                                       1,687           55,371           246,542            259,968
Minority interest                                           1,601           37,842             3,059             78,189
                                                   --------------    -------------     -------------     --------------
Earnings before extraordinary item                             86           17,529           243,483            181,779
Extraordinary loss from debt extinguishments                    -                -            (5,183)            (5,067)
                                                   --------------    -------------     -------------     --------------

Net earnings                                       $           86   $       17,529     $     238,300     $      176,712
                                                   ==============    =============     =============     ==============

Basic earnings (loss) per share before
   extraordinary item                              $        (0.02)   $       (0.06)    $        2.27     $         1.59
                                                   ==============    =============     =============     ==============
Diluted earnings (loss) per share before
   extraordinary item                              $        (0.02)   $       (0.06)    $        2.02     $         1.33
                                                   ==============    =============     =============     ==============
Basic earnings (loss) per share                    $        (0.02)   $       (0.06)    $        2.22     $         1.53
                                                   ==============    =============     =============     ==============
Diluted earnings (loss) per share                  $        (0.02)   $       (0.06)    $        1.98     $         1.29
                                                   ==============    =============     =============     ==============

Weighted average shares outstanding - basic               101,851           98,017           104,241             90,473
                                                   ==============    =============     =============     ==============
Weighted average shares outstanding - diluted             101,851           98,017           120,242            121,157
                                                   ==============    =============     =============     ==============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                        1999              1998              1999              1998
                                                    --------------    --------------   ---------------   ---------------
Net earnings                                             $     86         $  17,529         $ 238,300         $ 176,712

Other comprehensive income:
    Foreign currency translation adjustment                23,040           (16,318)           28,978           (26,443)
                                                    --------------    --------------   ---------------   ---------------

Comprehensive income                                     $ 23,126         $   1,211         $ 267,278         $ 150,269
                                                    ==============    ==============   ===============   ===============


                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)



                                                                    SEPTEMBER 30,           DECEMBER 31,
ASSETS                                                                  1999                    1998
                                                                  ------------------     ------------------
                                                                     (Unaudited)
Current assets:
      Cash and cash equivalents                                   $          61,163      $          57,788
      Accounts receivable, net                                              299,577                333,706
      Due from affiliates                                                         -                 27,246
      Inventories                                                            25,583                 32,312
      Other current assets                                                   19,424                 18,872
                                                                  ------------------     ------------------
          Total current assets                                              405,747                469,924

Property, plant and equipment, net of
      accumulated depreciation                                              692,973                661,611
Investments                                                                 174,843                143,338
Intangible assets, net of accumulated amortization                        2,025,376              1,858,750
Deferred financing costs and other assets                                   142,143                118,101
                                                                  ------------------     ------------------
                                                                  $       3,441,082      $       3,251,724
                                                                  ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                      $         143,263      $         101,691
      Accounts payable                                                      157,947                137,691
      Accrued expenses                                                      153,224                285,859
      Income taxes payable                                                   54,637                 13,890
      Deferred revenue                                                       78,386                 72,481
                                                                  ------------------     ------------------
           Total current liabilities                                        587,457                611,612

Long-term debt, less current installments                                 1,487,598              1,397,827
Other long-term liabilities                                                 287,451                285,800
                                                                  ------------------     ------------------
      Total liabilities                                                   2,362,506              2,295,239

Minority interest                                                           152,461                107,002

Redeemable preferred stock                                                   13,355                 31,562

Stockholders' equity:
      Convertible preferred stock                                             6,377                  6,377
      Class A common stock                                                      981                    956
      Class B common stock                                                      150                    150
      Additional paid-in capital                                            640,225                610,440
      Accumulated other comprehensive income-
          cumulative foreign currency translation adjustment               (36,821)               (65,799)
      Retained earnings                                                     484,062                301,133
                                                                  ------------------     ------------------
                                                                          1,094,974                853,257

Class A common stock in treasury, at cost                                 (128,999)               (16,744)
Issued shares in escrow                                                    (53,215)               (18,592)
                                                                  ------------------     ------------------

          Total stockholders' equity                                        912,760                817,921
                                                                  ------------------     ------------------

                                                                  $       3,441,082      $       3,251,724
                                                                  ==================     ==================


                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        1999                   1998
                                                                  ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                $         238,300       $         176,712

      Items not involving cash:
          Depreciation and amortization                                      92,682                  86,194
          Amortization of debt issue costs                                    7,437                   4,599
          Minority interest                                                   3,059                  78,189
          Gain on sale of assets                                           (335,117)               (332,026)
          Other non-cash items                                               17,248                   1,851
      Changes in working capital net                                          5,174                  23,046
                                                                 ------------------      ------------------

          Cash provided by operating activities                              28,783                  38,565
                                                                 ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                  (95,522)               (102,892)
      Additions to investments                                             (403,302)               (211,217)
      Acquisitions, net                                                     (38,415)               (307,134)
      Proceeds from disposal of investments                                 527,560                 600,222
      Other investing activities                                              6,027                   1,365
                                                                 ------------------      ------------------

          Cash used in investing activities                                  (3,652)                (19,656)
                                                                 ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                                        1,272,395                 355,743
      Repayments of long-term debt                                       (1,167,929)               (308,454)
      Payment of debt issue costs                                           (36,218)                   (877)
      Repurchase of common shares                                          (112,255)                 (1,671)
      Issue of Partnership units                                            154,648                       -
      Repurchase of common shares of a subsidiary                                 -                 (22,226)
      Redemption of preferred stock                                         (18,214)                      -
      Changes in amounts due to affiliates                                   34,831                  (7,821)
      Dividends to minority interests                                      (109,862)                 (3,025)
      Deemed dividend                                                        (6,201)                      -
      Cash dividends paid                                                   (49,454)                (52,773)
      Other financing activities                                             (5,601)                  2,660
                                                                 ------------------      ------------------

          Cash used in financing activities                                 (43,860)                (38,444)
                                                                 ------------------      ------------------

Effect of exchange rate changes on cash                                      22,104                   3,619
                                                                 ------------------      ------------------

Net increase (decrease) in cash                                               3,375                 (15,916)
Cash at beginning of period                                                  57,788                 107,384
                                                                 ------------------      ------------------

Cash at end of period                                             $          61,163       $          91,468
                                                                 ==================      ==================

Cash paid for interest                                            $         127,952       $          96,031
                                                                 ==================      ==================

Cash paid for taxes                                               $         134,810       $         114,323
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

         The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at September 30, 1999 owned approximately 42.1% of the combined equity ownership interest and approximately 76.7% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock in connection with the Company's remaining Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") or upon conversion of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and the Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock").

         All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------
                                                              Three months ended September 30, 1999

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders            $ (2,350)          101,851        $  (0.02)

Effect of dilutive securities
     None

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                              $ (2,350)          101,851        $  (0.02)
-------------------------------------------------------------------------------------------------------------------
                                                              Three months ended September 30, 1998

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders             $  (5,794)           98,017        $  (0.06)

Effect of dilutive securities
     None

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                               $  (5,794)           98,017        $  (0.06)
-------------------------------------------------------------------------------------------------------------------

In determining basic earnings per share for the three months ended September 30, 1999, earnings available to common stockholders were reduced by dividends on convertible preferred stock of $2,305,000 and dividends on Series E Preferred Stock of $131,000. For the three months ended September 30, 1998, earnings available to common stockholders were reduced by $20,909,000, which represents the conversion premium on the PRIDES exchange and by dividends on convertible preferred stock of $2,305,000 and dividends on Series D Preferred Stock of $109,000.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                              Nine months ended September 30, 1999

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders        $       231,254           104,241        $   2.22

Effect of dilutive securities
     Convertible preferred stock                                6,915             8,778
     Series E Preferred Stock                                     131               956
     HCPH Special Shares                                            -             5,501
     Stock options                                                  -               766

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $       238,300           120,242        $   1.98
-------------------------------------------------------------------------------------------------------------------
                                                              Nine months ended September 30, 1998

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Basic EPS
   Net income available to common stockholders        $       138,754            90,473        $   1.53

Effect of dilutive securities
     Convertible preferred stock                               16,421            20,998
     Series D Preferred Stock                                     628             5,056
     HCPH Special Shares                                            -             4,028
     Stock options                                                  -               602

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $       155,803           121,157        $   1.29
-------------------------------------------------------------------------------------------------------------------

In determining basic earnings per share for the nine months ended September 30, 1998, earnings available to common stockholders were reduced by $20,909,000, which represents the conversion premium on the PRIDES exchange.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 4 - HOLLINGER CANADIAN NEWSPAPERS LIMITED PARTNERSHIP

         On April 30, 1999, the Company announced the formation of Hollinger Canadian Newspapers Limited Partnership (the "Hollinger L.P."). The Hollinger L.P. has acquired Canadian community newspapers formerly owned and operated by Southam, UniMedia Inc. and Sterling Newspapers Company. The newspapers acquired include 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada. A Cdn.$200 million private placement was completed April 30, 1999 and private placement investors subsequently received 20 million partnership units of the Hollinger L.P.

         During July 1999 the Hollinger L.P. completed its initial public offering issuing 4 million units at Cdn.$10 per unit for total proceeds of Cdn.$40 million. All Partnership units, including the 20 million units issued through the April 30, 1999 private placement, are now listed on The Toronto Stock Exchange. After the initial public offering the Company continues to hold indirectly approximately 85% of the equity of the Hollinger L.P. The net proceeds of the offerings have been applied to reduce bank debt.

         The reduction in the Company's indirect ownership interest in Hollinger L.P. due to the sale of Partnership units resulted in recognition of dilution gains of $69.4 million and $8.4 million in the second and third quarter of 1999, respectively.

NOTE 5 - BANK CREDIT FACILITY

         On April 30, 1999, Hollinger International Publishing, Inc. ("Publishing") Hollinger Canadian Publishing Holdings Inc. ("HCPH"), the Telegraph Group Limited, Southam, HIF Corp. and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725,000,000 consisting of a $475,000,000 revolving credit line maturing on September 30, 2004 and a $250,000,000 term loan maturing on December 31, 2004. This facility replaces the existing Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

         On June 4, 1999 the revolving credit line was increased by $50,000,000. On September 30, 1999 the Restated Credit Facility was increased to $875,000,000 when the revolving credit line and the term loan were each increased by $50,000,000.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION

         The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. Southam, the Canadian Newspapers and the Hollinger L.P. make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:

--------------------------------------------------------------------------------------------------------------------

                                                          Three months ended September 30, 1999
                                       -----------------------------------------------------------------------------
                                                                                 U.K.       Canadian
                                                      Chicago    Community    Newspaper    Newspaper
                                                       Group       Group        Group        Group        Total
--------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)

     Revenues                                      $     96,479      20,298      127,434      255,004     $  499,215
--------------------------------------------------------------------------------------------------------------------

     Depreciation and amortization                 $      4,784       1,893        4,658       19,384     $   30,719
--------------------------------------------------------------------------------------------------------------------

     Operating income, excluding infrequent items  $      8,941       2,114        5,919        1,460     $   18,434
--------------------------------------------------------------------------------------------------------------------

     Equity in earnings (loss) of affiliates       $      (222)           -        (606)            9     $     (819)
--------------------------------------------------------------------------------------------------------------------


                                                           Nine months ended September 30, 1999
                                       -----------------------------------------------------------------------------
                                                                                 U.K.       Canadian
                                                      Chicago    Community    Newspaper    Newspaper
                                                       Group       Group        Group        Group        Total
--------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)

     Revenues                                      $    289,139      75,473      407,142      798,553   $  1,570,307
--------------------------------------------------------------------------------------------------------------------

     Depreciation and amortization                 $     14,484       7,198       14,326       56,674   $     92,682
--------------------------------------------------------------------------------------------------------------------

     Operating income, excluding infrequent items  $     30,954       7,275       51,995       54,423   $    144,647
--------------------------------------------------------------------------------------------------------------------

     Equity in earnings (loss) of affiliates       $      (434)           -         (606)         412   $       (628)
--------------------------------------------------------------------------------------------------------------------

     Total assets                                  $    454,183     162,033      620,151    2,094,701   $  3,331,068
--------------------------------------------------------------------------------------------------------------------

     Capital expenditures                          $     33,882       4,205        3,025       53,093   $     94,205
--------------------------------------------------------------------------------------------------------------------

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)





--------------------------------------------------------------------------------------------------------------------
                                                          Three months ended September 30, 1998
                                       -----------------------------------------------------------------------------
                                                                                U.K.       Canadian
                                                      Chicago    Community    Newspaper    Newspaper
                                                       Group       Group        Group        Group        Total
--------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
     Revenues                                       $  92,081     54,242      127,185       238,795     $ 512,303
--------------------------------------------------------------------------------------------------------------------

     Depreciation and amortization                  $   4,988      5,212        4,942        14,234     $  29,376
--------------------------------------------------------------------------------------------------------------------

     Operating income, excluding infrequent items   $   7,043      8,600        8,547        26,804     $  50,994
--------------------------------------------------------------------------------------------------------------------

     Equity in earnings (loss) of affiliates        $    (538)         -            -           -       $    (538)
--------------------------------------------------------------------------------------------------------------------

                                                           Nine months ended September 30, 1998
                                       -----------------------------------------------------------------------------
                                                                                 U.K.       Canadian
                                                      Chicago    Community    Newspaper    Newspaper
                                                       Group       Group        Group        Group        Total
--------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
     Revenues                                       $ 280,553    152,989      406,770       779,131     $1,619,443
--------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                  $  14,765     14,373       14,480        42,576     $   86,194
--------------------------------------------------------------------------------------------------------------------
     Operating income, excluding infrequent items   $  24,697     25,573       46,623       111,602     $  208,495
--------------------------------------------------------------------------------------------------------------------
     Equity in earnings (loss) of affiliates        $    (949)         -            -             -     $     (949)
--------------------------------------------------------------------------------------------------------------------
     Total assets                                   $ 425,900    413,178      697,495     1,568,731     $3,105,304
--------------------------------------------------------------------------------------------------------------------
     Capital expenditures                           $  53,544      7,295        6,049        33,688     $  100,576
--------------------------------------------------------------------------------------------------------------------

Capital  expenditures  for the corporate  entities were  $1,317,000  and  $2,316,000 for the nine months ended
September 30, 1999 and 1998, respectively.
--------------------------------------------------------------------------------------------------------------------
         Reconciliation of segment assets to total assets:
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                    1999                1998
--------------------------------------------------------------------------------------------------------------------
         Segment assets                                                        $ 3,331,068          $   3,105,304
         Corporate assets                                                          110,014                114,345
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                          $ 3,441,082          $   3,219,649
====================================================================================================================

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7 - STOCK REPURCHASES

     During the third quarter 1999, the Company continued to repurchase shares of Class A Common Stock on the open market. The Company has purchased in 1999 8,978,600 shares of Class A Common Stock for total consideration of $112.3 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Company's U.S. community newspapers, operating in 12 states, and Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. ("Southam"), the Canadian Newspapers and the Hollinger Canadian Newspapers Limited Partnership ("Hollinger L.P.").

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

On April 30, 1999, Hollinger International Publishing Inc. ("Publishing"), Hollinger Canadian Publishing Holdings Inc. ("HCPH"), Telegraph Group Limited, Southam, HIF Corp. and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaces the existing Bank Credit Facility. On June 4, 1999, the revolving credit line was increased by $50.0 million. On September 30, 1999, the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million

On April 30, 1999, the Company announced the formation of Hollinger L.P. Hollinger L.P. has acquired Canadian community newspapers formerly owned and operated by Southam, UniMedia Inc. and Sterling Newspapers Company. The newspapers acquired include 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada.

A Cdn.$200 million private placement was completed on April 30, 1999 and private placement investors subsequently received 20 million partnership units of Hollinger L.P. During July 1999 Hollinger L.P. completed its initial public offering issuing 4 million units at Cdn.$10 per unit for total proceeds of Cdn.$ 40 million. All Partnership units, including the 20 million units issued through the April 30, 1999 private placement, are now listed on The Toronto Stock Exchange. After the initial public offering, the Company continues to hold indirectly approximately 85% of the equity of the Hollinger L.P. The net proceeds of the offerings were applied to reduce bank debt.

CONSOLIDATED RESULTS OF OPERATIONS

Third quarter 1999 net earnings were $86,000 or a loss of $0.02 per share compared to net earnings of $17.5 million or a loss of $0.06 per share in 1998. Net earnings for the nine months ended September 30, 1999 were $238.3 million or $2.22 per share compared to $176.7 million or $1.53 per share in 1998. Earnings before extraordinary items for the nine months ended September 30, 1999 were $243.5 million or $2.27 per share compared to $181.8 million or $1.59 per share in 1998. The extraordinary item in 1999 represents the write-off of previously deferred financing fees related to the early retirement of a bank credit facility. The extraordinary item in 1998 represents the make-whole premium that was paid in conjunction with retiring the AP-91 Senior Notes. For the 1998 earnings per share calculation earnings available to common shareholders were reduced by $20,909,000, which represents the conversion premium on the PRIDES exchange.

There were a number of infrequent and non-recurring items in both years affecting the results. Infrequent and non-recurring items in both the third quarter of 1999 and the nine months ended September 30, 1999 primarily include the gains on sale of assets and a gain resulting from the issuance of Partnership units. Infrequent and non-recurring items in the third quarter of 1998 primarily included the gain on sale of assets. Infrequent and non-recurring items for the nine months ended September 30, 1998, included the gains on sale of assets, loss on disposal of assets, and redundancy costs. Net earnings excluding the infrequent and non-recurring items amounted to a loss of $11.5 million or loss of 14 cents per share in the third quarter of 1999 compared to income of $10.8 million or 9 cents per share in the third quarter of 1998. Net earnings excluding infrequent and non-recurring items for the nine months ended September 30, 1999 were $29.7 million or 22 cents per share compared to $55.9 million or 43 cents per share in 1998. This includes the deduction in 1999 of operating losses at the National Post.

There are two significant factors that have affected the reported earnings for the quarter compared to last year.

     There have been sales of Community Group newspapers in 1998 and 1999. Included in results for the third quarter and first nine months of 1998 were $36.1 million of revenue and $10.7 million of EBITDA and $100.3 million of revenue and $30.1 million of EBITDA, respectively, related to newspapers that were subsequently sold. Included in revenue and EBITDA for the nine months ended September 30, 1999 were $17.3 million and $2.9 million, respectively, related to newspapers that were subsequently sold.

     Another major element was the start-up in October 1998 of the new National Post. The EBITDA loss from the National Post was $14.1 million for the third quarter of 1999 and $37.6 million for the nine months ended September 30, 1999. This loss is greater than initially expected because circulation has been higher than expected without, yet, delivering the inevitable advertising revenues. NAD Bank (National Audience Databank -- an independent national readership survey) Canadian circulation statistics which were released at the end of October are expected to boost advertising revenues at the National Post starting in the fourth quarter 1999. In addition, four newspapers that were sold as part of the purchase of the Financial Post added Cdn.$0.4 million and Cdn.$9.0 million to EBITDA in the third quarter and first nine months of 1998.

Operating revenue for the third quarter of 1999 was $499.2 million compared to $512.3 million in 1998, a decrease of 2.6%. Operating revenue for the nine months ended September 30, 1999 was $1,570.3 million compared to $1,619.4 million in 1998. EBITDA for the third quarter of 1999 was $48.7 million compared to $79.4 million in 1998 and for the nine months ended September 30, 1999 EBITDA was $236.0 million compared to $293.0 million in the same period of 1998.

Operating income was $18.0 million in the third quarter of 1999 compared to $50.0 million for the same period in 1998 and $143.3 million for the first nine months of 1999 compared to $206.8 million in 1998.

The decrease in newsprint expense is due primarily to price decreases with prices decreasing by 14% at the Chicago Sun-Times and 16% at the Community Group during the third quarter of 1999 compared to the same period in 1998. However, decreases in prices were offset by increases in volume at the Canadian Group due to the startup of the National Post during the fourth quarter in 1998 and at The Daily Telegraph due to of the introduction of new sections. The same factors were applicable to the decrease in newsprint expense for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in other operating costs in 1999 is primarily due to costs at the National Post and higher editorial expenditures at The Daily Telegraph related to the new sections.

Depreciation increased 3.9% and 4.9%, respectively, for the third quarter and first nine months of 1999 compared to the respective periods in the prior year. Amortization increased 5.3% in the third quarter of 1999 and 10.4% for the nine months ended September 30, 1999 compared to the same periods in the prior year. A decrease in depreciation and amortization from the sales of newspapers at the Community Group and Canadian Newspaper Group was offset by increased depreciation and amortization related to the acquisition of the Financial Post, increased depreciation from a new press plant at Southam that was put into operation in stages starting in late 1997 and continuing throughout 1999 and increased amortization from the acquisition of the Southam minority shares in August 1998 and January and February 1999.

Interest expense increased $6.2 million to $32.8 million for the third quarter of 1999 from $26.6 million in 1998 and increased $18.9 million to $97.3 million for the nine months ended September 30, 1999 from the same period in 1998. The increase in interest expense was primarily due to additional debt related to the January 1999 acquisition of 29.0% of Southam.

Other income for the first nine months of both 1999 and 1998 primarily consists of gains on the sale of the U.S. community newspapers, gains on asset sales in Canada and the gains resulting from the issuance of Partnership units.

Minority interest in 1999 primarily represents the minority's share of net earnings of Hollinger L.P. Minority interest in 1998 represents the minority's share of the net earnings of Southam. The decrease in minority interest is due to the acquisition of the remaining minority shares of Southam in January and February 1999.




                                                     Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                                   ----------------------------------       ----------------------------------
                                                        1999               1998                  1999               1998
                                                   ---------------    ---------------       ---------------    ---------------
                                                       Amount             Amount                Amount             Amount
                                                   ---------------    ---------------       ---------------    ---------------
                                                     (dollar amounts in thousands)            (dollar amounts in thousands)
Operating revenues:
     Chicago Group                                      $  96,479         $   92,081            $  289,139         $  280,553
     Community Group                                       20,298             54,242                75,473            152,989
     U.K. Newspaper Group                                 127,434            127,185               407,142            406,770
     Canadian Newspaper Group                             255,004            238,795               798,553            779,131
                                                   ---------------    ---------------       ---------------    ---------------

Total operating revenue                                $  499,215         $  512,303           $ 1,570,307        $ 1,619,443
                                                   ===============    ===============       ===============    ===============

Operating income, excluding infrequent items:
     Chicago Group                                      $   8,941          $   7,043            $   30,954         $   24,697
     Community Group                                        2,114              8,600                 7,275             25,573
     U.K. Newspaper Group                                   5,919              8,547                51,995             46,623
     Canadian Newspaper Group                               1,460             26,804                54,423            111,602
                                                   ---------------    ---------------       ---------------    ---------------

Total operating income, excluding infrequent
   items                                               $   18,434         $   50,994            $  144,647         $  208,495
                                                   ===============    ===============       ===============    ===============

EBITDA, excluding infrequent items:
     Chicago Group                                     $   13,725         $   12,031            $   45,438         $   39,462
     Community Group                                        4,007             13,812                14,473             39,946
     U.K. Newspaper Group                                  10,577             13,489                66,321             61,103
     Canadian Newspaper Group                              20,844             41,038               111,097            154,178
                                                   ---------------    ---------------       ---------------    ---------------

Total EBITDA, excluding infrequent items               $   49,153          $  80,370            $  237,329         $  294,689
                                                   ===============    ===============       ===============    ===============

Operating revenues:
     Chicago Group                                          19.3%              18.0%                 18.4%              17.4%
     Community Group                                         4.1%              10.6%                  4.8%               9.4%
     U.K. Newspaper Group                                   25.5%              24.8%                 25.9%              25.1%
     Canadian Newspaper Group                               51.1%              46.6%                 50.9%              48.1%
                                                   ---------------    ---------------       ---------------    ---------------

Total operating revenue                                    100.0%             100.0%                100.0%             100.0%
                                                   ===============    ===============       ===============    ===============

Operating income:
     Chicago Group                                          48.5%              13.8%                 21.4%              11.8%
     Community Group                                        11.5%              16.9%                  5.0%              12.3%
     U.K. Newspaper Group                                   32.1%              16.8%                 36.0%              22.4%
     Canadian Newspaper Group                                7.9%              52.5%                 37.6%              53.5%
                                                   ---------------    ---------------       ---------------    ---------------

Total operating income                                     100.0%             100.0%                100.0%             100.0%
                                                   ===============    ===============       ===============    ===============

EBITDA:
     Chicago Group                                          27.9%              14.9%                 19.2%              13.4%
     Community Group                                         8.2%              17.2%                  6.1%              13.6%
     U.K. Newspaper Group                                   21.5%              16.8%                 27.9%              20.7%
     Canadian Newspaper Group                               42.4%              51.1%                 46.8%              52.3%
                                                    --------------    ---------------       ---------------    ---------------

Total EBITDA                                               100.0%             100.0%                100.0%             100.0%
                                                   ===============    ===============       ===============    ===============

EBITDA Margin:
     Chicago Group                                          14.2%              13.1%                 15.7%              14.1%
     Community Group                                        19.7%              25.5%                 19.2%              26.1%
     U.K. Newspaper Group                                    8.3%              10.6%                 16.3%              15.0%
     Canadian Newspaper Group                                8.2%              17.2%                 13.9%              19.8%

Total EBITDA Margin                                          9.8%              15.7%                 15.1%              18.2%



                                                      Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                                    ----------------------------------       ----------------------------------
                                                         1999               1998                  1999               1998
                                                    ---------------    ---------------       ---------------    ---------------
                                                        Amount             Amount                Amount             Amount
                                                    ---------------    ---------------       ---------------    ---------------
                                                      (dollar amounts in thousands)            (dollar amounts in thousands)
Chicago Group
   Operating revenue
     Advertising                                        $   72,509         $   68,373            $  216,797         $  207,621
     Circulation                                            20,128             20,273                60,800             62,391
     Job printing and other                                  3,842              3,435                11,542             10,541
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating revenue                                  96,479             92,081               289,139            280,553
                                                    ---------------    ---------------       ---------------    ---------------

   Operating costs
     Newsprint                                              15,807             17,360                50,039             52,113
     Compensation costs                                     37,385             36,784               110,776            109,785
     Other operating costs                                  29,562             25,906                82,886             79,193
     Depreciation and amortization                           4,784              4,988                14,484             14,765
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating costs                                    87,538             85,038               258,185            255,856
                                                    ---------------    ---------------       ---------------    ---------------
   Operating income, excluding infrequent items         $    8,941         $    7,043            $   30,954         $   24,697
                                                    ===============    ===============       ===============    ===============

Community Group
   Operating revenue
     Advertising                                        $   11,926         $   35,049            $   44,994         $   97,274
     Circulation                                             5,898             12,760                20,791             36,237
     Job printing and other                                  2,474              6,433                 9,688             19,478
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating revenue                                  20,298             54,242                75,473            152,989
                                                    ---------------    ---------------       ---------------    ---------------

   Operating costs
     Newsprint                                               1,895              6,022                 7,552             17,242
     Compensation costs                                      7,319             18,291                28,151             51,926
     Other operating costs                                   7,077             16,117                25,297             43,875
     Depreciation and amortization                           1,893              5,212                 7,198             14,373
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating costs                                    18,184             45,642                68,198            127,416
                                                    ---------------    ---------------       ---------------    ---------------
   Operating income, excluding infrequent items         $    2,114         $    8,600            $    7,275         $   25,573
                                                    ===============    ===============       ===============    ===============
U.K. Newspaper Group
   Operating revenue
     Advertising                                        $   81,604         $   80,586            $  269,133         $  270,542
     Circulation                                            39,363             41,251               118,775            121,646
     Job printing and other                                  6,467              5,348                19,234             14,582
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating revenue                                 127,434            127,185               407,142            406,770
                                                    ---------------    ---------------       ---------------    ---------------

   Operating costs
     Newsprint                                              23,466             24,729                72,728             76,699
     Compensation costs                                     22,660             20,203                67,343             65,013
     Other operating costs                                  70,731             68,764               200,750            203,955
     Depreciation and amortization                           4,658              4,942                14,326             14,480
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating costs                                   121,515            118,638               355,147            360,147
                                                    ---------------    ---------------       ---------------    ---------------
   Operating income, excluding infrequent items         $    5,919         $    8,547            $   51,995         $   46,623
                                                    ===============    ===============       ===============    ===============

Canadian Newspaper Group
   Operating revenue
     Advertising                                        $  186,526         $  174,917            $  593,312         $  577,676
     Circulation                                            54,867             54,261               164,933            167,389
     Job printing and other                                 13,611              9,617                40,308             34,066
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating revenue                                 255,004            238,795               798,553            779,131
                                                    ---------------    ---------------       ---------------    ---------------

   Operating costs
     Newsprint                                              35,531             33,220               103,955            107,338
     Compensation costs                                    104,579             96,465               311,130            297,110
     Other operating costs                                  94,050             68,072               272,371            220,505
     Depreciation and amortization                          19,384             14,234                56,674             42,576
                                                    ---------------    ---------------       ---------------    ---------------
   Total operating costs                                   253,544            211,991               744,130            667,529
                                                    ---------------    ---------------       ---------------    ---------------
   Operating income, excluding infrequent items         $    1,460         $   26,804            $   54,423         $  111,602
                                                    ===============    ===============       ===============    ===============




                                                      Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                                    ----------------------------------       ----------------------------------
                                                         1999               1998                  1999               1998
                                                    ---------------    ---------------       ---------------    ---------------
                                                      Percentage         Percentage            Percentage         Percentage
                                                    ---------------    ---------------       ---------------    ---------------
Chicago Group
   Operating revenue
     Advertising                                             75.2%              74.3%                  75.0%             74.0%
     Circulation                                             20.9%              22.0%                  21.0%             22.2%
     Job printing and other                                   3.9%               3.7%                   4.0%              3.8%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating revenue                                  100.0%             100.0%                 100.0%            100.0%
                                                    ---------------    ---------------       ----------------   ---------------

   Operating costs
     Newsprint                                               16.4%              18.9%                  17.3%             18.6%
     Compensation costs                                      38.7%              39.9%                  38.3%             39.1%
     Other operating costs                                   30.6%              28.1%                  28.7%             28.2%
     Depreciation and amortization                            5.0%               5.4%                   5.0%              5.3%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating costs                                     90.7%              92.3%                  89.3%             91.2%
                                                    ---------------    ---------------       ----------------   ---------------
   Operating income, excluding infrequent items               9.3%               7.7%                  10.7%              8.8%
                                                    ===============    ===============       ================   ===============

Community Group
   Operating revenue
     Advertising                                             58.7%              64.6%                  59.7%             63.6%
     Circulation                                             29.1%              23.5%                  27.5%             23.7%
     Job printing and other                                  12.2%              11.9%                  12.8%             12.7%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating revenue                                  100.0%             100.0%                 100.0%            100.0%
                                                    ---------------    ---------------       ----------------   ---------------

   Operating costs
     Newsprint                                                9.3%              11.1%                  10.0%             11.3%
     Compensation costs                                      36.1%              33.7%                  37.3%             33.9%
     Other operating costs                                   34.9%              29.7%                  33.5%             28.7%
     Depreciation and amortization                            9.3%               9.6%                   9.5%              9.4%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating costs                                     89.6%              84.1%                  90.3%             83.3%
                                                    ---------------    ---------------       ----------------   ---------------

   Operating income, excluding infrequent items              10.4%              15.9%                   9.7%             16.7%
                                                    ===============    ===============       ================   ===============

U.K. Newspaper Group
   Operating revenue
     Advertising                                             64.0%              63.4%                  66.1%             66.5%
     Circulation                                             30.9%              32.4%                  29.2%             29.9%
     Job printing and other                                   5.1%               4.2%                   4.7%              3.6%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating revenue                                  100.0%             100.0%                 100.0%            100.0%
                                                    ---------------    ---------------       ----------------   ---------------

   Operating costs
     Newsprint                                               18.4%              19.4%                  17.9%             18.9%
     Compensation costs                                      17.8%              15.9%                  16.5%             16.0%
     Other operating costs                                   55.5%              54.1%                  49.3%             50.1%
     Depreciation and amortization                            3.7%               3.9%                   3.5%              3.6%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating costs                                     95.4%              93.3%                  87.2%             88.6%
                                                    ---------------    ---------------       ----------------   ---------------

   Operating income, excluding infrequent items               4.6%               6.7%                  12.8%             11.4%
                                                    ===============    ===============       ================   ===============

Canadian Newspaper Group
   Operating revenue
     Advertising                                             73.2%              73.2%                  74.3%             74.1%
     Circulation                                             21.5%              22.8%                  20.7%             21.5%
     Job printing and other                                   5.3%               4.0%                   5.0%              4.4%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating revenue                                  100.0%             100.0%                 100.0%            100.0%
                                                    ---------------    ---------------       ----------------   ---------------

   Operating costs
     Newsprint                                               13.9%              13.9%                  13.0%             13.8%
     Compensation costs                                      41.0%              40.4%                  39.0%             38.1%
     Other operating costs                                   36.9%              28.5%                  34.1%             28.3%
     Depreciation and amortization                            7.6%               6.1%                   7.1%              5.6%
                                                    ---------------    ---------------       ----------------   ---------------
   Total operating costs                                     99.4%              88.9%                  93.2%             85.8%
                                                    ---------------    ---------------       ----------------   ---------------

   Operating income, excluding infrequent items               0.6%              11.1%                   6.8%             14.2%
                                                    ===============    ===============       ================   ===============


GROUP OPERATING RESULTS


CHICAGO GROUP

Revenue for the Chicago Group was $96.5 million for the third quarter of 1999, an increase of 4.8% over 1998. Revenue for the nine months ended September 30, 1999 compared to 1998 increased 3.1% to $289.1 million. Advertising revenue for the third quarter and first nine months of 1999 increased 6.0% and 4.4%, respectively over the same period in the prior year. Classified advertising showed the largest increases followed by national advertising. Circulation revenue for the third quarter and first nine months of 1999 decreased 0.7% and 2.6%, respectively from the same periods in the prior year. The third quarter decrease is due to volume decreases while the year to date decrease is primarily a result of both unusual competitive pricing in the market and a decrease in volume.

EBITDA, excluding infrequent items, in the third quarter of 1999 increased 14.1% over 1998. EBITDA, excluding infrequent items, for the nine months ended September 30, 1999 was $45.4 million, an increase of 15.1% over 1998. Operating income, excluding infrequent items, for the third quarter and first nine months of 1999 increased 26.9% and 25.3%, respectively, over the same periods in the prior year. The increases in EBITDA and operating income are primarily due to increased revenue and lower average newsprint prices. Newsprint prices in the third quarter of 1999 declined approximately 14% at the Chicago Sun-Times compared to the same period in the prior year. Other operating costs, excluding infrequent items, as a percentage of revenues were 30.6% for the third quarter of 1999 compared to 28.1% in 1998. The increase is due in part to the timing of promotional expenditures. Other operating costs, excluding infrequent items, as a percentage of revenues for the nine months ended September 30, 1999 were 28.7% compared to 28.2% for the respective period in 1998.

COMMUNITY GROUP

The overall decrease in Community Group operating revenues, EBITDA and operating income is due to the sales of community newspapers during both 1999 and 1998. Revenue attributable to the newspapers sold was $17.3 million for the nine months ended September 30, 1999 and $100.3 million in 1998. On a "same store" basis, the Community Group revenues and EBITDA were $12.8 million and $3.4 million for the third quarter of 1999 compared to $12.7 million and $2.9 million in 1998. For the nine months ended September 30, 1999, on a "same store" basis, the Community Group revenue and EBITDA were $37.5 million and $10.1 million compared to $37.0 million and $8.7 million in 1998. This improvement results from slightly increased revenue, as well as a 16% reduction in newsprint prices during the third quarter of 1999 versus the same period in 1998. The nine-month period improvement is driven by the same factors.

U.K. NEWSPAPER GROUP

Third quarter operating revenue for the U.K. Newspaper Group was $127.4 million in 1999 compared to $127.2 million in 1998. Operating revenue for the nine months ended September 30, 1999 was $407.1 million compared to $406.8 million in 1998. The results were affected by fluctuations in foreign exchange rates. In pounds sterling, operating revenue for the third quarter of 1999 increased 3.5% and for the nine months ended September 30, 1999 increased 2.4%. Revenue increased primarily due to increased advertising revenue in all areas except recruitment. Other operating revenue, in pounds sterling, increased 25.2% for the third quarter 1999 and 35.3% for the first nine months of 1999 both compared to 1998. The increases are primarily due to increased revenue from Telegraph Enterprises, a division of Telegraph Group Limited, which uses the Telegraph brand to facilitate sales of goods and services to readers.

EBITDA, when expressed in pounds sterling, decreased 18.5% for the third quarter 1999 from 1998. The decrease in EBITDA is primarily due to the timing of promotional expenditures and additional editorial costs for new sections. For the nine months ended September 30, 1999, EBITDA in pounds sterling increased 11.1%. Newsprint expense decreased in the third quarter and first nine months of 1999 both compared with 1998 primarily due to lower newsprint prices. For the third quarter and the nine months ended September 30, compensation costs, as a percentage of revenues, were 17.8% and 16.5%, respectively in 1999 compared to 15.9% and 16.0%, respectively, in 1998. The increase in compensation costs is primarily due to additional editorial staff added for the new sections and for product improvement. Other operating costs as a percentage of revenues increased to 55.5% for the third quarter of 1999 from 54.1% in 1998. Other operating costs as a percentage of revenues decreased to 49.3% for the nine months ended September 30, 1999 from 50.1% in 1998. The fluctuation in other operating costs is due to the timing of promotional expenditures and the additional editorial costs.


CANADIAN NEWSPAPER GROUP

Third quarter operating revenue for the Canadian Newspaper Group was $255.0 million in 1999 compared to $238.8 million in 1998. Operating revenue for the nine months ended September 30, 1999 was $798.6 million compared to $779.1 million in 1998. EBITDA, excluding infrequent items, for the third quarter and first nine months of 1999 was $20.8 million and $111.1 million, respectively, compared to $41.0 million and $154.2 million, respectively, in 1998. Operating income, excluding infrequent items, for the third quarter and first nine months of 1999 was $1.5 million and $54.4 million, respectively, compared to $26.8 million and $111.6 million, respectively, in 1998.

The reported operating results for 1999 and 1998 are not readily comparable as a result of acquisitions, a start-up and disposals in 1998. 1998 included the results of operations in Hamilton, Kitchener, Cambridge, Guelph, Medicine Hat and at American Trucker, which were sold during 1998. In addition, 1999 includes the results of the Victoria newspaper acquired in 1998 and the National Post, which commenced operating in October 1998.

On a "same store" basis, the third quarter 1999 operating revenue was $228.6 million compared to $213.4 million in 1998, an increase of 7.1% and third quarter 1999 EBITDA was $37.4 million compared to $38.8 million in 1998. On a "same store" basis, for the nine months ended September 30, 1999 operating revenue was $711.7 million compared to $697.3 million in 1998, an increase of 2.1% and EBITDA was $144.6 million compared to $141.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES


WORKING CAPITAL

Working capital consists of current assets less current liabilities. At September 30, 1999, there was a working capital deficiency of $181.7 million compared to a deficiency of $141.7 million at December 31, 1998. Current assets were $405.7 million at September 30, 1999 compared with $469.9 million at December 31, 1998. Current liabilities, excluding debt obligations, were $444.2 million at September 30, 1999, compared with $509.9 million at December 31, 1998. The decrease in current liabilities is primarily due to a reduction in accrued expenses resulting from the payment of the special dividend by Southam offset, in part, by the tax provided on the gain related to the sales of the community newspapers.


DEBT

Long-term debt, including the current portion, was $1.63 billion at September 30, 1999 compared with $1.50 billion at December 31, 1998. The increase is primarily due to additional debt incurred to purchase the 29.0% minority in Southam, payment of the Southam special dividend and share repurchases offset by the proceeds on the sales of community newspaper properties and the proceeds from the sale of Partnership units.



BANK CREDIT FACILITY

On April 30, 1999, Publishing, HCPH, the Telegraph Group Limited, Southam, HIF Corp. and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaced the existing Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the borrowers, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

On June 4, 1999 the revolving credit line was increased by $50.0 million. On September 30, 1999 the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million.

EBITDA

EBITDA, which represents the Company's earnings before interest expense, amortization of debt issue costs, interest income, income taxes, depreciation and amortization, minority interest, other income and extraordinary items was $48.7 million for the third quarter of 1999 compared with $79.4 million for the third quarter 1998 and $236.0 million for the nine months ended September 30, 1999 compared to $293.0 million in 1998. The significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization have reduced net earnings, but have not affected EBITDA. When acquisitions, dispositions, and the start-up of the National Post are excluded, EBITDA on a "same store" basis would have been $65.7 million for the third quarter of 1999 compared to $67.2 million in 1998 and $267.7 million for the nine months ended September 30, 1999 compared to $250.7 million in 1998.

CASH FLOWS

Cash flows from operating activities were $28.8 million for the nine months ended September 30, 1999, compared with $38.6 million in 1998.

Cash flows used in investing activities were $3.7 million in 1999 and $19.7 million in 1998. Both years had large cash inflows from the sale of community newspapers. The inflows in 1999 were offset by the acquisition of the remaining interest in Southam. The acquisition of the Financial Post and the acquisition of additional shares of Southam offset the inflows in 1998.

Cash flows used in financing activities were $43.9 million in 1999 and $38.4 million in 1998.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING

The Chicago Group, Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Bank Credit Facilities.


DIVIDENDS AND OTHER COMMITMENTS

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. At September 30, 1999, the total amount of funds that would be unrestricted for the payment of dividends by Publishing under its debt instruments would, under the more restrictive provisions, have been approximately $275.3 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to September 30, 1999: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries;
(ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) one third of Publishing's share of net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; and (iv) $270 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

     YEAR 2000 The Company has analyzed its internally developed and purchased software that utilize embedded date codes. Such embedded date codes may experience operating problems with respect to dates on or after January 1, 2000, the so-called Year 2000 problem. A corporate-wide task force was formed, with all major business segments involved. Exposure to this issue differs considerably from subsidiary to subsidiary. The Company has already made all of the necessary significant modifications, has tested extensively and will continue to test systems. Community Group modifications and testing are almost complete, while at the Chicago Group, primarily the Chicago Sun-Times, the significant portion of the necessary changes were completed during the third quarter of 1999 with final testing and verification to be completed during the fourth quarter of 1999. Within the U.K. Newspaper Group and the Canadian Newspaper Group, critical systems have been modified or replaced and individual systems testing and verification are underway. The Company's most reasonably likely worst case Year 2000 scenario is that the Company would incur additional costs and lose some timeliness in producing some newspapers; however, the Company believes that it will be able to produce all of its newspapers without interruption. Because the Company's systems are not integrated, the Company is preparing to handle the worst case scenario on a case by case basis and has and will be developing contingency plans related thereto. The Company continues to communicate with key suppliers, most notably newsprint vendors, and others with whom we do business to ensure they are Year 2000 compliant. The Company presently believes that, the Year 2000 problem will not pose significant operational difficulties for the Company. It is not anticipated that any remaining software modifications or replacements will have a material effect on the Company's financial statements or results of operations taken as a whole. The Company estimates that the total cost of Year 2000 remediation, including costs of modifying software and hiring Year 2000 solution providers will not exceed $16.0 million, of which approximately $14.0 million, was expended by the end of the third quarter 1999. Funding for remediation efforts has and will continue to be generated from normal operations. No other information technology projects have been materially deferred or delayed due to Year 2000 efforts.

OTHER

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on Form 10-K for a discussion of factors that may affect such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        NEWSPRINT Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $234.3 million in 1999 and $253.4 million in 1998. Management believes that while newsprint prices could show wide price variations in the future, they will be more stable than they were a few years ago. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the nine months ended September 30, 1999 and based on properties and ownership levels at September 30, 1999, a change in the price of newsprint of $50 per ton would increase or decrease year to date net earnings by about $13.6 million.

        INFLATION During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom and Canada.

        INTEREST RATES The Company has significant debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at September 30, 1999 which is subject to floating interest rates and September 30, 1999 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company's year to date net earnings by approximately $3.8 million. The Company has $1.62 billion of interest bearing debt at September 30, 1999 of which approximately 50% was floating rate.

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


                                                        Actual Average
                                                          1999 Rate                     Increase/Decrease
----------------------------------------------------------------------------------------------------------
         United Kingdom                                    $1.61/(pound)                     $900,000
         Canada                                            $0.67/Cdn.$                      $3,400,000
----------------------------------------------------------------------------------------------------------

        ELECTRONIC MEDIA Management holds the view that newspapers will continue to be an important business segment. Alternate forms of information delivery, advertising sales and e-commerce, that could impact newspapers continue to be actively explored throughout the world and the management of the Company is closely monitoring the situation to ensure that we will be in a position to continue to take advantage of technology changes as they occur. It is our view that our franchises are very strong and will continue to be viable revenue generators whether or not the product continues to be delivered on paper. Among educated and affluent people, indications are that strong newspaper readership will continue. There has been and, we expect, will continue to be a shift in readership away from evening or all day reading to mornings or weekends, but we expect our readers will continue to read newspapers. To the extent that readers seek alternate means of delivery to newsprint, as we have already demonstrated with our on-line leadership in several countries, we will endeavor to provide it. In addition to the strength of many of our newspaper titles, management believes that we will have the ability to leverage those strengths into profitable joint ventures and other opportunities in the electronic media area.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


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

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant

Date:  November 12, 1999                     By: /s/ J. A. Boultbee
                                             ---------------------------------
                                             J. A. Boultbee
                                             Executive Vice President

                                             By: /s/ Cindy Horowitz
                                             ---------------------------------
                                             Cindy Horowitz
                                             Executive Vice President and
                                             Chief Financial Officer