Form 10-K
period 1999-12-31
HOLLINGER INTERNATIONAL INC
filed 2000-03-30
CIK 868512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the Fiscal Year ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                  For the transition period from _____ to _____
                           Commission File No. 0-24004

                          HOLLINGER INTERNATIONAL INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      95-3518892
             --------                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


401 North Wabash Avenue, Suite 740, Chicago, Illinois                 60611
-----------------------------------------------------                 -----
      (Address of Principal Executive Office)                       (Zip Code)

        Registrant's telephone number, including area code (312) 321-2299

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class:                                          Name of each exchange on which registered:
--------------------                                          ------------------------------------------
Class A Common Stock par value $.01 per share                 New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2006                     New York Stock Exchange
8 5/8% Senior Notes due 2005                                  New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2007                     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Class A Common Stock held by non-affiliates as of March 20,2000, was approximately $726,102,000. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

         The number of outstanding shares of each class of the registrant's common stock as of March 20, 2000, was as follows: 86,749,943 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                                                   Location
--------                                                                                                   --------
Proxy Statement for 2000 Annual Meeting of Stockholders filed pursuant to
Regulation 14A under the Securities Exchange Act of 1934...................................................Part III

                          HOLLINGER INTERNATIONAL INC.
                                 1999 FORM 10-K

                                 --------------


                                                       PART I                                                  PAGE
                                                                                                               ----
Item 1.    Business.......................................................................................        1
Item 2.    Properties.....................................................................................       18
Item 3.    Legal Proceedings..............................................................................       19
Item 4.    Submission of Matters to a Vote of Security Holders............................................       19


                                                       PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters..........................................................................       22
Item 6.    Selected Financial Data........................................................................       23
Item 7.    Management's Discussion and  Analysis of Financial Condition
             and Results of Operations....................................................................       25
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk......................................       39
Item 8.    Financial Statements and Supplementary Data....................................................       41
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................................................       41


                                                      PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................       42
Item 11.   Executive Compensation.........................................................................       42
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................       42
Item 13.   Certain Relationships and Related Transactions.................................................       42


                                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................       43

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Hollinger International Inc. (the "Company"), through subsidiaries and affiliated companies, is one of the leading publishers of English-language newspapers in the United States, the United Kingdom, Canada and Israel. In addition, the Company has web-sites supporting each of its major newspapers and is continuing to develop a strategic on-line new media presence. Included among the 77 paid daily newspapers, which at December 31, 1999, the Company owned or had an interest in, are the Chicago Sun-Times, The Daily Telegraph, the Ottawa Citizen, The Jerusalem Post and the National Post. These 77 newspapers had a worldwide daily combined circulation of approximately 4,015,000. In addition, the Company owned or had an interest in 302 non-daily newspapers as well as magazines and other publications. The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers. Since the Company's formation in 1986, the existing senior management team has acquired over 300 newspapers and related publications (net of dispositions) in the United States, The Daily Telegraph in the United Kingdom, The Jerusalem Post in Israel, and has made significant investments in newspapers in Canada, including the acquisition of Southam Inc. ("Southam"), Canada's largest newspaper publisher and the acquisition of the Canadian Newspapers in 1997 from Hollinger Inc.

         The operations of the Company consist of its Chicago Group, Community Group, U.K. Newspaper Group, and Canadian Newspaper Group, which accounted for 18%, 4%, 26% and 52%, respectively, of the Company's total operating revenues of $2,147.4 million for the year ended December 31, 1999.

         Unless the context requires otherwise, all references herein to the "Company" mean Hollinger International Inc., its predecessors and combined subsidiaries, "Publishing" refers to Hollinger International Publishing Inc. and "Hollinger Inc." refers to Hollinger Inc.

         CHICAGO GROUP

         The Company's Chicago Group consists of three daily and 77 non-daily newspapers including the Chicago Sun-Times, the eighth largest circulation metropolitan daily newspaper in the United States, the Post Tribune in Gary, Indiana and the Daily Southtown. The Chicago Sun-Times is published in a tabloid format and has become Chicago's best read newspaper, attracting some 1,684,000 readers every day. The suburban papers include Pioneer Newspapers Inc. ("Pioneer Press") which currently publishes 48 weekly newspapers in Chicago's north and northwest suburbs, and Midwest Suburban Publishing Inc. ("Midwest Suburban Publishing") which currently publishes the Daily Southtown, one weekly newspaper, 20 biweekly newspapers and two free distribution papers in Chicago's south and southwest suburbs. The Chicago Group also publishes Digital Chicago magazine and in 1999 added Digital New York which appears both on newsstands and on-line.

         COMMUNITY GROUP

         The Community Group consists of 46 newspapers and related publications. At December 31, 1999, the Community Group published 13 daily newspapers with a total paid circulation of approximately 144,000, 9 paid non-daily newspapers with a combined paid circulation of approximately 115,000 and 24 free circulation publications with a combined circulation of approximately 315,000. For accounting and management purposes, the Community Group also includes the Company's wholly-owned subsidiary ("Jerusalem Post") which publishes The Jerusalem Post, Israel's most important English-language daily newspaper, with a paid daily circulation of approximately 14,000. The related weekend edition of The Jerusalem Post, including the English and French-language international weekly editions, have a combined paid circulation of approximately 109,000.

         U.K. NEWSPAPER GROUP

         The Company's U.K. Newspaper Group consists of its wholly owned subsidiary, The Telegraph Group Limited and its consolidated subsidiaries ("The Telegraph"). The Telegraph publishes The Daily Telegraph which was launched in 1855. The Telegraph also publishes The Sunday Telegraph, The Weekly Telegraph, the Electronic Telegraph and The Spectator magazine. The Daily Telegraph is the largest circulation quality daily newspaper in the United Kingdom with an average daily circulation of approximately 1,038,000, representing a 37% share of the quality daily newspaper market. The Daily Telegraph's Saturday edition has the highest average daily circulation (approximately 1,221,000) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with an average Sunday circulation of approximately 814,000.

         CANADIAN NEWSPAPER GROUP

         At December 31, 1999, the Company's Canadian Newspaper Group primarily consisted of Southam and the Company's 85.0% interest in Hollinger Canadian Newspapers, Limited Partnership ("Hollinger L.P."). During the first quarter of 1999, the Company acquired the remaining shares of Southam that it did not already own.

         In April 1999, the Company formed Hollinger L.P. Hollinger L.P. acquired 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada from Southam, UniMedia Inc. and Sterling Newspapers Company in exchange for promissory notes due April 29, 2020 of $309.5 million (Cdn. $451.2 million) and 135,945,972 units in Hollinger L.P.

         On April 30, 1999, Hollinger L.P. completed a Cdn. $200.0 million ($137.2 million) private placement and investors subsequently received 20 million partnership units of Hollinger L.P. During July 1999 Hollinger L.P. completed its initial public offering issuing 4 million units at Cdn. $10 per unit for total proceeds of Cdn. $40.0 million ($27.0 million). All partnership units, including the 20 million units issued through the April 30, 1999 private placement, are now listed on the Toronto Stock Exchange. After the initial public offering the Company continued to hold indirectly approximately 85% of the equity of Hollinger L.P.

         At December 31, 1999, Hollinger L.P. published 48 daily newspapers with a total paid circulation of approximately 974,000, 19 paid non-daily newspapers with a combined paid circulation of approximately 79,000 and 115 free circulation publications with a combined circulation of approximately 3,925,000.

         Southam has operations in newspaper publishing, and to a lesser extent, in business communications. Southam is Canada's largest publisher of daily newspapers with 9 daily newspapers with a total paid daily circulation of approximately 1,238,000. Southam's principal publications include the National Post, The Gazette (Montreal), The Ottawa Citizen, the Calgary Herald, The Vancouver Sun, The Province (Vancouver) and The Edmonton Journal. In addition, the Southam Magazine and Information Group publishes Canadian business magazines and tabloids for the automotive, trucking, construction, natural resources, manufacturing and other industries. During 1998, Southam acquired the Financial Post Company, which published the Financial Post. In October 1998, Southam launched the National Post, a new national daily newspaper in Canada, incorporating the Financial Post as the business section of the National Post. In 1999, the National Post achieved daily readership in excess of 800,000 with average paid circulation of 285,000. The National Post has become Canada's leading national daily.

         PRIDES EXCHANGE

         In July 1998, pursuant to an exchange offer, 19,993,531 Preferred Redeemable Increased Dividend Equity Securities ("PRIDES") were exchanged for 18,394,048 shares of Class A Common Stock, leaving 706,469 PRIDES outstanding. At December 31, 1999 353,234 Series B Shares were outstanding, which underlie 706,469 PRIDES. In January 2000, these PRIDES were converted into 596,189 shares of Class A Common Stock of the Company.

         TOTAL RETURN EQUITY SWAP

         In August and September 1998, the Company entered into an arrangement with four banks, pursuant to which the banks purchased 12,640,305 shares of the Company's Class A Common Stock. 2,522,600 of these shares were purchased on the open market at an average price of $15.40 and 10,117,705 were purchased from affiliates of the Company at an average price of $13.88. During 1999, an additional 1,469,600 shares were purchased on the open market at an average price of $13.96. The Company has the option, quarterly, up to including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. In the latter case, any gain or loss realized by the banks will be for the Company's account. Until the Company purchases the shares or the banks resell them, dividends paid on the shares belong to the Company and the Company pays interest to the banks at the rate of LIBOR plus a spread. If the Company's stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security.

         SHARE REPURCHASES

         During 1999, the Company repurchased 9,978,600 shares of its Class A Common Stock on the open market.

         OWNERSHIP BY HOLLINGER INC.

         At December 31, 1999, Hollinger Inc. directly and indirectly owned 41.1% of the combined equity interest and 75.2% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock of the Company (without giving effect to the future issuance of Class A Common Stock in connection with the Company's remaining PRIDES or upon conversion of the Company's Series C Preferred Stock or remaining Series E Preferred Stock or the Special Shares of HCPH as defined in Note 6 of the Consolidated Financial Statements). As a result, Hollinger Inc. will continue to be able to control the outcome of any election of directors and to direct management policy, strategic direction and financial decisions of the Company and its subsidiaries. Hollinger Inc. owns all of the outstanding Series C Preferred Stock which shall convert into Class A Common Stock of the Company automatically on June 1, 2001 pursuant to the conversion formula set forth in its Certificate of Designations and Series E Preferred Stock of the Company, which is convertible at any time into shares of Class A Common Stock based on a formula set forth in its Certificate of Designations.

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

         SALES OF COMMUNITY GROUP OPERATIONS

         In January 1998, the Company completed the sale of 80 community newspapers for proceeds of $310.0 million. In February 1999, the Company sold 45 community newspapers for approximately $460.0 million, of which $441.0 million was cash. On a pre-tax basis, the sales generated capital gains of approximately $201.2 million in 1998 and approximately $249.2 million in 1999.

         GENERAL

         The Company was incorporated in the State of Delaware on December 28, 1990 and its wholly owned subsidiary Hollinger International Publishing Inc. ("Publishing") was incorporated in the State of Delaware on December 12, 1995. Each of the Company and Publishing has its executive offices at 401 North Wabash Avenue, Chicago, Illinois 60611, telephone number (312) 321-2299.

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

         In Chicago, the focus on overall cost reduction will continue. Significant emphasis on continuing to increase circulation at the Chicago Sun-Times and the continued focus on deploying human resources to sales and marketing, both locally through a combined network of all Chicago Group newspapers, and nationally by bringing national salesmen in-house and opening national sales offices in major business centers. In addition, efficiencies through automation and an upgrade of printing facilities are in process.

         The focus for The Daily Telegraph will continue to be to retain its circulation dominance in its market and to increase the resulting advertising revenue. The successful prepaid subscription program will continue, albeit at higher subscription prices. The Company will continue to focus on maintaining and increasing the circulation for The Sunday Telegraph. Operationally, continued efficiencies in producing the newspapers through joint ventures in West Ferry Printers and Trafford Park Printers are expected. Through its more recent joint venture with Express Newspapers, Newsprint Management and Supply Services, Ltd. ("NMSS"), The Telegraph expects to realize efficiencies in the control of waste with a resulting decrease in newsprint costs.

         At the Canadian Newspaper Group, the Company continues its current efforts to improve the profitability of the papers through the centralization of newsprint purchasing and certain other functions, such as accounting and personnel. The Company coordinates, to the extent practicable, its newsprint purchases for its United States newspapers with those of the Canadian newspapers. To achieve greater product quality and cost reductions, the Company, where justified by economic and operational criteria, may regionalize production operations at its Canadian community newspapers and may explore the feasibility of such regionalization with Southam's newspaper operations in Canada. The Company also intends to enhance advertising and circulation revenues by focusing on the natural circulation and readership advantages of the particular newspapers.

         Southam intends to continue to improve profitability of its newspapers, magazines and other publications through the implementation of the previously announced labor cost reduction program, the decentralization of certain administrative and corporate functions, and enhancements to editorial and product quality. In October 1998, Southam launched the National Post, which suffered anticipated start up operating losses; however, increases in advertising and circulation revenue in 2000 are expected to reduce the level of operating losses and increase long-term profitability of the National Post. New printing equipment at Pacific Press, which became operational in 1997, has improved product print quality and is expected to continue to reduce labor and other operating costs.

         The Company remains vigilant for the opportunity to purchase newspapers that are underperforming in terms of cash flow but have a long history of publishing within a community, possess strong readership and advertiser loyalty, have the potential for increased gross operating profit through cost reductions, revenue enhancements and synergies with the Company's existing operations; and are available at attractive prices. The Company expects that its future acquisitions in the United States and Canada will be principally of community newspapers; however, the Company may consider the acquisition of selected larger circulation publications that meet the Company's acquisition criteria.

         The Company and Hollinger Inc. have historically agreed that the Company will be Hollinger Inc.'s principal vehicle for engaging in and effecting acquisitions in the newspaper business and in related media businesses in the United States, Israel and, through The Telegraph, the United Kingdom and the rest of the European Community. Hollinger Inc. reserved the ability to pursue all media (including newspaper) acquisition opportunities outside these areas and all media acquisition opportunities unrelated to the newspaper business throughout the world.

         The Company has developed a comprehensive Internet strategy. Internet activities fall into three main areas: (1) web sites related to the various print publications, which are 100% owned and reported within the traditional segments; (2) joint ventures between our print publications and non-publishing-related outsiders, where each party adds value and where the Company has a certain amount of control; and (3) minority investments in unrelated third parties.

         The print-related and joint venture strategies represent an opportunity to fortify the newspapers in their local markets by providing them with the necessary tools to offer a complete suite of on-line and print options for their clients. The Company has stayed competitive by building significant web sites at all our major divisions. The strategy is specifically designed to achieve rapid acceleration of the Web activities. The Company is building a solid foundation for expansion and growth, an even more valuable asset base, and technology and services which further strengthen the print and online publications. All the metropolitan newspapers will be commerce-enabled by the middle of the current year.

         The Company's strategy regarding minority investments is primarily to identify promising Internet opportunities and make investments that are eventually expected to be monetized. The cost of early entry in the Internet business is not high and discriminating investors, which Hollinger has so far proved to be, can enjoy an impressive return on investments. A significant part of the consideration for these investments can be in advertising.

RISKS

         Certain statements contained in this report under various sections, including but not limited to "Business Strategy" and "Management's Discussion and Analysis", are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

o International Holding Company Structure - The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company's ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company's ability to pay dividends on its common stock and its preferred stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company's subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing, and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company's right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

o Growth Strategy - The Company's strategy is to achieve growth through acquisitions and improvements in the cash flow and profitability of its newspapers, principally through cost reductions. The Company's growth strategy presents risks inherent in assessing the value, strengths and weaknesses of acquisition opportunities, in evaluating the costs of new growth opportunities at existing operations and in managing the numerous publications it has acquired and improving their operating efficiency. While the Company believes that there are significant numbers of potential acquisition candidates, the Company is unable to predict the number or timing of future acquisition opportunities or whether any such opportunities will meet the Company's acquisition criteria or, if such acquisitions occur, whether the Company will be able to achieve improved operating efficiencies or enhanced profitability. In addition, the Company's acquisition strategy is largely dependent on the Company's ability to continue to obtain financing on acceptable terms.

o Restrictions in Debt Agreements and Other Restrictive Arrangements - The Company and its subsidiaries have substantial leverage and substantial debt service obligations as well as obligations under the preferred stock of the Company. The instruments governing the terms of the principal indebtedness and redeemable preferred stock of the Company, Publishing and its principal United States and foreign subsidiaries contain various covenants, events of default and other provisions that could limit the financial flexibility of the Company, including the payment of dividends with respect to outstanding common stock and preferred stock and the implementation of its growth strategy.

o Cyclicality of Revenues - Advertising and, to a lesser extent, circulation revenues of the Company, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases, as well as changes in the mix of advertising, have corresponded with general economic downturns and regional and local economic recessions. The Company believes, however, that the geographic diversity of its global operations may mitigate, to some degree, the effects of an economic downturn in any particular market served by the Company.

o Newsprint Costs - Newsprint represents the single largest raw material expense of the Company's newspapers throughout the world and, together with employee costs, is one of the most significant operating costs. Newsprint costs vary widely from time to time. For example, newsprint cost increased approximately 40% per metric ton in 1995 on an industry-wide basis, and the average cost per metric ton of newsprint was substantially higher in the first half of 1996 than in the first half of 1995. However, newsprint costs decreased significantly in the second half of 1996, continued to decline through the second quarter of 1997 and increased slightly in the second half of 1997. Newsprint prices increased slightly through 1998 but decreased in 1999. The Company expects that newsprint prices in 2000 will likely be marginally higher than 1999. Although the Company has implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width and managing its return policy, price increases have had an adverse effect on the Company's results of operations.

o Foreign Operations and Currency Exchange Rates - Operations outside of the United States accounted for approximately 77.3% of the Company's operating revenues and approximately 82.6% of the Company's operating income for the year ended December 31, 1999. Generally, the Company does not hedge against foreign currency exchange rate risks except through borrowings in those currencies. As a result, the Company may experience economic loss and a negative impact on earnings with respect to its investments and on dividends from its foreign subsidiaries, solely as a result of currency exchange rate fluctuations.

o Newspaper Industry Competition - Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail, and other communications and advertising media that operate in the Company's markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company's competitors are larger and have greater financial resources than the Company. For example, in the Chicago metropolitan area, the Chicago Sun-Times competes with a large established metropolitan daily and Sunday newspaper that is the fifth largest metropolitan daily and Sunday newspaper in the United States. In the United Kingdom, The Daily Telegraph competes with other national newspapers, principally The Times, which over the past several years has from time to time substantially reduced its cover price in an effort to increase its circulation. The Telegraph has met this competition and has from time to time engaged in its own price reduction or promotional initiatives. Electronic media is becoming a larger factor in newspaper industry competition. Management continues to hold the view that newspapers will continue to be an important business segment. Among educated and affluent people, indications are that strong newspaper readership will continue. In fact, it is possible that readership will increase as the population ages. Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet's potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint format. The concern most frequently expressed regarding the commercial viability of newspapers is that they will lose their classified advertising revenue. We have put our classified advertising on the Internet and linked this with other newspapers to make regional or national networks. These competitive activities can and have from time to time had an adverse effect on revenues and operating costs.

CHICAGO GROUP

         SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the past three years.


                                             YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------------
                                1999                     1998                      1997
                       ---------------------     ---------------------     ---------------------
                                                (DOLLARS IN THOUSANDS)

Advertising ......     $294,124         75 %     $281,615         74 %     $243,301         71 %
Circulation ......       80,551           21       82,534           22       79,574           23
Job printing
   and other .....       15,798            4       14,960            4       18,493            6
                       --------     --------     --------     --------     --------     --------
Total ............     $390,473        100 %     $379,109        100 %     $341,368        100 %
                       ========     ========     ========     ========     ========     ========

         ADVERTISING Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation, penetration and type of advertising (whether classified, national or retail). In 1999, retail advertising accounted for the largest share of advertising revenues (46%), followed by classified (42%) and national (12%).

         The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pull-out sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers, such as arts, food, real estate, TV listings, weekend, travel and special sections. The Chicago area suburban newspapers also offer weekly both separate and special sections. Management has also developed the Sun-Times Newspaper Network, an advertising vehicle that can reach the combined readership base of the Chicago Sun-Times and the Chicago area suburban newspapers, including the Daily Southtown. During 1999, the Company joined with two other Chicago-area publishers, Copley Chicago Newspapers and Paddock Publications, to create a regional classified-advertising web site.
The new site, www.classifiedschicago.com, pools classified advertisements from nearly 100 daily and weekly newspapers including three of the Chicago metropolitan area's biggest dailies, to create a valuable new venue for advertisers, readers and on-line users.

         CIRCULATION Circulation revenues are derived from single copy newspaper sales made through retailers and vending racks and home delivery newspaper sales to subscribers. Approximately 65% of the copies of the Chicago Sun-Times sold in 1999 were single copy sales. Approximately 70% of 1999 circulation revenues of the Chicago area suburban newspapers were derived from subscription sales.

         The average paid daily and Sunday circulation of the Chicago Sun-Times is approximately 472,000 and 405,000, respectively, the daily and Sunday paid circulation of the Daily Southtown is approximately 52,000 and 60,000, respectively, the daily and Sunday paid circulation of the Gary Post-Tribune is approximately 63,000 and 68,000, respectively, and the aggregate non-daily paid and free circulation of the Chicago area suburban newspapers is approximately 254,000 and 492,000, respectively.

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

         EMPLOYEES AND LABOR RELATIONS. As of March 20, 2000, the Chicago Group employed approximately 3,100 employees (including approximately 700 part-time employees). Approximately 1,400 employees are represented by 15 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 38% of the Chicago Group's revenues in the year ended December 31, 1999. There have been no strikes or general work stoppages at any of the Chicago Group's newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

         RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 16% of the Chicago Group's revenues in the year ended December 31, 1999. Newsprint prices for the Chicago Group decreased about 10% during 1999. The Chicago Group is not dependent upon any single newsprint supplier. To ensure an adequate supply of newsprint, the Chicago Group has newsprint supply contracts with certain minimum purchase requirements. The Chicago Group, like other newspaper publishers, has not entered into any long-term fixed price newsprint supply contracts in the current environment of newsprint costs. The Chicago Group believes that its sources of supply for newsprint are adequate for its anticipated needs.

COMMUNITY GROUP

         The Community Group consists of smaller newspaper publications in the United States and Israel. The Community Group's United States daily newspapers are typically the only paid daily newspapers of general circulation in their respective communities. Circulation for community newspapers range from 3,400 to 32,200 for paid dailies and from 2,300 to 31,800 for paid non-dailies. Generally, the Company's community newspapers combine news, sports and features with a special emphasis on local information and provide one of the primary sources of such community information for the towns in which they are distributed. In addition to reaching the local population through paid daily and non-daily community newspapers, the Company also publishes free circulation "total market coverage" publications, including shoppers, with limited or no news or editorial content. As a group, these publications provide the Company with a stable and established circulation within the communities they serve, which it believes provides an effective medium for advertisers to reach a significant portion of the households in these communities.

         SOURCES OF REVENUE. The following table sets forth the sources of revenue and the percentage that such sources represent of total revenues for the Community Group, including Jerusalem Post, during the past three years.



                                             YEAR ENDED DECEMBER 31,
                       -----------------------------------------------------------------
                               1999                  1998                    1997
                       -------------------    -------------------    -------------------
                                            (DOLLARS IN THOUSANDS)
Advertising ........   $ 57,535         60%   $135,216         64%   $190,215         65%
Circulation ........     26,618         27      49,449         24      69,499         24
Job printing
   and other .......     12,521         13      25,442         12      32,551         11
                       --------   --------    --------   --------    --------   --------
Total ..............   $ 96,674        100%   $210,107        100%   $292,265        100%
                       ========   ========    ========   ========    ========   ========


         ADVERTISING. Substantially all of the United States community newspaper advertising revenues in 1999 were derived from local retailers and classified advertisers, which management believes are less subject to fluctuation than national advertising. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation penetration and type of advertising (whether classified, display, or retail). In 1999, United States local and regional advertising accounted for the largest share of advertising revenues (49%), followed by classified (27%), preprinted inserts (18%) and national (6%).

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

         CIRCULATION. Circulation revenues are derived from home delivery sales of newspapers to subscribers and single copy sales made through retailers and vending racks. Approximately 74% of the 1999 United States community newspaper circulation revenue was derived from subscription sales. When possible subscription and single copy sales rates are increased in an effort to increase circulation revenues. Single copy cover prices currently range from 35(cent)to 75(cent).

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

         EMPLOYEES AND LABOR RELATIONS. As of March 20, 2000, the Community Group employed approximately 1,100 employees (including approximately 470 part-time employees) at its community publications in the United States. Approximately 5% of these employees are represented by unions. Total Community Group employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 35% of the Community Group's revenues in fiscal year 1999. There have been no strikes or general work stoppages at any of the Company's community newspapers in the past five years. The Company believes that its relationships with its employees are generally good.

         RAW MATERIALS. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 10% of revenues for the Community Group in 1999. The Community Group is not dependent upon any single newsprint supplier and does not have long-term fixed price contracts with newsprint suppliers for its community publications. It currently obtains newsprint from a number of suppliers, foreign and domestic. The Community Group believes that its newsprint sources of supply are adequate for its anticipated needs.

         JERUSALEM POST.

         Over 42% of Jerusalem Post's revenues of $20.3 million in 1999 were derived from circulation, with 31% from job printing and other and 27% from advertising. Jerusalem Post derives a greater percentage of its revenues from job printing than the Company's United States newspapers. Jerusalem Post has entered into a long-term contract to print and bind copies of the "Golden Pages", Israel's equivalent of a "Yellow Pages" telephone directory. Newsprint costs relating to publication of The Jerusalem Post equaled approximately 9% of Jerusalem Post's revenues in 1999. Newsprint used in producing the "Golden Pages" is provided by the owners of that publication.

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


U.K. NEWSPAPER GROUP

         THE TELEGRAPH

         THE UNITED KINGDOM NATIONAL NEWSPAPER INDUSTRY. The newspaper market in the United Kingdom is segmented and, within each segment, highly competitive. The market segment in which The Daily Telegraph competes is generally known as the quality daily newspaper segment. This segment consists of all the broadsheets and none of the tabloid daily newspapers. The Daily Telegraph and its competitors in this market segment appeal to the middle and upper end of the demographic scale.

         Newspapers in the United Kingdom differ from their counterparts in North America in several respects. First, they have substantially fewer pages. The Daily Telegraph is printed in one section on Tuesdays, Wednesdays and Fridays, two sections on Mondays, three sections on Thursdays, and nine sections plus a magazine and television guide on Saturdays. The Sunday Telegraph is published in six sections with two magazines. Second, pre-printed advertising inserts, which have been a major source of revenue growth in North America, are less common in the United Kingdom but there has been an increase in advertiser interest in such supplements. Third, the advertising to news ratio in British newspapers is far lower. Fourth, British national newspapers more closely resemble North American magazines in that they have broad distribution and readership across the country and derive a much larger portion of their advertising revenue from national advertisers - unlike North American newspapers which, because of their relatively small geographical distribution, derive a substantial portion of their advertising from local advertisers. Finally, newspapers in the United Kingdom generally have charged higher cover prices, which in turn leads to higher circulation revenues than North American newspapers with similar circulation bases. However, since September 1993, when The Times, the nearest direct competitor to The Daily Telegraph, first substantially reduced its cover price on its weekday newspaper, the national newspaper market in the United Kingdom has experienced intense cover price competition.

         SOURCES OF REVENUE. The following table sets forth the sources of revenue and their percentage of total revenues for the Telegraph during the past three years.


                                              YEAR ENDED DECEMBER 31,
                     ---------------------------------------------------------------------------
                                1999                      1998                     1997
                     -----------------------   -----------------------   -----------------------
                                     (IN THOUSANDS OF BRITISH POUNDS STERLING)

Advertising ......   L. 225,326         66 %   L. 221,167         66 %   L. 204,498         68 %
Circulation ......       98,071         29         98,488         30         82,917         28
Other ............       16,575          5         12,403          4         12,232          4
                     ----------   ----------   ----------   ----------   ----------   ----------
Total ............   L. 339,972        100 %   L. 332,058        100 %   L. 299,647        100 %
                     ==========   ==========   ==========   ==========   ==========   ==========

---------------------------
 (1) Financial data is in accordance with U.K. GAAP.

         ADVERTISING. Advertising is the largest source of revenue at The Telegraph. The Telegraph's display advertising strengths are in the automobile and travel sections. The level of classified advertisements, especially recruitment advertisements, fluctuates with the economy. The Telegraph's strategy with respect to classified advertising is to improve volume and yield in four sectors: recruitment, property, travel and automobiles. Classified advertising revenue, which represents 28% of total advertising revenue, decreased in 1999 primarily due to a slowdown in recruitment advertising. Recruitment advertising is the largest classified advertising category, representing about 52% of all classified advertising in terms of revenue.

         CIRCULATION. The target audience of The Telegraph's newspapers is generally conservative, middle and upper income readers, with an increased emphasis on gaining new younger readers. The editorial strengths of The Telegraph's newspapers provide national and international news, financial news and features and comprehensive sports coverage.

         In May 1996 the Telegraph introduced the first United Kingdom national advance purchase subscription program. In the past, newspaper subscribers in the U.K. dealt directly with independent newsagents for the purchase of newspapers. A significant portion of the newspaper readers did not take the paper every day and this was especially true for Sunday. This program has proven successful in driving circulation increases although there has been some inevitable cannibalization of circulation revenues. By the end of 1996, the plan had added about 100,000 new weekday and 200,000 new Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997 and continued to be reduced thereafter. The program currently has approximately 300,000 subscribers. By obtaining long term subscribers, The Telegraph expects to reduce its traditional promotional spending.

         OTHER PUBLICATIONS AND BUSINESS ENTERPRISES. The Telegraph is involved in several other publications and business enterprises, including The Spectator, The Weekly Telegraph, and the Electronic Telegraph. The Electronic Telegraph has more than a million registered users with some 80,000 logging on every day. The Telegraph utilizes its brand in developing third party revenue opportunities including Reader Offers and Books Direct.

         During 1999, the Company, in cooperation with The Boots Company plc--UK's leading beauty and health retailer, launched a new web site focusing on the women's on-line market, www.handbag.com. The site deals with, among other things, health, beauty and the arts.

         COMPETITION. In common with other national newspapers in the United Kingdom, The Telegraph's newspapers compete for advertising revenue with other forms of media, particularly television, magazine, direct mail, posters and radio. In addition, total gross advertising expenditures, including financial, display and recruitment classified advertising, are affected by economic conditions in the United Kingdom.

         EMPLOYEES AND LABOR RELATIONS. At March 20, 2000, The Telegraph and its subsidiaries employed approximately 1,100 persons and the joint venture printing companies employed an additional 1,100 persons. Collective agreements between The Telegraph and the trade unions representing certain portions of The Telegraph's workforce expired on June 30, 1990 and have not been renewed or replaced. The absence of such collective agreements has had no adverse effect on The Telegraph's operations and, in management's view, is unlikely to do so in the foreseeable future.

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

         RAW MATERIALS. Newsprint represents the single largest raw material expense of the Telegraph's newspapers and, next to employee costs, is the most significant operating cost. Approximately 170,000 metric tons are consumed annually and in 1999 the total cost was approximately 18% of its newspaper revenues.

         The Telegraph has a new joint venture with Express Newspapers, a subsidiary of United News & Media plc to manage the newsprint resource. The new joint venture company, Newsprint Management & Supply Services Ltd. ("NMSS"), has as its main purpose the control of specifications, sourcing and the monitoring of usage through the printing plants operated by the joint venture partners, and other locations where the partners' publications are printed on a contract basis. NMSS commenced operations on January 1, 1998. Through close liaison with printing management, the benefits of common newsprint specifications and better control over inventory levels, reductions in operating waste are becoming evident. NMSS is responsible for about 360,000 tonnes per annum of newsprint consumption and 74,000 tonnes of magazine paper consumption.

         The newsprint supply agreements entered into by NMSS provide for tonnages from individual suppliers of between 30,000 and 65,000 tonnes. Prices are fixed throughout 2000 at levels some 2% below the average price paid during the last year. Inventory held at each printing location is sufficient for three to four days production and in addition, suppliers' stock held in the United Kingdom on behalf of NMSS represents a further four to five weeks consumption by the joint ventures.

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

         West Ferry Printers has eighteen presses, six of which are configured for The Telegraph's newspapers, eight are used for the newspapers published by The Telegraph's joint venture partner, Express Newspapers, and the remaining four for contract printing customers. Trafford Park Printers has four presses, two of which are used primarily for The Telegraph's newspapers.

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

         Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and The Telegraph's circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high single copy sales. In addition to single copy sales, many retail news outlets offer home delivery services. In 1999 home deliveries accounted for 41% of sales of The Daily Telegraph and 42% of sales of The Sunday Telegraph.

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

CANADIAN NEWSPAPER GROUP

         SOURCES OF REVENUE. The following table sets forth the revenue mix of the Canadian Newspaper Group for the three years ended December 31, 1999:


                                                        YEAR ENDED DECEMBER 31,
                      ------------------------------------------------------------------------------------------
                                 1999                            1998                              1997
                      -------------------------   ---------------------------------    -------------------------
                                                  (IN THOUSANDS OF CANADIAN DOLLARS)
Newspapers:
   Advertising        Cdn.$ 1,207,673       73%    Cdn.$ 1,118,248              71%     Cdn.$ 1,051,292        70%
   Circulation                313,817       19             315,746              20              314,998        21
   Job printing and
   other                       69,380        4              80,193               5               61,393         4
Business
Communications                 56,350        4              64,368               4               75,852         5
                      ---------------    -------   ---------------         --------     ---------------   -------
           Total      Cdn.$ 1,647,220      100%    Cdn.$ 1,578,555             100%     Cdn.$ 1,503,555       100%
                      ===============    =======   ===============         ========     ===============   =======

         ADVERTISING. Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts and other. ROP, which represented 87% of total advertising revenues in 1999, is categorized as either retail, classified or national. The three categories represented 40%, 28% and 32%, respectively, of ROP advertising revenues in 1999. A full year of operations of the National Post contributed to the increase in advertising revenue.

         CIRCULATION. Circulation revenue is derived from subscription sales and single copy sales. Approximately 85% of circulation revenue was from subscription sales.

         COMPETITION. The majority of revenues are from advertising. Advertising linage in the company's newspapers is affected by a variety of factors including competition from print, electronic and other media as well as general economic performance and the level of consumer confidence. Specific advertising segments such as real estate, automotive and help wanted will be significantly affected by local factors.

         EMPLOYEES AND LABOR RELATIONS. As of March 20, 2000, the Canadian Newspaper Group had approximately 10,600 employees (including approximately 1,200 part-time employees). The Canadian Newspaper Group has approximately 100 union contracts in its newspaper operations. The percentage of unionized employees varies widely from paper to paper. For Southam's nine largest newspapers, which represent 70% of the total number of employees in the daily newspaper operations, approximately 63% of the workforce is unionized. Approximately 30 contracts were renegotiated in 1999. The Calgary Herald has continued publishing despite a strike by journalists starting in November 1999 over questions of seniority and editorial control. The financial impact on the Herald has been, and is expected to continue to be, negligible. The Company does not expect that the strike will impact other Canadian newspaper operations. With the large number of contracts being renegotiated every year, labor disruptions are always possible.

         RAW MATERIALS. The basic raw materials for newspapers is newsprint. Newsprint consumption in 1999 was 287,000 tonnes and newsprint costs represented approximately 13% of total revenues. The average price per tonne decreased approximately 10% compared to prior years. The newspapers within the Canadian Newspaper Group have access to adequate supplies to meet anticipated production needs. They are not dependent upon any single newsprint supplier. The Canadian Newspaper Group, like other newspaper publishers, has not entered into any long-term fixed price newsprint supply contracts in the current environment of newsprint costs.

         REGULATORY MATTERS. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a "cultural business" under the Investment Canada Act and consequently, any acquisition of control of Southam by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada. Because Hollinger International, Inc. is controlled by Hollinger Inc. that in turn is controlled by Canadians, the current ownership is acceptable.

         In August 1988, Hollinger Inc. and UniMedia Inc., a wholly owned subsidiary of Hollinger Canadian Newspaper Holdings Inc. ("HCPH") entered into an agreement with Sodec (Societe de development des enterprises culturelles), an agency of the Quebec government, pursuant to which Sodec was granted an assignable right of first refusal in the event of the proposed acquisition by a person not resident in Quebec of the assets of LeSoleil and Le Quotidien or of the proposed direct or indirect acquisition by a person not resident in Quebec of control of UniMedia Inc.

         RELATIONSHIP WITH THE COMPANY. The Company and Hollinger Inc. now directly own a combined 100% interest in Southam through HCPH, a New Brunswick holding company. The Company's interest in Southam, is held by HCPH in which Publishing and Hollinger Inc. own, directly or indirectly, the following interests; (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through its wholly-owned subsidiary) own 50% of the voting preference shares which have only nominal equity value. Hollinger Inc. has pledged its interest in HCPH as collateral for bank financing arrangements of the Company and its subsidiaries.

ITEM 2.  PROPERTIES

         The Company's management believes that its properties and equipment are in generally good condition, well-maintained, and adequate for current operations.

         CHICAGO GROUP

         All editorial, pre-press, press, marketing, sales, and administrative activities for the Chicago Sun-Times are conducted in a 535,000 square foot, seven-story building owned by the Chicago Sun-Times. The Company is in the process of constructing a new press facility, at an expected total cost of approximately $115 million. It is anticipated that the new press facility will be operational in the latter part of 2000.

         Pioneer Press utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Production activities occur in a 65,000 square foot leased building in a neighboring suburb. Midwest Suburban Publishing utilizes one building for editorial, pre-press, marketing sales and administrative activities. Production activities occur at a separate facility. Both facilities are located in Chicago's south suburbs. The Post-Tribune owns and utilizes a building in Gary, Indiana for all activities. Construction is underway on a new business office in Merrillville, Indiana to house all editorial, marketing, sales and administrative functions. The Gary location will continue to be used for production.

         COMMUNITY GROUP

         The Community Group has various operating and production facilities for its community publications in the United States. The group uses modern data processing equipment in its business management operations and in its typesetting. The group believes that all of its properties are in generally good condition, well maintained and adequate for their current operations. The group's operating and production facilities for its community publications are owned or leased by its subsidiaries, with lease terms ranging from two to five years.

         The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York. The Jerusalem Post also owns certain properties held for investment in Jerusalem.

         U.K. NEWSPAPER GROUP

         The Telegraph occupies five floors of a tower on Canary Wharf in London's Docklands under a 25-year lease expiring in 2017. Printing of The Telegraph's newspaper titles is carried out at fifty percent owned joint venture printing plants in London's Docklands and in Trafford Park, Manchester.

         CANADIAN NEWSPAPER GROUP

         The Canadian Newspaper Group's newspapers and magazines are published at numerous facilities throughout Canada. The Group publishes predominantly all of its newspapers and performs all pre-press work on its magazines in facilities owned by the Company. Southam's magazines are printed at facilities owned by third parties. Southam has constructed new production facilities in Vancouver and Windsor, Ontario, which began production in late 1997. New presses have been commissioned in Montreal, Regina and Saskatoon. The Company believes that its facilities are adequate to meet production needs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages (as of March 20, 2000) of each of the Company's current executive officers, followed by a description of their principal occupations during the past five years and current directorships of public reporting companies and investment companies in the United States, Canada and the United Kingdom. Unless otherwise indicated, each of the executive officers has held his or her position with the Company, or a similar position with the Company, for at least the past five years.


                 NAME                    AGE                         POSITION WITH THE COMPANY
                 ----                    ---                         -------------------------
The Hon. Conrad M. Black,
  P.C., O.C.                             55     Chairman of the Board, Chief Executive Officer and Director
F. David Radler                          57     Deputy Chairman, President, Chief Operating Officer and Director
Daniel W. Colson                         52     Vice Chairman and Director and Deputy Chairman and Chief Executive
                                                Officer of The Telegraph
Cindy E. Horowitz                        45     Executive Vice President and Chief Financial Officer
J. A. Boultbee                           56     Executive Vice President
Frederick A. Creasey                     49     Group Corporate Controller
Barbara Amiel Black                      59     Vice President, Editorial and Director
Paul B. Healy                            36     Vice President, Corporate Development and Investor Relations
Peter Y. Atkinson                        54     Vice President
Mark S. Kipnis                           52     Vice President, Corporate Counsel and Secretary
John D. Ferguson                         58     Vice President, Production
Frederic R. Lebolt                       46     Vice President, New Media
Robert T. Smith                          56     Treasurer
Jerry J. Strader                         63     President, American Publishing Company

         THE HON CONRAD M. BLACK, P.C., O.C., Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Black has served as Chairman of the Board of Directors and Chief Executive Officer since October 25, 1995, and has served as a Director since 1990. Mr. Black served as Deputy Chairman of the Board of Directors from 1991 to October 25, 1995. Mr. Black serves as the Chairman of the Board and Chief Executive Officer of Hollinger Inc. and Hollinger Canadian Publishing Holdings Inc. ("HCPH"), both of which are public reporting companies in Canada. He currently serves as the Chairman and a Director of The Telegraph, Southam and Jerusalem Post, as Chairman of the Board, Chief Executive Officer and a Director of Argus and Hollinger Canadian Newspapers G.P. Inc. ("HCNGP"), the general partner of Hollinger Canadian Newspapers, Limited Partnership, a public reporting company in Canada, as a Director of EdperBrascan Limited and the Canadian Imperial Bank of Commerce, both of which are public reporting companies in Canada, and as a Director of Sotheby's Holding Inc. and as a Member of the Advisory Board of Gulfstream Aerospace Corporation.

         F. DAVID RADLER, Deputy Chairman, President, Chief Operating Officer and Director. Mr. Radler has served as President and Chief Operating Officer since October 25, 1995, as Deputy Chairman since May 1998, and a Director since 1990. Mr. Radler was Chairman of the Board of Directors from 1990 to October 25, 1995. Mr. Radler currently serves as President, Chief Operating Officer and Deputy Chairman of Hollinger Inc. He currently serves as a director of The Telegraph and HCNGP, and as Deputy Chairman, Associate Chief Executive Officer and Director of Southam. Mr. Radler also serves as Vice Chairman, President and Chief Operating Officer and as a Director of HCPH and as Director of Argus, Dominion Malting Limited, and West Fraser Timber Co. Ltd., all of which are Canadian public reporting companies. Mr. Radler also serves as a Director of the Jerusalem Post.

         DANIEL W. COLSON, Vice Chairman and Director of the Company and Deputy Chairman, Chief Executive Officer and a Director of The Telegraph. Mr. Colson has served as a Director of the Company since February 1995 and a Vice Chairman since May 1998. He has served as Deputy Chairman of the Telegraph since 1995 and as Chief Executive Officer of the Telegraph since 1994 and was Vice Chairman of the Telegraph from 1992 to 1995. Mr. Colson currently serves as Vice Chairman and as a Director of Hollinger Digital Inc., Southam and HCNGP. He also serves as Vice Chairman and a Director of Hollinger Inc. and Hollinger Canadian

Publishing Holdings Inc. and as Director of Argus and Molson Inc., all of which are Canadian public reporting companies, Mr. Colson also serves as Deputy Chairman and Director of Interactive Investor International Limited.

         CINDY E. HOROWITZ, Executive Vice President and Chief Financial Officer. Ms. Horowitz has served as Executive Vice President and Chief Financial Officer of the Company since July 19, 1999. Prior to that, Ms. Horowitz was Vice President and Chief Financial Officer of Primedia Inc.'s Information Group for five years. From 1986 to 1994, Ms. Horowitz was Vice President of Citibank, N.A. where she served in various financial management positions including Chief Financial Officer of the Consumer Development Division.

         J. A. BOULTBEE, Executive Vice President. Mr. Boultbee has served as Executive Vice President since June 14, 1996 and as Chief Financial Officer from 1995 to 1999. Mr. Boultbee served as a Vice President from 1990 to June 13, 1996. Mr. Boultbee served as a Director from 1990 to October 25, 1995. Mr. Boultbee has served for the past five years as a Director and as the Vice-President, Finance and Treasury and Executive Vice President and Chief Financial Officer of Hollinger Inc. Mr. Boultbee serves as a Director of Southam. Mr. Boultbee also serves as Executive Vice President and Chief Financial Officer and as a Director of HCPH and as a Director of Argus, Iamgold International African Mining Gold Corporation and Consolidated Enfield Corporation, all of which are Canadian public reporting companies.

         FREDERICK A. CREASEY, Group Corporate Controller. Mr. Creasey has served as Group Corporate Controller since June 14, 1996. Mr. Creasey also has served for the past five years as the Controller of Hollinger Inc. Mr. Creasey also serves as Controller of HCPH.

         BARBARA AMIEL BLACK, Vice President, Editorial and Director. Mrs. Black has served as Vice President, Editorial since September 1995 and as a Director since February 1996. Mrs. Black is the wife of Mr. Black. Mrs. Black is currently a columnist for The Daily Telegraph. After an extensive career in both on and off air television production, Mrs. Black was the editor of The Toronto Sun from 1982 to 1984, a columnist of The Times and The Sunday Times of London from 1986 to 1994 and a columnist of MacLean's magazine since 1976. Mrs. Black also serves as Vice President, Editorial and as a Director of Hollinger Inc.
and HCPH and as a Director of Southam, HCNGP and the Jerusalem Post.

         PAUL B. HEALY, Vice President, Corporate Development and Investor Relations. Mr. Healy has served as Vice President, Corporate Development and Investor Relations since October 25, 1995. Mr. Healy also serves as a Vice President of HCPH. Mr. Healy was a Vice President of The Chase Manhattan Bank, N.A. for more than five years prior to October 1995, serving as a corporate finance specialist in the media and communications sector.

         PETER Y. ATKINSON, Vice President. Mr. Atkinson has served as Vice President since 1997. Mr. Atkinson has served as Vice President and Corporate Counsel of Hollinger Inc. since 1996. Mr. Atkinson also serves as Vice President and General Counsel and as a Director of HCPH. Mr. Atkinson was previously a partner at the law firm of Aird & Berlis, which he joined in 1976.

         MARK S. KIPNIS, Vice President and Secretary. Mr. Kipnis has served as Vice President and Secretary since January 1998 and as a Director of Jerusalem Post since 1999. Mr. Kipnis also serves as a Vice President of HCPH. Mr. Kipnis was previously a partner at the law firm of Holleb & Coff, which he joined in 1974.

         JOHN D. FERGUSON, Vice President, Production. Mr. Ferguson has served as Vice President, Production since 1996. Mr. Ferguson served as Vice President, Production at Southam from 1993 to 1996. Mr. Ferguson was previously Deputy Managing Director of Mirror Group PLC, which he joined in 1966.

         FREDERIC LEBOLT, Vice President New Media. Mr. Lebolt has served as Vice President New Media since February 1999. He has served as Publisher of Digital Chicago Magazine since 1998 and as Vice President of Hollinger Digital Inc. since 1997. Mr. Lebolt was previously Director of Online Publications of the Chicago Sun-Times , which he joined in 1994.

         ROBERT T. SMITH, Treasurer. Mr. Smith has served as Treasurer since May 1998. Mr. Smith was Vice President of Chase Securities, Inc. and The Chase Manhattan Bank in the Media and Telecommunications Group from 1987 to 1998 and 1976 through 1982. From 1983 to 1987, Mr. Smith served as Assistant Treasurer for AT&T Long Lines and AT&T Communications, AT&T's long distance subsidiary.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol "HLR." At March 20, 2000 there were 86,749,943 shares of Class A Common Stock outstanding and held by approximately 250 holders of record and approximately 6,000 beneficial owners. The Class B Common Stock of the Company is not publicly traded. As of March 20, 2000, 14,990,000 shares of Class B Common Stock were outstanding and owned by Hollinger Inc. In 1999, 134,126 shares Series D Preferred Stock held by Hollinger Inc. were converted into 134,126 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are convertible into 955,404 shares of Class A Common Stock (as of March 20, 2000). In 1996, the Company issued 20,700,000 Preferred Redeemable Increased Dividend Equity Securities ("PRIDES"), each of which represented one-half share of the Company's Series B Preferred Stock, par value $.01 per share. In 1998, 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock. The remaining PRIDES were exchanged in January 2000 for 596,189 shares of Class A Common Stock of the Company. The PRIDES were listed on the New York Stock Exchange. The Company has issued 829,409 shares of Series C Convertible Preferred Stock, par value $0.1 per share ("Series C Preferred Stock") to Hollinger Inc. The Series C Preferred Stock was issued at $108.50 per share and pays a dividend of 9.5% per annum. The Series C Preferred Stock is convertible into 8,181,788 shares of Class A Common Stock (as of March 20, 2000).

         The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock, as reported by the New York Stock Exchange Composite Transactions Tape for the period since January 1, 1998, and the cash dividends declared per share on the Class A Common Stock.



                                                                         PRICE RANGE           CASH DIVIDENDS
                                                                     -------------------          DECLARED
CALENDAR PERIOD                                                      HIGH            LOW          PER SHARE
---------------                                                      ----            ---          ---------
1998
First Quarter                                                          $17.188       $13.625          $0.1000
Second Quarter                                                          17.125        14.875           0.1000
Third Quarter                                                           18.313        13.438           0.1375
Fourth Quarter                                                          14.375        12.125           0.1375

1999
First Quarter                                                          $14.938       $11.125          $0.1375
Second Quarter                                                          16.813        11.875           0.1375
Third Quarter                                                           13.250         9.813           0.1375
Fourth Quarter                                                          13.625         9.750           0.1375

2000
First Quarter (through March 20, 2000)                                 $13.563       $10.438          $0.1375

         On March 20, 2000 the closing price of the Class A Common Stock was $11.813 per share. Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid. Up until the first quarter of 1996, the Company paid a quarterly dividend of $0.025 per share of common stock. As a result of the 1995 Reorganization, the Company had greater financial capacity to support substantially higher level of dividends with respect to its common stock. From the first quarter 1996 through the second quarter of 1998, the Company paid a quarterly dividend of $0.10 per share of common stock. Since the third quarter of 1998, the Company has paid a quarterly dividend of $0.1375 per share of common stock.

         As an international holding company, the Company's ability to declare and pay dividends in the future with respect to its Common Stock will be dependent, among other factors, upon its results of operations, financial condition and cash requirements, the ability of its United States and foreign subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in existing and future loan agreements, the prior payments of dividends to holders of Series C Preferred Stock and Series E Preferred Stock and other financing obligations to third parties relating to such United States or foreign subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                  YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1999            1998           1997          1996            1995
                                           -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA: (1) (2)
Operating revenues:
    Advertising                            $ 1,557,033    $ 1,565,790    $ 1,567,897    $ 1,364,527    $   699,434
    Circulation                                487,002        517,629        523,591        562,122        301,724
    Job printing                                48,207         70,461         80,024         80,132         58,750
    Other                                       55,160         43,880         40,018         67,241         18,606
                                           -----------    -----------    -----------    -----------    -----------
Total operating revenues                     2,147,402      2,197,760      2,211,530      2,074,022      1,078,514
Operating costs and expenses                 1,787,146      1,774,661      1,783,995      1,782,053        951,187
Infrequent items                                22,046         26,172         25,243         41,567          8,000
Depreciation and amortization                  125,408        114,848        114,570        102,435         57,463
                                           -----------    -----------    -----------    -----------    -----------
Operating income                               212,802        282,079        287,722        147,967         61,864
Interest expense                              (131,600)      (105,841)      (113,558)       (84,356)       (44,727)
Amortization of debt issue costs               (16,209)        (5,869)       (13,466)       (16,640)          (168)
Equity in earnings of affiliates                (2,106)        (1,199)         5,807         12,050         14,356
Other income, net (3)                          349,939        337,470         77,644         70,917         18,199
                                           -----------    -----------    -----------    -----------    -----------
Earnings before income taxes, minority
  interest and extraordinary item              412,826        506,640        244,149        129,938         49,524
Income taxes                                   155,203        223,099         93,655         51,865         20,564
                                           -----------    -----------    -----------    -----------    -----------
Earnings before minority interest and
  extraordinary item                           257,623        283,541        150,494         78,073         28,960
Minority interest                                7,088         81,562         45,973         33,138         22,637
                                           -----------    -----------    -----------    -----------    -----------
Earnings before extraordinary item             250,535        201,979        104,521         44,935          6,323
Extraordinary item                              (5,183)        (5,067)             -         (2,150)             -
                                           -----------    -----------    -----------    -----------    -----------
Net earnings                               $   245,352    $   196,912    $   104,521    $    42,785    $     6,323
                                           ===========    ===========    ===========    ===========    ===========
Basic earnings per share                   $      2.30    $      1.65    $      0.93    $      0.41    $      0.09
                                           ===========    ===========    ===========    ===========    ===========
Cash dividends declared per common share
                                           $      0.55    $     0.475    $      0.40    $      0.40    $      0.10
                                           ===========    ===========    ===========    ===========    ===========
BALANCE SHEET DATA:
   Working capital (deficit)               $  (113,115)   $  (141,688)   $    56,365    $  (695,760)   $  (390,673)
   Total assets (5)                          3,503,024      3,251,724      3,023,921      3,425,544      1,737,980
   Minority interest                           155,901        107,002        203,034        109,943         97,298
   Total long-term debt (4)                  1,653,936      1,499,518      1,428,415        711,348        475,048
   Redeemable preferred stock                   13,591         31,562         75,891        605,579        306,452
   Total stockholders' equity (6)              902,225        817,921        687,602        686,326        159,973



                                                 YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                1999         1998         1997         1996         1995
                             ----------   ----------   ----------   ----------   ----------
SEGMENT DATA:
Operating Revenues:
  Chicago Group              $  390,473   $  379,109   $  341,368   $  333,632   $  332,575
  Community Group                96,674      210,107      292,265      273,740      226,638
  U.K. Newspaper Group          550,474      550,525      492,270      451,902      405,038
  Canadian Newspaper Group    1,109,781    1,058,019    1,085,627    1,014,748      114,263
                             ----------   ----------   ----------   ----------   ----------
Total Operating Revenues     $2,147,402   $2,197,760   $2,211,530   $2,074,022   $1,078,514
                             ==========   ==========   ==========   ==========   ==========
Operating Income (8):
  Chicago Group              $   45,234   $   34,093   $   37,862   $   16,723   $   12,634
  Community Group                 9,471       38,312       53,453       47,158       27,491
  U.K. Newspaper Group           70,007       66,458       49,224       33,928       27,000
  Canadian Newspaper Group      110,136      169,388      172,426       91,725        2,739
                             ----------   ----------   ----------   ----------   ----------
Total Operating Income       $  234,848   $  308,251   $  312,965   $  189,534   $   69,864
                             ==========   ==========   ==========   ==========   ==========
EBITDA (7),(8):
  Chicago Group              $   65,189   $   54,404   $   53,093   $   34,268   $   54,851
  Community Group                18,571       57,579       79,880       72,439       27,288
  U.K. Newspaper Group           88,964       85,871       67,300       48,245       37,374
  Canadian Newspaper Group      187,532      225,245      227,262      137,017        7,814
                             ----------   ----------   ----------   ----------   ----------
Total EBITDA                 $  360,256   $  423,099   $  427,535   $  291,969   $  127,327
                             ==========   ==========   ==========   ==========   ==========

-----------------------------------
(1) The financial data presented above is derived from the Consolidated Financial Statements of the Company. Such financial statements include the accounts of The Telegraph and the Canadian Newspapers on an "as-if" pooling-of-interests basis.

(2) Results of Southam are included in the statement of operations data as equity earnings for 1995 and consolidated for 1999, 1998, 1997 and 1996.

(3) Other income, net primarily includes the gain on the sale of Fairfax, gain on the sale of marketable securities, gain on sale of newspaper operations, gain on the dilution of interest in Hollinger L.P., foreign currency gains (losses) and interest and dividend income.

(4) Long-term debt does not include intercompany indebtedness owed to Hollinger Inc.

(5) Includes intangible assets, net of accumulated amortization, which amounted to $2,031,610,000 at December 31, 1999 and $1,858,750,000 at
         December 31, 1998. Such intangible assets consist of the value of acquired subscriber and advertiser lists, noncompetition agreements, archives and goodwill. The amortization periods for intangible assets do not exceed 40 years.

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

(8)      Excludes infrequent items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

OVERVIEW

         The Company's business is concentrated in the publication of newspapers in the United States, Canada, United Kingdom, and Israel. Revenues are derived principally from advertising, paid circulation and, to a lesser extent, job printing. Approximately 18% of the Company's total operating revenues in 1999 were attributable to the Chicago Group, approximately 4% were attributable to the Community Group, approximately 26% were attributable to its U.K. Newspaper Group, and approximately 52% were attributable to its Canadian Newspaper Group. The Company's Chicago Group is comprised of the Chicago Sun-Times and suburban newspapers in the Chicago metropolitan area. The Company's Community Group is comprised of 22 newspapers and related publications and the Jerusalem Post. The Company's U.K. Newspaper Group consists of the operations of the Telegraph Group Ltd. ("Telegraph"), its subsidiaries and joint ventures. The Canadian Newspaper Group consists of the operations of Southam Inc. ("Southam") and the Company's investment in Hollinger Canadian Newspapers Limited Partnership ("Hollinger L.P.").

         In addition, the Company has developed a comprehensive Internet strategy for the year 2000. Internet activities fall into three main areas: (1) web sites related to the various print publications, which are 100% owned and reported within the traditional segments; (2) joint ventures between our print publications and non-publishing-related outsiders, where each adds value and where the Company has a certain amount of control; and (3) minority investments in unrelated third parties.

         The print-related and joint venture strategy represents an opportunity to fortify the newspapers in their local markets by providing them with the necessary tools to offer a complete suite of on-line and print options for their clients. The Company has stayed competitive by building significant web sites at all our major divisions.

         The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. At December 31, 1999, 1998 and 1997, the Company's interest in Southam was 100.0%, 71.0% and 58.6%, respectively. The Company's interest in Hollinger L.P. was 85.0% at December 31, 1999. Investments in less than majority-owned affiliated companies are accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated on consolidation.

SIGNIFICANT TRANSACTIONS

         In January 1999, Hollinger Canadian Publishing Holdings Inc. ("HCPH") acquired 19,845,118 outstanding Southam common shares which had been tendered pursuant to HCPH's offer to all Southam shareholders to acquire the shares for Cdn.$25.25 cash per share after payment by Southam of a special dividend of Cdn.$7.00 per share. The aggregate consideration paid was $327.5 million and this purchase of shares brought the Company's ownership interest in Southam to approximately 97%. The purchase price was funded through HCPH's portion of the Southam special dividend together with borrowings by HCPH under the Bank Credit Facility. In February 1999, HCPH purchased the remaining Southam common shares pursuant to applicable Canadian law for aggregate consideration of $36.5 million.

         During 1999, the Company solicited consents from the registered holders of the Senior Notes and Senior Subordinated Notes to amend the indentures covering said notes to (i) make the limitation on restricted payments covenant less restrictive, (ii) make the consolidated cash flow ratio under the limitation on indebtedness covenant more restrictive, and (iii) make the limitation on sale of assets covenant less restrictive. The requisite consents were obtained in March 1999 and the indentures governing the Senior Notes and Senior Subordinated Notes were so amended.

         In February 1999, the Company completed the sale of 45 U.S. community newspaper properties for approximately $460.0 million, of which approximately $441.0 million was cash. The proceeds from the sale were used to pay down outstanding debt on the Bank Credit Facility. A pre-tax gain resulting from this transaction of approximately $249.2 million was recognized on this transaction.

         During 1999, the Company sold to Horizon Publications Inc. 33 U.S. community newspapers for $43.7 million resulting in a pre-tax gain of approximately $20.7 million. Horizon Publications Inc. is managed by former Community Group executives and owned by current and former Hollinger International Inc. executives. Throughout 1999, the Company acquired five community newspapers in the U.S. for total consideration of $24.5 million.

         In April 1999, the Company formed Hollinger L.P. Hollinger L.P. acquired 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada from Southam, UniMedia Inc. and Sterling Newspapers Company in exchange for promissory notes due April 29, 2020 of $309.5 million (Cdn.$451.2 million) and 135,945,972 units in Hollinger L.P. The transfer of properties to Hollinger L.P. has been accounted for at historical carrying values and no gain was recognized on the transfer.

         On April 30, 1999, Hollinger L.P. completed a Cdn.$200.0 million ($137.2 million) private placement and investors subsequently received 20 million partnership units of Hollinger L.P. During July 1999 Hollinger L.P. completed its initial public offering issuing 4 million units at Cdn.$10 per unit for total proceeds of Cdn.$40.0 million ($27.0 million). All partnership units, including the 20 million units issued through the April 30, 1999 private placement, are now listed on The Toronto Stock Exchange. After the initial public offering the Company continued to hold indirectly approximately 85% of the equity of Hollinger L.P. The net proceeds of the offerings were applied to reduce bank debt of the Hollinger International group of companies. The reduction in the Company's indirect ownership interest in Hollinger L.P. due to the sales of partnership units resulted in the recognition of dilution gains of $77.3 million. The Company's indirect ownership in the equity of the Hollinger L.P. was 85.0% at December 31, 1999.

         On April 30, 1999, Hollinger International Publishing Inc ("Publishing"), HCPH, Telegraph, Southam, Hollinger International Finance Corp. ("HIF") and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. On June 4, 1999, the revolving credit line was increased by $50.0 million. On September 30, 1999, the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million.

         In January 1998, the Company completed a sale of approximately 80 community newspapers for aggregate cash consideration of approximately $310.0 million. The proceeds from the sale were used to pay off notes at the Community Group and pay down $175.0 million of outstanding debt on the Bank Credit Facility. A pre-tax gain of $201.2 million was recognized on this transaction. In addition, its Canadian subsidiaries, in three separate transactions in 1998, sold a magazine and four newspaper properties for total proceeds of $267.4 million resulting in pre-tax gains of $161.8 million.

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

         During 1997, HCPH acquired 6,552,425 additional shares of Southam, increasing its ownership interest to 58.6% from 50.7%. During 1998, HCPH acquired 8,268,900 additional shares of Southam increasing its ownership interest to 69.1%. Subsequently, Southam repurchased some its own common shares increasing the Company's ownership interest to 71.0%.

         In 1997 the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of its Canadian publishing interests to HCPH for an aggregate consideration of approximately $382.0 million (Cdn.$523.0 million). The purchase price was satisfied by payment of cash in the amount of $250.0 million, by the issuance of a new series of preferred stock of the Company, which was converted into 829,409 shares of Series C Preferred Stock, a new series of mandatorily convertible preferred stock of the Company similar to the PRIDES issued by the Company in August 1996 having a face value of $90.0 million, and 3,207,245 shares of Class A Common Stock of the Company having a nominal agreed value of $42.0 million. The mandatorily convertible preferred stock was issued for a price of $108.50 per share and pays quarterly dividends of 9.5% per annum.

         In March 1997, Publishing issued offerings of $260 million of Senior Notes due 2005 (the "Senior Notes") and $290 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company. Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay bank indebtedness, to repay the redeemable preference shares of DT Holdings Limited ("DTH") and First DT Holdings Limited ("FDTH") and for general working capital.

SUBSEQUENT EVENTS

         At December 31, 1999, 353,234 Series B shares were outstanding, which underlie 706,469 PRIDES. In January 2000, these PRIDES were converted into 596,189 shares of Class A Common Stock of the Company.

         At December 31, 1999, the Company owned 51.7 million shares in Interactive Investor International (III) at a cost of approximately $15.0 million and representing an approximate 47.0% equity interest. On February 17, 2000, III had its initial public offering (IPO) issuing 52.0 million shares at (pound)1.50 ($2.42). The Company sold 5.0 million shares of its holding into the IPO. After the IPO, the Company now owns 46.7 million shares representing 28.5% of the equity of III. Shares in III have traded substantially above their issue price indicating a significant gain to the Company. However, the Company is precluded from selling its holding for a period of six months from the date of the IPO.

         The following table sets forth, for the periods indicated, certain items and related percentage relationships included in the Company's Consolidated Statements of Operations.


                                              Year Ended December 31,
                                   ------------------------------------------------
                                       1999              1998              1997
                                   ------------      ------------      ------------
                                               (dollars in thousands)
Operating revenues
      Chicago Group                $    390,473      $    379,109      $    341,368
      Community Group                    96,674           210,107           292,265
      U.K. Newspaper Group              550,474           550,525           492,270
      Canadian Newspaper Group        1,109,781         1,058,019         1,085,627
                                   ------------      ------------      ------------
     Total operating revenue       $  2,147,402      $  2,197,760      $  2,211,530
                                   ============      ============      ============
Operating income (4), (5)
      Chicago Group                $     45,234      $     34,093      $     37,862
      Community Group                     9,471            38,312            53,453
      U.K. Newspaper Group               70,007            66,458            49,224
      Canadian Newspaper Group          110,136           169,388           172,426
                                   ------------      ------------      ------------
     Total operating income        $    234,848      $    308,251      $    312,965
                                   ============      ============      ============
EBITDA (2), (4), (5)
      Chicago Group                $     65,189      $     54,404      $     53,093
      Community Group                    18,571            57,579            79,880
      U.K. Newspaper Group               88,964            85,871            67,300
      Canadian Newspaper Group          187,532           225,245           227,262
                                   ------------      ------------      ------------
     Total EBITDA                  $    360,256      $    423,099      $    427,535
                                   ============      ============      ============
Operating revenues
      Chicago Group                        18.2%             17.3%             15.4%
      Community Group                       4.5%              9.6%             13.2%
      U.K. Newspaper Group                 25.6%             25.0%             22.3%
      Canadian Newspaper Group             51.7%             48.1%             49.1%
                                   ------------      ------------      ------------
     Total operating revenue              100.0%            100.0%            100.0%
                                   ============      ============      ============
Operating income
      Chicago Group                        19.3%             11.1%             12.1%
      Community Group                       4.0%             12.4%             17.1%
      U.K. Newspaper Group                 29.8%             21.5%             15.7%
      Canadian Newspaper Group             46.9%             55.0%             55.1%
                                   ------------      ------------      ------------
     Total operating income               100.0%            100.0%            100.0%
                                   ============      ============      ============
EBITDA
      Chicago Group                        18.0%             12.9%             12.4%
      Community Group                       5.2%             13.6%             18.7%
      U.K. Newspaper Group                 24.7%             20.3%             15.7%
      Canadian Newspaper Group             52.1%             53.2%             53.2%
                                   ------------      ------------      ------------
     Total EBITDA                         100.0%            100.0%            100.0%
                                   ============      ============      ============
EBITDA Margin (3)
      Chicago Group                        16.7%             14.4%             15.6%
      Community Group                      19.2%             27.4%             27.3%
      U.K. Newspaper Group                 16.2%             15.6%             13.7%
      Canadian Newspaper Group             16.9%             21.3%             20.9%
     Total EBITDA                          16.8%             19.3%             19.3%

(Footnotes following tables)

         The following table sets forth, for the periods indicated, certain items and related percentage relationships included in the Company's Consolidated Statements of Operations.


                                              Year Ended December 31,                Year Ended December 31,
                                        ----------------------------------     ------------------------------------
                                          1999         1998         1997         1999          1998          1997
                                        --------     --------     --------     --------      --------      --------
                                           (dollar amounts in thousands)
Chicago Group
      Operating revenue
           Advertising                  $294,124     $281,615     $243,301         75.4%         74.3%         71.3%
           Circulation                    80,551       82,534       79,574         20.6          21.8          23.3
           Job printing and other         15,798       14,960       18,493          4.0           3.9           5.4
                                        --------     --------     --------     --------      --------      --------
      Total operating revenue            390,473      379,109      341,368        100.0         100.0         100.0
                                        --------     --------     --------     --------      --------      --------
      Operating costs (1), (4), (5)
           Newsprint                      64,408       71,101       60,254         16.5          18.8          17.7
           Compensation costs            147,951      145,635      131,256         37.9          38.4          38.5
           Other operating costs         112,925      107,969       96,765         28.9          28.5          28.3
           Depreciation                    8,929        9,207        8,603          2.3           2.4           2.5
           Amortization                   11,026       11,104        6,628          2.8           2.9           1.9
                                        --------     --------     --------     --------      --------      --------
      Total operating costs              345,239      345,016      303,506         88.4          91.0          88.9
                                        --------     --------     --------     --------      --------      --------
      Operating income (1), (5)         $ 45,234     $ 34,093     $ 37,862         11.6%          9.0%         11.1%
                                        ========     ========     ========     ========      ========      ========
Community Group
      Operating revenue
           Advertising                  $ 57,535     $135,216     $190,215         59.5%         64.4%         65.1%
           Circulation                    26,618       49,449       69,499         27.5          23.5          23.8
           Job printing and other         12,521       25,442       32,551         13.0          12.1          11.1
                                        --------     --------     --------     --------      --------      --------
      Total operating revenue             96,674      210,107      292,265        100.0         100.0         100.0
                                        --------     --------     --------     --------      --------      --------
      Operating costs (1), (4), (5)
           Newsprint                       9,355       23,173       29,048          9.7          11.0           9.9
           Compensation costs             35,665       70,496       98,738         36.9          33.6          33.8
           Other operating costs          33,083       58,859       84,599         34.2          28.0          28.9
           Depreciation                    3,956        7,185       10,485          4.1           3.4           3.6
           Amortization                    5,144       12,082       15,942          5.3           5.8           5.5
                                        --------     --------     --------     --------      --------      --------
      Total operating costs               87,203      171,795      238,812         90.2          81.8          81.7
                                        --------     --------     --------     --------      --------      --------
      Operating income (1), (5)         $  9,471     $ 38,312     $ 53,453          9.8%         18.2%         18.3%
                                        ========     ========     ========     ========      ========      ========

(Footnotes following tables)

         The following table sets forth, for the periods indicated, certain items and related percentage relationships included in the Company's Consolidated Statements of Operations.


                                                 Year Ended December 31,                      Year Ended December 31,
                                        ----------------------------------------     ------------------------------------------
                                           1999           1998           1997           1999            1998             1997
                                        ----------     ----------     ----------     ----------      ----------      ----------
                                              (dollar amounts in thousands)
U.K. Newspaper Group
      Operating revenue
           Advertising                  $  365,005     $  366,742     $  335,115           66.3%           66.7%           68.1%
           Circulation                     158,683        163,206        137,073           28.8            29.6            27.8
           Job printing and other           26,786         20,577         20,082            4.9             3.7             4.1
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Total operating revenue              550,474        550,525        492,270          100.0           100.0           100.0
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Operating costs (1), (4), (5)
           Newsprint                        97,045        101,750         89,851           17.6            18.5            18.3
           Compensation costs               91,870         88,604         86,887           16.7            16.1            17.7
           Other operating costs           272,595        274,300        248,232           49.5            49.8            50.4
           Depreciation                      8,522          8,739          7,535            1.5             1.6             1.5
           Amortization                     10,435         10,674         10,541            1.9             1.9             2.1
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Total operating costs                480,467        484,067        443,046           87.2            87.9            90.0
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Operating income (1), (5)         $   70,007     $   66,458     $   49,224           12.8%           12.1%           10.0%
                                        ==========     ==========     ==========     ==========      ==========      ==========
Canadian Newspaper Group
      Operating revenue
           Advertising                  $  840,369     $  782,217     $  799,266           75.8%           74.0%           73.6%
           Circulation                     221,150        222,440        237,445           19.9            21.0            21.9
           Job printing and other           48,262         53,362         48,916            4.3             5.0             4.5
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Total operating revenue            1,109,781      1,058,019      1,085,627          100.0           100.0           100.0
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Operating costs (1), (4), (5)
           Newsprint                       140,042        147,785        132,857           12.6            14.0            12.2
           Compensation costs              408,879        394,391        419,272           36.8            37.3            38.6
           Other operating costs           373,328        290,598        306,236           33.6            27.4            28.2
           Depreciation                     42,746         34,711         35,012            3.9             3.3             3.3
           Amortization                     34,650         21,146         19,824            3.1             2.0             1.8
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Total operating costs                999,645        888,631        913,201           90.0            84.0            84.1
                                        ----------     ----------     ----------     ----------      ----------      ----------
      Operating income (1), (5)         $  110,136     $  169,388     $  172,426           10.0%           16.0%           15.9%
                                        ==========     ==========     ==========     ==========      ==========      ==========


(1) Percentage relationships are expressed as a percentage of related revenues.
(2) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, foreign currency gains and losses, extraordinary items and certain other income items. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company have resulted in non-cash charges for depreciation and amortization, which have adversely affected net income, but have not affected EBITDA.
(3)      EBITDA Margin represents EBITDA divided by related operating revenues.
(4)      Includes allocation of corporate expenses.
(5)      Excludes infrequent items.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

         NET EARNINGS The Company had net earnings of $245.4 million, or $2.30 per share in 1999, compared with net earnings of $196.9 million, or $1.65 per share in 1998. Earnings in 1999 and 1998 include a number of infrequent and non-recurring items. For the year ended December 31, 1999, earnings excluding infrequent and non-recurring items were $62.1 million compared to $95.8 million in 1998. Assuming all instruments are dilutive, diluted earnings per share excluding infrequent and non-recurring items were 53 cents per share in 1999 compared to 78 cents per share in 1998.

         OPERATING INCOME Operating income in 1999 was $212.8 million compared to $282.1 million in 1998. The decrease in operating income is due to several factors. Community Group newspaper operations sold during 1998 and 1999 contributed $30.6 million to reported operating income in 1998 and $1.2 million in 1999. In addition, operating income in both 1999 and 1998 was affected by start-up losses at the National Post of $48.7 million and $7.9 million, respectively. Operating income in 1999 was also affected increased amortization of intangibles related to the acquisition of the remaining Southam shares in January 1999 and increased losses from Internet activities.

         OPERATING REVENUES Operating revenues were $2,147.4 million in 1999 compared to $2,197.8 million in 1998, a decrease of $50.4 million. The overall decrease in revenue is primarily due to the 1999 and 1998 sales of newspaper operations at the Community Group and the Canadian Newspaper Group. Newspaper operations sold contributed $204.3 million to operating revenues in 1998 and $17.9 million in 1999. The decreases in operating revenues resulting from these sales were offset, to a large extent, by operating revenues from the National Post, which commenced operations in October 1998 and 1998 acquisitions at the Canadian Newspaper Group..

         OPERATING EXPENSES Total operating costs and expenses were $1,934.6 million in 1999 compared to $1,915.7 million in 1998. Newsprint expense decreased over the prior year by 9.6%. The decrease in newsprint expense is primarily due to the decrease in newsprint price. Newsprint prices decreased by 9.8% at the Chicago Group, 10.5% at the Community Group, 5.7% at the U.K. Newspaper Group and 9.9% at the Canadian Newspaper Group. Lower consumption as a result of the sale of newspaper operations at the Community Group was largely offset by an increase in consumption at the Canadian Newspaper Group primarily resulting from the National Post. Compensation costs decreased year over year by $14.8 million or 2.1%. The overall reduction in compensation costs was due to the sales of newspaper operations at the Community Group offset in part by increased compensation resulting from the full year of operation of the National Post. Other operating costs increased $60.2 million year over year mainly as a result of 1999 including a full year of operations of the National Post offset by lower other operating costs at the Community Group as a result of the sale of newspaper operations. Amortization increased year over year by $6.2 million primarily as a result of increased amortization of intangibles related to the acquisition of the remaining Southam shares in January 1999, offset by reduced amortization at the Community Group as a result of the sale of newspaper operations. Operating expenses included $22.0 million of infrequent items in 1999, which consisted primarily of costs related to the start-up of the new plant in Chicago and accounting adjustments related to pension liabilities. Operating expenses included infrequent items of $26.2 million in 1998, which included $13.1 million of start-up costs relating to the National Post and other one-time charges.

         OTHER INCOME Other income of $326.3 million in 1999 consisted primarily of gains on sales of newspaper operations at the Community Group and the gain on the dilution of the Company's interest in Hollinger L.P. Other income of $331.4 million in 1998 consisted primarily of the gains on sales of newspaper operations at the Community Group and Canadian Newspaper Group.

         INTEREST EXPENSE Interest expense increased 24.3% primarily due to interest on additional debt incurred related to the acquisition of the Southam minority in January 1999 and the repurchases in 1999 of the Company's common stock.

         AMORTIZATION OF DEBT ISSUE COSTS Amortization of debt issue costs represents debt issue costs on the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility. Amortization of debt issue costs in 1999 included regular amortization of these costs and a one-time write-off of issue costs related to debt incurred to buyout the Southam minority in January 1999.

         MINORITY INTEREST Minority interest in 1999 represents the minority interest in the earnings of Hollinger L.P. and in 1998 represents the minority interest in earnings of Southam.

CHICAGO GROUP

         Operating revenues for the Chicago Group were $390.5 million in 1999 compared with $379.1 million in 1998. Operating revenues for operations owned in both years were $388.0 million in 1999 compared to $379.1 million in 1998. The "same store" revenue growth is driven by a 3.7% increase in advertising revenues primarily at the Chicago Sun-Times offset by a 2.8% reduction in circulation revenue due to both price competition and lower circulation volume.

         Total operating costs and expenses, excluding infrequent items, were $345.2 million in 1999 compared with $345.0 million in 1998. Operating income was $45.2 million in 1999 compared with $34.1 million in 1998. This improvement was driven by increased advertising revenue and a newsprint price improvement year over year of 9.8% across the group. For newspapers owned in both years EBITDA increased 19.1% to $64.8 million in 1999 from $54.4 million in 1998 and operating income increased 33.1% to $45.4 million from $34.1 million in 1998.

COMMUNITY GROUP

         Operating revenues for the Community Group were $96.7 million in 1999 compared with $210.1 million in 1998. The decrease in operating revenues was the result of the sale of newspaper operations in 1999. Operating revenues for newspapers owned in both years were $50.7 million in 1999 compared with $50.1 million in 1998; EBITDA was $14.3 million in 1999 compared with $13.4 million in 1998 and operating income was $9.6 million in 1999 compared with $8.0 million in 1998. This improvement in operating income and EBITDA results from a slight improvement in operating revenue as well as a 10.5% year over year reduction in newsprint prices. Newspaper operations sold contributed $17.3 million to operating revenue in 1999 and $139.2 million in 1998.

U.K. NEWSPAPER GROUP

         Operating revenues for the U.K. Newspaper Group were flat year over year. However, when expressed in British pounds sterling, total operating revenues increased by 2.4% and advertising revenues increased 1.9%. Advertising revenues continued to increase primarily a result of a continued buoyant advertising market in all sectors except recruitment advertising. However, the slowdown in recruitment classifieds was more than offset by growth in other classified categories and display advertising. Also, recruitment advertising turned the corner, showing a year-over-year increase of 3.0% for the fourth quarter 1999. In British pounds sterling, circulation revenues were flat year over year and other operating revenue in 1999 increased 33.6% over 1998. The increases are primarily due to increased revenue from Telegraph Enterprises, a division of Telegraph Group Limited, which uses the Telegraph brand to facilitate sales of goods and services to readers.

         Total operating costs and expenses, excluding infrequent items, were $480.5 million in 1999 compared to $484.1 million in 1998. Newsprint expense was $97.0 million in 1999 compared with $101.8 million in 1998, a decrease of $4.8 million. This reflects a 5.7% year over year price decrease offset in part by a consumption increase. The newsprint price improvement, although less than reported for United States properties, reflects the longer term purchasing methodology in the U.K. which usually causes a delay in realizing the effect of newsprint changes and should result in smaller price swings during periods of increasing newsprint prices. Operating income, excluding infrequent items, increased $3.5 million from 1998.

CANADIAN NEWSPAPER GROUP

         Operating revenues in the Canadian Newspaper Group were $1,110.0 million in 1999 compared with $1,058.0 million in 1998, an increase of $52.0 million or 4.9%. Most of this increase resulted from revenues from the National Post, in its first full year of operation and 1999 revenues from operations acquired during 1998 offset by lower 1999 revenue resulting from operations which were sold in 1998. Revenues from newspapers owned in both years were $914.5 million in 1999 and $910.9 million in 1998.

         Total operating costs and expenses excluding infrequent items were $999.6 million in 1999 compared with $888.6 million in 1998, an increase of $111.0 million. Newsprint prices decreased 9.9% year over year, but overall consumption increased primarily as a result of the National Post. Total newsprint expense decreased $7.7 million or 5.2% from 1998. Compensation costs increased $14.5 million year over year almost entirely as a result of 1999 including a full year of costs related to National Post. Compensation costs for newspapers owned in both years were virtually flat. Other operating costs increased $82.7 million to $373.3 million in 1999 from $290.6 million in 1998. The majority of this increase results from a full year of other operating costs of the National Post and an increase in Internet expenses. EBITDA from newspapers owned in both years was $217.8 million in 1999 compared with $215.0 million in 1998. The National Post 1999 EBITDA loss was $44.3 million compared with $7.2 million in 1998. In 1998 the National Post commenced publication October 27.

         Depreciation in 1999 increased $8.0 million over 1998 as a result of fixed asset additions and the National Post. Amortization increased $13.5 million from $21.1 million in 1998 to $34.6 million in 1999 primarily due to the additional amortization of intangible assets resulting from the 1998 and 1999 acquisitions of Southam shares.


1998 COMPARED WITH 1997

         NET EARNINGS The Company had net earnings of $196.9 million, or $1.65 per share in 1998, compared with net earnings of $104.5 million, or $0.93 per share in 1997. Earnings in 1998 and 1997 include a number of infrequent and non-recurring items. For the year ended December 31, 1998, earnings excluding infrequent and non-recurring items were $95.8 million compared to $72.6 million in 1997. Assuming all instruments are dilutive, diluted earnings per share excluding infrequent and non-recurring items were 78 cents per share in 1998 compared to 61 cents per share in 1997.

         OPERATING INCOME Operating income in 1998 was $282.1 million compared to $287.7 million in 1997. The operating income at the U.K. Newspaper Group increased $33.5 million to $60.2 million in 1998 from $26.7 million in 1997, principally as a result of increased advertising revenue and increased circulation revenue due in part to higher subscription prices under the direct subscription campaign. The decrease in operating income at both the Community Group and the Canadian Newspaper Group was primarily due to sales of newspaper operations. On a "same store" basis, operating income at the Community Group was $37.4 million in 1998 compared to $35.0 million in 1997. Operating income on a "same store" basis for the Canadian Newspaper Group was $184.9 million in 1998 compared to $176.8 million in 1997.

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

         OPERATING EXPENSES Total operating costs and expenses were $1,915.7 million in 1998 compared to $1,923.8 million in 1997. As a percentage of total operating revenues, operating costs remained fairly consistent at 87.2% in 1998 compared to 87.0% in 1997. Newsprint expense increased over the prior year by 18.0% for the Chicago Group, decreased by 20.2% for the Community Group, decreased by 0.5% for the U.K. Newspaper Group (including $12.4 million of newsprint in 1997 related to the prepaid subscription campaign) and increased by 11.2% for the Canadian Newspaper Group. The increase in newsprint expense is due to both increased newsprint prices and increased consumption. Newsprint prices, which after declining in 1996 and early part of 1997, started to increase through the latter part of 1997 and continued to increase slightly throughout 1998. Operating expenses included infrequent items of $26.2 million in 1998, which included $13.1 million of start-up costs relating to the National Post and other one-time charges. Operating expenses in 1997 included infrequent items of $25.2 million that consisted primarily of $22.2 million for costs related to the direct prepaid subscription campaign at the Telegraph.

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

CHICAGO GROUP

         Operating revenues of the Chicago Group were $379.1 million in 1998 (or 17.3% of total operating revenues) compared with $341.4 million in 1997, an increase of $37.7 million. Most of this increase is as a result of acquisitions. For newspapers owned in both years, revenue was $343.9 million in 1998 compared with $341.4 million in 1997, an increase of $2.5 million. Advertising revenue increased $10.1 million or 4.1% while circulation revenue decreased $3.5 million or 4.4%. The circulation revenue decrease was due to both price competition in the Chicago market and lower circulation volume.

         Total operating costs and expenses, excluding infrequent times, were $345.0 million in 1998 compared with $303.5 million in 1997 an increase of $41.5 million. This increase relates to acquisitions, an increase in the year over year cost of newsprint of 5.6% and also an increase in the consumption of newsprint.

         Operating income, excluding infrequent items, was $34.1 million in 1998 compared with $37.9 million in 1997.

COMMUNITY GROUP

         Operating revenues at the Community Group were $210.1 million in 1998 (or 9.6% of total operating revenues) compared with $292.3 million in 1997, a decrease of $82.2 million. This decrease in operating revenue was primarily the result of the sale of newspaper operations in January 1998. Operating revenues for newspapers owned in both years were $169.4 million in 1998 compared with $165.0 million in 1997, an increase of $4.4 million. Advertising revenues increased $5.0 million or 4.5% while circulation, printing and other revenues decreased $0.6 million year over year.

         Total operating costs and expenses, excluding infrequent items, were $171.8 million in 1998 compared with $238.8 million in 1997, a decrease of $67.0 million. This decrease relates primarily to the sale of newspaper operations offset by an increase in newsprint expense resulting from both price and consumption increases.

         Operating income, excluding infrequent items, was $38.3 million in 1998 compared with $53.5 million in 1997. As a percentage of operating revenue, operating income was 18.2% in 1998 compared with 18.3% in 1997. The sale of newspaper operations in January 1998 resulted in the decline in operating income.

U.K. NEWSPAPER GROUP

         Operating revenues in the U.K. Newspaper Group were $550.5 million in 1998 (or 25.0% of total operating revenues), an increase of 11.8% from 1997. When expressed in British pounds sterling, revenues increased by 10.6%. Advertising revenues for 1998 increased $31.6 million to $366.7 million, or 9.4% over 1997. When expressed in British pounds sterling, advertising revenues increased 8.2%. Circulation revenues for 1997 were $163.2 million, an increase of $26.1 million, or 19.1% from 1997. When expressed in British pounds sterling, circulation revenues increased by 17.7%.

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


LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL Working capital consists of current assets less current liabilities. Current assets were $417.0 million and $469.9 million at December 31, 1999 and 1998, respectively. Current liabilities, excluding debt obligations, were $489.4 million and $509.9 million, respectively, at December 31, 1999 and 1998. The Company's consolidated working capital at December 31, 1999 and 1998, excluding debt obligations, was a deficit of $72.4 million and $40.0 million, respectively.

         EBITDA EBITDA, which represents the Company's earnings before interest expense, income taxes, depreciation and amortization, minority interest, amortization of debt issue costs, certain other income items and extraordinary items was $338.2 million in 1999, $396.9 million in 1998 and $402.3 million in 1997, respectively. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt. EBITDA excluding infrequent items was $360.3 million, $423.1 million and $427.5 million in 1999, 1998 and 1997, respectively.

         CASH FLOW Cash flows on a consolidated basis from operating activities were $106.2 million, $53.7 million and $242.8 million in 1999, 1998 and 1997, respectively. Excluding changes in working capital (other than cash), cash provided by operating activities was $62.0 million, $104.1 million and $265.1 million for 1999, 1998 and 1997, respectively. Working capital changes provided cash of $44.2 million in 1999 and required cash of $50.4 million and $22.3 million in 1998 and 1997, respectively. Changes reflect normal variations from year to year in inventory, accounts receivable, short-term liabilities and other working capital items.

         Cash flows used in investing activities in 1999 were $59.6 million principally reflecting the capital expenditures at the Chicago Group for the new production facility, acquisition of the remaining minority of Southam and Internet related spending offset, in part, by proceeds from the disposition of certain U.S. community newspapers. Cash flows used in investing activities were $92.3 million in 1998 principally reflecting the acquisitions of the additional interest in Southam, capital expenditures at the Chicago Group for the new production facility, offset, in part, by net proceeds from dispositions of certain newspapers at the Community Group and the Canadian Newspaper Group. Cash flows provided by investing activities were $8.5 million in 1997 principally reflecting proceeds from the disposal of Fairfax offset by capital expenditures and acquisitions at the Community Group and Southam and the purchase of the additional interest in Southam.

         Cash flows used in financing activities in 1999 were $91.0 million, principally reflecting the payment of by Southam of a special dividend, the repurchase of Class A Common Stock by the Company offset, in part, by the issuance of partnership units by Hollinger L.P. Cash flows used in financing activities in 1998 were $15.8 million primarily reflecting changes in borrowings, dividend payments and repurchase of its own shares by Southam. Cash flows used in financing activities in 1997 were $276.9 million reflecting changes in borrowings offset by the redemption of preference shares at DTH and FDTH, payment of dividends and payments made to Hollinger Inc. for the Canadian Newspapers.

         CAPITAL EXPENDITURES AND ACQUISITION FINANCING In the past three years the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under their bank credit facilities.

         Capital expenditures at the Chicago Group amounted to $40.9 million, $75.6 million and $17.9 million in 1999, 1998 and 1997, respectively. The Company began construction of a new printing facility in Chicago during 1998 at an estimated cost of approximately $115.0 million, to be operational in 2000. The capital expenditures in both 1999 and 1998 are primarily related to the construction of this production facility.

         Capital expenditures at the Community Group amounted to $4.9 million, $8.8 million and $8.8 million in 1999, 1998 and 1997, respectively.

         Capital expenditures at the Telegraph were $5.6 million, $7.1 million and $5.6 million in 1999, 1998, and 1997, respectively.

         Capital expenditures at the Canadian Newspaper Group were $72.4 million, $69.2 million and $84.3 million in 1999, 1998, and 1997, respectively. The capital expenditures in 1999 include new presses at Montreal, Saskatoon, Regina and new equipment at the Vancouver press facility. The amounts in 1997 include $79.3 million for Southam, relating to the construction of a new press facility in Vancouver, which was put into service in 1997.

         DEBT OBLIGATIONS The Company, Publishing and its principal subsidiaries are parties to various debt agreements that have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At December 31, 1999, the indebtedness of the Company was $1,653.9 million.

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

         1996 NOTE OFFERING Publishing sold $250 million aggregate principal amount of Notes (the "Notes") on February 7, 1996. The Notes mature on February 1, 2006, and are unsecured senior subordinated obligations of Publishing. Each Note bears interest at the rate of 9.25% per annum payable semiannually on February 1 and August 1 of each year, commencing on August 1, 1996. The Notes may be redeemed at any time on or after February 1, 2001, at the option of Publishing, in whole or in part, at a price of 104.625% of the principal amount thereof, declining ratably to par on or after February 1, 2004, together with accrued and unpaid interest to the redemption date. Payment of the principal, premium, and interest on the Notes is guaranteed by the Company on a senior subordinated basis (the "Guarantee"). The Notes and the Guarantee are expressly subordinated to all senior indebtedness of Publishing and the Company, including all indebtedness and other obligations under the Publishing Credit Facility and the Company's guarantee thereof.

         The indenture relating to the Notes (the "Indenture") contains covenants that, among other things, limit the ability of Publishing and the Restricted Subsidiaries (defined to include the United States subsidiaries of Publishing, the Telegraph, the Canadian Newspapers and Jerusalem Post) to incur indebtedness, pay dividends or make other distributions on its capital stock, subject in each case to certain exceptions. The Company is in compliance with the covenants.

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

         During 1999, the Company solicited consents from the registered holders of the Notes, Senior Notes and Senior Subordinated Notes to amend the indentures covering said notes to (i) make the limitation on restricted payments covenant less restrictive, (ii) make the consolidated cash flow ratio under the limitation on indebtedness covenant more restrictive, and (iii) make the limitation on sale of assets covenant less restrictive. The requisite consents were obtained in March 1999 and the indentures governing the Notes, Senior Notes and Senior Subordinated Notes were so amended.

         BANK CREDIT FACILITY On April 30, 1999, Publishing, HCPH, Telegraph, Southam, HIF and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. On June 4, 1999, the revolving credit line was increased by $50.0 million. On September 30, 1999, the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million.

         The Bank Credit Facility was first entered into on April 7, 1997 by Publishing, HCPH, the Telegraph and a group of financial institutions. The purchase price of the Canadian Newspapers was financed in part through a $175.0 million borrowing by HCPH under the Bank Credit Facility. During 1997, the parties to the Bank Credit Facility entered into several amendments to the Bank Credit Facility which permitted HCPH to bid for the remaining shares of Southam not currently owned by it and allowed Publishing to pay up to $20.0 million in dividends to the Company for Class A Common Stock repurchases.

         During 1998, the Bank Credit Facility was changed through several amendments to decrease interest rates, expand the capital expenditures limitations, increase the amount of dividends Publishing can pay to the Company for Class A Common Stock repurchases from $20.0 million to $30.0 million, increase the permitted regular quarterly dividend from Publishing to the Company to $0.1375 per common share from $0.10 and permitted the sale of 45 U.S. community newspapers. This Bank Credit Facility was subsequently replaced by the Restated Credit Facility.

         The Restated Credit Facility contains both affirmative and negative covenants, and various financial covenants. The Company was in compliance with all covenants at December 31, 1999.

         REDEEMABLE PREFERRED STOCK The Company issued to Hollinger Inc. in connection with the 1995 Reorganization in which the Company acquired Hollinger Inc.'s interest in The Telegraph and Southam, 739,500 shares of Series A Preferred Stock. The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock. During 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash of $19,362,000. In May 1999, the remaining 134,126 shares of Series D Preferred Stock were converted into 134,126 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are redeemable in whole or in part, at any time and from time to time, subject to restrictions in the Company's credit facilities, by the Company or by a holder of such shares.

         TOTAL RETURN EQUITY SWAP In August and September 1998, the Company entered into an arrangement with four banks, pursuant to which the banks purchased 12,640,305 shares of the Company's Class A Common Stock. 2,522,600 of these shares were purchased on the open market at an average price of $15.40 and 10,117,705 were purchased from affiliates of the Company at an average price of $13.88. During 1999, an additional 1,469,600, shares were purchased on the open market at an average price of $13.96. The Company has the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. In the latter case, any gain or loss realized by the banks will be for the Company's account. Until the Company purchases the shares, dividends paid on the shares belong to the Company and the Company pays interest to the banks at the rate of LIBOR plus a spread. If the Company's stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security. During 1999, the Company has issued 4,846,370 shares of Class A Common Stock as additional security of which 3,250,900 shares were required to be deposited in the escrow account at December 31, 1999. Consequently 1,595,470 shares, which had been issued during 1999, were returned to the company after year-end.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         NEWSPRINT Newsprint prices continued to fluctuate throughout 1999 and on a consolidated basis newsprint expense amounted to $310.9 million ($343.8 million in 1998 and $312.0 million in 1997). Management believes that while newsprint prices could continue to show wide price variations in the future, prices in 2000 will likely be marginally higher than they were in 1999. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. For the Company and subsidiaries, total newsprint usage in 1999 was about 600,000 tonnes per annum. At those levels of usage and based on properties and ownership levels at December 31, 1999, a change in the price of newsprint of $50 per ton would increase or decrease net income by about $17.6 million.

         INFLATION During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom and Canada.

         INTEREST RATES The Company has significant debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at December 31, 1999 which is subject to floating interest rates and December 31, 1999 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company's net earnings by approximately $4.4 million.

         FOREIGN EXCHANGE RATES A substantial portion of the Company's income is earned outside of the United States in currencies other than the United States dollar. As a result the Company's income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on 1999 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company's reported earnings:


                                                       Actual Average
                                                          1999 Rate                      Increase/Decrease
------------------------------------------------------------------------------------------------------------------------------------
         United Kingdom                                    $1.62/L.                          $970,000
         Canada                                          $0.67/Cdn.$                        $5,600,000
------------------------------------------------------------------------------------------------------------------------------------

         ELECTRONIC MEDIA Management continues to hold the view that newspapers will continue to be an important business segment. Among educated and affluent people, indications are that strong newspaper readership will continue. In fact, it is possible that readership will increase as the population ages.

         Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet's potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint format. The concern most frequently expressed regarding the commercial viability of newspapers is that they will lose their classified advertising revenue. We have put our classified advertising on the Internet and linked this with other newspapers to make regional or national networks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears beginning at page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

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

     2.2          UniMedia Class B Stock Purchase Agreement dated as of April   Incorporated by reference
                  18, 1997 among Hollinger Inc., UniMedia Holding Company and   to Exhibit 2.02 to Current
                  Hollinger International Inc.                                  Report on Form 8-K dated
                                                                                April 18, 1997.

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

     4.1          Fourth Amended and Restated Credit Agreement dated April      Pursuant to S-K
                  30, 1999 among Hollinger International Publishing Inc.,       601(b)(4)(iii), the
                  Telegraph Group Limited, Hollinger Canadian Publishing        Registrant has not filed a
                  Holdings Inc., Southam Inc., HIF Inc., various financial      copy of this exhibit but
                  institutions, The Toronto Dominion Bank, as Issuing Bank,     will furnish a copy upon
                  the Bank of Nova Scotia, as Syndication Agent, Canadian       the Commission's request.
                  Imperial Bank of Commerce, as Documentation Agent, and
                  Toronto Dominion (Texas), Inc., as Administrative Agent.

     4.2          Senior Indenture, dated as of March 18, 1997                  Incorporated by reference
                                                                                to Exhibit 4.01 to Current
                                                                                Report on Form 8-K dated
                                                                                March 18, 1997

     4.3          Senior Subordinated Indenture, dated as of March 18, 1997.    Incorporated by reference
                                                                                to Exhibit 4.03 to Current
                                                                                Report on Form 8-K dated
                                                                                March 18, 1997

     4.4          Exchange Indenture, dated July 17, 1997, among Hollinger      Incorporated by reference
                  Canadian Publishing Holdings Inc., Hollinger International    to Exhibit 4.01 to
                  Inc. and Montreal Trust Company of Canada.                    Registration Statement on
                                                                                Form S-3 (No. 333-35619)

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

    10.3          Employment and Noncompetition Letter Agreements with          Incorporated by reference
                  executive officers.                                           to Exhibit 10.9 to
                                                                                Registration Statement on
                                                                                Form S-1 (No. 33-74980)


                                                                                      PRIOR FILING OR
  EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                           SEQUENTIAL PAGE NUMBER
  -----------     ----------------------                                           ----------------------
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

     10.9         Deposit Agreement dated August 1, 1996.                       Incorporated by reference
                                                                                to Exhibit 10.01 to Current
                                                                                Report on Form 8-K dated
                                                                                August 7, 1996

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

    10.11         Amendment, dated as of March 18, 1997, to the Share           Incorporated by reference
                  Exchange Agreement.                                           to Exhibit 10.1 to Current
                                                                                Report on Form 8-K dated
                                                                                March 18, 1997.

    10.12         Hollinger International Inc 1999 Stock Incentive Plan         Incorporated by reference to
                                                                                Annex A to Report on Form
                                                                                DEF 14A dated March 24, 1999


    10.14         Amendment, dated as of March 18, 1997, to the HTH/FDTH        Incorporated by reference
                  Share Exchange Agreement.                                     to Exhibit 10.2 to Current
                                                                                Report on Form 8-K dated
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

                           None


                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 30, 2000


                                    HOLLINGER INTERNATIONAL INC.
                                    (Registrant)



                                    By:      /s/ Conrad M. Black
                                             -----------------------------------
                                             Conrad M. Black, Chairman
                                             and Chief Executive Officer

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


      SIGNATURE                                              TITLE                              DATE
      ---------                                              -----                              ----
      /s/ Conrad M. Black                                    Chairman, Chief Executive          March  30, 2000
      --------------------------------------                 Officer and Director (Principal
      Conrad M. Black                                        Executive Officer)

      /s/ Cindy E. Horowitz                                  Executive Vice President and       March  30, 2000
      --------------------------------------                 Chief Financial Officer
      Cindy E. Horowitz                                      (Principal Financial Officer)

      /s/ Fredrick A. Creasey                                Group Corporate Controller         March  30, 2000
      --------------------------------------                 (Principal Accounting Officer)
      Frederick A. Creasey

      /s/ F. David  Radler                                   Deputy Chairman, President,        March  30, 2000
      --------------------------------------                 Chief Operating Officer and
      F. David Radler                                        Director

      /s/ Daniel W. Colson                                   Vice Chairman and Director         March  30, 2000
      --------------------------------------
      Daniel W. Colson

      /s/ Barbara Amiel Black                                Vice President - Editorial and     March  30, 2000
      --------------------------------------                 Director
      Barbara Amiel Black




      SIGNATURE                                              TITLE                              DATE
      ---------                                              -----                              ----
      /s/ Dwayne O. Andreas                                  Director                           March  30, 2000
      --------------------------------------
      Dwayne O. Andreas

      /s/ Richard R. Burt                                    Director                           March  30, 2000
      --------------------------------------
      Richard R. Burt

                                                             Director                           March    , 2000
      --------------------------------------
      Raymond G. Chambers

                                                             Director                           March    , 2000
      --------------------------------------
      Henry A. Kissinger

      /s/ Marie-Josee Kravis                                 Director                           March  30, 2000
      --------------------------------------
      Marie-Josee Kravis

                                                             Director                           March    , 2000
      --------------------------------------
      Shmuel Meitar

      /s/ Richard N. Perle                                   Director                           March  30, 2000
      --------------------------------------
      Richard N. Perle

      /s/ Robert S. Strauss                                  Director                           March  30, 2000
      --------------------------------------
      Robert S. Strauss

      /s/ A. Alfred Taubman                                  Director                           March  30, 2000
      --------------------------------------
      A. Alfred Taubman

      /s/ James R. Thompson                                  Director                           March  30, 2000
      --------------------------------------
      James R. Thompson

                                                             Director                           March    , 2000
      --------------------------------------
      Lord Weidenfeld

      /s/ Leslie H. Wexner                                   Director                           March  30, 2000
      --------------------------------------
      Leslie H. Wexner

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hollinger International Inc.:


We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

February 16, 2000

Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies

December 31, 1999 and 1998

--------------------------------------------------------------------------------



1.       PRINCIPLES OF PRESENTATION AND CONSOLIDATION

         Hollinger International Inc. (the "Company") is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 1999, Hollinger Inc. owned 41.1% of the combined equity and 75.2% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to conversion of the Company's remaining Series B Convertible Preferred Stock ("Series B Preferred Stock"), Series C Convertible Preferred Stock ("Series C Preferred Stock") or Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock").

         In 1997, the Company and Hollinger Inc. announced that they had reached an agreement for the transfer by Hollinger Inc. of certain of its directly or indirectly owned Canadian publishing interests to Hollinger Canadian Publishing Holdings Inc. ("HCPH"), a subsidiary of the Company, for an aggregate consideration of $382,000,000 (Cdn.$523,000,000), (the "Hollinger Inc. Transaction"). The purchase price was satisfied in cash in the amount of $250,000,000, and by the issuance of preferred stock of the Company, which was converted into
         (i) 829,409 shares of Series C Preferred Stock having a face value of $90,000,000, and (ii) 3,207,045 shares of Class A Common Stock having a nominal agreed value of $42,000,000. The Hollinger Inc. Transaction represented a combination of entities under common control and was accounted for on an "as-if" pooling-of-interests basis.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's interest in Southam Inc. ("Southam") was 100.0%, 71.0% and 58.6% at December 31, 1999, 1998 and 1997, respectively. The Company's interest in Hollinger Canadian Newspapers Limited Partnership ("Hollinger L.P.") was 85.0% at December 31, 1999 (see Note 1 of Notes to Consolidated Financial Statements for discussion of partnership formation). Investments in less than majority-owned affiliated companies are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated on consolidation.

2.       DESCRIPTION OF BUSINESS

         The Company is engaged in the publishing, printing and distribution of newspapers and magazines through subsidiaries and affiliates primarily in the United States, the United Kingdom, Canada and Israel. In addition, the Company is developing a strategic on-line new media presence. The Company's raw materials, mainly newsprint and ink, are not dependent on a single or limited number of suppliers. Customers range from individual subscribers to local and national advertisers.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

December 31, 1999 and 1998

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

5.       INVENTORIES

         Inventories consist principally of newsprint that is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method, except for newsprint inventories of certain subsidiaries which are accounted for using the last-in, first-out method (LIFO). At December 31, 1999 and December 31, 1998, approximately 18% and 16%, respectively, of the Company's newsprint inventories were valued using LIFO. If the FIFO method had been used, such newsprint inventories would have been increased by $1,336,000 and $1,573,000, respectively.

6.       IMPAIRMENT OF LONG-LIVED ASSETS

         The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management's estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the statement of operations if such a difference arose. The Company determined that no material permanent impairments had occurred at December 31, 1999.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

December 31, 1999 and 1998

--------------------------------------------------------------------------------


7.       DERIVATIVES

         The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. Amounts receivable under interest rate cap agreements are accrued as a reduction of interest expense and amounts payable are accrued as interest expense. Interest rate differentials on all other swap arrangements are accrued as interest rates change over the contract periods.

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

9.       INTANGIBLE ASSETS

         Intangible assets consist principally of circulation-related assets, non-competition agreements with former owners of acquired newspapers and the excess of acquisition costs over estimated fair value of net assets acquired (goodwill). The fair market value of intangible assets purchased is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives to a maximum of 40 years.

10.      DEFERRED FINANCING COSTS

         Deferred financing costs consist of certain costs incurred in connection with debt financing. Such costs are amortized on a straight-line basis over the remaining term of the related debt, up to 10 years.

11.      DEFERRED REVENUE

         Deferred revenue represents subscription payments that have not been earned and are recognized on a straight-line basis over the term of the related subscription.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

December 31, 1999 and 1998

--------------------------------------------------------------------------------


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

13.      FOREIGN CURRENCY TRANSLATION

         Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." All assets, liabilities and minority interests are translated at year-end exchange rates, stockholders' equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing throughout the year. Translation adjustments are included in the accumulated other comprehensive income component of stockholders' equity. Translation adjustments are not included in earnings unless they are actually realized through a reduction of the Company's net investment in the foreign subsidiary. Gains and losses arising from the Company's foreign currency transactions are reflected in net earnings.

14.      EARNINGS PER SHARE

         For the years ended December 31, 1999, 1998 and 1997 earnings per share was computed in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of 1997. See note 10 for a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share.

15.      STOCK-BASED COMPENSATION

         The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

16.      RECLASSIFICATIONS

         Certain 1998 and 1997 amounts in the consolidated financial statements have been reclassified to conform to the 1999 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1999 and 1998

--------------------------------------------------------------------------------



                        ASSETS                                               1999           1998
                                                                           ----------    ----------
                                                                                (in thousands)
Current assets:
     Cash and cash equivalents                                             $   39,903    $   57,788
     Accounts receivable, net of allowance for doubtful accounts
        of $23,346 in 1999 and $14,784 in 1998                                334,383       333,706
     Due from affiliates                                                            -        27,246
     Inventories                                                               28,217        32,312
     Prepaid expenses and other current assets                                 14,448        18,872
                                                                           ----------    ----------
Total current assets                                                          416,951       469,924
Investments (note 2)                                                          208,166       143,338
Property, plant and equipment, net of accumulated depreciation (note 3)       711,627       661,611
Intangible assets, net of accumulated amortization of $230,479 in 1999
     and $236,908 in 1998                                                   2,031,610     1,858,750
Deferred financing costs and other assets                                     134,670       118,101
                                                                           ----------    ----------
                                                                           $3,503,024    $3,251,724
                                                                           ==========    ==========

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1999 and 1998

--------------------------------------------------------------------------------



         LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999            1998
                                                                              -----------     -----------
                                                                                     (in thousands)
Current liabilities:
     Current installments of long-term debt (note 4)                          $    40,695     $   101,691
     Accounts payable                                                             119,481         137,691
     Accrued expenses                                                             229,110         285,859
     Income taxes payable                                                          61,259          13,890
     Deferred revenue                                                              79,521          72,481
                                                                              -----------     -----------
Total current liabilities                                                         530,066         611,612
Long-term debt, less current installments (note 4)                              1,613,241       1,397,827
Deferred income taxes (note 18)                                                   213,753         207,667
Other liabilities                                                                  74,247          78,133
                                                                              -----------     -----------
Total liabilities                                                               2,431,307       2,295,239
                                                                              -----------     -----------
Minority interest (note 6)                                                        155,901         107,002
                                                                              -----------     -----------
Redeemable preferred stock (note 7)                                                13,591          31,562
                                                                              -----------     -----------
Stockholders' equity (note 8):
     Convertible preferred stock                                                    6,377           6,377
     Class A common stock, $0.01 par value. Authorized 250,000,000 shares; issued and outstanding 99,759,469 and 95,572,430 shares in 1999
     and 1998, respectively                                                           998             956
     Class B common stock, $0.01 par value.  Authorized 50,000,000 shares;
     issued and outstanding 14,990,000 shares in 1999 and 1998                        150             150
     Additional paid-in capital                                                   652,705         610,440
     Accumulated other comprehensive income:
         Cumulative foreign currency translation adjustment                       (21,920)        (65,799)
         Unrealized loss on marketable equity securities                           (2,572)              -
     Retained earnings                                                            475,315         301,133
                                                                              -----------     -----------
                                                                                1,111,053         853,257
     Class A common stock in treasury, at cost-11,962,462 shares in 1999
         and 1,403,400 shares in 1998                                            (147,955)        (16,744)
     Issued shares in escrow-4,846,370 in 1999 and 1,363,293 in 1998
         (note 11)                                                                (60,873)        (18,592)
                                                                              -----------     -----------
Total stockholders' equity                                                        902,225         817,921
                                                                              -----------     -----------
Commitments and contingencies (note 16)
                                                                              $ 3,503,024     $ 3,251,724
                                                                              ===========     ===========

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

for the Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                                                        1999            1998            1997
                                                                     -----------     -----------     -----------
                                                                         (in thousands, except per share data)
Operating revenues:
     Advertising                                                     $ 1,557,033     $ 1,565,790     $ 1,567,897
     Circulation                                                         487,002         517,629         523,591
     Job printing                                                         48,207          70,461          80,024
     Other                                                                55,160          43,880          40,018
                                                                     -----------     -----------     -----------
Total operating revenues                                               2,147,402       2,197,760       2,211,530
                                                                     -----------     -----------     -----------
Operating costs and expenses:
     Newsprint                                                           310,850         343,809         312,010
     Compensation costs                                                  684,365         699,126         736,153
     Other operating costs                                               791,931         731,726         735,832
     Infrequent items (note 12)                                           22,046          26,172          25,243
     Depreciation                                                         64,153          59,842          61,635
     Amortization                                                         61,255          55,006          52,935
                                                                     -----------     -----------     -----------
Total operating costs and expenses                                     1,934,600       1,915,681       1,923,808
                                                                     -----------     -----------     -----------
Operating income                                                         212,802         282,079         287,722
                                                                     -----------     -----------     -----------
Other income (expense):
     Interest expense                                                   (131,600)       (105,841)       (113,558)
     Amortization of debt issue costs                                    (16,209)         (5,869)        (13,466)
     Interest and dividend income                                          7,716           8,231           9,924
     Foreign currency gains (losses), net                                 13,774          (3,336)            459
     Other income, net (note 13)                                         326,343         331,376          73,068
                                                                     -----------     -----------     -----------
Total other income (expense)                                             200,024         224,561         (43,573)
                                                                     -----------     -----------     -----------
Earnings before income taxes, minority interest and extraordinary
     items                                                               412,826         506,640         244,149
Income taxes (note 18)                                                   155,203         223,099          93,655
                                                                     -----------     -----------     -----------
Earnings before minority interest and extraordinary items                257,623         283,541         150,494
Minority interest                                                          7,088          81,562          45,973
                                                                     -----------     -----------     -----------
Earnings before extraordinary items                                      250,535         201,979         104,521
Extraordinary loss on debt extinguishments                                (5,183)         (5,067)              -
                                                                     -----------     -----------     -----------
Net earnings                                                         $   245,352     $   196,912     $   104,521
                                                                     ===========     ===========     ===========
Basic earnings per share before extraordinary items                  $      2.35     $      1.70     $      0.93
                                                                     ===========     ===========     ===========
Diluted earnings per share before extraordinary items                $      2.13     $      1.47     $      0.87
                                                                     ===========     ===========     ===========
Basic earnings per share                                             $      2.30     $      1.65     $      0.93
                                                                     ===========     ===========     ===========
Diluted earnings per share                                           $      2.09     $      1.43     $      0.87
                                                                     ===========     ===========     ===========

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

for the Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                                           1999         1998          1997
                                                        ---------     ---------     ---------
                                                                   (in thousands)

Net earnings                                            $ 245,352     $ 196,912     $ 104,521
Other comprehensive income:
     Foreign currency translation adjustments              43,879       (37,821)      (50,973)
     Unrealized loss on marketable equity securities       (2,572)            -             -
                                                        ---------     ---------     ---------
Comprehensive income                                    $ 286,659     $ 159,091     $  53,548
                                                        =========     =========     =========



See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

 For the Years Ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------






                                                                        Accumulated
                                      Convertible   Common   Additional     other                              Issued
                                       preferred     stock     paid-in  comprehensive Retained    Treasury     shares
                                         stock    Class A & B  capital      income    earnings      stock     in escrow     Total
                                       ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------
                                                                        (in thousands)

Balance at December 31, 1996           $ 195,104   $     876  $ 336,609   $  22,995   $ 130,742         $ -        $  -   $ 686,326
Shares issued for acquisition                  -           -      1,000           -           -           -           -       1,000
Cash dividends - Class A and
     Class B, $0.40 per share                  -           -          -           -     (34,150)          -           -     (34,150)
Dividends on redeemable
     preferred stock                           -           -          -           -      (1,060)          -           -      (1,060)
Dividends on convertible
     preferred stock                           -           -          -           -     (22,408)          -           -     (22,408)
Contribution by Hollinger Inc.                 -           -     17,986           -      (1,843)          -           -      16,143
Translation adjustments                        -           -      3,276     (50,973)          -           -           -     (47,697)
Net earnings                                   -           -          -           -     104,521           -           -     104,521
Common shares repurchased                      -           -          -           -           -     (15,073)          -     (15,073)
                                       ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1997             195,104         876    358,871     (27,978)    175,802     (15,073)          -     687,602
Stock option exercise                          -           2      1,966           -           -           -           -       1,968
Preferred stock conversion to Class A   (188,727)        186    188,541           -           -           -         - -
Series D conversion to Class A                 -          28     39,222           -           -           -           -      39,250
Cash dividends - Class A and
     Class B, $0.475 per share                 -           -          -           -     (46,985)          -           -     (46,985)
Dividends on redeemable
     preferred stock                           -           -          -           -        (736)          -           -        (736)
Dividends on convertible
     preferred stock                           -           -          -           -     (18,726)          -           -     (18,726)
Deemed dividend                                -           -          -           -      (5,134)          -           -      (5,134)
Translation adjustments                        -           -      5,079     (37,821)          -           -           -     (32,742)
Net earnings                                   -           -          -           -     196,912           -           -     196,912
Interest on forward share purchase             -           -     (1,619)          -           -           -           -      (1,619)
Common shares repurchased                      -           -          -           -           -      (1,671)          -      (1,671)
Escrow shares on total return equity
     swap                                      -          14     18,380           -           -         - -
                                                                                                                             18,394
Shares issued in escrow                        -           -          -           -           -           -     (18,592)    (18,592)
                                       ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1998               6,377       1,106    610,440     (65,799)    301,133     (16,744)    (18,592)    817,921
Stock option exercise                          -           1      1,303           -           -           -           -       1,304
Share issue                                    -           -         92           -           -           -           -          92
Cash dividends - Class A and
     Class B, $0.55 per share                  -           -          -           -     (55,360)          -           -     (55,360)
Dividends on redeemable
     preferred stock                           -           -          -           -        (262)          -           -        (262)
Dividends on convertible
     preferred stock                           -           -          -           -      (9,221)          -           -      (9,221)
Deemed dividend                                -           -          -           -      (6,327)          -           -      (6,327)
Translation adjustments                        -           -     (1,420)     43,879           -           -           -      42,459
Unrealized loss on securities                  -           -          -      (2,572)          -           -           -      (2,572)
Net earnings                                   -           -          -           -     245,352           -           -     245,352
Interest on forward share purchase             -           -     (6,042)          -           -           -           -      (6,042)
Common shares repurchased                      -           -          -           -           -    (123,497)          -    (123,497)
Escrow shares on total return equity
     swap                                      -          41     48,332           -           -      (7,714)          -      40,659
Shares issued in escrow                        -           -          -           -           -           -     (42,281)    (42,281)
                                       ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1999           $   6,377   $   1,148  $ 652,705   $ (24,492)  $ 475,315   $(147,955)  $ (60,873)  $ 902,225
                                       =========   =========  =========   =========   =========   =========   =========   =========

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------



                                                                                    1999          1998           1997
                                                                                 ----------    ----------    ----------
                                                                                             (in thousands)
Cash flows from operating activities:
     Net earnings                                                                $  245,352    $  196,912    $  104,521
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                            125,408       114,848       114,570
           Deferred income taxes                                                      6,086        75,530        62,016
           Amortization of debt issue costs                                          16,209         5,869        13,466
           Minority interest                                                          7,088        81,562        45,973
           Equity in earnings of affiliates, net of dividends received                1,734        (3,674)       (5,851)
           Gain on sale of investments                                                    -             -       (66,128)
           Gain on sale of assets                                                  (336,708)     (363,074)       (3,286)
           Amortization of deferred gain                                             (1,616)       (1,616)       (1,616)
           Other                                                                     (1,541)       (2,228)        1,408
     Changes in assets and liabilities, net of acquisitions and dispositions:
        Accounts receivable                                                         (17,922)       (8,566)       (4,556)
        Inventories                                                                   3,224          (662)       (3,064)
        Prepaid expenses and other current assets                                     6,817       (12,072)      (10,405)
        Accounts payable                                                            (44,016)       38,809       (14,614)
        Accrued expenses                                                             48,259       (38,064)       16,701
        Income taxes payable                                                         55,716       (21,232)       (7,209)
        Deferred revenue and other                                                   (7,865)       (8,604)          854
                                                                                 ----------    ----------    ----------
Cash provided by operating activities                                               106,225        53,738       242,780
                                                                                 ----------    ----------    ----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                     (125,283)     (163,997)     (118,291)
     Proceeds from sale of property, plant and equipment                             12,087        22,098         5,613
     Purchase of subsidiaries' stock and other investments                         (441,689)     (223,967)      (67,344)
     Acquisitions, net of cash acquired                                             (28,659)     (332,507)      (58,839)
     Proceeds on disposal of investments and assets                                 520,040       601,980       247,418
     Other                                                                            3,950         4,068          (104)
                                                                                 ----------    ----------    ----------
Cash provided by (used in) investing activities                                  $  (59,554)   $  (92,325)   $    8,453
                                                                                 ----------    ----------    ----------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

--------------------------------------------------------------------------------


                                                                           1999            1998             1997
                                                                        -----------     -----------     -----------
                                                                                      (in thousands)
Cash flows from financing activities:
     Repayment of debt                                                  $(1,363,351)    $  (246,140)    $  (141,623)
     Proceeds from issuance of bank debt                                  1,476,323         349,513         877,942
     Repayment of bank loans                                                      -               -        (495,835)
     Payment of debt issue costs                                            (37,964)        (12,343)        (38,988)
     Change in borrowings from affiliates                                    12,334           5,247        (302,587)
     Net proceeds from issuance of equity                                     1,396           1,968               -
     Issuance of common shares by a subsidiary                              154,463             758           8,119
     Repurchase of common shares                                           (123,497)         (1,671)        (15,073)
     Repurchase of common shares by a subsidiary                                  -         (36,124)              -
     Redemption of preference shares                                        (19,362)              -        (116,863)
     Dividends paid                                                         (64,843)        (66,447)        (57,618)
     Contributions by Hollinger Inc.                                              -               -          16,143
     Deemed dividend                                                         (6,327)         (5,134)              -
     Dividends paid by subsidiaries to minority stockholders, net of
        related swap income                                                (112,539)         (3,735)        (10,443)
     Other                                                                   (7,664)         (1,667)            (98)
                                                                        -----------     -----------     -----------
Cash used in financing activities                                           (91,031)        (15,775)       (276,924)
                                                                        -----------     -----------     -----------
Effect of exchange rate changes on cash                                      26,475           4,766         (15,475)
                                                                        -----------     -----------     -----------
Net decrease in cash and cash equivalents                                   (17,885)        (49,596)        (41,166)
Cash and cash equivalents at beginning of year                               57,788         107,384         148,550
                                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year                                $    39,903     $    57,788     $   107,384
                                                                        ===========     ===========     ===========


See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999 and 1998

--------------------------------------------------------------------------------


(1)      ACQUISITIONS AND DISPOSITIONS

(a) In April 1999, the Company formed Hollinger L.P. The Hollinger L.P. acquired 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada from Southam, UniMedia Inc. and Sterling Newspapers Company in exchange for promissory notes due April 29, 2020 of $309,500,000 (Cdn.$451,200,000) and
     135,945,972 units in Hollinger L.P. The transfer of properties to Hollinger L.P. has been accounted for at historical carrying values and no gain was recognized on the transfer.

     A Cdn.$200,000,000 ($137,200,000) private placement was completed April 30, 1999 and private placement investors subsequently received 20,000,000 partnership units of Hollinger L.P. During July 1999, Hollinger L.P. completed its initial public offering issuing 4,000,000 units at Cdn.$10 per unit for total proceeds of Cdn.$40,000,000 ($27,000,000). All partnership units, including the 20,000,000 units issued through the April 30, 1999 private placement, are now listed on The Toronto Stock Exchange. After the initial public offering, the Company continued to hold indirectly approximately 85% of the equity of Hollinger L.P. The net proceeds of the offerings were applied to reduce bank debt of the Hollinger International group of companies.

     As a result of these investments by others in Hollinger L.P., the Company recognized dilution gains of $77,297,000 recorded in other income (note
     13). The Company's indirect ownership in the equity of the Hollinger L.P. was 85.0% at December 31, 1999.

(b) In January 1999, HCPH acquired 19,845,118 outstanding Southam common shares which had been tendered pursuant to HCPH's offer to all Southam shareholders to acquire the shares for Cdn.$25.25 cash per share after payment by Southam of a special dividend of Cdn.$7.00 per share. The aggregate consideration paid was $327,500,000 and this purchase of shares brought HCPH's ownership interest in Southam to approximately 97%. The remaining Southam common shares were purchased by HCPH in February 1999 pursuant to applicable Canadian law for an aggregate consideration of $36,500,000. Of the aggregate purchase price of these 1999 acquisitions, $329,700,000 was ascribed to intangible assets.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------


(c) In February 1999, the Company completed the sale of 45 U.S. community newspapers for proceeds of approximately $460,000,000 of which approximately $441,000,000 was cash. The proceeds from the sale were used to pay down outstanding debt of the Bank Credit Facility. The pre-tax gain of approximately $249,171,000 resulting from this transaction was recorded in other income.

(d) During 1999, the Company sold to Horizon Publications Inc. 33 U.S. community newspapers for $43,700,000 resulting in a pre-tax gain of approximately $20,672,000. Horizon Publications Inc. is managed by former Community Group executives and owned by current and former Hollinger International Inc. executives.

(e) Throughout 1999, the Company acquired five community newspapers in the U.S. for total consideration of $24,505,000. The excess purchase price of $16,900,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill.

(f) In January 1998, the Company sold 80 community newspapers for total proceeds of $310,000,000 resulting in a pre-tax gain of approximately $201,245,000.

(g) In May 1998, Southam sold American Trucker magazine and related publications and a paid daily circulation newspaper in Western Canada for total proceeds of $93,672,000 resulting in a pre-tax gain of $56,058,000.

(h) In July 1998, the Company acquired two community newspapers for a total cash price of $41,800,000. The excess purchase price of $39,350,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill.

(i) In August 1998, HCPH acquired 8,268,900 additional shares of Southam for $168,620,000, increasing its ownership interest at that time to 69.1% from 58.6%. Subsequent to August 1998, Southam repurchased some of its own common shares, increasing the Company's ownership interest to 71.0%.

(j) In September 1998, in two separate transactions Southam acquired 100% of The Financial Post Company, which published The Financial Post, a daily newspaper in Canada. In addition, in July 1998, Southam acquired the Victoria Times Colonist and the Nanaimo Daily News and certain community newspapers on Vancouver Island in British Columbia, Canada. The total cost of these acquisitions was $208,535,000. The excess purchase price of $197,728,000 over the estimated fair value of tangible assets acquired was recorded as identifiable intangibles and goodwill.

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


(2)      INVESTMENTS


                                                            1999          1998
                                                         ----------    ----------
                                                              (in thousands)

3396754 Canada Limited (note 6)                          $   28,710        26,966
Joint ventures                                               25,237        24,768
Notes receivable from joint ventures                         10,117        10,542
Advances under printing contracts with joint ventures        55,742        51,623
Investments in Internet related companies                    58,691        21,737
Other                                                        29,669         7,702
                                                         ----------    ----------
                                                         $  208,166       143,338
                                                         ==========    ==========

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(3)      PROPERTY, PLANT AND EQUIPMENT


                                                     1999          1998
                                                  ----------    ----------
                                                       (in thousands)

Land                                              $   51,815        55,333
Building and leasehold interests                     230,414       242,941
Machinery and equipment                              724,322       668,168
Construction in progress                             139,889        94,867
                                                  ----------    ----------
                                                   1,146,440     1,061,309
Less accumulated depreciation and amortization       434,813       399,698
                                                  ----------    ----------
                                                  $  711,627       661,611
                                                  ==========    ==========

         Depreciation and amortization of property, plant and equipment totaled $64,153,000, $59,842,000 and $61,635,000 in 1999, 1998 and 1997,
         respectively. The Company capitalized interest in 1999 and 1998 amounting to $5,739,000 and $2,999,000, respectively, related to the construction and equipping of production facilities for its newspaper in Chicago. In 1997, the Company capitalized interest amounting to $6,039,000 related to the construction of a production facility in Canada.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(4)     LONG-TERM DEBT


                                                              1999           1998
                                                           ----------    ----------
                                                                (in thousands)
Hollinger International Publishing Inc. ("Publishing"):
     Senior Subordinated Notes due 2006                    $  250,000       250,000
     Senior Notes due 2005                                    260,000       260,000
     Senior Subordinated Notes due 2007                       290,000       290,000
     Bank Credit Facility due 2004                             95,012       198,528
Hollinger International Finance Corp. ("HIF"):
     Bank Credit Facility due 2004                            299,985             -
United States Newspaper Group:
     Amounts due under non-interest bearing
        non-competition agreements due 2000-2007                4,282         4,277
     Other due 2000-2009
        (at varying interest rates up to 9%)                    3,007         2,413
Telegraph Group Ltd. ("Telegraph"):
     Obligations under capital leases (note 5)                  6,367        10,877
HCPH:
     Bank Credit Facility due 2004                            244,864       291,965
Southam:
     Bank Credit Facility due 2004                            100,574             -
     Unsecured bank credit facility                                 -        56,390
     Promissory notes
        (at varying interest rates up to 6.0%)                      -        34,759
     Notes due 2000-2007
        (at varying interest rates up to 8.5%)                 92,098        95,677
Other:
     Other debt                                                 6,895         4,632
     Other capital leases                                         852             -
                                                           ----------    ----------

                                                            1,653,936     1,499,518
Less current portion included in current liabilities           40,695       101,691
                                                           ----------    ----------

                                                           $1,613,241     1,397,827
                                                           ==========    ==========

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

      (a)     The following table summarizes the terms of the Publishing notes:

                -----------------------------------------------------------------------------------------------------
                                                                                          Early           Early
                               Interest     Issue                                       Redemption     Redemption
                  Principal     Rate        Date           Status        Maturity          Date           Price
                -----------------------------------------------------------------------------------------------------
                $  250,000,000  9.25%  February 1,1996   Senior          February 1,     February 1,    2001-104.625%
                                                         Subordinated    2006            2001 or after  2002-103.085%
                                                                                                        2003-101.545%
                                                                                                        Thereafter-100%
                -----------------------------------------------------------------------------------------------------
                $  260,000,000 8.625%  March 18, 1997     Senior         March 15, 2005  None                  -
                -----------------------------------------------------------------------------------------------------
                $  290,000,000 9.25%   March 18, 1997     Senior         March 15, 2007  March 15,      2002-104.625%
                                                          Subordinated                   2002 or after  2003-103.083%
                                                                                                        2004-101.541%
                                                                                                        Thereafter-100%
                -----------------------------------------------------------------------------------------------------

               Interest on these notes is payable semi-annually and the notes are guaranteed by the Company.

               The Indentures relating to the Senior Notes and Senior Subordinated Notes contain similar financial covenants and negative covenants that limit Publishing's ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with affiliates, and sell assets including stock of a restricted subsidiary. The Indentures provide that upon a Change of Control (as defined in the Indentures), each noteholder has the right to require Publishing to purchase all or any portion of such noteholder's notes at a cash purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.

               On January 28, 1999, the Company solicited consents from the registered holders of the Senior Notes and Senior Subordinated Notes to amend the indentures covering said notes to (i) make the limitation on restricted payments covenant less restrictive, (ii) make the consolidated cash flow ratio under the limitation on indebtedness covenant more restrictive, and (iii) make the limitation on sale of assets covenant less restrictive. The requisite consents were obtained in March 1999 and the indentures governing the Senior Notes and Senior Subordinated Notes were so amended.

           (b) On April 30, 1999, Publishing, HCPH, Telegraph, Southam, HIF and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility ("Restated Credit Facility") for a total of $725,000,000 consisting of a $475,000,000 revolving credit line maturing on September 30, 2004 and a $250,000,000 term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The Loans under the Restated

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

               Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

               On June 4, 1999, the revolving credit line was increased by $50,000,000. On September 30, 1999, the Restated Credit Facility was increased to $875,000,000 when the revolving credit line and the term loan were each increased by $50,000,000.

               At December 31, 1999 Publishing had borrowings under the Restated Credit Facility of $95,012,000, HCPH had borrowings of $244,864,000, HIF had borrowings of $299,985,000 and Southam had borrowings of $100,574,000. At December 31, 1999, the interest rates on the Restated Credit Facility ranged from 6.8% to 9.4%.

               On April 7, 1997, Publishing, HCPH, the Telegraph and a group of financial institutions entered into a long-term bank credit facility (the "Bank Credit Facility"). At December 31, 1998, after a number of amendments and restatements, the Bank Credit Facility was for a total of $625,000,000. At December 31, 1998 Publishing had borrowings under the Bank Credit Facility of $198,528,000 and HCPH had borrowings of $291,965,000. At December 31, 1998, the interest rate on the Bank Credit Facility was 6.7%.

               On February 2, 1999, the Bank Credit Facility was reduced by $380,000,000 with part of the proceeds from the sale of the 45 U.S. community newspapers. The Bank Credit Facility was subsequently replaced by the Restated Credit Facility

          (c)(i) During December 1998, Southam entered into a six-month, unsecured Cdn.$700,000,000 bank credit facility to facilitate payment of an extraordinary dividend, to repay borrowings under the previous Cdn.$310,000,000 credit facility and for general corporate purposes. The Restated Credit Facility, described in
               (b) above, replaced the six-month, unsecured Cdn.$700,000,000 facility. The amount borrowed at December 31, 1998 was $56,390,000.

               (ii) Southam has converted a portion of its variable rate interest exposure to fixed rate by entering into a ten year Cdn.$25,000,000 fixed rate interest swap at 8.7%, maturing May 2004. Southam pays interest at the fixed rate and it receives interest based on the three-month banker's acceptance rate, which is reset quarterly, on the nominal principal.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

           (d) The Company's agreements with banks and other debtors contain various restrictive provisions relating to maintenance of certain financial ratios, restrictions on additional indebtedness, occurrence of certain corporate transactions and limitations on the amount of capital expenditures and restricted payments (which generally include dividends and management fees). At December 31, 1999, the Company was in compliance with the aforementioned restrictive provisions.

           (e) Principal amounts payable on long-term debt, excluding obligations under capital leases, are: 2000 - $37,041,000; 2001 - $6,293,000; 2002 - $2,145,000, 2003 - $1,752,000 and 2004 -
               $496,925,000.

           (f) Interest paid for 1999, 1998 and 1997 was $132,534,000,
               $118,563,000 and $89,661,000, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

     (5)  LEASES

          The Company leases various facilities and equipment under noncancelable operating lease arrangements. Rental expense under all operating leases was approximately $ 14,936,000, $16,724,000 and $15,422,000 in 1999, 1998 and 1997, respectively.

          Minimum lease commitments together with the present value of obligations at December 31, 1999 are as follows:


                                                                                      Capital         Operating
                                                                                      leases            leases
                                                                                   -------------     -----------
                                                                                            (in thousands)
         2000                                                                      $       4,189     $    15,370
         2001                                                                              3,732          14,407
         2002                                                                               -             12,220
         2003                                                                               -             11,702
         2004                                                                               -             12,218
         Later years                                                                        -            121,905
                                                                                   -------------     -----------
                                                                                           7,921     $   187,822
                                                                                                     ===========
         Less imputed interest and executory costs                                           702
                                                                                   -------------
         Present value of net minimum payments                                             7,219
         Less current portion included in current liabilities                              3,654
                                                                                   -------------
         Long-term obligations                                                     $       3,565
                                                                                   =============

         Minimum lease payments have been reduced for rental income from noncancelable subleases by approximately $94,000 in 2000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(6)      MINORITY INTEREST


                                 1999         1998
                               --------    --------
                                  (in thousands)

Common shares of subsidiary    $  2,364      36,421
Partnership units                78,453           -
Special shares of HCPH           74,084      69,581
Other                             1,000       1,000
                               --------    --------
                               $155,901     107,002
                               ========    ========


          In July 1997, HCPH issued 6,552,425 Cdn.$10 Non-Voting Special Shares for a total issue price of Cdn.$65,524,000 ($47,564,000). These shares are exchangeable, at the option of the holder, at any time after December 23, 1997 and before June 26, 2000 into newly issued Class A Common Stock of the Company. During that period the number of shares that will be issued on exchange was 0.510 for the first six months, increasing by 0.020 for each six-month period thereafter until June 8, 2000. At December 31, 1999, the exchange ratio was 0.590 shares of Class A Common Stock per special share. For the period from June 9, 2000 through June 25, 2000, the exchange ratio will be 0.602 shares of Class A Common Stock per special share. On June 26, 2000 any special shares not previously exchanged will be exchanged for that number of shares of Class A Common Stock equal to US$8.88 divided by 95% of the then current market price of the Class A Common Stock. Upon either an optional exchange or a mandatory exchange, the Company has the option of paying cash in lieu of issuing Class A Common Stock. During 1999, 1,966 HCPH special shares were tendered for exchange and the Company opted to pay $1,900 cash in exchange for the shares tendered.

          In September 1997, an additional 4,146,107 Special Shares of HCPH were issued for a total issue price of Cdn.$41,500,000 ($29,000,000) in exchange for 4,146,107 special shares in 3396754 Canada Limited ("3396754"), a subsidiary of Hollinger Inc. These shares have the same terms and conditions as the special shares described in the previous paragraph. The Company's obligation to issue Class A Common Stock is, however, offset by an obligation of Hollinger Inc., through a subsidiary, to deliver those shares of Class A Common Stock from its holdings. As a result, these shares do not represent an obligation of the Company and will not ultimately lead to any increase in the number of issued shares or to any dilution of earnings.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


(7)      REDEEMABLE PREFERRED STOCK

         In 1995, the Company issued 739,500 shares of Series A Preferred Stock to Hollinger Inc. and these were subsequently converted into 739,500 shares of Series D Preferred Stock. On September 30, 1998, 408,551 shares of Series D Preferred Stock were converted by Hollinger Inc. into 2,795,165 shares of Class A Common Stock and these shares were purchased from Hollinger Inc. by a group of banks pursuant to the Total Return Equity Swap described in note 11. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash of $19,362,000 leaving 134,126 shares outstanding. In May 1999 the remaining shares of Series D Preferred Stock were converted into 134,126 shares of Series E Preferred Stock.

         Shares of Series E Preferred Stock are redeemable at the option of either the holder or the Company at a price of Cdn.$146.63 ($101.54 based on December 31, 1999 exchange rates) plus accrued dividends. The holder of these shares may, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series E Preferred Stock ranks senior to the Series C Preferred Stock as to dividends and upon liquidation. The Series E Preferred Stock is non-voting and is entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share is equal to the product of (a) the redemption price of Cdn.$146.63 divided by the Canadian dollar equivalent of the conversion price and (b) the per share amount of the regularly scheduled dividend on Class A Common Stock. In 1999, the dividend on the Series E Preferred Stock amounted to $1.95 per share. At December 31, 1999, 134,126 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day these were exchangeable into 973,000 shares of Class A Common Stock of the Company.

(8)      STOCKHOLDERS' EQUITY

         The Company is authorized to issue 20,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including voting, redemption and conversion rights. In addition to the Series E Preferred Stock referred to in note 7 above, the Company has issued Series B and Series C Preferred Stock. The terms and conditions of these shares are described below:

         SERIES B

         These shares underlie an issue of Preferred Redeemable Increased Dividend Equity Securities ("PRIDES"). The PRIDES are depository shares and each one, in effect, represents one-half of a share of Series B Preferred Stock. Each PRIDES has a stated value of $9.75 and is entitled to cumulative dividends at a rate of 9.75% per annum payable quarterly. In July 1998, pursuant to an exchange offer, 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock. At December 31, 1999, 706,469 PRIDES were outstanding. The remaining PRIDES were converted to 596,189 shares of Class A Common Stock in January 2000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         SERIES C

         Pursuant to the January 1997 transaction wherein HCPH acquired Canadian publishing assets from Hollinger Inc., the Company issued 829,409 shares of Series C Preferred Stock. These shares are similar to the PRIDES described above. The stated value of each share is $108.51 and cumulative dividends are payable quarterly at 9.5% per annum of this amount. Between June 1, 2000 and June 1, 2001, the Company can redeem the Series C Preferred Stock based on the market value of the shares of Class A Common Stock for no less than 8.503 shares of Class A Common Stock per share of Series C Preferred Stock. If not previously redeemed, the stock will mandatorily convert into 9.8646 shares of Class A Common Stock on June 1, 2001. The Series C Preferred Stock ranks junior to the Series E Preferred Stock as to dividends and upon liquidation. The holders of Series C Preferred Stock have the right to vote together as a single class with the holders of Class A and Class B Common Stock in the election of Directors and upon each other matter coming before the stockholders of the Company on the basis of ten votes per share of Series C Preferred Stock. At the 8.503 conversion ratio, these shares will convert into 7,052,464 shares of Class A Common Stock. This conversion ratio will be in effect at any time that the market value of the Class A Common Stock is $12.76 or higher.

         CLASS A AND CLASS B COMMON STOCK

         Class A Common Stock and Class B Common Stock have identical rights with respect to cash dividends and in any sale or liquidation, but different voting rights. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes per share on all matters, including the election of directors, where the two classes vote together as a single class. Class B Common Stock is convertible at any time at the option of Hollinger Inc. into Class A Common Stock on a share-for-share basis and is transferable by Hollinger Inc. under certain conditions.

         During the year, the Company repurchased 9,978,600 shares of Class A Common Stock for approximately $123,500,000.

         The contributions by Hollinger Inc. in 1997 represent amounts paid for by Hollinger Inc. and net distributions prior to the Hollinger Inc. Transaction.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

(9)      STOCK OPTION PLAN

         During May 1994, the Company adopted the Hollinger International Inc. 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan was amended in September 1996 to increase the number of shares authorized for issuance up to 1,471,140 shares. In 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan provided for awards of up to 5,156,915 shares of Class A Common Stock. The Incentive Plan is administered by an independent committee ("Committee") of the Board of Directors. The Committee has the authority to determine the employees to whom awards will be made, the amount and type of awards, and the other terms and conditions of the awards. In 1999, the Company adopted the 1999 Stock Incentive Plan ("1999 Stock Plan") which supersedes the previous two plans.

         The 1999 Stock Plan provides for awards of up to 8,500,000 shares of Class A Common Stock. The 1999 Stock Plan authorizes the grant of incentive stock options and nonqualified stock options. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option.

         Southam had a stock option plan under which options had been granted to executives and employees. At December 31, 1998, all options granted had been exercised.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had the Company determined compensation costs based on the fair value at the grant date of its stock options under FASB Statement of Financial Accounting Standards No. 123 (FAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table. The pro forma effect includes compensation expense related to stock options at Southam in 1998 and 1997.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                             1999           1998            1997
                                          -----------    -----------    -----------
                                           (in thousands except per share amounts)

Net earnings as reported                  $   245,352        196,912        104,521
Pro forma net earnings                        242,704        194,017        102,469

Basic earnings per share as reported      $      2.30           1.65           0.93
Diluted earnings per share as reported           2.09           1.43           0.87

Pro forma basic earnings per share        $      2.27           1.62           0.90
Pro forma diluted earnings per share             2.07           1.41           0.85
                                          -----------    -----------    -----------

         Pro forma net earnings reflect only options granted in 1995 through 1999. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and the compensation cost for options granted prior to January 1, 1995 is not considered.

         Calculating the compensation cost consistent with FAS 123, the fair value of each stock option granted during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: dividend yield of 4.5%, 3.4% and 2.9%; expected volatility of 32.7%, 43.3% and 25.7%; risk-free interest rates of 6.4%, 5.1% and 5.4%, and expected lives of ten years. Weighted average fair value of options granted by the Company during 1999, 1998 and 1997 was $3.81, $5.12 and $5.80, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         Stock option activity with respect to the Company's stock options was as follows:


                                              Number of        Weighted Average
                                                Shares          Exercise Price
                                            ---------------     ---------------
Options outstanding at December 31, 1996          1,281,500     $         11.65
Options granted                                     832,000               10.06
Options canceled                                    (14,000)               9.71
                                            ---------------     ---------------
Options outstanding at December 31, 1997          2,099,500               11.01
Options granted                                   1,383,000               15.09
Options exercised                                  (167,125)              11.78
Options canceled                                   (167,750)              11.43
                                            ---------------     ---------------
Options outstanding at December 31, 1998          3,147,625               12.74
Options granted                                   3,475,000               12.27
Options exercised                                  (116,000)              11.24
Options canceled                                 (1,357,125)              14.93
                                            ---------------     ---------------
Options outstanding at December 31, 1999          5,149,500     $         11.88
                                            ===============     ===============
Options exercisable at December 31, 1997            601,875     $         12.22
Options exercisable at December 31, 1998            915,375     $         11.65
Options exercisable at December 31, 1999          1,190,625     $         11.36
                                            ===============     ===============

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(10)     EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:



                                                        Year Ended December 31, 1999

                                                  Income           Shares      Per-Share
                                                (Numerator)    (Denominator)     Amount
                                               ------------    ------------    ------------
                                                 (in thousands, except per share data)
Basic EPS
Net income available to common stockholders    $    235,869         102,553    $       2.30
Effect of dilutive securities
     Convertible preferred stock                      9,221           8,778
     Series E Preferred Stock                           262             973
     HCPH Special Shares                                  -           4,930
     Stock options                                        -             376
Diluted EPS
Net income available to common stockholders
     and assumed conversions                   $    245,352         117,610    $       2.09
                                               ------------    ------------    ------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                                     Year Ended December 31, 1998

                                                 Income           Shares       Per-Share
                                               (Numerator)     (Denominator)     Amount
                                               ------------    ------------    ------------
                                                 (in thousands, except per share data)
Basic EPS
Net income available to common stockholders    $    156,541          94,839    $       1.65
Effect of dilutive securities
     Convertible preferred stock                     18,726          18,763
     Series D Preferred Stock                           736           4,350
     HCPH Special Shares                                  -           4,661
     Stock options                                        -             521
Diluted EPS
Net income available to common stockholders
     and assumed conversions                   $    176,003         123,134    $       1.43
                                               ------------    ------------    ------------

        For 1998, net earnings available to common shareholders has been reduced by $20,909,000, which represents the conversion premium on the PRIDES exchange.


                                                     Year Ended December 31, 1997

                                                 Income           Shares       Per-Share
                                               (Numerator)     (Denominator)     Amount
                                               ------------    ------------    ------------
                                                 (in thousands, except per share data)
Basic EPS
Net income available to common stockholders    $     81,053          87,130    $       0.93
Effect of dilutive securities
     Convertible preferred stock                     22,408          24,521
     Series D Preferred Stock                         1,060           5,421
     HCPH Special Shares                                  -           2,237
     Stock options                                        -             177
Diluted EPS
Net income available to common stockholders
     and assumed conversions                   $    104,521         119,486    $       0.87
                                               ------------    ------------    ------------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(11)     TOTAL RETURN EQUITY SWAP

         In August and September 1998, the Company entered into an arrangement with four banks, pursuant to which the banks purchased 12,640,305 shares of the Company's Class A Common Stock. 2,522,600 of these shares were purchased on the open market at an average price of $15.40 and 10,117,705 were purchased from affiliates of the Company at an average price of $13.88. During 1999, an additional 1,469,600, shares were purchased on the open market at an average price of $13.96. The Company has the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. In the latter case, any gain or loss realized by the banks will be for the Company's account. Until the Company purchases the shares, dividends paid on the shares belong to the Company and the Company pays interest to the banks at the rate of LIBOR plus a spread. If the Company's stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security. During 1999, the Company issued 4,846,370 shares of Class A Common Stock as additional security of which 3,250,900 shares were required to be deposited in the escrow account at December 31, 1999. Consequently 1,595,470 shares, which had been issued during 1999, were returned to the Company after year-end. At December 31, 1998, the Company had issued 1,363,293 shares of Class A Common Stock to the banks as additional security. Such escrow shares are shown as a deduction from stockholders' equity. The total interest paid to the banks, net of dividends paid on the shares, is shown as a reduction to additional paid in capital on the balance sheet.

(12)    INFREQUENT ITEMS


                                                           1999           1998          1997
                                                         ----------    ----------    ----------
                                                                     (in thousands)

Pension and post-retirement plan liability adjustment    $   11,943             -             -
New Chicago plant pre-operating costs                         4,398             -             -
National Post launch costs                                        -        13,112             -
Costs related to direct subscription campaign                     -             -        22,191
Other                                                         5,705        13,060         3,052
                                                         ----------    ----------    ----------
                                                         $   22,046        26,172        25,243
                                                         ==========    ==========    ==========

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(13)     OTHER INCOME


                                                                  1999          1998           1997
                                                                ---------     ---------     ---------
                                                                            (in thousands)

Net gains on sales of publishing interests (note 1)             $ 270,017       363,074        66,128
Gain on sales of assets                                             3,561             -         2,768
Gain related to dilution of Hollinger L.P.
  interest (note 1)                                                77,297             -             -
Equity in earnings (loss) of affiliates                            (2,106)       (1,199)        5,807
Other                                                             (22,426)      (30,499)       (1,635)
                                                                ---------     ---------     ---------
                                                                $ 326,343       331,376        73,068
                                                                ---------     ---------     ---------



(14)     SEGMENT INFORMATION

         The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. Southam, the Canadian Newspapers and Hollinger L.P. make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:


                                                      Year ended December 31, 1999
                                 -------------------------------------------------------------------------
                                                                   U.K.          Canadian
                                   Chicago        Community      Newspaper       Newspaper
                                    Group           Group          Group           Group           Total
                                 -----------     -----------    -----------     -----------    -----------
                                                              (in thousands)
Revenues                         $   390,473          96,674        550,474       1,109,781    $ 2,147,402
                                 -----------     -----------    -----------     -----------    -----------
Depreciation and amortization    $    19,955           9,100         18,957          77,396    $   125,408
                                 -----------     -----------    -----------     -----------    -----------
Infrequent items                 $     5,512             301          7,891           8,342    $    22,046
                                 -----------     -----------    -----------     -----------    -----------
Operating income                 $    39,722           9,170         62,116         101,794    $   212,802
                                 -----------     -----------    -----------     -----------    -----------
Equity in earnings (loss) of
  affiliates                     $      (482)              -         (2,140)            516    $    (2,106)
                                 -----------     -----------    -----------     -----------    -----------
Total assets                     $   457,613         162,887        580,078       2,186,931    $ 3,387,509
                                 -----------     -----------    -----------     -----------    -----------
Capital expenditures             $    40,941           4,925          5,555          72,425    $   123,846
                                 -----------     -----------    -----------     -----------    -----------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                       Year ended December 31, 1998
                                  ------------------------------------------------------------------------
                                                                     U.K.        Canadian
                                     Chicago       Community      Newspaper      Newspaper
                                     Group          Group          Group           Group          Total
                                  -----------     -----------    -----------    -----------    -----------
                                                               (in thousands)


 Revenues                         $   379,109         210,107        550,525      1,058,019    $ 2,197,760
                                  -----------     -----------    -----------    -----------    -----------
 Depreciation and amortization    $    20,311          19,267         19,413         55,857    $   114,848
                                  -----------     -----------    -----------    -----------    -----------
Infrequent items                  $       825           2,000          6,250         17,097    $    26,172
                                  -----------     -----------    -----------    -----------    -----------
 Operating income                 $    33,268          36,312         60,208        152,291    $   282,079
                                  -----------     -----------    -----------    -----------    -----------
 Equity in earnings (loss) of
   affiliates                     $    (1,199)              -              -              -    $    (1,199)
                                  -----------     -----------    -----------    -----------    -----------
 Total assets                     $   429,882         409,604        619,637      1,685,960    $ 3,145,083
                                  -----------     -----------    -----------    -----------    -----------
 Capital expenditures             $    75,647           8,825          7,114         69,211    $   160,797
                                  -----------     -----------    -----------    -----------    -----------




                                                       Year ended December 31, 1997
                                    ------------------------------------------------------------------
                                                                   U.K.       Canadian
                                      Chicago     Community     Newspaper     Newspaper
                                       Group        Group         Group         Group        Total
                                    ----------    ----------    ----------    ----------    ----------
                                                              (in thousands)

Revenues                            $  341,368       292,265       492,270     1,085,627    $2,211,530
                                    ----------    ----------    ----------    ----------    ----------
Depreciation and amortization       $   15,231        26,427        18,076        54,836    $  114,570
                                    ----------    ----------    ----------    ----------    ----------
Infrequent items                    $    1,662           192        22,567           822    $   25,243
                                    ----------    ----------    ----------    ----------    ----------
Operating income                    $   36,200        53,261        26,657       171,604    $  287,722
                                    ----------    ----------    ----------    ----------    ----------
Equity in earnings of affiliates    $    5,807             -             -             -    $    5,807
                                    ----------    ----------    ----------    ----------    ----------
Total assets                        $  313,170       489,595       642,563     1,457,387    $2,902,715
                                    ----------    ----------    ----------    ----------    ----------
Capital expenditures                $   17,894         8,763         5,627        84,313    $  116,597
                                    ----------    ----------    ----------    ----------    ----------



     Capital expenditures for the corporate entities were $1,437,000, $3,200,000 and $1,694,000 in 1999, 1998 and 1997, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         Reconciliation of segment assets to total assets:

                           Year ended December 31,
                    --------------------------------------
                       1999          1998          1997
                    ----------    ----------    ----------
                                (in thousands)


Segment assets      $3,387,509    $3,145,083    $2,902,715
Corporate assets       115,515       106,641       121,206
                    ----------    ----------    ----------
Total assets        $3,503,024    $3,251,724    $3,023,921
                    ==========    ==========    ==========


(15)     FINANCIAL INSTRUMENTS

         The Company has entered into various types of financial instruments in the normal course of business. In addition, on September 30, 1998, the Company entered into forward purchase contracts to purchase shares of its Class A Common Stock (see note 11).

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

         At December 31, 1999 and 1998, the comparison of the carrying value and the estimated fair value of the Company's financial instruments was as follows:


                                        1999                        1998
                              ------------------------    ------------------------
                               Carrying       Fair         Carrying       Fair
                                value         value         value         value
                              ----------    ----------    ----------    ----------
                                                 (in thousands)

Long-term debt                $1,646,718    $1,430,554    $1,488,641    $1,403,588
Interest rate swaps                    -         1,586             -         2,784
Forward purchase contracts             -        17,251             -         3,216
                              ==========    ==========    ==========    ==========

         The fair value of the interest rate swaps and forward purchase contracts is the estimated amount that the Company would pay to terminate the agreements. It is not practical to determine the fair value of redeemable preferred stock held by related parties. The carrying value of all other financial instruments at December 31, 1999 and 1998 approximate their estimated fair values.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(16)     COMMITMENTS AND CONTINGENCIES

          (a) The Telegraph has guaranteed the printing joint venture partners' share of leasing obligations to third parties, which amounted to $9,254,000 ((pound)5,730,000) at December 31, 1999. These obligations are also guaranteed jointly and severally by each joint venture partner.

          (b) In connection with the Company's insurance program, letters of credit are required to support certain projected workers' compensation obligations. At December 31, 1999, letters of credit in the amount of $5,218,000 were outstanding.

(17)     RELATED-PARTY TRANSACTIONS

          (a) Amounts due from affiliates represent cash advances, net of management and administrative expenses billed by Hollinger Inc. and corporate affiliates of Hollinger Inc. Hollinger Inc. and its affiliates billed the Company for allocable expenses amounting to $38,239,000, $31,954,000 and $26,506,000 for 1999, 1998 and 1997,
               respectively.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(18)     INCOME TAXES

          U.S. and foreign components of earnings before income taxes, minority interest and extraordinary items are presented below:


                 1999              1998              1997
             ------------      ------------      ------------
                              (in thousands)

U.S.         $    263,600           192,191            12,148
Foreign           149,226           314,449           232,001
             ------------      ------------      ------------
             $    412,826           506,640           244,149
             ============      ============      ============

         Income tax expense for the periods shown below consists of:




                                          Current           Deferred            Total
                                        ------------      ------------       ------------
                                                         (in thousands)
Year ended December 31, 1999:
     U.S. Federal                       $     82,184             9,056             91,240
     Foreign                                  53,067            (4,264)            48,803
     State and local                          13,866             1,294             15,160
                                        ------------      ------------       ------------
                                        $    149,117             6,086            155,203
                                        ============      ============       ============
     Year ended December 31, 1998:
     U.S. Federal                       $     58,635            13,528             72,163
     Foreign                                  76,492            60,069            136,561
     State and local                          12,442             1,933             14,375
                                        ------------      ------------       ------------
                                        $    147,569            75,530            223,099
                                        ============      ============       ============
Year ended December 31, 1997:
     U.S. Federal                       $      3,019             6,713              9,732
     Foreign                                  27,856            54,344             82,200
     State and local                             764               959              1,723
                                        ------------      ------------       ------------
                                        $     31,639            62,016             93,655
                                        ============      ============       ============

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

          Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 1999, 1998 and 1997 as a result of the following:


                                                                       1999               1998                 1997
                                                                    ------------       ------------       ------------
                                                                                      (in thousands)

Computed "expected" tax expense                                     $    144,489            177,324             85,452
Increase (reduction) in income taxes resulting from:
     Nondeductible expenses for income tax purposes                       12,904              9,676             11,083
     Tax gain in excess of book gain                                           -             22,869                  -
     U.S. state and local income taxes, net of federal benefit             9,669             10,041              1,409
     Impact of taxation at different foreign rates                         4,429              3,626             (2,639)
     Dilution gain related to Hollinger L.P.                             (29,327)                 -                  -
     Minority interest earnings in Hollinger L.P.                         (2,728)                 -                  -
     Other                                                                15,767               (437)            (1,650)
                                                                    ------------       ------------       ------------
                                                                    $    155,203            223,099             93,655
                                                                    ============       ============       ============

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:



                                                                   1999             1998
                                                               ------------      ------------
                                                                       (in thousands)
Deferred tax assets:
     Accounts receivable, principally due to allowance
        for doubtful accounts                                  $      1,337             1,934
     Accrued expenses                                                10,909            10,541
     Net operating loss carryforwards                                33,071            13,476
                                                               ------------      ------------
Gross deferred tax assets                                            45,317            25,951
Less valuation allowance                                                  -            (1,107)
                                                               ------------      ------------
Net deferred tax assets                                              45,317            24,844
                                                               ------------      ------------
Deferred tax liabilities:
     Property, plant and equipment, principally due to
        differences in depreciation                                  57,253            47,664
     Intangible assets, principally due to differences in
        basis and amortization                                       64,334            84,714
     Foreign exchange basis differences                               8,664             8,998
     Long-term advances under printing contract                      16,615            15,487
     Deferred gain on exchange of assets                             24,187            21,128
     Unremitted earnings of a foreign equity investment              47,878            41,708
     Other                                                           40,139            12,812
                                                               ------------      ------------
Gross deferred tax liabilities                                      259,070           232,511
                                                               ------------      ------------
Net deferred taxes                                             $    213,753           207,667
                                                               ============      ============

At December 31, 1999, the Company had approximately $86,900,000 of Canadian net operating loss carryforwards. The Canadian net operating loss carryforwards will expire in varying amounts through December 31, 2006.

Total income taxes paid in 1999, 1998 and 1997 amounted to $158,618,000, $160,182,000 and $31,181,000, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(19)     EMPLOYEE BENEFIT PLANS

          DEFINED CONTRIBUTION PLANS

          The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ending December 31, 1999, 1998 and 1997, the Company the contributed $1,722,000, $501,000 and $471,000, respectively. The Company sponsors twelve defined contribution plans in Canada and contributed $2,524,000 and $2,362,000 to the plans in 1999 and 1998, respectively.

          The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan, for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives. In 1999, contributions to the defined contribution plan are included as part of the service cost of the defined benefit plan. Contributions to each of the plans were as follows:



                                              1999          1998           1997
                                            --------      --------      --------
                                                       (in thousands)

The Telegraph Staff Pension Plan            $      -         6,120         5,780
The Telegraph Executive Pension Scheme      $    514           550           724
                                            --------      --------      --------


          The Telegraph plans' assets consist principally of U.K. and overseas equities, unit trusts and bonds.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

          DEFINED BENEFIT PLANS

          The Company and subsidiaries have seven domestic and seven foreign single-employer defined benefit plans and contribute to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company's contributions to these plans for the years ended December 31, 1999, 1998 and 1997 were:



                             1999             1998            1997
                           ----------      ----------      ----------
                                         (in thousands)

Single-employer plans      $   14,954           9,263           5,146
Multi-employer plans       $    6,888           4,959           2,185
                           ----------      ----------      ----------


          The Telegraph has a defined benefit plan that was closed on July 1, 1991 and provides only benefits accrued up to that date. The liabilities of the plan have been actuarially valued as at December 31, 1999. At that date the market value of the plan assets was $143,735,000, representing 97% of the estimated cost of purchasing the plan's benefits from an insurance company. The actuary assumed a discount rate of 6%. Increases to pension payments are discretionary and are awarded by the trustees, with the Telegraph's consent, from surpluses arising in the fund from time to time. Contributions to the trust were $6,469,000 and $1,896,000 for 1999 and 1997, respectively. There were no contributions made in 1998.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

          The components of net period benefit cost for the years ended December 31, 1999, 1998 and 1997 are as follows:



                                           1999              1998             1997
                                         ----------       ----------       ----------
                                                       (in thousands)

Service cost                             $   15,552            9,064            8,444
Interest cost                                35,938           30,372           34,554
Expected return on plan assets              (49,659)         (43,615)         (45,481)
Amortization of prior service costs             564              859              631
                                         ----------       ----------       ----------
Net periodic (benefit) cost              $    2,395           (3,320)          (1,852)
                                         ==========       ==========       ==========

          The table below sets forth the reconciliation of the benefit obligation as of December 31, 1999 and 1998:


                                                        1999             1998
                                                     ----------       ----------
                                                            (in thousands)

Benefit obligation at the beginning of the year      $  490,946          483,972
Adjustment to opening balance                           116,339                -
Service cost                                             15,552            9,064
Interest cost                                            35,938           30,372
Participant contributions                                 7,809            3,227
Exchange rate differences                                17,994          (24,310)
Curtailment (gain) loss                                  (2,465)               -
Changes in assumptions                                  (50,151)          10,394
Actuarial (gain) loss                                    (2,855)           8,508
Benefits paid                                           (37,927)         (30,281)
                                                     ----------       ----------
Benefit obligation at the end of the year            $  591,180          490,946
                                                     ==========       ==========

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

          The table below sets forth the change in plan assets for the years ended December 31, 1999 and 1998:




                                                              1999             1998
                                                            ---------       ---------
                                                                 (in thousands)

Fair value of plan assets at the beginning of the year      $ 504,721         527,047
Adjustment to opening balance                                 103,326               -
Actual return on plan assets                                   77,707          21,908
Change in assumption                                          (10,044)              -
Exchange rate differences                                      23,543         (26,443)
Employer contributions                                         14,969           9,263
Participant contributions                                       8,122           3,227
Benefits paid                                                 (37,927)        (30,281)
                                                            ---------       ---------
Fair value of plan assets at the end of the year            $ 684,417         504,721
                                                            =========       =========



        Year ended December 31,                               1999              1998
                                                           ----------       ----------
                                                                 (in thousands)

Funded status                                              $   93,237          13,775
Unrecognized net actuarial loss                               (28,366)         46,003
Unrecognized prior service cost                                 2,776             578
                                                           ----------      ----------
Prepaid (accrued) benefit cost                             $   67,647          60,356
                                                           ==========      ==========

         The ranges of assumptions were as follows:



                                        1999               1998              1997
                                    -------------     ------------      ------------
Discount rate                        6.0% -  8.0%      7.0% - 7.5%       7.0% - 7.5%
Expected return on plan assets       7.0% - 10.0%      7.0% - 9.0%       7.0% - 9.0%
Compensation increase                3.0% -  4.0%      3.0% - 4.0%       3.0% - 4.0%
                                    =============     ============      ============

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

          MULTI-EMPLOYER PENSION PLANS

          Certain U.S. employees are covered by union-sponsored multi-employer pension plans, all of which are defined benefit plans. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man hours worked. Pension expense for these plans was $2,402,000, $2,325,000 and $2,185,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The passage of the Multi-employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of the amounts provided for in the collective bargaining agreements. Generally, liabilities are contingent upon withdrawal or partial withdrawal from the plans. The Company has not undertaken to withdraw or partially withdraw from any of the plans as of December 31, 1999. Under the Act, withdrawal liabilities would be based upon the Company's proportional share of each plan's unfunded vested benefits. As of the date of the latest actuarial valuations, the Company's share of the unfunded vested liabilities of each plan was zero.

          POST RETIREMENT BENEFITS


          The Company sponsors two foreign defined post retirement plans that provides post retirement benefits to certain employees. The benefits are accrued in accordance with Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits."


          The components of net period post retirement benefit cost for the years ended December 31, 1999 and December 31, 1998 are as follows:




                                                  1999             1998
                                               ----------       ----------
                                                     (in thousands)

Service cost                                   $      895              794
Interest cost                                       2,600            2,372
Settlement/curtailment                             (1,549)               -
                                               ----------       ----------
Net periodic post retirement benefit cost      $    1,946            3,166
                                               ==========       ==========

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

          The table below sets forth the reconciliation of the accumulated post retirement benefit obligation as of December 31, 1999 and 1998:



                                                       1999             1998
                                                    ----------       ----------
                                                           (in thousands)
Accumulated post retirement benefit obligation
     at the beginning of the year                   $   37,987           43,361
Adjustment to opening balance                            3,339                -
Service cost                                               895              794
Interest cost                                            2,600            2,372
Actuarial gains and losses                              (4,338)          (4,296)
Benefits paid                                           (1,425)          (1,223)
Other                                                      291           (3,021)
                                                    ----------       ----------
Accumulated post retirement benefit obligation
     at the end of the year                         $   39,349           37,987
                                                    ==========       ==========

          The table below sets forth the plan's funded status reconciled to the amounts recognized in the Company's financial statements:



                                             1999              1998
                                          ----------       ----------
                                                 (in thousands)

Unfunded status                           $  (39,349)         (37,987)
Unrecognized net gain (loss)                  (6,611)          (1,530)
                                          ----------       ----------
Accrued post retirement benefit cost      $  (45,960)         (39,517)
                                          ==========       ==========

          The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 7.25% and 6.25% for 1999 and 1998, respectively. All benefits under the plan are paid for by the Company's contribution to the Plan. For measuring the expected post retirement benefit obligation, a 9% annual rate of increase in the per capita claims was assumed for 1998 and a 8% annual rate of increase in the per capita claims was assumed for 1999. This rate was assumed to decrease 1% per year to 5% in 2002 and remain at that level thereafter.

          Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. If the health care cost trend rate were increased 1%, the accumulated post retirement benefit obligation as of December 31, 1999 would have increased $2,316,000 and the effect of this change on the aggregate of service and interest cost for 1999 would have been an increase of

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

          $221,000. If the health care cost trend rate were decreased 1%, the accumulated post retirement benefit obligation as of December 31, 1999 would have decreased by $2,084,000 and the effect of this change on the aggregate of service and interest cost for 1999 would have been a decrease of $184,000.



(20)     SUMMARIZED FINANCIAL INFORMATION

          Summarized balance sheet and income statement data for Hollinger International Publishing Inc. is as follows:



                                          1999             1998            1997
                                        ----------      ----------      ----------
                                                      (in thousands)
Balance Sheet Data:
         Current assets                 $  417,439          73,596         500,914
         Total assets                    3,500,523       2,823,034       3,019,473
         Current liabilities               720,935         503,027         797,392
         Total liabilities               2,607,680       2,186,654       2,405,899
         Minority interest                 155,901         107,002         203,034
         Stockholder's equity              736,942         529,378         410,540
Income Statement Data:
         Operating revenues              2,147,402       2,197,760       2,211,530
         Operating income                  215,549         285,268         297,904
         Net earnings                      213,675         244,057         107,982
                                        ----------      ----------      ----------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(21)     QUARTERLY FINANCIAL DATA (UNAUDITED)

          Quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:


                                                                  1999
                                       -----------------------------------------------------------
                                         First           Second          Third            Fourth
                                        quarter          quarter        quarter          quarter
                                       ----------      ----------      ----------       ----------
                                                   (in thousands, except per share data)

Total operating revenues               $  524,702         546,390         499,215          577,095
Total operating income                 $   58,275          67,073          17,972           69,482
Net earnings                           $  147,167          91,047              86            7,052
Basic earnings (loss) per share        $     1.35            0.91           (0.02)            0.05
Diluted earnings (loss) per share      $     1.20            0.81           (0.02)            0.04
                                       ----------      ----------      ----------       ----------

                                                                 1998
                                       -----------------------------------------------------------
                                          First          Second          Third             Fourth
                                         quarter        quarter         quarter           quarter
                                       ----------      ----------      ----------        ---------
                                                  (in thousands, except per share data)

Total operating revenues               $  537,969         569,171         512,303          578,317
Total operating income                 $   61,844          94,914          49,998           75,323
Net earnings                           $  128,003          31,181          17,529           20,199
Basic (loss) earnings per share        $     1.39            0.28           (0.06)            0.16
Diluted (loss) earnings per share      $     1.05            0.25           (0.06)            0.16
                                       ----------      ----------      ----------       ----------

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(22)     SUBSEQUENT EVENTS (UNAUDITED)

          At December 31, 1999, the Company owned 51,700,000 shares in Interactive Investor International (III) at a cost of approximately $15,000,000 and representing an approximate 47.0% equity interest. On February 17, 2000, III had its initial public offering (IPO) issuing 52,000,000 shares at (pound)1.50 ($2.42). The Company sold 5,000,000 shares of its holding into the IPO. After the IPO, the Company now owns 46,700,000 shares representing 28.5% of the equity of III. Shares in III have traded substantially above their issue price indicating a significant gain to the Company. However, the Company is precluded from selling its holding for a period of six months from the date of the IPO.