Form 10-Q
period 2000-03-31
HOLLINGER INTERNATIONAL INC
filed 2000-05-15
CIK 868512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                           Yes X     No ___
                              --

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                              Outstanding at May 8, 2000
           ---------------------                     --------------------------
           Class A Common Stock
           par value $.01 per share                  88,308,215 shares

           Class B Common Stock
           par value $.01 per share                  14,990,000 shares

                                      INDEX

                          HOLLINGER INTERNATIONAL INC.


PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Condensed Financial Statements                                      1

Item 2.   Management's Discussion and Analysis of Financial Condition         9
          and Results of Operations.

Item 3.   Quantitative and Qualitative Analysis about Market Risk            17

Part II   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K.                                  19

          Signatures                                                         20

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                                 2000               1999
                                                            --------------     -------------
OPERATING REVENUES
    Advertising                                                 $  403,177        $  374,067
    Circulation                                                    121,042           123,033
    Job printing                                                    14,997            15,813
    Other                                                           10,008            11,789
                                                            --------------     -------------
        Total operating revenues                                   549,224           524,702
                                                            --------------     -------------

OPERATING COSTS AND EXPENSES
    Newsprint                                                       77,158            79,688
    Compensation costs                                             175,810           172,187
    Other operating costs                                          200,052           183,277
    Infrequent items                                                 2,620               290
    Depreciation                                                    16,433            16,089
    Amortization                                                    15,875            14,896
                                                            --------------     -------------
    Total operating costs and expenses                             487,948           466,427
                                                            --------------     -------------
    Operating income                                                61,276            58,275

Other income (expense)
    Interest expense                                               (34,988)          (31,600)
    Amortization of debt issue costs                                (2,574)           (1,910)
    Interest income                                                  1,085             2,403
    Other income, net                                               25,101           228,342
                                                            --------------     -------------
      Total other income (expense)                                 (11,376)          197,235
                                                            --------------     -------------
Earnings before income taxes and minority interest                  49,900           255,510
Provision for income taxes                                          19,272           108,633
                                                            --------------     -------------
Earnings before minority interest                                   30,628           146,877
Minority interest                                                    2,477              (290)
                                                            --------------     -------------
Net earnings                                                    $   28,151        $  147,167
                                                            ==============     =============

Basic earnings per share                                        $     0.26        $     1.35
                                                            ==============     =============
Diluted earnings per share                                      $     0.25        $     1.20
                                                            ==============     =============

Weighted average shares outstanding- basic                          98,537           107,434
                                                            ==============     =============
Weighted average shares outstanding- diluted                       113,601           122,537
                                                            ==============     =============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                               2000               1999
                                                           --------------     -------------
Net earnings                                                   $  28,151        $  147,167

Other comprehensive income (loss):
    Unrealized gain on marketable securities                      10,717                --
    Foreign currency translation adjustment                      (14,282)              772
                                                           --------------     -------------

Comprehensive income                                           $  24,586        $  147,939
                                                           ==============     =============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                        MARCH 31,         DECEMBER 31,
ASSETS                                                    2000               1999
                                                       ------------     -------------
                                                       (Unaudited)
Current assets:
      Cash and cash equivalents                         $    31,558       $    39,903
      Accounts receivable, net                              334,491           334,383
      Inventories                                            37,951            28,217
      Other current assets                                   18,711            14,448
                                                       ------------     -------------
          Total current assets                              422,711           416,951

Property, plant and equipment, net of
      accumulated depreciation                              711,024           711,627
Investments                                                 240,619           208,166
Intangible assets, net of accumulated amortization        2,005,970         2,031,610
Deferred financing costs and other assets                   196,954           134,670
                                                       ------------     -------------
                                                        $ 3,577,278       $ 3,503,024
                                                       ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt            $    40,394       $    40,695
      Accounts payable and accrued expenses                 312,708           348,591
      Income taxes payable                                   46,631            61,259
      Deferred revenue                                       83,043            79,521
                                                       ------------     -------------
           Total current liabilities                        482,776           530,066

Long-term debt, less current installments                 1,656,750         1,613,241
Other long-term liabilities                                 360,577           288,000
                                                       ------------     -------------
      Total liabilities                                   2,500,103         2,431,307

Minority interest                                           153,729           155,901

Redeemable preferred stock                                   13,501            13,591

Stockholders' equity:
      Convertible preferred stock                                 -             6,377
      Class A common stock                                    1,019               998
      Class B common stock                                      150               150
      Additional paid-in capital                            674,045           652,705
      Accumulated other comprehensive income                (28,057)          (24,492)
      Retained earnings                                     487,856           475,315
                                                       ------------     -------------
                                                          1,135,013         1,111,053

Class A common stock in treasury, at cost                  (167,619)         (147,955)
Issued shares in escrow                                     (57,449)          (60,873)
                                                       ------------     -------------
          Total stockholders' equity                        909,945           902,225
                                                       ------------     -------------
                                                        $ 3,577,278      $  3,503,024
                                                       ============     =============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                             2000               1999
                                                        -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                         $   28,151        $   147,167

      Items not involving cash:
          Depreciation and amortization                        32,308             30,985
          Amortization of debt issue costs                      2,574              1,910
          Minority interest                                     2,477               (290)
          Gain on sale of investments                         (27,529)                 -
          Gain on sale of assets                                  (16)          (228,105)
          Other non-cash items                                  9,597               (470)
      Changes in working capital, net                         (60,076)            65,503
                                                        -------------      -------------

          Cash provided by (used in) operating activities     (12,514)            16,700
                                                        -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (18,925)           (28,843)
      Additions to investments                                (31,783)          (372,266)
      Acquisitions, net                                        (1,700)           (21,672)
      Proceeds from disposal of investments                    33,552            440,600
      Other investing activities                                3,410              1,326
                                                        -------------      -------------

          Cash provided by (used in) investing activities     (15,446)            19,145
                                                        -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                             64,793            438,297
      Repayments of long-term debt                            (22,427)          (261,926)
      Payment of debt issue costs                                (369)           (26,298)
      Repurchase of common shares                                   -            (45,164)
      Redemption of preferred stock                                 -            (18,770)
      Changes in amounts due to affiliates                          -             28,812
      Dividends and distributions to minority interests        (3,632)          (102,047)
      Cash dividends paid                                     (15,610)           (16,650)
      Other financing activities                               (1,346)            (1,574)
                                                        -------------      -------------
          Cash provided by (used in) financing activities      21,409             (5,320)
                                                        -------------      -------------

Effect of exchange rate changes on cash                        (1,794)             2,980
                                                        -------------      -------------

Net increase (decrease) in cash                                (8,345)            33,505
Cash at beginning of period                                    39,903             57,788
                                                        -------------      -------------
Cash at end of period                                      $   31,558          $  91,293
                                                        =============      =============

Cash paid for interest                                     $   55,176          $  47,230
                                                        =============      =============
Cash paid for taxes                                        $   35,060          $  22,478
                                                        =============      =============

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999

NOTE 2 - PRINCIPLES OF PRESENTATION AND CONSOLIDATION

         The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at March 31, 2000 owned approximately 40.2% of the combined equity and approximately 74.7% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") and the remaining Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock").

         All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

---------------------------------------------------------------------------------------------------------------------------
                                                                Three months ended March 31, 2000

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------------------
                                                                 (in thousands, except per share data)
Basic EPS
   Net income available to common stockholders        $        25,882            98,537        $   0.26

Effect of dilutive securities
     Convertible preferred stock                                2,137             8,182
     Series E Preferred Stock                                     132               966
     HCPH Special Shares                                            -             5,400
     Stock options                                                  -               516

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $        28,151           113,601        $   0.25
---------------------------------------------------------------------------------------------------------------------------
                                                                Three months ended March 31, 1999

                                                             Income              Shares        Per-Share
                                                           (Numerator)        (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------------------
                                                                 (in thousands, except per share data)
Basic EPS
   Net income available to common stockholders        $       144,862           107,434        $   1.35

Effect of dilutive securities
     Convertible preferred stock                                2,305             8,778
     Series D Preferred Stock                                       -               931
     HCPH Special Shares                                            -             4,831
     Stock options                                                  -               563

Diluted EPS
   Net income available to common stockholders
     and assumed conversions                          $       147,167           122,537        $   1.20
---------------------------------------------------------------------------------------------------------------------------

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                   (UNAUDITED)



NOTE 4 - SEGMENT INFORMATION

         The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. Southam Inc., the Canadian Newspapers and Hollinger Canadian Newspapers, Limited Partnership make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:

--------------------------------------------------------------------------------------------------------------------

                                                            Three months ended March 31, 2000
                                       -----------------------------------------------------------------------------
                                                                                 U.K.       Canadian
                                                      Chicago    Community    Newspaper    Newspaper
                                                       Group       Group        Group        Group        Total
--------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)

     Revenues                                      $     93,093      19,870      156,581      279,680    $   549,224
--------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                 $      5,213       2,061        4,664       20,370    $    32,308
--------------------------------------------------------------------------------------------------------------------
     Operating income, excluding infrequent items  $      7,891       1,001       33,217       21,787    $    63,896
--------------------------------------------------------------------------------------------------------------------
     Equity in earnings (loss) of affiliates       $        (45)          -       (1,064)         192    $      (917)
--------------------------------------------------------------------------------------------------------------------
     Total assets                                  $    466,939     165,047      582,894    2,222,307    $ 3,437,187
--------------------------------------------------------------------------------------------------------------------
     Capital expenditures                          $      7,380         976        1,053        9,411    $    18,820
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------

                                                            Three months ended March 31, 1999
                                       -----------------------------------------------------------------------------
                                                                                 U.K.       Canadian
                                                      Chicago    Community    Newspaper    Newspaper
                                                       Group       Group        Group        Group        Total
--------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
     Revenues                                      $   90,956      33,142      142,821       257,783     $   524,702
--------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                 $    4,864       3,127        4,842        18,152     $    30,985
--------------------------------------------------------------------------------------------------------------------
     Operating income, excluding infrequent items  $    8,081       2,393       29,080        19,011     $    58,565
--------------------------------------------------------------------------------------------------------------------
     Equity in earnings (loss) of affiliates       $     (276)          -            -           121     $      (155)
--------------------------------------------------------------------------------------------------------------------
     Total assets                                  $  431,166     230,587      633,829     2,046,919     $ 3,342,501
--------------------------------------------------------------------------------------------------------------------
     Capital expenditures                          $   12,986       2,203        1,706        11,295     $    28,190
--------------------------------------------------------------------------------------------------------------------

                  HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                   (UNAUDITED)



Capital expenditures for the corporate entities were $105,000 and $653,000 for the quarters ended March 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------------------------------------------

         Reconciliation of segment assets to total assets:
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                    2000                1999
--------------------------------------------------------------------------------------------------------------------

         Segment assets                                                      $    3,437,187         $  3,342,501

         Corporate assets                                                           140,091              122,169
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                        $    3,577,278         $  3,464,670
--------------------------------------------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Company's U.S. community newspapers, operating in 12 states, and Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. ("Southam"), the Canadian Newspapers and the Hollinger Canadian Newspapers, Limited Partnership ("Hollinger L.P.").


CONSOLIDATED RESULTS OF OPERATIONS

First quarter 2000 net earnings were $28.2 million or $0.26 per share compared with $147.2 million or $1.35 per share in 1999.

There were a number of infrequent and non-recurring items affecting the results of both years. In first quarter 2000 infrequent and non-recurring items amounted to $13.0 million after income tax and minority interest and primarily consisted of duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada and the gains on sale of the interest in Trip.com and sale of the partial interest in Interactive Investor International. In 1999, infrequent and non-recurring items amounted to $129.3 million after income tax and minority interest and primarily included the gain on the February 1999 sale of community newspapers net of costs. Non-recurring items are primarily included in other income, net.

In addition, Community Group operations sold during 1999, added in the first quarter of 1999, $15.3 million to operating revenue, $1.2 million to operating income and $0.7 million to net earnings.

Net earnings from comparable operations, which excludes infrequent and non-recurring items and also excludes net earnings from divested properties, amounted to $15.2 million in 2000 or 13 cents per diluted share compared with $17.1 million or 14 cents per diluted share in 1999. Included in these earnings are a net loss from internet operations of $3.2 million in 2000 or a 3 cent loss per diluted share compared to a net loss from internet operations of $1.0 million in 1999 or 1 cent loss per diluted share.

Operating revenue for the first quarter of 2000 was $549.2 million compared with $524.7 million in 1999, an increase of 4.7%. Operating revenue from comparable operations for the first quarter 2000 was $549.2 million compared with $509.4 million in 1999, an increase of 7.8%. Operating income in 2000 was $61.3 million compared with $58.3 million in 1999, an increase of 5.1%. Operating income from comparable operations in 2000 was $63.9 million compared with $57.4 million in 1999, an increase of 11.4%.

Interest expense for the first quarter 2000 was $35.0 million compared with $31.6 million in 1999, an increase of $3.4 million. This increase results from both increased interest rates and an increase in debt levels.

Other income in the first quarter 2000 was $25.1 million compared with $228.3 million in 1999. Other income in 2000 primarily includes the gain on sale of the interest in Trip.com and the sale of the partial interest in Interactive Investor International. In 1999, other income primarily consisted of a gain on the sale of Community Group operations.

Minority interest in 2000 represents the minority's share of net earnings of Hollinger L.P. Minority interest in 1999 represents the minority's share of net earnings of Southam. The remaining minority shares of Southam were acquired by the Company in January and February 1999.

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2000           1999
                                                   --------------  -------------
                                                       Amount         Amount
                                                   --------------  -------------
                                                   (dollar amounts in thousands)
Operating revenues:
     Chicago Group                                   $     93,093   $     90,956
     Community Group                                       19,870         33,142
     U.K. Newspaper Group                                 156,581        142,821
     Canadian Newspaper Group                             279,680        257,783
                                                    --------------  ------------
Total operating revenue                              $    549,224   $    524,702
                                                    ==============  ============

Operating income, excluding infrequent items:
     Chicago Group                                   $      7,891   $      8,081
     Community Group                                        1,001          2,393
     U.K. Newspaper Group                                  33,217         29,080
     Canadian Newspaper Group                              21,787         19,011
                                                    --------------  ------------
Total operating income, excluding infrequent items   $     63,896   $     58,565
                                                    ==============  ============

EBITDA, excluding infrequent items:
     Chicago Group                                   $     13,104   $     12,945
     Community Group                                        3,062          5,520
     U.K. Newspaper Group                                  37,881         33,922
     Canadian Newspaper Group                              42,157         37,163
                                                    --------------  ------------
Total EBITDA, excluding infrequent items             $     96,204   $     89,550
                                                    ==============  ============

Operating revenues:
     Chicago Group                                          17.0%          17.4%
     Community Group                                         3.6%           6.3%
     U.K. Newspaper Group                                   28.5%          27.2%
     Canadian Newspaper Group                               50.9%          49.1%
                                                    --------------  ------------
Total operating revenue                                    100.0%         100.0%
                                                    ==============  ============

Operating income, excluding infrequent items:
     Chicago Group                                          12.3%          13.8%
     Community Group                                         1.6%           4.1%
     U.K. Newspaper Group                                   52.0%          49.7%
     Canadian Newspaper Group                               34.1%          32.4%
                                                    --------------  ------------
Total operating income                                     100.0%         100.0%
                                                    ==============  ============

EBITDA, excluding infrequent items:
     Chicago Group                                          13.6%          14.4%
     Community Group                                         3.2%           6.2%
     U.K. Newspaper Group                                   39.4%          37.9%
     Canadian Newspaper Group                               43.8%          41.5%
                                                    --------------  ------------
Total EBITDA, excluding infrequent items                   100.0%         100.0%
                                                    ==============  ============

EBITDA Margin, excluding infrequent items:
     Chicago Group                                          14.1%          14.2%
     Community Group                                        15.4%          16.7%
     U.K. Newspaper Group                                   24.2%          23.8%
     Canadian Newspaper Group                               15.1%          14.4%

Total EBITDA Margin, excluding infrequent items             17.5%          17.1%
                                                    ==============  ============

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      2000              1999
                                                  -------------    -------------
                                                     Amount            Amount
                                                  -------------    -------------
                                                   (dollar amounts in thousands)
Chicago Group
   Operating revenue
     Advertising                                  $    69,465       $     67,229
     Circulation                                       20,070             19,971
     Job printing and other                             3,558              3,756
                                                  ------------    --------------
   Total operating revenue                             93,093             90,956
                                                  ------------    --------------

   Operating costs
     Newsprint                                         14,824             16,609
     Compensation costs                                37,635             36,250
     Other operating costs                             27,530             25,152
     Depreciation                                       2,170              2,278
     Amortization                                       3,043              2,586
                                                  ------------    --------------
   Total operating costs                               85,202             82,875
                                                  ------------    --------------
   Operating income, excluding infrequent items   $     7,891       $      8,081
                                                  ============    ==============

Community Group
   Operating revenue
     Advertising                                  $    11,430       $     20,017
     Circulation                                        5,910              9,053
     Job printing and other                             2,530              4,072
                                                  ------------    --------------
   Total operating revenue                             19,870             33,142
                                                  ------------    --------------

   Operating costs
     Newsprint                                          1,872              3,748
     Compensation costs                                 7,598             12,543
     Other operating costs                              7,338             11,331
     Depreciation                                         869              1,387
     Amortization                                       1,192              1,740
                                                  ------------    --------------
   Total operating costs                               18,869             30,749
                                                  ------------    --------------
   Operating income, excluding infrequent items   $     1,001        $     2,393
                                                  ============    ==============

U.K. Newspaper Group
   Operating revenue
     Advertising                                  $   111,398        $    96,765
     Circulation                                       38,538             39,747
     Job printing and other                             6,645              6,309
                                                  ------------    --------------
   Total operating revenue                            156,581            142,821
                                                  ------------    --------------

   Operating costs
     Newsprint                                         25,370             24,685
     Compensation costs                                24,121             22,486
     Other operating costs                             69,209             61,728
     Depreciation                                       2,069              2,207
     Amortization                                       2,595              2,635
                                                  ------------    --------------
   Total operating costs                              123,364            113,741
                                                  ------------    --------------
   Operating income, excluding infrequent items   $    33,217        $    29,080
                                                  ============    ==============

Canadian Newspaper Group
   Operating revenue
     Advertising                                  $   210,884        $   190,056
     Circulation                                       56,524             54,262
     Job printing and other                            12,272             13,465
                                                  ------------    --------------
   Total operating revenue                            279,680            257,783
                                                  ------------    --------------

   Operating costs
     Newsprint                                         35,092             34,646
     Compensation costs                               106,456            100,908
     Other operating costs                             95,975             85,066
     Depreciation                                      11,325             10,217
     Amortization                                       9,045              7,935
                                                  ------------    --------------
   Total operating costs                              257,893            238,772
                                                  ------------    --------------
   Operating income, excluding infrequent items   $    21,787        $    19,011
                                                  ============    ==============

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2000             1999
                                                ----------       ----------
                                                Percentage       Percentage
                                                ----------       ----------
Chicago Group
   Operating revenue
     Advertising                                    74.6%            73.9%
     Circulation                                    21.6%            22.0%
     Job printing and other                          3.8%             4.1%
                                                  ------           ------
   Total operating revenue                         100.0%           100.0%
                                                  ------           ------

   Operating costs
     Newsprint                                      15.9%            18.3%
     Compensation costs                             40.4%            39.9%
     Other operating costs                          29.6%            27.7%
     Depreciation                                    2.3%             2.5%
     Amortization                                    3.3%             2.8%
                                                  ------           ------
   Total operating costs                            91.5%            91.2%
                                                  ------           ------
   Operating income, excluding infrequent items      8.5%             8.8%
                                                  ======           ======

Community Group
   Operating revenue
     Advertising                                    57.6%            60.4%
     Circulation                                    29.7%            27.3%
     Job printing and other                         12.7%            12.3%
                                                  ------           ------
   Total operating revenue                         100.0%           100.0%
                                                  ------           ------

   Operating costs
     Newsprint                                       9.4%            11.3%
     Compensation costs                             38.2%            37.8%
     Other operating costs                          36.9%            34.2%
     Depreciation                                    4.4%             4.1%
     Amortization                                    6.0%             5.3%
                                                  ------           ------
   Total operating costs                            94.9%            92.7%
                                                  ------           ------
   Operating income, excluding infrequent items      5.1%             7.3%
                                                  ======           ======

U.K. Newspaper Group
   Operating revenue
     Advertising                                    71.2%            67.8%
     Circulation                                    24.6%            27.8%
     Job printing and other                          4.2%             4.4%
                                                  ------           ------
   Total operating revenue                         100.0%           100.0%
                                                  ------           ------

   Operating costs
     Newsprint                                      16.2%            17.3%
     Compensation costs                             15.4%            15.7%
     Other operating costs                          44.2%            43.2%
     Depreciation                                    1.3%             1.5%
     Amortization                                    1.7%             1.9%
                                                  ------           ------
   Total operating costs                            78.8%            79.6%
                                                  ------           ------
   Operating income, excluding infrequent items     21.2%            20.4%
                                                  ======           ======

Canadian Newspaper Group
   Operating revenue
     Advertising                                    75.4%            73.8%
     Circulation                                    20.2%            21.0%
     Job printing and other                          4.4%             5.2%
                                                  ------           ------
   Total operating revenue                         100.0%           100.0%
                                                  ------           ------

   Operating costs
     Newsprint                                      12.5%            13.4%
     Compensation costs                             38.1%            39.1%
     Other operating costs                          34.3%            33.0%
     Depreciation                                    4.0%             4.0%
     Amortization                                    3.2%             3.1%
                                                  ------           ------
   Total operating costs                            92.1%            92.6%
                                                  ------           ------
   Operating income, excluding infrequent items      7.9%             7.4%
                                                  ======           ======

GROUP OPERATING RESULTS
-----------------------

CHICAGO GROUP

Revenues for the Chicago Group increased $2.1 million to $93.1 million in the first quarter of 2000 from $91.0 million in 1999. Advertising revenue in 2000 increased $2.2 million over the same period in the prior year. National advertising increased year over year as a result of increased telecom, dot-com and financial advertising. Classified and retail advertising were virtually flat compared with last year.

EBITDA, excluding infrequent items in 2000 increased $0.2 million to $13.1 million from $12.9 million in 1999. EBITDA in 2000 included $0.8 million loss from internet operations compared with $0.1 million loss in 1999. Operating income in 2000 was $7.9 million compared with $8.1 million in 1999.

Newsprint expense in 2000 decreased $1.8 million to $14.8 million from $16.6 million in 1999, a decrease of 10.7%. Newsprint prices in the first quarter of 2000 were approximately 14% lower than in the first quarter of 1999. The lower newsprint prices were offset in part by increased consumption.

The increased advertising revenue and lower newsprint expense were virtually offset by increased compensation costs and other operating costs resulting in EBITDA for the quarter increasing only marginally from the first quarter of 1999.

COMMUNITY GROUP

The overall decrease in Community Group operating revenues, EBITDA and operating income is due to the sale of community newspaper properties in 1999.
Revenue and EBITDA attributable to the newspapers sold were $15.3 million and $2.7 million respectively in the first quarter of 1999. For properties owned in both years Community Group revenues and EBITDA were $19.9 million and $3.1 million in 2000 compared to $17.8 million and $2.8 million in 1999.

U.K. NEWSPAPER GROUP

First quarter operating revenue for the U.K. Newspaper Group was $156.6 million in 2000 compared to $142.8 million in 1999. In pounds sterling, advertising revenue increased 17.1% and circulation revenue decreased 1.5%. All categories of advertising showed improvement. Display advertising grew 23.2% year-over-year in total, including a 35.2% increase in financial advertising and a 17.2% increase in non-financial advertising. Classified advertising grew 10.3% over 1999, primarily as a result of recruitment advertising growth of 12.4%.

EBITDA, excluding infrequent items, for the U.K. Newspaper Group was $37.9 million in the first quarter 2000 compared to $33.9 million in 1999. Operating income excluding infrequent items in 2000 was $33.2 million compared to $29.1 million. Newsprint expense for the first quarter 2000 was $25.4 million compared to $24.7 million in 1999. The increase in newspaper expense was as a result of increased consumption partly offset by lower newsprint prices. Compensation costs as a percentage of revenues remained fairly consistent at 15.4% in 2000 compared to 15.7% in 1999. Other operating costs as a percentage of revenue increase to 44.2% in 2000 from 43.2% in 1999. The increase in other operating costs resulted from the timing of promotional costs in 2000 compared with 1999.

CANADIAN NEWSPAPER GROUP

First quarter operating revenue for the Canadian Newspaper Group was $279.7 million compared with $257.8 million in 1999. EBITDA and operating income both excluding infrequent items, for the first quarter of 2000 were $42.2 million and $21.8 million respectively, compared to $37.2 million and $19.0 million respectively in 1999. This represents a growth from 1999, in EBITDA excluding infrequent items, of 13.4% and in operating income, excluding infrequent items, of 14.6%. The improvement in both EBITDA and operating income was in large part, the result of improved operating results at the National Post partly offset by increased losses from internet operations. The National Post EBITDA loss for the first quarter 2000 was $7.6 million, a $4.0 million improvement over the EBITDA loss of $11.6 million in the first quarter of 1999, reflecting a 44% increase in revenue year-over-year. EBITDA losses from internet operations were $3.2 million in 2000 compared with a loss of $1.5 million in 1999.

Newsprint expense increased $0.5 million in 2000 to $35.1 million compared with $34.6 million in 1999. This increase represents increased consumption offset by a newsprint price decline year-over-year. Compensation costs as a percentage of revenue were 38.1% in 2000 compared with 39.1% in 1999 and other operating costs as a percentage of revenue increased to 34.3% in 2000 from 33.0% in 1999. The increase in other operating costs was primarily a result of the timing of promotional costs in 2000 compared with 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL
---------------

Working capital consists of current assets less current liabilities. At March 31, 2000, there was a working capital deficiency of $60.1 million compared to a deficiency of $113.1 million at December 31, 1999. Current assets were $422.7 million at March 31, 2000 compared with $417.0 million at December 31, 1999. Current liabilities, excluding debt obligations, were $442.4 million at March 31, 2000, compared with $489.4 million at December 31, 1999.

DEBT
----

Long-term debt, including the current portion, was $1.70 billion at March 31, 2000 compared with $1.65 billion at December 31, 1999.

EBITDA
------

EBITDA, which is the Company's earnings before interest expense, amortization of debt issue costs, interest income, income taxes, depreciation and amortization, minority interest and other income, net was $93.6 million for the first quarter of 2000 compared with $89.3 million for the first quarter 1999. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net earnings, but have not affected EBITDA.

CASH FLOWS
----------

Cash flows used in operating activities were $12.5 million in the first quarter of 2000, compared with cash flow provided by operating activities of $16.7 million in the first quarter of 1999. Excluding changes in working capital (other than cash), cash provided by operating activities was $47.6 million in 2000 and cash used in operating activities was $48.8 million in 1999.

Cash flows used in investing activities were $15.4 million in 2000, and cash flow provided by investing activities was $19.1 million in 1999.

Cash flows provided by financing activities were $21.4 million in 2000 and cash flows used in financing activities were $5.3 million in 1999.

CAPITAL EXPENDITURES AND ACQUISITION FINANCING
----------------------------------------------

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Bank Credit Facilities.

DIVIDENDS AND OTHER COMMITMENTS
-------------------------------

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company's subsidiaries limiting their ability to pay dividends, managements fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Hollinger International Publishing Inc. (Publishing) and other subsidiaries of the Company contain such restrictive provisions. As of March 31, 2000, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments was approximately $322.9 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to March 31, 2000: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) one third of Publishing's share of net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; and (iv) $270 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

OTHER
-----

Certain of the statements in this Form 10-Q may be deemed to be "forward looking" statements. Refer to the Company's Annual Report on Form 10-K for a discussion of factors that may affect such statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     NEWSPRINT   Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $77.2 million in 2000 and $79.7 million in 1999. Management believes that while newsprint prices could continue to show wide price variations in the future, they will be more stable than they were a few years ago. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the three months ended March 31, 2000 and based on properties and ownership levels at March 31, 2000, a change in the price of newsprint of $50 per tonne would increase or decrease quarterly net earnings by about $4.3 million.

     INFLATION   During the past three years, inflation has not had a material effect on the Company's newspaper business in the United States, United Kingdom and Canada.

     INTEREST RATES   The Company has significant debt on which interest is
calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at March 31, 2000 which is subject to floating interest rates and March 31, 2000 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company's first quarter net earnings by approximately $1.2 million. The Company has $1.69 billion of interest bearing debt at March 31, 2000 of which approximately 46% was floating rate.

     FOREIGN EXCHANGE RATES   A substantial portion of the Company's income is
earned outside of the United States in currencies other than the United States dollar. As a result the Company's income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on first quarter 2000 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company's reported first quarter net earnings.

                                              Actual Average
                                                2000 Rate      Increase/Decrease
   -----------------------------------------------------------------------------
     United Kingdom                            $1.61/pounds         $604,000
     Canada                                    $0.69/Cdn.$          $937,000
   -----------------------------------------------------------------------------

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

                          HOLLINGER INTERNATIONAL INC.
                                   Registrant

Date: May 15, 2000                        By:  /S/ Cindy E. Horowitz
                                             ------------------------
                                               Cindy E. Horowitz
                                               Executive Vice President, and
                                               Chief Financial Officer