Form 10-Q
period 2000-06-30
HOLLINGER INTERNATIONAL INC
filed 2000-08-14
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 0-24004

HOLLINGER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3518892 (I.R.S. Employer Identification No.)

401 North Wabash Avenue, Suite 740, Chicago, Illinois (Address of Principal executive offices)	60611 (Zip Code)

Registrant’s telephone number, including area code (312) 321-2299

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     x         No

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2000

Class A Common Stock par value $.01 per share	92,082,389 shares

Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2000 and June 30, 1999
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

Operating revenues:

Advertising	$427,013	$397,604	$830,190	$771,671

Circulation	117,392	122,010	238,434	245,043

Job printing	15,188	14,816	30,185	30,629

Other	14,522	11,960	24,530	23,749

Total operating revenues	574,115	546,390	1,123,339	1,071,092

Operating costs and expenses:

Newsprint	79,896	77,887	157,054	157,575

Compensation costs	178,302	173,270	354,112	345,457

Other operating costs	210,954	196,607	411,006	379,884

Infrequent items	1,710	575	4,330	865

Depreciation	16,272	15,612	32,705	31,701

Amortization	15,232	15,366	31,107	30,262

Total operating costs and expenses	502,366	479,317	990,314	945,744

Operating income	71,749	67,073	133,025	125,348

Other income (expense):

Interest expense	(36,770)	(32,942)	(71,758)	(64,542)

Amortization of debt issue costs	(2,585)	(2,858)	(5,159)	(4,768)

Interest income	1,199	1,437	2,284	3,840

Other income (expense), net	(4,070)	101,137	21,031	329,479

Total other income (expense)	(42,226)	66,774	(53,602)	264,009

Earnings before income taxes, minority interest and extraordinary item	29,523	133,847	79,423	389,357

Provision for income taxes	10,587	35,869	29,859	144,502

Earnings before minority interest and extraordinary item	18,936	97,978	49,564	244,855

Minority interest	14,200	1,748	16,677	1,458

Earnings before extraordinary item	4,736	96,230	32,887	243,397

Extraordinary loss from debt extinguishments	—	(5,183)	—	(5,183)

Net earnings	$4,736	$91,047	$32,887	$238,214

Basic earnings per share before extraordinary item	$0.03	$0.91	$0.29	$2.27

Diluted earnings per share before extraordinary item	$0.02	$0.81	$0.27	$2.02

Basic earnings per share	$0.03	$0.86	$0.29	$2.22

Diluted earnings per share	$0.02	$0.77	$0.27	$1.98

Weighted average shares outstanding-basic	98,539	103,221	98,538	105,299

Weighted average shares outstanding-diluted	104,096	118,364	104,993	120,294

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2000 and June 30, 1999
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Net earnings	$4,736	$91,047	$32,887	$238,214

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities	(8,671)	—	2,046	—

Foreign currency translation adjustment	(41,427)	5,166	(55,709)	5,938

Comprehensive income (loss)	$(45,362)	$96,213	$(20,776)	$244,152

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2000 and December 31, 1999
(Amounts in Thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$69,889	$39,903

Accounts receivable, net	338,395	334,383

Inventories	43,497	28,217

Other current assets	18,717	14,448

Total current assets	470,498	416,951

Property, plant and equipment, net of accumulated

depreciation	701,238	711,627

Investments	206,631	208,166

Intangible assets, net of accumulated amortization	1,956,127	2,031,610

Deferred financing costs and other assets	122,978	134,670

	$3,457,472	$3,503,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$5,675	$40,695

Accounts payable and accrued expenses	390,140	348,591

Income taxes payable	53,398	61,259

Deferred revenue	80,864	79,521

Total current liabilities	530,077	530,066

Long-term debt, less current installments	1,714,061	1,613,241

Other long-term liabilities	275,517	288,000

Total liabilities	2,519,655	2,431,307
Minority interest	78,362	155,901

Redeemable preferred stock	13,263	13,591

Stockholders’ equity:

Convertible preferred stock	—	6,377

Class A common stock	1,055	998

Class B common stock	150	150

Additional paid-in capital	708,539	652,705

Accumulated other comprehensive income	(78,155)	(24,492)

Retained earnings	476,780	475,315

	1,108,369	1,111,053

Class A common stock in treasury, at cost	(167,619)	(147,955)

Issued shares in escrow	(94,558)	(60,873)

Total stockholders’ equity	846,192	902,225

	$3,457,472	$3,503,024

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and June 30, 1999
(Amounts in Thousands)
(Unaudited)

	2000	1999

Cash Flows From Operating Activities:

Net earnings	$32,887	$238,214

Items not involving cash:

Depreciation and amortization	63,812	61,963

Amortization of debt issue costs	5,159	4,768

Minority interest	16,677	1,458

Gain on sale of assets	(31,024)	(329,639)

Other non-cash items	9,530	41,221

Changes in working capital net	(53,818)	(679)

Cash provided by operating activities	43,223	17,306

Cash Flows From Investing Activities:

Capital expenditures	(35,007)	(77,863)

Additions to investments	(42,936)	(394,807)

Acquisitions, net	(1,945)	(40,877)

Proceeds from disposal of investments	46,385	506,930

Other investing activities	322	9,219

Cash provided by (used in) investing activities	(33,181)	2,602

Cash Flows From Financing Activities:

Proceeds from long-term debt	159,464	700,010

Repayments of long-term debt	(89,770)	(618,953)

Payment of debt issue costs	(2,236)	(35,143)

Repurchase of common shares	—	(66,957)

Redemption of preferred stock	—	(18,214)

Changes in amounts due to affiliates	—	55,205

Dividends to minority interests	(7,280)	(104,359)

Cash dividends paid	(32,929)	(33,241)

Issuance of Partnership units	—	131,379

Other financing activities	(5,723)	(8,372)

Cash provided by financing activities	21,526	1,355

Effect of exchange rate changes on cash	(1,582)	(4,549)

Net increase in cash	29,986	16,714

Cash at beginning of period	39,903	57,788

Cash at end of period	$69,889	$74,502

Cash paid for interest	$69,939	$68,478

Cash paid for taxes	$21,931	$88,993

Note 1 — Unaudited Financial Statements

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 — Principles of Presentation and Consolidation

      The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at June 30, 2000 owned approximately 39.1% of the combined equity ownership interest and approximately 74.3% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) and the remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

      All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Note 3 — Earnings per share

      The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:

	Three months ended June 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net earnings	$4,736
Deduct dividends:
Convertible preferred stock	(2,137)
Series E Preferred Stock	(131)

Basic EPS

Net income available to common stockholders	$2,468	98,539	$0.03

Effect of dilutive securities

HCPH Special Shares	—	4,937

Stock options	—	620

Diluted EPS

Net income available to common stockholders and assumed conversions	$2,468	104,096	$0.02

	Three months ended June 30, 1999

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net earnings	$91,047
Deduct dividends:
Convertible preferred stock	(2,305)

Basic EPS

Net income available to common stockholders	$88,742	103,221	$0.86

Effect of dilutive securities Convertible preferred stock	2,305	8,778

Series E Preferred Stock	—	953

HCPH Special Shares	—	4,485

Stock options	—	927

Diluted EPS

Net income available to common stockholders and assumed conversions	$91,047	118,364	$0.77

	Six months ended June 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net earnings	$32,887
Deduct dividends:
Convertible preferred stock	(4,273)
Series E Preferred Stock	(264)

Basic EPS

Net income available to common stockholders	$28,350	98,538	$0.29

Effect of dilutive securities

Series E Preferred Stock	264	949

HCPH Special Shares	—	4,937

Stock options	—	569

Diluted EPS

Net income available to common stockholders and assumed conversions	$28,614	104,993	$0.27

	Six months ended June 30, 1999

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net earnings	$238,214
Deduct dividends:
Convertible preferred stock	(4,610)

Basic EPS

Net income available to common stockholders	$233,604	105,299	$2.22

Effect of dilutive securities

Convertible preferred stock	4,610	8,778

Series E Preferred Stock	—	953

HCPH Special Shares	—	4,485

Stock options	—	779

Diluted EPS

Net income available to common stockholders and assumed conversions	$238,214	120,294	$1.98

Note 4 — Segment Information

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. Southam, the Canadian Newspapers and the Hollinger L.P. make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:

	Three months ended June 30, 2000

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$101,168	21,745	144,266	306,936	$574,115

Depreciation and amortization	$5,100	1,830	4,401	20,173	$31,504

Operating income, excluding infrequent items	$12,708	2,722	22,962	35,067	$73,459

Equity in earnings (loss) of affiliates	$(45)	—	(2,326)	162	$(2,209)

	Six months ended June 30, 2000

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$194,261	41,615	300,847	586,616	$1,123,339

Depreciation and amortization	$10,313	3,891	9,065	40,543	$63,812

Operating income, excluding infrequent items	$20,599	3,723	56,179	56,854	$137,355

Equity in earnings (loss) of affiliates	$(90)	—	(3,390)	354	$(3,126)

Total assets	$480,889	163,959	545,865	2,087,019	$3,277,732

Capital expenditures	$13,246	1,622	3,154	16,801	$34,823

	Three months ended June 30, 1999

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$101,704	22,033	136,887	285,766	$546,390

Depreciation and amortization	$4,836	2,178	4,825	19,139	$30,978

Operating income, excluding infrequent items	$13,931	2,769	16,998	33,950	$67,648

Equity in earnings of affiliates	$64	—	—	282	$346

	Six months ended June 30, 1999

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$192,660	55,175	279,708	543,549	$1,071,092

Depreciation and amortization	$9,700	5,305	9,667	37,291	$61,963

Operating income, excluding infrequent items	$22,012	5,162	46,078	52,961	$126,213

Equity in earnings (loss) of affiliates	$(212)	—	—	403	$191

Total assets	$449,991	225,409	605,543	2,110,666	$3,391,609

Capital expenditures	$24,574	3,674	3,089	45,439	$76,776

Capital expenditures for the corporate entities were $184,000 and $1,087,000 for the six months ended June 30, 2000 and 1999, respectively.

Reconciliation of segment assets to total assets:

	June 30,

	2000	1999

Segment assets	$3,277,732	$3,391,609

Corporate assets	179,740	111,836

Total assets	$3,457,472	$3,503,445

Note 5 — Bank Credit Facility

In June 2000, Hollinger International Publishing Inc., Hollinger Canadian Publishing Holdings Inc. (“HCPH”), The Telegraph Group Limited, Southam, HIF and a group of financial institutions increased the term loan component of the Fourth Amended and Restated Credit Facility (Restated Credit Facility) by $100,000,000. This additional term loan matures on September 30, 2005 and bears interest at the option of the respective borrowers, at a rate per annum tied to specified floating rates on a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

The Restated Credit Facility now totals $975,000,000 consisting of a $575,000,000 revolving credit line maturing on September 30, 2004, a $300,000,000 term loan maturing December 31, 2004 and a $100,000,000 term loan maturing September 30, 2005.

Note 6 — Minority Interest

On June 12, 2000, the Company exercised its option to pay cash on the mandatory exchange of HCPH Special shares. Pursuant to the terms of the indenture governing the Special shares, each Special share was exchanged for $8.88 cash resulting in a payment in July to Special shareholders of $58,200,000. This payment was $10,900,000 in excess of the recorded book amount. This excess amount was disclosed as minority interest in the Statement of Operations.

Note 7 — Subsequent Events

a) On July 31, 2000, the Company announced that an agreement had been entered into to sell to CanWest Global Communications Corp. (“CanWest”) for approximately $2.35 billion (Cdn $3.5 billion), subject to adjustments, the following Canadian Newspaper assets:

—	a 50% interest in the National Post, while continuing as managing partner;

—	all metropolitan and a large number of community newspapers in Canada (including the Ottawa Citizen, Vancouver Sun, the Province, the Calgary Herald, the Edmonton Journal, the Montreal Gazette, The Windsor Star, The Regina Leader Post, the Star Phoenix and The Victoria Times-Colonist);

—	the Southam Magazine and Information Group, and

—	certain operating Canadian Internet properties including canada.com.

The purchase price will be payable as to approximately $470 million (Cdn$700 million) in shares of CanWest and as to the balance, 75% in cash and 25% in subordinated debentures of a senior company in the CanWest group. The Company will nominate two directors to the CanWest Board, commensurate with its opening equity interest of 15%. Conrad Black, the Company’s Chairman and CEO, will be the Chairman of the National Post. With respect to the other newspaper assets being sold to CanWest, Mr. Black and his associates will enter into a management services agreement for at least 17 months in order to ensure operating continuity and to facilitate a smooth transition to the new arrangements.

The sale is expected to be completed at the end of September. The Company will use the cash proceeds to eliminate bank debt and possibly to cancel debentures and shares and create a substantial reserve of liquid assets.

b) On August 2, 2000, the Company announced the sale of its remaining U.S. Community newspapers for approximately $215 million to four buyers: Bradford Publications Company, Newspaper Holdings, Inc. of Alabama, Paxton Media Group, Inc. and Forum Communications Company. The sales are expected to be completed during the fourth quarter of 2000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Company’s U.S. community newspapers, operating in 12 states, and for reporting and administrative purposes, Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. (“Southam”), the Canadian Newspapers and the Hollinger Canadian Newspapers Limited Partnership (“Hollinger L.P.”).

CONSOLIDATED RESULTS OF OPERATIONS

Second quarter 2000 net earnings were $4.7 million or $0.03 per share compared with $91.0 million or $0.86 per share in 1999. Earnings before extraordinary items for the three months ended June 30, 1999 were $96.2 million or $0.91 per share. There were no extraordinary items in 2000. Net earnings for the six months ended June 30, 2000 were $32.9 million or $0.29 per share compared with $238.2 million or $2.22 per share in 1999. Earnings before extraordinary items for the six months ended June 30, 1999 were $243.4 million or $2.27 per share. The extraordinary item in 1999 represented the write-off of previously deferred financing fees related to the early retirement of a Bank Credit Facility.

There were a number of infrequent and non-recurring items affecting the results of both years. In the second quarter 2000 infrequent or non-recurring items amounted to a net loss of $14.0 million after income tax and minority interest and primarily consisted of duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on asset sales, equity loss at Interactive Investor International (III) and the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount. In second quarter 1999, infrequent and non-recurring items amounted to a net gain of $67.7 million after income tax and minority interest and primarily consisted of gains on sale of assets, a gain resulting from the issuance of Partnership units for several Canadian Newspapers and the extraordinary write off of previously deferred financing fees.

In the six months ended June 30, 2000, infrequent and non-recurring items amounted to a net loss of $1.1 million after income tax and minority interest and primarily consisted of duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on asset sales, including Trip.com and the partial interest in III and the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount. In the six months ended June 30, 1999, infrequent and non-recurring items amounted to a net gain of $197.0 million and primarily consisted of gains on sales of U.S. community newspapers and a gain resulting from the issuance of Partnership units for several Canadian newspapers.

In addition, Community Group operations sold during 1999, contributed $2.3 million to operating revenue, $0.2 million to operating income and $0.1 million to net earnings in the second quarter of 1999 and $18.3 million to operating revenue, $1.5 million to operating income and $0.9 million to net earnings in the six months ended June 30, 1999.

Net earnings from comparable operations, which excludes infrequent and non-recurring items and also excludes net earnings from divested properties and assumes all instruments are dilutive, amounted to $18.8 million in second quarter 2000 or $0.17 per diluted share compared with $23.2 million or $0.20 per diluted share in 1999. Included in these second quarter earnings is a net loss from internet operations of $8.0 million in 2000 or $(0.07)per diluted share compared to a net loss from internet operations of $1.2 million or $(0.01) per diluted share in 1999. Net earnings from comparable operations amounted to $34.0 million in the six months ended June 30, 2000 or $0.30 per diluted share compared with $40.2 million or $0.33 per diluted share in 1999. Included in these six month earnings is a net loss from internet operations of $11.2 million in 2000 or $(0.09) per diluted share compared to a net loss from internet operations of $2.1 million or $(0.02) per diluted share in 1999.

Operating revenue for the second quarter of 2000 was $574.1 compared with $546.4 million in 1999, an increase of 5.1%. Operating revenue from comparable operations for the second quarter of 2000 was $574.1 million compared with $544.1 million in 1999, an increase of 5.5%. Operating revenue for the six months ended June 30, 2000 was $1,123.3 million compared with $1,071.1 million in 1999, an increase of 4.9%. Operating revenue from comparable operations for the six months ended June 30, 2000 was $1,123.3 million compared with $1,052.9 million in 1999, an increase of 6.7%.

Operating income in the second quarter of 2000 was $71.7 million compared with $67.1 million in 1999, an increase of 6.9%. Operating income from comparable operations in the second quarter of 2000 was $73.5 million compared with $67.4 million in 1999, an increase of 9.1%. Operating income for the six months ended June 30, 2000 was $133.0 million compared with $125.3 million in 1999, an increase of 6.1%. Operating income from comparable operations for the six months ended June 30, 2000 was $137.4 million compared with $124.7 million in 1999, an increase of 10.2%.

Interest expense for the second quarter 2000 was $36.8 million compared with $32.9 million in 1999, an increase of $3.9 million. For the six months ended June 30, 2000 interest expense was $71.8 million compared with $64.5 million in 1999, an increase of $7.3 million. These increases result from both increased interest rates and an increase in debt levels and in the second quarter, the impact of expensing rather than capitalizing interest costs related to the new Chicago plant.

Other income (expense) in the second quarter 2000 was a net expense of $4.1 million and included losses from equity accounted companies, foreign currency losses and gains on asset sales. Other income in the second quarter of 1999 amounted to $101.1 million and included a gain on sale of U.S. community newspapers and a gain resulting from the issuance of Partnership units for several Canadian newspapers. Other income for the six months ended June 30, 2000 was $21.0 million and included gains on asset sales, losses from equity accounted companies and foreign currency losses. Other income for the six months ended June 30, 1999 was $329.5 million and included gains on sales of U.S. community newspapers and a gain resulting from the issuance of Partnership units for several Canadian newspapers.

Minority interest in the second quarter 2000 was $14.2 million compared with $1.7 million in 1999. Minority interest in 2000 represents the minority’s share of Hollinger L.P. and also includes $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount. Minority interest in 1999 represents the minority’s share of

Hollinger L.P. for May and June and the minority’s share of net earnings of Southam prior to the Company acquiring the remaining minority shares of Southam in January and February 1999.

	Three months Ended June 30,		Six months Ended June 30,

	2000	1999	2000	1999

	(dollar amounts in thousands)		(dollar amounts in thousands)
Operating revenues:

Chicago Group	$101,168	$101,704	$194,261	$192,660

Community Group	21,745	22,033	41,615	55,175

U.K. Newspaper Group	144,266	136,887	300,847	279,708

Canadian Newspaper Group	306,936	285,766	586,616	543,549

Total operating revenue	$574,115	$546,390	$1,123,339	$1,071,092

Operating income, excluding infrequent items:

Chicago Group	$12,708	$13,931	$20,599	$22,012

Community Group	2,722	2,769	3,723	5,162

U.K. Newspaper Group	22,962	16,998	56,179	46,078

Canadian Newspaper Group	35,067	33,950	56,854	52,961

Total operating income, excluding infrequent items	$73,459	$67,648	$137,355	$126,213

EBITDA

Chicago Group	$17,808	$18,767	$30,912	$31,712

Community Group	4,552	4,947	7,614	10,467

U.K. Newspaper Group	27,363	21,823	65,244	55,745

Canadian Newspaper Group	55,240	53,089	97,397	90,252

Total EBITDA	$104,963	$98,626	$201,167	$188,176

Operating revenues:

Chicago Group	17.6%	18.6%	17.3%	18.0%

Community Group	3.8%	4.0%	3.7%	5.2%

U.K. Newspaper Group	25.1%	25.1%	26.8%	26.1%

Canadian Newspaper Group	53.5%	52.3%	52.2%	50.7%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income, excluding infrequent items:

Chicago Group	17.3%	20.6%	15.0%	17.4%

Community Group	3.7%	4.1%	2.7%	4.1%

U.K. Newspaper Group	31.3%	25.1%	40.9%	36.5%

Canadian Newspaper Group	47.7%	50.2%	41.4%	42.0%

Total operating income, excluding infrequent items	100.0%	100.0%	100.0%	100.0%

EBITDA:

Chicago Group	17.0%	19.0%	15.4%	16.8%

Community Group	4.3%	5.0%	3.8%	5.6%

U.K. Newspaper Group	26.1%	22.2%	32.4%	29.6%

Canadian Newspaper Group	52.6%	53.8%	48.4%	48.0%

Total EBITDA	100.0%	100.0%	100.0%	100.0%

EBITDA Margin:

Chicago Group	17.6%	18.5%	15.9%	16.5%

Community Group	20.9%	22.5%	18.3%	19.0%

U.K. Newspaper Group	19.0%	15.9%	21.7%	19.9%

Canadian Newspaper Group	18.0%	18.6%	16.6%	16.6%

Total EBITDA Margin	18.3%	18.1%	17.9%	17.6%

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

	(dollar amounts in thousands)		(dollar amounts in thousands)
Chicago Group

Operating revenue

Advertising	$77,235	$77,059	$146,700	$144,288

Circulation	19,788	20,701	39,858	40,672

Job printing and other	4,145	3,944	7,703	7,700

Total operating revenue	101,168	101,704	194,261	192,660

Operating costs

Newsprint	16,615	17,623	31,439	34,232

Compensation costs	37,250	37,141	74,885	73,391

Other operating costs	29,495	28,173	57,025	53,325

Depreciation	2,230	2,194	4,400	4,472

Amortization	2,870	2,642	5,913	5,228

Total operating costs	88,460	87,773	173,662	170,648

Operating income, excluding infrequent items	$12,708	$13,931	$20,599	$22,012

Community Group
Operating revenue

Advertising	$12,851	$13,051	$24,281	$33,068

Circulation	5,773	5,840	11,683	14,893

Job printing and other	3,121	3,142	5,651	7,214

Total operating revenue	21,745	22,033	41,615	55,175

Operating costs

Newsprint	1,792	1,909	3,664	5,657

Compensation costs	7,773	8,289	15,371	20,832

Other operating costs	7,628	6,888	14,966	18,219

Depreciation	832	925	1,701	2,312

Amortization	998	1,253	2,190	2,993

Total operating costs	19,023	19,264	37,892	50,013

Operating income, excluding infrequent items	$2,722	$2,769	$3,723	$5,162

U.K. Newspaper Group
Operating revenue

Advertising	$100,600	$90,764	$211,998	$187,529

Circulation	36,280	39,665	74,818	79,412

Job printing and other	7,386	6,458	14,031	12,767

Total operating revenue	144,266	136,887	300,847	279,708

Operating costs

Newsprint	23,001	24,577	48,371	49,262

Compensation costs	24,991	22,197	49,112	44,683

Other operating costs	68,911	68,290	138,120	130,018

Depreciation	1,929	2,237	3,998	4,444

Amortization	2,472	2,588	5,067	5,223

Total operating costs	121,304	119,889	244,668	233,630

Operating income, excluding infrequent items	$22,962	$16,998	$56,179	$46,078

Canadian Newspaper Group
Operating revenue

Advertising	$236,327	$216,730	$447,211	$406,786

Circulation	55,551	55,804	112,075	110,066

Job printing and other	15,058	13,232	27,330	26,697

Total operating revenue	306,936	285,766	586,616	543,549

Operating costs

Newsprint	38,488	33,778	73,580	68,424

Compensation costs	108,288	105,643	214,744	206,551

Other operating costs	104,920	93,256	200,895	178,322

Depreciation	11,281	10,256	22,606	20,473

Amortization	8,892	8,883	17,937	16,818

Total operating costs	271,869	251,816	529,762	490,588

Operating income, excluding infrequent items	$35,067	$33,950	$56,854	$52,961

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

	(dollar amounts in thousands)		(dollar amounts in thousands)
Chicago Group Operating revenue Advertising	76.3%	75.8%	75.5%	74.9%

Circulation	19.6%	20.3%	20.5%	21.1%

Job printing and other	4.1%	3.9%	4.0%	4.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	16.4%	17.3%	16.2%	17.8%

Compensation costs	36.8%	36.5%	38.5%	38.1%

Other operating costs	29.2%	27.7%	29.4%	27.7%

Depreciation	2.2%	2.2%	2.3%	2.3%

Amortization	2.8%	2.6%	3.0%	2.7%

Total operating costs	87.4%	86.3%	89.4%	88.6%

Operating income, excluding infrequent items	12.6%	13.7%	10.6%	11.4%

Community Group Operating revenue Advertising	59.1%	59.2%	58.3%	59.9%

Circulation	26.5%	26.5%	28.1%	27.0%

Job printing and other	14.4%	14.3%	13.6%	13.1%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	8.2%	8.7%	8.8%	10.3%

Compensation costs	35.8%	37.6%	37.0%	37.8%

Other operating costs	35.1%	31.3%	36.0%	33.0%

Depreciation	3.8%	4.2%	4.1%	4.2%

Amortization	4.6%	5.7%	5.2%	5.4%

Total operating costs	87.5%	87.5%	91.1%	90.7%

Operating income, excluding infrequent items	12.5%	12.5%	8.9%	9.3%

U.K. Newspaper Group Operating revenue Advertising	69.8%	66.3%	70.4%	67.0%

Circulation	25.1%	29.0%	24.9%	28.4%

Job printing and other	5.1%	4.7%	4.7%	4.6%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	15.9%	18.0%	16.1%	17.6%

Compensation costs	17.3%	16.2%	16.3%	16.0%

Other operating costs	47.8%	49.9%	45.9%	46.5%

Depreciation	1.4%	1.6%	1.3%	1.6%

Amortization	1.7%	1.9%	1.7%	1.9%

Total operating costs	84.1%	87.6%	81.3%	83.6%

Operating income, excluding infrequent items	15.9%	12.4%	18.7%	16.4%

Canadian Newspaper Group Operating revenue Advertising	77.0%	75.9%	76.2%	74.8%

Circulation	18.1%	19.5%	19.1%	20.3%

Job printing and other	4.9%	4.6%	4.7%	4.9%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	12.5%	11.8%	12.5%	12.6%

Compensation costs	35.3%	37.0%	36.7%	38.0%

Other operating costs	34.2%	32.6%	34.2%	32.8%

Depreciation	3.7%	3.6%	3.8%	3.8%

Amortization	2.9%	3.1%	3.1%	3.1%

Total operating costs	88.6%	88.1%	90.3%	90.3%

Operating income, excluding infrequent items	11.4%	11.9%	9.7%	9.7%

GROUP OPERATING RESULTS

Chicago Group

Revenue for the Chicago Group was $101.2 million for the second quarter of 2000 compared with $101.7 million in 1999. Revenue for the six months ended June 30, 2000 was $194.3 million compared with $192.7 million in 1999. Advertising revenue for the second quarter 2000 increased marginally to $77.2 million in 2000 from $77.1 million in 1999 and for the six months ended June 30, 2000 increased to $146.7 million from $144.3 million, an increase of 1.7%. Retail advertising was down slightly in the second quarter compared with 1999 as a result of store closings and bankruptcies which have impacted the entire Chicago market. Classified advertising in the second quarter was also down slightly, however general advertising had a strong quarter.

Circulation revenue in the second quarter 2000 was $19.8 million, down $0.9 million or 4.4% from 1999. In the six months ended June 30, 2000 circulation revenue was $39.9 million, down $0.8 million or 2.0% from 1999. Although circulation revenue declined compared with 1999, average daily ABC circulation was up as of the end of June 2000 compared with June 1999.

EBITDA excluding infrequent items in the second quarter of 2000 was $17.8 million compared with $18.8 million in 1999, a decrease of $1.0 million or 5.3%. For the six months ended June 30, 2000 EBITDA was $30.9 million compared with $31.7 million in 1999, a decrease of $0.8 million or 2.5%. Operating income, excluding infrequent items, for the second quarter of 2000 decreased $1.2 million or 8.8% and for the six months ended June 30, 2000 decreased $1.4 million or 6.4%.

EBITDA for the second quarter 2000 included $0.6 million loss from internet operations compared with a loss of $0.2 million in 1999. The EBITDA loss from internet operations for the six months ended June 30, 2000 was $1.4 million compared with $0.3 million loss in 1999.

The decreases in both EBITDA and operating income in both the second quarter 2000 and six months ended June 30, 2000 compared with 1999 primarily result from virtually flat operating revenue and increased losses from internet operations.

Community Group

The overall decrease in Community Group operating revenues, EBITDA and operating income, in the six months ended June 30, 2000 is due to the sale in 1999 of Community Group properties. Revenue and EBITDA attributable to the newspapers sold were $2.3 million and $0.4 million respectively in the second quarter 1999 and $18.2 million and $3.3 million respectively in the six months ended June 30, 1999. For properties owned in both years Community Group revenues and EBITDA were $21.7 million and $4.6 million in the second quarter 2000 compared with $19.7 million and $4.5 million in 1999 and for the six months ended June 30, 2000 were $41.6 million and $7.6 million compared with $37.0 million and $7.2 million in 1999.

U.K. Newspaper Group

Second quarter operating revenue for the U.K. Newspaper Group was $144.3 million in 2000 compared with $136.9 million in 1999. Operating revenue for the six months ended June 30, 2000 was $300.8 million compared with $279.7 million in 1999. In pounds sterling, operating revenue for the second quarter of 2000 increased 10.6% and for the six months ended June 30, 2000 increased 10.9% from 1999.

Revenue growth was primarily driven by advertising which increased, in pounds sterling, 16.1% for the quarter and 16.6% for the six months ended June 30. The Telegraph saw improvement in all categories. Display advertising increased 18.7% in the second quarter 2000 and 21.0% in the six months ended June 30, 2000 compared with 1999. The growth in display advertising included a 41.5% increase in financial advertising in the second quarter and 37.8% growth in the six months ended June 30, 2000 compared with 1999. Classified advertising grew 17.3% over the second quarter of 1999 primarily driven by recruitment advertising growth of 20.4%

EBITDA excluding infrequent items, when expressed in pounds sterling, for the second quarter 2000 was £17.9 million compared with £13.6 million in 1999, an increase of 31.6%. For the six months ended June 30, 2000, EBITDA excluding infrequent items was £41.4 million compared with £34.4 million in 1999, an increase of 20.3%. After currency conversion, EBITDA excluding infrequent items, was $27.4 million in the second quarter 2000 compared with $21.8 million in 1999, an increase of 25.7% and was $65.2 million in the six months ended June 30, 2000 compared with $55.7 million in 1999, an increase of 17.1%.

The increase in EBITDA excluding infrequent items, is primarily the result of the growth in advertising revenue partly offset by higher compensation and other costs related to increased internet activity. The loss from internet operations was $1.4 million in the second quarter 2000 compared with $0.2 million in 1999 and was $1.5 million in the six months ended June 30, 2000 compared with $0.3 million in 1999.

Newsprint prices in pounds sterling were about 4% lower in the second quarter of 2000 and 4% lower in the six months ended June 30, 2000 compared with 1999.

Canadian Newspaper Group

Second quarter operating revenue for the Canadian Newspaper Group was $306.9 million compared with $285.8 million in 1999. Operating revenue for the six months ended June 30, 2000 was $586.6 million compared with $543.5 million in 1999. In Canadian dollars, operating revenue for the second quarter 2000 increased 7.3% and for the six months ended June 30, 2000 increased 7.9% over 1999.

EBITDA and operating income, both excluding infrequent items, were $55.2 million and $35.1 million in second quarter 2000 compared with $53.1 million and $34.0 million in 1999, increases of 4.0% and 3.2%, respectively. In the six months ended June 30, 2000 EBITDA and operating income, both excluding infrequent items, were $97.4 million and $56.9 million compared with $90.3 million and $53.0 million in 1999, increases of 7.9% and 7.4%, respectively.

The increased operating revenue, EBITDA and operating income excluding infrequent items is largely the result of improved operating results at the National Post partly offset by increased losses from internet operations.

National Post revenue grew to $22.9 million in the second quarter from $16.6 million in 1999, a 38% improvement. This growth was primarily driven by increased advertising revenue, but circulation revenues also improved over 1999. National Post EBITDA loss for second quarter 2000 was $7.1 million, a $4.8 million improvement over the $11.9 million EBITDA loss in 1999. For the six months ended June 30, 2000, National Post EBITDA loss improved $8.8 million over the EBITDA loss in 1999.

The EBITDA loss from internet operations was $7.1 million in the second quarter 2000 compared with $1.5 million in 1999 and was $10.2 million in the six months ended June 30, 2000 compared with $2.9 million in 1999.

EBITDA excluding infrequent items, operating results of the National Post and internet operations was $69.4 million for the second quarter 2000 compared with $66.5 million in 1999 and was $122.3 million for the six months ended June 30, 2000 compared with $116.7 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At June 30, 2000, there was a working capital deficiency of $59.6 million compared to a deficiency of $113.1 million at December 31, 1999. Current assets were $470.5 million at June 30, 2000 compared with $417.0 million at December 31, 1999. Current liabilities, excluding debt obligations, were $524.4 million at June 30, 2000, compared with $489.4 million at December 31, 1999. The increase in current liabilities primarily results from the liability at June 30, 2000 of $58.2 million for the redemption of HCPH Special shares.

Debt

Long-term debt, including the current portion, was $1.72 billion at June 30, 2000 compared with $1.65 billion at December 31, 1999.

Bank Credit Facility

In June 2000, Hollinger International Publishing Inc., HCPH, The Telegraph Group Limited, Southam, HIF and a group of financial institutions increased the term loan component of the Fourth Amended and Restated Credit Facility (Restated Credit Facility) by $100.0 million. This additional term loan matures on September 30, 2005 and bears interest at the option of the respective borrowers, at a rate per annum tied to specified floating rates on a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

The Restated Credit Facility now totals $975.0 million consisting of a $575.0 million revolving credit line maturing on September 30, 2004, a $300.0 million term loan maturing December 31, 2004 and a $100.0 million term loan maturing September 30, 2005.

EBITDA

EBITDA, which represents the Company’s earnings before interest expense, amortization of debt issue costs, interest income, income taxes, depreciation and amortization, minority interest and other income was $103.3 million for the second quarter of 2000 compared with $98.1 million for the second quarter 1999 and $196.8 million for the six months ended June 30, 2000 compared to

$187.3 million in 1999. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net earnings, but have not affected EBITDA.

Cash Flows

Cash flows from operating activities were $43.2 million for the six months ended June 30, 2000, compared with $17.3 million in 1999.

Cash flows used in investing activities were $33.2 million in 2000 and cash flows provided by investing activities were $2.6 million in 1999. Large cash inflows in 1999 from the sale of community newspapers were offset by the acquisition of the remaining interest in Southam.

Cash flows provided by financing activities were $21.5 million in 2000, compared with $1.4 million in 1999.

Capital Expenditures and Acquisition Financing

The Chicago Group, Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Bank Credit Facilities.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of June 30, 2000, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments was approximately $328.6 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to June 30, 2000: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) one third of Publishing’s share of net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; and (iv) $270 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

Other

Certain of the statements in this Form 10-Q may be deemed to be “forward looking” statements. Refer to the Company’s Annual Report on Form 10-K for a discussion of factors that may affect such statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      Newsprint Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $157.1 million in 2000 and $157.6 million in 1999. Management believes that while newsprint prices could continue to show wide price variations in the future, they will be more stable than they were a few years ago. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the six months ended June 30, 2000 and based on properties and ownership levels at June 30, 2000, a change in the price of newsprint of $50 per ton would increase or decrease year to date net earnings by about $8.7 million.

      Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

      Interest Rates The Company has significant debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at June 30, 2000 which is subject to floating interest rates and June 30, 2000 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company’s year to date net earnings by approximately $2.6 million. The Company had $1.72 billion of interest bearing debt at June 30, 2000 of which approximately 50% was floating rate.

      Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on year to date 2000 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported year to date net earnings:

	Actual Average
	2000 Rate	Increase/Decrease

United Kingdom	$1.57/£	$928,000

Canada	$0.68/Cdn.$	$1,247,000

      Electronic Media Management holds the view that newspapers will continue to be an important business segment. Among educated and affluent people, indications are that strong newspaper readership will continue. In fact, it is possible that readership will increase as the population ages.

Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet’s potential combined with a strong newspapers franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint form. The concern most frequently expressed regarding the commercial viability of newspapers is that they will lose their classified advertising revenue. We have put our classified advertising on the Internet and linked this with other newspapers to make regional or national networks.

PART II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2000, the Company’s annual meeting of stockholders was held. At the meeting the following persons were elected to serve as directors for a one year term: Dwayne O Andreas, Conrad M. Black, Barbara Amiel-Black, Richard R. Burt, Raymond G. Chambers, Daniel W. Colson, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Richard N. Perle, F. David Radler, Robert S. Strauss, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld, Leslie H. Wexner. The voting for the directors was as follows: For- 225,649,187 and Withheld- 93,397.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27. Financial Data Schedule

(b) Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: August 11, 2000

By: /S/ Cindy Horowitz Cindy Horowitz Executive Vice President and Chief Financial Officer