Form 10-Q
period 2000-09-30
HOLLINGER INTERNATIONAL INC
filed 2000-11-14
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes     x         No

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2000
Class A Common Stock par value $.01 per share	84,147,169 shares

Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2000 and September 30, 1999
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2000	1999	2000	1999

Operating revenues:

Advertising	$373,732	$352,565	$1,203,922	$1,124,236

Circulation	118,444	120,256	356,878	365,299

Job printing	14,169	10,635	44,354	41,264

Other	11,129	15,759	35,659	39,508

Total operating revenues	517,474	499,215	1,640,813	1,570,307

Operating costs and expenses:

Newsprint	76,517	76,699	233,571	234,274

Compensation costs	172,449	171,943	526,561	517,400

Stock-based compensation	1,652	—	1,652	—

Other operating costs	198,837	201,420	609,843	581,304

Infrequent items	1,109	462	5,439	1,327

Depreciation	16,262	15,641	48,967	47,342

Amortization	15,630	15,078	46,737	45,340

Total operating costs and expenses	482,456	481,243	1,472,770	1,426,987

Operating income	35,018	17,972	168,043	143,320

Other income (expense):

Interest expense	(40,384)	(32,790)	(112,142)	(97,332)

Amortization of debt issue costs	(2,622)	(2,669)	(7,781)	(7,437)

Interest income	2,999	2,394	5,283	6,234

Other income (expense), net	6,035	13,928	27,066	343,407

Total other income (expense)	(33,972)	(19,137)	(87,574)	244,872

Earnings (loss) before income taxes, minority interest and extraordinary item	1,046	(1,165)	80,469	388,192

Provision for income taxes	2,769	(2,852)	32,628	141,650

Earnings (loss) before minority interest and extraordinary item	(1,723)	1,687	47,841	246,542

Minority interest	2,198	1,601	18,875	3,059

Earnings (loss) before extraordinary item	(3,921)	86	28,966	243,483

Extraordinary item from debt extinguishments	—	—	—	(5,183)

Net earnings (loss)	$(3,921)	$86	$28,966	$238,300

Basic earnings (loss) per share before extraordinary item	$(0.06)	$(0.02)	$0.22	$2.27

Diluted earnings (loss) per share before extraordinary item	$(0.06)	$(0.02)	$0.22	$2.02

Basic earnings (loss) per share	$(0.06)	$(0.02)	$0.22	$2.22

Diluted earnings (loss) per share	$(0.06)	$(0.02)	$0.22	$1.98

Weighted average shares outstanding-basic	98,705	101,851	98,594	104,241

Weighted average shares outstanding-diluted	98,705	101,851	102,943	120,242

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2000 and September 30, 1999
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2000	1999	2000	1999

Net earnings (loss)	$(3,921)	$86	$28,966	$238,300

Other comprehensive income (loss):

Unrealized gain on marketable securities	(3,906)	196	(1,860)	(2,200)

Foreign currency translation adjustment	(30,322)	22,844	(86,031)	31,178

Comprehensive income (loss)	$(38,149)	$23,126	$(58,925)	$267,278

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2000 and December 31, 1999
(Amounts in Thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$88,430	$39,903

Accounts receivable, net	327,764	334,383

Due from affiliates	38,053	—

Inventories	45,862	28,217

Other current assets	17,830	14,448

Total current assets	517,939	416,951

Investments	213,082	208,166

Property, plant and equipment, net of accumulated depreciation	693,396	711,627

Intangible assets, net of accumulated amortization	1,899,131	2,031,610

Deferred financing costs and other assets	121,017	134,670

	$3,444,565	$3,503,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$5,449	$40,695

Accounts payable and accrued expenses	338,486	348,591

Income taxes payable	43,547	61,259

Deferred revenue	87,006	79,521

Total current liabilities	474,488	530,066

Long-term debt, less current installments	1,809,282	1,613,241

Other long-term liabilities	275,598	288,000

Total liabilities	2,559,368	2,431,307

Minority interest	75,546	155,901

Redeemable preferred stock	13,023	13,591

Stockholders’ equity:

Convertible preferred stock	—	6,377

Class A common stock	1,058	998

Class B common stock	150	150

Additional paid-in capital	711,801	652,705

Accumulated other comprehensive income	(112,383)	(24,492)

Retained earnings	456,503	475,315

	1,057,129	1,111,053

Class A common stock in treasury, at cost	(249,770)	(147,955)

Issued shares in escrow	(10,731)	(60,873)

Total stockholders’ equity	796,628	902,225

	$3,444,565	$3,503,024

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2000 and September 30, 1999
(Amounts in Thousands)
(Unaudited)

	2000	1999

Cash Flows From Operating Activities:

Net earnings	$28,966	$238,300

Items not involving cash:

Depreciation and amortization	95,704	92,682

Amortization of debt issue costs	7,781	7,437

Minority interest	18,875	3,059

Gain on sale of assets	(42,650)	(335,117)

Other non-cash items	14,016	17,248

Changes in working capital net	(47,309)	5,174

Cash provided by operating activities	75,383	28,783

Cash Flows From Investing Activities:

Capital expenditures	(58,890)	(95,522)

Additions to investments	(57,976)	(403,302)

Acquisitions, net	(1,963)	(38,415)

Proceeds from disposal of investments	85,987	534,903

Other investing activities	(1,345)	(1,316)

Cash used in investing activities	(34,187)	(3,652)

Cash Flows From Financing Activities:

Proceeds from long-term debt	327,343	1,272,395

Repayments of long-term debt	(155,420)	(1,167,929)

Payment of debt issue costs	(3,085)	(36,218)

Repurchase of common shares	—	(112,255)

Redemption of preferred stock	—	(18,214)

Redemption of Special shares of subsidiary	(58,164)	—

Changes in amounts (due from) due to affiliates	(37,304)	34,831

Dividends to minority interests	(10,923)	(109,862)

Deemed dividend	—	(6,201)

Cash dividends paid	(47,779)	(49,454)

Issuance of Partnership units	—	154,648

Other financing activities	(4,379)	(5,601)

Cash provided by (used in) financing activities	10,289	(43,860)

Effect of exchange rate changes on cash	(2,958)	22,104

Net increase in cash	48,527	3,375
Cash at beginning of period	39,903	57,788

Cash at end of period	$88,430	$61,163

Cash paid for interest	$135,491	$127,952

Cash paid for taxes	$24,929	$134,810

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

Note 2 — Principles of Presentation and Consolidation

      The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at September 30, 2000 owned approximately 38.7% of the combined equity ownership interest and approximately 74.1% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) and the remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

      All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Note 3 — Earnings per share

      The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999, respectively:

	Three Months Ended September 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net earnings (loss)	$(3,921)

Deduct dividends:

Convertible preferred stock	(2,138)

Series E Preferred Stock	(128)

Basic EPS

Net income (loss) available to common stockholders	(6,187)	98,705	$(0.06)

Effect of dilutive securities None

Diluted EPS

Net income (loss) available to common stockholders and assumed conversions	$(6,187)	98,705	$(0.06)

	Three Months Ended September 30, 1999

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net earnings	$86

Deduct dividends:

Convertible preferred stock	(2,305)

Series E Preferred Stock	(131)

Basic EPS

Net income (loss) available to common stockholders	(2,350)	101,851	$(0.02)

Effect of dilutive securities None

Diluted EPS

Net income (loss) available to common stockholders and assumed conversions	$(2,350)	101,851	$(0.02)

	Nine Months Ended September 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net earnings	$28,966

Deduct dividends:

Convertible preferred stock	(6,412)

Series E Preferred Stock	(392)

Basic EPS

Net income available to common stockholders	22,162	98,594	$0.22

Effect of dilutive securities

HCPH Special shares	—	3,291

Stock options	—	1,058

Diluted EPS

Net income available to common stockholders and assumed conversions	$22,162	102,943	$0.22

	Nine Months Ended September 30, 1999

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net earnings	$238,300

Deduct dividends:

Convertible preferred stock	(6,915)

Series E Preferred Stock	(131)

Basic EPS

Net income available to common stockholders	231,254	104,241	$2.22

Effect of dilutive securities

Convertible preferred stock	6,915	8,778

Series E Preferred Stock	131	956

HCPH Special shares	—	5,501

Stock options	—	766

Diluted EPS

Net income available to common stockholders and assumed conversions	$238,300	120,242	$1.98

Note 4 — Segment Information

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. Southam, the Canadian Newspapers and the Hollinger L.P. make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:

	Three months ended September 30, 2000

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$96,863	$17,540	$128,845	$274,226	$517,474

Depreciation and amortization	$5,817	$1,598	$4,200	$20,277	$31,892

Operating income, excluding infrequent items and stock-based compensation	$7,473	$58	$12,755	$17,493	$37,779

Equity in earnings (loss) of affiliates	$(45)	$—	$(899)	$161	$(783)

	Nine months ended September 30, 2000

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$291,124	$59,155	$429,692	$860,842	$1,640,813

Depreciation and amortization	$16,130	$5,489	$13,265	$60,820	$95,704

Operating income, excluding infrequent items and stock-based compensation	$28,072	$3,781	$68,934	$74,347	$175,134

Equity in earnings (loss) of affiliates	$(135)	$—	$(4,289)	$515	$(3,909)

Total assets	$481,300	$147,831	$529,354	$2,060,936	$3,219,421

Capital expenditures	$20,626	$2,782	$9,928	$25,149	$58,485

	Three months ended September 30, 1999

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$96,479	$20,298	$127,434	$255,004	$499,215

Depreciation and amortization	$4,784	$1,893	$4,658	$19,384	$30,719

Operating income, excluding infrequent items and stock-based compensation	$8,941	$2,114	$5,919	$1,460	$18,434

Equity in earnings (loss) of affiliates	$(222)	$—	$(606)	$9	$(819)

	Nine months ended September 30, 1999

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$289,139	$75,473	$407,142	$798,553	$1,570,307

Depreciation and amortization	$14,484	$7,198	$14,326	$56,674	$92,682

Operating income, excluding infrequent items and stock-based compensation	$30,954	$7,275	$51,995	$54,423	$144,647

Equity in earnings (loss) of affiliates	$(434)	$—	$(606)	$412	$(628)

Total assets	$454,183	$162,033	$620,151	$2,094,701	$3,331,068

Capital expenditures	$33,882	$4,205	$3,025	$53,093	$94,205

Capital expenditures for the corporate entities were $405,000 and $1,317,000 for the nine months ended September 30, 2000 and 1999, respectively.

Reconciliation of segment assets to total assets:

	September 30,

	2000	1999

Segment assets	$3,219,421	3,331,068

Corporate assets	225,144	110,014

Total assets	$3,444,565	3,441,082

Note 5 — Stock-based Compensation

On March 31, 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” (FIN 44) which provided guidance on several implementation issues related to Accounting Principle Board Opinion No. 25. The most relevant to the Company was the clarification of the accounting for stock options that have been repriced. The Company adopted FIN 44 effective July 1, 2000.

In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44, these repriced options effectively change to a variable stock option award and are subject to compensation expense. Accordingly, the stock-based compensation expense determined for the three months ended September 30, 2000 amounted to $1,652,000 and has been charged against income.

Note 6 — Bank Credit Facility

In June 2000, Hollinger International Publishing Inc., Hollinger Canadian Publishing Holdings Inc. ("HCPH"), The Telegraph Group Limited, Southam, HIF and a group of financial institutions increased the term loan component of the Fourth Amended and Restated Credit Facility (Restated Credit Facility) by $100,000,000. This additional term loan matures on September 30, 2005 and bears interest at the option of the respective borrowers, at a rate per annum tied to specified floating rates on a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

The Restated Credit Facility now totals $975,000,000 consisting of a $575,000,000 revolving credit line maturing on September 30, 2004, a $300,000,000 term loan maturing December 31, 2004 and a $100,000,000 term loan maturing September 30, 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post-Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Company’s U.S. community newspapers and for reporting and administrative purposes, The Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of Southam Inc. (“Southam”), the Canadian Newspapers and the Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”).

      In April 2000, the Company announced a restructuring process whereby certain newspaper assets would be made available for sale, merger or affiliation.

      On July 31, 2000, the Company announced that an agreement had been entered into to sell to CanWest Global Communications Corp. (“CanWest”) for approximately $2.35 billion (Cdn $3.5 billion), subject to adjustments, the following Canadian Newspaper assets:

•	a 50% interest in the National Post, while continuing as managing partner;

•	all metropolitan and a large number of community newspapers in Canada (including the Ottawa Citizen, Vancouver Sun, the Province, the Calgary Herald, the Edmonton Journal, the Montreal Gazette, The Windsor Star, The Regina Leader Post, the Star Phoenix and The Victoria Times-Colonist);

•	the Southam Magazine and Information Group, and

•	certain operating Canadian Internet properties including canada.com.

      The purchase price will be payable as to approximately $470 million (Cdn$700 million) in shares of CanWest and as to the balance, 75% in cash and 25% in subordinated debentures of a senior company in the CanWest group. The sale is expected to be completed November 15, 2000.

      On August 2, 2000, the Company announced the sale of its remaining U.S. Community newspapers for approximately $215 million to four buyers: Bradford Publications Company, Newspapers Holdings, Inc. of Alabama, Paxton Media Group, Inc. and Forum Communications Company. These sales were all completed by October 31, 2000.

      On November 10, 2000, the Company announced the sale of UniMedia Company, which is part of the Canadian Newspaper Group, to Gesca Ltd., a subsidiary of Power Corporation of Canada. The publications being sold are French language newspapers and include 3 paid circulation dailies (Le Droit, Le Quotidien and Le Soleil) and 15 weekly newspapers published in Quebec and Ontario. This sale is expected to close in the fourth quarter of 2000.

CONSOLIDATED RESULTS OF OPERATIONS

Third quarter 2000 net loss was ($3.9) million or a loss of ($0.06) per share compared with net earnings of $0.1 million or a loss of ($0.02) per share in 1999. Net earnings for the nine months ended September 30, 2000 were $29.0 million or $0.22 per share compared with $238.3 million or $2.22 per share in 1999. Earnings before extraordinary items for the nine months ended September 30, 1999 were $243.5 million or $2.27 per share. The extraordinary item in 1999 represented the write-off of previously deferred financing fees related to the early retirement of a Bank Credit Facility. There were no extraordinary items in 2000.

There were a number of infrequent and non-recurring items affecting the results of both years. In the third quarter of 2000 infrequent and non-recurring items amounted to a net loss of $0.7 million after income tax and minority interest and primarily consisted of duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on asset sales, equity loss at Interactive Investor International (III) and stock-based compensation. In the third quarter of 1999, infrequent and non-recurring items amounted to a net gain of $11.6 million after income tax and minority interest. These primarily consisted of gains on sale of assets and a gain resulting from the issuance of Partnership units for several Canadian Newspapers.

In the nine months ended September 30, 2000, infrequent and non-recurring items amounted to a net loss of $1.8 million after income tax and minority interest and primarily consisted of duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on asset sales, including Trip.com and the partial interest in III, the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount and stock-based compensation. In the nine months ended September 30, 1999, infrequent and non-recurring items amounted to a net gain of $208.6 million and primarily consisted of gains on sales of U.S. community newspapers and a gain resulting from the issuance of Partnership units for several Canadian newspapers.

In the third quarter 2000 stock-based compensation expense amounted to $1.7 million and related to the 1999 repricing of stock options originally issued by the Company in 1998. The expense was determined in accordance with FIN 44 which the Company adopted on July 1, 2000.

Net loss from comparable operations, which excludes infrequent and non-recurring items and assumes all instruments are dilutive, amounted to ($3.2) million in third quarter 2000 or ($0.03) loss per diluted share compared with a loss of ($11.5) million or ($0.10 ) loss per diluted share in 1999. Included in these third quarter losses is a net loss from Internet operations of $6.2 million in 2000 or ($0.06) per diluted share compared to a net loss from Internet operations of $2.3 million or ($0.02) per diluted share in 1999. Net earnings from comparable operations amounted to $30.7 million in the nine months ended September 30, 2000 or $0.27 per diluted share compared with $29.7 million or $0.25 per diluted share in 1999. Included in these nine month earnings is a net loss from Internet operations of $17.9 million in 2000 or ($0.16) loss per diluted share compared to a net loss from Internet operations of $4.4 million or ($0.04) loss per diluted share in 1999.

Operating revenue for the third quarter of 2000 was $517.5 compared with $499.2 million in 1999, an increase of 3.7%. Operating revenue for the nine months ended September 30, 2000 was $1,640.8 million compared with $1,570.3 million in 1999, an increase of 4.5%.

Operating income in the third quarter of 2000 was $35.0 million compared with $18.0 million in 1999, an increase of 94.4%. Operating income from comparable operations in the third quarter of 2000 was $37.8 million compared with $18.4 million in 1999, an increase of 104.9%. Operating income for the nine months ended September 30, 2000 was $168.0 million compared with $143.3 million in 1999, an increase of 17.3%. Operating income from comparable operations for the nine months ended September 30, 2000 was $175.1 million compared with $144.6 million in 1999, an increase of 21.1%.

Interest expense for the third quarter 2000 was $40.4 million compared with $32.8 million in 1999, an increase of $7.6 million. For the nine months ended September 30, 2000 interest expense was $112.1 million compared with $97.3 million in 1999, an increase of $14.8 million. These increases result from increased interest rates, an increase in debt levels and the impact of expensing rather than capitalizing interest costs related to the new Chicago plant.

Other income in the third quarter 2000 totalled $6.0 million and included gains on asset sales, losses from equity accounted companies and foreign currency losses. Other income in the third quarter of 1999 amounted to $13.9 million and primarily included gains on sales of U.S. community newspapers and a gain resulting from the issuance of Partnership units for several Canadian newspapers. Other income for the nine months ended September 30, 2000 was $27.1 million and included gains on asset sales, losses from equity accounted companies and foreign currency losses. Other income for the nine months ended September 30, 1999 was $343.4 million and included gains on sales of U.S. community newspapers and a gain resulting from the issuance of Partnership units for several Canadian newspapers.

Minority interest in the nine months ended September 30, 2000 was $18.9 million compared with $3.1 million in 1999. Minority interest in 2000 primarily represents the minority’s share of Hollinger L.P. and also includes $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount. Minority interest in 1999 represents the minority’s share of Hollinger L.P. for May to September and the minority’s share of net earnings of Southam prior to the Company acquiring the remaining minority share of Southam in January and February 1999.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(dollar amounts in thousands)		(dollar amounts in thousands)
Operating revenues:

Chicago Group	$96,863	$96,479	$291,124	$289,139

Community Group	17,540	20,298	59,155	75,473

U.K. Newspaper Group	128,845	127,434	429,692	407,142

Canadian Newspaper Group	274,226	255,004	860,842	798,553

Total operating revenue	$517,474	$499,215	$1,640,813	$1,570,307

Operating income, excluding infrequent items and stock-based compensation:

Chicago Group	$7,473	$8,941	$28,072	$30,954

Community Group	58	2,114	3,781	7,275

U.K. Newspaper Group	12,755	5,919	68,934	51,995

Canadian Newspaper Group	17,493	1,460	74,347	54,423

Total operating income, excluding infrequent items and stock-based compensation	$37,779	$18,434	$175,134	$144,647

EBITDA:

Chicago Group	$13,290	$13,725	$44,202	$45,438

Community Group	1,656	4,007	9,270	14,473

U.K. Newspaper Group	16,955	10,577	82,199	66,321

Canadian Newspaper Group	37,770	20,844	135,167	111,097

Total EBITDA	$69,671	$49,153	$270,838	$237,329

Operating revenues:

Chicago Group	18.7%	19.3%	17.7%	18.4%

Community Group	3.4%	4.1%	3.6%	4.8%

U.K. Newspaper Group	24.9%	25.5%	26.2%	25.9%

Canadian Newspaper Group	53.0%	51.1%	52.5%	50.9%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income, excluding infrequent items and stock-based compensation:

Chicago Group	19.8%	48.5%	16.0%	21.4%

Community Group	0.2%	11.5%	2.2%	5.0%

U.K. Newspaper Group	33.8%	32.1%	39.4%	36.0%

Canadian Newspaper Group	46.2%	7.9%	42.4%	37.6%

Total operating income, excluding infrequent items and stock-based compensation	100.0%	100.0%	100.0%	100.0%

EBITDA:

Chicago Group	19.1%	27.9%	16.3%	19.2%

Community Group	2.4%	8.2%	3.4%	6.1%

U.K. Newspaper Group	24.3%	21.5%	30.3%	27.9%

Canadian Newspaper Group	54.2%	42.4%	50.0%	46.8%

Total EBITDA	100.0%	100.0%	100.0%	100.0%

EBITDA Margin:

Chicago Group	13.7%	14.2%	15.2%	15.7%

Community Group	9.4%	19.7%	15.7%	19.2%

U.K. Newspaper Group	13.2%	8.3%	19.1%	16.3%

Canadian Newspaper Group	13.8%	8.2%	15.7%	13.9%

Total EBITDA Margin	13.5%	9.8%	16.5%	15.1%

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(dollar amounts in thousands)		(dollar amounts in thousands)
Chicago Group Operating revenue Advertising	$73,270	$72,509	$219,970	$216,797

Circulation	19,528	20,128	59,386	60,800

Job printing and other	4,065	3,842	11,768	11,542

Total operating revenue	96,863	96,479	291,124	289,139

Operating costs Newsprint	16,460	15,807	47,899	50,039

Compensation costs	35,730	37,385	110,615	110,776

Other operating costs	31,383	29,562	88,408	82,886

Depreciation	2,192	2,202	6,592	6,674

Amortization	3,625	2,582	9,538	7,810

Total operating costs	89,390	87,538	263,052	258,185

Operating income, excluding infrequent items and stock-based compensation	$7,473	$8,941	$28,072	$30,954

Community Group Operating revenue Advertising	$10,275	$11,926	$34,556	$44,994

Circulation	4,929	5,898	16,612	20,791

Job printing and other	2,336	2,474	7,987	9,688

Total operating revenue	17,540	20,298	59,155	75,473

Operating costs Newsprint	1,657	1,895	5,321	7,552

Compensation costs	6,625	7,319	21,996	28,151

Other operating costs	7,602	7,077	22,568	25,297

Depreciation	847	809	2,548	3,121

Amortization	751	1,084	2,941	4,077

Total operating costs	17,482	18,184	55,374	68,198

Operating income, excluding infrequent items and stock-based compensation	$58	$2,114	$3,781	$7,275

U.K. Newspaper Group Operating revenue Advertising	$84,821	$81,604	$296,819	$269,133

Circulation	37,430	39,363	112,248	118,775

Job printing and other	6,594	6,467	20,625	19,234

Total operating revenue	128,845	127,434	429,692	407,142

Operating costs Newsprint	21,867	23,466	70,238	72,728

Compensation costs	23,121	22,660	72,233	67,343

Other operating costs	66,902	70,731	205,022	200,750

Depreciation	1,814	2,075	5,812	6,520

Amortization	2,386	2,583	7,453	7,806

Total operating costs	116,090	121,515	360,758	355,147

Operating income, excluding infrequent items and stock-based compensation	$12,755	$5,919	$68,934	$51,995

Canadian Newspaper Group Operating revenue Advertising	$205,366	$186,526	$652,577	$593,312

Circulation	56,557	54,867	168,632	164,933

Job printing and other	12,303	13,611	39,633	40,308

Total operating revenue	274,226	255,004	860,842	798,553

Operating costs Newsprint	36,533	35,531	110,113	103,955

Compensation costs	106,973	104,579	321,717	311,130

Other operating costs	92,950	94,050	293,845	272,371

Depreciation	11,409	10,555	34,015	31,027

Amortization	8,868	8,829	26,805	25,647

Total operating costs	256,733	253,544	786,495	744,130

Operating income, excluding infrequent items and stock-based compensation	$17,493	$1,460	$74,347	$54,423

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	Percentage	Percentage	Percentage	Percentage

Chicago Group

Operating revenue Advertising	75.6%	75.2%	75.6%	75.0%

Circulation	20.2%	20.9%	20.4%	21.0%

Job printing and other	4.2%	3.9%	4.0%	4.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	17.0%	16.4%	16.5%	17.3%

Compensation costs	36.9%	38.7%	38.0%	38.3%

Other operating costs	32.4%	30.6%	30.4%	28.7%

Depreciation	2.3%	2.3%	2.2%	2.3%

Amortization	3.7%	2.7%	3.3%	2.7%

Total operating costs	92.3%	90.7%	90.4%	89.3%

Operating income, excluding infrequent items and stock-based compensation	7.7%	9.3%	9.6%	10.7%

Community Group

Operating revenue Advertising	58.6%	58.7%	58.4%	59.7%

Circulation	28.1%	29.1%	28.1%	27.5%

Job printing and other	13.3%	12.2%	13.5%	12.8%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	9.4%	9.3%	9.0%	10.0%

Compensation costs	37.9%	36.1%	37.2%	37.3%

Other operating costs	43.3%	34.9%	38.2%	33.5%

Depreciation	4.8%	4.0%	4.3%	4.1%

Amortization	4.3%	5.3%	4.9%	5.4%

Total operating costs	99.7%	89.6%	93.6%	90.3%

Operating income, excluding infrequent items and stock-based compensation	0.3%	10.4%	6.4%	9.7%

U.K. Newspaper Group

Operating revenue Advertising	65.8%	64.0%	69.1%	66.1%

Circulation	29.1%	30.9%	26.1%	29.2%

Job printing and other	5.1%	5.1%	4.8%	4.7%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	17.0%	18.4%	16.3%	17.9%

Compensation costs	17.9%	17.8%	16.8%	16.5%

Other operating costs	51.9%	55.5%	47.8%	49.3%

Depreciation	1.4%	1.7%	1.4%	1.6%

Amortization	1.9%	2.0%	1.7%	1.9%

Total operating costs	90.1%	95.4%	84.0%	87.2%

Operating income, excluding infrequent items and stock-based compensation	9.9%	4.6%	16.0%	12.8%

Canadian Newspaper Group

Operating revenue Advertising	74.9%	73.2%	75.8%	74.3%

Circulation	20.6%	21.5%	19.6%	20.7%

Job printing and other	4.5%	5.3%	4.6%	5.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	13.3%	13.9%	12.8%	13.0%

Compensation costs	39.0%	41.0%	37.4%	39.0%

Other operating costs	33.9%	36.9%	34.1%	34.1%

Depreciation	4.2%	4.1%	4.0%	3.9%

Amortization	3.2%	3.5%	3.1%	3.2%

Total operating costs	93.6%	99.4%	91.4%	93.2%

Operating income, excluding infrequent items and stock-based compensation	6.4%	0.6%	8.6%	6.8%

GROUP OPERATING RESULTS
Chicago Group

Revenue for the Chicago Group was $96.9 million for the third quarter of 2000 compared with $96.5 million in 1999. Revenue for the nine months ended September 30, 2000 was $291.1 million compared with $289.1 million in 1999. Advertising revenue for the third quarter 2000 increased marginally to $73.3 million from $72.5 million in 1999 and for the nine months ended September 2000 increased to $220.0 million from $216.8 million in 1999 an increase of 1.5%. General advertising revenue was up 17% over the third quarter of 1999 and up 19% year-to-date. Classified advertising was up slightly versus the same period in the prior year, primarily driven by growth in automotive. Retail advertising was down 6% compared with the third quarter 1999. This decline was primarily attributable to the loss of local and territory advertising as well as a decline in preprint business reflecting advertisers’ tightened distribution networks.

Circulation revenue in the third quarter was $19.5 million down $0.6 million or 3.0% from 1999. In the nine months ended September 30, 2000 circulation revenue was $59.4 million down $1.4 million or 2.3% from 1999. The decline for the quarter was largely due to price discounting needed to build market share. The average ABC circulation for the Chicago Sun-Times reflects an increase in circulation of about 1% for the six months ended September 30, 2000 compared with the same period in 1999 as provided by the September Publisher’s Statement.

EBITDA excluding infrequent items and stock-based compensation in the third quarter of 2000 was $13.3 million compared with $13.7 million in 1999, a decrease of $0.4 million or 3.1%. For the nine months ended September 30, 2000 EBITDA was $44.2 million compared with $45.4 million, a decrease of $1.2 million or 2.7%. Operating income, excluding infrequent items and stock-based compensation in the third quarter of 2000 decreased $1.5 million or 16.4% and for the nine months ended September 30, 2000 decreased $2.9 million or 9.3%.

EBITDA in the third quarter included a $0.9 million loss from Internet operations compared with a loss of $0.1 million in 1999. The EBITDA loss from Internet operations for the nine months ended September 30, 2000 was $2.3 million compared with $0.4 million in 1999.

The decreases in both EBITDA and operating income in the third quarter 2000 and nine months ended September 30, 2000 compared with 1999 primarily result from virtually flat operating revenue and increased losses from Internet operations.

Community Group

The overall decrease in Community Group operating revenues, EBITDA and operating income in the third quarter and the nine months ended September 30, 2000 compared with 1999 is primarily due to the sale in 1999 and 2000 of Community Group properties. Revenue and EBITDA attributable to newspapers sold prior to September 30, 2000 were $0.6 million and $0.1 million in the third quarter of 2000 and $4.3 million and $1.1 million in the third quarter of 1999. For the nine months ended September 30, 2000, revenue and EBITDA attributable to newspapers sold were $7.6 million and $1.9 million in 2000 and $28.5 million and $6.2 million in 1999. For properties owned in both years, Community Group revenues and EBITDA were $9.0 million and $1.3 million in the third quarter 2000 compared with $9.2 million and $2.4 million in 1999 and for the nine months ended September 30, 2000 were $27.1 million and $5.5 million compared with $26.9 million and $6.8 million in 1999. During October 2000, virtually all remaining United States Community Group properties, not in the general Chicago area, were sold.

U.K. Newspaper Group

Third quarter operating revenue for the U.K. Newspaper Group was $128.8 million in 2000 compared with $127.4 million in 1999. Operating revenue for the nine months ended September 30, 2000 was $429.7 million compared with $407.1 million in 1999. In pounds sterling, operating revenue for the third quarter 2000 increased 9.9% and for the nine months ended September 30, 2000 increased 10.6% from 1999.

Revenue growth was the result of increased advertising at The Telegraph, which in pounds sterling, increased 13.2% for the quarter and 15.5% for the nine months ended September 30, 2000 compared with 1999. Display advertising increased 7.8% in the third quarter and 16.6% in the nine months ended September 30, compared with 1999. The growth in display advertising included a 19.4% increase in financial advertising in the third quarter and 32.7% increase in the nine months ended September 30, 2000 compared with 1999. Classified advertising increased 11.4% over the third quarter of 1999 primarily driven by recruitment advertising growth of 14.5%.

Circulation revenue in the third quarter 2000 was $37.4 million compared with $39.4 million in 1999, a decrease of $2.0 million or 4.9%. However in pounds sterling circulation revenue for the third quarter in 2000 was £25.3 million compared with £24.6 million in 1999, an increase of £0.7 million or 3%. For the nine months ended September 30, 2000 circulation revenue was $112.2 million compared with $118.8 million in 1999 a decrease of $6.6 million or 5.5%. However in pounds sterling circulation revenue was virtually flat at £73.0 million in 2000 compared with £73.6 million in 1999.

EBITDA, excluding infrequent items and stock-based compensation, when expressed in pounds sterling for the third quarter 2000 was £11.6 million compared with £6.6 million in 1999, an increase of 75.8%. For the nine months ended September 30, 2000, EBITDA excluding infrequent items and stock-based compensation, was £53.0 million compared with £40.9 million in 1999, an increase of 29.5%. After currency conversion, EBITDA, excluding infrequent items and stock-based compensation was $17.0 million in the third quarter 2000 compared with $10.6 million in 1999, an increase of 60.3% and was $82.2 million in the nine months ended September 30, 2000 compared with $66.3 million in 1999, an increase of 23.9%.

The increase in EBITDA, excluding infrequent items and stock-based compensation, is primarily the result of the increased advertising revenue partly offset by losses related to Internet activity. The loss from Internet operations was $1.7 million in the third quarter compared with a break even position in 1999 and was $3.2 million in the nine months ended September 30, 2000 compared with $0.3 million in 1999.

Newsprint prices in pounds sterling were about 2% lower in the third quarter of 2000 and 4% lower for the nine months ended September 30, 2000 compared with 1999.

Canadian Newspaper Group

Third quarter operating revenue for the Canadian Newspaper Group was $274.2 million compared with $255.0 million in 1999, an increase of 7.5%. Operating revenue for the nine months ended September 30, 2000 was $860.8 million compared with $798.6 million in 1999, an increase of 7.8%. In Canadian dollars, operating revenue for the third quarter 2000 increased 7.3% and for the nine months ended September 30, 2000 increased 6.6% over 1999.

EBITDA and operating income, both excluding infrequent items and stock-based compensation were $37.8 million and $17.5 million in the third quarter 2000 compared with $20.8 million and $1.5 million in 1999, both significant increases year-over-year. In the nine months ended September 30, 2000 EBITDA and operating income, both excluding infrequent items and stock-based compensation were $135.2 million and $74.3 million compared with $111.1 million and $54.4 million in 1999, increases of 21.7% and 36.6% respectively.

The increased EBITDA and operating income, excluding infrequent items and stock-based compensation for both the quarter and year-to-date was primarily the result of increased advertising revenues and improved results at the National Post partly offset by increased losses from Internet operations. Advertising revenue in the third quarter 2000 was $205.4 million, an increase of $18.9 million over advertising revenue of $186.5 million in 1999. This increased revenue has resulted in increased EBITDA and operating income since the increased direct costs associated with this revenue have been largely offset by savings in other areas.

National Post revenue grew to $20.3 million in the third quarter 2000 from $15.5 million in 1999, a 31% improvement. For the nine months ended September 30, 2000 operating revenue was $64.6 million, an increase of $17.6 million or 37.5% from 1999 revenue of $47.0 million. This growth was primarily driven by increased advertising revenue but circulation revenue also improved from 1999. National Post EBITDA loss for the third quarter 2000 was $9.3 million, a $4.8 million improvement over the $14.1 million EBITDA loss in 1999. For the nine months ended September 30, 2000 National Post EBITDA loss was $24.0 million, a $13.6 million improvement from the $37.6 million EBITDA loss in 1999.

The EBITDA loss from Internet operations was $5.8 million in the third quarter 2000 compared with $2.5 million in 1999 and was $16.1 million in the nine months ended September 30, 2000 compared with $5.5 million in 1999.

Canadian Newspaper Group EBITDA, excluding infrequent items and stock-based compensation, operating results of the National Post and Internet operations was $52.9 million for the third quarter 2000 compared with $37.5 million in 1999 and was $175.2 million for the nine months ended September 30, 2000 compared with $154.2 million in 1999.

The results of operations which the Company has agreed to sell to CanWest Global Communications Corp, as announced July 31, 2000 are included in the Canadian Newspaper Group for the full quarter. The sale to CanWest is expected to be completed on November 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At September 30, 2000, working capital was $43.5 million compared to a deficiency of $113.1 million at December 31, 1999. Current assets were $517.9 million at September 30, 2000 compared with $417.0 million at December 31, 1999. Current liabilities, excluding debt obligations, were $469.0 million at September 30, 2000, compared with $489.4 million at December 31, 1999. The increase in current assets primarily results from an increase in cash and in an amount receivable from an affiliate.

Debt

Long-term debt, including the current portion, was $1.81 billion at June 30, 2000 compared with $1.65 billion at December 31, 1999. The increase in long-term debt primarily results from the cash payout on the mandatory exchange of HCPH Special shares and a loan to an affiliate.

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

EBITDA

EBITDA, which represents the Company’s earnings before interest expense, amortization of debt issue costs, interest income, income taxes, depreciation and amortization, minority interest and other income was $66.9 million for the third quarter of 2000 compared with $48.7 million for the third quarter 1999 and $263.7 million for the nine months ended September 30, 2000 compared to $236.0 million in 1999. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net earnings, but have not affected EBITDA.

Cash Flows

Cash flows from operating activities were $75.4 million for the nine months ended September 30, 2000, compared with $28.8 million in 1999.

Cash flows used in investing activities were $34.2 million in 2000 and $3.7 million in 1999. 1999 had large cash inflows from the sale of community newspapers which were in part offset by the acquisition of the remaining interest in Southam.

Cash flows provided by financing activities were $10.3 million in 2000, compared with $43.9 million used in financing activities in 1999.

Capital Expenditures and Acquisition Financing

The Chicago Group, Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Bank Credit Facilities.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of September 30, 2000, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments was approximately $239.3 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to September 30, 2000: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) one third of Publishing’s share of net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; and (iv) $270 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      Newsprint Newsprint prices continued to fluctuate and, on a consolidated basis, newsprint expense amounted to $233.6 million for the nine months ended September 30, 2000 and $234.3 million in the same period in 1999. Management believes that while newsprint prices have generally increased over the last year, they will be more stable in the near term than they were a few years ago. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the nine months ended September 30, 2000 and based on properties and ownership levels at September 30, 2000, a change in the price of newsprint of $50 per ton would increase or decrease year-to-date net earnings by about $13.4 million.

      Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

      Interest Rates The Company has significant debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at September 30, 2000 which is subject to floating interest rates and September 30, 2000 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company’s year to date net earnings by approximately $4.3 million. The Company had $1.81 billion of interest bearing debt at September 30, 2000 of which approximately 50% was floating rate.

      Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on year to date 2000 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported year-to-date net earnings:

	Actual Average
	2000 Rate	Increase/Decrease

United Kingdom	$1.55/£	$1,179,000

Canada	$0.68/Cdn.$	$664,000

      Electronic Media Management holds the view that newspapers will continue to be an important business segment. Indications are that strong newspaper readership, among educated and affluent people, will continue. In fact, it is possible that readership will increase as the population ages.

Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet’s potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint form. The concern most frequently expressed regarding the commercial viability of newspapers is that they will lose their classified advertising revenue. Our classified advertising has been placed on the Internet and linked with other newspapers to make regional or national networks.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits 27. Financial Data Schedule
b) Reports on Form 8-K None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: November 13, 2000

          /s/ Fred A. Creasey
    By:_________________________
  FRED A. CREASEY
                                    GROUP CORPORATE CONTROLLER