Form 10-K
period 2000-12-31
HOLLINGER INTERNATIONAL INC
filed 2001-04-02
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year ended December 31, 2000
OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _____ to _____
Commission File No. 0-24004

HOLLINGER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 North Wabash Avenue, Suite 740, Chicago, Illinois	60611
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (312) 321-2299

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock par value $.01 per share	New York Stock Exchange

9 1/4% Senior Subordinated Notes due 2006	New York Stock Exchange

8 5/8% Senior Notes due 2005	New York Stock Exchange

9 1/4% Senior Subordinated Notes due 2007	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   x    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      The aggregate market value of Class A Common Stock held by non-affiliates as of March 21, 2001, was approximately $950,937,000. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

      The number of outstanding shares of each class of the registrant’s common stock as of March 21, 2001 was as follows: 84,285,671 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location
Proxy Statement for 2001 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934	Part III

HOLLINGER INTERNATIONAL INC.

2000 FORM 10-K

PART I

Item 1. Business

Overview

      Hollinger International Inc. (the “Company”), through subsidiaries and affiliated companies, is a global publisher with English-language newspapers in the United States, the United Kingdom, Canada and Israel. Its assets include The Daily Telegraph, the Chicago Sun-Times, The Jerusalem Post, a large number of community newspapers in the Chicago area, and a portfolio of new media investments. The Company’s Canadian newspapers are primarily in Ontario and British Columbia and are owned through Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”), in which the Company has approximately an 87% interest. In addition, the Company also has a 50% interest in The National Post Company (“National Post”) and a 15.6% equity interest in CanWest Global Communications Corp. (“CanWest”), an international media company, with substantial interests in conventional television, specialty cable channels, radio networks and newspapers.

      During 2000 the Company sold virtually all of its United States Community Group newspapers, with only one Community Group newspaper and The Jerusalem Post remaining at December 31, 2000. In addition, the Company’s Canadian operations were significantly reduced on completion of the sale to CanWest of a significant number of Canadian newspapers and Internet properties for total sale proceeds of $1.8 billion including both cash and CanWest equity shares.

      The operations of the Company for the year ended December 31, 2000 consisted of the Chicago Group, Community Group, U.K. Newspaper Group, and Canadian Newspaper Group, which accounted for 19%, 3%, 27% and 51%, respectively, of the Company’s total operating revenues of $2,096.0 million.

      Unless the context requires otherwise, all references herein to the “Company” mean Hollinger International Inc., its predecessors and combined subsidiaries, “Publishing” refers to Hollinger International Publishing Inc. and “Hollinger Inc.” refers to Hollinger Inc.

      Chicago Group

      The Company’s Chicago Group consists of more than 100 titles in the greater Chicago metropolitan area including the Chicago Sun-Times, the fourth largest metropolitan daily newspaper in the United States in terms of daily readership, the Post Tribune in northwest Indiana and the Daily Southtown. The Chicago Sun-Times is published in a tabloid format and has become Chicago’s best read newspaper, attracting 1.7 million readers every day. The suburban papers include Pioneer Newspapers Inc. (“Pioneer Press”), which currently publishes 55 weekly newspapers in Chicago’s north and northwest suburbs, Midwest Suburban Publishing Inc. (“Midwest Suburban Publishing”) which currently publishes the Daily Southtown, 11 weekly newspapers, 23 biweekly newspapers and five free distribution papers, primarily in Chicago’s south and southwest suburbs and the recently acquired Copley Chicago Suburban newspapers which publishes The Herald News, The Beacon News, The Courier News and The News Sun, among others.

      Community Group

      During 2000, the Company sold virtually all of its remaining United States community newspapers for proceeds of approximately $215.0 million. Only one United States community newspaper was still owned at December 31, 2000. For accounting and management purposes, the Community Group also includes the Company’s wholly-owned subsidiary (“Jerusalem Post”) which publishes The Jerusalem Post, Israel’s most important English-language daily newspaper, with a paid daily circulation of approximately 13,300. The related weekend edition of The Jerusalem Post, including the English and French-language international weekly editions, have a combined paid circulation of approximately 70,000.

      U.K. Newspaper Group

      The Company’s U.K. Newspaper Group (“The Telegraph”) consists of its wholly owned subsidiary, The Telegraph Group Limited and its consolidated subsidiaries . The Telegraph publishes The Daily Telegraph, which was launched in 1855. The Telegraph also publishes The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator magazine. The Daily Telegraph is the largest circulation quality daily newspaper in the United Kingdom with an average daily circulation of approximately 1,025,000, representing a 35% share of the quality daily newspaper market, a substantially greater share than that of its nearest direct competitor. The Daily Telegraph’s Saturday edition has the highest average daily circulation (approximately 1,222,000) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with an average Sunday circulation of approximately 810,000.

      Canadian Newspaper Group

      At December 31, 2000 the Company’s Canadian Newspaper Group primarily consisted of the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc.) (“Southam”), an 87.0% interest in Hollinger L.P. and a 50% interest in National Post.

      On November 16, 2000, the Company and its affiliates, Southam and Hollinger L.P. (“Hollinger Group”) completed the sale of Canadian newspapers and related assets to CanWest for total sale proceeds, at fair value, of approximately $1.8 billion. Included in the sale was a 50% interest in National Post, all the metropolitan newspapers, including the Ottawa Citizen, The Gazette (Montreal), the Calgary Herald, the Edmonton Journal, The Vancouver Sun and The Province (Vancouver), a large number of community newspapers and operating Canadian Internet properties, including canada.com.

      At December 31, 2000 Southam and Hollinger L.P. had 32 daily newspaper properties remaining, including National Post, and the Southam Magazine and Information Group which publishes Canadian business magazines and tabloids for the automotive, trucking, construction, natural resources, manufacturing and other industries. In 2000, the National Post had an average six-day readership of 1.72 million with average daily paid circulation of over 330,000.

      Bank Credit Facility

      Using the cash proceeds from the CanWest transaction described above, $972 million of borrowings under the Restated Credit Facility were repaid and the Restated Credit Facility was reduced to $5 million. Subsequent to December 31, 2000, the Company entered into a new credit facility in the amount of $120 million of which $58 million had been drawn by March 21, 2001. This facility matures September 30, 2001.

      HCPH Special Shares

      On June 12, 2000, the Company exercised its option to pay cash on the mandatory conversion of HCPH Special shares. Each Special share was exchanged for $8.88 cash resulting in a payment in July to HCPH Special shareholders of $58.2 million. This payment was $10.9 million in excess of the recorded book amount. This excess amount was presented as minority interest in the Statement of Operations.

      Ownership by Hollinger Inc.

      At December 31, 2000, Hollinger Inc. directly and indirectly owned 37.0% of the combined equity interest and 73.3% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock of the Company (without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s Series C Preferred Stock or remaining Series E Preferred Stock). As a result, Hollinger Inc. will continue to be able to control the outcome of any election of directors and to direct management policy, strategic direction and financial decisions of the Company and its subsidiaries. Hollinger Inc. owns all of the outstanding Series C Preferred Stock which shall convert into Class A Common Stock of the Company automatically on June 1, 2001 pursuant to the conversion formula set forth in its Certificate of Designations and Series E Preferred Stock of the Company, which is convertible at any time into shares of Class A Common Stock based on the conversion formula set forth in its Certificate of Designations.

      Hollinger Inc. is effectively controlled by The Hon. Conrad M. Black, Chairman of the Board and Chief Executive Officer of Hollinger Inc. and of the Company, through his direct and indirect ownership and control of Hollinger Inc.’s securities. Mr. Black has advised the Company that Hollinger Inc. does not presently intend to reduce its voting power in the Company’s outstanding Common Stock to less than 50%. Furthermore, Mr. Black has advised the Company that he does not presently intend to reduce his voting control over Hollinger Inc. such that a third party would be able to exercise effective control over it.

      General

      The Company was incorporated in the State of Delaware on December 28, 1990 and its wholly owned subsidiary Hollinger International Publishing Inc. (“Publishing”) was incorporated in the State of Delaware on December 12, 1995. Each of the Company and Publishing has its executive offices at 401 North Wabash Avenue, Chicago, Illinois 60611, telephone number (312) 321-2299.

Business Strategy

      The Company’s strategy for achieving growth in its newspaper business is based on achieving improvements in the cash flow and profitability of its newspapers principally through cost reductions and revenue enhancements. The approach of both the Company and Hollinger Inc. to improving profitability typically includes measures to reduce costs, improve efficiency and enhance product quality, including the visual quality of printed pages.

      In Chicago, with the recent acquisition of the Copley Chicago Suburban newspapers, significant emphasis will be placed on building revenues by taking advantage of the extensive network of combined Chicago Group publications. The Chicago Group also will continue its focus on cost reduction. The opportunities to achieve cost savings through joint distribution and sales programs are very encouraging. The full conversion to the new Chicago Sun-Times state of the art printing facility is near completion. This facility will enable the group to reduce the cost of producing its publications and enhance the quality of the printed product. The group continues to put a strong emphasis on online products and has developed partnerships with other media organizations, including TV and radio, that will strengthen both the newspaper and web products.

      The focus for The Daily Telegraph will continue to be to retain its circulation dominance in its market and to increase the resulting advertising revenue. The successful prepaid subscription program will continue and the company will focus on maintaining and increasing the circulation for The Sunday Telegraph. Operationally, efficiencies in producing the newspapers are expected to continue at the West Ferry and Trafford Park printing operations.

      At the Canadian Newspaper Group, following the asset sales completed during the year, the Company continues to own a group of community newspapers and magazines and a 50% interest in National Post. It is expected that the balance of the community newspapers and magazines will be sold during 2001. The focus for National Post is to reduce the level of operating losses by increasing circulation, particularly in the greater Toronto area, and increasing advertising revenue while controlling operating costs.

      The Company and Hollinger Inc. have historically agreed that the Company will be Hollinger Inc.’s principal vehicle for engaging in and effecting acquisitions in the newspaper business and in related media businesses in the United States, Israel, the United Kingdom and the rest of the European Community. Hollinger Inc. reserved the ability to pursue all media (including newspaper) acquisition opportunities outside these areas and all media acquisition opportunities unrelated to the newspaper business throughout the world.

      The Company has developed a comprehensive internet and technology strategy. These activities fall into three main areas: (1) websites related to the various print publications, which are 100% owned and reported within the traditional newspaper segments; (2) joint ventures between our print publications and unrelated outsiders, where each adds value and where the Company has a certain amount of control; and (3) minority venture capital investments in unrelated third parties.

      The print-related and joint venture strategies represent an opportunity to fortify the newspapers in their local markets by providing them with the necessary tools to offer a complete suite of online and print options for their clients. The Company has stayed competitive by building significant websites at all our major newspapers. The strategy is specifically designed to achieve rapid acceleration of the Web activities. The Company is building a solid foundation for expansion and growth, an even more valuable asset base, and technology and services which further strengthen the print and online publications.

      The Company’s strategy regarding minority investments is primarily to identify promising internet and technology opportunities and make investments that are eventually expected to be monetized. Often a significant part of the purchase price of these investments is paid for with advertising in our publications.

Risks

      Certain statements contained in this report under various sections, including but not limited to “Business Strategy” and “Management’s Discussion and Analysis”, are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the first quarter of 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

•

International Holding Company Structure – The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock and its preferred stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

•

Growth Strategy – The Company’s strategy is to achieve growth through improvements in the cash flow and profitability of its newspapers, principally through cost reductions. The Company’s growth strategy presents risks inherent in evaluating the costs of new growth opportunities at existing operations and in managing the numerous publications it has acquired and improving their operating efficiency.

•

Restrictions in Debt Agreements and Other Restrictive Arrangements – The Company and its subsidiaries have substantial leverage and substantial debt service obligations as well as obligations under the preferred stock of the Company. The instruments governing the terms of the principal indebtedness and redeemable preferred stock of the Company, Publishing and its principal United States and foreign subsidiaries, contain various covenants, events of default and other provisions that could limit the financial flexibility of the Company, including the payment of dividends with respect to outstanding common stock and preferred stock and the implementation of its growth strategy.

•

Cyclicality of Revenues – Advertising and, to a lesser extent, circulation revenues of the Company, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases, as well as changes in the mix of advertising, have corresponded with general economic downturns and regional and local economic recessions. The Company believes, however, that the geographic diversity of its global operations may mitigate, to some degree, the effects of an economic downturn in any particular market served by the Company.

•

Newsprint Costs – Newsprint represents the single largest raw material expense of the Company’s newspapers throughout the world and, together with employee costs, is one of the most significant operating costs. Newsprint costs vary widely from time to time. The Company expects that while newsprint prices could continue to show significant variations during 2001, prices in North America are not expected to increase significantly from current levels. In the United Kingdom, newsprint prices payable by the Company in 2001, which are subject to longer-term contracts, will likely increase from the prices paid in 2000 because the contracts in effect for much of 2000 were booked at prices that were well below prices that prevailed in North America. Since the beginning of 2000, spot prices for newsprint have increased by more than 20%. Although the Company has implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width where practical, and managing its return policy, price increases have had an adverse effect on the Company’s results of operations.

•

Foreign Operations and Currency Exchange Rates – Operations outside of the United States accounted for approximately 77.6% of the Company’s operating revenues and approximately 92.2% of the Company’s operating income for the year ended December 31, 2000. Generally, the Company does not hedge against foreign currency exchange rate risks except through borrowings in those currencies. As a result, the Company may experience economic loss and a negative impact on earnings with respect to its investments and on dividends from its foreign subsidiaries, solely as a result of currency exchange rate fluctuations.

•

Newspaper Industry Competition – Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail, and other communications and advertising media that operate in the Company’s markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company’s competitors are larger and have greater financial resources than the Company. For example, in the Chicago metropolitan area, the Chicago Sun-Times competes with a large established metropolitan daily and Sunday newspaper that is the fifth largest metropolitan paid daily and Sunday newspaper in the United States. In the United Kingdom, The Daily Telegraph competes with other national newspapers, principally The Times, which over the past several years has from time to time substantially reduced its cover price in an effort to increase its circulation. The Telegraph has met this competition and has from time to time engaged in its own price reduction or promotional initiatives. Electronic media is becoming a larger factor in newspaper industry competition. Management continues to hold the view that newspapers will continue to be an important business segment. Among educated and affluent people, indications are that strong newspaper readership will continue. Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet’s potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint format. These competitive activities can and have from time to time had an adverse effect on revenues and operating costs.

Chicago Group

      Sources of Revenue. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the past three years.

			Year Ended December 31,

	2000		1999		1998

	(dollars in thousands)
Advertising	$305,027	76%	$294,124	75%	$281,615	74%

Circulation	80,261	20	80,551	21	82,534	22

Job printing and other	16,129	4	15,798	4	14,960	4

Total	$401,417	100%	$390,473	100%	$379,109	100%

      Advertising. Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation, penetration and type of advertising (whether classified, national or retail). In 2000, retail advertising accounted for the largest share of advertising revenues (48%), followed by classified (39%) and national (13%).

      The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pull-out sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers, such as arts, food, real estate, TV listings, weekend, travel and special sections. The Chicago area suburban newspapers also offer weekly both separate and special sections. The Chicago Group operates the Sun-Times Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Chicago Group publications, with the exception of the recently acquired Copley Chicago Suburban newspapers. The Chicago Group continues to strengthen its online dominance. www.classifiedschicago.com regional classified-advertising website, which was created through a partnership with Paddock Publications, pools classified advertisements from nearly 100 daily and weekly newspapers including three of the Chicago metropolitan area’s biggest dailies, to create a valuable new venue for advertisers, readers and on-line users. In keeping with the focus of online classified advertising, during 2000, the Chicago Group joined again with Paddock Publications and a new partner, the Chicago Automobile Trade Association, to launch an automotive website. The new site, www.DriveChicago.com pools the automotive classified advertising of three of Chicago metropolitan area’s biggest dailies with the automotive inventories of many of Chicago’s metropolitan car dealerships.

      Circulation. Circulation revenues are derived from single copy newspaper sales made through retailers and vending racks and home delivery newspaper sales to subscribers. Approximately 65% of the copies of the Chicago Sun-Times sold in 2000 were single copy sales. Approximately 78% of 2000 circulation revenues of the Chicago area suburban newspapers were derived from subscription sales.

      The average paid daily and Sunday circulation of the Chicago Sun-Times is approximately 478,000 and 393,000, respectively. The daily and Sunday paid circulation of the Daily Southtown is approximately 51,000 and 60,000, respectively. The daily and Sunday paid circulation of the Post-Tribune is approximately 64,000 and 67,000, respectively. The aggregate non-daily paid and free circulation of the Chicago area suburban newspapers is approximately 314,000 and 975,000, respectively. The average paid daily and Sunday circulation of the recently acquired Copley Chicago Suburban newspapers is approximately 105,000 and 92,000, respectively,

      Competition. Each of the Company’s Chicago area newspapers competes in varying degrees with radio, television, direct marketing and other communications and advertising media as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region is comprised of Cook County and six surrounding counties and is served by eight local daily newspapers of which the Company owns six.

      The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper, which is the fifth largest metropolitan daily newspaper in the United States based on circulation The Chicago-Sun Times is the ninth largest metropolitan daily newspaper in the United States, based on circulation. In addition, the Chicago Sun-Times and other Chicago Group newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

      Employees and Labor Relations. As of March 21, 2001, the Chicago Group employed approximately 4,300 employees (including approximately 1,000 part-time employees). Approximately 1,600 employees are represented by 24 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 38% of the Chicago Group’s revenues in the year ended December 31, 2000. There have been no strikes or general work stoppages at any of the Chicago Group’s newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

      Raw Materials. The basic raw material for newspapers is newsprint. Newsprint costs equaled approximately 17% of the Chicago Group’s revenues in the year ended December 31, 2000. Average newsprint prices for the Chicago Group increased about 7% in 2000 from 1999. The Chicago Group is not dependent upon any single newsprint supplier. To ensure an adequate supply of newsprint, the Chicago Group has newsprint supply contracts with certain minimum purchase requirements. The Chicago Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts in the current environment of newsprint costs. The Chicago Group believes that its sources of supply for newsprint are adequate for its anticipated needs.

      Environmental. The Company in common with other newspaper companies engaged in similar operations, is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at its major printing facilities. These requirements are becoming increasingly more stringent. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company.

Community Group

      The Community Group consisted of smaller newspaper publications in the United States and The Jerusalem Post in Israel. The Community Group’s United States daily newspapers were typically the only paid daily newspapers of general circulation in their respective communities. During 2000, the Company sold virtually all of its United States Community Group newspapers with only one Community Group newspaper remaining at December 31, 2000.

      Sources of Revenue. The following table sets forth the sources of revenue and the percentage that such sources represent of total revenues for the Community Group, including Jerusalem Post, during the past three years.

	Year Ended December 31,

	2000		1999		1998

	(dollars in thousands)
Advertising	$38,294	57%	$57,535	60%	$135,216	64%

Circulation	19,168	28	26,618	27	49,449	24

Job printing and other	9,874	15	12,521	13	25,442	12

Total	$67,336	100%	$96,674	100%	$210,107	100%

      Jerusalem Post. Over 40% of Jerusalem Post’s revenues of $21.1 million in 2000 were derived from circulation, with 32% from job printing and other and 28% from advertising. Jerusalem Post derives a relatively high percentage of its revenues from job printing as a result of a long-term contract to print and bind copies of the Golden Pages, Israel’s equivalent of a Yellow Pages telephone directory. Newsprint costs relating to publication of The Jerusalem Post equaled approximately 8.5% of Jerusalem Post’s revenues in 2000. Newsprint used in producing the Golden Pages is provided by the owners of that publication.

      Newspapers in Israel are required by law to obtain a license from the country’s interior minister, who is authorized to restrain publication of certain information if, among other things, it may endanger public safety. To date, Jerusalem Post has not experienced any difficulties in maintaining its license to publish or been subject to any efforts to restrain publication. In addition, all written media publications in Israel are reviewed by Israel’s military censor prior to publication in order to prevent the publication of information that could threaten national security. Such censorship is considered part of the ordinary course of business in the Israeli media and has not adversely affected Jerusalem Post’s business in any significant way.

      Environmental. The Company, in common with other newspaper companies engaged in similar operations, is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at its major printing facilities. These requirements are becoming increasingly more stringent. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company.

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

      Newspapers in the United Kingdom differ from their counterparts in North America in several respects. First, they traditionally have had substantially fewer pages although the number of pages has been increasing steadily over the past few years. The Daily Telegraph is printed in one section on Tuesdays, Wednesdays and Fridays, two sections on Mondays, three sections on Thursdays, and nine sections plus a magazine and television guide on Saturdays. The Sunday Telegraph is published in seven sections with two magazines. Second, pre-printed advertising inserts, which have been a major source of revenue growth in North America, are less common in the United Kingdom, but there has been an increase in advertiser interest in such supplements. Third, the advertising to news ratio in British newspapers is lower. Fourth, British national newspapers more closely resemble North American magazines in that they have broad distribution and readership across the country and derive a much larger portion of their advertising revenue from national advertisers — unlike North American newspapers which, because of their relatively small geographical distribution, derive a substantial portion of their advertising from local advertisers. Finally, newspapers in the United Kingdom generally have charged higher cover prices, which in turn leads to higher circulation revenues than North American newspapers with similar circulation bases. However, since September 1993, when The Times, the nearest direct competitor to The Daily Telegraph, first substantially reduced its cover price on its weekday newspaper, the national newspaper market in the United Kingdom has experienced intense cover price competition.

      Sources of Revenue. The following table sets forth the sources of revenue and their percentage of total revenues for the Telegraph during the past three years.

	Year Ended December 31,

	2000		1999		1998

	(in thousands of British pounds sterling)
Advertising	£255,945	69%	£225,326	66%	£221,167	66%

Circulation	95,690	26	98,071	29	98,488	30

Other	19,020	5	16,575	5	12,403	4

Total	£370,655	100%	£339,972	100%	£332,058	100%

(1)	Financial data is in accordance with U.K. GAAP.

      Advertising. Advertising is the largest source of revenue at The Telegraph. The Telegraph’s display advertising strengths are in the financial, automobile and travel sections. The level of classified advertisements, especially recruitment advertisements, fluctuates with the economy. The Telegraph’s strategy with respect to classified advertising is to improve volume and yield in four sectors: recruitment, property, travel and automobiles. Classified advertising revenue, which represents 29% of total advertising revenue, increased in 2000 primarily due to a 15% increase in recruitment advertising. Recruitment advertising is the largest classified advertising category, representing about 53% of all classified advertising in terms of revenue.

      Circulation. The target audience of The Telegraph’s newspapers is generally conservative, middle and upper income readers, with a continuing emphasis on gaining new younger readers. The editorial strengths of The

Telegraph’s newspapers provide national and international news, financial news and features and comprehensive sports coverage.

      In May 1996 the Telegraph introduced the first United Kingdom national advance purchase subscription program. In the past, newspaper subscribers in the U.K. dealt directly with independent newsagents for the purchase of newspapers. A significant portion of newspaper readers did not take the paper every day and this was especially true for Sunday. This program has proven successful in driving circulation increases although there has been some inevitable cannibalization of circulation revenues. By the end of 1996, the plan had added about 100,000 new weekday and 200,000 new Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997 and continued to be reduced thereafter. The program currently has approximately 310,000 subscribers.

      Other Publications and Business Enterprises. The Telegraph is involved in several other publications and business enterprises, including The Spectator, The Weekly Telegraph and telegraph.co.uk (formerly Electronic Telegraph). telegraph.co.uk has more than a million registered users with some 80,000 logging on every day. The Telegraph utilizes its brand in developing third party revenue opportunities including Reader Offers and Books Direct.

      During 1999, the Company, in cooperation with The Boots Company plc, UK’s leading beauty and health retailer, launched a new web site focusing on the women’s on-line market, www.handbag.com. The site deals with, among other things, health, beauty and the arts.

      Competition. In common with other national newspapers in the United Kingdom, The Telegraph’s newspapers compete for advertising revenue with other forms of media, particularly television, magazine, direct mail, posters and radio. In addition, total gross advertising expenditures, including financial, display and recruitment classified advertising, are affected by economic conditions in the United Kingdom.

      Employees and Labor Relations. At March 21, 2001, The Telegraph and its subsidiaries employed approximately 1,200 persons and the joint venture printing companies employed an additional 1,100 persons. Collective agreements between The Telegraph and the trade unions representing certain portions of The Telegraph’s workforce expired on June 30, 1990 and have not been renewed or replaced. The absence of such collective agreements has had no adverse effect on The Telegraph’s operations and, in management’s view, is unlikely to do so in the foreseeable future.

      The Telegraph’s joint venture printing companies, West Ferry Printers and Trafford Park Printers, each have “in-house” collective agreements with the unions representing their employees and certain provisions of these collective agreements are incorporated into the employees’ individual employment contracts. In contrast to the union agreements that prevailed on Fleet Street when Hollinger Inc. acquired control of The Telegraph, these collective agreements provide that there shall be flexibility in the duties carried out by union members and that staffing levels and the deployment of staff are the sole responsibility of management. Binding arbitration and joint labor-management standing committees are key features of each of the collective agreements. These collective agreements may be terminated by either party by six months’ prior written notice.

      There have been no strikes or general work stoppages involving employees of the Telegraph or the joint venture printing companies in the past five years. Management of the Telegraph believes that its relationships with its employees and the relationships of the joint venture printing companies with their employees are good.

      Raw Materials. Newsprint represents the single largest raw material expense of the Telegraph’s newspapers and, next to employee costs, is the most significant operating cost. Approximately 180,000 metric tons are consumed annually and in 2000 the total cost was approximately 18% of its newspaper revenues. Prices are fixed throughout 2001 at levels some 13% above the average price paid during 2000. Inventory held at each printing location is sufficient for three to four days production and in addition, suppliers’ stock held in the United Kingdom normally represents a further four to five weeks consumption.

      Printing. All copies of The Daily Telegraph and The Sunday Telegraph are printed by The Telegraph’s two 50% owned joint venture printing companies, West Ferry Printers and Trafford Park Printers. The Telegraph has a very close involvement in the management of the joint venture companies and regards them as being important to The Telegraph’s day-to-day operations. The magazine sections of the Saturday edition of The Daily Telegraph and of The Sunday Telegraph are printed under contract by external magazine printers.

      The managements of both joint venture printing companies continually seek to improve production performance. Major capital expenditures require the approval of the boards of directors of the joint venture partners. There is high utilization of the plants at West Ferry and Trafford Park Printers, with little spare capacity. At Trafford Park Printers, revenue earned from contract printing for third parties has a marginal effect on The Telegraph’s printing costs. West Ferry Printers also undertakes some contract printing for third parties, which results in increased profitability.

      West Ferry Printers has eighteen presses, six of which are configured for The Telegraph’s newspapers, eight are used for the newspapers published by The Telegraph’s joint venture partner, Express Newspapers plc, and the remaining four for contract printing customers. Trafford Park Printers has four presses, two of which are used primarily for The Telegraph’s newspapers.

      Distribution. Since 1988, The Telegraph’s newspapers have been distributed to wholesalers by truck under a contract with a subsidiary of TNT Express (UK) Limited. During 1996, the Express titles and The Daily Telegraph and The Sunday Telegraph, which are all printed at West Ferry Printers in London, began distribution to wholesalers on the same trucks. At Trafford Park Printers in Manchester, where The Daily Telegraph, The Sunday Telegraph and The Guardian are printed, a joint distribution service was arranged. Previously, the Express titles and the Guardian were distributed separately from the Telegraph titles. The Telegraph’s arrangements with wholesalers contain performance provisions to ensure minimum standards of copy availability while controlling the number of unsold copies.

      Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and The Telegraph’s circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high single copy sales. In addition to single copy sales, many retail news outlets offer home delivery services. In 2000 home deliveries accounted for 41% of sales of The Daily Telegraph and 42% of sales of The Sunday Telegraph.

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

      Regulatory and Environmental Matters. United Kingdom companies are subject to various competition laws, including the Restrictive Trade Practices Act 1956-1976 (the “RTPA”), which requires the registration of certain restrictive or information-sharing agreements with the Office of Fair Trading and, under certain circumstances, prohibits such agreements. In common with other major newspaper publishers, The Telegraph has given undertakings in proceedings under the RTPA to the Restrictive Practices Court in respect of, among other things, both daily and Sunday papers. These undertakings include a general undertaking not to enter into any kind of agreement registrable under the RTPA of which particulars are not furnished to the Office of Fair Trading within the prescribed period. The Telegraph has also given a number of specific undertakings (concerning pricing, wholesaler discounts and other conditions upon which newspapers may be supplied) which prohibit the entering of agreements containing the restrictions specified in the undertakings or any agreements to the like effect. A breach of any of the undertakings may result in The Telegraph (and potentially any individuals involved) being held in contempt of court. The Telegraph has instituted procedures designed to ensure that all personnel in relevant managerial positions are required to acknowledge quarterly that they have been reminded of the requirements of the RTPA, the meaning and scope of the undertakings given, the necessity of obtaining legal advice in case of doubt and the consequences and seriousness of any breach. A code of conduct, which contains this information, has been circulated among relevant personnel.

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

Canadian Newspaper Group

      Sources of Revenue. As indicated previously, on November 16, 2000 the Company completed the sale to CanWest of 50% of National Post, the Canadian Newspaper Group metropolitan and a large number of community newspapers and certain operating Internet properties. Revenue for the years ended December 31, 2000 and 1999, of operations not sold at December 31, 2000 excluding National Post, was Cdn.$390.9 million and Cdn.$384.1 million, respectively. National Post revenue for the years ended December 31, 2000 and 1999 was Cdn.$135.4 million and Cdn.$104.2 million, respectively. The following table sets forth the sources of revenue and the revenue mix of the total Canadian Newspaper Group, including operations sold, during the past three years:

				Year Ended December 31,

	2000			1999			1998

	(in thousands of Canadian dollars)
Newspapers: Advertising	Cdn.	$1,158,678	73%	Cdn.	$1,207,673	73%	Cdn.	$1,118,248	71%

Circulation		287,513	18		313,817	19		315,746	20

Job printing and other		70,809	5		69,380	4		80,193	5

Business Communications		62,193	4		56,350	4		64,368	4

Total	Cdn.	$1,579,193	100%	Cdn.	$1,647,220	100%	Cdn.	$1,578,555	100%

      Advertising. Newspaper advertising revenue in 2000, for operations not sold at December 31, 2000, totalled Cdn. $287.0 million. Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts and other. ROP, which represented 88% of total advertising revenue in 2000, for operations not sold, is categorized as either retail, classified or national. The three categories represented 43%, 22% and 35% respectively, of ROP advertising revenue in 2000, for operations not sold at December 31, 2000.

      Circulation. Circulation revenue is derived from subscription sales and single copy sales. Approximately 67% of circulation revenue in 2000, for operations not sold at December 31, 2000, was from subscription sales.

      Competition. The majority of revenues are from advertising. Advertising linage in the newspapers is affected by a variety of factors including competition from print, electronic and other media as well as general economic performance and the level of consumer confidence. Specific advertising segments such as real estate, automotive and help wanted will be significantly affected by local factors.

      Employees and Labor Relations. As of March 21, 2001, the Canadian Newspaper Group had approximately 3000 employees. This excludes employees of UniMedia Inc. which was sold in January 2001. The Canadian Newspaper Group has union contracts in place at approximately 24 of the 45 newspaper operating locations. The percentage of unionized employees varies widely from paper to paper. With the large number of contracts being renegotiated every year, labor disruptions are always possible.

      Raw Materials. The basic raw material for newspapers is newsprint. Newsprint consumption in 2000, for operations not sold at December 31, 2000 was approximately 82,000 tonnes. The newspapers within the Canadian Newspaper Group have access to adequate supplies to meet anticipated production needs. They are not dependent upon any single newsprint supplier. The Canadian Newspaper Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts in the current environment of newsprint costs.

      Regulatory Matters. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a “cultural business” under the Investment Canada Act and consequently, any acquisition of control of Southam by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada. Because Hollinger International Inc. is controlled by Hollinger Inc. that in turn is controlled by Canadians, the current ownership is acceptable.

      Relationship with the Hollinger Inc. The Company and Hollinger Inc. directly own a combined 100% interest in Southam through Hollinger Canadian Publishing Holdings Inc. (“HCPH”), a New Brunswick holding company, in which Publishing and Hollinger Inc. own, directly or indirectly, the following interests; (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through its wholly-owned subsidiary) own 50% of the voting preference shares which have only nominal equity value. It is anticipated that Hollinger Inc. will pledge its interest in HCPH as collateral for bank financing arrangements of the Company and its subsidiaries. The Company indirectly owns an 87.0% interest in Hollinger L.P. and a 50% interest in National Post.

Item 2. Properties

      The Company’s management believes that its properties and equipment are in generally good condition, well-maintained, and adequate for current operations.

      Chicago Group

      The Chicago Sun-Times conducts its editorial, pre-press, marketing, sales and administrative activities in a 535,000 square foot, seven-story building in downtown Chicago. The Company has nearly completed the full conversion of its Chicago Sun-Times production operations to a new 320,000 square foot state of the art printing facility, at a total construction cost of approximately $115.0 million. It is intended that once conversion is completed, new facilities will be identified to house the Chicago Sun-Times non-production activities and the downtown Chicago building will be sold.

      Pioneer Press utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Pioneer leases several outlying satellite offices for its editorial and sales staff in surrounding suburbs. Production currently occurs at a 65,000 square foot leased building in a neighboring suburb. It is anticipated that the printing of the Pioneer product will be moved to the new Chicago Sun-Times printing facility by early summer 2001. Midwest Suburban Publishing utilizes one building for editorial, pre-press, marketing, sales and administrative activities. Production activities occur at a separate facility. Both facilities are located in Chicago’s south suburbs. The Post-Tribune editorial, pre-press, marketing, sales and administrative activities are housed in the newly completed facility in Merrillville, Indiana. The headquarters for the newly acquired Copley Chicago Suburban newspapers is in Plainfield, Illinois. This 172,000 square foot owned facility houses the press and administrative activities as well as certain sales and marketing functions. The editorial and sales activities are housed at five facilities located in surrounding suburbs.

      Community Group

      The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York.

      U.K. Newspaper Group

      The Telegraph occupies five floors of a tower on Canary Wharf in London’s Docklands under a 25-year lease expiring in 2017. Printing of The Telegraph’s newspaper titles is carried out at fifty percent owned joint venture printing plants in London’s Docklands and in Trafford Park, Manchester.

      Canadian Newspaper Group

      The Canadian Newspaper Group’s newspapers and magazines are published at numerous facilities throughout Canada. Southam’s magazines are printed at facilities owned by third parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Company

      The following table sets forth the names and ages (as of March 21, 2001) of each of the Company’s current executive officers, followed by a description of their principal occupations during the past five years and current directorships of public reporting companies and investment companies in the United States, Canada and the United Kingdom. Unless otherwise indicated, each of the executive officers has held his or her position with the Company, or a similar position with the Company, for at least the past five years.

Name	Age	Position with the Company

The Hon. Conrad M. Black, P.C., O.C	56	Chairman of the Board, Chief Executive Officer and Director

F. David Radler	58	Deputy Chairman, President, Chief Operating Officer and Director

Daniel W. Colson	53	Vice Chairman and Director and Deputy Chairman and Chief Executive Officer of Telegraph Group Limited

J. A. Boultbee	57	Executive Vice President

Frederick A. Creasey	50	Group Corporate Controller

Barbara Amiel Black	60	Vice President, Editorial and Director

Paul B. Healy	37	Vice President, Corporate Development and Investor Relations

Peter Y. Atkinson	55	Vice President

Mark S. Kipnis	53	Vice President, Corporate Counsel and Secretary

John D. Ferguson	59	Vice President, Production

Frederic R. Lebolt	47	Vice President, New Media

Robert T. Smith	57	Treasurer

Jerry J. Strader	64	President, Suburban Chicago Newspaper Division

      The Hon Conrad M. Black, P.C., O.C., Chairman of the Board of Directors, Chief Executive Officer and Director, Hollinger International Inc., New York, Chicago; Hollinger Inc., Toronto; Argus Corporation Ltd., Toronto. Mr. Black has held these or equivalent or similar positions since 1978. He currently serves as the Chairman and a Director of Telegraph Group Limited, London, United Kingdom, and as a Director of the Jerusalem Post and The Spectator (London). Mr. Black is also a director of Brascan Limited, the Canadian Imperial Bank of Commerce, and CanWest Global Communications Corp. all of which are public reporting companies in Canada, and as a director of Sotheby’s Holdings, Inc. Mr. Black is Chairman of the Advisory Board of The National Interest (Washington) and a member of the International Advisory Board of The Council on Foreign Relations (New York).

      F. David Radler, Deputy Chairman, President, Chief Operating Officer and Director. Mr. Radler has served as President and Chief Operating Officer since October 25, 1995, as Deputy Chairman since May 1998, and a Director since 1990. Mr. Radler was Chairman of the Board of Directors from 1990 to October 25, 1995. Mr. Radler currently serves as President, Chief Operating Officer and Deputy Chairman of Hollinger Inc., as a director of The Telegraph and Hollinger Canadian Newspapers G.P. Inc., as Vice Chairman, President and Chief Operating Officer and as a Director of Hollinger Canadian Publishing Holdings Inc. and as Director of Argus, Dominion Malting Limited, West Fraser Timber Co. Ltd., and CanWest Global Communications Corp. all of which are Canadian public reporting companies. Mr. Radler also serves as a Director of the Jerusalem Post.

      Daniel W. Colson, Vice Chairman and Director of the Company and Deputy Chairman, Chief Executive Officer and Director of Telegraph Group Limited. Mr. Colson has served as a Director of the Company since February 1995 and a Vice Chairman since May 1998. He has served as Deputy Chairman of the Telegraph since 1995 and as Chief Executive Officer of the Telegraph since 1994 and was Vice Chairman of the Telegraph from 1992 to 1995. Mr. Colson currently serves as Vice Chairman and as a Director of Hollinger Digital Inc. He also serves as Vice Chairman and a Director of Hollinger Inc., Hollinger Canadian Publishing Holdings Inc. and Hollinger Canadian Newspapers G.P. Inc. and as Director of Argus and Molson Inc, all of which are Canadian public reporting companies. Mr. Colson also serves as Deputy Chairman and Director of Interactive Investor International.

      J. A. Boultbee, Executive Vice President. Mr. Boultbee has served as Executive Vice President since June 14, 1996 and as Chief Financial Officer from 1995 to 1999. Mr. Boultbee served as a Vice President of the

Company from 1990 to June 13, 1996. Mr. Boultbee served as a Director from 1990 to October 25, 1995. Mr. Boultbee has served for the past five years as a Director and as the Vice-President, Finance and Treasury and Executive Vice President and Chief Financial Officer of Hollinger Inc. Mr. Boultbee also serves as Executive Vice President and Chief Financial Officer and as a Director of Hollinger Canadian Publishing Holdings Inc. and as a Director of Argus, IAMGOLD Corporation and Consolidated Enfield Corporation, all of which are Canadian public reporting companies.

      Frederick A. Creasey, Group Corporate Controller. Mr. Creasey has served as Group Corporate Controller since June 14, 1996. Mr. Creasey also has served for the past five years as the Controller of Hollinger Inc. Mr. Creasey also serves as Controller of Hollinger Canadian Publishing Holdings Inc.

      Barbara Amiel Black, Vice President, Editorial and Director. Mrs. Black has served as Vice President, Editorial since September 1995 and as a director since February 1996. Mrs. Black is the wife of Mr. Black. After an extensive career in both on and off-camera television production, Mrs. Black was the editor of The Toronto Sun from 1983 to 1985, a columnist of The Times and senior political columnist of The Sunday Times of London from 1986 to 1994 and The Telegraph from 1994 to 1998. She has also been a columnist of Maclean’s magazine since 1977. Mrs. Black also serves as Vice President, Editorial of Hollinger Inc. and Hollinger Canadian Newspapers G.P. Inc., the general partner of Hollinger Canadian Newspapers, Limited Partnership, a public reporting company in Canada, and as a director of Hollinger Inc. and Jerusalem Post. She is the author of two books: “By Persons Unknown” (Co-author), which won the Mystery Writers of America Edgar Award for best non-fiction in 1978, and “Confessions”, a book of political essays published in 1980, which won the Canadian periodical publishers prize.

      Paul B. Healy, Vice President, Corporate Development and Investor Relations. Mr. Healy has served as Vice President, Corporate Development and Investor Relations since October 25, 1995. Mr. Healy also serves as a Vice President of Hollinger Canadian Publishing Holdings Inc.. Mr. Healy was a Vice President of The Chase Manhattan Bank, N.A. for more than five years prior to October 1995, serving as a corporate finance specialist in the media and communications sector.

      Peter Y. Atkinson, Vice President. Mr. Atkinson has served as Vice President since 1997. Mr. Atkinson has served as Vice President and Corporate Counsel of Hollinger Inc. since 1996. Mr. Atkinson also serves as Vice President and General Counsel and as a Director of Hollinger Canadian Publishing Holdings Inc.. Mr. Atkinson was previously a partner at the law firm of Aird & Berlis, which he joined in 1976.

      Mark S. Kipnis, Vice President and Secretary. Mr. Kipnis has served as Vice President and Secretary since January 1998 and as a Director of Jerusalem Post since 1999. Mr. Kipnis also serves as Vice President of Hollinger Canadian Publishing Holdings Inc.. Mr. Kipnis also serves as a director of CoBiz Inc., a NASDAQ publicly traded company. Mr. Kipnis was previously a partner at the law firm of Holleb & Coff, which he joined in 1974.

      John D. Ferguson, Vice President, Production. Mr. Ferguson has served as Vice President, Production since 1996. Mr. Ferguson served as Vice President, Production at Southam from 1993 to 1996. Mr. Ferguson was previously Deputy Managing Director of Mirror Group PLC, which he joined in 1966.

      Frederic Lebolt, Vice President, New Media. Mr. Lebolt has served as Vice President, New Media since February 1999. He has served as Vice President of Hollinger Digital Inc. since 1997. Mr. Lebolt was previously Director of Online Publications of the Chicago Sun-Times, which he joined in 1994.

      Robert T. Smith, Treasurer. Mr. Smith has served as Treasurer since May 1998. Mr. Smith was Vice President of Chase Securities, Inc. and The Chase Manhattan Bank in the Media and Telecommunications Group from 1987 to 1998 and 1976 through 1982. From 1983 to 1987, Mr. Smith served as Assistant Treasurer for AT&T Long Lines and AT&T Communications, AT&T’s long distance subsidiary.

      Jerry J. Strader, President, Suburban Chicago Newspaper Division. Mr. Strader was appointed President of the Company’s Suburban Chicago Newspaper Division in September of 2000. He served as President of the Company’s Community Group (American Publishing Company) from February 1996 until August 2000. He served as Senior Vice President of American Publishing Company from 1994 to 1996 and as a Regional Manager of American Publishing Company and as publisher of The Meridian Star, one of the Company’s daily newspapers from 1990 to 1994.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “HLR.” At March 21, 2001 there were 84,285,671 shares of Class A Common Stock outstanding and held by approximately 220 holders of record and approximately 4000 beneficial owners. The Class B Common Stock of the Company is not publicly traded. As of March 21, 2001, 14,990,000 shares of Class B Common Stock were outstanding and owned by Hollinger Inc. The 134,126 shares of Series E Preferred Stock, held by Hollinger Inc., are convertible into 891,173 shares of Class A Common Stock (as of March 21, 2001). The Company issued in 1997, 829,409 shares of Series C Convertible Preferred Stock, par value $0.1 per share (“Series C Preferred Stock”) to Hollinger Inc. The Series C Preferred Stock was issued at $108.50 per share and pays a dividend of 9.5% per annum. The Series C Preferred Stock is convertible into 8,181,788 shares of Class A Common Stock (as of March 21, 2001).

      The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock, as reported by the New York Stock Exchange Composite Transactions Tape for the period since January 1, 1999, and the cash dividends declared per share on the Class A Common Stock.

	Price Range
			Cash Dividends
			Declared
Calendar Period	High	Low	Per Share

1999

First Quarter	$14.938	$11.125	$0.1375

Second Quarter	16.813	11.875	0.1375

Third Quarter	13.250	9.813	0.1375

Fourth Quarter	13.625	9.750	0.1375

2000

First Quarter	$13.625	$10.063	$0.1375

Second Quarter	14.750	9.688	0.1375

Third Quarter	17.063	13.375	0.1375

Fourth Quarter	16.875	13.875	0.1375

2001

First Quarter (through March 21, 2001)	$16.490	$14.800	$0.1375

      On March 21, 2001 the closing price of the Class A Common Stock was $14.87 per share. Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid.

      As an international holding company, the Company’s ability to declare and pay dividends in the future with respect to its Common Stock will be dependent, among other factors, upon its results of operations, financial condition and cash requirements, the ability of its United States and foreign subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in existing and future loan agreements, the prior payments of dividends to holders of Series C Preferred Stock and Series E Preferred Stock, and other financing obligations to third parties relating to such United States or foreign subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities.

Item 6. Selected Financial Data

		Year Ended December 31,

		(In thousands, except per share amounts)
	2000	1999	1998	1997	1996

Statement of Operations Data: (1)

Operating revenues:

Advertising	$1,543,882	$1,557,033	$1,565,790	$1,567,897	$1,364,527

Circulation	447,050	487,002	517,629	523,591	562,122

Job printing	59,089	48,207	70,461	80,024	80,132

Other	45,998	55,160	43,880	40,018	67,241

Total operating revenues	2,096,019	2,147,402	2,197,760	2,211,530	2,074,022

Operating costs and expenses	1,742,169	1,787,146	1,774,661	1,783,995	1,782,053

Stock-based compensation	1,518	–	–	–	–

Infrequent items	7,950	22,046	26,172	25,243	41,567

Depreciation and amortization	122,634	125,408	114,848	114,570	102,435

Operating income	221,748	212,802	282,079	287,722	147,967

Interest expense	(142,713)	(131,600)	(105,841)	(113,558)	(84,356)

Amortization of debt issue costs	(10,469)	(16,209)	(5,869)	(13,466)	(16,640)

Equity in earnings of affiliates	(20,340)	(2,106)	(1,199)	5,807	12,050

Other income, net (2)	500,839	349,939	337,470	77,644	70,917

Earnings before income taxes, minority interest and extraordinary items	549,065	412,826	506,640	244,149	129,938

Income taxes	374,898	155,203	223,099	93,655	51,865

Earnings before minority interest and extraordinary items	174,167	257,623	283,541	150,494	78,073

Minority interest	50,760	7,088	81,562	45,973	33,138

Earnings before extraordinary items	123,407	250,535	201,979	104,521	44,935

Extraordinary items	(6,332)	(5,183)	(5,067)	–	(2,150)

Net earnings	$117,075	$245,352	$196,912	$104,521	$42,785

Basic earnings per share	$1.10	$2.30	$1.65	$0.93	$0.41

Cash dividends declared per common share	$0.55	$0.55	$0.475	$0.40	$0.40

Balance Sheet Data (1):

Working capital (deficit)	$(257,506)	$(113,115)	$(141,688)	$56,365	$(695,760)

Total assets (4)	2,750,997	3,503,024	3,251,724	3,023,921	3,425,544

Minority interest	89,228	155,901	107,002	203,034	109,943

Total long-term debt (3)	812,248	1,653,936	1,499,518	1,428,415	711,348

Redeemable preferred stock	13,088	13,591	31,562	75,891	605,579

Total stockholders’ equity (5)	857,197	902,225	817,921	687,602	686,326

		Year Ended December 31,

		(In thousands, except per share amounts)
	2000	1999	1998	1997	1996

Segment Data (1):

Operating Revenues:

Chicago Group	$401,417	$390,473	$379,109	$341,368	$333,632

Community Group	67,336	96,674	210,107	292,265	273,740

U.K. Newspaper Group	562,068	550,474	550,525	492,270	451,902

Canadian Newspaper Group	1,065,198	1,109,781	1,058,019	1,085,627	1,014,748

Total Operating Revenues	$2,096,019	$2,147,402	$2,197,760	$2,211,530	$2,074,022

Operating Income (7)(8):

Chicago Group	$33,251	$45,234	$34,093	$37,862	$16,723

Community Group	3,019	9,471	38,312	53,453	47,158

U.K. Newspaper Group	85,755	70,007	66,458	49,224	33,928

Canadian Newspaper Group	109,191	110,136	169,388	172,426	91,725

Total Operating Income	$231,216	$234,848	$308,251	$312,965	$189,534

EBITDA (6)(7)(8):

Chicago Group	$57,334	$65,189	$54,404	$53,093	$34,268

Community Group	9,265	18,571	57,579	79,880	72,439

U.K. Newspaper Group	103,343	88,964	85,871	67,300	48,245

Canadian Newspaper Group	183,908	187,532	225,245	227,262	137,017

Total EBITDA	$353,850	$360,256	$423,099	$427,535	$291,969

(1)	The financial data presented is derived from the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations Overview.

(2)

Other income, net, primarily includes the gain on the sale of Fairfax, gain on the sale of investments and marketable securities, gains on sales of newspaper operations, gain on the dilution of interest in Hollinger L.P. and Interactive Investor International, write-off of investments, total return equity swap, foreign currency gains (losses) and interest and dividend income.

(3)	Long-term debt does not include intercompany indebtedness owed to Hollinger Inc.

(4)

Includes intangible assets, net of accumulated amortization, which amounted to $938,314,000 at December 31, 2000 and $2,031,610,000 at December 31, 1999. Such intangible assets consist of the value of acquired subscriber and advertiser lists, noncompetition agreements, archives and goodwill. The amortization periods for intangible assets do not exceed 40 years.

(5)	See Consolidated Statements of Stockholders’ Equity.

(6)

EBITDA represents earnings before interest expense, interest and dividend income, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, foreign currency gains and losses, extraordinary items, other income, infrequent items and stock-based compensation. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt, due to the significant number of acquisitions made by the Company which have resulted in non-cash charges for depreciation and amortization. These non-cash charges have adversely affected net earnings, but have not affected EBITDA.

(7)	Excludes infrequent items and stock-based compensation.

(8)	Includes allocation of corporate expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

      The Company’s business is concentrated in the publication of newspapers in the United States, Canada, United Kingdom, and Israel. Revenues are derived principally from advertising, paid circulation and, to a lesser extent, job printing. Of the Company’s total operating revenues in 2000, approximately 19.0% were attributable to the Chicago Group, 3.0% to the Community Group, 27.0% to the U.K. Newspaper Group, and 51.0% to the Canadian Newspaper Group. The Company’s Chicago Group is comprised of the Chicago Sun-Times and other daily and weekly newspapers in the greater Chicago metropolitan area. The Company’s Community Group operated and published newspapers in small and medium markets in the United States and also includes The Jerusalem Post. The Company’s U.K. Newspaper Group consists of the operations of the Telegraph Group Ltd. (“Telegraph”), its subsidiaries and joint ventures. The Canadian Newspaper Group consists of the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc.) (“Southam”), the Company’s investment in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) and The National Post Company (“National Post”).

      During 2000, the Company sold virtually all of its United States Community Group newspapers with only one Community Group newspaper and The Jerusalem Post remaining at December 31, 2000. In addition, as described in greater detail below, the Company’s Canadian operations were significantly reduced on completion of the sale to CanWest Global Communications Corp. (“CanWest”) of a significant number of Canadian newspapers and Internet properties.

      Over the past few years, the Company has developed a comprehensive Internet strategy. Internet activities fall into three main areas: (1) websites related to the various print publications, which are 100% owned and reported within the traditional newspaper segments; (2) joint ventures between our print publications and unrelated outsiders, where each adds value and over which the Company has a certain amount of control; and (3) minority investments in unrelated third parties. The print-related and joint venture strategies represent an opportunity to fortify the newspapers in their local markets by providing them with the necessary tools to offer a complete suite of online and print options for their clients. The Company has remained competitive by building significant websites at all our major divisions.

      The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. At December 31, 2000, 1999 and 1998, the Company’s interest in Southam was 100.0%, 100.0% and 71.0%, respectively. The Company’s interest in Hollinger L.P. was 87.0% and 85.0% at December 31, 2000 and 1999. The Company’s interest in National Post was 50.0%, 100.0% and 100.0% at December 31, 2000, 1999 and 1998, respectively. All intercompany balances and transactions have been eliminated on consolidation.

Significant Transactions

      In January 2000, 706,469 shares of the Company’s Preferred Redeemable Increased Dividend Equity Securities (“PRIDES”), the last remaining PRIDES not held by related parties, were converted into 596,189 shares of Class A Common Stock of the Company.

      On February 17, 2000, Interactive Investor International, in which the Company owned 51.7 million shares or a 47.0% equity interest acquired at a cost of approximately $15.0 million, had its initial public offering (“IPO”), issuing 52 million shares and raising £78.0 million ($125.8 million). The IPO reduced the Company’s equity ownership interest to 33% and resulted in the recognition of a dilution gain of $17.0 million. Subsequently, the Company sold five million shares of its holding, reducing its equity interest to 28.5%, and resulting in a pre-tax gain of $1.6 million.

      On November 16, 2000, the Company and its affiliates, Southam and Hollinger L.P. (“Hollinger Group”) completed the sale of most of its Canadian newspapers and related assets to CanWest. Included in the sale were the following assets of the Hollinger Group:

•	a 50% interest in National Post, with the Company continuing as managing partner;

•

the metropolitan and a large number of community newspapers in Canada (including the Ottawa Citizen, The Vancouver Sun, The Province (Vancouver), the Calgary Herald, the Edmonton Journal, The Gazette (Montreal), The Windsor Star, the Regina Leader Post, the Star Phoenix and the Times-Colonist (Victoria); and

•	the operating Canadian Internet properties, including canada.com.

      The sale resulted in the Hollinger Group receiving approximately Cdn. $1.7 billion ($1.1 billion) cash, approximately Cdn. $425 million ($277 million) in voting and non-voting shares of CanWest at fair value (representing an approximate 15.6% equity interest and 5.7% voting interest) and subordinated non-convertible debentures of a holding company in the CanWest group at fair value of approximately Cdn. $697 million ($456 million). The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which in total approximates an additional $40.7 million. $972 million of the cash proceeds from this sale were used to pay down the Company’s Bank Credit Facility.

      During 2000, the Company sold most of its remaining U.S. community newspaper properties including 11 paid dailies, three paid non-dailies and 31 free distribution publications for total proceeds of approximately $215.0 million. Pre-tax gains totaling $91.2 million were recognized on these sales.

      In December 2000, the Company acquired four paid daily newspapers, one paid non-daily and 12 free distribution publications in the Chicago suburbs, for total consideration of $111.0 million.

      In November 2000, Southam converted a promissory note from Hollinger L.P. in the principal amount of Cdn. $225.8 million ($147.9 million) into 22,575,324 limited partnership units of Hollinger L.P., thereby increasing its interest in Hollinger L.P. to 87.0%.

      In January 1999, Hollinger Canadian Publishing Holdings Inc. (“HCPH”) acquired 19,845,118 outstanding Southam common shares which had been tendered pursuant to HCPH’s offer to all Southam shareholders to acquire the shares for Cdn. $25.25 cash per share after payment by Southam of a special dividend of Cdn. $7.00 per share. The aggregate consideration paid was $327.5 million and this purchase of shares brought the Company’s ownership interest in Southam to approximately 97%. The purchase price was funded through HCPH’s portion of the Southam special dividend together with borrowings by HCPH under the Bank Credit Facility. In February 1999, HCPH purchased the remaining Southam common shares pursuant to applicable Canadian law for aggregate consideration of $36.5 million.

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

      In April 1999, the Company formed Hollinger L.P. Hollinger L.P. acquired 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada from Southam, UniMédia Inc. and Sterling Newspapers Company in exchange for promissory notes due April 29, 2020 of $309.5 million (Cdn. $451.2 million) and 135,945,972 units in Hollinger L.P. The transfer of properties to Hollinger L.P. was accounted for at historical carrying values and no gain was recognized on the transfer.

      On April 30, 1999, Hollinger L.P. completed a Cdn. $200.0 million ($137.2 million) private placement and investors subsequently received 20 million partnership units of Hollinger L.P. During July 1999 Hollinger L.P. completed its initial public offering issuing four million units at Cdn. $10 per unit for total proceeds of Cdn. $40.0 million ($27.0 million). All partnership units, including the 20 million units issued through the April 30, 1999 private placement, are listed on The Toronto Stock Exchange. After the initial public offering the Company continued to hold indirectly approximately 85% of the equity of Hollinger L.P. The net proceeds of the offerings were applied to reduce bank debt of the Hollinger Group. The reduction in the Company’s indirect ownership interest in Hollinger L.P. due to the sales of partnership units resulted in the recognition of dilution gains of $77.3 million. The Company’s indirect ownership in the equity of Hollinger L.P. was 85.0% at December 31, 1999.

      On April 30, 1999, Hollinger International Publishing Inc. (“Publishing”), HCPH, Telegraph, Southam, HIF Corp. (“HIF”) and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility (“Restated Credit Facility”) for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The loans under the Restated Credit Facility bore interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. On June 4, 1999, the revolving credit line was increased by $50.0 million. On September 30, 1999, the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million. As noted elsewhere, this facility was substantially repaid in November 2000 with the facility being reduced to $5.0 million.

      In January 1998, the Company completed a sale of approximately 80 community newspapers for aggregate cash consideration of approximately $310.0 million. The proceeds from the sale were used to repay notes at the Community Group and pay down $175.0 million of outstanding debt on the Bank Credit Facility. A pre-tax gain of $201.2 million was recognized on this transaction. In addition, the Company’s Canadian subsidiaries, in three separate transactions in 1998, sold a magazine and four newspaper properties for total proceeds of $267.4 million resulting in pre-tax gains of $161.8 million.

      In three separate transactions in 1998, the Company and its subsidiaries acquired five daily and certain community newspapers for total cash consideration of $250.3 million. Included in these transactions was the acquisition by Southam of the Financial Post Company, which published the Financial Post. In October 1998, Southam launched the National Post, a new national daily newspaper in Canada, incorporating the Financial Post as the business section of the National Post.

      During 1998, the Company issued an exchange offer to convert the PRIDES into Class A Common Stock. 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock.

      During 1998, HCPH acquired 8,268,900 additional shares of Southam increasing its ownership interest to 69.1%. Subsequently, Southam repurchased some its own common shares, increasing the Company’s ownership interest to 71.0%.

Subsequent Event

      In November 2000, Hollinger L.P. approved the sale of UniMédia Company to Gesca Limited, a subsidiary of Power Corporation of Canada. The sale closed effective January 2001. The publications sold represent the French- language newspapers of Hollinger L.P. including three paid circulation dailies and 15 weeklies published in Quebec and Ontario.

      The following table sets forth, for the periods indicated, certain items and related percentage relationships included in the Company’s Consolidated Statements of Operations.

Years Ended December 31,	2000	1999	1998	2000	1999	1998

(dollars in thousands)
Operating revenue Chicago Group	$401,417	$390,473	$379,109	19.2%	18.2%	17.3%

Community Group	67,336	96,674	210,107	3.2	4.5	9.6

U.K. Newspaper Group	562,068	550,474	550,525	26.8	25.6	25.0

Canadian Newspaper Group	1,065,198	1,109,781	1,058,019	50.8	51.7	48.1

Total operating revenue	$2,096,019	$2,147,402	$2,197,760	100.0%	100.0%	100.0%

Operating income (4) (5) Chicago Group	$33,251	$45,234	$34,093	14.4%	19.3%	11.1%

Community Group	3,019	9,471	38,312	1.3	4.0	12.4

U.K. Newspaper Group	85,755	70,007	66,458	37.1	29.8	21.5

Canadian Newspaper Group	109,191	110,136	169,388	47.2	46.9	55.0

Total operating income	$231,216	$234,848	$308,251	100.0%	100.0%	100.0%

EBITDA (2) (4) (5) Chicago Group	$57,334	$65,189	$54,404	16.2%	18.0%	12.9%

Community Group	9,265	18,571	57,579	2.6	5.2	13.6

U.K. Newspaper Group	103,343	88,964	85,871	29.2	24.7	20.3

Canadian Newspaper Group	183,908	187,532	225,245	52.0	52.1	53.2

Total EBITDA	$353,850	$360,256	$423,099	100.0%	100.0%	100.0%

EBITDA Margin (3) Chicago Group				14.3%	16.7%	14.4%

Community Group				13.8%	19.2%	27.4%

U.K. Newspaper Group				18.4%	16.2%	15.6%

Canadian Newspaper Group				17.3%	16.9%	21.3%

Total EBITDA				16.9%	16.8%	19.3%
Total EBITDA

(Footnotes following tables)

      The following table sets forth, for the periods indicated, certain items and related percentage relationships included in the Company’s Consolidated Statements of Operations.

Years Ended December 31,	2000	1999	1998	2000	1999	1998

(dollars in thousands)
Chicago Group Operating revenue Advertising	$305,027	$294,124	$281,615	76.0%	75.4%	74.3%

Circulation	80,261	80,551	82,534	20.0	20.6	21.8

Job printing and other	16,129	15,798	14,960	4.0	4.0	3.9

Total operating revenue	401,417	390,473	379,109	100.0	100.0	100.0

Operating costs (1) (4) (5) Newsprint	69,238	64,408	71,101	17.2	16.5	18.8

Compensation costs	151,648	147,951	145,635	37.8	37.9	38.4

Other operating costs	123,197	112,925	107,969	30.7	28.9	28.5

Depreciation	11,141	8,929	9,207	2.8	2.3	2.4

Amortization	12,942	11,026	11,104	3.2	2.8	2.9

Total operating costs	368,166	345,239	345,016	91.7	88.4	91.0

Operating income (1) (4) (5)	$33,251	$45,234	$34,093	8.3%	11.6%	9.0%

Community Group Operating revenue Advertising	$38,294	$57,535	$135,216	56.9%	59.5%	64.4%

Circulation	19,168	26,618	49,449	28.4	27.5	23.5

Job printing and other	9,874	12,521	25,442	14.7	13.0	12.1

Total operating revenue	67,336	96,674	210,107	100.0	100.0	100.0

Operating costs (1) (4) (5) Newsprint	6,027	9,355	23,173	9.0	9.7	11.0

Compensation costs	25,056	35,665	70,496	37.2	36.9	33.6

Other operating costs	26,988	33,083	58,859	40.1	34.2	28.0

Depreciation	2,873	3,956	7,185	4.3	4.1	3.4

Amortization	3,373	5,144	12,082	4.9	5.3	5.8

Total operating costs	64,317	87,203	171,795	95.5	90.2	81.8

Operating income (1) (4) (5)	$3,019	$9,471	$38,312	4.5%	9.8%	18.2%

(Footnotes following tables)

      The following table sets forth, for the periods indicated, certain items and related percentage relationships included in the Company’s Consolidated Statements of Operations.

Years Ended December 31,	2000	1999	1998	2000	1999	1998

(dollars in thousands)
U.K. Newspaper Group Operating revenue Advertising	$388,283	$365,005	$366,742	69.1%	66.3%	66.7%

Circulation	145,099	158,683	163,206	25.8	28.8	29.6

Job printing and other	28,686	26,786	20,577	5.1	4.9	3.7

Total operating revenue	562,068	550,474	550,525	100.0	100.0	100.0

Operating costs (1) (4) (5) Newsprint	91,836	97,045	101,750	16.3	17.6	18.5

Compensation costs	97,551	91,870	88,604	17.4	16.7	16.1

Other operating costs	269,338	272,595	274,300	47.9	49.5	49.8

Depreciation	7,853	8,522	8,739	1.4	1.5	1.6

Amortization	9,735	10,435	10,674	1.7	1.9	1.9

Total operating costs	476,313	480,467	484,067	84.7	87.2	87.9

Operating income (1) (4) (5)	$85,755	$70,007	$66,458	15.3%	12.8%	12.1%

Canadian Newspaper Group Operating revenue Advertising	$812,278	$840,369	$782,217	76.3%	75.8%	74.0%

Circulation	202,522	221,150	222,440	19.0	19.9	21.0

Job printing and other	50,398	48,262	53,362	4.7	4.3	5.0

Total operating revenue	1,065,198	1,109,781	1,058,019	100.0	100.0	100.0

Operating costs (1) (4) (5) Newsprint	137,076	140,042	147,785	12.9	12.6	14.0

Compensation costs	388,096	408,879	394,391	36.4	36.8	37.3

Other operating costs	356,118	373,328	290,598	33.4	33.6	27.4

Depreciation	42,679	42,746	34,711	4.0	3.9	3.3

Amortization	32,038	34,650	21,146	3.0	3.1	2.0

Total operating costs	956,007	999,645	888,631	89.7	90.0	84.0

Operating income (1) (4) (5)	$109,191	$110,136	$169,388	10.3%	10.0%	16.0%

(1)	Percentage relationships are expressed as a percentage of total operating revenue.

(2)

EBITDA represents earnings before interest expense, interest and dividend income, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, foreign currency gains and losses, extraordinary items, other income, infrequent items and stock-based compensation. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt. The significant number of acquisitions made by the Company have resulted in non-cash charges for depreciation and amortization, which have adversely affected net income, but have not affected EBITDA.

(3)	EBITDA Margin represents EBITDA divided by related operating revenue.

(4)	Includes allocation of corporate expenses.

(5)	Excludes infrequent items and stock-based compensation.

Results of Operations

      2000 Compared with 1999

      Net Earnings The Company had net earnings of $117.1 million, or $1.10 per share in 2000, compared with net earnings of $245.4 million, or $2.30 per share in 1999. Earnings in 2000 and 1999 include a number of infrequent and non-recurring items and the results for 2000 have been affected by changes in accounting standards with respect to repriced options and the Company’s total return equity swap. Excluding infrequent and non-recurring items, and the effects of changes in accounting standards, earnings for the year ended December 31, 2000 were $52.7 million compared with $62.1 million in 1999 and diluted earnings per share were $0.47 in 2000 compared with $0.53 in 1999.

      Operating Income Operating income in 2000 was $221.7 million compared with $212.8 million in 1999 an increase of $8.9 million. The increase in operating income is due to several factors. Improved operating results at the U.K. Newspaper Group and National Post were partly offset by a decrease in operating income at the Chicago Group and sales of newspaper properties in the Community Group in both 1999 and 2000 and in the Canadian Newspaper Group in 2000 have reduced operating income in 2000 compared with 1999. In addition, in 1999 infrequent items included a one-time expense related to a pension and post retirement plan liability adjustment of $11.9 million.

      Operating Revenues Operating revenues were $2,096.0 million in 2000 compared to $2,147.4 million in 1999, a decrease of $51.4 million. The overall decrease in revenue is primarily due to the 1999 and 2000 sales of Community Group newspapers and the November 16, 2000 sale to CanWest of certain Canadian newspaper properties. The effects of these sales have more than offset increased operating revenues at the U.K. Newspaper Group and the National Post.

      Operating Expenses Total operating costs and expenses were $1,874.3 million in 2000 compared to $1,934.6 million in 1999. Newsprint expense decreased year over year by 2.1%. This decrease is primarily due to lower consumption of newsprint resulting from the sale of Community newspaper properties during both 1999 and 2000 and the November 16, 2000 sale of Canadian properties to CanWest. In addition average newsprint prices in pounds sterling at the U.K. Newspaper Group in 2000 were approximately 4% lower than in 1999. These decreases were partly offset by increased consumption at the U.K. Newspaper Group and an increase of 7% in the 2000 average newsprint price compared with 1999 at the Chicago Group. Compensation costs decreased year over year by $22.0 million or 3.2% and other operating costs decreased year over year by $16.3 million or 2.1%. These reductions are mainly due to the sales of properties. Depreciation in 2000 was $64.5 million compared with $64.2 million in 1999. Lower depreciation resulting from the sales of properties in both the Community Group and Canadian Newspaper Group was offset by increased depreciation at the Chicago Group related to the new printing facility. Amortization in 2000 was $58.1 million compared with $61.3 million in 1999, a decrease of $3.2 million. This decrease results from the sales of properties. Operating expenses included infrequent items of $8.0 million in 2000, which primarily consisted of duplicated costs resulting from operating two plants during the start-up of the new plant in Chicago. The production facility is expected to be fully completed during 2001. In 1999, infrequent items totaled $22.0 million and consisted primarily of costs related to the start-up of the new plant in Chicago and accounting adjustments related to pension liabilities. In addition, stock-based compensation expense in 2000 totaled $1.5 million and related to a change in the interpretation of accounting principles in 2000 in respect of stock options that were repriced in 1999. There was no similar expense in 1999.

      Interest Expense Interest expense was $142.7 million in 2000 compared with $131.6 million in 1999, an increase of $11.1 million or 8.4%. This increase results from higher debt levels until November 16, 2000 when the Bank Credit Facility was repaid, increased interest rates throughout 2000 and the impact of expensing rather than capitalizing pre-production interest costs related to the new Chicago printing plant.

      Amortization of Debt Issue Costs Amortization of debt issue costs in 2000 was $10.5 million and represents debt issue costs on the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility until November 16, 2000. Amortization of debt issue costs in 1999 totaled $16.2 million and included both regular amortization of these costs and a one-time write-off of issue costs related to debt incurred to buyout the Southam minority in January 1999.

      Interest and Dividend Income Interest and dividend income in 2000 amounted to $18.5 million compared with $7.7 million in 1999, an increase of $10.8 million. This increase primarily results from interest on the CanWest debentures from November 17 to December 31, 2000.

      Foreign Currency Gains and Losses Foreign currency losses in 2000 totaled $16.0 million and in 1999 foreign currency gains totaled $13.8 million. The 2000 loss results entirely from the translation of amounts borrowed under the Bank Credit Facility in U.S. dollars by a Canadian subsidiary and which were repaid in November 2000. In 1999, $8.8 million of the gain resulted from translation of the same U.S. dollar borrowings under the Bank Credit Facility.

      Other Income Net other income in 2000 totaled $478.0 million and included $493.2 million gains on sale of publishing interests, $32.6 million gains on sales of investments, a $17.0 million dilution gain in respect of the investment in Interactive Investor International, a $16.3 million loss in respect of the total return equity swap, a $20.6 million write-off of investments and $20.3 million losses from equity accounted companies. Other income of $326.3 million in 1999 consisted primarily of gains on sales of newspaper operations at the Community Group of $270.0 million and a $77.3 million gain on the dilution of the Company’s interest in Hollinger L.P.

      Minority Interest Minority interest in 2000 amounted to $50.8 million compared with $7.1 million in 1999. Minority interest in 2000 includes the minority’s share of Hollinger L.P., including the gain on sale of newspaper properties to CanWest, $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amounts and the minority’s share of the National Post loss subsequent to November 16, 2000.

      Minority interest in 1999 represented the minority’s share of Hollinger L.P. for May to December and the minority’s share of net earnings of Southam prior to the Company acquiring the remaining minority share of Southam in January and February 1999.

      Chicago Group

      Operating revenues for the Chicago Group were $401.4 million in 2000 compared with $390.5 million in 1999. Chicago Group results are based on standard accounting periods which for 2000 has resulted in a 53 week year for the Chicago Group only. The effect of the 53rd week was to add $6.0 million to operating revenues and $6.2 million to operating cost and expenses. Operating revenues for operations owned in both years based on a 52 week year were $389.2 million in 2000 compared with $390.5 million in 1999. Advertising revenue was up 0.4% while circulation revenue decreased 3.0% from 1999, primarily at the Chicago Sun-Times. The ABC reported average daily circulation for the Chicago Sun-Times for the fourth quarter of 2000 reflects an increase of approximately 6,000 compared with the fourth quarter of 1999. However, circulation revenue was lower resulting from price discounting to build and maintain market share.

      Total operating costs and expenses, excluding infrequent items, were $368.2 million compared with $345.2 million in 1999. On a same store basis operating costs and expenses were $362.1 million in 2000 compared with $345.3 million. This increase results from the impact of the 53rd week, newsprint price increases, increased Internet costs and higher depreciation charges related to the new printing facility.

      On a same store basis, excluding the 53rd week and Internet results, operating income was $36.4 million in 2000 compared with $46.4 million in 1999. The effect of the 53rd week on same store operating income was negligible. Increases in newsprint expense and a decline in revenue on a 52-week basis resulted in a $5.2 million decline in operating income with the balance of the decline coming primarily from depreciation and amortization.

      Community Group

      Operating revenue and operating income in 2000 for the Community Group was $67.3 million and $3.0 million respectively compared with $96.7 million and $9.5 million respectively in 1999. The significant decrease in both operating revenue and operating income results entirely from the sales in both 1999 and 2000 of Community Group newspaper properties. At December 31, 2000 only one U.S. Community Group newspaper and The Jerusalem Post were still owned by the Company.

      U.K. Newspaper Group

      Operating revenues for the U.K. Newspaper Group were $562.1 million in 2000 compared with $550.5 million in 1999, an increase of 2.1%. However, in British pounds sterling, total operating revenue increased 9.0% and advertising revenue increased by 13.6%. Display advertising at the Telegraph increased by 16% year on year and this included a 29% increase in financial advertising. Recruitment revenue increased by almost 15% year on year. Other classified advertising performed well. The launch of a new travel section in the Sunday Telegraph assisted in the increase in travel revenues of 11.5%. Property, Automobile and Gardening advertising increased by 34%, 11.8% and 20.8% year on year, respectively, reflecting the continued strength of the economy in the U.K.

      In British pounds sterling, circulation revenue was down 2.4% year over year primarily as a result of an increase in the sales to subscribers and a decline in weekday newsstand sales.

      Total operating costs, excluding infrequent items, were $476.3 million in 2000 compared with $480.5 million in 1999. Newsprint expense was $91.8 million in 2000 compared with $97.0 million in 1999. This reflects a year over year newsprint price decrease offset in part by increased consumption resulting from the increase in advertising. The newsprint price decrease reflects the longer-term purchasing methodology in the U.K. which usually causes a delay in realizing the effect of newsprint price changes. Compensation and other costs increased in pounds sterling compared with 1999, primarily from higher production and editorial costs, higher marketing and promotion costs and an increase in Internet costs. EBITDA, excluding infrequent items in 2000, was $103.3 million compared with $89.0 million in 1999, an increase of 16.1%. In pounds sterling EBITDA, excluding infrequent items, in 2000 was £67.8 million compared with £54.8 million in 1999, an increase of 23.7%. In 2000 the average exchange rate for the pound sterling into U.S. dollars was 1.52 compared with 1.62 in 1999.

      Canadian Newspaper Group

      Operating revenues in the Canadian Newspaper Group were $1,065.2 million in 2000 compared with $1,109.8 million in 1999 and operating income was $109.2 million in 2000 compared with $110.1 million in 1999. The reported results include the results of operations sold to CanWest for the period January 1 to November 16, 2000 and for all of 1999. The National Post, which is included throughout both years, had revenue and EBITDA losses of $90.9 million and $28.9 million respectively in 2000 compared with $70.3 million and $44.3 million respectively in 1999.

      Revenue and EBITDA for Canadian operations not sold at December 31, 2000, excluding National Post, and reported in the year ended December 31, 2000 was Cdn. $390.9 million and Cdn. $67.9 million as compared to Cdn. $384.1 million and Cdn. $67.8 million in 1999.

      These amounts include revenue and EBITDA of Canadian operations sold subsequent to December 31, 2000 of Cdn. $127.5 million and Cdn. $20.2 million for 2000 and Cdn. $126.5 million and Cdn. $19.5 million for 1999. Included in Canadian operations not sold are costs for Internet operations retained of Cdn. $2.6 million in 2000 and Cdn. $2.4 million in 1999.

1999 Compared with 1998

      Net Earnings The Company had net earnings of $245.4 million, or $2.30 per share in 1999, compared with net earnings of $196.9 million, or $1.65 per share in 1998. Earnings in 1999 and 1998 included a number of infrequent and non-recurring items. For the year ended December 31, 1999, earnings excluding infrequent and non-recurring items were $62.1 million compared to $95.8 million in 1998. Assuming all instruments were dilutive, diluted earnings per share excluding infrequent and non-recurring items were $0.53 per share in 1999 compared to $0.78 per share in 1998.

      Operating Income Operating income in 1999 was $212.8 million compared to $282.1 million in 1998. The decrease in operating income was due to several factors. Community Group newspaper operations sold during 1998 and 1999 contributed $30.6 million to reported operating income in 1998 and $1.2 million in 1999. In addition, operating income in both 1999 and 1998 was affected by start-up losses at the National Post of $48.7 million and $7.9 million, respectively. Operating income in 1999 was also affected by increased amortization of intangibles related to the acquisition of the remaining Southam shares in January 1999 and increased losses from Internet activities.

      Operating Revenues Operating revenues were $2,147.4 million in 1999 compared to $2,197.8 million in 1998, a decrease of $50.4 million. The overall decrease in revenue was primarily due to the 1999 and 1998 sales of newspaper operations at the Community Group and the Canadian Newspaper Group. Newspaper operations sold contributed $204.3 million to operating revenues in 1998 and $17.9 million in 1999. The decreases in operating revenues resulting from these sales were offset, to a large extent, by operating revenues from the National Post, which commenced operations in October 1998 and 1998 acquisitions at the Canadian Newspaper Group.

      Operating Expenses Total operating costs and expenses were $1,934.6 million in 1999 compared to $1,915.7 million in 1998. Newsprint expense decreased over the prior year by 9.6%. The decrease in newsprint expense was primarily due to the decrease in newsprint price. Newsprint prices decreased by 9.8% at the Chicago Group, 10.5% at the Community Group, 5.7% at the U.K. Newspaper Group and 9.9% at the Canadian Newspaper Group. Lower consumption as a result of the sale of newspaper operations at the Community Group was largely offset by an increase in consumption at the Canadian Newspaper Group primarily resulting from the National Post. Compensation costs decreased year over year by $14.8 million or 2.1%. The overall reduction in compensation costs was due to the sales of newspaper operations at the Community Group offset in part by increased compensation resulting from the full year of operation of the National Post. Other operating costs increased $60.2 million year over year mainly as a result of 1999 including a full year of operations of the National Post offset by lower other operating costs at the Community Group as a result of the sale of newspaper operations. Amortization increased year over year by $6.2 million primarily as a result of increased amortization of intangibles related to the acquisition of the remaining Southam shares in January 1999, offset by reduced amortization at the Community Group as a result of the sale of newspaper operations. Operating expenses included $22.0 million of infrequent items in 1999, which consisted primarily of costs related to the start-up of the new plant in Chicago and accounting adjustments related to pension liabilities. Operating expenses included infrequent items of $26.2 million in 1998, which included $13.1 million of start-up costs relating to the National Post and other one-time charges.

      Other Income Other income of $326.3 million in 1999 consisted primarily of gains on sales of newspaper operations at the Community Group and the gain on the dilution of the Company’s interest in Hollinger L.P. Other income of $331.4 million in 1998 consisted primarily of the gains on sales of newspaper operations at the Community Group and Canadian Newspaper Group.

      Interest Expense Interest expense increased 24.3% primarily due to interest on additional debt incurred related to the acquisition of the Southam minority in January 1999 and the repurchases in 1999 of the Company’s common stock.

      Amortization of Debt Issue Costs Amortization of debt issue costs represented debt issue costs on the Senior Notes, Senior Subordinated Notes and the Bank Credit Facility. Amortization of debt issue costs in 1999 included regular amortization of these costs and a one-time write-off of issue costs related to debt incurred to buyout the Southam minority in January 1999.

      Minority Interest Minority interest in 1999 represented the minority interest in the earnings of Hollinger L.P. and in 1998 represented the minority interest in earnings of Southam.

      Chicago Group

      Operating revenues for the Chicago Group were $390.5 million in 1999 compared with $379.1 million in 1998. Operating revenues for operations owned in both years were $388.0 million in 1999 compared to $379.1 million in 1998. The same store revenue growth was driven by a 3.7% increase in advertising revenues primarily at the Chicago Sun-Times offset by a 2.8% reduction in circulation revenue due to both price competition and lower circulation volume.

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

      Community Group

      Operating revenues for the Community Group were $96.7 million in 1999 compared with $210.1 million in 1998. The decrease in operating revenue was the result of the sale of newspaper operations in 1999. Operating revenues for newspapers owned in both years were $50.7 million in 1999 compared with $50.1 million in 1998; EBITDA was $14.3 million in 1999 compared with $13.4 million in 1998 and operating income was $9.6 million in 1999 compared with $8.0 million in 1998. This improvement in operating income and EBITDA resulted from a slight improvement in operating revenue as well as 10.5% year over year reduction in newsprint prices. Newspaper operations sold contributed $17.3 million in operating revenue in 1999 and $139.2 million in 1998.

      U.K. Newspaper Group

      Operating revenues for the U.K. Newspaper Group were flat year over year. However, when expressed in British pounds sterling, total operating revenues increased by 2.4% and advertising revenue increased 1.9%. Advertising revenues continued to increase primarily a result of a continued buoyant advertising market in all sectors except recruitment advertising. However, the slowdown in recruitment classifieds was more than offset by growth in other classified categories and display advertising. Also, recruitment advertising turned the corner, showing a year over year increase of 3.0% for the fourth quarter of 1999. In British pounds sterling, circulation revenues were flat year over year and other operating revenue in 1999 increased 33.6% over 1998. The increases are primarily due to increased revenue from Telegraph Enterprises, a division of Telegraph Group Limited, which used the Telegraph brand to facilitate sales of goods and services to readers.

      Total operating costs and expenses, excluding infrequent items were $480.5 million in 1999 compared to $484.1 million in 1998. Newsprint expense was $97.0 million in 1999 compared with $101.8 million in 1998, a decrease of $4.8 million. This reflects a 5.7% year over year price decrease offset in part by a consumption increase. The newsprint price improvement, although less than reported for United States properties, reflected the longer-term purchasing methodology in the U.K. which usually caused a delay in realizing the effect of newsprint changes and resulted in smaller price swings during periods of increasing newsprint prices. Operating income, excluding infrequent items, increased $3.5 million from 1998.

Canadian Newspaper Group

      Operating revenues in the Canadian Newspaper Group were $1,109.8 million in 1999 compared with $1,058.0 million in 1998, an increase of $51.8 million or 4.9%. Most of this increase resulted from revenues from the National Post, in its first year of operation and 1999 revenues from operations acquired during 1998 offset by lower 1999 revenue resulting from operations which were sold in 1998. Revenues from newspapers owned in both years were $914.5 and $910.9 million in 1998.

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

      Depreciation in 1999 increased $8.0 million over 1998 as a result of fixed asset additions and the National Post. Amortization increased $13.5 million from $21.1 million in 1998 to $34.7 million in 1999 primarily due to the additional amortization of intangible assets resulting from the 1998 and 1999 acquisitions of Southam shares.

Liquidity and Capital Resources

      Working Capital Working capital consists of current assets less current liabilities. Current assets were $486.3 million and $417.0 million at December 31, 2000 and 1999, respectively. Current liabilities, excluding debt obligations, were $739.1 million and $489.4 million, respectively, at December 31, 2000 and 1999. The Company’s consolidated working capital at December 31, 2000 and 1999, excluding debt obligations, were deficits of $252.8 million and $72.4 million, respectively. The increase in working capital deficiency is primarily due to the increased income taxes payable resulting from the sales of properties. Income taxes have been provided on gains on sales of assets computed on tax bases that result in higher gains for tax purposes than for accounting purposes. Tax planning strategies have been and may be implemented to defer and/or reduce these taxes but the effects of these strategies have not been reflected in the accounts.

      EBITDA EBITDA, which represents the Company’s earnings before interest expense, interest and dividend income, foreign currency gains and losses, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, certain other income items and extraordinary items was $344.4 million in 2000, $338.2 million in 1999 and $396.9 million in 1998, respectively. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt. EBITDA excluding infrequent items and stock-based compensation was $353.9 million, $360.3 million and $423.1 million in 2000, 1999 and 1998, respectively.

      Cash Flow Cash flows on a consolidated basis from operating activities were $59.8 million, $106.2 million and $53.7 million in 2000, 1999 and 1998, respectively.

      Cash flows provided by investing activities were $1,080.8 million in 2000 principally reflecting the proceeds on disposal of investments, the proceeds on disposal of newspaper properties at the Community Group and to CanWest, offset in part, by the acquisition cost of newspapers in the Chicago suburbs. Cash flows used in investing activities in 1999 were $59.6 million principally reflecting the capital expenditures at the Chicago Group for the new production facility, acquisition of the remaining minority of Southam and Internet related spending, offset in part, by proceeds from the disposition of certain U.S. community newspapers. Cash flows used in investing activities were $92.3 million in 1998 principally reflecting the acquisitions of the additional interest in Southam, capital expenditures at the Chicago Group for the new production facility, offset, in part, by net proceeds from dispositions of certain newspapers at the Community Group and the Canadian Newspaper Group.

      Cash flows used in financing activities in 2000 were $1,040.2 million primarily reflecting the repayment of debt, the redemption of HCPH Special shares and dividend payments. Cash flows used in financing activities in 1999 were $91.0 million, principally reflecting the payment by Southam of a special dividend, the repurchase of Class A Common Stock by the Company offset, in part, by the issuance of partnership units by Hollinger L.P. Cash flows used in financing activities in 1998 were $15.8 million principally reflecting changes in borrowings, dividend payments and repurchase of its own shares by Southam.

      Capital Expenditures and Acquisition Financing In the past three years the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under their bank credit facilities.

      Capital expenditures at the Chicago Group amounted to $25.7 million, $40.9 million and $75.6 million in 2000, 1999 and 1998, respectively. The Company began construction of a new printing facility in Chicago during 1998 which become partially operational in 2000. The capital expenditures are primarily related to the construction of this production facility. It is not expected that significant further capital expenditures will be required at the new production facility.

      Capital expenditures at the Community Group amounted to $3.3 million, $4.9 million and $8.8 million in 2000, 1999 and 1998, respectively.

      Capital expenditures at the Telegraph were $14.5 million, $5.6 million and $7.1 million in 2000, 1999 and 1998, respectively.

      Capital expenditures at the Canadian Newspaper Group were $28.8 million, $72.4 million and $69.2 million in 2000, 1999 and 1998, respectively. The capital expenditures in 1999 included new presses at Montreal, Saskatoon, Regina and new equipment at the Vancouver press facility.

      Debt Obligations The Company, Publishing and its principal subsidiaries are parties to various debt agreements that have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At December 31, 2000, the indebtedness of the Company was $812.2 million.

      1997 Note Offering On March 4, 1997, Publishing filed both a Prospectus and a Prospectus Supplement offering $200 million of Senior Notes due 2005 (the “Senior Notes”) and $200 million of Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”). On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, closing on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

      The Senior Notes are unsecured and senior obligations of Publishing and rank pari-passu with all other senior unsecured indebtedness of Publishing including Publishing’s bank credit facilities, mature on March 15, 2005 and bear interest at 8.625% per annum. The Senior Subordinated Notes are unsecured senior subordinated obligations of Publishing and rank pari-passu with all other senior subordinated indebtedness of Publishing including the existing 9.25% Senior Subordinated Notes due 2006. The Senior Subordinated Notes mature on March 15, 2007 and bear interest payable semi-annually at a rate of 9.25% per annum. The Indentures relating to the Senior Notes and the Senior Subordinated Notes contain financial covenants and negative covenants that limit Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock. The Company is in compliance with its covenants.

      Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay bank indebtedness, to repay the redeemable preference shares of DTH and FDTH and for general working capital.

      1996 Note Offering Publishing sold $250 million aggregate principal amount of Notes (the “Notes”) on February 7, 1996. The Notes mature on February 1, 2006, and are unsecured senior subordinated obligations of Publishing. Each Note bears interest at the rate of 9.25% per annum payable semi-annually on February 1 and August 1 of each year, which commenced on August 1, 1996. The Notes may be redeemed at any time on or after February 1, 2001, at the option of Publishing, in whole or in part, at a price of 104.625% of the principal amount thereof, declining ratably to par on or after February 1, 2004, together with accrued and unpaid interest to the redemption date. Payment of the principal, premium, and interest on the Notes is guaranteed by the Company on a senior subordinated basis (the “Guarantee”). The Notes and the Guarantee are expressly subordinated to all senior indebtedness of Publishing and the Company, including all indebtedness and other obligations under the Publishing Credit Facility and the Company’s guarantee thereof.

      The indenture relating to the Notes (the “Indenture”) contains covenants that, among other things, limit the ability of Publishing and the Restricted Subsidiaries (defined to include the United States subsidiaries of Publishing, the Telegraph, the Canadian Newspapers and Jerusalem Post) to incur indebtedness, pay dividends or make other distributions on its capital stock, subject in each case to certain exceptions. The Company is in compliance with the covenants.

      Consent Solicitation On February 19, 1997, Publishing completed a solicitation of consents from the holders of the 9.25% Notes with respect to certain amendments (the “Amendments”) to the Indenture governing the 9.25% Notes dated as of February 1, 1996 between Publishing and Fleet National Bank, as trustee (the “Trustee”). The primary purpose of the Amendments was to facilitate the inclusion of certain international subsidiaries of the Company as Restricted Subsidiaries of Publishing and to enhance its corporate and financing flexibility.

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

      Bank Credit Facility On April 30, 1999, Publishing, HCPH, Telegraph, Southam, HIF and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility (“Restated Credit Facility”) for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The Loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. On June 4, 1999, the revolving credit line was increased by $50.0 million. On September 30, 1999, the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million.

      In June 2000, Publishing, HCPH, Telegraph, Southam, HIF and a group of financial institutions increased the term loan component of the Restated Credit Facility by $100.0 million to $975.0 million. On November 16, 2000, using the proceeds from the CanWest transaction, $972.0 million of borrowings were repaid and the Restated Credit Facility was reduced to $5.0 million.

      Subsequent to December 31, 2000, the Company entered into a new credit facility in the amount of $120.0 million of which $53.0 million had been drawn by February 23, 2001. This facility matures September 30, 2001.

      Redeemable Preferred Stock The Company issued to Hollinger Inc. in connection with the 1995 Reorganization in which the Company acquired Hollinger Inc.’s interest in The Telegraph and Southam, 739,500 shares of Series A Preferred Stock. The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock. During 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash of $19,362,000. In May 1999, the remaining 134,126 shares of Series D Preferred Stock were converted into 134,126 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are redeemable in whole or in part, at any time and from time to time, subject to restrictions in the Company’s credit facilities, by the Company or by a holder of such shares.

      Total Return Equity Swap During 1998 and 1999, the Company entered into an arrangement with four banks, pursuant to which the banks purchased a total of 14,109,905 shares of the Company’s Class A Common Stock at an average price of $14.17. The Company had the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. The arrangement was extended until June 30, 2001. In the event the banks resell the shares, any gain or loss realized by the banks will be for the Company’s account. Until the Company purchases the shares, dividends paid on the shares belong to the Company and the Company pays interest to the banks at the rate of LIBOR plus a spread. If the Company’s stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security. At December 31, 2000, 129,038 shares were required to be deposited in the escrow account.

      On November 16, 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-19 which clarified the accounting for derivative financial instruments indexed to, and potentially settled in a company’s own stock, that require a cash payment by the issuer upon the occurrence of future events outside the control of the issuer. The EITF applies to new contracts entered after September 30, 2000. Consequently the extension of the contracts on October 1, 2000 is accounted for under EITF Issue No. 00-19. Accordingly, effective October 1, 2000, the above contracts have been accounted for using the asset and liability method. Since the contracts can require cash settlement in some situations, the contracts must be accounted for on income basis rather than equity. Regardless, the amount of cash required for settlement does not change but any change in value of the Company’s own shares that could be used to settle the obligation gives rise to a gain or loss that is recorded in income. The derivative forward contract has been marked to market for the period October 1 to December 31, 2000. The $35,314,000 gain inherent in the old contracts at October 1, 2000, net of previously deferred costs associated with the old contracts, has been recorded as an adjustment to additional paid in capital and the loss during the period October 1 to December 31, 2000, together with the interest paid to the banks, which together totals $16,334,000 has been reported in earnings as “Other income, net”. Cash dividends do not include dividends in respect of the shares purchased by the banks.

      The Class A Common Stock covered by the forward purchase option will be marked to market in the future and any changes in value will be reflected in earnings.

      HCPH Special Shares HCPH issued 6,552,425 Cdn. $10 Non-Voting Special shares in July 1997 for a total issue price of Cdn. $65.5 million ($47.6 million).

      On July 18, 1997 HCPH, the Company and Montreal Trust Company of Canada as trustee, entered into an Exchange Indenture providing for the exchange of the HCPH Special shares at the option of the holder (“Optional Exchange”) at any time after December 23, 1997 but prior to June 26, 2000, into Class A Common Stock of the Company based on an exchange ratio set out in the Exchange Indenture.

      On June 12, 2000, the Company exercised its option to pay cash on the mandatory exchange of HCPH Special shares. Pursuant to the terms of the indenture governing the Special shares, each Special share was exchanged for $8.88 cash resulting in a payment in July 2000 to special shareholders of $58.2 million. This payment was $10.9 million in excess of the recorded amount and this excess is presented as minority interest in the Statement of Operations.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), which established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for the Company’s fiscal year ending December 31, 2001. Management has determined that the adoption of SFAS No. 133 will not have a material effect on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      Newsprint Newsprint prices continued to fluctuate throughout 2000 and on a consolidated basis newsprint expense amounted to $304.2 million ($310.9 million in 1999 and $343.8 million in 1998). Management believes that while newsprint prices could continue to show significant price variations in the future, prices in 2001 in North America are not expected to increase significantly from current levels. In the United Kingdom it is expected that newsprint prices, payable by the Company in 2001, which are subject to longer-term contracts, will increase from the prices paid in 2000 because the contracts in effect for much of 2000 were booked at prices that were well below North American prices. Since the beginning of 2000 spot prices have increased by as much as 20%. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. For the Company and subsidiaries, total newsprint usage in 2000 was about 572,000 tonnes. At those levels of usage and ownership levels at December 31, 2000, a change in the price of newsprint of $50 per tonne would increase or decrease net income by about $17.0 million.

      Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

      Interest Rates At December 31, 2000, the Company has no debt on which interest is calculated at floating rates.

      Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result, the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on 2000 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported earnings:

	Actual 2000
	Average Rate	Increase/Decrease

United Kingdom	$1.52/£	$1,069,000

Canada	$0.67/Cdn. $	$9,547,000

      As a result of the sale of Canadian properties to CanWest in November 2000, the Company will be significantly less vulnerable to changes in the value of the Canadian dollar compared with the United States dollar.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report.

      (1) Financial Statements and Supplemental Schedules.

      The consolidated financial statements filed as part of this report appear beginning at page F-1.

      (2) Exhibits.

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

2.4	Purchase Agreement relating to the Senior Notes, dated March 12, 1997	Incorporated by reference to Exhibit 1.01 to Current Report on Form 8-K dated March 18, 1997.

2.5	Purchase Agreement relating to the Senior Subordinated Notes, dated March 12, 1997	Incorporated by reference to Exhibit 1.02 to Current Report on Form 8-K dated March 18, 1997.

3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated October 13, 1995

3.2	Bylaws, as amended and restated.	Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (No. 33-74980)

3.3	Certificate of Designations for Series B Convertible Preferred Stock	Incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K dated August 7, 1996.

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

3.4	Certificate of Designations for Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 1.1.3.2 to Current Report on Form 8-K dated May 5, 1997.

4.1

Fourth Amended and Restated Credit Agreement dated April 30, 1999 among Hollinger International Publishing Inc., Telegraph Group Limited, Hollinger Canadian Publishing Holdings Inc., Southam Inc., HIF Inc., various financial institutions, The Toronto Dominion Bank, as Issuing Bank, the Bank of Nova Scotia, as Syndication Agent, Canadian Imperial Bank of Commerce, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent.

Pursuant to S-K 601(b)(4)(iii), the Registrant has not filed a copy of this exhibit but will furnish a copy upon the Commission’s request.

4.2	Senior Indenture, dated as of March 18, 1997	Incorporated by reference to Exhibit 4.01 to Current Report on Form 8-K dated March 18, 1997

4.3	Senior Subordinated Indenture, dated as of March 18, 1997.	Incorporated by reference to Exhibit 4.03 to Current Report on Form 8-K dated March 18, 1997

4.4	Exchange Indenture, dated July 17, 1997, among Hollinger Canadian Publishing Holdings Inc., Hollinger International Inc. and Montreal Trust Company of Canada.	Incorporated by reference to Exhibit 4.01 to Registration Statement on Form S-3 (No. 333-35619)

4.5	Indenture dated as of February 7, 1996 among Hollinger International Publishing Inc., Hollinger International Inc. and Fleet National Bank of Connecticut as Trustee.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K Dated February 7, 1996

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

10.4	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980)

10.5	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997

10.12	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999

10.15	CanWest Transaction Agreement dated July 30, 2000 and Amending Agreement thereto dated November 15, 2000.	Incorporated by reference to Exhibit 2.1 and 2.2 to Current Report on Form 8-K Dated December 1, 2000.

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

21.1	Significant Subsidiaries of Hollinger International Inc.

23.1	Consent of KPMG LLP.

      (b) Reports on Form 8-K.

      The Company filed a report on Form 8-K on December 1, 2000 under Items 2 and 7 to report a disposition of assets which took place effective November 16, 2000.

      The Company filed a report on Form 8-K on August 16, 2000 under Item 5 to report an event dated July 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001

HOLLINGER INTERNATIONAL INC. (Registrant)

By: /s/ Conrad M. Black

Conrad M. Black, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Conrad M. Black Conrad M. Black	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001

/s/ John A Boultbee John A Boultbee	Executive Vice President (Principal Financial Officer)	March 30, 2001

/s/ Frederick A. Creasey Frederick A. Creasey	Group Corporate Controller (Principal Accounting Officer)	March 30, 2001

/s/ F. David Radler F. David Radler	Deputy Chairman, President, Chief Operating Officer and Director	March 30, 2001

/s/ Daniel W. Colson Daniel W. Colson	Vice Chairman and Director	March 30, 2001

/s/ Barbara Amiel Black Barbara Amiel Black	Vice President - Editorial and Director	March 30, 2001

Signature	Title	Date

/s/ Dwayne O. Andreas Dwayne O. Andreas	Director	March 30, 2001

/s/ Richard R. Burt Richard R. Burt	Director	March 30, 2001

/s/ Raymond G. Chambers	Director	March 30, 2001

/s/ Henry A. Kissinger Henry A. Kissinger	Director	March 30, 2001

/s/ Marie-Josee Kravis Marie-Josee Kravis	Director	March 30, 2001

/s/ Shmuel Meitar Shmuel Meitar	Director	March 30, 2001

/s/ Richard N. Perle Richard N. Perle	Director	March 30, 2001

/s/ Robert S. Strauss Robert S. Strauss	Director	March 30, 2001

/s/ A. Alfred Taubman	Director	March 30, 2001

/s/ James R. Thompson James R. Thompson	Director	March 30, 2001

/s/ Lord Weidenfeld Lord Weidenfeld	Director	March 30, 2001

/s/ Leslie H. Wexner Leslie H. Wexner	Director	March 30, 2001

Independent Auditors’ Report

To the Board of Directors of
Hollinger International Inc.:

We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

February 23, 2001

Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Statement of Significant Accounting Policies
December 31, 2000 and 1999

1. Principles of Presentation and Consolidation

Hollinger International Inc. (the “Company”) is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2000, Hollinger Inc. owned 37.0% of the combined equity and 73.3% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to conversion of the Series C Convertible Preferred Stock (“Series C Preferred Stock”) or Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in XSTM Holdings (2000) Inc. (formerly Southam Inc.) (“Southam”) was 100.0%, 100.0% and 71.0% at December 31, 2000, 1999 and 1998, respectively. The Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87.0% and 85.0% at December 31, 2000 and 1999, respectively (see Note 1 of Notes to Consolidated Financial Statements for discussion of partnership formation). The Company’s interest in The National Post Company (National Post) was 50%, 100% and 100% at December 31, 2000, 1999 and 1998, respectively. All significant intercompany balances and transactions have been eliminated on consolidation.

2. Description of Business

The Company is engaged in the publishing, printing and distribution of newspapers and magazines through subsidiaries and affiliates primarily in the United States, the United Kingdom, Canada and Israel. In addition, the Company has developed a strategic online new media presence. The Company’s raw materials, mainly newsprint and ink, are not dependent on a single or limited number of suppliers. Customers range from individual subscribers to local and national advertisers.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Statement of Significant Accounting Policies, Continued
December 31, 2000 and 1999

5. Inventories

Inventories consist principally of newsprint that is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method, except for newsprint inventories of certain subsidiaries which are accounted for using the last-in, first-out method (LIFO). At December 31, 2000 and December 31, 1999, approximately 48.6% and 18%, respectively, of the Company’s newsprint inventories were valued using LIFO. If the FIFO method had been used, such newsprint inventories would have been increased by $581,000 and $1,336,000, respectively.

6. Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management’s estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the statement of operations if such a difference arose. The Company determined that no material permanent impairments had occurred at December 31, 2000.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Statement of Significant Accounting Policies, Continued
December 31, 2000 and 1999

9. Investments

Investments consist of corporate debt and equity securities. The Company has classified all of its debt and marketable equity securities as available-for-sale, which are recorded at fair value. Unrealized holding gains and losses, net of the related tax and minority interest effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

10. Investments in Affiliated Companies

Investments in the common stock of affiliated companies are accounted for by the equity method. The excess of cost of investment over the Company’s share of their net assets at the acquisition date is being amortized on a straight-line basis over five years.

11. Intangible Assets

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

12. Deferred Financing Costs

Deferred financing costs consist of certain costs incurred in connection with debt financing. Such costs are amortized on a straight-line basis over the remaining term of the related debt, up to 10 years.

13. Deferred Revenue

Deferred revenue represents subscription payments that have not been earned and are recognized on a straight-line basis over the term of the related subscription.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Statement of Significant Accounting Policies, Continued
December 31, 2000 and 1999

14. Income Taxes

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

15. Foreign Currency Translation

Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All assets, liabilities and minority interests are translated at year-end exchange rates, stockholders’ equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing throughout the year. Translation adjustments are included in the accumulated other comprehensive income component of stockholders’ equity. Translation adjustments are not included in earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign subsidiary. Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings.

16. Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128. See note 10 for a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings per share.

17. Stock-Based Compensation

The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

18. Reclassifications

Certain 1999 and 1998 amounts in the consolidated financial statements have been reclassified to conform to the 2000 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999

Assets	2000	1999

	(in thousands)
Current assets:

Cash and cash equivalents	$137,671	$39,903

Accounts receivable, net of allowance for doubtful accounts of $16,925 in 2000 and $23,346 in 1999	275,826	334,383

Due from affiliates	39,692	–

Inventories	21,834	28,217

Prepaid expenses and other current assets	11,289	14,448

Total current assets	486,312	416,951

Investments (note 2)	899,078	208,166

Property, plant and equipment, net of accumulated depreciation (note 3)	360,596	711,627

Intangible assets, net of accumulated amortization of $159,224 in 2000 and $230,479 in 1999	938,314	2,031,610

Deferred financing costs and other assets	66,697	134,670

	$2,750,997	$3,503,024

(Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999

Liabilities and Stockholders' Equity	2000	1999

	(in thousands)
Current liabilities:

Current installments of long-term debt (note 4)	$4,753	$40,695

Accounts payable	133,101	119,481

Accrued expenses	159,280	229,110

Income taxes payable	386,678	61,259

Deferred revenue	60,006	79,521

Total current liabilities	743,818	530,066

Long-term debt, less current installments (note 4)	807,495	1,613,241

Deferred income taxes (note 18)	185,846	213,753

Other liabilities	54,325	74,247

Total liabilities	1,791,484	2,431,307

Minority interest (note 6)	89,228	155,901

Redeemable preferred stock (note 7)	13,088	13,591

Stockholders’ equity (note 8):

Convertible preferred stock	–	6,377

Class A common stock, $0.01 par value. Authorized 250,000,000 shares; issued and outstanding 105,987,298 and 99,759,469 shares in 2000 and 1999, respectively	1,060	998

Class B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 14,990,000 shares in 2000 and 1999	150	150

Additional paid-in capital	748,503	652,705

Accumulated other comprehensive income:

Cumulative foreign currency translation adjustment	(111,970)	(21,920)

Unrealized loss on marketable equity securities	(49,580)	(2,572)

Minimum pension liability adjustment	(2,094)	–

Retained earnings	531,156	475,315

	1,117,225	1,111,053

Class A common stock in treasury, at cost - 21,840,371 shares in 2000 and 11,962,462 shares in 1999	(258,604)	(147,955)

Issued Class A common stock in escrow - 129,038 shares in 2000 and 4,846,370 shares in 1999 (note 11)	(1,424)	(60,873)

Total stockholders’ equity	857,197	902,225

Commitments and contingencies (note 16)	$2,750,997	$3,503,024

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

	(in thousands, except per share data)
Operating revenues:

Advertising	$1,543,882	$1,557,033	$1,565,790

Circulation	447,050	487,002	517,629

Job printing	59,089	48,207	70,461

Other	45,998	55,160	43,880

Total operating revenues	2,096,019	2,147,402	2,197,760

Operating costs and expenses:

Newsprint	304,177	310,850	343,809

Compensation costs	662,351	684,365	699,126

Stock-based compensation	1,518	–	–

Other operating costs	775,641	791,931	731,726

Infrequent items (note 12)	7,950	22,046	26,172

Depreciation	64,546	64,153	59,842

Amortization	58,088	61,255	55,006

Total operating costs and expenses	1,874,271	1,934,600	1,915,681

Operating income	221,748	212,802	282,079

Other income (expense):

Interest expense	(142,713)	(131,600)	(105,841)

Amortization of debt issue costs	(10,469)	(16,209)	(5,869)

Interest and dividend income	18,536	7,716	8,231

Foreign currency gains (losses), net	(16,048)	13,774	(3,336)

Other income, net (note 13)	478,011	326,343	331,376

Total other income (expense)	327,317	200,024	224,561

Earnings before income taxes, minority interest and extraordinary items	549,065	412,826	506,640

Income taxes (note 18)	374,898	155,203	223,099

Earnings before minority interest and extraordinary items	174,167	257,623	283,541

Minority interest	50,760	7,088	81,562

Earnings before extraordinary items	123,407	250,535	201,979

Extraordinary loss on debt extinguishments (note 4(g))	(6,332)	(5,183)	(5,067)

Net earnings	$117,075	$245,352	$196,912

Basic earnings per share before extraordinary items	$1.16	$2.35	$1.70

Diluted earnings per share before extraordinary items	$1.11	$2.13	$1.47

Basic earnings per share	$1.10	$2.30	$1.65

Diluted earnings per share	$1.05	$2.09	$1.43

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

		(in thousands)
Net earnings	$117,075	$245,352	$196,912

Other comprehensive income:

Foreign currency translation adjustments	(90,050)	43,879	(37,821)

Unrealized loss on marketable equity securities, net of a related tax benefit of $13,729 and minority interest of $2,522 (1999 and 1998 - nil)	(47,008)	(2,572)	–

Minimum pension liability adjustment	(2,094)	–	–

Comprehensive income (loss)	$(22,077)	$286,659	$159,091

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2000, 1999 and 1998

				Accumulated
	Convertible	Common	Additional	other			Issued
	preferred	stock	paid-in	comprehensive	Retained	Treasury	shares
	stock	Class A & B	capital	income	earnings	stock	in escrow	Total

				(in thousands)
Balance at December 31, 1997	$195,104	$876	$358,871	$(27,978)	$175,802	$(15,073)	$–	$687,602

Stock option exercise	–	2	1,966	–	–	–	–	1,968

Preferred stock conversion to Class A common stock	(188,727)	186	188,541	–	–	–	–	–

Series D conversion to Class A	–	28	39,222	–	–	–	–	39,250

Cash dividends – Class A and Class B, $0.475 per share	–	–	–	–	(46,985)	–	–	(46,985)

Dividends on redeemable preferred stock	–	–	–	–	(736)	–	–	(736)

Dividends on convertible preferred stock	–	–	–	–	(18,726)	–	–	(18,726)

Deemed dividend	–	–	–	–	(5,134)	–	–	(5,134)

Translation adjustments	–	–	5,079	(37,821)	–	–	–	(32,742)

Net earnings	–	–	–	–	196,912	–	–	196,912

Interest on forward share purchase	–	–	(1,619)	–	–	–	–	(1,619)

Common shares repurchased	–	–	–	–	–	(1,671)	–	(1,671)

Escrow shares on total return equity swap	–	14	18,380	–	–	–	–	18,394

Shares issued in escrow	–	–	–	–	–	–	(18,592)	(18,592)

Balance at December 31, 1998	6,377	1,106	610,440	(65,799)	301,133	(16,744)	(18,592)	817,921

Stock option exercise	–	1	1,303	–	–	–	–	1,304

Share issue	–	–	92	–	–	–	–	92

Cash dividends – Class A and Class B, $0.55 per share	–	–	–	–	(55,360)	–	–	(55,360)

Dividends on redeemable preferred stock	–	–	–	–	(262)	–	–	(262)

Dividends on convertible preferred stock	–	–	–	–	(9,221)	–	–	(9,221)

Deemed dividend	–	–	–	–	(6,327)	–	–	(6,327)

Translation adjustments	–	–	(1,420)	43,879	–	–	–	42,459

Unrealized loss on securities	–	–	–	(2,572)	–	–	–	(2,572)

Net earnings	–	–	–	–	245,352	–	–	245,352

Interest on forward share purchase	–	–	(6,042)	–	–	–	–	(6,042)

Common shares repurchased	–	–	–	–	–	(123,497)	–	(123,497)

Escrow shares on total return equity swap	–	41	48,332	–	–	(7,714)	–	40,659

Shares issued in escrow	–	–	–	–	–	–	(42,281)	(42,281)

Balance at December 31, 1999	6,377	1,148	652,705	(24,492)	475,315	(147,955)	(60,873)	902,225

Stock option exercise	–	5	5,492	–	–	–	–	5,497

Preferred stock conversion to Class A common stock	(6,377)	6	6,346	–	–	–	–	(25)

Stock-based compensation	–	–	1,518	–	–	–	–	1,518

Cash dividends – Class A and Class B, $0.55 per share	–	–	–	–	(52,284)	–	–	(52,284)

Dividends on redeemable preferred stock	–	–	–	–	(519)	–	–	(519)

Dividends on convertible preferred stock	–	–	–	–	(8,431)	–	–	(8,431)

Minimum pension liability adjustment	–	–	–	(2,094)	–	–	–	(2,094)

Translation adjustments	–	–	503	(90,050)	–	–	–	(89,547)

Unrealized loss on securities, net	–	–	–	(47,008)	–	–	–	(47,008)

Net earnings	–	–	–	–	117,075	–	–	117,075

Interest on forward share purchase	–	–	(6,323)	–	–	–	–	(6,323)

Gain on total return equity swap (note 11)	–	–	35,314	–	–	–	–	35,314

Escrow shares on total return equity swap	–	51	52,948	–	–	(110,649)	–	(57,650)

Shares issued in escrow	–	–	–	–	–	–	59,449	59,449

Balance at December 31, 2000	$–	$1,210	$748,503	$(163,644)	$531,156	$(258,604)	$(1,424)	$857,197

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

		(in thousands)
Cash flows from operating activities:

Net earnings	$117,075	$245,352	$196,912

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	122,634	125,408	114,848

Deferred income taxes	(27,907)	6,086	75,530

Amortization of debt issue costs	10,469	16,209	5,869

Minority interest	50,760	7,088	81,562

Equity in loss (earnings) of affiliates, net of dividends received	20,340	1,734	(3,674)

Gain on sales of investments	(49,577)	–	–

Gain on sales of assets	(492,459)	(336,708)	(363,074)

Amortization of deferred gain	(1,417)	(1,616)	(1,616)

Write-off of investments	20,621	–	–

Total return equity swap	12,276	–	–

Other	7,153	(1,541)	(2,228)

Changes in assets and liabilities, net of acquisitions and dispositions:

Accounts receivable	(51,383)	(17,922)	(8,566)

Inventories	(9,679)	3,224	(662)

Prepaid expenses and other current assets	892	6,817	(12,072)

Accounts payable	10,279	(44,016)	38,809

Accrued expenses	(53,370)	48,259	(38,064)

Income taxes payable	368,328	55,716	(21,232)

Deferred revenue and other	4,737	(7,865)	(8,604)

Cash provided by operating activities	59,772	106,225	53,738

Cash flows from investing activities:

Purchase of property, plant and equipment	(74,024)	(125,283)	(163,997)

Proceeds from sale of property, plant and equipment	8,514	12,087	22,098

Purchase of subsidiaries’ stock and other investments	(79,600)	(441,689)	(223,967)

Acquisitions, net of cash acquired	(117,134)	(28,659)	(332,507)

Proceeds on disposal of investments and assets	1,341,773	520,040	601,980

Other	1,293	3,950	4,068

Cash provided by (used in) investing activities	$1,080,822	$(59,554)	$(92,325)

(Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
For the Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

		(in thousands)
Cash flows from financing activities:

Repayment of debt	$(1,266,189)	$(1,363,351)	$(246,140)

Proceeds from issuance of bank debt	450,539	1,476,323	349,513

Payment of debt issue costs	(2,474)	(37,964)	(12,343)

Change in borrowings with affiliates	(41,146)	12,334	5,247

Net proceeds from issuance of equity	5,497	1,396	1,968

Issuance of common shares by a subsidiary	–	154,463	758

Repurchase of common shares	–	(123,497)	(1,671)

Repurchase of common shares by a subsidiary	–	–	(36,124)

Redemption of preference shares	–	(19,362)	–

Redemption of Special shares	(58,164)	–	–

Dividends paid	(61,234)	(64,843)	(66,447)

Deemed dividend	–	(6,327)	(5,134)

Dividends and distributions paid by subsidiaries to minority stockholders	(63,083)	(112,539)	(3,735)

Other	(3,977)	(7,664)	(1,667)

Cash used in financing activities	(1,040,231)	(91,031)	(15,775)

Effect of exchange rate changes on cash	(2,595)	26,475	4,766

Net increase (decrease) in cash and cash equivalents	97,768	(17,885)	(49,596)

Cash and cash equivalents at beginning of year	39,903	57,788	107,384

Cash and cash equivalents at end of year	$137,671	$39,903	$57,788

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Acquisitions and Dispositions

(a)

On November 16, 2000, the Company and its affiliates, Southam and Hollinger L.P. (“Hollinger Group”) completed the sale of most of its Canadian newspapers and related assets to CanWest Global Communications Corp. (“CanWest”). Included in the sale were the following assets of the Hollinger Group:

•	a 50% interest in National Post, with the Company continuing as managing partner;

•

the metropolitan and a large number of community newspapers in Canada (including the Ottawa Citizen, The Vancouver Sun, The Province (Vancouver), the Calgary Herald, the Edmonton Journal, The Gazette, (Montreal), The Windsor Star, the Regina Leader Post, the Star Phoenix and the Times-Colonist (Victoria)); and

•	the operating Canadian Internet properties, including canada.com.

The sale resulted in the Hollinger Group receiving approximately Cdn. $1.7 billion ($1.1 billion) cash, approximately Cdn. $425 million ($277 million) in voting and non-voting shares of CanWest at fair value (representing an approximate 15.6% equity interest and 5.7% voting interest) and subordinated non-convertible debentures of a holding company in the CanWest group at fair value of approximately Cdn. $697 million ($456 million). The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which in total approximates an additional $40,700,000.

The sale resulted in a pre-tax gain of approximately $378,500,000. In determining this gain, certain closing adjustments have not yet been finalized.

(b)

On November 1, 2000, Southam converted the convertible promissory note in Hollinger L.P. in the principal amount of Cdn. $225,800,000 ($147,900,000) into 22,575,324 limited partnership units of Hollinger L.P., thereby increasing its interest in Hollinger L.P. to 87.0%.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(c)

During 2000, the Company sold most of its remaining U.S. community newspaper properties, including 11 paid dailies, three paid non-dailies and 31 free distribution publications for total proceeds of approximately $215,000,000. Pre-tax gains totaling $91,200,000 were recognized on these sales.

(d)

In December 2000, the Company acquired four paid daily newspapers, one paid non-daily and 12 free distribution publications in the Chicago suburbs for total purchase consideration of $111,000,000. The excess purchase price of $84,650,000 over the estimated fair value of tangible assets acquired was ascribed to intangible assets.

(e)

On February 17, 2000, Interactive Investor International, in which the Company owned 51.7 million shares or a 47% equity interest, had its initial public offering (“IPO”) issuing 52 million shares and raising £78 million ($125.8 million). The IPO reduced the Company’s equity ownership to 33% and resulted in a dilution gain of $17,008,000 for accounting purposes. Subsequently, the Company sold five million shares of its holding, reducing its equity interest to 28.5% and resulting in a pre-tax gain of $1,600,000.

(f)

In April 1999, the Company formed Hollinger L.P. Hollinger L.P. acquired 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada from Southam, UniMédia Inc. and Sterling Newspapers Company in exchange for promissory notes due April 29, 2020 of $309,500,000 (Cdn. $451,200,000) and 135,945,972 units in Hollinger L.P. The transfer of properties to Hollinger L.P. has been accounted for at historical carrying values and no gain was recognized on the transfer.

A Cdn. $200,000,000 ($137,200,000) private placement was completed April 30, 1999 and private placement investors subsequently received 20,000,000 partnership units of Hollinger L.P. During July 1999, Hollinger L.P. completed its initial public offering issuing 4,000,000 units at Cdn. $10 per unit for total proceeds of Cdn. $40,000,000 ($27,000,000). All partnership units, including the 20,000,000 units issued through the April 30, 1999 private placement, are listed on The Toronto Stock Exchange. As a result of these investments by others in Hollinger L.P., the Company recognized in 1999 dilution gains of $77,297,000 recorded in other income (note 13). The Company’s indirect ownership in the equity of Hollinger L.P. was 85.0% at December 31, 1999.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(g)

In January 1999, Hollinger Canada Publishing Holdings Inc. (“HCPH”) acquired 19,845,118 outstanding Southam common shares which had been tendered pursuant to HCPH’s offer to all Southam shareholders to acquire the shares for Cdn. $25.25 cash per share after payment by Southam of a special dividend of Cdn. $7.00 per share. The aggregate consideration paid was $327,500,000 and this purchase of shares brought HCPH’s ownership interest in Southam to approximately 97%. The remaining Southam common shares were purchased by HCPH in February 1999 pursuant to applicable Canadian law for an aggregate consideration of $36,500,000. Of the aggregate purchase price of these 1999 acquisitions, $329,700,000 was ascribed to intangible assets.

(h)

In February 1999, the Company completed the sale of 45 U.S. community newspapers for proceeds of approximately $460,000,000 of which approximately $441,000,000 was cash. The proceeds from the sale were used to pay down outstanding debt of the Bank Credit Facility. The pre-tax gain of approximately $249,171,000 resulting from this transaction was recorded in other income.

(i)

During 1999, the Company sold to Horizon Publications Inc. 33 U.S. community newspapers for $43,700,000 resulting in a pre-tax gain of approximately $20,672,000. Horizon Publications Inc. is managed by former Community Group executives and owned by current and former Hollinger International Inc. executives.

(j)

Throughout 1999, the Company acquired five community newspapers in the U.S. for total consideration of $24,505,000. The excess purchase price of $16,900,000 over the estimated fair value of tangible assets acquired was ascribed to intangible assets.

(k)	In January 1998, the Company sold 80 community newspapers for total proceeds of $310,000,000 resulting in a pre-tax gain of approximately $201,245,000.

(l)

In May 1998, Southam sold American Trucker magazine and related publications and a paid daily circulation newspaper in Western Canada for total proceeds of $93,672,000, resulting in a pre-tax gain of $56,058,000.

(m)

In July 1998, the Company acquired two community newspapers for a total cash price of $41,800,000. The excess purchase price of $39,350,000 over the estimated fair value of tangible assets acquired was ascribed to intangible assets.

(n)

In August 1998, HCPH acquired 8,268,900 additional shares of Southam for $168,620,000, increasing its ownership interest at that time to 69.1% from 58.6%. Subsequent to August 1998, Southam repurchased some of its own common shares, increasing the Company’s ownership interest to 71.0%.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(o)

In September 1998, in two separate transactions Southam acquired 100% of The Financial Post Company, which published The Financial Post, a daily newspaper in Canada. In addition, in July 1998, Southam acquired the Times-Colonist (Victoria) and the Nanaimo Daily News and certain community newspapers on Vancouver Island in British Columbia, Canada. The total cost of these acquisitions was $208,535,000. The excess purchase price of $197,728,000 over the estimated fair value of tangible assets acquired was ascribed to intangible assets.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Investments

	2000	1999

	(in thousands)
Available-for-sale securities, at fair value
CanWest shares (a)	$368,188	$–

Internet related equity securities	12,215	10,725

CanWest debentures (b)	326,846	–

	707,249	10,725

Other non-marketable investments, at cost Internet related companies	64,866	31,280

3396754 Canada Limited (note 6)	–	28,710

Notes receivable from joint ventures	11,533	10,117

Advances under printing contracts with joint ventures	48,189	55,742

Other	24,154	30,587

	148,742	156,436

Equity accounted companies, at equity Printing joint ventures	28,067	22,753

Internet related companies	14,198	16,685

Other	822	1,567

	43,087	41,005

	$899,078	$208,166

	2000	1999

	(in thousands)
Gross unrealized holding losses on available-for-sale securities CanWest shares	$(64,150)	$–

Internet related equity securities	(1,681)	(2,572)

	$(65,831)	$(2,572)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(a)

CanWest shares consist of 2,700,000 multiple voting preferred shares and 27,000,000 non-voting shares each of CanWest. The non-voting shares are publicly-traded and the multiple voting shares are not publicly-traded but are convertible into non-voting shares at the rate of 0.15 non-voting share for each voting preferred share or a total additional 405,000 non-voting shares. The non-voting shares and voting preferred shares represent an approximate 15.6% equity interest and 5.7% voting interest in CanWest.

(b)

The CanWest debentures have a principal amount of Cdn. $767 million ($493 million) representing part of the proceeds for the sale of properties to CanWest of Cdn. $750 million ($482 million) and interest accrued from August 31, 2000 to November 16, 2000 of Cdn. $17 million ($11 million). Interest is calculated, compounded and payable semi-annually in arrears at a rate of 12.125% per annum. At any time prior to November 5, 2005 CanWest may elect to pay interest on the debentures by way of non-voting shares of CanWest, debentures in substantially the same form as CanWest debentures, or cash. Subsequent to November 5, 2005 interest shall be paid in cash. The debentures may not be transferred by the Company to third parties prior to May 15, 2003. The debentures are due November 15, 2010.

(3) Property, Plant and Equipment

	2000	1999

	(in thousands)
Land	$34,861	$51,815

Building and leasehold interests	161,800	230,414

Machinery and equipment	368,752	724,322

Construction in progress	22,030	139,889

	587,443	1,146,440

Less accumulated depreciation and amortization	226,847	434,813

	$360,596	$711,627

Depreciation and amortization of property, plant and equipment totaled $64,546,000, $64,153,000 and $59,842,000 in 2000, 1999 and 1998, respectively. The Company capitalized interest in 2000, 1999 and 1998 amounting to $3,103,000, $5,739,000 and $2,999,000, respectively, related to the construction and equipping of production facilities for its newspaper in Chicago.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(4) Long-Term Debt

	2000	1999

	(in thousands)
Hollinger International Publishing Inc. (“Publishing”):

Senior Subordinated Notes due 2006	$250,000	$250,000

Senior Notes due 2005	260,000	260,000

Senior Subordinated Notes due 2007	290,000	290,000

Bank Credit Facility due 2004	–	95,012

HIF Corp. (“HIF”):

Bank Credit Facility due 2004	–	299,985

United States Newspaper Group:

Amounts due under non-interest bearing non-competition agreements due 2001-2007	4,584	4,282

Other due 2001-2009

(at varying interest rates up to 9%)	3,139	3,007

Telegraph Group Ltd. (“Telegraph”):

Obligations under capital leases (note 5)	2,663	6,367

HCPH:

Bank Credit Facility due 2004	–	244,864

Southam:

Bank Credit Facility due 2004	–	100,574

Notes due 2001-2007

(at varying interest rates up to 8.5%)	–	92,098

Other:

Other debt	1,328	6,895

Other capital leases	534	852

	812,248	1,653,936

Less current portion included in current liabilities	4,753	40,695

	$807,495	$1,613,241

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(a)	The following table summarizes the terms of the Publishing notes:

					Early	Early
	Interest	Issue			Redemption	Redemption
Principal	Rate	Date	Status	Maturity	Date	Price

$250,000,000	9.25%	February 1, 1996	Senior Subordinated	February 1, 2006	February 1, 2001 or after	2001-104.625% 2002-103.085% 2003-101.545% Thereafter-100%

$260,000,000	8.625%	March 18, 1997	Senior	March 15, 2005	None	–

$290,000,000	9. 25%	March 18, 1997	Senior Subordinated	March 15, 2007	March 15, 2002 or after	2002-104.625% 2003-103.083% 2004-101.541% Thereafter-100%

Interest on these notes is payable semi-annually and the notes are guaranteed by the Company.

The Indentures relating to the Senior Notes and Senior Subordinated Notes contain similar financial covenants and negative covenants that limit Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with affiliates, and sell assets including stock of a restricted subsidiary. The Indentures provide that upon a Change of Control (as defined in the Indentures), each noteholder has the right to require Publishing to purchase all or any portion of such noteholder’s notes at a cash purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b)

In June 2000, Publishing, HCPH, Telegraph, Southam, HIF and a group of financial institutions increased the term loan component of the Fourth Amended and Restated Credit Facility (“Restated Credit Facility”) by $100,000,000 to $975,000,000. On November 16, 2000, using the proceeds from the CanWest transaction (note 1) $972,000,000 of borrowings were repaid and the Restated Credit Facility was reduced to $5,000,000. During 2000, interest rates under the Restated Credit Facility ranged from 6.8% to 11.5%.

Subsequent to December 31, 2000, the Company entered into a new credit facility in the amount of $120,000,000 of which $53,000,000 had been drawn by February 23, 2001. This facility matures September 30, 2001.

On April 30, 1999, Publishing, HCPH, Telegraph, Southam, HIF and a group of financial institutions entered into the Restated Credit Facility for a total of $725,000,000 consisting of a $475,000,000 revolving credit line maturing on September 30, 2004 and a $250,000,000 term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The Loans under the Restated Credit Facility bore interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios.

On June 4, 1999, the revolving credit line was increased by $50,000,000. On September 30, 1999, the Restated Credit Facility was increased to $875,000,000 when the revolving credit line and the term loan were each increased by $50,000,000.

At December 31, 1999, Publishing had borrowings under the Restated Credit Facility of $95,012,000, HCPH had borrowings of $244,864,000, HIF had borrowings of $299,985,000 and Southam had borrowings of $100,574,000. At December 31, 1999, the interest rates on the Restated Credit Facility ranged from 6.8% to 9.4%.

On April 7, 1997, Publishing, HCPH, the Telegraph and a group of financial institutions entered into a long-term bank credit facility (the “Bank Credit Facility”). At December 31, 1998, after a number of amendments and restatements, the Bank Credit Facility totaled $625,000,000.

On February 2, 1999, the Bank Credit Facility was reduced by $380,000,000 with part of the proceeds from the sale of the 45 U.S. community newspapers. The Bank Credit Facility was subsequently replaced by the Restated Credit Facility.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(c)

Southam converted a portion of its variable rate interest exposure to fixed rate by entering into a ten year Cdn. $25,000,000 fixed rate interest swap at 8.7%, maturing May 2004. During 2000, Southam repaid Cdn. $12,500,000 of this fixed rate interest swap. Southam pays interest at the fixed rate and it receives interest based on the three-month banker’s acceptance rate, which is reset quarterly, on the notional principal.

(d)

The Company’s agreements with banks and other debtors contain various restrictive provisions relating to maintenance of certain financial ratios, restrictions on additional indebtedness, occurrence of certain corporate transactions and limitations on the amount of capital expenditures and restricted payments (which generally include dividends and management fees). At December 31, 2000, the Company was in compliance with the aforementioned restrictive provisions.

(e)	Principal amounts payable on long-term debt, excluding obligations under capital leases, are: 2001 - $2,090,000; 2002 - $3,641,000, 2003 - $1,515,000, 2004 - $862,000 and 2005 - $260,677,000.

(f)	Interest paid for 2000, 1999 and 1998 was $145,902,000, $132,534,000 and $118,563,000, respectively.

(g)	Extraordinary losses arising on debt extinguishments are net of a related tax recovery of $4,222,000 (1999 - $3,455,000; 1998 - $3,378,000).

(5) Leases

The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $16,465,000, $14,936,000 and $16,724,000 in 2000, 1999 and 1998, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Minimum lease commitments together with the present value of obligations at December 31, 2000 are as follows:

	Capital	Operating
	leases	leases

	(in thousands)
2001	$2,663	$12,943

2002	–	11,021

2003	–	10,085

2004	–	10,534

2005	–	8,711

Later years	–	81,441

	2,663	$134,735

Less imputed interest and executory costs	–

Present value of net minimum payments	2,663
Less current portion included in current liabilities	2,663

Long-term obligations	$–

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(6) Minority Interest

	2000	1999

	(in thousands)
Common shares of subsidiary	$24,714	$2,364

Partnership units	63,514	78,453

Special shares of HCPH	–	74,084

Other	1,000	1,000

	$89,228	$155,901

In July 1997, HCPH issued 6,552,425 Cdn.  $10 Non-Voting Special Shares for a total issue price of Cdn. $65,524,000 ($47,564,000). These shares were exchangeable, at the option of the holder, at any time before June 26, 2000 into newly issued Class A Common Stock of the Company. At December 31, 1999, the exchange ratio was 0.590 shares of Class A Common Stock per Special share. For the period from June 9, 2000 through June 25, 2000, the exchange ratio was 0.602 shares of Class A Common Stock per Special share. On June 12, 2000, the Company exercised its option to pay cash on the mandatory exchange of HCPH Special shares. Pursuant to the terms of the indenture governing the Special shares, each Special share was exchanged for $8.88 cash resulting in a payment in July to Special shareholders of $58,200,000. This payment was $10,900,000 in excess of the recorded book amount. This excess amount is presented as minority interest in the Statement of Operations. During 1999, 1,966 HCPH Special shares were tendered for exchange and the Company opted to pay $1,900 cash in exchange for the shares tendered.

In September 1997, an additional 4,146,107 Special shares of HCPH were issued for a total issue price of Cdn. $41,500,000 ($29,000,000) in exchange for 4,146,107 Special shares in 3396754 Canada Limited (“3396754”), a subsidiary of Hollinger Inc. These shares have the same terms and conditions as the Special shares described in the previous paragraph. The Company’s obligation to issue Class A Common Stock was, however, offset by an obligation of Hollinger Inc., through a subsidiary, to deliver those shares of Class A Common Stock from its holdings. These Special shares were exchanged for cash by Hollinger Inc. in 2000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(7) Redeemable Preferred Stock

In 1995, the Company issued 739,500 shares of Series A Preferred Stock to Hollinger Inc. and these were subsequently converted into 739,500 shares of Series D Preferred Stock. On September 30, 1998, 408,551 shares of Series D Preferred Stock were converted by Hollinger Inc. into 2,795,165 shares of Class A Common Stock and these shares were purchased from Hollinger Inc. by a group of banks pursuant to the Total Return Equity Swap described in note 11. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash of $19,362,000 leaving 134,126 shares outstanding. In May 1999, the remaining shares of Series D Preferred Stock were converted into 134,126 shares of Series E Preferred Stock.

Shares of Series E Preferred Stock are redeemable at the option of either the holder or the Company at a price of Cdn. $146.63 ($97.79 based on December 31, 2000 exchange rates) plus accrued dividends. The holder of these shares may, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series E Preferred Stock ranks senior to the Series C Preferred Stock as to dividends and upon liquidation. The Series E Preferred Stock is non-voting and is entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share is equal to the product of (a) the redemption price of Cdn. $146.63 divided by the Canadian dollar equivalent of the conversion price and (b) the per share amount of the regularly scheduled dividend on Class A Common Stock. In 2000, the dividend on the Series E Preferred Stock amounted to $3.87 per share. At December 31, 2000, 134,126 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day were exchangeable into 937,000 shares of Class A Common Stock of the Company.

(8) Stockholders’ Equity

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Series B

These shares underlie an issue of Preferred Redeemable Increased Dividend Equity Securities (“PRIDES”). The PRIDES are depository shares and each one, in effect, represents one-half of a share of Series B Preferred Stock. Each PRIDES has a stated value of $9.75 and is entitled to cumulative dividends at a rate of 9.75% per annum payable quarterly. In July 1998, pursuant to an exchange offer, 19,993,531 PRIDES were exchanged for 18,394,048 shares of Class A Common Stock, and in January 2000 the remaining 706,469 PRIDES were converted to 596,189 shares of Class A Common Stock. At December 31, 2000 all issued Series B Preferred Stock had been converted to Class A Common Stock.

Series C

Pursuant to a January 1997 transaction wherein HCPH acquired Canadian publishing assets from Hollinger Inc., the Company issued 829,409 shares of Series C Preferred Stock. These shares are similar to the PRIDES described above. The stated value of each share is $108.51 and cumulative dividends are payable quarterly at 9.5% per annum of this amount. Between June 1, 2000 and June 1, 2001, the Company can redeem the Series C Preferred Stock based on the market value of the shares of Class A Common Stock for no less than 8.503 shares of Class A Common Stock per share of Series C Preferred Stock. If not previously redeemed, the stock will mandatorily convert into 9.8646 shares of Class A Common Stock on June 1, 2001. The Series C Preferred Stock ranks junior to the Series E Preferred Stock as to dividends and upon liquidation. The holders of Series C Preferred Stock have the right to vote together as a single class with the holders of Class A and Class B Common Stock in the election of Directors and upon each other matter coming before the stockholders of the Company on the basis of ten votes per share of Series C Preferred Stock. At the 8.503 conversion ratio, these shares will convert into 7,052,464 shares of Class A Common Stock. This conversion ratio will be in effect at any time that the market value of the Class A Common Stock is $12.76 or higher.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

During 1999, the Company repurchased 9,978,600 shares of Class A Common Stock for approximately $123,500,000.

General

A significant portion of the Company’s operating income and net earnings is derived from foreign subsidiaries and affiliated companies. As an international holding company, the Company’s ability to meet its financial obligations is dependent upon the availability of cash flows from foreign subsidiaries and affiliated companies (subject to applicable withholding taxes) through dividends, intercompany advances, management fees and other payments. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends.

(9) Stock Option Plan

During May 1994, the Company adopted the Hollinger International Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan was amended in September 1996 to increase the number of shares authorized for issuance up to 1,471,140 shares. In 1997, the Company adopted the 1997 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for awards of up to 5,156,915 shares of Class A Common Stock. The Incentive Plan is administered by an independent committee (“Committee”) of the Board of Directors. The Committee has the authority to determine the employees to whom awards will be made, the amount and type of awards, and the other terms and conditions of the awards. In 1999, the Company adopted the 1999 Stock Incentive Plan (“1999 Stock Plan”) which superseded the previous two plans.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. On March 31, 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44), which provided guidance on several implementation issues related to Accounting Principle Board Opinion No. 25. The most relevant to the Company was the clarification of the accounting for stock options that have been repriced. The Company adopted FIN 44 effective July 1, 2000.

In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44 these repriced options effectively change to a variable stock option award and are subject to compensation expense. Accordingly the stock based compensation expense determined for this repriced series for the period July 1 to December 31, 2000 amounted to $1,518,000 and has been charged against income.

For all other series of stock options, no compensation cost has been recognized. Had the Company determined compensation costs based on the fair value at the grant date of its stock options under FASB Statement of Financial Accounting Standards No. 123 (FAS 123), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table. The pro forma effect includes compensation expense related to stock options at Southam in 1998.

	2000	1999	1998

	(in thousands except per share amounts)
Net earnings as reported	$117,075	$245,352	$196,912

Pro forma net earnings	110,732	242,704	194,017

Basic earnings per share as reported	$1.10	$2.30	$1.65

Diluted earnings per share as reported	1.05	2.09	1.43

Pro forma basic earnings per share	$1.03	$2.27	$1.62

Pro forma diluted earnings per share	0.99	2.07	1.41

Pro forma net earnings reflect only options granted in 1997 through 2000. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period of four years and the compensation cost for options granted prior to January 1, 1997 is not considered.

Calculating the compensation cost consistent with FAS 123, the fair value of each stock option granted during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: dividend yield of 3.4%, 4.5% and 3.4%; expected volatility of 43.3%, 32.7% and 43.3%; risk-free interest rates of 5.1%, 6.4% and 5.1%; expected lives of 10 years. Weighted average fair value of options granted by the Company during 2000, 1999 and 1998 was $4.12, $3.81 and $5.12, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Stock option activity with respect to the Company’s stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 1997	2,099,500	$11.01

Options granted	1,383,000	15.09

Options exercised	(167,125)	11.78

Options canceled	(167,750)	11.43

Options outstanding at December 31, 1998	3,147,625	12.74

Options granted	3,475,000	12.27

Options exercised	(116,000)	11.24

Options canceled	(1,357,125)	14.93

Options outstanding at December 31, 1999	5,149,500	11.88

Options granted	2,559,250	10.57

Options exercised	(471,063)	11.67

Options canceled	(536,374)	12.11

Options outstanding at December 31, 2000	6,701,313	$11.38

Options exercisable at December 31, 1998	915,375	$11.65

Options exercisable at December 31, 1999	1,190,625	$11.36

Options exercisable at December 31, 2000	1,989,548	$11.51

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10) Earnings per Share

The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

	Year Ended December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net earnings	$117,075

Deduct dividends: Convertible preferred stock	(8,431)

Series E Preferred Stock	(519)

Basic EPS

Net earnings available to common stockholders	108,125	98,672	$1.10

Effect of dilutive securities: Convertible preferred stock	519	936

Series E preferred stock	8,431	8,182

HCPH Special shares	–	2,469

Stock options	–	1,251

Diluted EPS

Net earnings available to common stockholders and assumed conversions	$117,075	111,510	$1.05

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 1999

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net earnings	$245,352

Deduct dividends: Convertible preferred stock	(9,221)

Series E Preferred Stock	(262)

Basic EPS

Net earnings available to common stockholders	235,869	102,553	$2.30

Effect of dilutive securities: Convertible preferred stock	9,221	8,778

Series E Preferred Stock	262	973

HCPH Special shares	–	4,930

Stock options	–	376

Diluted EPS

Net earnings available to common stockholders and assumed conversions	$245,352	117,610	$2.09

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 1998

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net earnings	$176,003

Deduct dividends:

Convertible preferred stock	(18,726)

Series D Preferred Stock	(736)

Basic EPS

Net earnings available to common stockholders	156,541	94,839	$1.65

Effect of dilutive securities: Convertible preferred stock	18,726	18,763

Series D Preferred Stock	736	4,350

HCPH Special shares	–	4,661

Stock options	–	521

Diluted EPS

Net earnings available to common stockholders and assumed conversions	$176,003	123,134	$1.43

For 1998, net earnings available to common stockholders has been reduced by $20,909,000 which represents the conversion premium on the PRIDES exchange.

Earnings (loss) per share related to extraordinary items were as follows:

	2000	1999	1998

Basic	$(0.06)	$(0.05)	$(0.05)

Diluted	$(0.06)	$(0.04)	$(0.04)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(11) Total Return Equity Swap

In August and September 1998, the Company entered into an arrangement with four banks, pursuant to which the banks purchased 12,640,305 shares of the Company’s Class A Common Stock. 2,522,600 of these shares were purchased on the open market at an average price of $15.40 and 10,117,705 were purchased from affiliates of the Company at an average price of $13.88. During 1999, an additional 1,469,600 shares were purchased on the open market at an average price of $13.96. The Company had the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. This arrangement was extended until June 30, 2001. In the event the banks resell the shares, any gain or loss realized by the banks will be for the Company’s account. Until the Company purchases the shares, dividends paid on the shares belong to the Company and the Company pays interest to the banks, based on their purchase price, at the rate of LIBOR plus a spread. If the Company’s stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security. During 2000, 1999 and 1998, the Company issued 5,160,577, 4,063,539 and 1,363,293 shares of Class A Common Stock as additional security, of which 129,038 shares were required to be deposited in the escrow account at December 31, 2000. The balance of 10,458,371 shares which had been issued have been returned to the Company and are included in treasury. The shares held in escrow are shown as a deduction from stockholders’ equity. Until September 30, 2000 when the original contracts expired the total interest paid to the banks, net of dividends paid on the shares, is shown as a reduction to additional paid in capital on the balance sheet.

On November 16, 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-19 which clarified the accounting for derivative financial instruments indexed to, and potentially settled in a company’s own stock, that require a cash payment by the issuer upon the occurrence of future events outside the control of the issuer. The EITF applies to new contracts entered after September 30, 2000. Consequently the extension of the contracts on October 1, 2000 is accounted for under EITF Issue No. 00-19. Accordingly, effective October 1, 2000, the above contracts have been accounted for using the asset and liability method. As a result, the derivative forward contract has been marked to market for the period October 1 to December 31, 2000. The $35,314,000 gain inherent in the old contracts at October 1, 2000 net of previously deferred costs associated with the old contracts has been recorded as an adjustment to additional paid in capital and the loss during the period October 1 to December 31, 2000, together with the interest paid to the banks, which together totaled $16,334,000 has been reported in earnings as “Other income, net”. Dividends, in respect of the shares purchased by the banks, after September 30, 2000, are not included in cash dividends as a deduction from retained earnings.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(12) Infrequent Items

	2000	1999	1998

		(in thousands)
Pension and post-retirement plan liability adjustment	$–	$11,943	$–

New Chicago plant pre-operating costs	6,774	4,398	–

National Post launch costs	–	–	13,112

Other	1,176	5,705	13,060

	$7,950	$22,046	$26,172

(13) Other Income, net

	2000	1999	1998

		(in thousands)
Net gains on sales of publishing interests (note 1)	$493,156	$270,017	$363,074

Gains on sales of assets	32,569	3,561	–

Gain related to dilution of Hollinger L.P. interest (note 1)	–	77,297	–

Gain related to dilution of investment in equity accounted company (note 1)	17,008	–	–

Write-off of investments	(20,621)	–	–

Equity in loss of affiliates	(20,340)	(2,106)	(1,199)

Total return equity swap (note 11)	(16,334)	–	–

Other	(7,427)	(22,426)	(30,499)

	$478,011	$326,343	$331,376

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(14) Segment Information

The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group and Community Group are located in the United States. Southam, Hollinger L.P., National Post and the Canadian Newspapers make up the Canadian Newspaper Group. The following is a summary of the segments of the Company:

	Year ended December 31, 2000

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$401,417	67,336	562,068	1,065,198	$2,096,019

Depreciation and amortization	$24,083	6,246	17,588	74,717	$122,634

Infrequent items	$6,803	–	–	1,147	$7,950

Operating income	$26,157	2,970	85,348	107,273	$221,748

Equity in earnings (loss) of affiliates	$(703)	–	(20,197)	560	$(20,340)

Total assets	$614,872	64,963	540,331	1,302,200	$2,522,366

Capital expenditures	$25,709	3,333	14,543	28,816	$72,401

	Year ended December 31, 1999

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$390,473	96,674	550,474	1,109,781	$2,147,402

Depreciation and amortization	$19,955	9,100	18,957	77,396	$125,408

Infrequent items	$5,512	301	7,891	8,342	$22,046

Operating income	$39,722	9,170	62,116	101,794	$212,802

Equity in earnings (loss) of affiliates	$(482)	–	(2,140)	516	$(2,106)

Total assets	$457,613	162,887	580,078	2,186,931	$3,387,509

Capital expenditures	$40,941	4,925	5,555	72,425	$123,846

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year ended December 31, 1998

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$379,109	210,107	550,525	1,058,019	$2,197,760

Depreciation and amortization	$20,311	19,267	19,413	55,857	$114,848

Infrequent items	$825	2,000	6,250	17,097	$26,172

Operating income	$33,268	36,312	60,208	152,291	$282,079

Equity in loss of affiliates	$(1,199)	–	–	–	$(1,199)

Total assets	$429,882	409,604	619,637	1,685,960	$3,145,083

Capital expenditures	$75,647	8,825	7,114	69,211	$160,797

Capital expenditures for the corporate entities were $1,623,000, $1,437,000 and $3,200,000 in 2000, 1999 and 1998, respectively.

Reconciliation of segment assets to total assets:

	Year ended December 31,

	2000	1999	1998

	(in thousands)
Segment assets	$2,522,366	$3,387,509	$3,145,083

Corporate assets	228,631	115,515	106,641

Total assets	$2,750,997	$3,503,024	$3,251,724

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

At December 31, 2000 and 1999, the comparison of the carrying value and the estimated fair value of the Company’s financial instruments was as follows:

	2000		1999

	Carrying	Fair	Carrying	Fair
	value	value	value	value

		(in thousands)
Long-term debt	$809,585	$795,546	$1,646,718	$1,430,554

Interest rate swaps liability	(1,251)	(1,251)	–	(1,586)

Forward purchase contracts-asset (liability)	24,079	24,079	–	(17,251)

The fair value of the interest rate swaps and forward purchase contracts is the estimated amount that the Company would pay or receive, to terminate the agreements. Interest rate swaps were considered a hedge until the hedged debt was repaid in 2000. Subsequent to the debt repayment the estimated cost to terminate the swap has been included in income. Effective October 1, 2000 the forward purchase contracts are recorded at their fair values as described in note 11. It is not practical to determine the fair value of redeemable preferred stock held by related parties. The carrying value of all other financial instruments at December 31, 2000 and 1999 approximates their estimated fair values.

(16) Commitments and Contingencies

(a)

The Telegraph has guaranteed the printing joint venture partners’ share of leasing obligations to third parties, which amounted to $6,251,000 (£4,180,000) at December 31, 2000. These obligations are also guaranteed jointly and severally by each joint venture partner.

(b)

In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2000, letters of credit in the amount of $2,180,000 were outstanding.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(17) Related-party Transactions

(a)

Amounts due from affiliates includes cash advances, net of management and administrative expenses billed by Hollinger Inc. and corporate affiliates of Hollinger Inc. Hollinger Inc. and its affiliates billed the Company for allocable expenses amounting to $40,979,000, $38,239,000 and $31,954,000 for 2000, 1999 and 1998, respectively.

(b)

The Hon. Conrad M. Black, P.C., O.C. indirectly has voting control of the Company. During each of 2000, 1999 and 1998 remuneration paid by the Company and its subsidiaries to Mr. Black was $2,477,000, $640,000, and $627,000, respectively.

(c)

On July 11, 2000 the Company loaned $36,800,000 to a subsidiary of Hollinger Inc. in connection with the cash purchase by Hollinger Inc. of HCPH Special shares (note 6). The loan is payable on demand and bears interest at the rate of 13% per annum.

(d)

On September 30, 1998, Hollinger Inc. sold 10,117,705 shares of Class A Common Stock to various banks. As part of the transaction, a subsidiary of Hollinger Inc. sold 408,551 shares of Series D Preferred Stock to such banks and the banks then tendered such shares to the Company for conversion into 2,795,165 shares of Class A Common Stock. In an independent transaction, the Company entered into forward purchase contracts with such banks to purchase 10,117,705 shares of Class A Common Stock for a price of $13.88 per share. The terms of this transaction were reviewed and approved by a special committee comprised of independent outside directors of the Company’s Board of Directors. Credit Suisse First Boston acted as financial advisor for the special committee.

(18) Income Taxes

U.S. and foreign components of earnings before income taxes, minority interest and extraordinary items are presented below:

	2000	1999	1998

		(in thousands)
U.S	$27,394	$263,600	$192,191

Foreign	521,671	149,226	314,449

	$549,065	$412,826	$506,640

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Income tax expense for the periods shown below consists of:

	Current	Deferred	Total

		(in thousands)
Year ended December 31, 2000:

U.S. Federal	$(43,366)	$91,479	$48,113

Foreign	456,635	(132,455)	324,180

State and local	(10,464)	13,069	2,605

	$402,805	$(27,907)	$374,898

Year ended December 31, 1999:

U.S. Federal	$82,184	$9,056	$91,240

Foreign	53,067	(4,264)	48,803

State and local	13,866	1,294	15,160

	$149,117	$6,086	$155,203

Year ended December 31, 1998:

U.S. Federal	$58,635	$13,528	$72,163

Foreign	76,492	60,069	136,561

State and local	12,442	1,933	14,375

	$147,569	$75,530	$223,099

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 2000, 1999 and 1998 as a result of the following:

	2000	1999	1998

		(in thousands)
Computed “expected” tax expense	$192,173	$144,489	$177,324

Increase (reduction) in income taxes resulting from:

Nondeductible expenses for income tax purposes	9,232	12,904	9,676

Tax gain in excess of book gain	129,488	–	22,869

U.S. state and local income taxes, net of federal benefit	1,693	9,669	10,041

Impact of taxation at different foreign rates	32,596	4,429	3,626

Dilution gain related to Hollinger L.P.	–	(29,327)	–

Minority interest earnings in Hollinger L.P.	(17,359)	(2,728)	–

Other	27,075	15,767	(437)

	$374,898	$155,203	$223,099

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2000	1999

	(in thousands)
Deferred tax assets:

Accounts receivable, principally due to allowance for doubtful accounts	$475	$1,337

Accrued expenses	23,283	10,909

Net operating loss carryforwards	37,863	33,071

Other	12,049	–

Gross deferred tax assets	73,670	45,317

Less valuation allowance	(6,411)	–

Net deferred tax assets	67,259	45,317

Deferred tax liabilities:

Property, plant and equipment, principally due to differences in depreciation	18,861	57,253

Intangible assets, principally due to differences in basis and amortization	118,741	64,334

Foreign exchange basis differences	11,299	8,664

Long-term advances under printing contract	14,431	16,615

Deferred gain on exchange of assets	45,520	24,187

Unremitted earnings of a foreign equity investment	44,253	47,878

Other	–	40,139

Gross deferred tax liabilities	253,105	259,070

Net deferred taxes	$185,846	$213,753

At December 31, 2000, the Company had approximately $71,400,000 of Canadian net operating loss carryforwards which will expire in varying amounts through December 31, 2007.

Total income taxes paid in 2000, 1999 and 1998 amounted to $46,584,000, $158,618,000 and $160,182,000, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(19) Employee Benefit Plans

Defined Contribution Plans

The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ended December 31, 2000, 1999 and 1998, the Company contributed $1,558,000, $1,722,000 and $501,000, respectively. The Company sponsors twelve defined contribution plans in Canada and contributed $2,016,000 and $2,524,000 to the plans in 2000 and 1999, respectively.

The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan, for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives. In both 2000 and 1999, contributions to the defined contribution plan are included as part of the service cost of the defined benefit plan. Contributions to each of the plans were as follows:

	2000	1999	1998

	(in thousands)
The Telegraph Staff Pension Plan	$–	–	6,120

The Telegraph Executive Pension Scheme	$585	514	550

The Telegraph plans’ assets consist principally of U.K. and overseas equities, unit trusts and bonds.

Defined Benefit Plans

The Company and subsidiaries have seven domestic and seven foreign single-employer defined benefit plans and contribute to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company’s contributions to these plans for the years ended December 31, 2000, 1999 and 1998 were:

	2000	1999	1998

		(in thousands)
Single-employer plans	$11,540	14,954	9,263

Multi-employer plans	$6,127	6,888	4,959

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Telegraph has a defined benefit plan that was closed on July 1, 1991 and provides only benefits accrued up to that date. The liabilities of the plan have been actuarially valued as at December 31, 2000. At that date the market value of the plan assets was $141,387,000, representing 97% of the estimated cost of purchasing the plan’s benefits from an insurance company. The actuary assumed a discount rate of 6%. Increases to pension payments are discretionary and are awarded by the trustees, with the Telegraph’s consent, from surpluses arising in the fund from time to time. Contributions to the trust were $6,670,000 and $6,469,000 for 2000 and 1999, respectively. There were no contributions made in 1998.

Pursuant to the West Ferry joint venture agreement, the Telegraph has a commitment to fund 50% of the obligation under West Ferry’s defined benefit plan.

Single-Employer Pension Plans

The benefits under the subsidiary companies’ single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plans’ assets consist principally of marketable equity securities and corporate and government debt securities.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of net period benefit cost for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998

		(in thousands)
Service cost	$12,376	$15,552	$9,064

Interest cost	37,774	35,938	30,372

Expected return on plan assets	(52,771)	(49,659)	(43,615)

Amortization of (gains) losses	(200)	–	–

Settlement (gain) loss	4,262	–	–

Amortization of prior service costs	521	564	859

Valuation allowance provided against prepaid benefit cost	63,910	–	–

Net periodic (benefit) cost	$65,872	$2,395	$(3,320)

The table below sets forth the reconciliation of the benefit obligation as of December 31, 2000 and 1999:

	2000	1999

	(in thousands)
Benefit obligation at the beginning of the year	$591,180	$490,946

Adjustment to opening balance	3,130	116,339

Service cost	12,376	15,552

Interest cost	37,774	35,938

Participant contributions	7,206	7,809

Divestitures	(96,738)	–

Plan amendments	1,605	–

Settlement (gain) loss	(529)	–

Exchange rate differences	(29,066)	17,994

Curtailment (gain) loss	(16)	(2,465)

Changes in assumptions	–	(50,151)

Actuarial (gain) loss	(2,346)	(2,855)

Benefits paid	(36,860)	(37,927)

Benefit obligation at the end of the year	$487,716	$591,180

The 2000 curtailment and settlement gains were related to the sale of Canadian and Community Group newspapers. In 1999, the curtailment resulted from the sale of certain Community Group newspapers.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below sets forth the change in plan assets for the years ended December 31, 2000 and 1999:

	2000	1999

	(in thousands)
Fair value of plan assets at the beginning of the year	$684,417	$504,721

Adjustment to opening balance	121	103,326

Actual return on plan assets	20,092	77,707

Change in assumption	–	(10,044)

Exchange rate differences	(30,716)	23,543

Employer contributions	11,540	14,969

Participant contributions	7,206	8,122

Settlement (gain) loss	(529)	–

Divestitures	(100,676)	–

Benefits paid	(36,860)	(37,927)

Fair value of plan assets at the end of the year	$554,595	$684,417

	Year ended December 31,

	2000	1999

	(in thousands)
Funded status	$66,879	$93,237

Unrecognized net actuarial loss	3,732	(28,366)

Unrecognized prior service cost	3,663	2,776

Prepaid (accrued) benefit cost	74,274	67,647

Valuation allowance	(65,302)	–

Prepaid (accrued) benefit cost, net of valuation allowance	$8,972	$67,647

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table provides the amounts recognized in the balance sheet as at the end of each year:

	Year ended December 31,

	2000	1999

	(in thousands)
Prepaid benefit cost	$21,130	$84,540

Accrued benefit liability	(14,547)	(16,893)

Intangible asset	299	–

Accumulated other comprehensive income	2,090	–

	$8,972	$67,647

The ranges of assumptions were as follows:

	2000	1999	1998

Discount rate	6.0% - 8.0%	6.0% - 8.0%	7.0% - 7.5%

Expected return on plan assets	6.0% - 9.0%	7.0% - 10.0%	7.0% - 9.0%

Compensation increase	3.5% - 4.0%	3.0% - 4.0%	3.0% - 4.0%

Multi-employer Pension Plans

Certain U.S. employees are covered by union-sponsored multi-employer pension plans, all of which are defined benefit plans. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man hours worked. Pension expense for these plans was $1,201,000, $2,402,000 and $2,325,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The passage of the Multi-employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of the amounts provided for in the collective bargaining agreements. Generally, liabilities are contingent upon withdrawal or partial withdrawal from the plans. The Company has not undertaken to withdraw or partially withdraw from any of the plans as of December 31, 2000. Under the Act, withdrawal liabilities would be based upon the Company’s proportional share of each plan’s unfunded vested benefits. As of the date of the latest actuarial valuations, the Company’s share of the unfunded vested liabilities of each plan was zero.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Post Retirement Benefits

The Company sponsors two foreign defined post retirement plans that provide post retirement benefits to certain employees. The benefits are accrued in accordance with Statement of Financial Accounting Standards No. 112 “Employers Accounting for Postemployment Benefits.”

The components of net period post retirement benefit cost for the years ended December 31, 2000 and December 31, 1999 are as follows:

	2000	1999

	(in thousands)
Service cost	$671	$895

Interest cost	2,657	2,600

Amortization of losses (gains)	(131)	–

Settlement/curtailment	(11,992)	(1,549)

Net periodic post retirement benefit cost	$(8,795)	$1,946

The table below sets forth the reconciliation of the accumulated post retirement benefit obligation as of December 31, 2000 and 1999:

	2000	1999

	(in thousands)
Accumulated post retirement benefit obligation at the beginning of the year	$39,349	$37,987

Adjustment to opening balance	–	3,339

Service cost	671	895

Interest cost	2,657	2,600

Actuarial (gains) and losses	12,544	(4,338)

Divestitures	(17,694)	–

Benefits paid	(1,388)	(1,425)

Other, including exchange rate differences	(1,545)	291

Accumulated post retirement benefit obligation at the end of the year	$34,594	$39,349

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below sets forth the plan’s funded status reconciled to the amounts recognized in the Company’s financial statements:

	2000	1999

	(in thousands)
Unfunded status	$(34,594)	$(39,349)

Unrecognized net gain (loss)	667	(6,611)

Accrued post retirement benefit cost	$(33,927)	$(45,960)

The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 6.75% and 7.25% for 2000 and 1999, respectively. All benefits under the plan are paid for by the Company’s contribution to the Plan. For measuring the expected post retirement benefit obligation, a 10% annual rate of increase in the per capita claims was assumed for 2000 and an 8% annual rate of increase in the per capita claims was assumed for 1999. The 2000 rate was assumed to decrease to 5% in 2005 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. If the health care cost trend rate were increased 1%, the accumulated post retirement benefit obligation as of December 31, 2000 would have increased $2,512,000 and the effect of this change on the aggregate of service and interest cost for 2000 would have been an increase of $299,000. If the health care cost trend rate were decreased 1%, the accumulated post retirement benefit obligation as of December 31, 2000 would have decreased by $2,249,000 and the effect of this change on the aggregate of service and interest cost for 2000 would have been a decrease of $263,000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(20) Summarized Financial Information

Summarized balance sheet and income statement data for Hollinger International Publishing Inc. is as follows:

	2000	1999	1998

	(in thousands)
Balance Sheet Data:

Current assets	$443,128	$417,439	$73,596

Total assets	2,630,061	3,500,523	2,823,034

Current liabilities	649,889	720,935	503,027

Total liabilities	1,684,572	2,607,680	2,186,654

Minority interest	89,228	155,901	107,002

Stockholder’s equity	856,261	736,942	529,378

Income Statement Data:

Operating revenues	2,096,019	2,147,402	2,197,760

Operating income	227,596	215,549	285,268

Net earnings	146,537	213,675	244,057

(21) Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:

	2000

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

	(in thousands, except per share data)
Total operating revenues	$549,224	574,115	517,474	455,206

Total operating income	$61,276	71,749	35,018	53,705

Net earnings (loss)	$28,151	4,736	(3,921)	88,109

Basic earnings (loss) per share	$0.26	0.03	(0.06)	0.87

Diluted earnings (loss) per share	$0.25	0.02	(0.06)	0.80

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	1999

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

	(in thousands, except per share data)
Total operating revenues	$524,702	546,390	499,215	577,095

Total operating income	$58,275	67,073	17,972	69,482

Net earnings	$147,167	91,047	86	7,052

Basic earnings (loss) per share	$1.35	0.91	(0.02)	0.05

Diluted earnings (loss) per share	$1.20	0.81	(0.02)	0.04

(22) Subsequent Event (Unaudited)

In November 2000, Hollinger L.P. announced the sale of UniMédia Company to Gesca Limited, a subsidiary of Power Corporation of Canada. The sale closed effective January 2001. The publications sold represent the French- language newspapers of Hollinger L.P., including three paid circulation dailies and 15 weeklies published in Quebec and Ontario. The resulting gain will be recorded in 2001.