Form 10-Q
period 2001-03-31
HOLLINGER INTERNATIONAL INC
filed 2001-05-15
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes X    No

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2001

Class A Common Stock par value $.01 per share	85,104,936 shares

Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

      PART I. FINANCIAL INFORMATION

      Item 1. Condensed Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001 and March 31, 2000
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March, 31

	2001	2000

Operating revenues:

Advertising	$234,995	$403,177

Circulation	74,237	121,042

Job printing	7,316	14,997

Other	9,802	10,008

Total operating revenues	326,350	549,224

Operating costs and expenses:

Newsprint	57,679	77,158

Compensation costs	101,451	175,810

Stock-based compensation	(683)	—

Other operating costs	145,060	200,052

Infrequent items	2,183	2,620

Depreciation	9,170	16,433

Amortization	9,371	15,875

Total operating costs and expenses	324,231	487,948

Operating income	2,119	61,276

Other income (expense):

Interest expense	(19,105)	(34,988)

Amortization of debt issue costs	(2,159)	(2,574)

Interest and dividend income	24,368	1,085

Other income (expense), net	9,937	25,101

Total other income (expense)	13,041	(11,376)

Earnings before income taxes and minority interest	15,160	49,900

Provision for income taxes	10,128	19,272

Earnings before minority interest	5,032	30,628

Minority interest	3,646	2,477

Net earnings	$1,386	$28,151

Basic earnings (loss) per share	$(0.01)	$0.26

Diluted earnings (loss) per share	$(0.01)	$0.25

Weighted average shares outstanding-basic	99,066	98,537

Weighted average shares outstanding-diluted	99,066	113,601

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2001 and March 31, 2000
(Amounts in Thousands)
(unaudited)

	Three Months Ended March 31

	2001	2000

Net earnings	$1,386	$28,151

Other comprehensive income (loss):

Unrealized gain (loss) on securities available for sale, net of taxes	(17,808)	10,717

Foreign currency translation adjustment	(45,718)	(14,282)

Comprehensive income (loss)	$(62,140)	$24,586

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2001 and December 31, 2000
(Amounts in Thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$149,293	$137,671

Accounts receivable, net	264,178	275,826

Due from affiliates	40,788	39,692

Inventories	24,161	21,834

Other current assets	14,786	11,289

Total current assets	493,206	486,312

Investments	864,746	899,078

Property, plant and equipment, net of accumulated depreciation	338,571	360,596

Intangible assets, net of accumulated amortization	880,122	938,314

Deferred financing costs and other assets	43,652	66,697

	$2,620,297	$2,750,997

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$4,173	$4,753

Accounts payable and accrued expenses	265,247	292,381

Income taxes payable	367,634	386,678

Deferred revenue	51,597	60,006

Total current liabilities	688,651	743,818

Long-term debt, less current installments	868,420	807,495

Deferred income taxes	150,183	185,846

Other long-term liabilities	41,368	54,325

Total liabilities	1,748,622	1,791,484

Minority interest	75,736	89,228

Redeemable preferred stock	12,433	13,088

Stockholders’ equity:

Convertible preferred stock	—	—

Class A common stock	951	1,060

Class B common stock	150	150

Additional paid-in capital	625,335	748,503

Accumulated other comprehensive income	(227,170)	(163,644)

Retained earnings	518,578	531,156

	917,844	1,117,225

Class A common stock in treasury, at cost	(132,896)	(258,604)

Issued shares in escrow	(1,442)	(1,424)

Total stockholders’ equity	783,506	857,197

	$2,620,297	$2,750,997

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2001 and March 31, 2000
(Amounts in Thousands)
(Unaudited)

	2001	2000

Cash Flows From Operating Activities:

Net earnings	$1,386	$28,151

Items not involving cash:

Depreciation and amortization	18,541	32,308

Amortization of debt issue costs	2,159	2,574

Minority interest	3,646	2,477

Gain on sale of investments	(55)	(27,529)

Gain on sale of assets	(47,407)	(16)

Non-cash interest income	(16,695)	—

Total return equity swap	22,153	—

Other non-cash items	(7,169)	9,597

Changes in working capital net	(34,339)	(60,076)

Cash used in operating activities	(57,780)	(12,514)

Cash Flows From Investing Activities:

Capital expenditures	(9,929)	(18,925)

Additions to investments	(28,835)	(31,783)

Acquisitions, net	—	(1,700)

Proceeds from disposal of investments and assets	81,589	33,552

Other investing activities	—	3,410

Cash provided by (used in) investing activities	42,825	(15,446)

Cash Flows From Financing Activities:

Proceeds from long-term debt	59,101	64,793

Repayments of long-term debt	(1,271)	(22,427)

Payment of debt issue costs	—	(369)

Changes in amounts due from affiliates	(897)	—

Dividends and distributions to minority interests	(12,095)	(3,632)

Cash dividends paid	(13,964)	(15,610)

Other financing activities	(446)	(1,346)

Cash provided by financing activities	30,428	21,409

Effect of exchange rate changes on cash	(3,851)	(1,794)

Net increase (decrease) in cash and cash equivalents	11,622	(8,345)

Cash and cash equivalents at beginning of period	137,671	39,903

Cash and cash equivalents at end of period	$149,293	$31,558

Cash paid for interest	$36,610	$55,176

Cash paid for taxes	$25,738	$35,060

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Unaudited Financial Statements

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 — Principles of Presentation and Consolidation

      The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at March 31, 2001 owned approximately 35.4% of the combined equity and approximately 72.6% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”) and the remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

      All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements —Continued
(Unaudited)

Note 3 — Earnings per share

      The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net earnings	$1,386

Deduct dividends:

Convertible preferred stock	(2,137)

Series E Preferred Stock	(123)

Basic EPS

Net loss available to common stockholders	(874)	99,066	$(0.01)

Effect of dilutive securities:

None	—	—

Diluted EPS

Net loss available to common

stockholders and assumed conversions	$(874)	99,066	$(0.01)

	Three Months Ended March 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net earnings	$28,151

Deduct dividends:

Convertible preferred stock	(2,137)

Series E Preferred Stock	(132)

Basic EPS

Net income available to common stockholders	25,882	98,537	$0.26

Effect of dilutive securities:

Convertible preferred stock	2,137	8,182

Series E Preferred Stock	132	966

HCPH Special shares	—	5,400

Stock options	—	516

Diluted EPS

Net income available to common

stockholders and assumed conversions	$28,151	113,601	$0.25

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements —Continued
(Unaudited)

Note 4 — Segment Information

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group and Community Group are located in the United States. XSTM Holdings (2000) Inc. (formerly Southam Inc.), Hollinger Canadian Newspapers, Limited Partnership and The National Post Company make up the Canadian Newspaper Group. Effective January 1, 2001 corporate overhead costs, which had previously been allocated, have been disclosed separately in Corporate Group. Segment information for the three months ended March 31, 2000 has been restated to conform to the 2001 disclosure. The following is a summary of the segments of the Company:

	Three months ended March 31, 2001

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$108,147	$4,904	$143,909	$69,390	$—	$326,350

Depreciation and amortization	$8,945	$547	$4,469	$4,211	$369	$18,541

Operating income (loss), excluding infrequent items and stock-based compensation	$(2,908)	$(1,331)	$25,248	$(13,749)	$(3,641)	$3,619

Equity in loss of affiliates	$(262)	$—	$(7,240)	$—	$—	$(7,502)

Total assets	$608,319	$62,539	$526,909	$868,622	$553,908	$2,620,297

Capital expenditures	$3,147	$268	$5,354	$1,067	$93	$9,929

	Three months ended March 31, 2000

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$93,093	$19,870	$156,581	$279,680	$—	$549,224

Depreciation and amortization	$5,138	$2,042	$4,542	$20,147	$439	$32,308

Operating income (loss), excluding infrequent items and stock-based compensation	$8,352	$1,111	$33,975	$23,165	$(2,707)	$63,896

Equity in earnings (loss) of affiliates	$(45)	$—	$(1,064)	$192	$—	$(917)

Total assets	$466,939	$165,047	$582,894	$2,222,307	$140,091	$3,577,278

Capital expenditures	$7,380	$976	$1,053	$9,411	$105	$18,925

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements —Continued
(Unaudited)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

OVERVIEW

      The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group, the Canadian Newspaper Group and a Corporate Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes one U.S. community newspaper and Jerusalem Post. The U.K. Newspaper Group includes the operating results of Telegraph Group Limited. The Canadian Newspaper Group includes results of XSTM Holdings (2000) Inc. (“Southam”), Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) and The National Post Company (“National Post”).

CONSOLIDATED RESULTS OF OPERATIONS

      First quarter 2001 net earnings were $1.4 million or a loss of $0.01 per share compared with $28.2 million or earnings of $0.26 per share in 2000.

      There were a number of infrequent and non-recurring items affecting the results of both years. In first quarter 2001 infrequent and non-recurring items amounted to a loss of $6.1 million after income tax and minority interest and primarily consisted of the gain on sale of UniMédia Company, a loss in respect of the total return equity swap, duplicative start-up costs related to the new printing facility in Chicago, the write off of an internet investment and an equity accounted loss in Interactive Investor International. In 2000, infrequent and non-recurring items amounted to earnings of $13.0 million after income tax and minority interest and primarily included duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada and the gains on sale of the interest in Trip.com and sale of the partial interest in Interactive Investor International.

      Net earnings from comparable operations, which excludes infrequent and non-recurring items, stock-based compensation and the loss on the total return equity swap and assumes all instruments are dilutive, amounted to $7.5 million in 2001 or 7 cents per diluted share compared with $15.2 million in 2000 or 13 cents per diluted share. Included in these earnings is a net loss from internet operations of $2.9 million or a 3 cent loss per diluted share in 2001 compared to a net loss from internet operations in 2000 of $3.2 million or a 3 cent loss per diluted share.

      Operating revenue and operating income in 2001 was $326.4 and $2.1 million compared with $549.2 million and $61.3 in 2000. The significant decrease in both operating revenue and operating income is largely the result of the sales of Canadian properties in November 2000 and January 2001 and the sale of US Community Group properties in 2000, but also due to lower operating results at the Chicago Group (excluding the impact of the acquisition of Copley Group), National Post and the U.K. Newspaper Group.

      EBITDA in the first quarter 2001 was $20.7 million compared with $93.6 million in 2000, a decrease of $72.9 million. Approximately $51.5 million of the reduced EBITDA is due to assets sold. The rest of the reduction in EBITDA is due largely to lower operating results at the Chicago Group and the U.K. Newspaper Group. EBITDA in respect of the properties sold has in large part been replaced by lower interest expense and increased interest and dividend income both resulting from the utilization of the sale proceeds.

      Interest expense for the first quarter of 2001 was $19.1 million compared with $35.0 million in 2000, a reduction of $15.9 million. This reduction results from significantly lower debt levels in 2001 compared with 2000 as the Company’s Bank Credit Facility which totalled approximately $972 million was repaid in November 2000 with part of the cash proceeds from the sale of properties to CanWest Global Communications Corp. (“CanWest”).

      Interest and dividend income amounted to $24.4 million in the first quarter of 2001 compared with $1.1 million in 2000, an increase of $23.3 million. This increase primarily results from interest on the CanWest debentures and a dividend on CanWest shares. Both the shares and debentures are part of the proceeds received from CanWest.

      Net other income in the first quarter 2001 amounted to $9.9 million compared with $25.1 million in 2000. Other income in 2001 included a gain on sale of Canadian properties (UniMédia Company), offset in part by a write off of an internet investment, the loss on the total return equity swap and an equity accounted loss in Interactive Investor International. Other income in 2000 primarily included the gains on sale of the interest in Trip.com and the sale of the partial investment in Interactive Investor International.

      Minority interest in 2001 includes the minority share of net earnings of Hollinger L.P. including the minority’s share of the gain on sale of Canadian properties, offset in part by the minority’s share of the National Post loss. In 2000 minority interest represented the minority’s share of net earnings of Hollinger L.P.

SALE TO CANWEST

      As we previously reported, the Company completed the sale of a significant portion of its Canadian properties to a subsidiary of CanWest in the fourth quarter of 2000. Set forth below are some additional matters and subsequent events related to that transaction. The aggregate consideration received by the Company for the CanWest transaction had a fair value at that time of approximately $1.8 billion, consisting of (a) $1.1 billion in cash, (b) CanWest shares representing an approximate 15.6% equity interest and 5.7% voting interest in CanWest and having a fair value of approximately $277 million and (c) debentures of a CanWest holding company having a fair value of approximately $456 million. A portion of these CanWest securities was transferred within the Hollinger group in the first quarter of 2001 as described below. From the cash proceeds of approximately $1.1 billion, $972 million was used to pay down bank debt in the fourth quarter of 2000.

      In connection with the sale to CanWest, The Ravelston Corporation Limited (“Ravelston”), a holding company controlled by Mr. C. M. Black through which most of his interest in the Company is ultimately controlled, entered into a management services agreement with CanWest and National Post pursuant to which it agreed to continue to provide management services to the Canadian businesses sold to CanWest in consideration for an annual fee of Cdn. $6 million ($4 million). In addition, CanWest will be obligated to pay Ravelston a termination fee of Cdn. $45 million, in the event that CanWest chooses to terminate the management services agreement (which cannot occur before December 31, 2001), or Cdn. $22.5 million, in the event that Ravelston chooses to terminate the agreement (which cannot occur before December 31, 2002). Also, as required by CanWest as a condition to the transaction, Ravelston, Hollinger Inc. and Messrs. Black, Radler, Boultbee and Atkinson, entered into non-competition agreements with CanWest pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to CanWest for a five year period, subject to certain limited exceptions, for aggregate consideration received by Ravelston and the executives of Cdn. $80 million ($53 million) paid by CanWest in addition to the purchase price referred to above, consisting of Cdn. $38 million paid to Ravelston, Cdn. $19 million paid to Mr. Black, Cdn. $19 million paid to Mr. Radler, Cdn. $2 million paid to Mr. Boultbee and Cdn. $2 million paid to Mr. Atkinson.

      In February 2001 a subsidiary of Hollinger International Publishing Inc. sold Cdn. $412 million ($270 million) value of CanWest debentures and Cdn. $30 million ($20 million) value of CanWest shares to Hollinger International Inc. for cash. This purchase was financed by bank borrowings of $290 million. Cash received on the sale by the subsidiary in the amount of $239 million was distributed to the Company and applied to reduce the bank borrowings to $51 million at that time.

      As part of the agreement with CanWest, the Company warranted that the EBITDA of the assets sold would at least equal a specified amount for the year ended December 31, 2000. Based on information compiled by the Company those levels were reached and no price adjustment will be required. CanWest has not yet acknowledged its acceptance of those compilations. The Company is completing the computation of working capital at the effective date of the sale and the earnings that were to be attributed to CanWest for the period between the effective date (August 31, 2000) and the closing date (November 16, 2000). Based on information currently available, the Company believes that it will not be required to pay any amount to CanWest pursuant to those potential adjustments.

      On May 10, 2001 CanWest announced that arrangements had been made to issue $425 million and Cdn. $61 million of 10 5/8% Senior Subordinated Debentures. These debentures are to be issued at a price to yield approximately 11%. The completion of this issue demonstrates the value of the Cdn. $814 million face value of 12 1/8% CanWest debentures currently held by the Company and its subsidiaries, and management expects that this latest issue will enhance the marketability of those debentures in the future. The CanWest debentures are currently recorded in our accounts at a discount of Cdn. $51 million from their face value.

Three Months Ended March 31,	2001	2000 (2)	2001		2000 (2)

(dollars in thousands)
Operating revenues

Chicago Group	$108,147	$93,093		33.1%	17.0%

Community Group	4,904	19,870		1.5%	3.6%

U.K. Newspaper Group	143,909	156,581		44.1%	28.5%

Canadian Newspaper Group	69,390	279,680		21.3%	50.9%

Corporate Group	—	—		0.0%	0.0%

Total operating revenue	$326,350	$549,224		100.0%	100.0%

Operating income (loss) (1)

Chicago Group	$(2,908)	$8,352		-80.4%	13.1%

Community Group	(1,331)	1,111		-36.8%	1.7%

U.K. Newspaper Group	25,248	33,975		697.7%	53.2%

Canadian Newspaper Group	(13,749)	23,165	-	379.9%	36.2%

Corporate Group	(3,641)	(2,707)	-	100.6%	-4.2%

Total operating income	$3,619	$63,896		100.0%	100.0%

EBITDA (1)

Chicago Group	$6,037	$13,490		27.2%	14.0%

Community Group	(784)	3,153		-3.5%	3.3%

U.K. Newspaper Group	29,717	38,517		134.1%	40.0%

Canadian Newspaper Group	(9,538)	43,312		-43.0%	45.0%

Corporate Group	(3,272)	(2,268)		-14.8%	-2.3%

Total EBITDA	$22,160	$96,204		100.0%	100.0%

EBITDA margin (1)

Chicago Group				5.6%	14.5%

Community Group				n/a	15.9%

U.K. Newspaper Group				20.6%	24.6%

Canadian Newspaper Group				n/a	15.5%

Corporate Group				n/a	n/a

Total EBITDA Margin				6.8%	17.5%

Note	(1)	EBITDA and operating income excludes infrequent items and stock-based compensation.
	(2)	Results for three months ended March 31, 2000 have been restated to reflect the 2001 disclosure of a Corporate Group. Corporate overhead costs which had previously been allocated are now disclosed as Corporate Group.

Three Months Ended March 31,	2001	2000 (2)	2001	2000 (2)

(dollars in thousands)
Chicago Group

Operating revenue Advertising	$81,249	$69,465	75.1%	74.6%

Circulation	23,537	20,070	21.8%	21.6%

Job printing and other	3,361	3,558	3.1%	3.8%

Total operating revenue	108,147	93,093	100.0%	100.0%

Operating costs Newsprint	18,886	14,824	17.5%	15.9%

Compensation costs	46,598	37,477	43.1%	40.3%

Other operating costs	36,626	27,302	33.9%	29.3%

Depreciation	4,060	2,129	3.8%	2.3%

Amortization	4,885	3,009	4.4%	3.2%

Total operating costs (1)	111,055	84,741	102.7%	91.0%

Operating Income (loss) (1)	$(2,908)	$8,352	-2.7%	9.0%

Community Group

Operating revenue Advertising	$1,585	$11,430	32.3%	57.6%

Circulation	2,039	5,910	41.6%	29.7%

Job printing and other	1,280	2,530	26.1%	12.7%

Total operating revenue	4,904	19,870	100.0%	100.0%

Operating costs Newsprint	521	1,872	10.6%	9.4%

Compensation costs	2,311	7,561	47.1%	38.0%

Other operating costs	2,856	7,284	58.2%	36.7%

Depreciation	311	859	6.4%	4.3%

Amortization	236	1,183	4.8%	6.0%

Total operating costs (1)	6,235	18,759	127.1%	94.4%

Operating Income (loss) (1)	$(1,331)	$1,111	-27.1%	5.6%

Note	(1)	Operating income and operating costs exclude infrequent items and stock-based compensation.
	(2)	Results for three months ended March 31, 2000 have been restated to reflect the 2001 disclosure of a Corporate Group. Corporate overhead costs which had previously been allocated are now disclosed as Corporate Group.

Three Months Ended March 31,	2001	2000(2)	2001	2000(2)

(dollars in thousands)
U.K. Newspaper Group

Operating revenue Advertising	$105,882	$111,398	73.6%	71.2%

Circulation	33,152	38,538	23.0%	24.6%

Job printing and other	4,875	6,645	3.4%	4.2%

Total operating revenue	143,909	156,581	100.0%	100.0%

Operating costs Newsprint	25,703	25,370	17.9%	16.2%

Compensation costs	23,670	23,861	16.5%	15.2%

Other operating costs	64,819	68,833	45.0%	44.0%

Depreciation	2,164	2,002	1.5%	1.3%

Amortization	2,305	2,540	1.6%	1.6%

Total operating costs (1)	118,661	122,606	82.5%	78.3%

Operating Income (1)	$25,248	$33,975	17.5%	21.7%

Canadian Newspaper Group

Operating revenue Advertising	$46,279	$210,884	66.7%	75.4%

Circulation	15,509	56,524	22.4%	20.2%

Job printing and other	7,602	12,272	10.9%	4.4%

Total operating revenue	69,390	279,680	100.0%	100.0%

Operating costs Newsprint	12,569	35,092	18.1%	12.5%

Compensation costs	27,905	105,983	40.2%	37.9%

Other operating costs	38,454	95,293	55.4%	34.1%

Depreciation	2,436	11,202	3.5%	4.0%

Amortization	1,775	8,945	2.6%	3.2%

Total operating costs (1)	83,139	256,515	119.8%	91.7%

Operating Income (loss) (1)	$(13,749)	$23,165	-19.8%	8.3%

Corporate Group

Operating revenue Advertising	$—	$—

Circulation	—	—

Job printing and other	—	—

Total operating revenue	—	—

Operating costs Newsprint	—	—

Compensation costs	967	928

Other operating costs	2,305	1,340

Depreciation	199	241

Amortization	170	198

Total operating costs (1)	3,641	2,707

Operating loss (1)	$(3,641)	$(2,707)

Note	(1)	Operating income and operating costs exclude infrequent items and stock-based compensation.
	(2)	Results for three months ended March 31, 2000 have been restated to reflect the 2001 disclosure of a Corporate Group. Corporate overhead costs which had previously been allocated are now disclosed as Corporate Group.

GROUP OPERATING RESULTS

Chicago Group

      Operating revenue for the Chicago Group was $108.1 million in the first quarter of 2001 compared with $93.1 million in 2000, an increase of $15.0 million. The Copley Group, which was acquired in December 2000 added $19.5 million to operating revenue in the first quarter 2001. Operating revenue for operations owned in both years (“same store”) was $88.6 million in 2001 compared with $93.1 million in 2000, a decrease of $4.5 million. Advertising revenue on a same store basis was $66.3 million in 2001 compared with $69.5 million in 2000 a decrease of $3.2 million. The decrease was primarily due to a decline in retail advertising of $2.6 million or approximately 8% compared with 2000. In addition classified advertising was lower by $0.7 million or 2.6% compared with 2000. However, national advertising revenues continued to show gains with an increase of 6% year over year.

      Circulation revenue, on a same store basis, was $19.3 million in 2001 compared with $20.1 million in 2000, a decrease of $0.8 million largely resulting from continued price discounting at the Chicago Sun-Times to build and maintain market share.

      Total operating costs, excluding infrequent items, in first quarter 2001 were $111.1 million compared with $84.7 million in 2000. On a same store basis, total operating costs, excluding infrequent items, were $89.6 million in 2001 compared with $84.7 million in 2000, an increase of $4.9 million.

      Newsprint expense, on a same store basis, was $16.6 million in 2001 compared with $14.8 million in 2000, an increase of $1.8 million or 12%. The increase results from an approximate 20% increase in the average newsprint price per tonne compared with first quarter 2000 offset in part by lower consumption. Compensation costs on a same store basis compared with 2000 were virtually flat. Depreciation charges in 2001 were higher than in 2000, as a result of the new printing facility.

      On a same store basis operating income, excluding infrequent items, in 2001 was a loss of $1.0 million compared to operating income, excluding infrequent items, in 2000 of $8.4 million, a decrease of $9.4 million. This decrease results primarily from lower operating revenue, higher newsprint costs and the higher depreciation charge.

      The Copley Group, which was acquired in December 2000, added $19.5 million to revenue and $0.3 million to EBITDA. First quarter 2001 was the first quarter the Copley properties were under the Company’s management. It is expected that Copley’s operating results will improve as cost saving strategies and efficiencies are implemented.

U.K. Newspaper Group

      First quarter operating revenue and operating income for the U.K. Newspaper Group was $143.9 million and $25.2 million compared with $156.6 million and $34.0 million in 2000. The decrease from first quarter 2000 in both operating revenue and operating income largely results from a change in the average value of the pound sterling compared to the U.S. dollar in the first quarter 2001 compared to 2000. In 2001 the average exchange rate for the pound sterling into U.S. dollars was 1.46 compared with 1.61 in 2000.

      In pounds sterling, first quarter advertising revenue increased 4.7% and circulation revenue decreased 5.2%. After adjusting to include the same number of weekend days in the first quarter of both 2001 and 2000, advertising revenue at the Telegraph was up almost 2% year over year. Display advertising performed strongly with an increase of 4% compared with the first quarter of 2000. However, there was a slowdown in the quarter in all classified advertising sections except property and automobile, where revenue increased year over year 25.5% and 1.3% respectively.

      In pounds sterling, circulation revenue decreased 5.2% compared to 2000 primarily as result of the continuing trend of increasing sales to subscribers and declining weekday newsstand sales which are at full cover price.

      Total operating costs excluding infrequent items, were $118.7 million in 2001 compared with $122.6 million in 2000. In pounds sterling, total operating costs, excluding infrequent items were £81.4 million in 2001 compared to £76.4 million in 2000, an increase of £5.0 million or 6.5%. Newsprint costs in pounds sterling were £17.6 million in 2001 compared with £15.8 million in 2000, an increase of £1.8 million or 11.4%. This increase results almost entirely from an increase in the average newsprint price per tonne compared with the first quarter 2000. In addition there has been an increase, compared with the first quarter 2000, in compensation costs, other costs and depreciation, resulting from increased internet related activity.

Canadian Newspaper Group

      Operating revenue and operating income, excluding infrequent items, in the Canadian Newspaper Group were $69.4 million and a loss of $13.7 million in the first quarter 2001 compared with $279.7 million and operating income, excluding infrequent items, of $23.2 million in 2000. The significant decrease in both operating revenue and operating income results primarily from sale of operations in 2000 to CanWest and the sale of UniMédia Company completed in January 2001.

      On a same store basis, including the results of the National Post, operating revenue and operating income were Cdn. $98.1 million and a loss of Cdn. $21.6 million in the first quarter of 2001 compared with Cdn. $95.3 million and a loss of Cdn. $14.9 million in 2000. This represents an increase in same store operating revenue of Cdn. $2.8 million and an increase in the operating loss of Cdn. $6.7 million.

      The National Post operating revenue and operating loss in the first quarter 2001 was Cdn. $35.4 million and Cdn. $22.7 million compared to Cdn. $31.9 million and Cdn. $16.1 million in 2000.

      The National Post operating results include the results of National Post online and of related magazines, Saturday Night magazine and National Post Business magazine. For the first quarter of 2000, Saturday Night magazine was a separate publication with its own subscriber base, and was published ten times each year. Commencing May 2000, Saturday Night was published weekly and included free of charge with the weekend editions of the National Post. The results of Saturday Night in 2000 are not included with the National Post.

      National Post operating revenue increased Cdn. $3.5 million in 2001 compared with 2000 and resulted primarily from increased advertising revenue.

      National Post operating costs in 2001 were Cdn. $58.1 million compared with Cdn. $48.0 million in 2000, an increase of Cdn. $10.1 million. This increase results primarily from increased newsprint costs, due to both price and consumption increases, increased compensation costs resulting from an increase in the number of employees in advertising, editorial and prepress, and the costs in 2001 of producing the weekly Saturday Night magazine.

      Same store operations, excluding National Post, had operating revenue and operating income, excluding infrequent items, in the first quarter of 2001 of Cdn. $62.7 million and Cdn. $1.1 million compared with Cdn. $63.4 million and Cdn. $1.2 million in 2000.

Community Group

      Operating revenue and operating income for the Community Group was $4.9 million and a loss of $1.3 million in first quarter 2001 compared with $19.9 million and operating income of $1.1 million in 2000. The significant decrease in both operating revenue and operating income results almost entirely from sale of Community Group newspaper properties in 2000. Only one U.S. Community Group newspaper and The Jerusalem Post are still owned by the Company. On a same store basis, operating revenue and operating income was $4.9 million and a loss of $1.3 million in 2001 compared with $5.4 million and a loss of $0.8 million in 2000.

Corporate Group

      Operating costs of the Corporate Group, excluding infrequent items and stock-based compensation, were $3.6 million in the first quarter 2001 compared with $2.7 million in 2000, an increase of $0.9 million. This increase almost entirely results from professional charges in 2001 related to tax planning.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

      Working capital consists of current assets less current liabilities. At March 31, 2001, working capital, excluding debt obligations, was a deficiency of $191.3 million compared to a deficiency of $252.8 million at December 31, 2000. Current assets were $493.2 million at March 31, 2001 compared with $486.3 million at December 31, 2000. Current liabilities, excluding debt obligations, were $684.5 million at March 31, 2001, compared with $739.1 million at December 31, 2000.

Debt

      Long-term debt, including the current portion, was $872.6 million at March 31, 2001 compared with $812.2 million at December 31, 2000.

EBITDA

      EBITDA, which is the Company’s earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest and other income (expense), net, was $20.7 million for the first quarter of 2001 compared with $93.6 million for the first quarter 2000 a decrease of $72.9 million. The significant reduction in EBITDA largely results from the sale of Canadian Newspaper Group properties and Community Group properties in 2000 and 2001. Approximately $51.5 million of the reduced EBITDA was due to the assets sold. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

      Because of all the changes in the past year, EBITDA is no longer as important in measuring the performance and value of the Company as it once was. For example, EBITDA includes all of the National Post losses while only half of them are the responsibility of the Company, and EBITDA ignores the interest and investment income on the CanWest debentures and shares and the substantial reduction in debt and related interest expense reductions.

Cash Flows

      Cash flows used in operating activities were $57.8 million in the first quarter of 2001, compared with $12.5 million in the first quarter of 2000. Excluding changes in working capital (other than cash), cash used in operating activities was $23.4 million in 2001 and cash provided by operating activities was $47.6 million in 2000. The reduction in working capital provided by operations compared with 2000 primarily results from the sale of Canadian and Community Group properties, and the lower operating results at the Company's remaining operations.

      Cash flow provided by investing activities was $42.8 million in 2001 and cash flow used in investing activities was $15.4 million in 2000. The cash flow provided by investing activities in 2001 resulted primarily from the sale of UniMédia Company offset in part by additions to investments and capital expenditures.

      Cash flow provided by financing activities was $30.4 million in 2001 and $21.4 million in 2000.

Capital Expenditures and Acquisition Financing

      The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Company’s credit facility.

Dividends and Other Commitments

      The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is not a party to a debt agreement that restricts the payment of dividends. However, certain agreements binding Hollinger International Publishing Inc. (Publishing) and other subsidiaries of the Company contain such restrictive provisions. As of March 31, 2001, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments was approximately $10.1 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to March 31, 2001: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; (iii) one third of Publishing’s share of net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; (iv) $270 million; and (v) less any restricted payments made since October 1, 1998. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      Newsprint Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $57.7 million in 2001 and $77.2 million in 2000. Management believes that while newsprint prices could continue to show wide price variations in the future, prices in 2001 in North America are not expected to increase significantly from current levels. In the United Kingdom it is expected that newsprint prices payable by the Company in 2001, which are subject to longer-term contracts, will increase from the prices paid in 2000 because the contracts in effect for much of 2000 were booked at prices that were well below North American prices. Since the beginning of 2000 spot prices for newsprint have increased by as much as 20%. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the three months ended March 31, 2001 and based on ownership levels at March 31, 2001, a change in the price of newsprint of $50 per tonne would increase or decrease quarterly net earnings by about $2.8 million.

      Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

      Interest Rates The Company has $58.0 million of debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at March 31, 2001 which is subject to floating interest rates and March 31, 2001 ownership levels and foreign exchanges rates, a 1% change in the floating interest rate would increase or decrease the Company’s quarterly net earnings by approximately $87,000.

      Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on first quarter 2001 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported quarterly net earnings:

	Actual Average
	2001 Rate	Increase/Decrease

United Kingdom	$1. 46/£	$475,000

Canada	0.65/Cdn.$	$2,198,000

      Electronic Media Management holds the view that newspapers will continue to be an important business segment. Among educated and affluent people, indications are that strong newspaper readership will continue. In fact, it is possible that readership will increase as the population ages. Alternate forms of information delivery such as the Internet could have an impact on newspaper operations, but recognition of the Internet’s potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all of the Company’s larger newspapers are now published on the Internet as well as in the traditional newsprint format.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

None

	(b)	Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date:	May 15, 2001	By: /S/ Jack A. Boultbee

Jack A. Boultbee Executive Vice President