Form 10-Q
period 2001-06-30
HOLLINGER INTERNATIONAL INC
filed 2001-08-14
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File No. 0-24004

HOLLINGER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Wabash Avenue, Suite 740, Chicago, Illinois	60611

(Address of Principal executive offices)	(Zip Code)

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

Yes  X    No

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2001

Class A Common Stock par value $.01 per share	92,463,375 shares

Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2001 and June 30, 2000
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Operating revenues:

Advertising	$215,191	$427,013	$450,186	$830,190

Circulation	72,989	117,392	147,226	238,434

Job printing	6,525	15,188	13,841	30,185

Other	11,468	14,522	21,270	24,530

Total operating revenues	306,173	574,115	632,523	1,123,339

Operating costs and expenses:

Newsprint	55,850	79,896	113,529	157,054

Compensation costs	96,619	178,302	198,070	354,112

Stock-based compensation	(195)	—	(878)	—

Other operating costs	141,913	210,954	286,973	411,006

Infrequent items	1,672	1,710	3,855	4,330

Depreciation	9,677	16,272	18,847	32,705

Amortization	9,366	15,232	18,737	31,107

Total operating costs and expenses	314,902	502,366	639,133	990,314

Operating income (loss)	(8,729)	71,749	(6,610)	133,025

Other income (expense):

Interest expense	(20,741)	(36,770)	(39,846)	(71,758)

Amortization of debt issue costs	(2,537)	(2,585)	(4,696)	(5,159)

Interest and dividend income	21,176	1,370	45,544	2,455

Other income, net	(14,799)	(4,241)	(4,862)	20,860

Total other income (expense)	(16,901)	(42,226)	(3,860)	(53,602)

Earnings (loss) before income taxes and minority interest	(25,630)	29,523	(10,470)	79,423

Provision for (recovery of) income taxes	(2,339)	10,587	7,789	29,859

Earnings (loss) before minority interest	(23,291)	18,936	(18,259)	49,564

Minority interest	(7,756)	14,200	(4,110)	16,677

Net earnings (loss)	$(15,535)	$4,736	$(14,149)	$32,887

Basic earnings (loss) per share	$(0.17)	$0.03	$(0.19)	$0.29

Diluted earnings (loss) per share	$(0.17)	$0.02	$(0.19)	$0.27

Weighted average shares outstanding-basic	101,830	98,539	100,346	98,538

Weighted average shares outstanding-diluted	101,830	104,096	100,346	104,993

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2001 and June 30, 2000
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Net earnings (loss)	$(15,535)	$4,736	$(14,149)	$32,887

Other comprehensive income (loss):

Unrealized gain (loss) on securities available	56,649	(8,671)	38,841	2,046
for sale

Foreign currency translation adjustment	10,271	(41,427)	(35,447)	(55,709)

Comprehensive income (loss)	$51,385	$(45,362)	$(10,755)	$(20,776)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and December 31, 2000
(Amounts in Thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$136,477	$137,671

Accounts receivable, net	264,122	275,826

Due from affiliates	41,546	39,692

Inventories	31,583	21,834

Other current assets	12,598	11,289

Total current assets	486,326	486,312

Investments	946,279	899,078

Property, plant and equipment, net of accumulated depreciation	337,556	360,596

Intangible assets, net of accumulated amortization	879,927	938,314

Deferred financing costs and other assets	39,370	66,697

	$2,689,458	$2,750,997

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$3,430	$4,753

Accounts payable and accrued expenses	258,127	292,381

Income taxes payable	376,706	386,678

Deferred revenue	53,037	60,006

Total current liabilities	691,300	743,818

Long-term debt, less current installments	874,665	807,495

Deferred income taxes	158,714	185,846

Other long-term liabilities	55,964	54,325

Total liabilities	1,780,643	1,791,484

Minority interest	72,500	89,228

Redeemable preferred stock	12,932	13,088

Stockholders’ equity:

Convertible preferred stock	—	—

Class A common stock	1,032	1,060

Class B common stock	150	150

Additional paid-in capital	638,089	748,503

Accumulated other comprehensive income	(160,250)	(163,644)

Retained earnings	488,050	531,156

	967,071	1,117,225

Class A common stock in treasury, at cost	(132,896)	(258,604)

Issued shares in escrow	(10,792)	(1,424)

Total stockholders’ equity	823,383	857,197

	$2,689,458	$2,750,997

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2001 and June 30, 2000
(Amounts in Thousands)
(Unaudited)

	2001	2000

Cash Flows From Operating Activities:

Net earnings (loss)	$(14,149)	$32,887

Items not involving cash:

Depreciation and amortization	37,584	63,812

Amortization of debt issue costs	4,696	5,159

Minority interest	(4,110)	16,677

Gain on sale of investments	(55)	(31,024)

Gain on sale of assets	(56,465)	(4)

Non-cash interest	(33,077)	—

Other non-cash items	27,521	9,534

Changes in working capital, net	(11,663)	(53,818)

Cash provided by (used in) operating activities	(49,718)	43,223

Cash Flows From Investing Activities:

Capital expenditures	(17,524)	(35,007)

Additions to investments	(45,821)	(42,936)

Acquisitions, net	—	(1,945)

Proceeds from disposal of investments	1,143	46,385

Proceeds from disposal of assets	84,709	1,552

Other investing activities	—	(1,230)

Cash provided by (used in) investing activities	22,507	(33,181)

Cash Flows From Financing Activities:

Proceeds from long-term debt	67,394	159,464

Repayments of long-term debt	(3,882)	(89,770)

Payment of debt issue costs	—	(2,236)

Dividends and distributions to minority interests	(12,983)	(7,280)

Cash dividends paid	(28,957)	(32,929)

Other financing activities	3,658	(5,723)

Cash provided by financing activities	25,230	21,526

Effect of exchange rate changes on cash	787	(1,582)

Net increase (decrease) in cash and cash equivalents	(1,194)	29,986

Cash and cash equivalents at beginning of period	137,671	39,903

Cash and cash equivalents at end of period	$136,477	$69,889

Cash paid for interest	$36,714	$69,939

Cash paid for taxes	$34,959	$21,931

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

Note 2 — Principles of Presentation and Consolidation

      The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at June 30, 2001 owned approximately 38.8% of the combined equity and approximately 73.0% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

      The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries and other controlled entities. At June 30, 2001 the Company's interest in Hollinger's Canadian Newspapers, Limited Partnership was 87% and in the National Post was 50%.

      All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 3 — Earnings per share

      The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net loss	$(15,535)

Add dividends:

Convertible preferred stock	(2,137)

Series E Preferred Stock	(127)

Basic EPS

Net loss available to common stockholders	(17,799)	101,830	$(0.17)

Effect of dilutive securities None	—	—

Diluted EPS

Net loss available to common stockholders and assumed conversions	$(17,799)	101,830	$(0.17)

	Three Months Ended June 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net earnings	$4,736

Deduct dividends:

Convertible preferred stock	(2,137)

Series E Preferred Stock	(131)

Basic EPS

Net income available to common stockholders	2,468	98,539	$0.03

Effect of dilutive securities

HCPH Special shares	—	4,937

Stock options	—	620

Diluted EPS

Net income available to common stockholders and assumed conversions	$2,468	104,096	$0.02

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Six Months Ended June 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net loss	$(14,149)

Add dividends:

Convertible preferred stock	(4,274)

Series E Preferred Stock	(251)

Basic EPS

Net loss available to common stockholders	(18,674)	100,346	$(0.19)

Effect of dilutive securities

None	—	—

Diluted EPS

Net loss available to common stockholders and assumed conversions	$(18,674)	100,346	$(0.19)

	Six Months Ended June 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net earnings	$32,887

Deduct dividends:

Convertible preferred stock	(4,273)

Series E Preferred Stock	(264)

Basic EPS

Net income available to common stockholders	28,350	98,538	$0.29

Effect of dilutive securities
Series E Preferred Stock	264	949

HCPH Special shares	—	4,937

Stock options	—	569

Diluted EPS

Net income available to common stockholders and assumed conversions	$28,614	104,993	$0.27

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 4 — Segment Information

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group and Community Group are located in the United States. XSTM Holdings (2000) Inc. (formerly Southam Inc.), Hollinger Canadian Newspapers, Limited Partnership and The National Post Company make up the Canadian Newspaper Group. Effective January 1, 2001 corporate overhead costs, which had previously been allocated, are disclosed separately in the Investment and Corporate Group. Segment information for the both the three months and six months ended June 30, 2000 has been restated to conform to the 2001 disclosure. The following is a summary of the segments of the Company:

	Three months ended June 30, 2001

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$115,451	$5,377	$115,912	$69,433	$—	$306,173

Depreciation and amortization	$9,153	$489	$4,814	$3,987	$600	$19,043

Operating income (loss), excluding infrequent items and stock-based compensation	$8,126	$(713)	$808	$(9,344)	$(6,129)	$(7,252)

Equity in loss of affiliates	$(2,003)	$—	$(863)	$—	$—	$(2,866)

	Six months ended June 30, 2001

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$223,598	$10,281	$259,821	$138,823	$—	$632,523

Depreciation and amortization	$18,098	$1,036	$9,283	$8,198	$969	$37,584

Operating income (loss), excluding infrequent items and stock-based compensation	$5,218	$(2,044)	$26,056	$(23,093)	$(9,770)	$(3,633)

Equity in loss of affiliates	$(2,265)	$—	$(8,103)	$—	$—	$(10,368)

Total assets	$611,024	$60,314	$520,268	$528,365	$969,487	$2,689,458

Capital expenditures	$5,522	$197	$9,751	$1,854	$200	$17,524

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three months ended June 30, 2000

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$101,168	$21,745	$144,266	$306,936	$—	$574,115

Depreciation and amortization	$5,026	$1,815	$4,295	$19,931	$437	$31,504

Operating income (loss), excluding infrequent items and stock-based compensation	$13,372	$2,876	$23,926	$37,198	$(3,913)	$73,459

Equity in earnings (loss) of affiliates	$(45)	$—	$(2,326)	$162	$—	$(2,209)

	Six months ended June 30, 2000

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$194,261	$41,615	$300,847	$586,616	$—	$1,123,339

Depreciation and amortization	$10,164	$3,857	$8,837	$40,078	$876	$63,812

Operating income (loss), excluding infrequent items and stock-based compensation	$21,724	$3,987	$57,901	$60,363	$(6,620)	$137,355

Equity in earnings (loss) of affiliates	$(90)	$—	$(3,390)	$354	$—	$(3,126)

Total assets	$480,889	$163,959	$545,865	$2,087,019	$179,740	$3,457,472

Capital expenditures	$13,246	$1,622	$3,154	$16,801	$184	$35,007

Note 5 — Convertible Preferred Stock

      On May 31, 2001 the Company redeemed all 829,409 shares of Series C Preferred Stock for 7,052,464 shares of Class A Common Stock. The Series C Preferred Stock was held by Hollinger Inc.

Note 6 — Subsequent Event

      On July 31, 2001, the Company announced the sale of most of its remaining Canadian newspapers for approximately Cdn.$220 million, subject to adjustments. Included in this sale were community newspapers in Ontario such as The Kingston Whig- Standard, The Sault Star and the Peterborough Examiner. The consideration for this sale was paid in cash at closing.

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

CONSOLIDATED RESULTS OF OPERATIONS

A net loss in the second quarter 2001 amounted to $15.5 million or a loss of $0.17 per share compared with net earnings of $4.7 million or earnings of $0.03 per share, in 2000. A net loss in the six months ended June 30, 2001 amounted to $14.1 million or a loss of $0.19 per share compared to net earnings of $32.9 million or earnings of $0.29 per share in 2000.

There were a number of infrequent and non-recurring items affecting the results of both years. In second quarter 2001 infrequent and non-recurring items amounted to a net loss of $11.7 million after income tax and minority interest and primarily consisted of gains on sales of certain Canadian properties, a loss in respect of the total return equity swap, duplicative start-up costs related to the new printing facility in Chicago and the write-off of investments. In the second quarter 2000, infrequent and non-recurring items amounted to a net loss of $14.0 million after income tax and minority interest and primarily included duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on assets sales, equity loss at Interactive Investor International plc (III) and the amount paid on mandatory retirement of Hollinger Canadian Publishing Holdings Inc. (“HCPH”) Special shares in excess of the recorded book amount.

In the six months ended June 30, 2001, infrequent and non-recurring items amounted to a net loss of $17.7 million after income tax and minority interest and primarily consisted of gains on sales of Canadian properties, a loss in respect of the total return equity swap, duplicative start-up costs related to the new printing facility in Chicago, equity losses at III and the write-off of investments. In the six months ended June 30, 2000, infrequent and non-recurring items amounted to a net loss of $1.1 million after income tax and minority interest and primarily consisted of duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on assets sales, including Trip.com and the partial interest in III and the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount.

Net earnings from comparable operations, which excludes infrequent and non-recurring items and assumes all instruments are dilutive, amounted to a net loss of $3.9 million or a loss of $0.04 per diluted share in the second quarter of 2001 compared with net earnings of $18.8 million or $0.17 per diluted share in 2000. Net earnings from comparable operations amounted to $3.6 million or $0.03 per diluted share in the six months ended June 30, 2001 compared with net earnings of $34.0 million or $0.30 per diluted share in 2000.

Operating revenue and operating income for the second quarter of 2001 was $306.2 million and a loss of $8.7 million compared with $574.1 million and operating income of $71.7 million in 2000. Operating revenue and operating income for the six months ended June 30, 2001 was $632.5 million and a loss of $6.6 million compared with $1,123.3 million and operating income of $133.0 million in 2000. The significant decrease in both operating revenue and operating income in the second quarter and six months ended June 30 is largely the result of the sales of Canadian properties in November 2000 and January 2001 and the sale of US Community properties in 2000 but also is due to lower operating results at Chicago Group (excluding the impact of the acquisition of Copley Group), the U.K. Newspaper Group and the remaining Canadian properties.

EBITDA for the second quarter of 2001 was $10.3 million compared with $103.3 million in 2000, a decrease of $93.0 million. EBITDA for the six months ended June 30, 2001 was $31.0 million compared with $196.8 million in 2000, a decrease of $165.8 million. Approximately $60.6 million of the second quarter decrease in EBITDA and $114.8 million of the decrease in EBITDA in the six months ended June 30 was due to assets sold. The balance of the reduction in EBITDA in both the second quarter and the six months was due to lower operating results at Chicago Group (excluding the impact of the acquisition of Copley Group), the U.K. Newspaper Group and the remaining Canadian properties.

Lower EBITDA in both the second quarter and six months ended June 30, 2001, was offset in part, by lower interest costs and increased interest and dividend income. Lower interest expense results from significantly lower debt levels in 2001 compared with 2000 as the Company’s Bank Credit Facility, which totaled $972.0 million, was repaid in November 2000 with part of the cash proceeds from the sale of properties to CanWest Global Communications Corp. (“CanWest”). The increased interest and dividend income primarily results from interest on the CanWest debentures and a dividend on CanWest shares. Both the CanWest shares and debentures were received as part of the proceeds from the sale of properties to CanWest.

Interest expense for the second quarter and six months ended June 30, 2001, was $20.7 million and $39.8 million versus $36.8 million and $71.8 million in 2000, reductions of $16.1 million and $32.0 million respectively. Interest and dividend income was $21.2 million and $45.5 million for the second quarter and six months ended June 30, 2001, compared to $1.4 million and $2.5 million in 2000, increases of $19.8 million and $43.0 million respectively. The proceeds from the sales of operations allowed for the combined $35.9 million and $75.0 million of increased interest and dividend income and interest expense reduction in the second quarter and first half of 2001 respectively.

Net other income in the second quarter 2001 amounted to expenses of $14.8 million and primarily included gains on sales of certain Canadian properties, a loss in respect of the total return equity swap, and the write-off of investments. Net other income in the second quarter 2000 amounted to expenses of $4.2 million and primarily included gains on asset sales, losses from equity accounted companies and foreign currency losses. Net other income in the six months ended June 30, 2001 amounted to expenses of $4.9 million and primarily included gains on sale of certain Canadian properties, a loss in respect of the total return equity swap, equity losses at III and the write-off of investments. Net other income in the in the six months ended June 30, 2000 was $20.9 million and primarily included gains on asset sales, losses from equity accounted companies and foreign currency losses.

Minority interest in 2001 includes the minority share of net earnings of Hollinger L.P. including the minority’s share of the gain on sale of Canadian properties, offset in part by the minority’s share of the National Post loss. In 2000 minority interest included the minority’s share of Hollinger L.P. and also included $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(dollar amounts in thousands)		(dollar amounts in thousands)
Operating revenues:

Chicago Group	$115,451	$101,168	$223,598	$194,261

Community Group	5,377	21,745	10,281	41,615

U.K. Newspaper Group	115,912	144,266	259,821	300,847

Canadian Newspaper Group	69,433	306,936	138,823	586,616

Investment and Corporate Group	—	—	—	—

Total operating revenue	$306,173	$574,115	$632,523	$1,123,339

Operating income (loss), excluding infrequent items and stock-based compensation:

Chicago Group	$8,126	$13,372	$5,218	$21,724

Community Group	(713)	2,876	(2,044)	3,987

U.K. Newspaper Group	808	23,926	26,056	57,901

Canadian Newspaper Group	(9,344)	37,198	(23,093)	60,363

Investment and Corporate Group	(6,129)	(3,913)	(9,770)	(6,620)

Total operating income (loss), excluding infrequent items and stock-based compensation	$(7,252)	$73,459	$(3,633)	$137,355

EBITDA:

Chicago Group	$17,279	$18,398	$23,316	$31,888

Community Group	(224)	4,691	(1,008)	7,844

U.K. Newspaper Group	5,622	28,221	35,339	66,738

Canadian Newspaper Group	(5,357)	57,129	(14,895)	100,441

Investment and Corporate Group	(5,529)	(3,476)	(8,801)	(5,744)

Total EBITDA	$11,791	$104,963	$33,951	$201,167

Operating revenues:

Chicago Group	37.7%	17.6%	35.4%	17.3%

Community Group	1.8%	3.8%	1.6%	3.7%

U.K. Newspaper Group	37.8%	25.1%	41.1%	26.8%

Canadian Newspaper Group	22.7%	53.5%	21.9%	52.2%

Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss), excluding infrequent items and stock-based compensation:

Chicago Group	-112.1%	18.2%	-143.6%	15.8%

Community Group	9.8%	3.9%	56.3%	2.9%

U.K. Newspaper Group	-11.1%	32.6%	-717.2%	42.2%

Canadian Newspaper Group	128.9%	50.6%	635.6%	43.9%

Investment and Corporate Group	84.5%	-5.3%	268.9%	-4.8%

Total operating income (loss), excluding infrequent items and stock-based compensation	100.0%	100.0%	100.0%	100.0%

EBITDA:

Chicago Group	146.5%	17.5%	68.7%	15.9%

Community Group	-1.9%	4.5%	-3.0%	3.9%

U.K. Newspaper Group	47.7%	26.9%	104.1%	33.2%

Canadian Newspaper Group	-45.4%	54.4%	-43.9%	49.9%

Investment and Corporate Group	-46.9%	-3.3%	-25.9%	-2.9%

Total EBITDA	100.0%	100.0%	100.0%	100.0%

EBITDA Margin:

Chicago Group	15.0%	18.2%	10.4%	16.4%

Community Group	n/a	21.6%	n/a	18.8%

U.K. Newspaper Group	4.9%	19.6%	13.6%	22.2%

Canadian Newspaper Group	n/a	18.6%	n/a	17.1%

Investment and Corporate Group	n/a	n/a	n/a	n/a

Total EBITDA Margin	3.9%	18.3%	5.4%	17.9%

Notes:	1) EBITDA and operating income excludes infrequent items and stock-based compensation.

2) Results for 3 and 6 months ended June 30, 2000 have been restated to reflect the 2001 disclosure of Investment and Corporate Group. Corporate overhead costs which had previously been allocated are now disclosed as
Investment and Corporate Group.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(dollar amounts in thousands)		(dollar amounts in thousands)
Chicago Group

Operating revenue Advertising	$89,066	$77,235	$170,315	$146,700

Circulation	23,139	19,788	46,676	39,858

Job printing and other	3,246	4,145	6,607	7,703

Total operating revenue	115,451	101,168	223,598	194,261

Operating costs Newsprint	19,540	16,615	38,426	31,439

Compensation costs	44,584	37,071	91,182	74,548

Other operating costs	34,048	29,084	70,674	56,386

Depreciation	4,128	2,189	8,188	4,318

Amortization	5,025	2,837	9,910	5,846

Total operating costs	107,325	87,796	218,380	172,537

Operating income, excluding infrequent items and stock-based compensation	$8,126	$13,372	$5,218	$21,724

Community Group

Operating revenue Advertising	$1,743	$12,851	$3,328	$24,281

Circulation	1,948	5,773	3,987	11,683

Job printing and other	1,686	3,121	2,966	5,651

Total operating revenue	5,377	21,745	10,281	41,615

Operating costs Newsprint	521	1,792	1,042	3,664

Compensation costs	2,445	7,731	4,756	15,292

Other operating costs	2,635	7,531	5,491	14,815

Depreciation	254	823	565	1,682

Amortization	235	992	471	2,175

Total operating costs	6,090	18,869	12,325	37,628

Operating income (loss), excluding infrequent items and stock-based compensation	$(713)	$2,876	$(2,044)	$3,987

U.K. Newspaper Group

Operating revenue Advertising	$77,759	$100,600	$183,641	$211,998

Circulation	33,444	36,280	66,596	74,818

Job printing and other	4,709	7,386	9,584	14,031

Total operating revenue	115,912	144,266	259,821	300,847

Operating costs Newsprint	23,737	23,001	49,440	48,371

Compensation costs	23,355	24,736	47,025	48,597

Other operating costs	63,198	68,308	128,017	137,141

Depreciation	2,567	1,871	4,731	3,873

Amortization	2,247	2,424	4,552	4,964

Total operating costs	115,104	120,340	233,765	242,946

Operating income, excluding infrequent items and stock-based compensation	$808	$23,926	$26,056	$57,901

Canadian Newspaper Group

Operating revenue Advertising	$46,623	$236,327	$92,902	$447,211

Circulation	14,458	55,551	29,967	112,075

Job printing and other	8,352	15,058	15,954	27,330

Total operating revenue	69,433	306,936	138,823	586,616

Operating costs Newsprint	12,052	38,488	24,621	73,580

Compensation costs	25,287	107,710	53,192	213,693

Other operating costs	37,451	103,609	75,905	198,902

Depreciation	2,298	11,149	4,734	22,351

Amortization	1,689	8,782	3,464	17,727

Total operating costs	78,777	269,738	161,916	526,252

Operating income (loss), excluding infrequent items and stock-based compensation	$(9,344)	$37,198	$(23,093)	$60,363

Investment and Corporate Group

Operating revenue Advertising	$—	$—	$—	$—

Circulation	—	—	—	—

Job printing and other	—	—	—	—

Total operating revenue	—	—	—	—

Operating costs Newsprint	—	—	—	—

Compensation costs	948	1,054	1,915	1,982

Other operating costs	4,581	2,422	6,886	3,762

Depreciation	430	240	629	481

Amortization	170	197	340	395

Total operating costs	6,129	3,913	9,770	6,620

Operating loss, excluding infrequent items and stock-based compensation	$(6,129)	$(3,913)	$(9,770)	$(6,620)

Notes:	1) EBITDA and operating income excludes infrequent items and stock-based compensation.

2) Results for 3 and 6 months ended June 30, 2000 have been restated to reflect the 2001 disclosure of Investment and Corporate Group. Corporate overhead costs which had previously been allocated are now disclosed as
Investment and Corporate Group.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	Percentage	Percentage	Percentage	Percentage

Chicago Group

Operating revenue Advertising	77.2%	76.3%	76.2%	75.5%

Circulation	20.0%	19.6%	20.9%	20.5%

Job printing and other	2.8%	4.1%	2.9%	4.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	16.9%	16.4%	17.2%	16.2%

Compensation costs	38.6%	36.7%	40.8%	38.4%

Other operating costs	29.5%	28.7%	31.6%	29.0%

Depreciation	3.6%	2.2%	3.7%	2.2%

Amortization	4.4%	2.8%	4.4%	3.0%

Total operating costs	93.0%	86.8%	97.7%	88.8%

Operating income, excluding infrequent items and stock-based compensation	7.0%	13.2%	2.3%	11.2%

Community Group

Operating revenue Advertising	32.4%	59.1%	32.4%	58.3%

Circulation	36.2%	26.5%	38.8%	28.1%

Job printing and other	31.4%	14.4%	28.8%	13.6%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	9.7%	8.2%	10.1%	8.8%

Compensation costs	45.5%	35.6%	46.3%	36.8%

Other operating costs	49.0%	34.6%	53.4%	35.6%

Depreciation	4.7%	3.8%	5.5%	4.0%

Amortization	4.4%	4.6%	4.6%	5.2%

Total operating costs	113.3%	86.8%	119.9%	90.4%

Operating income (loss), excluding infrequent items and stock-based compensation	-13.3%	13.2%	-19.9%	9.6%

U.K. Newspaper Group

Operating revenue Advertising	67.1%	69.8%	70.7%	70.4%

Circulation	28.8%	25.1%	25.6%	24.9%

Job printing and other	4.1%	5.1%	3.7%	4.7%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	20.5%	15.9%	19.0%	16.1%

Compensation costs	20.2%	17.1%	18.1%	16.2%

Other operating costs	54.5%	47.4%	49.3%	45.6%

Depreciation	2.2%	1.3%	1.8%	1.3%

Amortization	1.9%	1.7%	1.8%	1.6%

Total operating costs	99.3%	83.4%	90.0%	80.8%

Operating income, excluding infrequent items and stock-based compensation	0.7%	16.6%	10.0%	19.2%

Canadian Newspaper Group

Operating revenue Advertising	67.2%	77.0%	66.9%	76.2%

Circulation	20.8%	18.1%	21.6%	19.1%

Job printing and other	12.0%	4.9%	11.5%	4.7%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs Newsprint	17.4%	12.5%	17.7%	12.6%

Compensation costs	36.4%	35.1%	38.3%	36.4%

Other operating costs	54.0%	33.8%	54.7%	33.9%

Depreciation	3.3%	3.6%	3.4%	3.8%

Amortization	2.4%	2.9%	2.5%	3.0%

Total operating costs	113.5%	87.9%	116.6%	89.7%

Operating income (loss), excluding infrequent items and stock-based compensation	-13.5%	12.1%	-16.6%	10.3%

Notes:	1) EBITDA and operating income excludes infrequent items and stock-based compensation.

2) Results for 3 and 6 months ended June 30, 2000 have been restated to reflect the 2001 disclosure of Investment and Corporate Group. Corporate overhead costs which had previously been allocated are now disclosed as
Investment and Corporate Group.

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $115.5 million in the second quarter of 2001 and $223.6 million in the six months ended June 30, 2001 compared with $101.2 million and $194.3 million in 2000, increases of $14.3 million and $29.3 million respectively. The Copley Group, which was acquired in December 2000 added $20.6 million to operating revenue in the second quarter of 2001 and $40.2 million in the first six months of 2001. Operating revenue for operations owned in both years (“same store”) was $94.8 million in second quarter 2001 compared with $101.2 million in 2000, a decrease of $6.4 million. For the six months ended June 30, 2001 same store operating revenue was $183.4 million compared with $194.3 million in 2000, a decrease of $10.9 million. Advertising revenue on a same store basis was $73.2 million in second quarter 2001 compared with $77.2 million in 2000 a decrease of $4.0 million. Retail advertising was 5.0% lower and accounted for $1.8 million of the decrease. Classified advertising revenues were down $1.5 million or 5.0% during the quarter, almost entirely the result of lower recruitment advertising. National advertising revenues during the second quarter were flat compared with 2000. Advertising revenue on a same store basis was $139.5 million for the six months ended June 30, 2001 compared with $146.7 million in 2000 a decrease of $7.2 million.

Circulation revenue, on a same store basis, was $18.8 million in second quarter 2001 and $38.1 million in the six months ended June 30, 2001 compared with $19.8 million and $39.9 million in 2000, decreases of $1.0 million and $1.8 million respectively. The decreases are primarily at the Chicago Sun-Times where circulation revenue from both the daily and Sunday newspapers is lower. The decrease in Sunday revenue is mainly the result of lower circulation while the decrease in daily revenue results primarily from the elimination in the second quarter of the Chicago Sun-Times unprofitable “Midwest Edition” that was distributed to outlying communities.

Total operating costs, excluding infrequent items, in the second quarter 2001 were $107.3 million and in the six months ended June 30, 2001 were $218.4 million compared with $87.8 million and $172.5 million respectively in 2000. On a same store basis, total operating costs, excluding infrequent items, were $86.5 million in second quarter and $176.5 million in the six months ended June 30, 2001 compared with $87.8 million and $172.4 million in 2000, a decrease of $1.3 million in the second quarter and an increase of $4.1 million in the six months.

Newsprint expense, on a same store basis, was up $0.6 million in the quarter and $2.4 million in the six months. Actual second quarter consumption was down by approximately 9.9%, but the average cost-per-ton of newsprint increased 15% from the second quarter 2000. Depreciation charges in 2001 were higher than in 2000, as a result of the new printing facility.

On a same store basis operating income in second quarter 2001 was $8.3 million compared to $13.4 million in 2000 of, a decrease of $5.1 million. Operating income in the first six months of 2001 was $6.9 million compared to $21.8 million in 2000 of, a decrease of $14.9 million. These decreases result primarily from lower operating revenue, higher newsprint costs and the higher depreciation charge.

The Copley Group, which was acquired in December 2000, added $40.2 million to revenue and $2.8 million to EBITDA in 2001. It is expected that Copley’s operating results will improve as cost saving strategies and efficiencies are implemented.

U.K. Newspaper Group

Second quarter operating revenue for the U.K. Newspaper Group was $115.9 million in 2001 compared with $144.3 million in 2000. Operating revenue for the six months ended June 30, 2001 was $259.8 million compared with $300.8 million in 2000. In pounds sterling operating revenue for the second quarter of 2001 decreased 13.3% and for the six months ended June 30, 2001 decreased 5.9%.

The decrease in operating revenue primarily resulted from lower advertising revenue. Advertising revenue for the second quarter was £54.7 million compared to £65.6 million in 2000, a decrease of £10.9 million or 17% year on year. For the six months advertising revenue was £127.3 million compared to £135.0 million in 2000, a decrease of £7.7 million or 6% year on year. Display advertising was down 22.4% and classified advertising in total was down 11%, compared with the second quarter of 2000. Recruitment advertising in the second quarter was down 24% and automobile was down 4.5%, but property advertising revenue in the second quarter increased year-on-year by 13.1%.

In local currency, the UK Group’s newsprint expenses have increased year-on-year by 11.5% due to the significant increase in newsprint prices. Although newsprint consumption for the six months ended June 30, 2001, was similar to 2000, consumption during the second quarter 2001 was 2.4% lower than in 2000 due to lower paginations as a result of the lower advertising revenue.

Second quarter 2001 EBITDA was £4.0 million versus £18.4 million in 2000, a decrease of £14.4 million, primarily the result of lower revenue and newsprint cost increases. After currency conversion, EBITDA for the second quarter was $5.6 million in 2001 versus $28.2 million in 2000, a decrease of $22.6 million. For the six months ended June 30, 2001 EBITDA was £24.4 million versus £42.4 million in 2000, a decrease of £18.0 million, primarily the result of lower revenue and newsprint cost increases. After currency conversion, EBITDA for the six months was $35.3 million in 2001 versus $66.7 million in 2000, a decrease of $31.4 million.

Canadian Newspaper Group

Operating revenue and operating income in the Canadian Newspaper Group were $69.4 million and a loss of $9.3 million in the second quarter of 2001, compared with $306.9 million and operating income of $37.2 million in 2000. In the six months ended June 30, 2001 operating revenue and operating income were $138.8 million and a loss of $23.1 million, compared with $586.6 million and operating income of $60.4 million in 2000. The significant decrease in both operating revenue and operating income results primarily from the sale of operations in 2000 to CanWest and the sale of UniMedia Company completed in January 2001.

On a same store basis, including the results of the National Post, operating revenue and operating income were Cdn. $105.7 million and a loss of Cdn. $12.4 million in the second quarter of 2001, compared with Cdn. $100.3 million and a loss of Cdn. $5.8 million in 2000. For the six months ended June 30, 2001 operating revenue and operating income were Cdn. $200.9 million and a loss of Cdn. $34.0 million, compared with Cdn. $192.4 million and a loss of Cdn. $20.3 million in 2000.

The National Post operating revenue in the second quarter 2001 was Cdn. $36.7 million compared to Cdn. $37.5 million in 2000, a decrease of Cdn. $0.8 million. National Post operating revenue in the six months ended June 30, 2001 was Cdn. $72.1 million compared to Cdn. $69.4 million in 2000, an increase of Cdn. $2.7 million. Advertising revenue at the National Post was Cdn. $1.3 million or 5.3% lower than in the second quarter of 2000, however, circulation revenue increased Cdn. $0.6 million or 7.2%.

The National Post operating results include the results of National Post online and of related magazines, Saturday Night magazine and National Post Business magazine. Prior to May 2000, Saturday Night magazine was a separate publication with its own subscriber base and was published ten times each year. Commencing May 2000, Saturday Night was published weekly and included free-of-charge with the weekend editions of the National Post. Saturday Night’s operating results in 2000 are included with the National Post from May onwards.

Community Group

Revenue and operating income in the second quarter 2001 were $5.4 million and a loss of $0.7 million, compared to $21.7 million and operating income of $2.9 million in 2000. For the first six months of 2001, revenue and operating income were $10.3 million and a loss of $2.0 million, compared to $41.6 million and operating income of $4.0 million in 2000. The significant decrease in both revenue and operating income results almost entirely from the sales of Community Group properties that occurred during 2000. At June 30, 2001 only one U.S. Community Group newspaper and The Jerusalem Post were still owned by the Company.

Investment and Corporate Group

Operating costs, excluding infrequent items and stock-based compensation, of the Investment and Corporate Group were $6.1 million in the second quarter 2001, compared with $3.9 million in 2000, an increase of $2.2 million. For the six months ended June 30, 2001, operating costs, excluding infrequent items and stock-based compensation, were $9.8 million, compared with $6.6 million in 2000, an increase of $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At June 30, 2001, working capital, excluding debt obligations, was a deficiency of $201.5 million compared to a deficiency of $252.8 million at December 31, 2000. Current assets were $486.3 million at both June 30, 2001 and

December 31, 2000. Current liabilities, excluding debt obligations, were $687.9 million at June 30, 2001, compared with $739.1 million at December 31, 2000.

Debt

Long-term debt, including the current portion, was $878.1 million at June 30, 2001 compared with $812.2 million at December 31, 2000.

EBITDA

EBITDA, which is the Company’s earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest and other income (expense), net, was $10.3 million for the second quarter of 2001 compared with $103.3 million for the second quarter 2000 and $31.0 million for the six months ended June 30, 2001 compared to $196.8 million in 2000. The significant reduction in EBITDA results from both the sale of Canadian Newspaper Group properties and Community Group properties in 2000 and 2001 and from lower operating results at the Chicago Group, the U.K. Newspaper Group and the remaining Canadian properties. Approximately $60.6 million in the second quarter and $114.8 million in the six months, of the reduced EBITDA, was due to the assets sold. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Because of all the changes during the past year, EBITDA is no longer as important in measuring the performance and value of the Company as it once was. For example, EBITDA includes all the National Post losses while only half of them are the responsibility of the Company, and EBITDA ignores the interest and investment income on the CanWest debentures and shares and the substantial reduction in debt and related interest expense reductions.

Cash Flows

Cash flows used in operating activities were $49.7 million in the six months ended June 30, 2001, compared with cash flows provided by operating activities of $43.2 million in 2000. Excluding changes in working capital (other than cash), cash flows used in operating activities were $38.1 million in 2001 and cash flows provided by operating activities were $97.0 million in 2000. The reduction in cash flows provided by operating activities compared with 2000 primarily results from the sales of Canadian Newspaper Group properties and Community Group properties and lower operating results at the Company’s remaining operations.

Cash flows provided by investing activities were $22.5 million in 2001, and cash flows used in investing activities were $33.2 million in 2000. The cash flows provided by investing activities in 2001 resulted primarily from the sale of UniMedia Company offset in part by capital expenditures and additions to investments.

Cash flows provided by financing activities were $25.2 million in 2001 and $21.5 million in 2000.

Capital Expenditures and Acquisition Financing

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Company’s credit facility.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate. However, certain agreements binding Hollinger International Publishing Inc. (Publishing) and other subsidiaries of the Company contain such restrictive provisions. As of June 30, 2001, the total amount of funds that would be unrestricted as to payment of dividends by Publishing under its debt instruments was approximately $24.8 million. The foregoing calculation is based on the sum of the following for the period October 1, 1998 to June 30, 2001: (i) an amount equal to the sum of (x) 50% of the consolidated net income (as defined by the Note indentures) of Publishing and its Restricted Subsidiaries or if it is a loss, reduced by 100% of such loss, and (y) 100% of the amortization expense of Publishing and its subsidiaries; (ii) 50% of the cash dividends received by Publishing and its restricted subsidiaries from any unrestricted subsidiaries; and (iii) one third of Publishing’s share of net after tax gain on sales of assets after March 31, 1999 up to a maximum aggregate of $50 million; and (iv) $270 million. In addition, the amount available for dividends is permitted to be increased, among other provisions, by the amount of net cash proceeds from capital contributions made to Publishing.

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

Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      Newsprint  Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $113.5 million in 2001 and $157.1 million in 2000. Management believes that while newsprint prices could continue to show wide price variations in the future, prices for the balance of 2001 in North America are not expected to increase significantly from current levels. In the United Kingdom newsprint prices payable by the Company in 2001, which are subject to longer-term contracts, have increased from prices paid in 2000 because the contracts in effect for much of 2000 were booked at prices that were well below North American prices. Management believes that newsprint prices in the United Kingdom for the balance of 2001 will not vary significantly from those currently payable. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the six months ended June 30, 2001 and based on ownership levels at June 30, 2001, a change in the price of newsprint of $50 per tonne would increase or decrease year to date net earnings by about $5.4 million.

      Inflation  During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

      Interest Rates  The Company has $66.0 million of debt on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at June 30, 2001 which is subject to floating interest rates and June 30,

2001 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company’s year to date net earnings by approximately $0.2 million.

      Foreign Exchange Rates  A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on year to date 2001 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported year to date net earnings:

	Actual Average
	2001 Rate	Increase/Decrease

United Kingdom	$1.45/£	$747,000

Canada	$0.65/Cdn.$	$2,418,000

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

HOLLINGER INTERNATIONAL INC.
Registrant

Date: August 13, 2001	By:	/S/ Jack A. Boultbee Jack A. Boultbee Executive Vice President