Form 10-Q
period 2001-09-30
HOLLINGER INTERNATIONAL INC
filed 2001-11-14
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes          No ____

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2001

Class A Common Stock par value $.01 per share	86,051,368 shares

Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3	Quantitative and Qualitative Analysis about Market Risk	18

PART II	OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	20

	Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended
September 30, 2001 and September 30, 2000
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2001	2000	2001	2000

Operating revenues:

Advertising	$179,977	$373,732	$630,163	$1,203,922

Circulation	68,204	118,444	215,430	356,878

Job printing	5,478	14,169	19,319	44,354

Other	9,865	11,129	31,135	35,659

Total operating revenues	263,524	517,474	896,047	1,640,813

Operating costs and expenses:

Newsprint	48,447	76,517	161,976	233,571

Compensation costs	87,490	172,449	285,560	526,561

Stock-based compensation	(486)	1,652	(1,364)	1,652

Other operating costs	128,460	198,837	415,433	609,843

Infrequent items	953	1,109	4,808	5,439

Depreciation	9,440	16,262	28,287	48,967

Amortization	8,769	15,630	27,506	46,737

Total operating costs and expenses	283,073	482,456	922,206	1,472,770

Operating income (loss)	(19,549)	35,018	(26,159)	168,043

Other income (expense):

Interest expense	(19,659)	(40,384)	(59,505)	(112,142)

Amortization of debt issue costs	(2,511)	(2,622)	(7,207)	(7,781)

Interest and dividend income	18,749	3,042	64,293	5,497

Other income (expense), net	(158,090)	5,992	(162,952)	26,852

Total other income (expense)	(161,511)	(33,972)	(165,371)	(87,574)

Earnings (loss) before income taxes and minority interest	(181,060)	1,046	(191,530)	80,469

Provision for (recovery of) income taxes	(39,020)	2,769	(31,231)	32,628

Earnings (loss) before minority interest	(142,040)	(1,723)	(160,299)	47,841

Minority interest	(2,425)	2,198	(6,535)	18,875

Net earnings (loss)	$(139,615)	$(3,921)	$(153,764)	$28,966

Basic earnings (loss) per share	$(1.37)	$(0.06)	$(1.57)	$0.22

Diluted earnings (loss) per share	$(1.37)	$(0.06)	$(1.57)	$0.22

Weighted average shares outstanding — basic	101,677	98,705	100,861	98,594

Weighted average shares outstanding — diluted	101,677	98,705	100,861	102,943

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2001	2000	2001	2000

Net earnings (loss)	$(139,615)	$(3,921)	$(153,764)	$28,966

Other comprehensive income (loss):

Unrealized loss on securities available for sale	(84,034)	(3,906)	(45,193)	(1,860)

Foreign currency translation adjustment	3,531	(30,322)	(31,916)	(86,031)

Comprehensive income (loss)	$(220,118)	$(38,149)	$(230,873)	$(58,925)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000
(Amounts in Thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$273,230	$137,671

Accounts receivable, net	225,838	275,826

Due from affiliates	54,796	39,692

Inventories	26,075	21,834

Other current assets	18,275	11,289

Total current assets	598,214	486,312

Investments	503,119	899,078

Property, plant and equipment, net of accumulated depreciation	317,939	360,596

Intangible assets, net of accumulated amortization	715,501	938,314

Deferred financing costs and other assets	36,785	66,697

	$2,171,558	$2,750,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Current installments of long-term debt	$3,346	$4,753

Accounts payable and accrued expenses	262,569	292,381

Income taxes payable	322,564	386,678

Deferred revenue	43,776	60,006

Total current liabilities	632,255	743,818

Long-term debt, less current installments	808,966	807,495

Deferred income taxes	139,720	185,846

Other long-term liabilities	90,592	54,325

Total liabilities	1,671,533	1,791,484

Minority interest	40,162	89,228

Redeemable preferred stock	8,651	13,088

Stockholders’ equity:

Convertible preferred stock	—	—

Class A common stock	988	1,060

Class B common stock	150	150

Additional paid-in capital	577,599	748,503

Accumulated other comprehensive income	(240,753)	(163,644)

Retained earnings	336,072	531,156

	674,056	1,117,225

Class A common stock in treasury, at cost	(179,906)	(258,604)

Class A common stock in escrow	(42,938)	(1,424)

Total stockholders’ equity	451,212	857,197

	$2,171,558	$2,750,997

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and September 30, 2000
(Amounts in Thousands)
(Unaudited)

	2001	2000

Cash Flows From Operating Activities:

Net earnings (loss)	$(153,764)	$28,966

Items not involving cash:

Depreciation and amortization	55,793	95,704

Amortization of debt issue costs	7,207	7,781

Minority interest	(6,535)	18,875

Loss on sale of investments	29,157	—

Gain on sale of assets	(7,311)	(42,650)

Non-cash interest	(45,255)	—

Other non-cash items	37,419	14,016

Changes in working capital, net	(467)	(47,309)

Cash provided by (used in) operating activities	(83,756)	75,383

Cash Flows From Investing Activities:

Capital expenditures	(38,018)	(58,890)

Additions to investments	(44,411)	(57,976)

Acquisitions, net	—	(1,963)

Proceeds from disposal of investments	310,266	85,987

Proceeds from disposal of assets	226,989	—

Other investing activities	—	(1,345)

Cash provided by (used in) investing activities	454,826	(34,187)

Cash Flows From Financing Activities:

Proceeds from long-term debt	90,245	327,343

Repayments of long-term debt	(92,545)	(155,420)

Payment of debt issue costs	—	(3,085)

Repurchase of common shares and redemption of preferred shares	(145,900)	—

Redemption of Special shares of subsidiary	—	(58,164)

Changes in amounts due from affiliates	(15,504)	(37,304)

Dividends and distributions to minority interests	(30,950)	(10,923)

Cash dividends paid	(41,320)	(47,779)

Other financing activities	6,026	(4,379)

Cash provided by (used in) financing activities	(229,948)	10,289

Effect of exchange rate changes on cash	(5,563)	(2,958)

Net increase in cash and cash equivalents	135,559	48,527

Cash and cash equivalents at beginning of period	137,671	39,903

Cash and cash equivalents at end of period	$273,230	$88,430

Cash paid for interest	$82,918	$135,491

Cash paid for taxes	$52,338	$24,929

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

Note 2 — Principles of Presentation and Consolidation

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at September 30, 2001 owned approximately 34.4 % of the combined equity and approximately 72.7 % of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

     The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries and other controlled entities. At September 30, 2001 the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“HCNLP”) was 87%.

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Note 3 — Earnings per share

     The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net loss	$(139,615)

Add dividends:

Convertible preferred stock	—

Series E Preferred Stock	(108)

Basic EPS
Net loss available to common stockholders	(139,723)	101,677	$(1.37)

Effect of dilutive securities

None	—	—

Diluted EPS
Net loss available to common stockholders and assumed conversions	$(139,723)	101,677	$(1.37)

	Three Months Ended September 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net loss	$(3,921)

Deduct dividends:

Convertible preferred stock	(2,138)

Series E Preferred Stock	(128)

Basic EPS
Net income available to common stockholders	(6,187)	98,705	$(0.06)

Effect of dilutive securities

None	—	—

Diluted EPS
Net income available to common stockholders and assumed conversions	$(6,187)	98,705	$(0.06)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

	Nine Months Ended September 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net loss	$(153,764)

Add dividends:

Convertible preferred stock	(4,274)

Series E Preferred Stock	(359)

Basic EPS
Net loss available to common stockholders	(158,397)	100,861	$(1.57)

Effect of dilutive securities

None	—	—

Diluted EPS

Net loss available to common stockholders and assumed conversions	$(158,397)	100,861	$(1.57)

	Nine Months Ended September 30, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Net earnings	$28,966

Deduct dividends:

Convertible preferred stock	(6,412)

Series E Preferred Stock	(392)

Basic EPS
Net income available to common stockholders	22,162	98,594	$0.22

Effect of dilutive securities
HCPH Special shares	—	3,291

Stock options	—	1,058

Diluted EPS
Net income available to common stockholders and assumed conversions	$22,162	102,943	$0.22

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Note 4 — Segment Information

     The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Community Group includes the results of the Jerusalem Post. XSTM Holdings (2000) Inc. (formerly Southam Inc.), Hollinger Canadian Newspapers, Limited Partnership and The National Post Company make up the Canadian Newspaper Group. On September 1, 2001 the Company sold its interest in The National Post Company. Effective January 1, 2001 corporate overhead costs, which had previously been allocated, are disclosed separately in the Investment and Corporate Group. Segment information for both the three months and nine months ended September 30, 2000 has been restated to conform to the 2001 disclosure. The following is a summary of the segments of the Company:

	Three months ended September 30, 2001

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$109,982	$4,850	$111,340	$37,352	$—	$263,524

Depreciation and amortization	$9,276	$611	$5,190	$2,675	$457	$18,209

Operating income (loss), excluding infrequent items and stock-based compensation	$1,660	$(436)	$(1,215)	$(14,972)	$(4,119)	$(19,082)

Equity in loss of affiliates	$(628)	$—	$(2,308)	$—	$—	$(2,936)

	Nine months ended September 30, 2001

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$333,580	$15,131	$371,161	$176,175	$—	$896,047

Depreciation and amortization	$27,374	$1,647	$14,473	$10,873	$1,426	$55,793

Operating income (loss), excluding infrequent items and stock-based compensation	$6,878	$(2,480)	$24,841	$(38,065)	$(13,889)	$(22,715)

Equity in loss of affiliates	$(2,893)	$—	$(10,411)	$—	$—	$(13,304)

Total assets	$612,030	$69,474	$546,397	$645,109	$298,548	$2,171,558

Capital expenditures	$9,503	$11,951	$13,869	$2,525	$170	$38,018

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

	Three months ended September 30, 2000

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$96,863	$17,540	$128,845	$274,226	$—	$517,474

Depreciation and amortization	$5,743	$1,580	$4,087	$20,045	$437	$31,892

Operating income (loss), excluding infrequent items and stock-based compensation	$8,118	$209	$13,740	$19,501	$(3,789)	$37,779

Equity in earnings (loss) of affiliates	$(45)	$—	$(899)	$161	$—	$(783)

	Nine months ended September 30, 2000

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)

Revenues	$291,124	$59,155	$429,692	$860,842	$—	$1,640,813

Depreciation and amortization	$15,907	$5,437	$12,924	$60,123	$1,313	$95,704

Operating income (loss), excluding infrequent items and stock-based compensation	$29,842	$4,196	$71,641	$79,864	$(10,409)	$175,134

Equity in earnings (loss) of affiliates	$(135)	$—	$(4,289)	$515	$—	$(3,909)

Total assets	$481,300	$147,831	$529,354	$2,060,936	$225,144	$3,444,565

Capital expenditures	$20,626	$2,782	$9,928	$25,149	$405	$58,890

Note 5 — Capital Stock

On May 31, 2001 the Company redeemed all 829,409 shares of Series C Preferred Stock for 7,052,464 shares of Class A Common Stock. The Series C Preferred Stock was held by Hollinger Inc. On September 6, 2001 the Company purchased for cancellation, from Hollinger Inc., the 7,052,464 shares of Class A Common Stock for a total cost of $92.2 million.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited)

Note 6 — Investments

In August 2001, the Company sold a participation interest in Cdn. $540 million ($350 million) principal amount of 12 1/8% Fixed Rate Subordinated Debentures due 2010 (debentures) issued by a subsidiary of CanWest Global Communication Corp. (CanWest) to a special purpose trust (the “Participation Trust”). This transaction resulted in proceeds to the Company of $297.5 million and has been accounted for as a sale in accordance with SFAS 140. The net loss on the transaction, including the realized holding losses on the underlying debentures, amounted to $43.9 million and has been included in Other expenses. The net cash proceeds were used to repay amounts borrowed under the Company’s bank credit facility and for general corporate purposes.

Under the terms of the Participation Trust, the interest payments received by the Company in respect of the underlying CanWest debentures will be paid to the Participation Trust. However, after May 15, 2003 the Company may be required to deliver, to the Participation Trust, CanWest debentures with a face value equivalent to $350 million. Given that the CanWest debentures are denominated in Canadian dollars, the Company has entered into a forward foreign exchange contract to mitigate its currency exposure. The mark to market gain on the forward contract and the foreign exchange loss on the residual obligation have been charged to earnings for the period.

In addition, in accordance with the Participation Agreement, the Company cannot transfer to an unaffiliated third party, until at least May 15, 2003, the equivalent of $50 million principal amount of CanWest debentures. The Participation Trust and its investors have no recourse to the Company’s other assets in the event that CanWest defaults on its debentures.

Note 7 — The National Post Company

In August 2001, the Company entered into an agreement to sell to CanWest its 50% interest in The National Post Company (National Post). In accordance with the agreement, the Company’s representatives resigned from their executive positions at the National Post effective September 1, 2001.

Accordingly, since with effect from September 1, 2001, the Company has no influence over the operations of the National Post, the Company no longer consolidates or records on an equity basis its share of earnings or losses. The results of operations of the National Post are included in the consolidated results to August 31, 2001.

Note 8 — Sale of Canadian Properties

Effective August 31, 2001 the Company completed the sale of most of its remaining Canadian newspapers for sale proceeds of approximately Cdn.$220 million, subject to adjustment. Included in this sale were community newspapers in Ontario such as The Kingston Whig-Standard, The Sault Star and the Peterborough Examiner. The consideration for this sale was paid in cash.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

OVERVIEW

     The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes one U.S. community newspaper, which was sold during the third quarter, and The Jerusalem Post. The U.K. Newspaper Group includes the operating results of the Telegraph. The Canadian Newspaper Group includes results of XSTM Holdings (2000) Inc. (“Southam”), Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) and The National Post Company (“National Post”), which was sold September 1, 2001.

CONSOLIDATED RESULTS OF OPERATIONS

A net loss in the third quarter of 2001 amounted to $139.6 million or a loss of $1.37 per share compared with a net loss of $3.9 million or a loss of $0.06 per share, in 2000. A net loss in the nine months ended September 30, 2001 amounted to $153.8 million or a loss of $1.57 per share compared to net earnings of $29.0 million or earnings of $0.22 per share in 2000.

There were a number of infrequent and non-recurring items affecting the results of both years. In the third quarter of 2001 infrequent and non-recurring items amounted to a net loss of $127.0 million after income tax and minority interest and primarily consisted of gains and losses on sales of certain Canadian properties, an accounting loss in respect of the total return equity swap, gains and losses on sales of investments, duplicative start-up costs related to the new printing facility in Chicago and the write-off of investments. In the third quarter of 2000, infrequent and non-recurring items amounted to a net loss of $0.7 million after income tax and minority interest and primarily included duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on assets sales, equity losses at Interactive Investor International plc (III) and stock-based compensation cost.

In the nine months ended September 30, 2001, infrequent and non-recurring items amounted to a net loss of $144.7 million after income tax and minority interest and primarily consisted of gains and losses on sales of Canadian properties, an accounting loss in respect of the total return equity swap, gains and losses on sales of investments, duplicative start-up costs related to the new printing facility in Chicago, equity losses at Internet related investments and the write-off of investments. In the nine months ended September 30, 2000, infrequent and non-recurring items amounted to a net loss of $1.8 million after income tax and minority interest and primarily consisted of duplicative start-up costs related to the new printing facility in Chicago, severance costs in Canada, gains on assets sales, including Trip.com and the partial interest in III, the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount and stock-based compensation cost.

Net earnings from comparable operations, which excludes infrequent and non-recurring items amounted to a net loss of $12.6 million or a loss of $0.13 per diluted share in the third quarter of 2001 compared with a net loss of $3.2 million or a loss of $0.03 per diluted share in 2000. Net earnings from comparable operations amounted to a loss of $9.0 million or a loss of $0.09 per diluted share in the nine months ended September 30, 2001 compared with net earnings of $30.7 million or earnings of $0.27 per diluted share in 2000. In determining diluted earnings per share from comparable operations in 2001 the weighted average common shares issuable prior to actual conversion of the Company’s Series C preferred stock were included. This instrument was anti-dilutive in 2001. In 2000 common shares issuable on exercise of stock options and on conversion of convertible instruments were included whether or not dilutive.

Operating revenue and operating income for the third quarter of 2001 was $263.5 million and a loss of $19.5 million compared with $517.5 million and operating income of $35.0 million in 2000. Operating revenue and operating income for the nine months ended September 30, 2001 was $896.0 million and a loss of $26.2 million compared with $1,640.8 million and operating income of $168.0 million in 2000. The significant decrease in both operating revenue and operating income in the third quarter and nine months ended September 30 was largely the result of the sales of Canadian properties in both 2000 and 2001 and the sale of US Community properties in 2000 but also is due to lower operating results at Chicago Group (excluding the impact of the acquisition of Copley Group), the U.K. Newspaper Group and the remaining Canadian properties.

EBITDA for the third quarter of 2001 was a loss of $1.3 million compared with EBITDA of $66.9 million in 2000, a decrease of $68.2 million. EBITDA for the nine months ended September 30, 2001 was $29.6 million compared with $263.7 million in 2000, a decrease of $234.1 million. Approximately $52.5 million of the third quarter decrease in EBITDA and $175.9 million of the decrease in EBITDA in the nine months ended September 30 were due to assets sold. The balance of the reduction in EBITDA in both the third quarter and the nine months was mainly due to lower operating results at Chicago Group (excluding the impact of the acquisition of Copley Group), the U.K. Newspaper Group and the remaining Canadian properties.

Lower EBITDA in both the third quarter and nine months ended September 30, 2001, was offset in part, by lower interest costs and increased interest and dividend income. Lower interest expense results from significantly lower debt levels in 2001 compared with 2000 as the Company’s Bank Credit Facility, which totaled $972.0 million, was repaid in November 2000 with part of the cash proceeds from the sale of properties to CanWest. Additional reductions in borrowings and increased positive cash resulted from the third quarter sale of participation interests in the CanWest debentures. The increased interest and dividend income primarily results from interest on the CanWest debentures, prior to the sale of participation interests, and a dividend on CanWest shares. Both the CanWest shares and debentures were received as part of the proceeds from the sale of properties to CanWest in November 2000.

Interest expense for the third quarter and nine months ended September 30, 2001, was $19.7 million and $59.5 million versus $40.4 million and $112.1 million in 2000, reductions of $20.7 million and $52.6 million, respectively. Interest and dividend income was $18.7 million and $64.3 million, respectively, for the third quarter and nine months ended September 30, 2001, compared to $3.0 million and $5.5 million in 2000, increases of $15.7 million and $58.8 million respectively. The proceeds from both the sales of operations and the participation interests in the CanWest debentures allowed for the combined $36.4 million and $111.4 million of increased interest and dividend income and interest expense reduction in the third quarter and nine months ended September 30, 2001, respectively.

Net other expense in the third quarter of 2001 amounted to $158.1 million and primarily included gains and losses on sales of certain Canadian properties, an accounting loss in respect of the total return equity swap, gains and losses on sales of investments and the write-off of investments. Net other income in the third quarter of 2000 amounted to $6.0 million and primarily included gains on asset sales, losses from equity accounted companies and foreign currency losses. Net other expense in the nine months ended September 30, 2001 amounted to $163.0 million and primarily included gains and losses on sales of certain Canadian properties, an accounting loss in respect of the total return equity swap, equity losses at Internet related investments, gains and losses on sales of investments and the write-off of investments. Net other income in the nine months ended September 30, 2000 amounted to $26.9 million and primarily included gains on asset sales, losses from equity accounted companies and foreign currency losses.

Minority interest for the nine months ended September 30, 2001 amounted to earnings of $6.5 million and primarily included the minority’s share of the National Post losses from operations to August 31, 2001, offset in part by the minority share of net earnings of Hollinger L.P., including the minority’s share of the gains on sales of Canadian properties by Hollinger L.P.. In 2000 minority interest amounted to an expense of $18.9 million and primarily included the minority’s share of net earnings of Hollinger L.P. and $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amount.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(dollar amounts in thousands)		(dollar amounts in thousands)
Operating revenues:

Chicago Group	$109,982	$96,863	$333,580	$291,124

Community Group	4,850	17,540	15,131	59,155

U.K. Newspaper Group	111,340	128,845	371,161	429,692

Canadian Newspaper Group	37,352	274,226	176,175	860,842

Investment and Corporate Group	—	—	—	—

Total operating revenue	$263,524	$517,474	$896,047	$1,640,813

Operating income (loss), excluding infrequent items and stock-based compensation:

Chicago Group	$1,660	$8,118	$6,878	$29,842

Community Group	(436)	209	(2,480)	4,196

U.K. Newspaper Group	(1,215)	13,740	24,841	71,641

Canadian Newspaper Group	(14,972)	19,501	(38,065)	79,864

Investment and Corporate Group	(4,119)	(3,789)	(13,889)	(10,409)

Total operating income (loss), excluding infrequent items and stock-based compensation	$(19,082)	$37,779	$(22,715)	$175,134

EBITDA:

Chicago Group	$10,936	$13,861	$34,252	$45,749

Community Group	175	1,789	(833)	9,633

U.K. Newspaper Group	3,975	17,827	39,314	84,565

Canadian Newspaper Group	(12,297)	39,546	(27,192)	139,987

Investment and Corporate Group	(3,662)	(3,352)	(12,463)	(9,096)

Total EBITDA	$(873)	$69,671	$33,078	$270,838

Operating revenues:

Chicago Group	41.7%	18.7%	37.2%	17.7%

Community Group	1.8%	3.4%	1.7%	3.6%

U.K. Newspaper Group	42.3%	24.9%	41.4%	26.2%

Canadian Newspaper Group	14.2%	53.0%	19.7%	52.5%

Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss), excluding infrequent items and stock-based compensation:

Chicago Group	-8.7%	21.5%	-30.3%	17.0%

Community Group	2.3%	0.5%	10.9%	2.4%

U.K. Newspaper Group	6.4%	36.4%	-109.3%	40.9%

Canadian Newspaper Group	78.5%	51.6%	167.6%	45.6%

Investment and Corporate Group	21.5%	-10.0%	61.1%	-5.9%

Total operating income (loss), excluding infrequent items and stock-based compensation	100.0%	100.0%	100.0%	100.0%

EBITDA:

Chicago Group	-1252.7%	19.9%	103.5%	16.9%

Community Group	-20.1%	2.6%	-2.5%	3.6%

U.K. Newspaper Group	-455.3%	25.6%	118.9%	31.2%

Canadian Newspaper Group	1408.6%	56.7%	-82.2%	51.7%

Investment and Corporate Group	419.5%	-4.8%	-37.7%	-3.4%

Total EBITDA	100.0%	100.0%	100.0%	100.0%

EBITDA Margin:

Chicago Group	9.9%	14.3%	10.3%	15.7%

Community Group	3.6%	10.2%	n/a	16.3%

U.K. Newspaper Group	3.6%	13.8%	10.6%	19.7%

Canadian Newspaper Group	n/a	14.4%	n/a	16.3%

Investment and Corporate Group	n/a	n/a	n/a	n/a
Total EBITDA Margin	n/a	13.5%	3.7%	16.5%

See Notes on page 14

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(dollar amounts in thousands)		(dollar amounts in thousands)
Chicago Group

Operating revenue

Advertising	$84,092	$73,270	$254,407	$219,970

Circulation	22,950	19,528	69,626	59,386

Job printing and other	2,940	4,065	9,547	11,768

Total operating revenue	109,982	96,863	333,580	291,124

Operating costs
Newsprint	19,321	16,460	57,747	47,899

Compensation costs	44,940	35,573	136,122	110,121

Other operating costs	34,785	30,969	105,459	87,355

Depreciation	4,303	2,151	12,491	6,469

Amortization	4,973	3,592	14,883	9,438

Total operating costs	108,322	88,745	326,702	261,282

Operating income, excluding infrequent items and stock-based compensation	$1,660	$8,118	$6,878	$29,842

Community Group

Operating revenue

Advertising	$1,276	$10,275	$4,604	$34,556

Circulation	1,966	4,929	5,953	16,612

Job printing and other	1,608	2,336	4,574	7,987

Total operating revenue	4,850	17,540	15,131	59,155

Operating costs
Newsprint	619	1,657	1,661	5,321

Compensation costs	1,694	6,588	6,450	21,880

Other operating costs	2,362	7,506	7,853	22,321

Depreciation	392	837	957	2,519

Amortization	219	743	690	2,918

Total operating costs	5,286	17,331	17,611	54,959

Operating income (loss), excluding infrequent items and stock-based compensation	$(436)	$209	$(2,480)	$4,196

U.K. Newspaper Group
Operating revenue
Advertising	$71,280	$84,821	$254,921	$296,819

Circulation	34,835	37,430	101,431	112,248

Job printing and other	5,225	6,594	14,809	20,625

Total operating revenue	111,340	128,845	371,161	429,692

Operating costs
Newsprint	22,341	21,867	71,781	70,238

Compensation costs	23,212	22,881	70,237	71,478

Other operating costs	61,812	66,270	189,829	203,411

Depreciation	2,916	1,752	7,647	5,625

Amortization	2,274	2,335	6,826	7,299

Total operating costs	112,555	115,105	346,320	358,051

Operating income, excluding infrequent items and stock-based compensation	$(1,215)	$13,740	$24,841	$71,641

Canadian Newspaper Group
Operating revenue
Advertising	$23,329	$205,366	$116,231	$652,577

Circulation	8,453	56,557	38,420	168,632

Job printing and other	5,570	12,303	21,524	39,633

Total operating revenue	37,352	274,226	176,175	860,842

Operating costs
Newsprint	6,166	36,533	30,787	110,113

Compensation costs	16,584	106,486	69,776	320,179

Other operating costs	26,899	91,661	102,804	290,563

Depreciation	1,543	11,281	6,277	33,632

Amortization	1,132	8,764	4,596	26,491

Total operating costs	52,324	254,725	214,240	780,978

Operating income (loss), excluding infrequent items and stock-based compensation	$(14,972)	$19,501	$(38,065)	$79,864

Investment and Corporate Group
Operating revenue
Advertising	$—	$—	$—	$—

Circulation	—	—	—	—

Job printing and other	—	—	—	—

Total operating revenue	—	—	—	—

Operating costs
Newsprint	—	—	—	—

Compensation costs	1,060	921	2,975	2,903

Other operating costs	2,602	2,431	9,488	6,193

Depreciation	286	241	915	722

Amortization	171	196	511	591

Total operating costs	4,119	3,789	13,889	10,409

Operating loss, excluding infrequent items and stock-based compensation	$(4,119)	$(3,789)	$(13,889)	$(10,409)

See Notes on page 14

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	Percentage	Percentage	Percentage	Percentage

Chicago Group

Operating revenue

Advertising	76.4%	75.6%	76.3%	75.6%

Circulation	20.9%	20.2%	20.9%	20.4%

Job printing and other	2.7%	4.2%	2.8%	4.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs

Newsprint	17.6%	17.0%	17.3%	16.5%

Compensation costs	40.9%	36.7%	40.8%	37.8%

Other operating costs	31.6%	32.0%	31.6%	30.0%

Depreciation	3.9%	2.2%	3.7%	2.2%

Amortization	4.5%	3.7%	4.5%	3.2%

Total operating costs	98.5%	91.6%	97.9%	89.7%

Operating income, excluding infrequent items and stock-based compensation	1.5%	8.4%	2.1%	10.3%

Community Group

Operating revenue

Advertising	26.3%	58.6%	30.4%	58.4%

Circulation	40.5%	28.1%	39.4%	28.1%

Job printing and other	33.2%	13.3%	30.2%	13.5%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs

Newsprint	12.8%	9.4%	11.0%	9.0%
Compensation costs	34.9%	37.6%	42.6%	37.0%

Other operating costs	48.7%	42.8%	51.9%	37.7%

Depreciation	8.1%	4.8%	6.3%	4.3%

Amortization	4.5%	4.2%	4.6%	4.9%

Total operating costs	109.0%	98.8%	116.4%	92.9%

Operating income (loss), excluding infrequent items and stock-based compensation	-9.0%	1.2%	-16.4%	7.1%

U.K. Newspaper Group

Operating revenue

Advertising	64.0%	65.8%	68.7%	69.1%

Circulation	31.3%	29.1%	27.3%	26.1%

Job printing and other	4.7%	5.1%	4.0%	4.8%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs

Newsprint	20.1%	17.0%	19.3%	16.4%

Compensation costs	20.9%	17.8%	18.9%	16.6%

Other operating costs	55.5%	51.4%	51.2%	47.3%

Depreciation	2.6%	1.3%	2.1%	1.3%

Amortization	2.0%	1.8%	1.8%	1.7%

Total operating costs	101.1%	89.3%	93.3%	83.3%

Operating income, excluding infrequent items and stock-based compensation	-1.1%	10.7%	6.7%	16.7%

Canadian Newspaper Group

Operating revenue

Advertising	62.5%	74.9%	66.0%	75.8%

Circulation	22.6%	20.6%	21.8%	19.6%

Job printing and other	14.9%	4.5%	12.2%	4.6%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs

Newsprint	16.5%	13.3%	17.5%	12.8%

Compensation costs	44.4%	38.9%	39.6%	37.2%

Other operating costs	72.0%	33.4%	58.3%	33.7%

Depreciation	4.2%	4.1%	3.6%	3.9%

Amortization	3.0%	3.2%	2.6%	3.1%

Total operating costs	140.1%	92.9%	121.6%	90.7%

Operating income (loss), excluding infrequent items and stock-based compensation	-40.1%	7.1%	-21.6%	9.3%

Notes:	1)	EBITDA and operating income excludes infrequent items and stock-based compensation.

	2)	Results for three and nine months ended September 30, 2000 have been restated to reflect the 2001 disclosure of Investment and Corporate Group. Corporate overhead costs which had previously been allocated are now disclosed as Investment and Corporate Group.

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $110.0 million in the third quarter of 2001 and $333.6 million in the nine months ended September 30, 2001 compared with $96.9 million and $291.1 million in 2000, increases of $13.1 million and $42.5 million respectively. The Copley Group, which was acquired in December 2000 added $19.7 million to operating revenue in the third quarter of 2001 and $60.0 million in the first nine months of 2001. Operating revenue for operations owned in both years (“same store”) was $90.2 million in the third quarter of 2001 compared with $96.8 million in 2000, a decrease of $6.6 million. For the nine months ended September 30, 2001 same store operating revenue was $273.6 million compared with $291.1 million in 2000, a decrease of $17.5 million. Advertising revenue on a same store basis was $69.0 million in the third quarter of 2001 compared with $73.3 million in 2000 a decrease of $4.3 million. Retail advertising was 2.1% lower and accounted for $0.7 million of the decrease. Classified advertising revenues were down $2.3 million or 7.5% during the quarter, almost entirely the result of lower recruitment advertising. National advertising revenues during the third quarter were flat compared with 2000. Advertising revenue on a same store basis was $208.5 million for the nine months ended September 30, 2001 compared with $220.0 million in 2000 a decrease of $11.5 million.

Circulation revenue, on a same store basis, was $18.7 million in the third quarter of 2001 and $56.8 million in the nine months ended September 30, 2001 compared with $19.5 million and $59.4 million in 2000, decreases of $0.8 million and $2.6 million respectively. The decreases are primarily at the Chicago Sun-Times where circulation revenue from both the daily and Sunday newspapers was lower. Circulation volume in the Sunday paper increased compared with the third quarter of 2000 primarily as a result of the events of September 11. However, Sunday circulation revenue was down as a result of price discounting. Daily average circulation volume at the Chicago Sun-Times increased 3.4% compared with the third quarter of 2000, but as a result of discounting and elimination of the Chicago Sun-Times unprofitable “Midwest Edition” which was distributed to outlying communities, daily circulation revenue was also lower.

Total operating costs, excluding infrequent items, in the third quarter of 2001 were $108.3 million and in the nine months ended September 30, 2001 were $326.7 million compared with $88.7 million and $261.3 million respectively in 2000. On a same store basis, total operating costs, excluding infrequent items, were $87.1 million in the third quarter and $263.6 million in the nine months ended September 30, 2001 compared with $88.7 million and $261.3 million in 2000, a decrease of $1.6 million in the third quarter and an increase of $2.3 million in the nine months.

Newsprint expense, on a same store basis, was up $0.6 million in the quarter and $3.0 million in the nine months. Actual third quarter consumption was down by approximately 10.0%, but the average cost-per-ton of newsprint increased 14% from the third quarter of 2000. Compensation costs, on a same store basis, were basically flat in the quarter and $2.0 million lower in the nine months. Other operating costs , on a same store basis, were $3.5 million lower in the quarter and $3.2 million lower in the nine months. Depreciation charges in 2001 were higher than in 2000, primarily as a result of the new printing facility.

On a same store basis, operating income in the third quarter of 2001 was $3.1 million compared to $8.1 million in 2000, a decrease of $5.0 million and in the first nine months of 2001 was $10.0 million compared to $29.8 million in 2000 , a decrease of $19.8 million. These decreases result primarily from lower operating revenue, higher newsprint costs and the higher depreciation charge, offset in part by lower other operating costs.

The Copley Group, which was acquired in December 2000, added $60.0 million to revenue and $3.9 million to EBITDA in 2001. It is expected that Copley’s operating results will improve as cost saving strategies and efficiencies are implemented.

U.K. Newspaper Group

Third quarter operating revenue for the U.K. Newspaper Group was $111.3 million in 2001 compared with $128.8 million in 2000. Operating revenue for the nine months ended September 30, 2001 was $371.2 million compared with $429.7 million in 2000. In pounds sterling operating revenue for the third quarter of 2001 decreased 11.6% and for the nine months ended September 30, 2001 decreased 7.7%.

The decrease in operating revenue primarily resulted from lower advertising revenue. Advertising revenue for the third quarter of 2001, in local currency, was £49.5 million compared to £57.6 million in 2000, a decrease of £8.1 million or 14.1% year on year. For the nine months advertising revenue, in local currency, was £176.8 million compared to £192.6 million in 2000, a decrease of £15.8 million or 8.2% year on year. Display advertising was down 18.0% and classified advertising in total was down 15.8%, compared with the third quarter of 2000. Recruitment advertising in the third quarter was down 30.8% but property advertising revenue increased year-on-year by 10.3%. Within the Display sector, financial advertising decreased 34.5% year on year.

In local currency, circulation revenue in the third quarter decreased £1.1 million or 4.5%, from £25.3 million in 2000 to £24.2 in 2001. On September 5, 2001 the price of The Daily Telegraph on Monday to Friday increased from 45p to 50p and on September 8, 2001, the price of The Daily Telegraph on Saturday increased from 75p to 85p. These increases will likely result in improved circulation revenue for the balance of the year.

In local currency, the UK Group’s newsprint expenses have increased year-on-year in the quarter by 4.7% and in the nine months by 9.3%. A year on year newsprint price increase of 12.0% in the third quarter has been partly offset by reduced consumption due to lower paginations as a result of the lower advertising revenue. Management anticipates that these newsprint price increases should be partially rolled back during the first half of the coming year.

EBITDA in the third quarter of 2001, in local currency, was £2.8 million versus £12.1 million in 2000, a decrease of £9.3 million, primarily the result of lower revenue and newsprint cost increases. After currency conversion, EBITDA for the third quarter of 2001 was $4.0 million versus $17.8 million in 2000, a decrease of $13.8 million. For the nine months ended September 30, 2001 EBITDA was £27.2 million versus £54.5 million in 2000, a decrease of £27.3 million, primarily the result of lower revenue and newsprint cost increases. After currency conversion, EBITDA for the nine months was $39.3 million in 2001 versus $84.5 million in 2000, a decrease of $45.2 million.

Canadian Newspaper Group

Operating revenue and operating income in the Canadian Newspaper Group were $37.4 million and a loss of $15.0 million in the third quarter of 2001, compared with $274.2 million and operating income of $19.5 million in 2000. In the nine months ended September 30, 2001 operating revenue and operating income were $176.2 million and a loss of $38.1 million, compared with $860.8 million and operating income of $79.9 million in 2000. The significant decrease in both operating revenue and operating income results primarily from the sale of operations in 2000 to CanWest, the sale of UniMedia Company completed in January 2001, the August sale of operations to Osprey Media Holdings Inc. and the September 1, 2001 sale of the National Post. The National Post represents a substantial portion of the reported Canadian Newspaper Group operating loss in 2001. The National Post operating loss for the third quarter was $9.1 million in 2001 (July and August) and $13.4 million in 2000 and for the nine months ended September 30, was $37.0 million in 2001 (January to August) and $33.9 million in 2000.

On a same store basis, operating revenue and operating income of the remaining operations were Cdn. $28.7 million and a loss of Cdn. $9.7 million in the third quarter of 2001, compared with Cdn. $30.2 million and a loss of Cdn. $7.8 million in 2000. For the nine months ended September 30, 2001 same store operating revenue and operating income were Cdn. $93.8 million and a loss of Cdn. $14.8 million, compared with Cdn. $96.6 million and a loss of Cdn. $13.3 million in 2000.

Community Group

Revenue and operating income in the third quarter of 2001 were $4.9 million and a loss of $0.4 million, compared to $17.5 million and operating income of $0.2 million in 2000. For the first nine months of 2001, revenue and operating income were $15.1 million and a loss of $2.5 million, compared to $59.2 million and operating income of $4.2 million in 2000. The significant decrease in both revenue and operating income results almost entirely from the sales of Community Group properties that occurred primarily during 2000. During the third quarter 2001 the last remaining U.S. Community Group property was sold. At September 30, 2001 only The Jerusalem Post was still owned by the Company.

Investment and Corporate Group

Operating costs, excluding infrequent items and stock-based compensation, of the Investment and Corporate Group were $4.1 million in the third quarter of 2001, compared with $3.8 million in 2000, an increase of $0.3 million. For the nine months ended September 30, 2001, operating costs, excluding infrequent items and stock-based compensation, were $13.9 million, compared with $10.4 million in 2000, an increase of $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At September 30, 2001, working capital, excluding debt obligations, was a deficiency of $30.7 million compared to a deficiency of $252.8 million at December 31, 2000. Current assets were $598.2 million at September 30, 2001 and $486.3 million at December 31, 2000. Current liabilities, excluding debt obligations, were $628.9 million at September 30, 2001, compared with $739.1 million at December 31, 2000. The $222.1 million reduction in working capital deficiency from December 31, 2000 to September 30, 2001 results primarily from an increase in cash and cash equivalents due to the 2001 sales of Canadian newspaper properties and sale of participation interests in CanWest debentures and from a reclassification from current income taxes payable to deferred taxes payable.

Debt

Long-term debt, including the current portion, was $812.3 million at September 30, 2001 compared with $812.2 million at December 31, 2000.

EBITDA

EBITDA, which is the Company’s earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest and other income (expense), net, was a loss of $1.3 million for the third quarter of 2001 compared with $66.9 million for the third quarter of 2000 and $29.6 million for the nine months ended September 30, 2001 compared to $263.7 million in 2000. The significant reduction in EBITDA results from both the sale of Canadian Newspaper Group properties and Community Group properties in 2000 and 2001 and from lower operating results at the Chicago Group, the U.K. Newspaper Group and the remaining Canadian properties. Approximately $52.5 million in the third quarter and $175.9 million in the nine months, of the reduced EBITDA, was due to the assets sold. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Because of all the changes during the past year, EBITDA is no longer as important in measuring the performance and value of the Company as it once was. For example, EBITDA includes all the National Post losses (to August 31, 2001 when it was sold) while only half of them were the responsibility of the Company, and EBITDA ignores the interest and investment income on the CanWest debentures and shares and the substantial reduction in debt and related interest expense reductions.

Cash Flows

Cash flows used in operating activities were $83.8 million in the nine months ended September 30, 2001, compared with cash flows provided by operating activities of $75.4 million in 2000. Excluding changes in working capital (other than cash), cash flows used in operating activities were $83.3 million in 2001 and cash flows provided by operating activities were $122.7 million in 2000. The reduction in cash flows provided by operating activities compared with 2000 primarily results from the sales of Canadian Newspaper Group properties and Community Group properties and lower operating results at the Company’s remaining operations.

Cash flows provided by investing activities were $454.8 million in 2001, and cash flows used in investing activities were $34.2 million in 2000. The cash flows provided by investing activities in 2001 resulted primarily from the sales of Canadian newspaper properties, the sale of participation interests in CanWest debentures offset, in part, by capital expenditures and additions to investments.

Cash flows used in financing activities were $229.9 million in 2001 and cash flows provided by financing activities were $10.3 million in 2000. The cash flows used in financing activities in 2001 included cash dividends paid of $41.3 million, distributions to minority interests in HCNLP of $31.0 million and the repurchase of Class A common shares and the redemption of preferred shares totalling $145.9 million. During 2001 the Company utilized approximately $88.0 million of a new bank credit facility. This bank credit facility was repaid in full in August 2001 with part of the proceeds of the sale of participation interests in CanWest debentures.

Total Return Equity Swap

During the third quarter of 2001 the Company purchased 3.6 million of its own Class A common shares, which had previously been subject to a Total Return Equity Swap, at an average price per share of $13.88 for a total consideration of $50.0 million. These shares are included in treasury at September 30, 2001. During November 2001, a party to the Total Return Equity Swap sold in the open market approximately 3.6 million of the Company’s Class A common shares, which were subject to the Total Return Equity Swap, for an average price of approximately $9.70 per share or an accounting loss to the Company of $15.5 million. Approximately $12.6 million of this loss had been recognized at September 30, 2001.

Capital Expenditures and Acquisition Financing

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition activities out of cash provided by asset sales, operating activities and borrowings under the Company’s credit facility.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate. However, certain agreements binding Hollinger International Publishing Inc. (Publishing) and other subsidiaries of the Company contain such restrictive provisions. As of September 30, 2001, Publishing and its subsidiary companies were not permitted to pay dividends due to restrictions under its debt instruments.

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

Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and transitional impairment tests for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year.

In August 2001, the FASB issued SFAS No. 143, Asset Retirement Obligations and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 143 requires that an asset retirement liability be recorded at fair value when an enterprise incurs the legal obligation to retire a long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. SFAS 144 retains the fundamental recognition and measurement principles of current accounting standards for assets to be held and used and the fundamental measurement principles for assets to be held for sale. The new standard introduces recognition principles for assets held for sale and for those to be disposed of other than by sale. The statement is effective for fiscal years beginning after December 15, 2001.

The Company has not yet determined the impact of the above new accounting standards on its financial reporting.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $162.0 million in 2001 and $233.6 million in 2000. Management believes that while newsprint prices could continue to show wide price variations in the future, prices for the balance of 2001 in North America are not expected to increase significantly from current levels. In the United Kingdom, newsprint prices payable by the Company in 2001, which are subject to longer-term contracts, have increased from prices paid in 2000 because the contracts in effect for much of 2000 were booked at prices that were well below North American prices. Management believes that newsprint prices in the United Kingdom for the balance of 2001 will not vary significantly from those currently payable and could be partially rolled back during the first half of 2002. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the nine months ended September 30, 2001 and based on ownership levels at September 30, 2001, a change in the price of newsprint of $50 per tonne would increase or decrease year to date net earnings by about $8.2 million.

     Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

     Interest Rates At September 30, 2001 the Company has $150.0 million of debt under the Total Return Equity Swap on which interest is calculated at floating rates. As a result the Company is vulnerable to changes in interest rates. Increases in interest rates will reduce net earnings and declines in interest rates can result in increased earnings. Based on debt at September 30, 2001 which is subject to floating interest rates and September 30, 2001 ownership levels and foreign exchanges rates, a 1% change in the floating interest rates would increase or decrease the Company’s year to date net earnings by approximately $0.7 million.

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

	Actual Average
	2001 Rate	Increase/Decrease

United Kingdom	$1.44/£	$507,000

Canada	$0.65/Cdn.$	$4,100,000

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

     General Economic Outlook The Company's dependence on advertising sales, which generally have a short lead-time, means that it has only a limited ability to predict results for the fiscal year. Newspaper advertising revenue has been negatively impacted by the softening and uncertain economic environment especially so following the events of September 11. At this time, the Company is unable to predict whether the current advertising slowdown represents a short-term deferral of demand that will be reversed in the next six months, or whether, instead, reduced demand will continue for an extended period. If the current slowdown continues, the Company expects that overall newsprint demand would decline and the Company's usage and costs would also decline.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date:	November 13, 2001	By:	/S/ Jack A. Boultbee Jack A. Boultbee Executive Vice President