Form 10-K
period 2001-12-31
HOLLINGER INTERNATIONAL INC
filed 2002-04-01
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-24004

Hollinger International Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 North Wabash Avenue, Suite 740, Chicago, Illinois (Address of Principal Executive Office)	60611 (Zip Code)
Registrant’s telephone number, including area code
(312) 321-2299
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Class A Common Stock par value $.01 per share	New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2006	New York Stock Exchange
8 5/8% Senior Notes due 2005	New York Stock Exchange
9 1/4% Senior Subordinated Notes due 2007	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      The aggregate market value of Class A Common Stock held by non-affiliates as of March 5, 2002, was approximately $888,251,000. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.
      The number of outstanding shares of each class of the registrant’s common stock as of March 5, 2002 was as follows: 85,778,367 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location

Proxy Statement for 2002 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934	Part III

HOLLINGER INTERNATIONAL INC.

2001 FORM 10-K

PART I

Item 1.     Business

Overview

      Hollinger International Inc. (the “Company”), through subsidiaries and affiliated companies, is a global publisher with English-language newspapers in the United States, the United Kingdom, Canada and Israel. Its assets include The Daily Telegraph, the Chicago Sun-Times, The Jerusalem Post, a large number of community newspapers in the Chicago area, and a portfolio of new media investments. The Company’s Canadian newspapers are primarily in British Columbia and are owned through Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”), in which the Company has approximately an 87% interest.

      During 2001, the Company sold most of its remaining Canadian newspapers in three separate transactions, its 50% interest in The National Post Company (“National Post”), its approximate 15.6% equity interest in CanWest Global Communications Corp. (“CanWest”) and its last remaining United States community newspaper. In addition, the Company sold participation interests in most of the debentures received from CanWest in 2000 as part of the proceeds on the sale of Canadian newspaper properties.

      The operations of the Company for the year ended December 31, 2001 consisted of the Chicago Group, Community Group, U.K. Newspaper Group, and Canadian Newspaper Group, which accounted for 39%, 2%, 42% and 17%, respectively, of the Company’s total operating revenues of $1,146.3 million.

      Unless the context requires otherwise, all references herein to the “Company” mean Hollinger International Inc., its predecessors and consolidated subsidiaries, “Publishing” refers to Hollinger International Publishing Inc. and “Hollinger Inc.” refers to Hollinger Inc.

Chicago Group

      The Company’s Chicago Group consists of more than 100 titles in the greater Chicago metropolitan area including the Chicago Sun-Times, the fifth largest metropolitan daily newspaper in the United States in terms of daily readership and the ninth largest in terms of circulation, the Post Tribune in northwest Indiana and the Daily Southtown. The Chicago Sun-Times is published in a tabloid format and continues to be Chicago’s best read newspaper, attracting almost 1.7 million readers every day. The suburban papers include Pioneer Newspapers Inc. (“Pioneer Press”), which currently publishes 57 weekly newspapers in Chicago’s north and northwest suburbs, Midwest Suburban Publishing Inc. (“Midwest Suburban Publishing”) which currently publishes the Daily Southtown, 12 weekly newspapers, 23 biweekly newspapers and four free distribution papers, primarily in Chicago’s south and southwest suburbs and Fox Valley Publications Inc. (“Chicago Suburban Newspapers”) which publishes four daily newspapers, The Herald News, The Beacon News, The Courier News and The News Sun.

Community Group

      During 2001, the Company sold its last remaining United States community newspaper. For accounting and management purposes, the Community Group continues to include the Company’s wholly-owned subsidiary Jerusalem Post Publications Limited (“Jerusalem Post”) which publishes The Jerusalem Post, Israel’s most important English-language daily newspaper, with a daily and weekend readership of 223,000. The paid circulation of all Jerusalem Post products, including The International Jerusalem Post and French edition worldwide, is over 110,000.

U.K. Newspaper Group

      The Company’s U.K. Newspaper Group consists of its wholly-owned subsidiary, The Telegraph Group Limited and its consolidated subsidiaries (“The Telegraph”). The Telegraph publishes The Daily Telegraph, which was launched in 1855. The Telegraph also publishes The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator magazine. The Daily Telegraph is the largest circulation quality daily newspaper in the United Kingdom with an average daily circulation of approximately 1,021,000, representing a 36% share of the quality daily newspaper market, a substantially greater share than that of its nearest direct competitor. The Daily Telegraph’s Saturday edition has the highest average daily circulation (approximately 1,218,000) among quality daily newspapers in the United Kingdom. The Sunday Telegraph is the second largest circulation quality Sunday newspaper in the United Kingdom with an average Sunday circulation of approximately 812,000.

Canadian Newspaper Group

      At December 31, 2001 the Company’s Canadian Newspaper Group primarily consisted of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and an 87% interest in Hollinger L.P.. During 2001 HCPH Co. (formerly Hollinger Canadian Publishing Holdings Inc. (“HCPH”)) became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc. (“Southam”)).

      At December 31, 2001 HCPH Co. and Hollinger L.P. owned ten daily and 25 non-daily newspaper properties and the Business Information Group (formerly Southam Magazine and Information Group) which publishes Canadian business magazines and tabloids for the automotive, trucking, construction, natural resources, manufacturing and other industries.

Bank Credit Facility

      During 2001, the Company entered into a new credit facility in the amount of $120 million. Amounts borrowed under this facility were repaid during 2001. At December 31, 2001, the Company’s Restated Credit Facility, of which borrowings of $972 million had been repaid in 2000, had a reduced limit of $5 million. At December 31, 2001, no amounts were owing under the Restated Credit Facility and no amounts could be borrowed pursuant to the Hollinger International Publishing Inc. Trust Indentures related to the Senior and Senior Subordinated Notes.

Ownership by Hollinger Inc.

      At December 31, 2001, Hollinger Inc. directly and indirectly owned 32.1% of the combined equity interest and 71.8% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock of the Company (without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s Series E Preferred Stock). As a result, Hollinger Inc. will continue to be able to control the outcome of any election of directors and to direct management policy, strategic direction and financial decisions of the Company and its subsidiaries. Hollinger Inc. owns all of the outstanding Series E Preferred Stock of the Company, which is convertible at any time into shares of Class A Common Stock based on the conversion formula set forth in its Certificate of Designations.

      Hollinger Inc. is effectively controlled by Lord Black of Crossharbour, PC(C), OC, KCSG, Chairman of the Board of Directors and Chief Executive Officer of both Hollinger Inc. and the Company, through his direct and indirect ownership and control of Hollinger Inc.’s securities. Lord Black has advised the Company that Hollinger Inc. does not presently intend to reduce its voting power in the Company’s outstanding Common Stock to less than 50%. Furthermore, Lord Black has advised the Company that he does not presently intend to reduce his voting control over Hollinger Inc. such that a third party would be able to exercise effective control over it.

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

      In Chicago, with the acquisition in 2000 of Chicago Suburban Newspapers, significant emphasis will continue to be placed on building revenues by taking advantage of the extensive network of combined Chicago Group publications. The Chicago Group also will continue its focus on cost reduction. The opportunities to achieve cost savings through joint distribution and sales programs are very encouraging. The full conversion to the new Chicago Sun-Times state of the art printing facility has been completed. This facility will enable the group to enhance the quality of the printed product. The group continues to put a strong emphasis on online products and has developed partnerships with other media organizations, including TV and radio, that will strengthen both the newspaper and web products.

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

      At the Canadian Newspaper Group, following the asset sales completed during 2000 and 2001, the Company continues to own a group of community newspapers in British Columbia and the Business Information Group, which publishes Canadian business magazines. It is expected that these remaining community newspapers and magazines will be sold during 2002.

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

      The Company has developed a comprehensive internet and technology strategy. These activities fall into three main areas: (1) websites related to the various print publications, which are 100% owned and reported within the traditional newspaper segments; (2) joint ventures between its print publications and unrelated outsiders, where each adds value and where the Company has a certain amount of control; and (3) minority venture capital investments in unrelated third parties.

      The print-related and joint venture strategies represent an opportunity to fortify the newspapers in their local markets by providing them with the necessary tools to offer a complete suite of online and print options for their clients. The Company has stayed competitive by building significant websites at all its major newspapers. The strategy is specifically designed to achieve rapid acceleration of the Web activities. The Company has built a solid foundation for expansion and growth, and for technology and services which further strengthens the print and online publications. The Company has virtually ceased making minority investments in unrelated third party Internet and technology companies.

Risks

      Certain statements contained in this report under various sections, including but not limited to “Business Strategy” and “Management’s Discussion and Analysis”, are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the first quarter of 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

•	International Holding Company Structure — The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock and its preferred stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company. As at December 31, 2001, the Company did not meet a financial test set out in the Trust indentures for Publishing’s Senior and Senior Subordinated notes. As a result, Publishing and its subsidiaries are unable to incur additional indebtedness, pay dividends, make advances to the Company or make other distributions on their capital stock. The Company currently has sufficient cash to meet its current anticipated obligations.

•	Growth Strategy — The Company’s strategy is to achieve growth through improvements in the cash flow and profitability of its newspapers, principally through cost reductions. The Company’s growth strategy presents risks inherent in evaluating the costs of new growth opportunities at existing operations and in managing the numerous publications it has acquired and improving their operating efficiency.

•	Restrictions in Debt Agreements and Other Restrictive Arrangements — The Company and its subsidiaries have substantial leverage and substantial debt service obligations as well as obligations under the preferred stock of the Company. The instruments governing the terms of the principal indebtedness and redeemable preferred stock of the Company, Publishing and its principal United States and foreign subsidiaries, contain various covenants, events of default and other provisions that could limit the financial flexibility of the Company, including the payment of dividends with respect to outstanding common stock and preferred stock and the implementation of its growth strategy.

•	Cyclicality of Revenues — Advertising and, to a lesser extent, circulation revenues of the Company, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases, as well as changes in the mix of advertising, have corresponded with general economic downturns and regional and local economic recessions.

•	Newsprint Costs — Newsprint represents the single largest raw material expense of the Company’s newspapers and, together with employee costs, is one of the most significant operating costs. Newsprint costs vary widely from time to time and could continue to show significant variations during 2002. During the first half of 2001, newsprint prices in North America were at their highest price per tonne since 1994 and 1995. However, the recessional climate in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint resulted in a downward trend in prices during the second half of 2001. This downward trend has continued into the early part of 2002 and there are indications that prices will stabilize at their current levels. In the United Kingdom, newsprint prices payable by the Company in 2002, which are subject to longer-term contracts, will be less than the average prices paid in 2001. Although the Company has implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width where practical, and managing its return policy, price increases have had an adverse effect on the Company’s results of operations.

•	Foreign Operations and Currency Exchange Rates — Operations outside of the United States accounted for approximately 61.4% of the Company’s operating revenues and approximately 65.9% of the Company’s operating loss for the year ended December 31, 2001. Generally, the Company does not hedge against foreign currency exchange rate risks except through borrowings in those currencies. As a result, the Company may experience economic loss and a negative impact on earnings with respect to its investments and on earnings of its foreign subsidiaries, solely as a result of currency exchange rate fluctuations.

•	Newspaper Industry Competition — Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail, and other communications and advertising media that operate in the Company’s markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company’s competitors are larger and have greater financial resources than the Company. For example, in the Chicago metropolitan area, the Chicago Sun-Times competes with a large established metropolitan daily and Sunday newspaper that is the fifth largest metropolitan paid daily and Sunday newspaper in the United States in terms of circulation. In the United Kingdom, The Daily Telegraph competes with other national newspapers, principally The Times, which over the past several years has from time to time substantially reduced its cover price in an effort to increase its circulation. The Telegraph has met this competition and has engaged in its own price reduction or promotional initiatives. Electronic media has become an important factor in newspaper industry competition. Management holds the view that newspapers will continue to be an important business segment. Among educated and affluent people, indications are that strong newspaper readership will continue. Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet’s potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint format. These competitive activities can and have from time to time had an adverse effect on revenues and operating costs.

•	General Economic Outlook — The Company’s dependence on advertising sales, which generally have a short lead-time, means that it has only a limited ability to predict results for the fiscal year. Newspaper advertising revenue has been negatively impacted by the softening and uncertain economic environment especially following the events of September 11, 2001. At this time, the Company is unable to predict whether the current advertising slowdown represents a short-term decline in demand that will be reversed in the next six months, or whether, instead, reduced demand will continue for an extended period. If the current slowdown continues, the Company expects that overall newsprint demand will remain low and the Company’s usage and costs would decline.

Chicago Group

      Sources of Revenue. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the past three years.

	Year Ended December 31,

	2001		2000		1999

	(dollars in thousands)
Advertising	$338,521	76%	$305,027	76%	$294,124	75%
Circulation	92,716	21	80,261	20	80,551	21
Job printing and other	11,647	3	16,129	4	15,798	4

Total	$442,884	100%	$401,417	100%	$390,473	100%

      Advertising. Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation, penetration and type of advertising (whether classified, national or retail). In 2001, retail advertising accounted for the largest share of advertising revenues (49%), followed by classified (40%) and national (11%).

      The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pull-out sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers, such as arts, food, real estate, TV listings, weekend, travel and special sections. The Chicago area suburban newspapers also offer similar alternatives for their daily and weekly publications. The Chicago Group operates the Reach Chicago Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Chicago Group publications. The Chicago Group continues to strengthen its online dominance. The www.classifiedschicago.com regional classified-advertising website, which was created through a partnership with Paddock Publications, pools classified advertisements from all Chicago Group publications, as well as Paddock Publications’ metropolitan daily to create a valuable new venue for advertisers, readers and on-line users. Additionally, www.DriveChicago.com continues to be a leader in automotive websites. During 2000, the Chicago Group joined Paddock Publications and the Chicago Automobile Trade Association to create this website that pools the automotive classified advertising of three of the Chicago metropolitan area’s biggest dailies with the automotive inventories of many of Chicago’s metropolitan car dealerships.

      Circulation. Circulation revenues are derived from single copy newspaper sales made through retailers and vending racks and home delivery newspaper sales to subscribers. Approximately 67% of the copies of the Chicago Sun-Times sold in 2001 were single copy sales. Approximately 54% of 2001 circulation revenues of the Chicago area suburban newspapers were derived from subscription sales.

      The average paid daily and Sunday circulation of the Chicago Sun-Times is approximately 480,000 and 383,000, respectively. The Chicago Sun-Times has had consecutive increases over the past two years in paid daily circulation. The daily and Sunday paid circulation of the Daily Southtown is approximately 48,000 and 55,000, respectively. The daily and Sunday paid circulation of the Post-Tribune is approximately 64,000 and 69,000, respectively. The aggregate daily and Sunday paid circulation of the Chicago Suburban Newspapers is approximately 98,000 and 111,000, respectively. The aggregate free circulation and bi-weekly paid circulation of the Chicago Suburban Newspapers is approximately 472,000 and 20,000, respectively.

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

      The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper, which is the fifth largest metropolitan daily newspaper in the United States based on circulation. The Chicago-Sun Times is the ninth largest metropolitan daily newspaper in the United States, based on circulation. In addition, the Chicago Sun-Times and other Chicago Group newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

      Employees and Labor Relations. As of March 5, 2002, the Chicago Group employed approximately 3,559 employees (including approximately 725 part-time employees). Approximately 1,000 employees are represented by 24 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 40% of the Chicago Group’s revenues in the year ended December 31, 2001. There have been no strikes or general work stoppages at any of the Chicago Group’s newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

      Raw Materials. The basic raw material for newspapers is newsprint. In 2001 approximately 127,000 tonnes were consumed and, newsprint costs equaled approximately 17% of the Chicago Group’s revenues in 2001. Average newsprint prices for the Chicago Group increased about 11% in 2001 from 2000. The Chicago Group is not dependent upon any single newsprint supplier. The Chicago Group’s access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. The Chicago Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts in the current environment of newsprint costs. The Chicago Group believes that its sources of supply for newsprint are adequate for its anticipated needs.

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

Community Group

      During 2001, the Community Group consisted of one United States community newspaper, which was sold in August 2001 and The Jerusalem Post in Israel.

      Sources of Revenue. The following table sets forth the sources of revenue and the percentage that such sources represented of total revenues for the Community Group, including Jerusalem Post, during the past three years.

	Year Ended December 31,

	2001		2000		1999

	(dollars in thousands)
Advertising	$5,806	30%	$38,294	57%	$57,535	60%
Circulation	7,751	41	19,168	28	26,618	27
Job printing and other	5,558	29	9,874	15	12,521	13

Total	$19,115	100%	$67,336	100%	$96,674	100%

      Jerusalem Post. Approximately 42.1% of Jerusalem Post’s revenues of $18.3 million in 2001 were derived from circulation, with 30.1% from job printing and other and 27.8% from advertising. Jerusalem Post derives a relatively high percentage of its revenues from job printing as a result of a long-term contract to print and bind copies of the Golden Pages, Israel’s equivalent of a Yellow Pages telephone directory. Newsprint costs relating to publication of The Jerusalem Post equaled approximately 11.1% of Jerusalem Post’s revenues in 2001. Newsprint used in producing the Golden Pages is provided by the owners of that publication.

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

      Environmental. The Company, in common with other newspaper companies engaged in similar operations, is subject to a wide range of environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at its major printing facilities. These requirements are becoming increasingly more stringent. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company.

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

      Newspapers in the United Kingdom differ from their counterparts in North America in several respects. First, they traditionally have had substantially fewer pages although the number of pages has been increasing steadily over the past few years. The Daily Telegraph is printed in two sections on Mondays, Tuesdays, Wednesdays and Fridays, three sections on Thursdays, and nine sections plus a magazine and television guide on Saturdays. The Sunday Telegraph is published in seven sections with one magazine. Second, pre-printed advertising inserts, which have been a major source of revenue growth in North America, are less common in the United Kingdom, but there has been an increase in advertiser interest in such supplements. Third, the advertising to news ratio in British newspapers is lower. Fourth, British national newspapers more closely resemble North American magazines in that they have broad distribution and readership across the country and derive a much larger portion of their advertising revenue from national advertisers — unlike North American newspapers which, because of their relatively small geographical distribution, derive a substantial portion of their advertising from local advertisers. Finally, newspapers in the United Kingdom generally have charged higher cover prices, which in turn leads to higher circulation revenues than North American newspapers with similar circulation bases. However, since September 1993, when The Times, the nearest direct competitor to The Daily Telegraph, first substantially reduced its cover price on its weekday newspaper, the national newspaper market in the United Kingdom has experienced intense cover price competition.

      Sources of Revenue. The following table sets forth the sources of revenue and their percentage of total revenues for the Telegraph during the past three years.

	Year Ended December 31,

	2001		2000		1999

	(in thousands of British pounds sterling)
Advertising	£228,715	68%	£255,945	69%	£225,326	66%
Circulation	94,502	28	95,690	26	98,071	29
Other	14,252	4	19,020	5	16,575	5

Total	£337,469	100%	£370,655	100%	£339,972	100%

(1)	Financial data is in accordance with U.K. GAAP.

      Advertising. Advertising is the largest source of revenue at The Telegraph. The Telegraph’s display advertising strengths are in the financial, automobile and travel sections. The level of classified advertisements, especially recruitment advertisements, fluctuates with the economy. The Telegraph’s strategy with respect to classified advertising is to improve volume and yield in four sectors: recruitment, property, travel and automobiles. Classified advertising revenue, which represents 28% of total advertising revenue, decreased in 2001 primarily due to a 25% decrease in recruitment advertising. Recruitment advertising is the largest classified advertising category, representing about 45% of all classified advertising in terms of revenue.

      Circulation. The target audience of The Telegraph’s newspapers is generally conservative, middle and upper income readers, with a continuing emphasis on gaining new younger readers. The editorial strengths of The Telegraph’s newspapers provide national and international news, financial news and features and comprehensive sports coverage.

      In May 1996 the Telegraph introduced the first United Kingdom national advance purchase subscription program. In the past, newspaper subscribers in the U.K. dealt directly with independent newsagents for the purchase of newspapers. A significant portion of newspaper readers did not take the paper every day and this was especially true for Sunday. This program has proven successful in driving circulation increases although there has been some inevitable cannibalization of circulation revenues. By the end of 1996, the plan had added about 100,000 new weekday and 200,000 new Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997 and continued to be reduced thereafter. The program currently has approximately 315,000 subscribers.

      Other Publications and Business Enterprises. The Telegraph is involved in several other publications and business enterprises, including The Spectator, The Weekly Telegraph and telegraph.co.uk (formerly Electronic Telegraph). telegraph.co.uk has approximately 3.2 million unique users with some 30 million page impressions per month. The Telegraph utilizes its brand in developing third party revenue opportunities being primarily Reader Offers covering travel, financial products, household products and books.

      During 1999, the Company, in cooperation with The Boots Company plc, the UK’s leading beauty and health retailer, launched a new web site focusing on the women’s on-line market, www.handbag.com. The site deals with, among other things, health, beauty and the arts.

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

      Employees and Labor Relations. At March 5, 2002, The Telegraph and its subsidiaries employed approximately 1,250 persons and the joint venture printing companies employed an additional 920 persons. Collective agreements between The Telegraph and the trade unions representing certain portions of The Telegraph’s workforce expired on June 30, 1990 and have not been renewed or replaced. The absence of such collective agreements has had no adverse effect on The Telegraph’s operations and, in management’s view, is unlikely to do so in the foreseeable future.

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

      At West Ferry Printers a redundancy program was approved in November 2001. Approximately 91 of the 750 positions were made redundant. This was as a result of the reduction in third party contract revenue, reduced work from the joint venture partners due to declines in advertising revenue, increases in costs and an overall review of the efficiencies of the plant.

      There have been no strikes or general work stoppages involving employees of The Telegraph or the joint venture printing companies in the past five years. Management of the Telegraph believes that its relationships with its employees and the relationships of the joint venture printing companies with their employees are generally good.

      Raw Materials. Newsprint represents the single largest raw material expense of The Telegraph’s newspapers and, next to employee costs, is the most significant operating cost. Approximately 170,000 metric tons are consumed annually and in 2001 the total cost was approximately 19% of its newspaper revenues. Prices are fixed throughout 2002 at levels some 10% below the average price paid during 2001. Inventory held at each printing location is sufficient for three to four days production and in addition, suppliers’ stock held in the United Kingdom normally represents a further four to five weeks consumption.

      Paper Purchase and Management Limited (PPML) was formed on October 17, 2001. It is a joint venture between The Telegraph and Guardian Media Group plc and has as its main purpose the control of specifications, sourcing and the monitoring of usage of newsprint throughout the printing plants operated by the joint venture partners, and other locations where the partners’ publications are printed on a contract basis. It is expected to start trading on April 1, 2002. The setting up of this joint venture followed the members’ voluntary liquidation of Newsprint Management and Supply Services Limited (NMSS), a joint venture between The Telegraph and Express Newspapers. Under the terms of the NMSS Joint Venture Agreement, The Telegraph served one year’s notice on March 21, 2001. However, it was agreed that with effect from October 22, 2001 newsprint purchasing would revert to each of the joint venture partners.

      Printing. The majority of copies of The Daily Telegraph and The Sunday Telegraph are printed by The Telegraph’s two 50% owned joint venture printing companies, West Ferry Printers and Trafford Park Printers. The Telegraph has a very close involvement in the management of the joint venture companies and regards them as being important to The Telegraph’s day-to-day operations. The magazine sections of the Saturday edition of The Daily Telegraph and of The Sunday Telegraph are printed under contract by external magazine printers. The Telegraph also prints the majority of its overseas copies under contracts with external printers in Northern Ireland, Spain and Belgium.

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

      West Ferry Printers has 18 presses, six of which are configured for The Telegraph’s newspapers, eight are used for the newspapers published by The Telegraph’s joint venture partner, Express Newspapers, and the remaining four for contract printing customers. Trafford Park Printers has four presses, two of which are used primarily for The Telegraph’s newspapers.

      On November 22, 2000, United News & Media plc sold their interest in Express Newspapers to Northern & Shell Media Holdings Ltd. As a result of this change of control, under the terms of the West Ferry Printers’ Joint Venture Agreement, The Telegraph had an option to purchase Express Newspapers’ interest in West Ferry Printers. The Telegraph made an offer for the shares in January 2001 which was rejected by Express Newspapers in February 2001. Express Newspapers subsequently commenced arbitration proceedings pursuant to the Joint Venture Agreement to determine the option price.

      In April 2001, Express Newspapers commenced two actions against The Telegraph, a Claim for Specific Performance, seeking an order that The Telegraph buy out Express Newspapers’ interest in West Ferry, and a Petition under Section 459, Companies Act 1985, claiming unfair prejudice. Express Newspapers lost the Specific Performance proceedings and the s459 Petition was struck out. Express Newspapers appealed both decisions.

      The appeal hearing took place in March 2002. Again, the Claim for Specific Performance was rejected by the courts. However, the court determined that the option for The Telegraph to purchase Express Newspapers’ interest had expired on January 3, 2001. Express Newspapers’ directors will now be reappointed to the West Ferry Board. Leave was given for Express Newspapers to continue with the s459 Petition. If Express Newspapers are successful with the s459 Petition, The Telegraph could be required to purchase Express Newspapers’ 50% interest in West Ferry at a price to be determined independently. It is management’s view that Express Newspapers will not be successful in their s459 Petition.

      Distribution. Since 1988, The Telegraph’s newspapers have been distributed to wholesalers by truck under a contract with a subsidiary of TNT Express (UK) Limited (“TNT”). During 1996, the Express titles and The Daily Telegraph and The Sunday Telegraph, which are all printed at West Ferry Printers in London, began distribution to wholesalers on the same trucks. At Trafford Park Printers in Manchester, where The Daily Telegraph, The Sunday Telegraph and The Guardian are printed, a joint distribution service was arranged. Previously, the Express titles and the Guardian were distributed separately from the Telegraph titles. The Telegraph’s arrangements with wholesalers contain performance provisions to ensure minimum standards of copy availability while controlling the number of unsold copies. On May 25, 2001, a new contract was entered into by each of the major publishers at West Ferry Printers with TNT. That contract is for a minimum term of five years and six months and commenced on May 27, 2001.

      Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and The Telegraph’s circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high single copy sales. In addition to single copy sales, many retail news outlets offer home delivery services. In 2001 home deliveries accounted for 43% of sales of both The Daily Telegraph and The Sunday Telegraph.

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

      Environmental Matters. The Telegraph and its joint venture printing companies, West Ferry Printers and Trafford Park Printers, in common with other newspaper publishers and printers, are subject to a wide range of environmental laws and regulations promulgated by United Kingdom and European authorities. These laws are becoming increasingly more stringent. Management of The Telegraph believes that compliance with these laws and regulations will not have a material adverse effect on The Telegraph.

Canadian Newspaper Group

      Sources of Revenue. On November 16, 2000, the Company completed the sale to CanWest of 50% of National Post, the Canadian Newspaper Group metropolitan newspapers, a large number of community newspapers and certain operating Internet properties. During 2001, the Company sold most of its remaining Canadian newspapers in three separate transactions and its remaining 50% interest in the National Post. Operating revenue for the years ended December 31, 2001 and 2000 for operations not sold at December 31, 2001 was Cdn. $113.7 million and Cdn. $116.8 million, respectively. The following table sets forth the sources of revenue and the revenue mix of the total Canadian Newspaper Group, including operations sold, during the past three years:

	Year Ended December 31,

	2001			2000			1999

	(in thousands of Canadian dollars)
Newspapers:
Advertising	Cdn.	$171,032	56%	Cdn.	$1,158,678	73%	Cdn.	$1,207,673	73%
Circulation		53,030	17		287,513	18		313,817	19
Job printing and other		35,249	12		70,809	5		69,380	4
Business Communications		45,763	15		62,193	4		56,350	4

Total	Cdn.	$305,074	100%	Cdn.	$1,579,193	100%	Cdn.	$1,647,220	100%

      Advertising. Newspaper advertising revenue in 2001, for operations not sold at December 31, 2001, totalled Cdn. $46.7 million. Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts and other. ROP, which represented 81% of total advertising revenue in 2001, for operations not sold, is categorized as either retail, classified or national. The three categories represented 68%, 15% and 17%, respectively, of ROP advertising revenue in 2001, for operations not sold at December 31, 2001.

      Circulation. Virtually all newspaper circulation revenue in 2001, for operations not sold at December 31, 2001, was from subscription sales.

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

      Employees and Labor Relations. As of March 5, 2002, the Canadian Newspaper Group had approximately 931 employees. The Canadian Newspaper Group has union contracts in place at approximately 11 of the 19 newspaper operating locations. The percentage of unionized employees varies widely from paper to paper. With the large number of contracts being renegotiated every year, labor disruptions are always possible, but no single disruption would have a material effect on the Company.

      Raw Materials. The basic raw material for newspapers is newsprint. Newsprint consumption in 2001, for operations not sold at December 31, 2001, was approximately 13,200 tonnes. The newspapers within the Canadian Newspaper Group have access to adequate supplies to meet anticipated production needs. They are not dependent upon any single newsprint supplier. The Canadian Newspaper Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts in the current environment of newsprint costs.

      Regulatory Matters. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a “cultural business” under the Investment Canada Act and consequently, any acquisition of control of the Canadian Newspaper Group by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada. Because no such acquisition of control of Hollinger International Inc. or Hollinger Inc. has occurred, the current ownership is acceptable.

      Relationship with Hollinger Inc. The Company and Hollinger Inc. directly own a combined 100% interest in HCPH Co.. During 2001, HCPH Co. became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam). Publishing and Hollinger Inc. own, directly or indirectly, the following interests; (i) Publishing and its subsidiaries own 100% of the non-voting equity shares and non-voting preference shares and (ii) each of Publishing and Hollinger Inc. (through its wholly-owned subsidiary) own 50% of the voting preference shares which have only nominal equity value. It is anticipated that Hollinger Inc. will pledge its interest in HCPH Co. as collateral for bank financing arrangements of the Company and its subsidiaries. The Company indirectly owns an 87.0% interest in Hollinger L.P. Under the Canadian Income Tax Act, there are limits on non-Canadian ownership of Canadian Newspapers. At present, the Company does not meet those limits and, if this continues beyond a specified cure period, there could be adverse effects on advertising revenue. The Company will take the necessary steps to ensure that it is in compliance before the cure period expires.

Item 2.     Properties

      The Company’s management believes that its properties and equipment are in generally good condition, well-maintained, and adequate for current operations.

     Chicago Group

      The Chicago Sun-Times conducts its editorial, pre-press, marketing, sales and administrative activities in a 535,000 square foot, seven-story building in downtown Chicago. The Company has completed the full conversion of its Chicago Sun-Times production operations to a new 320,000 square foot state of the art printing facility, at a total construction cost of approximately $115.0 million. It is intended that new facilities will be identified to house the Chicago Sun-Times non-production activities and the downtown Chicago building will be redeveloped. Agreement in principal has been reached for a joint development of the downtown Chicago building under which, if it proceeds, the Chicago Group will receive the first $75 million of consideration and will share in future profits. Progress is being made towards finalizing the arrangements but, unless and until final binding agreements are signed, there can be no assurance that this joint development will proceed.

      Pioneer Press utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Pioneer leases several outlying satellite offices for its editorial and sales staff in surrounding suburbs. Production currently occurs at a 65,000 square foot leased building in a neighboring suburb. Midwest Suburban Publishing utilizes one building for editorial, pre-press, marketing, sales and administrative activities. Production activities occur at a separate facility. Both facilities are located in Chicago’s south suburbs. The Post-Tribune editorial, pre-press, marketing, sales and administrative activities are housed in the newly completed facility in Merrillville, Indiana and production activities continue at its facility in Gary, Indiana. The headquarters for Chicago Suburban Newspapers is in Plainfield, Illinois. This 172,000 square foot owned facility houses the press and administrative activities as well as certain sales and marketing functions. The editorial and sales activities are housed at five facilities located in surrounding suburbs.

     Community Group

      The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York.

     U.K. Newspaper Group

      The Telegraph occupies five floors of a tower on Canary Wharf in London’s Docklands under a 25-year operating lease expiring in 2017. Printing of The Telegraph’s newspaper titles is carried out at fifty percent owned joint venture printing plants in London’s Docklands and in Trafford Park, Manchester.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Company

      The following table sets forth the names and ages (as of March 5, 2002) of each of the Company’s current executive officers, followed by a description of their principal occupations during the past five years and current directorships of public reporting companies and investment companies in the United States, Canada, the United Kingdom and Israel. Unless otherwise indicated, each of the executive officers has held his or her position with the Company, or a similar position with the Company, for at least the past five years.

Name	Age	Position with the Company

Lord Black of Crossharbour, PC(C), OC, KCSG	57	Chairman of the Board, Chief Executive Officer and Director

F. David Radler	59	Deputy Chairman, President, Chief Operating Officer and Director

Daniel W. Colson	54	Vice Chairman and Director, Deputy Chairman, Chief Executive Officer and Director of The Telegraph

J. A. Boultbee	58	Executive Vice President

Frederick A. Creasey	51	Group Corporate Controller

Barbara Amiel Black	61	Vice President, Editorial and Director

Paul B. Healy	38	Vice President, Corporate Development and Investor Relations

Peter Y. Atkinson	55	Vice President

Mark S. Kipnis	54	Vice President, Corporate Counsel and Secretary

John D. Ferguson	60	Vice President, Production

Robert T. Smith	58	Treasurer

Jerry J. Strader	65	President, Suburban Chicago Newspaper Division

      Lord Black of Crossharbour, PC(C), OC, KCSG, Chairman of the Board of Directors, Chief Executive Officer and Director, Hollinger International Inc., New York, Chicago; Hollinger Inc., Toronto; Argus Corporation Ltd., Toronto. Lord Black has held these or equivalent or similar positions since 1978. He currently serves as the Chairman and a director of The Telegraph, London, United Kingdom, and as a director of the Jerusalem Post and The Spectator (London). Lord Black is also a director of Brascan Limited, the Canadian Imperial Bank of Commerce and CanWest Global Communications Corp. all of which are public reporting companies in Canada, and as a director of Sotheby’s Holdings, Inc. Lord Black is Chairman of the Advisory Board of The National Interest (Washington) and a member of the International Advisory Board of The Council on Foreign Relations (New York).

      F. David Radler, Deputy Chairman, President, Chief Operating Officer and Director. Mr. Radler has served as President and Chief Operating Officer since October 25, 1995, as Deputy Chairman since May 1998, and as a director since 1990. Mr. Radler was Chairman of the Board of Directors from 1990 to October 25, 1995. Mr. Radler currently serves as President, Chief Operating Officer and Deputy Chairman of Hollinger Inc. and as a director of The Telegraph. Mr. Radler also serves as a director of Argus, Dominion Malting Limited, West Fraser Timber Co. Ltd., and CanWest Global Communications Corp. all of which are Canadian public reporting companies. Mr. Radler also serves as a director of the Jerusalem Post.

      Daniel W. Colson, Vice Chairman and Director, Deputy Chairman, Chief Executive Officer and director of The Telegraph. Mr. Colson has served as a director of the Company since February 1995 and Vice Chairman since May 1998. He has served as Deputy Chairman of The Telegraph since 1995 and as Chief Executive Officer of The Telegraph since 1994 and was Vice Chairman of The Telegraph from 1992 to 1995. Mr. Colson also currently serves as Chairman and as a director of Hollinger Telegraph New Media Ltd. and as Vice Chairman and director of Hollinger Digital Inc. He also serves as Vice Chairman and as a director of Hollinger Inc. and as a director of Argus, Molson Inc. and Macyro Group Inc. (Canada), all of which are Canadian public reporting companies. Mr. Colson also served as Deputy Chairman and director of Interactive Investor International plc from 1998 to 2001.

      J. A. Boultbee, Executive Vice President. Mr. Boultbee has served as Executive Vice President since June 14, 1996 and as Chief Financial Officer from 1995 to 1999. Mr. Boultbee served as a Vice President of the Company from 1990 to June 13, 1996. Mr. Boultbee served as a director from 1990 to October 25, 1995. Mr. Boultbee has served for the past five years as a director and as the Vice-President, Finance and Treasury and Executive Vice President and Chief Financial Officer of Hollinger Inc. Mr. Boultbee also serves as a director of Argus, IAMGOLD Corporation and Consolidated Enfield Corporation, all of which are Canadian public reporting companies.

      Frederick A. Creasey, Group Corporate Controller. Mr. Creasey has served as Group Corporate Controller since June 14, 1996. Mr. Creasey also has served for the past five years as the Controller of Hollinger Inc.

      Barbara Amiel Black (Lady Black), Vice President, Editorial and Director. Barbara Amiel Black has served as Vice President, Editorial since September 1995 and as a director since February 1996 and is the wife of Lord Black. After an extensive career in both on and off-camera television production, she was the editor of The Toronto Sun from 1983 to 1985; columnist of The Times and senior political columnist of The Sunday Times of London from 1986 to 1994; and columnist of The Telegraph from 1994 to present. She has been a columnist of Maclean’s magazine since 1977. Barbara Amiel Black also serves as a director of Hollinger Inc. and The Jerusalem Post. She is the author of two books: “By Persons Unknown” (Co-author), which won the Mystery Writers of America Edgar Award for best non-fiction in 1978, and “Confessions”, a book of political essays published in 1980, which won the Canadian periodical publishers prize.

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

      Mark S. Kipnis, Vice President and Secretary. Mr. Kipnis has served as Vice President and Secretary since January 1998 and as a director of the Jerusalem Post since 1999. Mr. Kipnis also serves as a director of CoBiz Inc., a NASDAQ publicly traded company. Mr. Kipnis was previously a partner at the law firm of Holleb & Coff, which he joined in 1974.

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

      Jerry J. Strader, President, Suburban Chicago Newspaper Division. Mr. Strader was appointed President of the Company’s Suburban Chicago Newspaper Division in September of 2000. He served as President of the Company’s Community Group (“American Publishing Company”) from February 1996 until August 2000. He served as Senior Vice President of American Publishing Company from 1994 to 1996 and as a Regional Manager of American Publishing Company and as publisher of The Meridian Star, one of the Company’s daily newspapers from 1990 to 1994.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “HLR.” At March 5, 2002 there were 85,778,367 shares of Class A Common Stock outstanding and held by approximately 250 holders of record and approximately 4,000 beneficial owners. The Class B Common Stock of the Company is not publicly traded. As of March 5, 2002, 14,990,000 shares of Class B Common Stock were outstanding and owned by Hollinger Inc. The 93,206 shares of Series E Preferred Stock, held by Hollinger Inc., are convertible into 614,289 shares of Class A Common Stock (as of March 5, 2002).

      The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock, as reported by the New York Stock Exchange Composite Transactions Tape for the period since January 1, 2000, and the cash dividends paid per share on the Class A Common Stock.

			Cash
	Price Range		Dividends
			Paid
Calendar Period	High	Low	Per Share

2000
First Quarter	$13.625	$10.063	$0.1375
Second Quarter	14.750	9.688	0.1375
Third Quarter	17.063	13.375	0.1375
Fourth Quarter	16.875	13.875	0.1375
2001
First Quarter	$16.490	$14.210	$0.1375
Second Quarter	16.120	13.700	0.1375
Third Quarter	14.800	10.250	0.1375
Fourth Quarter	11.710	9.080	0.1375
2002
First Quarter (through March 5, 2002)	$12.480	$11.000	$0.1375

      On March 5, 2002, the closing price of the Class A Common Stock was $12.35 per share. Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid.

      As an international holding company, the Company’s ability to declare and pay dividends in the future with respect to its Common Stock will be dependent, among other factors, upon its results of operations, financial condition and cash requirements, the ability of its United States and foreign subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in existing and future loan agreements, the prior payments of dividends to holders of Series E Preferred Stock, and other financing obligations to third parties relating to such United States or foreign subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities.

Item 6.     Selected Financial Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Statement of Operations Data(1):
Operating revenues:
Advertising	$804,462	$1,543,882	$1,557,033	$1,565,790	$1,567,897
Circulation	278,321	447,050	487,002	517,629	523,591
Job printing	25,092	59,089	48,207	70,461	80,024
Other	38,446	45,998	55,160	43,880	40,018

Total operating revenues	1,146,321	2,096,019	2,147,402	2,197,760	2,211,530
Operating costs and expenses	1,092,598	1,742,169	1,787,146	1,774,661	1,783,995
Stock-based compensation	(1,369)	1,518	—	—	—
Infrequent items	21,734	7,950	22,046	26,172	25,243
Depreciation and amortization	73,728	122,634	125,408	114,848	114,570

Operating income (loss)	(40,370)	221,748	212,802	282,079	287,722
Interest expense	(78,639)	(142,713)	(131,600)	(105,841)	(113,558)
Amortization of debt issue costs	(10,367)	(10,469)	(16,209)	(5,869)	(13,466)
Equity in earnings (loss) of affiliates	(15,098)	(20,340)	(2,106)	(1,199)	5,807
Other income (expense), net(2)	(217,146)	500,839	349,939	337,470	77,644

Earnings (loss) before income taxes, minority interest and extraordinary items	(361,620)	549,065	412,826	506,640	244,149
Income taxes (recovery)	(10,201)	374,898	155,203	223,099	93,655

Earnings (loss) before minority interest and extraordinary items	(351,419)	174,167	257,623	283,541	150,494
Minority interest	(13,913)	50,760	7,088	81,562	45,973

Earnings (loss) before extraordinary items	(337,506)	123,407	250,535	201,979	104,521
Extraordinary items	—	(6,332)	(5,183)	(5,067)	—

Net earnings (loss)	$(337,506)	$117,075	$245,352	$196,912	$104,521

Basic earnings (loss) per share	$(3.42)	$1.10	$2.30	$1.65	$0.93

Cash dividends declared per common share	$0.55	$0.55	0.55	$0.475	$0.40

Balance Sheet Data(1):
Working capital (deficit)	$195,712	$(257,506)	$(113,115)	$(141,688)	$56,365
Total assets(3)	1,981,751	2,737,214	3,503,024	3,251,724	3,023,921
Minority interest	15,977	89,228	155,901	107,002	203,034
Total long-term debt	812,660	812,248	1,653,936	1,499,518	1,428,415
Redeemable preferred stock	8,582	13,088	13,591	31,562	75,891
Total stockholders’ equity(4)	325,775	857,197	902,225	817,921	687,602

(Footnotes following tables)

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Segment Data(1):
Operating Revenues:
Chicago Group	$442,884	$401,417	$390,473	$379,109	$341,368
Community Group	19,115	67,336	96,674	210,107	292,265
U.K. Newspaper Group	486,374	562,068	550,474	550,525	492,270
Canadian Newspaper Group	197,948	1,065,198	1,109,781	1,058,019	1,085,627

Total Operating Revenues	$1,146,321	$2,096,019	$2,147,402	$2,197,760	$2,211,530

Operating Income (Loss)(6):
Chicago Group	$9,759	$36,018	$47,840	$35,966	$39,376
Community Group	(3,617)	3,456	10,194	39,392	54,750
U.K. Newspaper Group	30,913	89,542	73,526	69,177	51,408
Canadian Newspaper Group	(37,337)	116,766	117,758	174,615	177,243
Investment and Corporate Group	(19,723)	(14,566)	(14,470)	(10,899)	(9,812)

Total Operating Income (Loss)	$(20,005)	$231,216	$234,848	$308,251	$312,965

EBITDA (Loss)(5)(6):
Chicago Group	$47,647	$59,757	$67,490	$56,030	$54,414
Community Group	(1,476)	9,647	19,210	58,479	81,011
U.K. Newspaper Group	50,747	106,659	92,044	88,231	69,204
Canadian Newspaper Group	(25,509)	190,542	194,293	229,781	231,462
Investment and Corporate Group	(17,686)	(12,755)	(12,781)	(9,422)	(8,556)

Total EBITDA	$53,723	$353,850	$360,256	$423,099	$427,535

(1)	The financial data presented is derived from the Consolidated Financial Statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Other income (expense), net, primarily includes gains and losses on sales of publishing interests, gains and losses on sales of assets, a gain related to the dilution of interest in Hollinger L.P., the write-down of investments, equity in earnings or losses of affiliates, the effect of the Total Return Equity Swap, foreign currency gains and losses and interest and dividend income.

(3)	Includes intangible assets, net of accumulated amortization, which amounted to $674,645,000 at December 31, 2001 and $938,314,000 at December 31, 2000. Such intangible assets consist of the value of goodwill, acquired subscriber and advertiser lists, noncompetition agreements and archives. The amortization periods for intangible assets do not exceed 40 years.

(4)	See Consolidated Statements of Stockholders’ Equity.

(5)	EBITDA represents earnings before interest expense, interest and dividend income, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, foreign currency gains and losses, extraordinary items, other income (expense), net, infrequent items and stock-based compensation. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(6)	Excludes infrequent items and stock-based compensation.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s business is concentrated in the publication of newspapers in the United States, Canada, United Kingdom, and Israel. Revenues are derived principally from advertising, paid circulation and, to a lesser extent, job printing. Of the Company’s total operating revenues in 2001, approximately 39% were attributable to the Chicago Group, 2% to the Community Group, 42% to the U.K. Newspaper Group, and 17% to the Canadian Newspaper Group. The Company’s Chicago Group is comprised of the Chicago Sun-Times and other daily and weekly newspapers in the greater Chicago metropolitan area. The Company’s Community Group included The Jerusalem Post and one United States community newspaper, until it was sold in August 2001. The Company’s U.K. Newspaper Group consists of the operations of The Telegraph, its subsidiaries and joint ventures. The Canadian Newspaper Group consists of the operations of HCPH Co. and the Company’s 87% investment in Hollinger L.P..

      During 2001, the Company sold most of its remaining Canadian newspapers and its 50% interest in the National Post, its approximate 15.6% equity interest in CanWest and its last remaining United States community newspaper. In addition, the Company sold participation interests in most of the debentures received from CanWest in 2000 as part of the proceeds on the sale of Canadian newspaper properties.

      Over the past few years, the Company has developed a comprehensive Internet strategy. Internet activities fall into three main areas: (1) websites related to the various print publications, which are 100% owned and reported within the traditional newspaper segments; (2) joint ventures between the Company’s print publications and unrelated outsiders, where each adds value and over which the Company has a certain amount of control; and (3) minority venture capital investments in unrelated third parties. The print-related and joint venture strategies represent an opportunity to fortify the newspapers in their local markets by providing them with the necessary tools to offer a complete suite of online and print options for their clients. The Company has remained competitive by building significant websites at all its major divisions. During 2001, the Company substantially reduced its activity in making new minority investments in unrelated third party Internet and technology companies.

      The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in Hollinger L.P. was 87.0%, 87.0% and 85.0% at December 31, 2001, 2000 and 1999, respectively. The Company’s interest in National Post was 50.0% and 100.0% at December 31, 2000 and 1999, respectively. All significant intercompany balances and transactions have been eliminated on consolidation.

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

      The Company holds minority interests in both publicly traded and not publicly traded internet-related companies. Some of the publicly traded companies have highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments may not be reflected in an investment’s current carrying value, thereby requiring an impairment charge in the future.

      The Company has significant intangible assets recorded in its accounts. Certain of the Company’s newspapers operate in highly competitive markets. The Company has estimated the useful lives of its goodwill and identifiable intangible assets for these newspapers and its other newspapers, based on industry trends and existing competitive pressures. Future adverse changes in long-term readership patterns in its newspapers could result in a material impairment of its intangible assets in the future.

Significant Transactions

      In January 2001, Hollinger L.P. completed the sale of UniMédia Company to Gesca Limited, a subsidiary of Power Corporation of Canada. The publications sold represented the French language newspapers of Hollinger L.P. including three paid circulation dailies and 15 weeklies published in Quebec and Ontario. A pre-tax gain of approximately $47.5 million was recognized on this sale.

      On June 1, 2001, the Company converted all the Series C Preferred Stock at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. The Series C Preferred Stock was held by Hollinger Inc. On September 6, 2001, the Company purchased for cancellation, from Hollinger Inc., the 7,052,464 shares of Class A Common Stock for a total cost of $92.2 million.

      In two separate transactions in July and November 2001, the Company and Hollinger L.P. completed the sale of most of its remaining Canadian newspapers to Osprey Media Group Inc. (“Osprey”) for total sale proceeds of approximately Cdn. $255.0 million ($166.0 million) plus closing adjustments primarily for working capital. Included in these sales were community newspapers in Ontario such as The Kingston Whig-Standard, The Sault Star, the Peterborough Examiner, the Chatham Daily News and The Observer (Sarnia). Pre-tax gains of approximately $0.8 million were recognized on these sales.

      In August 2001, the Company entered into an agreement to sell to CanWest its 50% interest in the National Post. In accordance with the agreement, the Company’s representatives resigned from their executive positions at the National Post effective September 1, 2001. Accordingly, from September 1, 2001, the Company had no influence over the operations of the National Post and the Company no longer consolidates or records on an equity basis its share of earnings or losses. The results of operations of the National Post are included in the consolidated results to August 31, 2001. A pre-tax loss of approximately $78.2 million was recognized on the sale.

      In August and December 2001, the Company sold participation interests (“Participations”) in Cdn. $540.0 million ($350.0 million) and Cdn. $216.8 million ($140.5 million) principal amounts of CanWest debentures to a special purpose trust (“Participation Trust”). Units of the Participation Trust were sold by the Participation Trust to arm’s length third parties. These transactions resulted in net proceeds to the Company of $401.2 million and have been accounted for as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The net loss on these transactions, including realized holding losses on the underlying debentures, amounted to $62.1 million and has been recognized in other income.

      The Company had arrangements with four banks pursuant to which the banks had purchased shares of the Company’s Class A Common Stock and the Company had the option to buy the shares from the banks at the same cost or have the banks resell those shares in the open market. In August 2001, the Company purchased for cancellation from one of the banks 3,602,305 shares of Class A Common Stock for $50.0 million or $13.88 per share. The market value of these shares on the date of purchase was $47.0 million or $13.05 per share. In November 2001, one of the banks sold in the open market 3,556,513 shares of Class A Common Stock for $34.2 million or an average price of $9.62 per share. This resulted in a loss by the bank of $15.8 million which, in accordance with the arrangement, was paid in cash by the Company. The losses relating to these transactions have been included in income during the year.

      On September 27, 2001, the Company redeemed 40,920 shares of Series E Preferred Stock at the redemption price of Cdn. $146.63 per share for a total cash payment of $3.8 million. The Series E shares were held by Hollinger Inc.

      On November 28, 2001, the Company sold 2,700,000 multiple voting preferred shares and 27,000,000 non-voting shares in CanWest for total cash proceeds of approximately Cdn. $271.3 million ($172.4 million). The sale resulted in a realized pre-tax loss of $99.2 million which is included in income.

      In January 2000, 706,469 shares of the Company’s Preferred Redeemable Increased Dividend Equity Securities (“PRIDES”), the last remaining PRIDES not held by related parties, were converted into 596,189 shares of Class A Common Stock of the Company.

      On February 17, 2000, Interactive Investor International (“III”), in which the Company owned 51.7 million shares or a 47.0% equity interest acquired at a cost of approximately $15.0 million, had its initial public offering (“IPO”), issuing 52 million shares and raising £78.0 million ($125.8 million). The IPO reduced the Company’s equity ownership interest to 33% and resulted in the recognition of a dilution gain of $17.0 million. Subsequently, the Company sold five million shares of its holding, reducing its equity interest to 28.5%, and resulting in a pre-tax gain of $1.6 million. In 2001, the remaining interest in III was sold for cash proceeds of $21.4 million and the sale resulted in a pre-tax gain of $14.2 million.

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

      The sale resulted in the Hollinger Group receiving approximately Cdn. $1.7 billion ($1.1 billion) cash, approximately Cdn. $425 million ($277 million) in voting and non-voting shares of CanWest at fair value (representing an approximate 15.6% equity interest and 5.7% voting interest) and subordinated non-convertible debentures of a holding company in the CanWest group at fair value of approximately Cdn. $697 million ($456 million). The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which, in total, approximated an additional $40.7 million at December 31, 2000. $972 million of the cash proceeds from this sale were used to pay down the Company’s Bank Credit Facility.

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

      In April 1999, the Company formed Hollinger L.P.. Hollinger L.P. acquired 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada from Southam, UniMédia Inc. and Sterling Newspapers Company in exchange for convertible promissory notes due April 29, 2020 of $309.5 million (Cdn. $451.2 million) and 135,945,972 units in Hollinger L.P.. The transfer of properties to Hollinger L.P. was accounted for at historical carrying values and no gain was recognized on the transfer.

      On April 30, 1999, Hollinger L.P. completed a Cdn. $200.0 million ($137.2 million) private placement and investors subsequently received 20 million partnership units of Hollinger L.P.. During July 1999 Hollinger L.P. completed its initial public offering issuing four million units at Cdn. $10 per unit for total proceeds of Cdn. $40.0 million ($27.0 million). All partnership units, including the 20 million units issued through the April 30, 1999 private placement, are listed on The Toronto Stock Exchange. After the initial public offering the Company continued to hold indirectly approximately 85% of the equity of Hollinger L.P.. The net proceeds of the offerings were applied to reduce bank debt of the Hollinger Group. The reduction in the Company’s indirect ownership interest in Hollinger L.P. due to the sales of partnership units resulted in the recognition of dilution gains of $77.3 million.

      On April 30, 1999, Hollinger International Publishing Inc. (“Publishing”), HCPH, Telegraph, Southam, HIF Corp. (“HIF”) and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility (“Restated Credit Facility”) for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The loans under the Restated Credit Facility bore interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. On June 4, 1999, the revolving credit line was increased by $50.0 million. On September 30, 1999, the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million. As noted elsewhere, this facility was substantially repaid in November 2000 with the facility being reduced to $5.0 million. The Restated Credit Facility is secured by the collateralization of $5.0 million of the Company’s positive cash which is included in prepaids and other current assets at December 31, 2001. At December 31, 2001 and 2000, no amounts were owing under the Restated Credit Facility.

      The following tables set forth, for the periods indicated, certain items and related percentage relationships included in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,

	2001	2000	1999	2001	2000	1999

(dollars in thousands)
Operating revenues:
Chicago Group	$442,884	$401,417	$390,473	38.6%	19.2%	18.2%
Community Group	19,115	67,336	96,674	1.7	3.2	4.5
U.K. Newspaper Group	486,374	562,068	550,474	42.4	26.8	25.6
Canadian Newspaper Group	197,948	1,065,198	1,109,781	17.3	50.8	51.7

Total operating revenues	$1,146,321	$2,096,019	$2,147,402	100.0%	100.0%	100.0%

Operating income (loss)(4):
Chicago Group	$9,759	$36,018	$47,840	(48.8)%	15.6%	20.4%
Community Group	(3,617)	3,456	10,194	18.1	1.5	4.3
U.K. Newspaper Group	30,913	89,542	73,526	(154.5)	38.7	31.3
Canadian Newspaper Group	(37,337)	116,766	117,758	186.6	50.5	50.1
Investment and Corporate Group	(19,723)	(14,566)	(14,470)	98.6	(6.3)	(6.1)

Total operating income (loss)	$(20,005)	$231,216	$234,848	100.0%	100.0%	100.0%

EBITDA (loss)(2)(4):
Chicago Group	$47,647	$59,757	$67,490	88.7%	16.9%	18.7%
Community Group	(1,476)	9,647	19,210	(2.7)	2.7	5.3
U.K. Newspaper Group	50,747	106,659	92,044	94.5	30.1	25.5
Canadian Newspaper Group	(25,509)	190,542	194,293	(47.5)	53.8	53.9
Investment and Corporate Group	(17,686)	(12,755)	(12,781)	(33.0)	(3.5)	(3.4)

Total EBITDA	$53,723	$353,850	$360,256	100.0%	100.0%	100.0%

EBITDA Margin(3):
Chicago Group				10.8%	14.9%	17.3%
Community Group				Neg.	14.3%	19.9%
U.K. Newspaper Group				10.4%	19.0%	16.7%
Canadian Newspaper Group				Neg.	17.9%	17.5%
Investment and Corporate Group				N/A	N/A	N/A
Total EBITDA				4.7%	16.9%	16.8%

(Footnotes following tables)

      The following tables set forth, for the periods indicated, certain items and related percentage relationships included in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,

	2001	2000	1999	2001	2000	1999

(dollars in thousands)
Chicago Group
Operating revenues:
Advertising	$338,521	$305,027	$294,124	76.4%	76.0%	75.4%
Circulation	92,716	80,261	80,551	20.9	20.0	20.6
Job printing and other	11,647	16,129	15,798	2.7	4.0	4.0

Total operating revenues	442,884	401,417	390,473	100.0	100.0	100.0

Operating costs(1)(4)
Newsprint	76,399	69,238	64,408	17.3	17.2	16.5
Compensation costs	178,672	150,874	147,258	40.3	37.6	37.7
Other operating costs	140,166	121,548	111,317	31.6	30.3	28.5
Depreciation	17,955	10,907	8,766	4.1	2.7	2.2
Amortization	19,933	12,832	10,884	4.5	3.2	2.8

Total operating costs	433,125	365,399	342,633	97.8	91.0	87.7

Operating income(1)(4)	$9,759	$36,018	$47,840	2.2%	9.0%	12.3%

Community Group
Operating revenues:
Advertising	$5,806	$38,294	$57,535	30.4%	56.9%	59.5%
Circulation	7,751	19,168	26,618	40.5	28.4	27.5
Job printing and other	5,558	9,874	12,521	29.1	14.7	13.0

Total operating revenues	19,115	67,336	96,674	100.0	100.0	100.0

Operating costs(1)(4)
Newsprint	2,031	6,027	9,355	10.6	9.0	9.7
Compensation costs	9,817	24,934	35,473	51.4	37.0	36.7
Other operating costs	8,743	26,728	32,636	45.7	39.7	33.8
Depreciation	1,268	2,836	3,911	6.6	4.2	4.0
Amortization	873	3,355	5,105	4.6	5.0	5.3

Total operating costs	22,732	63,880	86,480	118.9	94.9	89.5

Operating income (loss)(1)(4)	$(3,617)	$3,456	$10,194	(18.9)%	5.1%	10.5%

(Footnotes following tables)

      The following tables set forth, for the periods indicated, certain items and related percentage relationships included in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,

	2001	2000	1999	2001	2000	1999

(dollars in thousands)
U.K. Newspaper Group
Operating revenues:
Advertising	$329,758	$388,283	$365,005	67.8%	69.1%	66.3%
Circulation	136,093	145,099	158,683	28.0	25.8	28.8
Job printing and other	20,523	28,686	26,786	4.2	5.1	4.9

Total operating revenues	486,374	562,068	550,474	100.0	100.0	100.0

Operating costs(1)(4)
Newsprint	93,225	91,836	97,045	19.2	16.3	17.6
Compensation costs	88,314	96,492	90,870	18.1	17.2	16.5
Other operating costs	254,088	267,081	270,515	52.2	47.5	49.1
Depreciation	10,728	7,532	8,287	2.2	1.3	1.5
Amortization	9,106	9,585	10,231	1.9	1.8	1.9

Total operating costs	455,461	472,526	476,948	93.6	84.1	86.6

Operating income(1)(4)	$30,913	$89,542	$73,526	6.4%	15.9%	13.4%

Canadian Newspaper Group
Operating revenues:
Advertising	$130,377	$812,278	$840,369	65.9%	76.3%	75.8%
Circulation	41,761	202,522	221,150	21.1	19.0	19.9
Job printing and other	25,810	50,398	48,262	13.0	4.7	4.3

Total operating revenues	197,948	1,065,198	1,109,781	100.0	100.0	100.0

Operating costs(1)(4)
Newsprint	32,769	137,076	140,042	16.6	12.9	12.6
Compensation costs	81,392	385,977	406,917	41.1	36.2	36.7
Other operating costs	109,296	351,603	368,529	55.2	33.0	33.2
Depreciation	6,661	42,038	42,286	3.4	3.9	3.8
Amortization	5,167	31,738	34,249	2.6	3.0	3.1

Total operating costs	235,285	948,432	992,023	118.9	89.0	89.4

Operating income (loss)(1)(4)	$(37,337)	$116,766	$117,758	(18.9)%	11.0%	10.6%

(Footnotes following tables)

     The following table sets forth, for the periods indicated, certain items and related percentage relationships included in the Company's Consolidated Statements of Operations.

	Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Investment and Corporate Group
Operating revenues:
Advertising	$—	$—	$—
Circulation	—	—	—
Job printing and other	—	—	—

Total operating revenues	—	—	—

Operating costs(4)
Newsprint	—	—	—
Compensation costs	4,142	4,074	3,847
Other operating costs	13,544	8,681	8,934
Depreciation	1,356	1,233	903
Amortization	681	578	786

Total operating costs	19,723	14,566	14,470

Operating loss(4)	$(19,723)	$(14,566)	$(14,470)

(1)	Percentage relationships are expressed as a percentage of total operating revenue.

(2)	EBITDA represents earnings before interest expense, interest and dividend income, income taxes, depreciation and amortization, minority interest, equity in earnings or losses of affiliates, amortization of debt issue costs, foreign currency gains and losses, extraordinary items, other income (expense), net, infrequent items and stock- based compensation. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(3)	EBITDA Margin represents EBITDA divided by related operating revenue.

(4)	Excludes infrequent items and stock-based compensation.

Results of Operations

     2001 Compared with 2000

      Net Earnings. The Company had a net loss of $337.5 million or a loss of $3.42 per share in 2001 compared with net earnings of $117.1 million or earnings of $1.10 per share in 2000. The net loss in 2001 and the net earnings in 2000 included a large number of infrequent, unusual and non-recurring items. Excluding infrequent, unusual and non-recurring items, and the effect of changes in accounting in 2000 with respect to repriced options, the net loss for the year ended December 31, 2001 was $33.7 million or a loss of $0.33 per diluted share compared with net earnings of $52.7 million or earnings of $0.47 per diluted share in 2000. Infrequent items are disclosed separately in the Statements of Operations, and unusual and non-recurring items are primarily included in other income (expense), net.

      Operating Income (Loss). Operating loss in 2001 was $40.4 million compared with income of $221.7 million in 2000, a decrease of $262.1 million. The decrease in operating income was primarily due to the sales of newspaper properties in the Canadian Newspaper Group in both 2000 and 2001 and in the Community Group in 2000. In addition, lower operating results across all the Company’s remaining operations contributed to the decrease in operating income. In 2001, infrequent items included a one-time expense related to a pension and post-retirement plan liability adjustment of $12.4 million.

      Operating Revenues. Operating revenues were $1,146.3 million in 2001 compared with $2,096.0 million in 2000, a decrease of $949.7 million. The overall decrease in revenue is primarily due to the sale of Canadian newspaper properties in both 2000 and 2001 and the 2000 sale of Community newspaper properties. In addition, lower operating revenues at the U.K. Newspaper Group and the Chicago Group, on a same store basis, contributed to the decrease. The acquisition of Fox Valley Publications Inc. (formerly Copley Group) in December 2000 has, however, increased Chicago Group operating revenues in total.

      Operating Expenses. Total operating costs and expenses were $1,186.7 million in 2001 compared with $1,874.3 million in 2000, a decrease of $687.6 million. Newsprint expense was $204.4 million in 2001 compared with $304.2 million in 2000, a decrease of $99.8 million or 32.8%. The decrease was primarily due to lower consumption at the U.K. Newspaper Group and the Chicago Group and due to the sales of Canadian newspaper properties in both 2000 and 2001 and the sale of Community newspaper properties in 2000. Average newsprint prices at both the U.K. Newspaper Group and Chicago Group year over year were higher. Compensation costs decreased year over year by $294.9 million or 44.5%, and other operating costs decreased year over year by $254.9 million or 32.9%. These reductions are mainly due to the sales of properties. Depreciation in 2001 was $38.0 million compared with $64.5 million in 2000. Lower depreciation resulting from the sales of properties in both the Community Group and Canadian Newspaper Group was in part offset by increased depreciation at the Chicago Group related to the new printing facility and the Fox Valley Publication Inc. acquisition in December 2000. Amortization in 2001 was $35.8 million compared with $58.1 million in 2000. The decrease results from the sales of properties offset in part by amortization related to the December 2000 acquisition of Fox Valley Publications Inc. Infrequent items in 2001 amounted to $21.7 million compared with $8.0 million in 2000. Infrequent items in both years included duplicated costs resulting from operating two plants during start-up of the new plant in Chicago. In addition, infrequent items in 2001 included a one-time expense related to a pension and post-retirement plan liability adjustment of $12.4 million in respect of retired former Southam employees.

      Interest Expense. Interest expense was $78.6 million in 2001 compared with $142.7 million in 2000, a decrease of $64.1 million. This decrease results from the significantly lower debt levels during 2001 compared with 2000. In November 2000, the Company repaid $972.0 million of its Bank Credit Facility with the proceeds from the sale of properties to CanWest.

      Interest and Dividend Income. Interest and dividend income in 2001 was $64.9 million compared with $18.5 million in 2000, an increase of $46.4 million. Interest and dividend income in 2001 included interest on the CanWest debentures until the sale of Participations in August and December, interest on the remaining CanWest debentures, dividends on CanWest shares and bank interest on the significant cash balance primarily accumulated from the proceeds of the sale in 2001 of Canadian newspaper properties and the sales of CanWest shares and debentures. In 2000, interest and dividend income on CanWest investments was received only for the period November 17 to December 31.

      Foreign Currency Gains (Losses). Foreign currency losses in 2001 were $1.3 million compared with $16.0 million in 2000. The 2000 loss resulted entirely from the translation of amounts borrowed under the Bank Credit Facility in U.S dollars by a Canadian subsidiary and which were repaid in November 2000.

      Other Income (Expense), Net. Other expense in 2001 amounted to $295.9 million and included a net loss on the sale of assets of $145.9 million being primarily the loss on sale of Participations in CanWest debentures and a loss on sale of CanWest shares, a net loss of $1.2 million on sale of publishing interests including the $78.2 million loss on sale of National Post offset primarily by gains on sales of Canadian properties, a $48.0 million write-down of investments, a $73.9 million loss in respect of the Total Return Equity Swap and $15.1 million losses from equity accounted companies. Net other income in 2000 totalled $478.0 million and included $493.2 million gains on sales of publishing interests, $32.6 million gains on sales of investments, a $17.0 million dilution gain in respect of the investment in Interactive Investor International, a $16.3 million loss in respect of the Total Return Equity Swap, a $20.6 million write-down of investments and $20.3 million losses from equity accounted companies.

      Minority Interest. Minority interest in 2001 was a recovery of $13.9 million compared with an expense in 2000 of $50.8 million. The recovery in 2001 results primarily from the minority’s share of National Post losses to August 31, 2001 offset by the minority’s share of earnings of Hollinger L.P. Minority interest in 2000 included the minority’s share of Hollinger L.P., including the gain on sale of newspaper properties to CanWest, $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amounts and the minority’s share of the National Post loss subsequent to November 16, 2000.

     Chicago Group

      Operating revenues for the year ended December 31, 2001, were $442.9 million compared with $401.4 million in 2000, an increase of $41.5 million. Chicago Group results are based on standard accounting periods, which for 2000 resulted in a 53-week year for the reported results of the Chicago Group only. The effect of the 53rd week in 2000 was to add $6.0 million to operating revenue and $6.2 million to operating costs and expenses. On December 15, 2000, the acquisition of Chicago Suburban Newspapers from Copley Group was completed and operating results of this group have been included since that time. Revenues for operations owned in both years, excluding Chicago Suburban Newspapers (“same store”) and based on a 52-week year in 2000, were $363.6 million for 2001, compared with $392.0 million in 2000. Advertising revenue for the year ended December 31, 2001, on a same store 52-week basis, was $20.0 million or 6.7% lower than in 2000. Circulation revenue on a same store 52-week basis, for the year ended December 31, 2001, was $2.7 million or 3.5% lower than in 2000. Chicago Sun-Times average daily circulation in 2001 was higher than in 2000; however, circulation revenue for 2001 was lower than in 2000 as a result of price discounting to build and maintain market share in response to competitive activity. Printing and other revenue, on a same store 52-week basis was $10.1 million in 2000 compared with $15.8 million in 2000, a decrease of $5.7 million.

      Total operating costs and expenses, excluding infrequent items, were $433.1 million in 2001 compared with $365.4 million in 2000. On a same store 52-week basis, operating costs and expenses, excluding infrequent items, were $350.0 million compared with $356.3 million in 2000, a decrease of $6.3 million or 1.8%. Same store newsprint expense in 2001 was $67.5 million, compared to $67.6 million in 2000. Average newsprint prices in 2001 were approximately 11% higher than in 2000. In 2001, newsprint consumption was significantly less than in 2000 as a result of lower page counts due to reduced advertising revenue, a reduction in commercial printing, and general cost controls. On a same store 52-week basis, compensation and other costs decreased $10.9 million or 4.1% year over year. The lower compensation costs result from staff reductions across the Chicago Group offset in part by increased medical costs and workers compensation costs. Other operating costs are lower as a result of reduced commercial printing production costs and general cost reductions across all areas. On a same store basis depreciation and amortization increased $4.7 million mainly as a result of higher depreciation charges related to the new Chicago printing facility.

      On a same store 52-week basis, operating income was $13.6 million in 2001 compared with $35.7 million in 2000, a decrease of $22.1 million. The decrease results primarily from lower operating revenues, increased depreciation and amortization offset in part by lower compensation and other operating costs. The acquisition of Chicago Suburban Newspapers added $79.3 million to operating revenues and an operating loss of $3.8 million in 2001.

     U.K. Newspaper Group

      Operating revenues for the U.K. Newspaper Group were $486.4 million in 2001 compared with $562.1 million in 2000, a decrease of $75.7 million or 13.5%. In pounds sterling, operating revenues in 2001 were £337.5 million compared with £370.7 million in 2000, a decrease of 9.0%. The decrease in revenue was almost entirely the result of lower advertising revenue, which, in local currency, was lower by 10.6% compared with 2000. Circulation revenue, in local currency, for the year ended December 31, 2001, was £94.5 million compared with £95.7 million in 2000, a decrease of £1.2 million or 1.2%. On September 5, 2001, the price of The Daily Telegraph on Monday to Friday increased from 45p to 50p and on September 8, 2001, the price of The Daily Telegraph on Saturday increased from 75p to 85p. These price increases improved circulation revenue in the last quarter of 2001.

      Total operating costs and expenses, excluding infrequent items, were $455.5 million in 2001 compared with $472.5 million in 2000, a decrease of $17.0 million or 3.6%. Newsprint expense in local currency was £64.7 million in 2001 compared with £60.6 million in 2000, an increase of £4.1 million or 6.8%. This increase results from the significant increase in newsprint prices in 2001 compared to 2000, offset in part by 4% lower consumption in 2001 compared to 2000. In pounds sterling, compensation and other costs were 1% lower in 2001 than in 2000.

      Operating income, excluding infrequent items, was $30.9 million in 2001 compared with $89.5 million in 2000, a decrease of $58.6 million. The decrease results from lower operating revenue, primarily advertising revenue and increased newsprint costs offset in part by lower compensation costs and other operating costs. In addition, the decrease in operating income was made greater by the change in exchange rates. In 2001 the average exchange rate for the pound sterling into U.S. dollars was 1.45 compared with 1.52 in 2000.

     Canadian Newspaper Group

      Operating revenues in the Canadian Newspaper Group were $197.9 million in 2001 compared with $1,065.2 million in 2000 and in 2001 there was an operating loss, excluding infrequent items, of $37.3 million compared with operating income of $116.8 million in 2000. The significant decrease in both operating revenues and operating income results primarily from the sale of newspaper assets in 2000 to CanWest, the sale of UniMédia Company completed in January 2001, the July and November 2001 sales of operations to Osprey, and the September 1, 2001 sale of the National Post.

      On a same store basis, operating revenues and operating income, excluding infrequent items, of the remaining operations were Cdn. $113.7 million and a loss of Cdn. $12.5 million in 2001 compared with Cdn. $116.8 million and a loss of Cdn. $9.4 million in 2000. Included in the Cdn. $12.5 million operating loss for the year ended December 31, 2001, are overhead costs of approximately Cdn. $3.8 million that are not expected to be incurred in 2002. Also included is a Cdn. $8.3 million expense in respect of employee benefit costs of retired former Southam employees.

     Community Group

      Operating revenues and operating income, excluding infrequent items, were $19.1 million and a loss of $3.6 million in 2001, compared to $67.3 million and operating income of $3.5 million in 2000. The significant decrease in both operating revenue and operating income results almost entirely from the sales of Community Group properties that occurred primarily during 2000. During the third quarter of 2001, the last remaining U.S. Community Group property was sold. At December 31, 2001, The Jerusalem Post was the only Community Group property still owned by the Company.

     Investment and Corporate Group

      Operating costs, excluding stock-based compensation, of the Investment and Corporate Group were $19.7 million, compared with $14.6 million in 2000, an increase of $5.1 million. The increase is due mainly to management fees charged to this division in 2001 that were charged to other operating divisions in 2000.

     2000 Compared with 1999

      Net Earnings. The Company had net earnings of $117.1 million, or $1.10 per share in 2000, compared with net earnings of $245.4 million, or $2.30 per share in 1999. Earnings in 2000 and 1999 included a number of infrequent and non-recurring items and the results for 2000 have been affected by changes in accounting standards with respect to repriced options and the Company’s Total Return Equity Swap. Excluding infrequent and non-recurring items, and the effects of changes in accounting standards, earnings for the year ended December 31, 2000 were $52.7 million compared with $62.1 million in 1999 and diluted earnings per share were $0.47 in 2000 compared with $0.53 in 1999.

      Operating Income. Operating income in 2000 was $221.7 million compared with $212.8 million in 1999, an increase of $8.9 million. The increase in operating income was due to several factors. Improved operating results at the U.K. Newspaper Group and National Post were partly offset by a decrease in operating income at the Chicago Group and sales of newspaper properties in the Community Group in both 1999 and 2000, and in the Canadian Newspaper Group in 2000, reduced operating income in 2000 compared with 1999. In addition, in 1999 infrequent items included a one-time expense related to a pension and post-retirement plan liability adjustment of $11.9 million.

      Operating Revenues. Operating revenues were $2,096.0 million in 2000 compared to $2,147.4 million in 1999, a decrease of $51.4 million. The overall decrease in revenue was primarily due to the 1999 and 2000 sales of Community Group newspapers and the November 16, 2000 sale to CanWest of certain Canadian newspaper properties. The effects of these sales more than offset increased operating revenues at the U.K. Newspaper Group and the National Post.

      Operating Expenses. Total operating costs and expenses were $1,874.3 million in 2000 compared to $1,934.6 million in 1999. Newsprint expense decreased year over year by 2.1%. This decrease was primarily due to lower consumption of newsprint resulting from the sale of Community newspaper properties during both 1999 and 2000 and the November 16, 2000 sale of Canadian properties to CanWest. In addition average newsprint prices in pounds sterling at the U.K. Newspaper Group in 2000 were approximately 4% lower than in 1999. These decreases were partly offset by increased consumption at the U.K. Newspaper Group and an increase of 7% in the 2000 average newsprint price compared with 1999 at the Chicago Group. Compensation costs decreased year over year by $22.0 million or 3.2% and other operating costs decreased year over year by $16.3 million or 2.1%. These reductions were mainly due to the sales of properties. Depreciation in 2000 was $64.5 million compared with $64.2 million in 1999. Lower depreciation resulting from the sales of properties in both the Community Group and Canadian Newspaper Group was offset by increased depreciation at the Chicago Group related to the new printing facility. Amortization in 2000 was $58.1 million compared with $61.3 million in 1999, a decrease of $3.2 million. This decrease resulted from the sales of properties. Operating expenses included infrequent items of $8.0 million in 2000, which primarily consisted of duplicated costs resulting from operating two plants during the start-up of the new plant in Chicago. The production facility was expected to be fully completed during 2001. In 1999, infrequent items totaled $22.0 million and consisted primarily of costs related to the start-up of the new plant in Chicago and accounting adjustments related to pension liabilities. In addition, stock-based compensation expense in 2000 totaled $1.5 million and related to a change in the interpretation of accounting principles in 2000 in respect of stock options that were repriced in 1999. There was no similar expense in 1999.

      Interest Expense. Interest expense was $142.7 million in 2000 compared with $131.6 million in 1999, an increase of $11.1 million or 8.4%. This increase resulted from higher debt levels until November 16, 2000 when the Bank Credit Facility was repaid, increased interest rates throughout 2000 and the impact of expensing rather than capitalizing pre-production interest costs related to the new Chicago printing plant.

      Amortization of Debt Issue Costs. Amortization of debt issue costs in 2000 amounted to $10.5 million and represented debt issue costs on the Senior Notes, Senior Subordinated Notes and on the Bank Credit Facility until November 16, 2000. Amortization of debt issue costs in 1999 totaled $16.2 million and included both regular amortization of these costs and a one-time write-off of issue costs related to debt incurred to buyout the Southam minority in January 1999.

      Interest and Dividend Income. Interest and dividend income in 2000 amounted to $18.5 million compared with $7.7 million in 1999, an increase of $10.8 million. This increase primarily resulted from interest on the CanWest debentures from November 17 to December 31, 2000.

      Foreign Currency Gains and Losses. Foreign currency losses in 2000 totaled $16.0 million and in 1999 foreign currency gains totaled $13.8 million. The 2000 loss resulted entirely from the translation of amounts borrowed under the Bank Credit Facility in U.S. dollars by a Canadian subsidiary and which were repaid in November 2000. In 1999, $8.8 million of the gain resulted from translation of the same U.S. dollar borrowings under the Bank Credit Facility.

      Other Income (Expense), net. Net other income in 2000 totaled $478.0 million and included $493.2 million gains on sales of publishing interests, $32.6 million gains on sales of assets, a $17.0 million dilution gain in respect of the investment in Interactive Investor International, a $16.3 million loss in respect of the Total Return Equity Swap, a $20.6 million write-down of investments and $20.3 million losses from equity accounted companies. Net other income of $326.3 million in 1999 consisted primarily of gains on sales of publishing interests at the Community Group of $270.0 million and a $77.3 million gain on the dilution of the Company’s interest in Hollinger L.P.

      Minority Interest. Minority interest in 2000 amounted to $50.8 million compared with $7.1 million in 1999. Minority interest in 2000 included the minority’s share of Hollinger L.P., including the gain on sale of newspaper properties to CanWest, $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amounts and the minority’s share of the National Post loss subsequent to November 16, 2000.

      Minority interest in 1999 represented the minority’s share of Hollinger L.P. for May to December and the minority’s share of net earnings of Southam prior to the Company acquiring the remaining minority share of Southam in January and February 1999.

     Chicago Group

      Operating revenues for the Chicago Group were $401.4 million in 2000 compared with $390.5 million in 1999. Chicago Group results are based on standard accounting periods which for 2000 resulted in a 53 week year for the Chicago Group only. The effect of the 53rd week was to add $6.0 million to operating revenues and $6.2 million to operating costs and expenses. Operating revenues for operations owned in both years based on a 52 week year were $389.2 million in 2000 compared with $390.5 million in 1999. Advertising revenue was up 0.4% while circulation revenue decreased 3.0% from 1999, primarily at the Chicago Sun-Times. The Audit Bureau of Circulation reported average daily circulation for the Chicago Sun-Times for the fourth quarter of 2000 reflected an increase of approximately 6,000 compared with the fourth quarter of 1999. However, circulation revenue was lower resulting from price discounting to build and maintain market share.

      Total operating costs and expenses, excluding infrequent items, were $365.4 million compared with $342.6 million in 1999. On a same store basis operating costs and expenses were $359.3 million in 2000 compared with $342.6 million in 1999. This increase results from the impact of the 53rd week, newsprint price increases, increased Internet costs and higher depreciation charges related to the new printing facility.

      On a same store basis, excluding the 53rd week and Internet results, operating income was $39.2 million in 2000 compared with $49.0 million in 1999. The effect of the 53rd week on same store operating income was negligible. Increases in newsprint expense and a decline in revenue on a 52-week basis resulted in a $5.2 million decline in operating income with the balance of the decline coming primarily from depreciation and amortization.

     Community Group

      Operating revenue and operating income in 2000 for the Community Group was $67.3 million and $3.5 million, respectively, compared with $96.7 million and $10.2 million, respectively, in 1999. The significant decrease in both operating revenue and operating income resulted entirely from the sales in both 1999 and 2000 of Community Group newspaper properties. At December 31, 2000 only one U.S. Community Group newspaper and The Jerusalem Post were still owned by the Company.

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

      In British pounds sterling, circulation revenue was down 2.4% year over year primarily as a result of an increase in sales to subscribers and a decline in weekday newsstand sales.

      Total operating costs, excluding infrequent items, were $472.5 million in 2000 compared with $476.9 million in 1999. Newsprint expense was $91.8 million in 2000 compared with $97.0 million in 1999. This reflected a year over year newsprint price decrease offset in part by increased consumption resulting from the increase in advertising. The newsprint price decrease reflected the longer-term purchasing methodology in the U.K. which usually causes a delay in realizing the effect of newsprint price changes. Compensation and other costs increased in pounds sterling compared with 1999, primarily from higher production and editorial costs, higher marketing and promotion costs and an increase in Internet costs. EBITDA, excluding infrequent items in 2000, was $106.7 million compared with $92.0 million in 1999, an increase of 16.0%. In pounds sterling EBITDA, excluding infrequent items, in 2000 was £70.0 million compared with £56.7 million in 1999, an increase of 23.5%. In 2000 the average exchange rate for the pound sterling into U.S. dollars was 1.52 compared with 1.62 in 1999.

     Canadian Newspaper Group

      Operating revenues in the Canadian Newspaper Group were $1,065.2 million in 2000 compared with $1,109.8 million in 1999 and operating income was $116.8 million in 2000 compared with $117.8 million in 1999. The reported results included the results of operations sold to CanWest for the period January 1 to November 16, 2000 and for all of 1999. The National Post, which is included throughout both years, had revenue and EBITDA losses of $90.9 million and $28.9 million, respectively, in 2000 compared with $70.3 million and $44.3 million, respectively, in 1999.

      Operating revenues and EBITDA for Canadian operations not sold at December 31, 2000, excluding National Post, and reported in the year ended December 31, 2000 were Cdn. $390.9 million and Cdn. $67.9 million as compared to Cdn. $384.1 million and Cdn. $67.8 million in 1999.

      These amounts included operating revenues and EBITDA of Canadian operations sold subsequent to December 31, 2000 of Cdn. $127.5 million and Cdn. $20.2 million for 2000 and Cdn. $126.5 million and Cdn. $19.5 million for 1999. Included in Canadian operations not sold were costs for Internet operations retained of Cdn. $2.6 million in 2000 and Cdn. $2.4 million in 1999.

     Investment and Corporate Group

      The operating loss, excluding stock-based compensation, of the Investment and Corporate Group was $14.6 million in 2000 compared with $14.5 million in 1999.

Liquidity and Capital Resources

      Working Capital. Working capital consists of current assets less current liabilities. Current assets were $762.3 million and $472.5 million at December 31, 2001 and 2000, respectively. Current liabilities, excluding debt obligations, were $563.6 million and $725.3 million, respectively, at December 31, 2001 and 2000. The Company’s consolidated working capital, excluding debt obligations, at December 31, 2001 was $198.7 million and at December 31, 2000 was a deficit of $252.8 million. The increase in working capital is primarily due to increased cash and cash equivalents resulting from the sales of properties and CanWest investments and a reduction in current taxes payable. Included in current liabilities are income taxes that have been provided on gains on sales of assets computed on tax bases that result in higher gains for tax purposes than for accounting purposes. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the accounts.

      The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock and its preferred stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially, all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company. As at December 31, 2001, the Company did not meet a financial test set out in the Trust indentures for Publishing’s Senior and Senior Subordinated Notes. As a result, until and unless the test is met in the future, Publishing and its subsidiaries will be unable to borrow, make restricted investments, make advances, pay dividends or make other distributions to the Company. Meeting the test will depend on improvements in future income. The Company currently has sufficient cash to meet its current anticipated obligations.

      EBITDA. EBITDA, which represents the Company’s earnings before interest expense, interest and dividend income, foreign currency gains and losses, income taxes, depreciation and amortization, minority interest, equity in earnings of affiliates, amortization of debt issue costs, other income (expense), net, and extraordinary items was $33.4 million in 2001, $344.4 million in 2000 and $338.2 million in 1999, respectively. The Company believes that EBITDA largely determines its ability to fund current operations and to service debt. EBITDA excluding infrequent items and stock-based compensation was $53.7 million, $353.9 million and $360.3 million in 2001, 2000 and 1999, respectively.

      Cash Flows. Cash flows used in operating activities were $146.7 million in 2001, and cash flows provided by operating activities were $59.8 million and $106.2 million in 2000 and 1999, respectively. The cash flows used in operating activities in 2001 largely resulted from lower operating results and the non-cash interest income received on CanWest debentures.

      Cash flows provided by investing activities were $756.7 million in 2001 principally reflecting the proceeds on disposal of CanWest investments and on sale of properties, reduced in part by capital expenditures on fixed assets and additions to investments. Cash flows provided by investing activities in 2000 were $1,080.8 million principally reflecting the proceeds on disposal of investments, the proceeds on disposal of newspaper properties at the Community Group and to CanWest, offset in part, by the acquisition cost of newspapers in the Chicago suburbs, by capital expenditures on fixed assets and by additions to investments. Cash flows used in investing activities were $59.6 million in 1999 principally reflecting the capital expenditures at the Chicago Group for the new production facility, acquisition of the remaining minority of Southam and Internet related spending offset, in part, by proceeds from the disposition of certain U.S. community newspapers.

      Cash flows used in financing activities in 2001 were $258.7 million primarily reflecting dividend payments and the purchase for cancellation of Class A Common Stock from Hollinger Inc. and from a bank pursuant to the Total Return Equity Swap. Cash flows used in financing activities in 2000 were $1,040.2 million primarily reflecting the repayment of debt, the redemption of HCPH Special shares and dividend payments. Cash flows used in financing activities in 1999 were $91.0 million, principally reflecting the payment by Southam of a special dividend, the repurchase of Class A Common Stock by the Company offset, in part, by the issuance of partnership units by Hollinger L.P..

      Based on current economic conditions, the Company expects cash flows from existing operations to improve as a result of cost reductions that have been implemented and declining newsprint prices. Full recovery of earnings levels would require a significant improvement in advertising activity and it is impossible to forecast when and to what extent, such a recovery will occur. Management believes that the cash flow provided by operating subsidiaries, under current economic conditions, will be sufficient to meet future cash requirements including capital expenditures. However, there is no assurance that any excess cash flow could be distributed by Publishing and its subsidiaries to the Company. However, as at March 5, 2002, the Company has sufficient cash on hand to meet its current anticipated obligations.

      Capital Expenditures and Acquisition Financing. In the past three years the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and, in 1999 and 2000, through borrowings under their bank credit facilities.

      Capital expenditures at the Chicago Group amounted to $12.1 million, $25.7 million and $40.9 million in 2001, 2000 and 1999, respectively. The Company began construction of a new printing facility in Chicago during 1998 which became partially operational in 2000 and fully operational in 2001. The capital expenditures in 1999, 2000 and 2001 are primarily related to the construction of this production facility.

      Capital expenditures at the Community Group amounted to $3.3 million and $4.9 million in 2000 and 1999, respectively.

      Capital expenditures at the Telegraph were $17.1 million, $14.5 million and $5.6 million in 2001, 2000 and 1999, respectively.

      Capital expenditures at the Canadian Newspaper Group were $2.8 million, $28.8 million and $72.4 million in 2001, 2000 and 1999, respectively. The capital expenditures in 1999 included new presses at Montreal, Saskatoon, Regina and new equipment at the Vancouver press facility.

      Capital expenditures at the Investment and Corporate Group were $12.2 million, $1.6 million and $1.4 million in 2001, 2000 and 1999, respectively. Expenditures in 2001 were primarily in respect of a new airplane to replace an older airplane that was sold in 2002.

      Debt Obligations. The Company, Publishing and its principal subsidiaries are parties to various debt agreements that have been entered into to fund acquisitions, working capital requirements and other corporate purposes. At December 31, 2001, the indebtedness of the Company was $812.7 million.

      1997 Note Offering. On March 4, 1997, Publishing filed both a Prospectus and a Prospectus Supplement offering $200 million of Senior Notes due 2005 (the “Senior Notes”) and $200 million of Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”). On March 12, 1997, Publishing increased the size of the offerings to $550.0 million, closing on March 18, 1997. Both the Senior Notes and the Senior Subordinated Notes are guaranteed by the Company.

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

      Publishing and its restricted subsidiaries utilized the proceeds of these offerings to repay bank indebtedness, to repay the redeemable preference shares of DT Holdings Limited and First DT Holdings Limited and for general working capital.

      On February 14, 2002, Publishing commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated February 14, 2002. Under the terms of the offer, the Company offered to purchase the outstanding notes at a price to be determined three business days prior to the expiration date of the tender offer by reference to a fixed spread of 87.5 basis points over the yield to maturity of the 7.50% U.S. Treasury Notes due February 15, 2005, plus accrued and unpaid interest up to but not including the day of payment for the notes. The purchase price totalled $1,101.34 for each $1,000 principal amount of notes. Included in the purchase price was a consent payment equal to $40 per $1,000 principal amount of the notes, payable to those holders who validly consented to the proposed amendments to the indenture governing the notes. In connection with the tender offer, the Company solicited consents from the holders of the notes to amend the indenture governing the notes by eliminating most of the restrictive provisions. On March 15, 2002, $248.9 million in the aggregate principal amount had been validly tendered pursuant to the offer and on March 18, 2002, these noteholders were paid out in full.

      1996 Note Offering. Publishing sold $250 million aggregate principal amount of Notes (the “Notes”) on February 7, 1996. The Notes mature on February 1, 2006, and are unsecured senior subordinated obligations of Publishing. Each Note bears interest at the rate of 9.25% per annum payable semi-annually on February 1 and August 1 of each year, which commenced on August 1, 1996. The Notes may be redeemed at any time on or after February 1, 2001, at the option of Publishing, in whole or in part, at a price of 104.625% of the principal amount thereof, declining ratably to par on or after February 1, 2004, together with accrued and unpaid interest to the redemption date. Payment of the principal, premium, and interest on the Notes is guaranteed by the Company on a senior subordinated basis (the “Guarantee”). The Notes and the Guarantee are expressly subordinated to all senior indebtedness of Publishing and the Company, including all indebtedness and other obligations under the Publishing Credit Facility and the Company’s guarantee thereof.

      The indenture relating to the Notes (the “Indenture”) contains covenants that, among other things, limit the ability of Publishing and the Restricted Subsidiaries (defined to include the United States subsidiaries of Publishing, the Telegraph, the Canadian Newspapers and Jerusalem Post) to incur indebtedness, pay dividends or make other distributions on their capital stock, subject in each case to certain exceptions.

      Consent Solicitation. On February 19, 1997, Publishing completed a solicitation of consents from the holders of the 9.25% Notes with respect to certain amendments (the “Amendments”) to the Indenture governing the 9.25% Notes dated as of February 1, 1996. The primary purpose of the Amendments was to facilitate the inclusion of certain international subsidiaries of the Company as Restricted Subsidiaries of Publishing and to enhance its corporate and financing flexibility.

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

      Bank Credit Facility. On April 30, 1999, Publishing, HCPH, Telegraph, Southam, HIF Corp. (“HIF”) and a group of financial institutions entered into a Fourth Amended and Restated Credit Facility (“Restated Credit Facility”) for a total of $725.0 million consisting of a $475.0 million revolving credit line maturing on September 30, 2004 and a $250.0 million term loan maturing on December 31, 2004. This facility replaced the previous Bank Credit Facility. The loans under the Restated Credit Facility bear interest, at the option of the respective borrower, at a rate per annum tied to specified floating rates or a reserve adjusted Eurocurrency rate, in each case plus a specified margin determined based on leverage ratios. On June 4, 1999, the revolving credit line was increased by $50.0 million. On September 30, 1999, the Restated Credit Facility was increased to $875.0 million when the revolving credit line and the term loan were each increased by $50.0 million.

      In June 2000, Publishing, HCPH, Telegraph, Southam, HIF and a group of financial institutions increased the term loan component of the Restated Credit Facility by $100.0 million to $975.0 million. On November 16, 2000, using the proceeds from the CanWest transaction, $972.0 million of borrowings were repaid and the Restated Credit Facility was reduced to $5.0 million. The Restated Credit Facility is secured by the collateralization of $5.0 million of the Company’s positive cash which is included in prepaids and other assets at December 31, 2001. At December 31, 2001, no amounts were owing under the Restated Credit Facility.

      During 2001, the Company entered into a new credit facility in the amount of $120.0 million. Amounts borrowed under this facility were repaid during 2001.

Off Balance Sheet Arrangements

      Hollinger Participation Trust. As part of its agreement with CanWest, the Company was prohibited from selling the CanWest debentures prior to May 15, 2003. In order to monetize this investment, during August and December 2001, the Company sold participations in Cdn. $540.0 million (U.S. $350.0 million) and Cdn $216.8 million ($140.5 million) principal amounts of CanWest debentures to a special purpose trust (“Participation Trust”). Units of the Participation Trust were sold by the Participation Trust to arms’ length third parties. These transactions resulted in net proceeds to the Company of $401.2 million and have been accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The net loss on the transactions, including realized holding losses on the underlying debentures, amounted to $62.1 million and has been included in Other income (expense), net.

      The Company has not retained an interest in the participation Trust nor does it have any ongoing involvement in the Participation Trust. The Participation Trust and its investors have no recourse to the Company’s other assets in the event that CanWest defaults on its debentures. Under the terms of the Participation Trust, the interest payments received by the Company in respect of the underlying CanWest debentures will be paid to the Participation Trust. However, after May 15, 2003, the Company may be required to deliver to the Participation Trust, CanWest debentures with a face value equivalent to $490.5 million. Given that the CanWest debentures are denominated in Canadian dollars, the Company has entered into a forward exchange contract to mitigate part of its currency exposure. The foreign currency contract requires the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. The mark-to-market gain on the forward contract and the foreign exchange loss on the residual obligation have resulted in a net foreign currency loss at December 31, 2001 of $0.4 million. This amount has been charged to earnings and the net liability is included in other liabilities. In March 2002, the Company realized on Cdn. $199 million of the foreign currency contract and has since entered into another Cdn. $50 million foreign currency contract to replace part of the contract realized.

      In addition, in accordance with the terms of the participation agreement, the Company cannot transfer to an unaffiliated third party, until November 4, 2005, the equivalent of $50 million (Cdn. $79.6 million at December 31, 2001) principal amount of CanWest debentures.

      Total Return Equity Swap. During 1998 and 1999, the Company had arrangements with four banks, pursuant to which the banks purchased a total of 14,109,905 shares of the Company’s Class A Common Stock at an average price of $14.17. The Company had the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. The arrangement was extended until June 30, 2001. In the event the banks resold the shares, any gain or loss realized by the banks would be for the Company’s account. Until the Company purchases the shares, dividends paid on the shares belonged to the Company and the Company paid interest to the banks at the rate of LIBOR plus a spread.

      On November 16, 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-19 which clarified the accounting for derivative financial instruments indexed to, and potentially settled in a company’s own stock, that require a cash payment by the issuer upon the occurrence of future events outside the control of the issuer. The EITF applies to new contracts entered into after September 30, 2000. Consequently the extension of the contracts on October 1, 2000 is accounted for under EITF Issue No. 00-19. Accordingly, effective October 1, 2000, the above contracts have been accounted for using the asset and liability method. Since the contracts can require cash settlement, in the event of bankruptcy, the contracts must be accounted for on an income basis rather than as equity. Regardless, the amount of cash required for settlement does not change, but any change in value of the Company’s own shares that could be used to settle the obligation gives rise to a gain or loss that is recorded in income. The derivative forward contract has been marked to market after October 1, 2000. The $35.3 million gain inherent in the old contracts at October 1, 2000, based on the September 30, 2000 market value of Class A Common Stock of $16.75, net of previously deferred costs associated with the old contracts, has been recorded as an adjustment to additional paid in capital. The loss resulting from marking the contracts to market during the period October 1 to December 31, 2000, together with the interest paid to the banks, totalled $16.3 million and was reported in earnings as Other income (expense), net.

      In August 2001, the Company purchased for cancellation from one of the banks 3,602,305 shares of Class A Common Stock for $50.0 million or $13.88 per share. The market value of these shares on the date of purchase was $47.0 million or $13.05 per share.

      In November 2001, one of the banks sold in the open market 3,556,513 shares of Class A Common Stock for $34.2 million or an average price of $9.62 per share. This resulted in a loss to the bank of $15.8 million which, in accordance with the arrangement, was paid in cash by the Company.

      The losses resulting from marking these arrangements to market during the year ended December 31, 2001, including the realized losses above, together with the interest paid to the banks, totalled $73.9 million, and was reported in earnings as Other income (expense), net. Dividends, in respect of the shares purchased by the banks, after September 30, 2000, have not been included in cash dividends as a deduction from retained earnings.

      At December 31, 2001, the Company had two arrangements remaining with banks each of which had been extended from July 1, 2001. One arrangement in respect of 3,348,782 shares at an average price of $14.93 was extended until June 30, 2003 on the same terms and conditions that applied previously. The other arrangement in respect of 3,602,305 shares at an average price of $13.88, was extended until December 31, 2001. The Company retained the option to buy the shares from the bank at the original cost or have the bank resell the shares in the open market, for which the Company could settle the net amount due with either cash or by issuing additional shares. In addition, the bank had the option if the market price of the shares dropped by 20% or more, to sell the shares on the open market and reduce the notional amount of the swap. Under the terms of the agreement as at December 31, 2001, 3,602,305 shares and $7.5 million of cash have been deposited with the escrow agent. The $7.5 million of restricted cash is included in prepaids and other current assets at December 31, 2001.

      If the Company’s stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security. During 2001, 2000 and 1999, the Company issued 4,882,590, 5,160,577 and 4,063,359 shares of Class A Common Stock as additional security, of which 5,011,628 shares were required to be deposited in the escrow account at December 31, 2001. The balance of shares issued as additional security have been returned to the Company and are included in treasury until cancelled. The shares held in escrow are shown as a deduction from stockholders’ equity. Until September 30, 2000, when the original contacts expired, the total interest paid to the banks, net of dividends paid on the shares, was shown as a reduction to additional paid in capital.

      HCPH Special Shares. HCPH issued 6,552,425 Cdn. $10 Non-Voting Special shares in July 1997 for a total issue price of Cdn. $65.5 million ($47.6 million).

      On July 18, 1997 HCPH, the Company and Montreal Trust Company of Canada as trustee, entered into an Exchange Indenture providing for the exchange of the HCPH Special shares at the option of the holder (“Optional Exchange”) at any time after December 23, 1997 but prior to June 26, 2000, into Class A Common Stock of the Company based on an exchange ratio set out in the Exchange Indenture.

      On June 12, 2000, the Company exercised its option to pay cash on the mandatory exchange of HCPH Special shares. Pursuant to the terms of the indenture governing the Special shares, each Special share was exchanged for $8.88 cash resulting in a payment in July 2000 to holders of Special shares of $58.2 million. This payment was $10.9 million in excess of the recorded amount and this excess is presented as minority interest in the Statement of Operations.

      Commercial Commitments and Contractual Obligations. The Telegraph has guaranteed the printing joint venture partners’ share of leasing obligations to third parties, which amounted to $1.2 million (£0.8 million) at December 31, 2001. These obligations are also guaranteed jointly and severally by each joint venture partner.

      In connection with the Company’s insurance program, letters of credits are required to support certain projected workers’ compensation obligations. At December 31, 2001, letters of credit in the amount of $0.6 million were outstanding.

      Set out below is a summary of the amounts due and committed under contractual cash obligations at December 31, 2001:

		Due in	Due between	Due between
		1 year or	1 and	4 and	Due over
	Total	less	3 years	5 years	5 years

	(in thousands)
Long-term debt	$807,993	$1,481	$3,052	$511,912	$291,548
Capital lease obligations	4,667	1,527	3,140	—	—
Operating leases	148,574	12,313	21,627	20,441	94,193

Total contractual cash obligations	$961,234	$15,321	$27,819	$532,353	$385,741

Related Party Transactions

      Net amounts due from related companies at December 31, 2001 totalled $32.2 million and included a $36.8 million loan to a subsidiary of Hollinger Inc., net of amounts payable in respect of management and administrative expenses billed by Hollinger Inc. and corporate affiliates of Hollinger Inc. Hollinger Inc. and its affiliates billed the Company for allocable expense amounting to $34.3 million, $41.0 million and $38.2 million for 2001, 2000 and 1999, respectively (principally including management fees that were approved by the audit committee). On July 11, 2000, the Company loaned $36.8 million to a subsidiary of Hollinger Inc. in connection with the cash purchase by Hollinger Inc. of HCPH Special shares. The loan is payable on demand and to December 31, 2001, interest was payable at the rate of 13% per annum. Effective January 1, 2002, the interest rate was adjusted to LIBOR plus 3% per annum.

      Lord Black indirectly has voting control of the Company. During each of 2001, 2000 and 1999 remuneration paid directly by the Company and its subsidiaries to Lord Black was $817,000, $2,477,000 and $640,000, respectively.

      In two separate transactions in July and November, 2001, the Company and Hollinger L.P. completed the sale of most of its remaining Canadian newspapers to Osprey for total sale proceeds of approximately Cdn. $255 million ($166 million) plus closing adjustments primarily for working capital. The former Chief Executive Officer of Hollinger L.P. is a minority shareholder of Osprey. The Company’s independent directors have approved the terms of these transactions.

      In connection with the two above sales of Canadian newspaper properties to Osprey, to satisfy a closing condition, the Company, Hollinger Inc., and Lord Black and three senior executives entered into non-competition agreements with Osprey pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to Osprey for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn. $7.9 million ($5.1 million). Such consideration was paid to Lord Black and the three senior executives and has been approved by the Company’s independent directors.

      On November 16, 2000, the Company and its affiliates, Southam and Hollinger L.P. (“Hollinger Group”) completed the sale of most of its Canadian newspapers and related assets to CanWest. The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which in total at December 31, 2000 approximated an additional $40.7 million.

      In connection with the sale to CanWest, Ravelston, a holding company controlled by Lord Black through which most of his interest in the company is ultimately controlled, entered into a management services agreement with CanWest and National Post pursuant to which it agreed to continue to provide management services to the Canadian businesses sold to CanWest in consideration for an annual fee of Cdn. $6 million ($4 million) payable by CanWest. In addition, CanWest will be obligated to pay Ravelston a termination fee of Cdn. $45 million, in the event that CanWest chooses to terminate the management services agreement or Cdn. $22.5 million, in the event that Ravelston chooses to terminate the agreement (which cannot occur before December 31, 2002). Also, as required by CanWest as a condition to the transaction, the Company, Ravelston, Hollinger Inc., Lord Black and three senior executives entered into non-competition agreements with CanWest pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian business sold to CanWest for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn. $80 million ($53 million) paid by CanWest in addition to the purchase price referred to above of which Cdn. $38 million ($25.2 million) was paid to Ravelston and Cdn. $42 million ($27.8 million) was paid to Lord Black and the three senior executives. The Company’s independent directors have approved the terms of these payments.

      During 2000, the Company sold most of its remaining U.S. community newspaper properties, for total proceeds of approximately $215 million. In connection with the sales of United States newspaper properties in 2000, to satisfy a closing condition, the Company, Lord Black and three senior executives entered into non-competition agreements with the purchasers to which each agreed not to compete directly or indirectly in the United States with the United States businesses sold to purchasers for a fixed period, subject to certain limited exceptions, for aggregate consideration paid in 2001 of $0.6 million. These amounts were in addition to the aggregate consideration paid in respect of these non-competition agreements in 2000 of $15 million. Such amounts were paid to Lord Black and the three senior executives. The Company’s independent directors have approved the terms of these payments.

      Included in the above sale, the Company sold four U.S. Community Newspapers for an aggregate consideration of $38 million to Bradford Publishing Company, a company formed by a former U.S. Community Group executive and in which some of the Company’s directors are shareholders. The terms of this transaction were approved by the independent directors of the Company.

      During 1999, the Company sold to Horizon Publications Inc. 33 U.S. community newspapers for $43.7 million. During 2001, the Company transferred two publications to Horizon Publications Inc. in exchange for net working capital. Horizon Publications Inc. is managed by former Community Group executives and controlled by certain members of the Board of Directors of the Company. The terms of these transactions were approved by the independent directors of the Company.

      The Company issued to Hollinger Inc. in connection with the 1995 Reorganization in which the Company acquired Hollinger Inc.’s interest in The Telegraph and Southam, 739,500 shares of Series A Preferred Stock. The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock. During 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash of $19.4 million. In May 1999, the remaining 134,126 shares of Series D Preferred Stock were converted into 134,126 shares of Series E Preferred Stock. In September 2001, 40,920 shares of Series E Preferred Stock were redeemed for cash of $3.8 million. The shares of Series E Preferred Stock are redeemable in whole or in part, at any time and from time to time, subject to restrictions in the Company’s credit facilities, by the Company or by a holder of such shares.

      Pursuant to a January 1997 transaction wherein the Company acquired Canadian publishing assets from Hollinger Inc., the Company issued 829,409 shares of Series C Preferred Stock. The stated value of each share was $108.51. On June 1, 2001, the Company converted all the Series C Preferred Stock at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 5, 2001, the Company purchased for cancellation, from Hollinger Inc., the 7,052,464 shares of Class A Common Stock for a total cost of $92.2 million or $13.07 per share which represented 98% of the September 5, 2001 closing price.

Recent Accounting Pronouncements

      Business combinations, goodwill and other intangible assets. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 141 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value.

      The Company adopted the provisions of SFAS 141 as of July 1, 2001 and SFAS 142 is effective January 1, 2002. As of the date of adoption of SFAS 142, the Company expects to have unamortized goodwill and unamortized identifiable intangible assets in the amount of $674.6 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill and intangibles was $35.8 million and $58.1 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting SFAS 142 on the Company’s financial statements at the date of this report, including whether there will be any transitional impairment losses recognized as a cumulative effect of a change in accounting principles.

      Accounting for the impairment or disposal of long-lived assets. SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in October 2001. The statement supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of “ and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. It also provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). SFAS 144 is effective January 1, 2002. The Company has not determined the impact of adopting SFAS 144 in the Company’s financial statements.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      Newsprint. Newsprint prices continued to fluctuate throughout 2001 and on a consolidated basis newsprint expense amounted to $204.4 million ($304.2 million in 2000 and $310.9 million in 1999). Management believes that newsprint prices may vary widely from time to time and could continue to show significant price variations in the future. During the first half of 2001, newsprint prices in North America were at their highest price per tonne since 1994 and 1995. However, the recessional climate in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint resulted in a downward trend in prices during the second half of 2001. This downward trend has continued into the early part of 2002 and there are indications that prices will stabilize at their current levels. In the United Kingdom, newsprint prices payable by the Company in 2002, which are subject to longer-term contracts, will be less than the average prices paid in 2001. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. For the Company and subsidiaries, total newsprint usage in 2001, for operations still owned at December 31, 2001, was about 314,000 tonnes. At those levels of usage, a change in the price of newsprint of $50 per tonne would increase or decrease net income by about $9.8 million.

      Total Return Equity Swap. Under the terms of the Total Return Equity Swap, a decline in the value of the Company’s share price could result in the Company having to issue additional shares or pay a cash settlement of any loss suffered by the counterparties to the swap contracts. A decrease in the Company’s share price of $1.00 per share would result in an amount due to the counterparties of approximately $7 million.

      Inflation. During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

      Interest Rates. At December 31, 2001, the Company had no debt on which interest is calculated at floating rates. Interest paid to the banks under the Total Return Equity Swap is at floating rates. A 1% change in the interest rate would result in a change in interest cost, in respect of the Total Return Equity Swap of $1.0 million per year.

      Foreign Exchange Rates. A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result, the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on 2001 earnings and ownership levels, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported earnings:

	Actual 2001
	Average Rate	Increase/ Decrease

United Kingdom	$1.45/£	$476,000
Canada	$0.65/Cdn.$	$10,450,000

      As a result of the sale of Canadian properties in 2000 and 2001, the Company is significantly less vulnerable to changes in the value of the Canadian dollar compared with the United States dollar.

      In 2001, the Company sold Participations in Cdn. $756.8 million principal amount of CanWest debentures to a special purpose trust (“Participation Trust”). In respect of these debentures, the Company will eventually be required to deliver to the Participation Trust $490.5 million which equates to a fixed rate of exchange of 0.6482 United States dollars to each Canadian dollar. Given that the CanWest debentures are denominated in Canadian dollars, the Company has entered into a forward foreign exchange contract to mitigate part of the currency exposure. The foreign currency contract requires the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. A $0.05 change in the U.S. dollar to Canadian dollar exchange rate applied to the unhedged portion of the obligation in the amount of Cdn. $90.2 million ($56.6 million) at December 31, 2001 would result in a $4.5 million change in the amount available for delivery to the Participation Trust. In March 2002, the Company sold Cdn. $199 million of its foreign currency contract at a time when the exchange rate was 0.6308. The Company has entered into another Cdn. $50 million foreign currency contract at the exchange rate of 0.6338 to replace part of the contract sold.

      Electronic Media. Management continues to hold the view that newspapers will continue to be an important business segment. Among educated and affluent people, indications are that strong newspaper readership will continue. Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet’s potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint format.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item appears beginning at page F-1 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report.

           (1) Financial Statements and Supplemental Schedules.

      The consolidated financial statements filed as part of this report appear beginning at page F-1.

           (2) Exhibits.

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

2.4	Purchase Agreement relating to the Senior Notes, dated March 12, 1997	Incorporated by reference to Exhibit 1.01 to Current Report on Form 8-K dated March 18, 1997.

2.5	Purchase Agreement relating to the Senior Subordinated Notes, dated March 12, 1997	Incorporated by reference to Exhibit 1.02 to Current Report on Form 8-K dated March 18, 1997.

3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated October 13, 1995.

3.2	Bylaws, as amended and restated.	Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (No. 33-74980).

3.3	Certificate of Designations for Series B Convertible Preferred Stock	Incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K dated August 7, 1996.

4.1	Fourth Amended and Restated Credit Agreement dated April 30, 1999 among Hollinger International Publishing Inc., Telegraph Group Limited, Hollinger Canadian Publishing Holdings Inc., Southam Inc., HIF Corp., various financial institutions, The Toronto Dominion Bank, as Issuing Bank, the Bank of Nova Scotia, as Syndication Agent, Canadian Imperial Bank of Commerce, as Documentation Agent, and Toronto Dominion (Texas), Inc., as Administrative Agent.	Pursuant to S-K 601(b)(4)(iii), the Registrant has not filed a copy of this exhibit but will furnish a copy upon the Commission’s request.

4.2	Senior Indenture, dated as of March 18, 1997	Incorporated by reference to Exhibit 4.01 to Current Report on Form 8-K dated March 18, 1997.

4.3	Senior Subordinated Indenture, dated as of March 18, 1997.	Incorporated by reference to Exhibit 4.03 to Current Report on Form 8-K dated March 18, 1997.

4.4	Exchange Indenture, dated July 17, 1997, among Hollinger Canadian Publishing Holdings Inc., Hollinger International Inc. and Montreal Trust Company of Canada.	Incorporated by reference to Exhibit 4.01 to Registration Statement on Form S-3 (No. 333-35619).

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

4.5	Indenture dated as of February 7, 1996 among Hollinger International Publishing Inc., Hollinger International Inc. and Fleet National Bank of Connecticut as Trustee.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K Dated February 7, 1996.

10.4	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980).

10.5	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997.

10.12	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999.

10.15	CanWest Transaction Agreement dated July 30, 2000 and Amending Agreement thereto dated November 15, 2000.	Incorporated by reference to Exhibit 2.1 and 2.2 to Current Report on Form 8-K Dated December 1, 2000.

21.1	Significant Subsidiaries of Hollinger International Inc.

23.1	Consent of KPMG LLP.

      (b) Reports on Form 8-K.

      The Company did not file any report on Form 8-K in 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
(Registrant)

By:	/s/ CONRAD M. BLACK

Lord Black of Crossharbour, PC(C), OC, KCSG,
Chairman and Chief Executive Officer

Date: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ CONRAD M. BLACK Conrad M. Black	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ JOHN A BOULTBEE John A Boultbee	Executive Vice President (Principal Financial Officer)	March 28, 2002

/s/ FREDERICK A. CREASEY Frederick A. Creasey	Group Corporate Controller (Principal Accounting Officer)	March 28, 2002

/s/ F. DAVID RADLER F. David Radler	Deputy Chairman, President, Chief Operating Officer and Director	March 28, 2002

/s/ DANIEL W. COLSON Daniel W. Colson	Vice Chairman and Director	March 28, 2002

/s/ BARBARA AMIEL BLACK Barbara Amiel Black	Vice President — Editorial and Director	March 28, 2002

/s/ DWAYNE O. ANDREAS Dwayne O. Andreas	Director	March 28, 2002

/s/ RICHARD R. BURT Richard R. Burt	Director	March 28, 2002

/s/ Raymond G. Chambers	Director	March 28, 2002

/s/ HENRY A. KISSINGER Henry A. Kissinger	Director	March 28, 2002

/s/ MARIE-JOSEE KRAVIS Marie-Josee Kravis	Director	March 28, 2002

Signature	Title	Date

/s/ Shmuel Meitar	Director	March 28, 2002

/s/ RICHARD N. PERLE Richard N. Perle	Director	March 28, 2002

/s/ ROBERT S. STRAUSS Robert S. Strauss	Director	March 28, 2002

/s/ A. Alfred Taubman	Director	March 28, 2002

/s/ JAMES R. THOMPSON James R. Thompson	Director	March 28, 2002

/s/ Lord Weidenfeld	Director	March 28, 2002

/s/ LESLIE H. WEXNER Leslie H. Wexner	Director	March 28, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Hollinger International Inc.:

     We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

February 21, 2002

Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

For the Years Ended December 31, 2001, 2000 and 1999

1.   Principles of Presentation and Consolidation

      Hollinger International Inc. (the “Company”) is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2001, Hollinger Inc. owned 32.1% of the combined equity and 71.8% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to conversion of the Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87.0%, 87.0% and 85.0% at December 31, 2001, 2000 and 1999, respectively (see Note 1(j) of Notes to Consolidated Financial Statements for discussion of partnership formation). The Company’s interest in The National Post Company (“National Post”) was 50.0% and 100.0% at December 31, 2000 and 1999, respectively (see Note 1(c) of Notes to Consolidated Financial Statements for discussion of sale of National Post). All significant intercompany balances and transactions have been eliminated on consolidation.

2.   Description of Business

      The Company is principally engaged in the publishing, printing and distribution of newspapers and magazines through subsidiaries and affiliates primarily in the United States, the United Kingdom, Canada and Israel. In addition, the Company has developed a strategic online new media presence. The Company’s raw materials, mainly newsprint and ink, are not dependent on a single or limited number of suppliers. Customers range from individual subscribers to local and national advertisers.

3.   Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

      The Company holds minority interests in both publicly traded and not publicly traded internet-related companies. Some of the publicly traded companies have highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      The Company has significant intangible assets recorded in its accounts. Certain of the Company’s newspapers operate in highly competitive markets. The Company has estimated the useful lives of its goodwill and identifiable intangible assets for these newspapers and its other newspapers, based on industry trends and existing competitive pressures. Future adverse changes in long-term readership patterns in its newspapers could result in a material impairment of its intangible assets in the future.

4.   Cash Equivalents

      Cash equivalents consist of certain highly liquid investments with original maturities of three months or less.

5.   Inventories

      Inventories consist principally of newsprint that is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

6.   Impairment of Long-Lived Assets

      The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management’s estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statements of operations, if such a difference arose. The Company has determined that no material permanent impairments had occurred at December 31, 2001.

7.   Derivatives

      The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign currency exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. In 1999 and 2000 amounts receivable under interest rate cap agreements were accrued as a reduction of interest expense and amounts payable were accrued as interest expense. Interest rate differentials on all other swap arrangements were accrued as interest rates changed over the contract periods. Amounts receivable under foreign currency forward purchase or sale agreements were accrued as foreign exchange gains and amounts payable were accrued as foreign exchange losses. In 2001, all derivatives are recorded at their fair value with changes in fair value reflected in the consolidated statement of operations.

8.   Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, principally 25 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset and the lease term. Construction in progress for production facilities is not depreciated until the facilities are in use.

9.   Investments

      Investments consist of corporate debt and equity securities. Debt and marketable equity securities which are classified as available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of the related tax and minority interest effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. All other corporate debt and equity securities are recorded at cost.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

10.  Investments in Affiliated Companies

      Investments in the common stock of affiliated companies are accounted for by the equity method. The excess of cost of the investment over the Company’s share of net assets at the acquisition date is being amortized on a straight-line basis over five years.

11.  Intangible Assets

      Intangible assets consist of the excess of acquisition costs over estimated fair value of net assets acquired (goodwill), non-competition agreements with former owners of acquired newspapers and circulation related assets. Amortization is calculated using the straight-line method over the respective estimated useful lives to a maximum of 40 years.

12.  Deferred Financing Costs

      Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the remaining term of the related debt, up to 10 years.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

17.  Stock-Based Compensation

      The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc., are recorded using the fair value based method and are reflected in the consolidated statements of stockholders’ equity as a dividend in kind.

18.  Reclassifications

      Certain 2000 and 1999 amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$479,514	$137,671
Accounts receivable, net of allowance for doubtful accounts of $16,366 in 2001 and $16,925 in 2000	203,442	275,806
Amounts due from related companies, net	32,228	25,929
Inventories	21,209	21,834
Prepaid expenses and other current assets (notes 4(b) and 11)	25,910	11,289

Total current assets	762,303	472,529
Investments (note 2)	200,906	899,078
Property, plant and equipment, net of accumulated depreciation (note 3)	309,272	360,596
Intangible assets, net of accumulated amortization of $163,200 in 2001 and $159,224 in 2000	674,645	938,314
Deferred financing costs and other assets	34,625	66,697

	$1,981,751	$2,737,214

(continued)

	2001	2000

	(in thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 4)	$3,008	$4,753
Accounts payable	97,097	133,496
Accrued expenses	134,691	145,102
Income taxes payable	290,587	386,678
Deferred revenue	41,208	60,006

Total current liabilities	566,591	730,035
Long-term debt, less current installments (note 4)	809,652	807,495
Deferred income taxes (note 18)	163,050	185,846
Other liabilities	92,124	54,325

Total liabilities	1,631,417	1,777,701

Minority interest (note 6)	15,977	89,228

Redeemable preferred stock (note 7)	8,582	13,088

Stockholders’ equity (note 8):
Convertible preferred stock	—	—
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; issued and outstanding 96,837,179 and 105,987,298 shares in 2001 and 2000, respectively	968	1,060
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 14,990,000 shares in 2001 and 2000	150	150
Additional paid-in capital	554,891	748,503
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	(147,958)	(111,970)
Unrealized loss on marketable equity securities	(6,446)	(49,580)
Minimum pension liability adjustment	(16,972)	(2,094)
Retained earnings	132,693	531,156

	517,326	1,117,225
Class A common stock in treasury, at cost — 10,785,811 shares in 2001 and 21,840,371 shares in 2000	(132,896)	(258,604)
Class A common stock in escrow — 5,011,628 shares in 2001 and 129,038 shares in 2000 (note 11)	(58,655)	(1,424)

Total stockholders’ equity	325,775	857,197

Commitments and contingencies (notes 5 and 16)
	$1,981,751	$2,737,214

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(in thousands, except per share data)
Operating revenues:
Advertising	$804,462	$1,543,882	$1,557,033
Circulation	278,321	447,050	487,002
Job printing	25,092	59,089	48,207
Other	38,446	45,998	55,160

Total operating revenues	1,146,321	2,096,019	2,147,402

Operating costs and expenses:
Newsprint	204,424	304,177	310,850
Compensation costs	367,432	662,351	684,365
Stock-based compensation	(1,369)	1,518	—
Other operating costs	520,742	775,641	791,931
Infrequent items (note 12)	21,734	7,950	22,046
Depreciation	37,968	64,546	64,153
Amortization	35,760	58,088	61,255

Total operating costs and expenses	1,186,691	1,874,271	1,934,600

Operating income (loss)	(40,370)	221,748	212,802

Other income (expense):
Interest expense	(78,639)	(142,713)	(131,600)
Amortization of debt issue costs	(10,367)	(10,469)	(16,209)
Interest and dividend income	64,893	18,536	7,716
Foreign currency gains (losses), net	(1,259)	(16,048)	13,774
Other income (expense), net (note 13)	(295,878)	478,011	326,343

Total other income (expense)	(321,250)	327,317	200,024

Earnings (loss) before income taxes, minority interest and extraordinary items	(361,620)	549,065	412,826
Income taxes (recovery) (note 18)	(10,201)	374,898	155,203

Earnings (loss) before minority interest and extraordinary items	(351,419)	174,167	257,623
Minority interest	(13,913)	50,760	7,088

Earnings (loss) before extraordinary items	(337,506)	123,407	250,535
Extraordinary loss on debt extinguishments (note 4(f))	—	(6,332)	(5,183)

Net earnings (loss)	$(337,506)	$117,075	$245,352

Basic earnings (loss) per share before extraordinary items	$(3.42)	$1.16	$2.35

Diluted earnings (loss) per share before extraordinary items	$(3.42)	$1.11	$2.13

Basic earnings (loss) per share	$(3.42)	$1.10	$2.30

Diluted earnings (loss) per share	$(3.42)	$1.05	$2.09

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(in thousands)
Net earnings (loss)	$(337,506)	$117,075	$245,352

Other comprehensive income (loss):
Unrealized loss on marketable equity securities arising during the year, net of a related tax recovery of $18,730 and minority interest of $4,411 (2000 — net of a related tax recovery of $13,729 and minority interest of $2,522; 1999 — nil)	(80,586)	(47,008)	(2,572)
Reclassification adjustment for realized losses reclassified out of accumulated comprehensive income, net of a related tax recovery of $30,420 and minority interest of $6,122	123,720	—	—

	43,134	(47,008)	(2,572)
Foreign currency translation adjustments	(35,988)	(90,050)	43,879
Minimum pension liability adjustment, net of a related tax recovery of $7,573 (2000 — nil)	(14,878)	(2,094)	—

	(7,732)	(139,152)	41,307

Comprehensive income (loss)	$(345,238)	$(22,077)	$286,659

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999

				Accumulated
	Convertible	Common	Additional	other			Issued
	preferred	stock	paid-in	comprehensive	Retained	Treasury	shares
	stock	Class A & B	capital	income (loss)	earnings	stock	in escrow	Total

	(in thousands)
Balance at December 31, 1998	$6,377	$1,106	$610,440	$(65,799)	$301,133	$(16,744)	$(18,592)	$817,921
Stock option exercise	—	1	1,303	—	—	—	—	1,304
Share issue	—	—	92	—	—	—	—	92
Cash dividends — Class A and Class B, $0.55 per share	—	—	—	—	(55,360)	—	—	(55,360)
Dividends on redeemable preferred stock	—	—	—	—	(262)	—	—	(262)
Dividends on convertible preferred stock	—	—	—	—	(9,221)	—	—	(9,221)
Deemed dividend	—	—	—	—	(6,327)	—	—	(6,327)
Translation adjustments	—	—	(1,420)	43,879	—	—	—	42,459
Change in unrealized loss on securities, net	—	—	—	(2,572)	—	—	—	(2,572)
Net earnings	—	—	—	—	245,352	—	—	245,352
Interest on forward share purchase	—	—	(6,042)	—	—	—	—	(6,042)
Common shares repurchased	—	—	—	—	—	(123,497)	—	(123,497)
Escrow shares on total return equity swap	—	41	48,332	—	—	—	(49,995)	(1,622)
Escrow shares returned	—	—	—	—	—	(7,714)	7,714	—

Balance at December 31, 1999	6,377	1,148	652,705	(24,492)	475,315	(147,955)	(60,873)	902,225
Stock option exercise	—	5	5,492	—	—	—	—	5,497
Preferred stock conversion to Class A common stock	(6,377)	6	6,346	—	—	—	—	(25)
Stock-based compensation	—	—	1,518	—	—	—	—	1,518
Cash dividends — Class A and Class B, $0.55 per share	—	—	—	—	(52,284)	—	—	(52,284)
Dividends on redeemable preferred stock	—	—	—	—	(519)	—	—	(519)
Dividends on convertible preferred stock	—	—	—	—	(8,431)	—	—	(8,431)
Minimum pension liability adjustment	—	—	—	(2,094)	—	—	—	(2,094)
Translation adjustments	—	—	503	(90,050)	—	—	—	(89,547)
Change in unrealized loss on securities, net	—	—	—	(47,008)	—	—	—	(47,008)
Net earnings	—	—	—	—	117,075	—	—	117,075
Interest on forward share purchase	—	—	(6,323)	—	—	—	—	(6,323)
Gain on total return equity swap (note 11)	—	—	35,314	—	—	—	—	35,314
Escrow shares on total return equity swap	—	51	52,948	—	—	—	(51,200)	1,799
Escrow shares returned	—	—	—	—	—	(110,649)	110,649	—

Balance at December 31, 2000	—	1,210	748,503	(163,644)	531,156	(258,604)	(1,424)	857,197
Stock option exercise	—	6	6,857	—	—	—	—	6,863
Preferred stock conversion to Class A common stock	—	65	(7,410)	—	—	7,345	—	—
Class A common stock purchased for cancellation	—	(107)	(139,148)	—	—	—	—	(139,255)
Stock-based compensation	—	—	(1,369)	—	—	—	—	(1,369)
Cash dividends — Class A and Class B, $0.55 per share	—	—	—	—	(48,440)	—	—	(48,440)
Dividends on redeemable preferred stock	—	—	—	—	(442)	—	—	(442)
Dividends on convertible preferred stock	—	—	—	—	(4,275)	—	—	(4,275)
Minimum pension liability adjustment	—	—	—	(14,878)	—	—	—	(14,878)
In kind dividends (note 9)	—	—	7,800	—	(7,800)	—	—	—
Translation adjustments	—	—	713	(35,988)	—	—	—	(35,275)
Change in unrealized gain (loss) on securities, net	—	—	—	43,134	—	—	—	43,134
Net loss	—	—	—	—	(337,506)	—	—	(337,506)
Escrow shares on total return equity swap	—	49	57,203	—	—	—	(57,231)	21
Treasury shares cancelled	—	(105)	(118,258)	—	—	118,363	—	—

Balance at December 31, 2001	$—	$1,118	$554,891	$(171,376)	$132,693	$(132,896)	$(58,655)	$325,775

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(337,506)	$117,075	$245,352
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,728	122,634	125,408
Deferred income taxes	(48,822)	(27,907)	6,086
Amortization of debt issue costs	10,367	10,469	16,209
Minority interest	(13,913)	50,760	7,088
Equity in loss of affiliates, net of dividends received	15,098	20,340	1,734
Loss (gain) on sales of investments	147,214	(49,577)	—
Gain on sales of assets	(72)	(492,459)	(336,708)
Amortization of deferred gain	(1,348)	(1,417)	(1,616)
Write-down of investments	48,037	20,621	—
Total return equity swap	42,845	12,276	—
Non-cash interest income	(43,821)	—	—
Other	13,196	7,153	(1,541)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	7,755	(51,383)	(17,922)
Inventories	(4,516)	(9,679)	3,224
Prepaid expenses and other current assets	(16,424)	892	6,817
Accounts payable	11,081	10,279	(44,016)
Accrued expenses	8,234	(53,370)	48,259
Income taxes payable	(49,299)	368,328	55,716
Deferred revenue and other	(8,573)	4,737	(7,865)

Cash provided by (used in) operating activities	(146,739)	59,772	106,225

Cash flows from investing activities:
Purchase of property, plant and equipment	(44,451)	(74,024)	(125,283)
Proceeds from sale of property, plant and equipment	84	8,514	12,087
Purchase of subsidiaries’ stock and other investments	(45,194)	(79,600)	(441,689)
Acquisitions, net of cash acquired	—	(117,134)	(28,659)
Proceeds on disposal of investments and other assets	840,315	1,341,773	520,040
Other	5,982	1,293	3,950

Cash provided by (used in) investing activities	756,736	1,080,822	(59,554)

(continued)

	2001	2000	1999

	(in thousands)
Cash flows from financing activities:
Repayment of debt	(93,469)	(1,266,189)	(1,363,351)
Proceeds from bank debt	91,574	450,539	1,476,323
Payment of debt issue costs	(3,013)	(2,474)	(37,964)
Change in borrowings with affiliates	(9,489)	(41,146)	12,334
Net proceeds from issuance of equity	6,863	5,497	1,396
Issuance of common shares by a subsidiary	4	—	154,463
Repurchase of common shares	(139,255)	—	(123,497)
Redemption of preference shares	(3,800)	—	(19,362)
Redemption of Special shares	—	(58,164)	—
Dividends paid	(53,157)	(61,234)	(64,843)
Deemed dividend	—	—	(6,327)
Dividends and distributions paid by subsidiaries to minority stockholders	(53,673)	(63,083)	(112,539)
Other	(1,301)	(3,977)	(7,664)

Cash used in financing activities	(258,716)	(1,040,231)	(91,031)

Effect of exchange rate changes on cash and cash equivalents	(9,438)	(2,595)	26,475

Net increase (decrease) in cash and cash equivalents	341,843	97,768	(17,885)
Cash and cash equivalents at beginning of year	137,671	39,903	57,788

Cash and cash equivalents at end of year	$479,514	$137,671	$39,903

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

(1) Acquisitions and Dispositions

      (a) In January 2001, Hollinger L.P. completed the sale of UniMédia Company to Gesca Limited, a subsidiary of Power Corporation of Canada. The publications sold represented the French language newspapers of Hollinger L.P. including three paid circulation dailies and 15 weeklies published in Quebec and Ontario. A pre-tax gain of approximately $47,500,000 was recognized on this sale.

      (b) In two separate transactions in July and November 2001, the Company and Hollinger L.P. completed the sale of most of its remaining Canadian newspapers to Osprey Media Group Inc. (“Osprey”) for total sale proceeds of approximately Cdn. $255,000,000 ($166,000,000) plus closing adjustments primarily for working capital. Included in these sales were community newspapers in Ontario such as The Kingston Whig-Standard, The Sault Star, the Peterborough Examiner, the Chatham Daily News and The Observer (Sarnia). Pre-tax gains of approximately $800,000 were recognized on these sales. The former Chief Executive Officer of Hollinger L.P. is a minority shareholder of Osprey. The Company’s independent directors have approved the terms of these transactions.

      In connection with the two sales of Canadian newspaper properties to Osprey in 2001, to satisfy a closing condition, the Company, Hollinger Inc., Lord Black of Crossharbour PC(C), OC, KCSG and three senior executives entered into non-competition agreements with Osprey pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to Osprey for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn. $7,900,000 ($5,100,000). Such consideration was paid to Lord Black and the three senior executives and has been approved by the Company’s independent directors.

      (c) In August 2001, the Company entered into an agreement to sell to CanWest Global Communications Corp. (“CanWest”) its 50% interest in the National Post. In accordance with the agreement, the Company’s representatives resigned from their executive positions at the National Post effective September 1, 2001. Accordingly, from September 1, 2001, the Company had no influence over the operations of the National Post and the Company no longer consolidates or records on an equity basis its share of earnings or losses. The results of operations of the National Post are included in the consolidated results to August 31, 2001. A pre-tax loss of approximately $78,200,000 was recognized on the sale and is recorded in other income (expense), net.

      (d) On November 16, 2000, the Company and its affiliates, Southam and Hollinger L.P. (“Hollinger Group”) completed the sale of most of its Canadian newspapers and related assets to CanWest. Included in the sale were the following assets of the Hollinger Group:

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

      The sale resulted in the Hollinger Group receiving approximately Cdn. $1.7 billion ($1.1 billion) cash, approximately Cdn. $425,000,000 ($277,000,000) in voting and non-voting shares of CanWest at fair value (representing an approximate 15.6% equity interest and 5.7% voting interest) and subordinated non-convertible debentures of a holding company in the CanWest group at fair value of approximately Cdn. $697,000,000 ($456,000,000). The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which in total was estimated as an additional $40,700,000 at December 31, 2000. The sale resulted in a pre-tax gain of approximately $378,500,000 in 2000.

      In 2001, certain of the closing adjustments were finalized, resulting in an additional pre-tax gain in 2001 of approximately $18,300,000. At December 31, 2001, approximately $36,000,000 in respect of closing adjustments remained due to the Company. Certain closing adjustments have not yet been finalized. Management expects such adjustments to be finalized in 2002.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the sale to CanWest, Ravelston, a holding company controlled by Lord Black through which most of his interest in the Company is ultimately controlled, entered into a management services agreement with CanWest and National Post pursuant to which it agreed to continue to provide management services to the Canadian businesses sold to CanWest in consideration for an annual fee of Cdn. $6,000,000 ($4,000,000) payable by CanWest. In addition, CanWest will be obligated to pay Ravelston a termination fee of Cdn. $45,000,000, in the event that CanWest chooses to terminate the management services agreement or Cdn. $22,500,000, in the event that Ravelston chooses to terminate the agreement (which cannot occur before December 31, 2002). Also, as required by CanWest as a condition to the transaction, the Company, Ravelston, Hollinger Inc., Lord Black and three senior executives entered into non-competition agreements with CanWest pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to CanWest for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn. $80,000,000 ($53,000,000) paid by CanWest in addition to the purchase price referred to above, of which Cdn. $38,000,000 ($25,200,000) was paid to Ravelston and Cdn. $42,000,000 ($27,800,000) was paid to Lord Black and the three senior executives. The Company’s independent directors have approved the terms of these payments.

      (e) On November 1, 2000, Southam converted the convertible promissory note in Hollinger L.P. in the principal amount of Cdn. $225,800,000 ($147,900,000) into 22,575,324 limited partnership units of Hollinger L.P., thereby increasing its interest in Hollinger L.P. to 87.0%.

      (f) During 2000, the Company sold most of its remaining U.S. community newspaper properties, including 11 paid dailies, three paid non-dailies and 31 free distribution publications for total proceeds of approximately $215,000,000. Pre-tax gains totaling $91,200,000 were recognized on these sales in 2000.

      In connection with the sales of United States newspaper properties in 2000, to satisfy a closing condition, the Company, Lord Black and three senior executives entered into non-competition agreements with the purchasers pursuant to which each agreed not to compete directly or indirectly in the United States with the United States businesses sold to the purchasers for a fixed period, subject to certain limited exceptions, for aggregate consideration paid in 2001 of $600,000. These amounts were in addition to the aggregate consideration paid in respect of these non-competition agreements in 2000 of $15,000,000. Such amounts were paid to Lord Black and the three senior executives. The Company’s independent directors have approved the terms of these payments.

      (g) Included in the disposition described in note 1(f), during 2000 the Company sold four U.S. community newspapers for an aggregate consideration of $38,000,000 to Bradford Publishing Company, a company formed by a former U.S. Community Group executive and in which some of the Company’s directors are shareholders. The terms of this transaction were approved by the independent directors of the Company.

      (h) In December 2000, the Company acquired four paid daily newspapers, one paid non-daily and 12 free distribution publications in the Chicago suburbs for total purchase consideration of $111,000,000. The excess purchase price of $84,700,000 over the estimated fair value of tangible assets acquired was ascribed to intangible assets.

      (i) On February 17, 2000, Interactive Investor International, in which the Company owned 51.7 million shares or a 47% equity interest, had its initial public offering (“IPO”) issuing 52 million shares and raising £78,000,000 ($125,800,000). The IPO reduced the Company’s equity ownership to 33% and resulted in a dilution gain of $17,000,000 for accounting purposes. Subsequently, the Company sold five million shares of its holding, reducing its equity interest to 28.5% and resulting in a pre-tax gain in 2000 of $1,600,000. The balance of the investment was sold in 2001 resulting in an additional pre-tax gain in 2001 of $14,200,000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (j) In April 1999, the Company formed Hollinger L.P. Hollinger L.P. acquired 48 daily newspapers, 180 non-daily newspapers and shopping guides and 106 magazines and specialty publications located across Canada from Southam, UniMédia Inc. and Sterling Newspapers Company in exchange for promissory notes due April 29, 2020 of $309,500,000 (Cdn. $451,200,000) and 135,945,972 units in Hollinger L.P. The transfer of properties to Hollinger L.P. was accounted for at historical carrying values and no gain was recognized on the transfer. A Cdn. $200,000,000 ($137,200,000) private placement was completed April 30, 1999 and private placement investors subsequently received 20,000,000 partnership units of Hollinger L.P. During July 1999, Hollinger L.P. completed its initial public offering issuing 4,000,000 units at Cdn. $10 per unit for total proceeds of Cdn. $40,000,000 ($27,000,000). All partnership units, including the 20,000,000 units issued through the April 30, 1999 private placement, are listed on The Toronto Stock Exchange. As a result of these investments by others in Hollinger L.P., the Company recognized in 1999 dilution gains of $77,300,000 recorded in other income (expense), net (note 13).

      (k) In January 1999, Hollinger Canada Publishing Holdings Inc. (“HCPH”) acquired 19,845,118 outstanding Southam common shares which had been tendered pursuant to HCPH’s offer to all Southam shareholders to acquire the shares for Cdn. $25.25 cash per share after payment by Southam of a special dividend of Cdn. $7.00 per share. The aggregate consideration paid was $327,500,000 and this purchase of shares brought HCPH’s ownership interest in Southam to approximately 97%. The remaining Southam common shares were purchased by HCPH in February 1999 pursuant to applicable Canadian law for an aggregate consideration of $36,500,000. Of the aggregate purchase price of these 1999 acquisitions, $329,700,000 was ascribed to intangible assets.

      (l) In February 1999, the Company completed the sale of 45 U.S. community newspapers for proceeds of approximately $460,000,000 of which approximately $441,000,000 was cash. The proceeds from the sale were used to pay down outstanding debt of the Bank Credit Facility. The pre-tax gain of approximately $249,200,000 resulting from this transaction was recorded in other income (expense), net.

      (m) During 1999, the Company sold to Horizon Publications Inc. 33 U.S. community newspapers for $43,700,000 resulting in a pre-tax gain of approximately $20,700,000. During 2001, the Company transferred two publications to Horizon Publications Inc. in exchange for net working capital. Horizon Publications Inc. is managed by former Community Group executives and controlled by certain members of the Board of Directors of the Company. The terms of these transactions were approved by the independent directors of the Company.

      (n) Throughout 1999, the Company acquired five community newspapers in the U.S. for total consideration of $24,500,000. The excess purchase price of $16,900,000 over the estimated fair value of tangible assets acquired was ascribed to intangible assets.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Investments

	2001	2000

	(in thousands)
Available-for-sale securities, at fair value
CanWest shares (a)	$—	$219,314
Internet related equity securities	2,217	12,215
CanWest debentures (b)	39,139	475,720

	41,356	707,249

Other non-marketable investments, at cost
Internet related companies	49,055	64,866
Notes receivable from joint ventures	8,508	11,533
Advances under printing contracts with joint ventures	43,528	48,189
Other	23,673	24,154

	124,764	148,742

Equity accounted companies, at equity
Printing joint ventures	25,860	28,067
Internet related companies	5,406	14,198
Other	3,520	822

	34,786	43,087

	$200,906	$899,078

	2001	2000

	(in thousands)
Gross unrealized holding losses on available-for-sale securities
CanWest shares	$—	$(64,150)
CanWest debentures	(6,236)	—
Internet related equity securities	(3,060)	(1,681)

	$(9,296)	$(65,831)

      (a) CanWest shares at December 31, 2000 consisted of 2,700,000 multiple voting preferred shares and 27,000,000 non-voting shares each of CanWest. The non-voting shares were publicly-traded and the multiple voting shares were not publicly-traded but convertible into non-voting shares at the rate of 0.15 non-voting share for each voting preferred share or a total additional 405,000 non-voting shares. The non-voting shares and voting preferred shares represented an approximate 15.6% equity interest and 5.7% voting interest in CanWest. On November 28, 2001, the Company sold the 2,700,000 multiple voting preferred shares and 27,000,000 non-voting shares in CanWest for total cash proceeds of approximately Cdn. $271,300,000 ($172,400,000). The sale resulted in a realized pre-tax loss of $99,200,000 which is included in other income (expense), net.

      (b) The CanWest debentures at December 31, 2000 had a principal amount of Cdn. $767,000,000 ($493,000,000) and represented part of the proceeds for the sale of properties to CanWest of Cdn. $750,000,000 ($482,000,000) and interest accrued from August 31, 2000 to November 16, 2000 of Cdn. $17,000,000 ($11,000,000). Interest is calculated, compounded and payable semi-annually in arrears at a rate of 12.125% per annum. At any time prior to November 5, 2005 CanWest may elect to pay interest on the debentures by way of non-voting shares of CanWest, debentures in substantially the same form as CanWest debentures, or cash. Subsequent to November 5, 2005 interest shall be paid in cash. The debentures are due November 15, 2010.

      During 2001, the Company received additional CanWest debentures in the amount of Cdn $67,100,000 ($43,800,000) in payment of the interest due on existing debentures. These debentures have been recorded at their fair value.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of its agreement with CanWest, the Company is prohibited from selling the CanWest debentures prior to May 15, 2003. In order to monetize this investment, in August and December 2001, the Company sold participation interests in Cdn. $540,000,000 ($350,000,000) and Cdn. $216,800,000 ($140,500,000) principal amounts of CanWest debentures to a special purpose trust (“Participation Trust”). Units of the Participation Trust were sold by the Participation Trust to arm’s length third parties. These transactions resulted in net proceeds to the Company of $401,200,000 and have been accounted for as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The net loss on these transactions, including realized holding losses on the underlying debentures, amounted to $62,100,000 and has been included in other income (expense), net.

      The Company has not retained an interest in the Participation Trust nor does it have any ongoing involvement in the Participation Trust. The Participation Trust and its investors have no recourse to the Company’s other assets in the event that CanWest defaults on its debentures. Under the terms of the Participation Trust, the interest payments received by the Company in respect of the underlying CanWest debentures will be paid to the Participation Trust. However, after May 15, 2003, the Company may be required to deliver to the Participation Trust CanWest debentures with a face value equivalent to $490,500,000. Given that the CanWest debentures are denominated in Canadian dollars, the Company has entered into a forward foreign exchange contract to mitigate part of its currency exposure. The foreign currency contract requires the Company to sell Cdn. $666,600,000 on May 15, 2003 at a forward rate of 0.6423. The mark to market gain on the forward contract and the foreign exchange loss on the residual obligation have resulted in a net foreign currency loss at December 31, 2001 of $400,000. This amount has been charged to earnings and the net liability is included in other liabilities.

      In addition, in accordance with the terms of the participation agreement, the Company cannot transfer to an unaffiliated third party, until at least November 4, 2005, the equivalent of $50,000,000 (Cdn. $79,600,000 at December 31, 2001) principal amount of CanWest debentures.

(3) Property, Plant and Equipment

	2001	2000

	(in thousands)
Land	$29,165	$34,861
Building and leasehold interests	143,076	161,800
Machinery and equipment	319,676	368,752
Construction in progress	8,204	22,030

	500,121	587,443
Less accumulated depreciation and amortization	190,849	226,847

	$309,272	$360,596

      Depreciation and amortization of property, plant and equipment totaled $37,968,000, $64,546,000 and $64,153,000 in 2001, 2000 and 1999, respectively. The Company capitalized interest in 2001, 2000 and 1999 amounting to $81,000, $3,103,000 and $5,739,000, respectively, related to the construction and equipping of production facilities for its newspaper in Chicago.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Long-Term Debt

	2001	2000

	(in thousands)
Hollinger International Publishing Inc. (“Publishing”):
Senior Notes due 2005	$260,000	$260,000
Senior Subordinated Notes due 2006	250,000	250,000
Senior Subordinated Notes due 2007	290,000	290,000
United States Newspaper Group:
Amounts due under non-interest bearing non-competition agreements due 2002-2007	3,124	4,584
Other due 2002-2009 (at varying interest rates up to 9%)	2,024	3,139
Telegraph Group Ltd. (“Telegraph”):
Obligations under capital leases (note 5)	4,667	2,663
Other:
Other debt	2,845	1,328
Other capital leases	—	534

	812,660	812,248
Less current portion included in current liabilities	3,008	4,753

	$809,652	$807,495

      (a) The following table summarizes the terms of the Publishing notes:

					Early	Early
	Interest				Redemption	Redemption
Principal	Rate	Issue Date	Status	Maturity	Date	Price

$260,000,000	8.625%	March 18, 1997	Senior	March 15, 2005	None	—

$250,000,000	9.25%	February 1, 1996	Senior Subordinated	February 1, 2006	February 1, 2001	2001 - 104.625%
					or after	2002 - 103.085%
2003 - 101.545%
Thereafter - 100%

$290,000,000	9. 25%	March 18, 1997	Senior Subordinated	March 15, 2007	March 15, 2002	2002 - 104.625%
					or after	2003 - 103.083%
2004 - 101.541%
Thereafter - 100%

      Interest on these notes is payable semi-annually and the notes are guaranteed by the Company.

      The Indentures relating to the Senior Notes and Senior Subordinated Notes contain similar financial covenants and negative covenants that limit Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with related companies, and sell assets including stock of a restricted subsidiary. The Indentures provide that upon a Change of Control (as defined in the Indentures), each noteholder has the right to require Publishing to purchase all or any portion of such noteholder’s notes at a cash purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.

      As at December 31, 2001, the Company does not meet a financial test set out in the Trust indentures for Publishing’s Senior and Senior Subordinated Notes. As a result, Publishing and its subsidiaries are unable to incur additional indebtedness, make restricted investments, make advances, pay dividends or make other distributions on their capital stock.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (b) In June 2000, Publishing, HCPH, Telegraph, Southam, HIF Corp., a wholly owned subsidiary of Publishing, and a group of financial institutions increased the term loan component of the Fourth Amended and Restated Credit Facility (“Restated Credit Facility”) by $100,000,000 to $975,000,000. On November 16, 2000, using the proceeds from the CanWest transaction (note 1(d)) $972,000,000 of borrowings were repaid and the Restated Credit Facility was reduced to $5,000,000. The Restated Credit Facility is secured by the collateralization of $5,000,000 of the Company’s positive cash which is included in prepaids and other current assets at December 31, 2001. At December 31, 2001 and 2000 no amounts were owing under the Restated Credit Facility. As noted in (a) above, no amounts could be borrowed under this facility.

      In 2001, the Company entered into a new short-term credit facility in the amount of $120,000,000. Amounts borrowed under this facility were repaid during 2001.

      (c) A subsidiary company had converted a portion of its variable rate interest exposure to fixed rate by entering into a 10 year Cdn. $25,000,000 fixed rate interest swap at 8.7%, maturing May 2004. During 2000, Cdn. $12,500,000 of this fixed rate interest swap was repaid. Interest is paid at the fixed rate and received based on the three-month banker’s acceptance rate, which is reset quarterly, on the notional principal.

      (d) Principal amounts payable on long-term debt, excluding obligations under capital leases, are: 2002 — $1,481,000, 2003 — $1,855,000, 2004 — $1,197,000, 2005 — $261,016,000 and 2006 — $250,896,000.

      (e) Interest paid for 2001, 2000 and 1999 was $84,223,000, $145,902,000, and $132,534,000, respectively.

      (f) Extraordinary losses arising on debt extinguishments are net of a related tax recovery of $4,222,000 in 2000 and $3,455,000 in 1999.

(5) Leases

      The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $12,067,000, $16,465,000 and $14,936,000 in 2001, 2000 and 1999, respectively.

      Minimum lease commitments together with the present value of obligations at December 31, 2001 are as follows:

	Capital	Operating
	leases	leases

	(in thousands)
2002	$1,595	$12,313
2003	1,595	11,122
2004	1,595	10,505
2005	—	10,263
2006	—	10,178
Later years	—	94,193

	4,785	$148,574

Less imputed interest and executory costs	118

Present value of net minimum payments	4,667
Less current portion included in current liabilities	1,527

Long-term obligations	$3,140

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Minority Interest

	2001	2000

	(in thousands)
Common shares of subsidiary	$1,866	$24,714
Partnership units	13,111	63,514
Other	1,000	1,000

	$15,977	$89,228

      In July 1997, HCPH issued 6,552,425 Cdn. $10 Non-Voting Special shares for a total issue price of Cdn. $65,524,000 ($47,564,000). These shares were exchangeable, at the option of the holder, at any time before June 26, 2000 into newly issued Class A Common Stock of the Company and were previously disclosed as minority interest. On June 12, 2000, the Company exercised its option to pay cash on the mandatory exchange of HCPH Special shares. Pursuant to the terms of the indenture governing the Special shares, each Special share was exchanged for $8.88 cash resulting in a payment to Special shareholders of $58,200,000. This payment was $10,900,000 in excess of the recorded book amount and this excess amount is presented as minority interest in the consolidated statement of operations in 2000.

      In September 1997, an additional 4,146,107 Special shares of HCPH were issued for a total issue price of Cdn. $41,500,000 ($29,000,000) in exchange for 4,146,107 Special shares in a subsidiary of Hollinger Inc. These shares have the same terms and conditions as the Special shares described in the previous paragraph. The Company’s obligation to issue Class A Common Stock was, however, offset by an obligation of Hollinger Inc., through a subsidiary, to deliver those shares of the Company’s Class A Common Stock from its holdings. These Special shares were exchanged for cash by Hollinger Inc. in 2000.

(7) Redeemable Preferred Stock

      Shares of Series E Preferred Stock, all of which are owned by Hollinger Inc., are redeemable at the option of either the holder or the Company at a price of Cdn. $146.63 ($92.08 based on December 31, 2001 exchange rates) plus accrued dividends. The holder of these shares may, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series E Preferred Stock is non-voting and is entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share is equal to the product of (a) the redemption price of Cdn. $146.63 divided by the Canadian dollar equivalent of the conversion price and (b) the per share amount of the regularly scheduled dividend on Class A Common Stock. On September 27, 2001, the Company redeemed 40,920 shares of Series E Preferred Stock at the redemption price of Cdn. $146.63 per share for a total cash payment of $3,800,000. At December 31, 2001, 93,206 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day were exchangeable into 613,000 shares of Class A Common Stock of the Company. In 2001, the dividend on the Series E Preferred Stock amounted to $3.68 per share. At December 31, 2000, 134,126 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day were exchangeable into 937,000 shares of Class A Common Stock of the Company.

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

     Series B

      These shares underlie an issue of Preferred Redeemable Increased Dividend Equity Securities (“PRIDES”). The PRIDES are depository shares and each one, in effect, represents one-half of a share of Series B Preferred Stock. Each of the PRIDES has a stated value of $9.75 and is entitled to cumulative dividends at a rate of 9.75% per annum payable quarterly. In January 2000, 706,469 PRIDES were converted to 596,189 shares of Class A Common Stock. At December 31, 2000, all issued Series B Preferred Stock had been converted to Class A Common Stock.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Series C

      Pursuant to a January 1997 transaction wherein the Company acquired Canadian publishing assets from Hollinger Inc., the Company issued 829,409 shares of Series C Preferred Stock. These shares are similar to the PRIDES described above. The stated value of each share is $108.51 and cumulative dividends are payable quarterly at 9.5% per annum of this amount. On June 1, 2001, the Company converted all the Series C Preferred Stock at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 5, 2001, the Company purchased for cancellation, from Hollinger Inc., the 7,052,464 shares of Class A Common Stock for a total cost of $92,200,000.

     Class A and Class B Common Stock

      Class A Common Stock and Class B Common Stock have identical rights with respect to cash dividends and in any sale or liquidation, but different voting rights. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 10 votes per share on all matters, including the election of directors, where the two classes vote together as a single class. Class B Common Stock is convertible at any time at the option of Hollinger Inc. into Class A Common Stock on a share-for-share basis and is transferable by Hollinger Inc. under certain conditions.

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

      The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its plans. On March 31, 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”), which provided guidance on several implementation issues related to APB Opinion No. 25. The most relevant to the Company was the clarification of the accounting for stock options that have been repriced and the measurement of options granted to employees of Ravelston, the parent company of Hollinger Inc. The Company adopted FIN 44 effective July 1, 2000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44 these repriced options effectively change to a variable stock option award and are subject to compensation expense. Accordingly, the stock based compensation determined for this repriced series for 2001 amounted to income of $1,369,000 and for the period July 1 to December 31, 2000 amounted to an expense of $1,518,000.

      Under FIN 44, stock options granted to employees of the parent company must be measured at fair value and recorded as a dividend “in kind.” On April 2, 2001, the Company granted 1,402,500 stock options to employees of Ravelston with an exercise price of $14.37 per share. The aggregate fair value of these options was $7,800,000 and this has been recorded as a dividend. There were no such options granted in 2000 subsequent to July 1, being the effective date of FIN 44.

      For all other series of stock options, no compensation cost has been recognized. Had the Company determined compensation costs based on the fair value at the grant date of its stock options under Statement of Financial Accounting Standards No. 123 (“FAS 123”) “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	2001	2000	1999

	(in thousands except per share amounts)
Net earnings (loss) as reported	$(337,506)	$117,075	$245,352
Pro forma net earnings (loss)	(342,773)	110,732	242,704
Basic earnings (loss) per share as reported	(3.42)	1.10	2.30
Diluted earnings (loss) per share as reported	(3.42)	1.05	2.09
Pro forma basic earnings (loss) per share	(3.47)	1.03	2.27
Pro forma diluted earnings (loss) per share	(3.47)	0.99	2.07

      Pro forma net earnings reflect only options granted in 1998 through 2001. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options’ vesting period of four years and the compensation cost for options granted prior to January 1, 1998 is not considered.

      Calculating the compensation cost consistent with FAS 123, the fair value of each stock option granted during 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: dividend yield of 4.6%, 3.4% and 4.5%; expected volatility of 55.2%, 43.3% and 32.7%; risk-free interest rates of 5.0%, 5.1% and 6.4%; expected lives of 10 years. Weighted average fair value of options granted by the Company during 2001, 2000 and 1999 was $5.67, $4.12 and $3.81, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity with respect to the Company’s stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 1998	3,147,625	$12.74
Options granted	3,475,000	12.27
Options exercised	(116,000)	11.24
Options canceled	(1,357,125)	14.93

Options outstanding at December 31, 1999	5,149,500	11.88
Options granted	2,559,250	10.57
Options exercised	(471,063)	11.67
Options canceled	(536,374)	12.11

Options outstanding at December 31, 2000	6,701,313	11.38
Options granted	2,418,000	14.40
Options exercised	(624,162)	11.01
Options canceled	(82,750)	12.33

Options outstanding at December 31, 2001	8,412,401	$12.26

Options exercisable at December 31, 1999	1,190,625	$11.36
Options exercisable at December 31, 2000	1,989,548	$11.51
Options exercisable at December 31, 2001	3,032,682	$11.48

(10) Earnings (Loss) per Share

      The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net loss	$(337,506)
Deduct dividends
Convertible preferred stock	(4,275)
Series E Preferred Stock	(442)

Basic EPS
Net loss available to common stockholders	(342,223)	100,128	$(3.42)
Effect of dilutive securities
None	—	—

Diluted EPS
Net loss available to common stockholders	$(342,223)	100,128	$(3.42)

      The effect of options, convertible preferred stock and Series E preferred stock are excluded as they are anti-dilutive as a result of the net loss.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net earnings	$117,075
Deduct dividends
Convertible preferred stock	(8,431)
Series E Preferred Stock	(519)

Basic EPS
Net earnings available to common stockholders	108,125	98,672	$1.10
Effect of dilutive securities
Convertible preferred stock	8,431	8,182
Series E preferred stock	519	936
HCPH Special shares	—	2,469
Stock options	—	1,251

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$117,075	111,510	$1.05

	Year Ended December 31, 1999

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net earnings	$245,352
Deduct dividends
Convertible preferred stock	(9,221)
Series E Preferred Stock	(262)

Basic EPS
Net earnings available to common stockholders	235,869	102,553	$2.30
Effect of dilutive securities
Convertible preferred stock	9,221	8,778
Series E Preferred Stock	262	973
HCPH Special shares	—	4,930
Stock options	—	376

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$245,352	117,610	$2.09

      Loss per share related to extraordinary items was as follows:

	2001	2000	1999

Basic	$—	$(0.06)	$(0.05)
Diluted	$—	$(0.06)	$(0.04)

(11) Total Return Equity Swap

      At December 31, 2000, the Company had arrangements with four banks pursuant to which the banks had purchased 14,109,905 shares of the Company’s Class A Common Stock at an average price of $14.17. The Company had the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. These arrangements were extended until June 30, 2001. In the event the banks resold the shares any gain or loss realized by the banks would be for the Company’s account. Until the Company purchases the shares or the banks resell the shares, dividends paid on shares belong to the Company and the Company pays interest to the banks, based on their purchase price, at the rate of LIBOR plus a spread.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 16, 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-19 which clarified the accounting for derivative financial instruments indexed to, and potentially settled in a company’s own stock, that require a cash payment by the issuer upon the occurrence of future events outside the control of the issuer. The EITF applies to new contracts entered into after September 30, 2000. Consequently the extension of the contracts on October 1, 2000 is accounted for under EITF Issue No. 00-19. Accordingly, effective October 1, 2000, the above contracts have been accounted for using the asset and liability method. As a result, the derivative forward contracts have been marked to market after October 1, 2000. The $35,314,000 gain inherent in the old contracts at October 1, 2000, based on the September 30, 2000 market value of Class A Common Stock of $16.75, net of previously deferred costs associated with the old contracts, has been recorded as an adjustment to additional paid in capital. The loss resulting from marking the contracts to market during the period October 1 to December 31, 2000, together with the interest paid to the banks, totaled $16,334,000, and was reported in earnings as other income (expense), net.

      In August 2001, the Company purchased for cancellation from one of the banks 3,602,305 shares of Class A Common Stock for $50,000,000 or $13.88 per share. The market value of these shares on the date of purchase was $47,000,000 or $13.05 per share.

      In November 2001, one of the banks sold in the open market 3,556,513 shares of Class A Common Stock for $34,200,000 or an average price of $9.62 per share. This resulted in a loss to the bank of $15,800,000 which, in accordance with the arrangement, was paid in cash by the Company.

      The losses resulting from marking these arrangements to market during the year ended December 31, 2001, together with the interest paid to the banks, totaled $73,863,000, and was reported in earnings as other income (expense), net. Dividends, in respect of the shares purchased by the banks, after September 30, 2000, have not been included in cash dividends as a deduction from retained earnings.

      At December 31, 2001, the Company had two arrangements remaining with banks each of which had been extended from July 1, 2001. One arrangement in respect of 3,348,782 shares at an average price of $14.93 was extended until June 30, 2003 on the same terms and conditions that applied previously. The other arrangement in respect of 3,602,305 shares at an average price of $13.88, was extended until December 31, 2001. The Company retained the option to buy the shares from the bank at the original cost or have the bank resell the shares in the open market. In addition, the bank had the option if the market price of the shares dropped by 20% or more, to sell the shares on the open market and reduce the notional amount of the swap. Under the terms of the agreement as at December 31, 2001, 3,602,305 shares and $7,500,000 of cash have been deposited with the escrow agent. The $7,500,000 of restricted cash is included in prepaid expenses and other current assets at December 31, 2001.

      If the Company’s stock price falls below the average purchase price of these shares, the Company is required to deposit cash or shares into an escrow account as additional security. During 2001, 2000 and 1999, the Company issued 4,882,590, 5,160,577 and 4,063,359 shares of Class A Common Stock as additional security, of which 5,011,628 shares were required to be deposited in the escrow account at December 31, 2001. The balance of shares issued as additional security have been returned to the Company and are included in treasury until cancelled. The shares held in escrow are shown as a deduction from stockholder’s equity. Until September 30, 2000, when the original contacts expired, the total interest paid to the banks, net of dividends paid on the shares, was shown as a reduction to additional paid in capital.

(12) Infrequent Items

	2001	2000	1999

	(in thousands)
Pension and post-retirement plan liability adjustment	$12,429	$—	$11,943
New Chicago plant pre-operating costs	4,679	6,774	4,398
Other	4,626	1,176	5,705

	$21,734	$7,950	$22,046

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Other Income (Expense), net

	2001	2000	1999

	(in thousands)
Net gains (losses) on sales of publishing interests (note 1)	$(1,236)	$493,156	$270,017
Net gains (losses) on sales of assets	(145,906)	32,569	3,561
Gain related to dilution of Hollinger L.P. interest (note 1)	—	—	77,297
Gain related to dilution of investment in equity accounted company (note 1)	—	17,008	—
Write-down of investments	(48,037)	(20,621)	—
Equity in loss of affiliates	(15,098)	(20,340)	(2,106)
Total Return Equity Swap (note 11)	(73,863)	(16,334)	—
Other	(11,738)	(7,427)	(22,426)

	$(295,878)	$478,011	$326,343

(14) Segment Information

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group and Community Group are located in the United States. The Community Group includes the results of the Jerusalem Post and the last remaining United States community newspaper property which was sold in August 2001. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPC Co.”), Hollinger L.P. and, until August 31, 2001, National Post. On September 1, 2001, the Company sold its 50% interest in National Post. During 2001 HCPH Co. (formerly HCPH) became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc. (“Southam”)).

      Effective January 1, 2001, corporate overhead costs, which had previously been allocated, are disclosed separately in the Investment and Corporate Group. Segment information for the years ended December 31, 2000 and 1999 has been restated to conform to the 2001 disclosure. The following is a summary of the segments of the Company:

	Year Ended December 31, 2001

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$442,884	19,115	486,374	197,948	—	$1,146,321

Depreciation and amortization	$37,888	2,141	19,834	11,828	2,037	$73,728

Infrequent items	$4,797	870	3,063	13,004	—	$21,734

Operating income (loss)	$4,962	(4,487)	27,850	(50,341)	(18,354)	$(40,370)

Equity in loss of affiliates	$(3,381)	—	(11,415)	(302)	—	$(15,098)

Total assets	$593,762	49,347	550,751	384,171	403,720	$1,981,751

Capital expenditures	$12,080	299	17,065	2,844	12,163	$44,451

	Year Ended December 31, 2000

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$401,417	67,336	562,068	1,065,198	—	$2,096,019

Depreciation and amortization	$23,739	6,191	17,117	73,776	1,811	$122,634

Infrequent items	$6,803	—	—	1,147	—	$7,950

Operating income (loss)	$29,215	3,456	89,542	115,619	(16,084)	$221,748

Equity in earnings (loss) of affiliates	$(703)	—	(20,197)	560	—	$(20,340)

Total assets	$613,686	61,165	542,030	551,583	968,750	$2,737,214

Capital expenditures	$25,709	3,333	14,543	28,816	1,623	$74,024

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 1999

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$390,473	96,674	550,474	1,109,781	—	$2,147,402

Depreciation and amortization	$19,650	9,016	18,518	76,535	1,689	$125,408

Infrequent items	$5,512	301	7,891	8,342	—	$22,046

Operating income	$42,328	9,893	65,635	109,416	(14,470)	$212,802

Equity in earnings (loss) of affiliates	$(482)	—	(2,140)	516	—	$(2,106)

Total assets	$457,613	162,887	580,078	2,126,759	175,687	$3,503,024

Capital expenditures	$40,941	4,925	5,555	72,425	1,437	$125,283

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

      At December 31, 2001 and 2000, the comparison of the carrying value and the estimated fair value of the Company’s financial instruments was as follows:

	2001		2000

	Carrying		Carrying
	value	Fair value	value	Fair value

	(in thousands)
Long-term debt	$807,993	$796,639	$809,051	$795,546
Interest rate swaps — liability	(984)	(984)	(1,251)	(1,251)
Forward share purchase contracts — asset (liability)	(18,672)	(18,672)	24,079	24,079
Foreign currency obligation — liability	(15,976)	(15,976)	—	—
Forward foreign exchange contract — asset	15,542	15,542	—	—

      The fair value of the interest rate swaps, forward share purchase contracts and forward foreign exchange contracts is the estimated amount that the Company would pay or receive to terminate the agreements. Interest rate swaps were considered a hedge until the hedged debt was repaid in 2000. Subsequent to the debt repayment the estimated cost to terminate the swap has been included in income. Effective October 1, 2000, the forward share purchase contracts are recorded at their fair values as described in note 11. The foreign currency obligation and forward foreign exchange contract are in connection with the sale of participations in the CanWest debentures which is described in note 2(b). It is not practical to determine the fair value of redeemable preferred stock held by related parties. The carrying values of all other financial instruments at December 31, 2001 and 2000 approximate their estimated fair values.

(16) Commitments and Contingencies

      (a) The Telegraph has guaranteed the printing joint venture partners’ share of leasing obligations to third parties, which amounted to $1,200,000 (£825,000) at December 31, 2001. These obligations are also guaranteed jointly and severally by each joint venture partner.

      (b) In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2001, letters of credit in the amount of $602,000 were outstanding.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (c) A number of libel and legal actions against the Company are outstanding. The Company believes there are valid defenses to these proceedings or sufficient insurance to protect it from material loss.

(17) Related-party Transactions

      (a) Net amounts due from related companies at December 31, 2001 totalled $32,228,000 and included a $36,800,000 loan to a subsidiary of Hollinger Inc., net of amounts payable in respect of management and administrative expenses billed by Hollinger Inc. and corporate affiliates of Hollinger Inc. Hollinger Inc. and its affiliates billed the Company for allocable expense amounting to $34,329,000, $40,979,000 and $38,239,000 for 2001, 2000 and 1999, respectively (principally including management fees that were approved by the audit committee). On July 11, 2000, the Company loaned $36,800,000 to a subsidiary of Hollinger Inc. in connection with the cash purchase by Hollinger Inc. of HCPH Special shares (note 6). The loan is payable on demand and to December 31, 2001 interest was payable at the rate of 13% per annum. Effective January 1, 2002, the interest rate was adjusted to LIBOR plus 3% per annum.

      (b) Lord Black indirectly has voting control of the Company. During each of 2001, 2000 and 1999 remuneration paid directly by the Company and its subsidiaries to Lord Black was $817,000, $2,477,000 and $640,000, respectively.

      (c) On September 27, 2001, the Company redeemed Series E Preferred Stock held by Hollinger Inc. for cash consideration of $3,800,000 (note 7).

      (d) On June 1, 2001, the Company converted all the Series C Preferred Stock held by Hollinger Inc. at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 6, 2001, the Company purchased from Hollinger Inc., for cancellation the 7,052,464 shares of Class A Common Stock for a total cost of $92,200,000.

      (e) During 2000 and 2001, in connection with the sales of properties described in note 1(b), (d) and (f), the Company, Ravelston, Hollinger Inc., Lord Black and three senior executives entered into non-competition agreements with the purchasers in return for cash consideration paid.

      (f) As described in notes 1(b), (g) and (m), during 2001, 2000 and 1999, the Company sold newspaper properties to certain related parties.

(18) Income Taxes

      U.S. and foreign components of earnings (loss) before income taxes, minority interest and extraordinary items are presented below:

	2001	2000	1999

	(in thousands)
U.S	$(182,456)	$27,394	$263,600
Foreign	(179,164)	521,671	149,226

	$(361,620)	$549,065	$412,826

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (recovery) for the periods shown below consists of:

	Current	Deferred	Total

	(in thousands)
Year ended December 31, 2001:
U.S. federal	$15,021	$11,290	$26,311
Foreign	20,636	(53,046)	(32,410)
State and local	2,964	(7,066)	(4,102)

	$38,621	$(48,822)	$(10,201)

Year ended December 31, 2000:
U.S. federal	$(43,366)	$91,479	$48,113
Foreign	456,635	(132,455)	324,180
State and local	(10,464)	13,069	2,605

	$402,805	$(27,907)	$374,898

Year ended December 31, 1999:
U.S. federal	$82,184	$9,056	$91,240
Foreign	53,067	(4,264)	48,803
State and local	13,866	1,294	15,160

	$149,117	$6,086	$155,203

      Income tax expense (recovery) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 2001, 2000 and 1999 as a result of the following:

	2001	2000	1999

	(in thousands)
Computed “expected” tax expense (recovery)	$(126,567)	$192,173	$144,489
Increase (reduction) in income taxes resulting from:
Non-deductible expenses for income tax purposes	31,123	9,232	12,904
Tax gain in excess of book gain or book loss in excess of tax loss	15,689	129,488	—
U.S. state and local income taxes, net of federal benefit	(2,815)	1,693	9,669
Impact of taxation at different foreign rates	(9,276)	32,596	4,429
Dilution gain related to Hollinger L.P.	—	—	(29,327)
Minority interest earnings in Hollinger L.P.	(1,292)	(17,359)	(2,728)
Losses not tax effected	27,181	—	—
Other	55,756	27,075	15,767

	$(10,201)	$374,898	$155,203

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2001	2000

	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,755	$475
Accrued expenses	7,939	23,283
Net operating loss carryforwards	85,000	37,863
Other	12,331	12,049

Gross deferred tax assets	107,025	73,670
Less valuation allowance	(39,452)	(6,411)

Net deferred tax assets	67,573	67,259

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	38,579	18,861
Intangible assets, principally due to differences in basis and amortization	93,106	118,741
Foreign exchange basis differences	7,607	11,299
Long-term advances under printing contract	13,057	14,431
Deferred gain on exchange of assets	35,170	45,520
Unremitted earnings of a foreign equity investment	43,104	44,253

Gross deferred tax liabilities	230,623	253,105

Net deferred taxes	$163,050	$185,846

      At December 31, 2001, the Company had approximately $93,731,000 of Canadian net operating loss carryforwards which will expire in varying amounts through December 31, 2007.

      Total income taxes paid in 2001, 2000 and 1999 amounted to $78,578,000, $46,584,000 and $158,618,000, respectively.

(19) Employee Benefit Plans

     Defined Contribution Plans

      The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ended December 31, 2001, 2000 and 1999, the Company contributed $1,551,000, $1,558,000 and $1,722,000, respectively. The Company sponsors 11 defined contribution plans in Canada and contributed $169,000, $2,016,000 and $2,524,000 to the plans in 2001, 2000, and 1999, respectively.

      The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan, for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives. For 2001, 2000 and 1999, contributions to the defined contribution plan are included as part of the service cost of the defined benefit plan. Contributions to The Telegraph Executive Pension Scheme were $519,000, $585,000 and $514,000 in 2001, 2000 and 1999, respectively.

      The Telegraph plans’ assets consist principally of U.K. and overseas equities, unit trusts and bonds.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Defined Benefit Plans

      The Company and subsidiaries have seven domestic and seven foreign single-employer defined benefit plans and contribute to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company’s contributions to these plans for the years ended December 31, 2001, 2000 and 1999 were:

	2001	2000	1999

	(in thousands)
Single-employer plans	$8,753	$11,540	$14,954
Multi-employer plans	$1,251	$6,127	$6,888

      The Telegraph has a defined benefit plan that was closed on July 1, 1991 and provides only benefits accrued up to that date. The liabilities of the plan have been actuarially valued as at December 31, 2001. At that date, the market value of the plan assets was $131,169,000, representing 97% of the estimated cost of purchasing the plan’s benefits from an insurance company. The actuary assumed a discount rate of 6%. Increases to pension payments are discretionary and are awarded by the trustees, with the Telegraph’s consent, from surpluses arising in the fund from time to time. Contributions to the trust were $6,480,000, $6,670,000 and $6,469,000 for 2001, 2000 and 1999, respectively.

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

      The components of net period benefit costs for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

	(in thousands)
Service cost	$8,192	$12,376	$15,552
Interest cost	26,816	37,774	35,938
Expected return on plan assets	(18,078)	(52,771)	(49,659)
Amortization of losses (gains)	854	(200)	—
Settlement loss	1,832	4,262	—
Amortization of prior service costs	305	521	564
Valuation allowance provided against prepaid benefit cost	4,396	63,910	—

Net periodic benefit cost	$24,317	$65,872	$2,395

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the reconciliation of the benefit obligation as of December 31, 2001 and 2000:

	2001	2000

	(in thousands)
Benefit obligation at the beginning of the year	$487,716	$591,180
Adjustment to opening balance	9,210	3,130
Service cost	8,192	12,376
Interest cost	26,816	37,774
Participant contributions	4,029	7,206
Divestitures	(83,796)	(96,738)
Plan amendments	18	1,605
Settlement gain	(8,378)	(529)
Exchange rate differences	(19,442)	(29,066)
Curtailment gain	—	(16)
Actuarial loss (gain)	7,239	(2,346)
Benefits paid	(25,248)	(36,860)

Benefit obligation at the end of the year	$406,356	$487,716

      The 2001 curtailment and settlement gains were related to the sale of Canadian newspapers (note 1(a), (b) and (c)). The 2000 curtailment and settlement gains and valuation allowance were related to the sale of Canadian and Community Group newspapers (note 1(d) and (f)).

      The table below sets forth the change in plan assets for the years ended December 31, 2001 and 2000:

	2001	2000

	(in thousands)
Fair value of plan assets at the beginning of the year	$554,595	$684,417
Adjustment to opening balance	—	121
Actual return on plan assets	(16,224)	20,092
Exchange rate differences	(20,353)	(30,716)
Employer contributions	8,753	11,540
Participant contributions	4,029	7,206
Settlement gain	(9,846)	(529)
Divestitures	(87,900)	(100,676)
Benefits paid	(25,248)	(36,860)

Fair value of plan assets at the end of the year	$407,806	$554,595

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides the amounts recognized in the balance sheet as at the end of each year:

	2001	2000

	(in thousands)
Funded status	$1,450	$66,879
Unrecognized net actuarial loss	61,864	3,732
Unrecognized prior service cost	1,024	3,663

Prepaid benefit costs	64,338	74,274
Valuation allowance	(65,286)	(65,302)

Prepaid (accrued) benefit cost, net of valuation allowance	$(948)	$8,972

      As a result of the 2000 sale of Canadian newspapers to CanWest, the expected future benefit to be derived from the plan surplus was significantly reduced. The expected benefit as at December 31, 2001 and 2000 is limited to the present value of the expected future annual service costs for current members less the present value of the minimum employer contributions required to be made.

      The following table provides the amounts recognized in the balance sheet at the end of each year. At December 31, 2001, the Company has also included $21,250,000 in other comprehensive income, representing the Company’s 50% share of West Ferry’s minimum pension liability adjustment.

	2001	2000

	(in thousands)
Prepaid benefit cost	$18,485	$21,130
Accrued benefit liability	(24,158)	(14,547)
Intangible asset	1,488	299
Accumulated other comprehensive income	3,237	2,090

	$(948)	$8,972

      The ranges of assumptions were as follows:

	2001	2000	1999

(in thousands)
Discount rate	6.0% - 8.0%	6.0% - 8.0%	6.0% - 8.0%
Expected return on plan assets	6.0% - 9.0%	6.0% - 9.0%	7.0% - 10.0%
Compensation increase	2.5% - 4.5%	3.5% - 4.0%	3.0% - 4.0%

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Multi-employer Pension Plans

      Certain U.S. employees are covered by union-sponsored multi-employer pension plans, all of which are defined benefit plans. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man hours worked. Pension expense was $1,201,000 and $2,402,000 for the years ended December 31, 2000 and 1999, respectively. There was no pension expense in 2001. The passage of the Multi-employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of the amounts provided for in the collective bargaining agreements. Generally, liabilities are contingent upon withdrawal or partial withdrawal from the plans. The Company has not undertaken to withdraw or partially withdraw from any of the plans as of December 31, 2001. Under the Act, withdrawal liabilities would be based upon the Company’s proportionate share of each plan’s unfunded vested benefits. As of the date of the latest actuarial valuations, the Company’s share of the unfunded vested liabilities of each plan was zero.

     Post Retirement Benefits

      The Company sponsors two foreign defined post retirement plans that provide post retirement benefits to certain employees. The benefits are accrued in accordance with Statement of Financial Accounting Standards No. 112 “Employer’s Accounting for Post employment Benefits.”

      The components of net period post retirement benefit cost for the years ended December 31, 2001 and December 31, 2000 are as follows:

	2001	2000

	(in thousands)
Service cost	$120	$671
Interest cost	1,916	2,657
Amortization of losses (gains)	15	(131)
Settlement/curtailment	(1,725)	(11,992)

Net periodic post retirement benefit cost	$326	$(8,795)

      The table below sets forth the reconciliation of the accumulated post retirement benefit obligation as at December 31, 2001 and 2000:

	2001	2000

	(in thousands)
Accumulated post retirement benefit obligation at the beginning of the year	$34,594	$39,349
Service cost	120	671
Interest cost	1,916	2,657
Actuarial losses	406	12,544
Divestitures	(3,626)	(17,694)
Benefits paid	(1,847)	(1,388)
Other, including exchange rate differences	(3,620)	(1,545)

Accumulated post retirement benefit obligation at the end of the year	$27,943	$34,594

      The table below sets forth the plan’s funded status reconciled to the amounts recognized in the Company’s financial statements.

	2001	2000

	(in thousands)
Unfunded status	$(27,943)	$(34,594)
Unrecognized net gain	1,173	667

Accrued post retirement benefit cost	$(26,770)	$(33,927)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 6.5% and 6.75% for 2001 and 2000, respectively. All benefits under the plan are paid for by the Company’s contribution to the Plan. For measuring the expected post retirement benefit obligation, a 10% annual rate of increase in the per capita claims was assumed for 2001.

      Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated post retirement benefit obligation as at December 31, 2001 would have increased $2,189,000 (2000 — $2,512,000) and the effect of this change on the aggregate of service and interest cost for 2001 would have been an increase of $142,000 (2000 — $299,000). If the health care cost trend rate was decreased 1%, the accumulated post retirement benefit obligation as of December 31, 2001 would have decreased by $1,354,000 (2000 — $2,249,000) and the effect of this change on the aggregate of service and interest cost for 2001 would have been a decrease of $103,000 (2000 — $263,000).

(20) Summarized Financial Information

      Summarized balance sheet and income statement data for Hollinger International Publishing Inc. is as follows:

	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Current assets	$642,352	$429,345	$417,439
Total assets	1,824,443	2,616,278	3,500,523
Current liabilities	467,979	636,106	720,935
Total liabilities	1,501,369	1,670,789	2,607,680
Minority interest	15,977	89,228	155,901
Stockholders’ equity	307,098	856,261	736,942
Income Statement Data:
Operating revenues	1,146,321	2,096,019	2,147,402
Operating income (loss)	(41,318)	227,596	215,549
Net earnings (loss)	(253,586)	146,537	213,675

(21) Quarterly Financial Data (Unaudited)

      Quarterly financial data for the years ended December 31, 2001 and 2000 as follows:

	2001

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

	(in thousands, except per share data)
Total operating revenues	$326,360	$306,173	$263,524	$250,264
Total operating income (loss)	2,119	(8,729)	(19,549)	(14,211)
Net earnings (loss)	1,386	(15,535)	(139,615)	(183,742)
Basic loss per share	(0.01)	(0.17)	(1.37)	(1.91)
Diluted loss per share	(0.01)	(0.17)	(1.37)	(1.91)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

	(in thousands, except per share data)
Total operating revenues	$549,224	$574,115	$517,474	$455,206
Total operating income	61,276	71,749	35,018	53,705
Net earnings (loss)	28,151	4,736	(3,921)	88,109
Basic earnings (loss) per share	0.26	0.03	(0.06)	0.87
Diluted earnings (loss) per share	0.25	0.02	(0.06)	0.80