Form 10-Q
period 2002-03-31
HOLLINGER INTERNATIONAL INC
filed 2002-05-15
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes	No

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2002

Class A Common Stock par value $.01 per share	85,825,617 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosure about Market Risk	24

PART II	OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	26

	Signatures	27

2

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and March 31, 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31

	2002	2001

Operating revenues:
Advertising	$170,921	$230,284
Circulation	59,371	72,449
Job printing	3,790	7,316
Other	6,720	9,242

Total operating revenues	240,802	319,291

Operating costs and expenses:
Newsprint	38,696	57,679
Compensation costs	73,446	98,676
Stock-based compensation	—	(683)
Other operating costs	98,075	141,549
Infrequent items	177	2,183
Depreciation	8,784	9,101
Amortization (note 3(a))	2,990	9,187

Total operating costs and expenses	222,168	317,692

Operating income	18,634	1,599
Other income (expense):
Interest expense	(17,240)	(19,105)
Amortization of debt issue costs	(1,886)	(2,159)
Interest and dividend income	5,807	24,368
Other income (expense), net (note 6)	(71,611)	9,813

Total other income (expense)	(84,930)	12,917

Earnings (loss) before income taxes, minority interest, discontinued operations and extraordinary item	(66,296)	14,516
Provision for income taxes (recovery)	(4,004)	9,931

Earnings (loss) before minority interest, discontinued operations and extraordinary item	(62,292)	4,585
Minority interest	340	3,607

Earnings (loss) before discontinued operations and extraordinary item	(62,632)	978
Discontinued operations, net of tax (note 3(b))	211	408

Earnings (loss) before extraordinary item	(62,421)	1,386
Extraordinary loss on debt extinguishments, net of tax	(20,841)	—

Net earnings (loss)	$(83,262)	$1,386

Basic loss per share before discontinued operations and extraordinary item	$(0.65)	$(0.01)

Diluted loss per share before discontinued operations and extraordinary item	$(0.65)	$(0.01)

Basic loss per share before extraordinary item	$(0.65)	$(0.01)

Diluted loss per share before extraordinary item	$(0.65)	$(0.01)

Basic net loss per share	$(0.87)	$(0.01)

Diluted net loss per share	$(0.87)	$(0.01)

Weighted average shares outstanding—basic	96,048	99,066

Weighted average shares outstanding—diluted	96,048	99,066

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 For the Three Months Ended March 31, 2002 and March 31, 2001
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31

	2002	2001

Net earnings (loss)	$(83,262)	$1,386
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of taxes	242	(17,808)
Foreign currency translation adjustment	72,232	(45,718)

Comprehensive loss	$(10,788)	$(62,140)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and December 31, 2001
(Amounts in Thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,229	$479,514
Accounts receivable, net	206,929	199,338
Amounts due from related companies, net	34,108	32,228
Inventories	10,714	21,209
Prepaid expenses and other current assets	15,460	25,807
Assets of discontinued operations held for sale (note 3(b))	28,728	29,945

Total current assets	432,168	788,041
Investments	199,101	200,925
Property, plant and equipment, net of accumulated depreciation	300,541	308,685
Intangible assets, net of accumulated amortization	—	471,424
Goodwill	584,439	155,788
Non-compete agreements, net of accumulated amortization	6,717	7,658
Deferred financing costs and other assets	48,260	49,230

	$1,571,226	$1,981,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,798	$3,008
Accounts payable	88,034	95,909
Accrued expenses	91,434	133,454
Income taxes payable	305,098	290,587
Deferred revenue	37,946	38,456
Liabilities of discontinued operations held for sale (note 3(b))	4,688	5,588

Total current liabilities	529,998	567,002
Long-term debt, less current installments	518,465	809,652
Deferred income taxes	99,660	163,050
Other liabilities	93,271	91,713

Total liabilities	1,241,394	1,631,417

Minority interest	15,695	15,977

Redeemable preferred stock	8,564	8,582

Stockholders’ equity:
Convertible preferred stock	—	—
Class A common stock	966	968
Class B common stock	150	150
Additional paid-in capital	556,114	554,891
Accumulated other comprehensive income	(98,902)	(171,376)
Retained earnings	34,782	132,693

	493,110	517,326
Class A common stock in treasury, at cost	(132,896)	(132,896)
Class A common stock in escrow	(54,641)	(58,655)

Total stockholders’ equity	305,573	325,775

	$1,571,226	$1,981,751

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and March 31, 2001
(Amounts in Thousands)
(Unaudited)

	2002	2001

Cash Flows From Operating Activities:
Net earnings (loss)	$(83,262)	$1,386
Items not involving cash:
Depreciation and amortization	11,774	18,288
Amortization of debt issue costs	1,886	2,159
Minority interest	340	3,646
Gain on sale of investments	—	(55)
Gains on sales of assets	(5,433)	(47,407)
Non-cash interest income	(1,244)	(16,695)
Total Return Equity Swap	(9,801)	22,153
Foreign currency translation loss	78,217	—
Assets and liabilities of discontinued operations	(424)	1,398
Other non-cash items	(7,878)	(7,045)
Changes in working capital, net	(29,533)	(35,608)

Cash used in operating activities	(45,358)	(57,780)

Cash Flows From Investing Activities:
Capital expenditures	(5,950)	(9,929)
Additions to investments and other assets	(3,981)	(28,835)
Proceeds from disposal of investments and assets	10,746	81,589

Cash provided by investing activities	815	42,825

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	59,101
Repayments of long-term debt	(291,301)	(1,271)
Changes in amounts due from affiliates	(3,459)	(897)
Dividends and distributions to minority interests	(465)	(12,095)
Cash dividends paid	(9,870)	(13,964)
Other financing activities	172	(446)

Cash provided by (used in) financing activities	(304,923)	30,428

Effect of exchange rate changes on cash	6,181	(3,851)

Net increase (decrease) in cash and cash equivalents	(343,285)	11,622
Cash and cash equivalents at beginning of period	479,514	137,671

Cash and cash equivalents at end of period	$136,229	$149,293

Cash paid for interest	$37,201	$36,610

Cash paid for taxes	$3,155	$25,738

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Unaudited Financial Statements

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

Note 2 — Principles of Presentation and Consolidation

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at March 31, 2002 held approximately 30.0 % of the combined equity and approximately 70.9 % of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

     The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and other controlled entities. At March 31, 2002 the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87%.

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation as described in Note 3(b) below.

Note 3 — Changes in Accounting Principles

(a)     Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     As of the date of adoption of SFAS No. 142, the Company has discontinued amortization of all existing goodwill, evaluated existing intangible assets and has made the necessary reclassifications in order to conform with the new criteria for recognition of intangible assets apart from goodwill. Amounts previously ascribed to circulation and certain other intangible assets have now been reclassified to goodwill effective January 1, 2002.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

In connection with the SFAS No. 142 transitional impairment evaluation, the Company is required to assess whether goodwill is impaired as of January 1, 2002. The Company has up to six months to determine the fair value of its reporting units and compare that to the carrying amounts of its reporting units. To the extent a reporting unit’s carrying amount exceeds its fair value, the Company must perform a second step to measure the amount of impairment in a manner similar to a purchase price allocation. This second step is to be completed no later than December 31, 2002. Any transitional impairment will be recognized as of January 1, 2002 as a cumulative effect of a change in accounting principle. Because of the extensive effort needed to comply with SFAS No. 142, the Company has not yet determined the impact of this goodwill impairment assessment on its consolidated financial statements.

Effective January 1, 2002, the Company had unamortized goodwill in the amount of $584.4 million, which is no longer being amortized. This change in accounting policy cannot be applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy were applied to the reported consolidated statement of operations for the three months ended March 31, 2001, the impact of the change, in respect of goodwill and intangible assets not being amortized, would be as follows:

Three months
ended
March 31, 2001

(In thousands)
Net earnings — as reported	$1,386
Add goodwill amortization, net of income tax and minority interest	5,295

Adjusted net earnings	$6,681

Basic net loss per share — as reported	$(0.01)

Adjusted basic net earnings per share	$0.04

Diluted net loss per share — as reported	$(0.01)

Adjusted diluted net earnings per share	$0.04

Adjusted net earnings, noted above, reflects only the reduction in goodwill amortization expense and does not give effect to the impact that this change in accounting policy would have had on the gains and losses resulting from the disposal of operations during 2001.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     Goodwill as of March 31, 2002, as allocated by reportable segment is as follows:

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
(In thousands)	Group	Group	Group	Group	Group	Total

Goodwill	$223,295	$21,487	$297,293	$19,711	$22,653	$584,439

The Company’s amortized intangible assets consist of non-competition agreements with former owners of acquired newspapers which are amortized using the straight-line method over the term of the respective non-competition agreements, which range from 3 to 5 years.

The components of amortizable intangible assets are as follows:

	Gross
	Carrying	Accumulated	Net Book
(In thousands)	Amount	Amortization	Value
Amortizable Intangible Assets
Non-competition agreements	$11,500	$4,783	$6,717

Amortization of non-competition agreements for the three months ended March 31, 2002 and 2001 was $942,000 and $942,000, respectively.

There were no significant changes in the carrying amount of goodwill or non-competition agreements during the three months ended March 31, 2002.

(b)     Accounting for the impairment or disposal of long-lived assets

Effective January 1, 2002, the company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 extends discontinued operations presentation to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

At March 31, 2002, the Company’s Business Information Group (“BIG”), which publishes trade magazines in Canada, was held for sale in accordance with the provisions of SFAS No. 144 and the sale is expected to be completed for cash proceeds in fiscal 2002. Accordingly, assets, liabilities and the results of operations of BIG have been classified as discontinued, and prior period results have been restated. BIG is a component of the Company’s Canadian Newspaper Group segment.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

The results of operations of this discontinued operation are as follows:

	Three months ended March 31

(In thousands)	2002	2001

Revenue	$6,161	$7,059

Earnings before income taxes and minority interest	$319	$643
Income tax	(91)	(197)
Minority interest	(17)	(38)

Net earnings from discontinued operations	$211	$408

Business units which were disposed of in fiscal 2001 did not meet the criteria to be reported as discontinued operations under Accounting Principles Board Opinion No. 30 which was applicable for 2001. Accordingly, discontinued operations as restated, at March 31, 2001 includes only assets, liabilities and results of operations of BIG.

No loss on disposal has been recorded as the estimated fair value of the assets held for sale exceeds their carrying value. A gain on disposal will be recorded in the period in which the sale is consummated, net of income taxes and minority interest.

The major classes of assets and liabilities of the discontinued operations included in the condensed consolidated balance sheets are as follows:

	March 31	December 31
(In thousands)	2002	2001

Assets of discontinued operations held for sale
Accounts receivable	$2,993	$4,104
Prepaid expenses	202	84
Property, plant and equipment (net of accumulated depreciation)	637	587
Goodwill (net of accumulated amortization)	24,896	25,170

Total Assets	$28,728	$29,945

Liabilities of discontinued operations held for sale
Accounts payable	$248	$1,188
Accrued expenses	889	1,237
Deferred revenue	3,144	2,752
Other liabilities	407	411

Total Liabilities	$4,688	$5,588

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 4 — Earnings per share

         The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share before discontinued operations and extraordinary items for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Loss before discontinued operations and extraordinary item	$(62,632)
Add dividends:
Series E Preferred Stock	(84)

Basic EPS
Loss before discontinued operations and extraordinary item available to common stockholders	(62,716)	96,048	$(0.65)
Effect of dilutive securities

None	—	—

Diluted EPS
Loss before discontinued operations and extraordinary item available to common stockholders	$(62,716)	96,048	$(0.65)

	Three Months Ended March 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Earnings before discontinued operations	$978
Deduct dividends:
Convertible preferred stock	(2,137)
Series E Preferred Stock	(123)

Basic EPS
Loss before discontinued operations available to common stockholders	(1,282)	99,066	$(0.01)
Effect of dilutive securities

None	—	—

Diluted EPS
Loss before discontinued operations available to common stockholders	$(1,282)	99,066	$(0.01)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 5 — Segment Information

     The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Community Group includes the results of the Jerusalem Post and the results of the last remaining United States community newspaper property which was sold in August 2001. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) and until August 31, 2001, The National Post Company (“National Post”). On September 1, 2001, the Company sold its 50% interest in National Post. During 2001 HCPH Co. (formerly Hollinger Canadian Publishing Holdings Inc.) became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc. (“Southam”)). Segment information for the three months ended March 31, 2001 has been restated in accordance with the adoption of SFAS No. 144 previously described in Note 3(b). The following is a summary of the segments of the Company:

	Three months ended March 31, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$104,735	$3,225	$123,539	$9,303	$—	$240,802
Depreciation and amortization	$7,629	$367	$3,107	$286	$385	$11,774
Operating income (loss), excluding infrequent items and stock-based compensation	$4,887	$(1,186)	$22,419	$(2,264)	$(5,045)	$18,811
Equity in loss of affiliates	$(409)	$—	$(764)	$—	$—	$(1,173)
Total assets	$540,255	$41,095	$546,028	$125,173	$318,675	$1,571,226
Capital expenditures	$2,399	$2,056	$1,166	$324	$5	$5,950

	Three months ended March 31, 2001

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$108,147	$4,904	$143,909	$62,331	$—	$319,291
Depreciation and amortization	$8,945	$547	$4,469	$3,958	$369	$18,288
Operating income (loss), excluding infrequent items and stock-based compensation	$(2,908)	$(1,331)	$25,248	$(14,269)	$(3,641)	$3,099
Equity in loss of affiliates	$(262)	$—	$(7,240)	$—	$—	$(7,502)
Total assets	$608,319	$62,539	$526,909	$513,162	$909,368	$2,620,297
Capital expenditures	$3,147	$268	$5,354	$1,067	$93	$9,929

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 6 — Other Income (Expense), net

	Three months ended March 31

(In thousands)	2002	2001

Foreign exchange loss	$(82,946)	$(193)
Equity in loss of affiliates	(1,173)	(7,502)
Total Return Equity Swap	8,525	(26,258)
Net gains on sales of publishing interests	—	49,305
Net gains on sales of assets	5,433	—
Write down of investments	(1,332)	(5,352)
Other	(118)	(187)

	$(71,611)	$9,813

During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (Note 7). As a result of the substantial liquidation of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78,217,000 have been included in net earnings during the three months ended March 31, 2002. These foreign exchange losses have accumulated since the Company’s original investment in the Canadian Newspaper Group and until realized through the substantial liquidation of the Company’s net investment, had been included in the accumulated other comprehensive income component of stockholders’ equity. Of the $78,217,000 expensed in the three months ended March 31, 2002, $72,037,000 is not deductible for income tax purposes.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 7 — Long-term Debt

On February 14, 2002, Hollinger International Publishing Inc. (Publishing) commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated February 14, 2002. Under the terms of the offer, the Company offered to purchase the outstanding notes at a price to be determined three business days prior to the expiration date of the tender offer by reference to a fixed spread of 87.5 basis points over the yield to maturity of the 7.50% U.S. Treasury Notes due February 15, 2005, plus accrued and unpaid interest up to but not including the day of payment for the notes. The purchase price totalled $1,101.34 for each $1,000 principal amount of notes. Included in the purchase price was a consent payment equal to $40 per $1,000 principal amount of the notes, payable to those holders who validly consented to the proposed amendments to the indenture governing the notes. In connection with the tender offer, the Company solicited consents from the holders of the notes to amend the indenture governing the notes by eliminating most of the restrictive provisions. On March 15, 2002, $248.9 million in aggregate principal amount had been validly tendered pursuant to the offer and these noteholders were paid out in full. In addition, during the three months ended March 31, 2002, Publishing purchased for retirement an additional $6.1 million in aggregate principal amount of the 8.625% Senior Notes due 2005, $10.1 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2006 and $25.0 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2007.

The total principal amount of the Publishing Senior and Senior Subordinated Notes retired during the three months ended March 31, 2002 was $290.0 million. The premiums paid to retire the debt totalled $26.7 million which together with a write off of $8.3 million of related deferred financing costs are presented as an extraordinary item, net of income tax.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Jerusalem Post and in 2001, one U.S. community newspaper until it was sold in August 2001. The U.K. Newspaper Group includes the operating results of the Telegraph, its subsidiaries and joint ventures. The Canadian Newspaper Group consists of the operations of HCPH Co., the Company’s 87% investment in Hollinger L.P. and until it was sold on September 1, 2001, a 50% interest in National Post.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as described in Note 3(a) to the Condensed Consolidated Financial Statements. The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. This change in accounting policy cannot be applied retroactively and the amounts presented for prior periods have not been restated for the change.

Also effective January 1, 2002 the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as described in Note 3(b) to the Condensed Consolidated Financial Statements. At March 31, 2002 the Company’s Business Information Group, which publishes trade magazines in Canada, was held for sale in accordance with the provisions of SFAS No. 144. Accordingly, the operating results thereof have been classified as discontinued and prior period results have been restated.

CONSOLIDATED RESULTS OF OPERATIONS

A net loss in the first quarter 2002 amounted to $83.3 million or a loss of $0.87 per share compared with net earnings of $1.4 million or a loss of $0.01 per share in 2001. There were a number of infrequent, unusual and non-recurring items affecting the results of both years. In first quarter 2002, infrequent, unusual and non-recurring items, after tax and minority interest amounted to a loss of $85.7 million and primarily included foreign exchange losses before tax of $78.2 million related to the substantial liquidation of the Company’s investment in the Canadian Newspaper Group and an extraordinary loss after tax of $20.8 million related to the early retirement of debt, offset in part by a gain in respect of the Total Return Equity Swap and gains on asset sales. In first quarter 2001, infrequent, unusual and non-recurring items after tax and minority interest amounted to a loss of $5.7 million and primarily consisted of a gain on the sale of UniMédia Company, a loss in respect of the Total Return Equity Swap, duplicative start-up costs related to the new printing facility in Chicago, the write off of an Internet investment and an equity accounting loss in Interactive Investor International.

Net earnings from comparable operations, which excludes infrequent, unusual and non-recurring items and also excludes discontinued operations and the extraordinary item, amounted to $2.5 million or $0.02 per share in first quarter 2002 compared with $7.1 million or $0.06 per share in 2001.

Operating revenue and operating income in first quarter 2002 was $240.8 million and $18.6 million compared with $319.3 million and $1.6 million in 2001. The reduction in operating revenue primarily results from the sales of Canadian properties in 2001 but is also due to lower operating revenue at both the U.K. Newspaper Group and Chicago Group. The improvement in year over year operating income results from improved operating results at Chicago Group, the 2001 sale of the National Post, which incurred significant operating losses in the first quarter of 2001 and the adoption on January 1, 2002 of SFAS No. 142 which resulted in goodwill not being amortized subsequent to January 1, 2002. In first quarter 2001 amortization of goodwill and intangibles approximated $7.1 million. These amounts were offset by lower operating results at the U.K. Newspaper Group and the sale in 2001 of Canadian newspapers which contributed operating income in 2001.

Interest and dividend income in first quarter 2002 amounted to $5.8 million compared with $24.4 million in 2001, a decrease of $18.6 million. Interest and dividend income in the first quarter 2001 included interest on debentures issued by a subsidiary of CanWest Global Communications Corp. (“CanWest”) and a dividend on CanWest shares. In the latter part of 2001, all of the shares were sold and participation interests were sold in respect of nearly all of the debentures, resulting in significantly lower interest and dividend income in 2002. Most of the proceeds from the disposal of the CanWest investments were retained as short-term investments at low rates of interest until the end of the first quarter 2002 when a portion of the Company’s long-term debt was retired. This will result in lower interest expense in the future but this benefit is not reflected in the first quarter 2002.

Net other expenses in the first quarter of 2002 amounted to $71.6 million and included foreign exchange losses of $82.9 million, which mainly related to the substantial liquidation of the Company’s investment in the Canadian Newspaper Group, a gain on the Total Return Equity Swap of $8.5 million and net gains on sales of assets totalling $5.4 million. Net other income in first quarter 2001 amounted to $9.8 million and included a loss on the Total Return Equity Swap of $26.3 million, net gains on sales of publishing interests of $49.3 million, losses in equity accounted companies of $7.5 million and the write off of an Internet investment of $5.4 million.

Minority interest in 2002 totalled $0.3 million compared to $3.6 million in 2001. Minority interest in 2002 represents the minority share of net earnings of Hollinger L.P. In 2001, minority interest included the minority share of net earnings of Hollinger L.P., including the minority’s share of the gain on sale of Canadian properties, offset in part by the minority’s share of the National Post loss.

Extraordinary items, net of tax, in the first quarter 2002 totalled $20.8 million and represented the cost of retiring a portion of the Company’s long-term debt including the premium paid for early retirement and the write off of the unamortized deferred financing costs related to the retired debt.

Discontinued operations, net of tax, in the first quarter 2002 were $0.2 million and $0.4 million in 2001. This represents the operating results of the Business Information Group held for sale.

	Three Months Ended March 31,

	2002	2001

	(dollar amounts in thousands)
Operating revenues:
Chicago Group	$104,735	$108,147
Community Group	3,225	4,904
U.K. Newspaper Group	123,539	143,909
Canadian Newspaper Group	9,303	62,331
Investment and Corporate Group	—	—

Total operating revenue	$240,802	$319,291

Operating income (loss), excluding infrequent items and stock-based compensation:
Chicago Group	$4,887	$(2,908)
Community Group	(1,186)	(1,331)
U.K. Newspaper Group	22,419	25,248
Canadian Newspaper Group	(2,264)	(14,269)
Investment and Corporate Group	(5,045)	(3,641)

Total operating income, excluding infrequent items and stock-based compensation	$18,811	$3,099

EBITDA:
Chicago Group	$12,516	$6,037
Community Group	(819)	(784)
U.K. Newspaper Group	25,526	29,717
Canadian Newspaper Group	(1,978)	(10,311)
Investment and Corporate Group	(4,660)	(3,272)

Total EBITDA	$30,585	$21,387

Operating revenues:
Chicago Group	43.5%	33.9%
Community Group	1.3%	1.5%
U.K. Newspaper Group	51.3%	45.1%
Canadian Newspaper Group	3.9%	19.5%
Investment and Corporate Group	0.0%	0.0%

Total operating revenue	100.0%	100.0%

Operating income (loss), excluding infrequent items and stock-based compensation:
Chicago Group	26.0%	-93.8%
Community Group	-6.3%	-43.0%
U.K. Newspaper Group	119.2%	814.7%
Canadian Newspaper Group	-12.0%	-460.4%
Investment and Corporate Group	-26.9%	-117.5%

Total operating income (loss), excluding infrequent items and stock-based compensation	100.0%	100.0%

EBITDA:
Chicago Group	40.9%	28.2%
Community Group	-2.7%	-3.7%
U.K. Newspaper Group	83.5%	139.0%
Canadian Newspaper Group	-6.5%	-48.2%
Investment and Corporate Group	-15.2%	-15.3%

Total EBITDA	100.0%	100.0%

EBITDA Margin:
Chicago Group	12.0%	5.6%
Community Group	Neg	Neg.
U.K. Newspaper Group	20.7%	20.6%
Canadian Newspaper Group	Neg	Neg.
Investment and Corporate Group	N/A	N/A
Total EBITDA Margin	12.7%	6.7%

See Notes on page 19

	Three Months Ended March 31,

	2002	2001

	(dollar amounts in thousands)
Chicago Group
Operating revenue
Advertising	$79,380	$81,249
Circulation	22,852	23,537
Job printing and other	2,503	3,361

Total operating revenue	104,735	108,147

Operating costs
Newsprint	16,795	18,886
Compensation costs	43,053	46,598
Other operating costs	32,371	36,626
Depreciation	4,639	4,060
Amortization	2,990	4,885

Total operating costs	99,848	111,055

Operating income (loss), excluding infrequent items and stock-based compensation	$4,887	$(2,908)

Community Group
Operating revenue
Advertising	$986	$1,585
Circulation	1,545	2,039
Job printing and other	694	1,280

Total operating revenue	3,225	4,904

Operating costs
Newsprint	461	521
Compensation costs	1,895	2,311
Other operating costs	1,688	2,856
Depreciation	367	311
Amortization	—	236

Total operating costs	4,411	6,235

Operating loss, excluding infrequent items and stock-based compensation	$(1,186)	$(1,331)

U.K. Newspaper Group
Operating revenue
Advertising	$83,934	$105,882
Circulation	33,952	33,152
Job printing and other	5,653	4,875

Total operating revenue	123,539	143,909

Operating costs
Newsprint	20,185	25,703
Compensation costs	22,065	23,670
Other operating costs	55,763	64,819
Depreciation	3,107	2,164
Amortization	—	2,305

Total operating costs	101,120	118,661

Operating income, excluding infrequent items and stock-based compensation	$22,419	$25,248

See notes on page 19

	Three Months Ended March 31,

	2002	2001

	(dollar amounts in thousands)
Canadian Newspaper Group
Operating revenue
Advertising	$6,621	$41,568
Circulation	1,022	13,721
Job printing and other	1,660	7,042

Total operating revenue	9,303	62,331

Operating costs
Newsprint	1,255	12,569
Compensation costs	5,628	25,130
Other operating costs	4,398	34,943
Depreciation	286	2,367
Amortization	—	1,591

Total operating costs	11,567	76,600

Operating loss, excluding infrequent items and stock-based compensation	$(2,264)	$(14,269)

Investment and Corporate Group
Operating revenue
Advertising	$—	$—
Circulation	—	—
Job printing and other	—	—

Total operating revenue	—	—

Operating costs
Newsprint	—	—
Compensation costs	805	967
Other operating costs	3,855	2,305
Depreciation	385	199
Amortization	—	170

Total operating costs	5,045	3,641

Operating loss, excluding infrequent items and stock-based compensation	$(5,045)	$(3,641)

See notes on page 19

	Three Months Ended March 31,

	2002	2001

	Percentage	Percentage

Chicago Group
Operating revenue
Advertising	75.9%	75.1%
Circulation	21.8%	21.8%
Job printing and other	2.3%	3.1%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	16.0%	17.5%
Compensation costs	41.1%	43.1%
Other operating costs	30.9%	33.9%
Depreciation	4.4%	3.7%
Amortization	2.9%	4.5%

Total operating costs	95.3%	102.7%

Operating income (loss), excluding infrequent items and stock-based compensation	4.7%	-2.7%

Community Group
Operating revenue
Advertising	30.6%	32.3%
Circulation	47.9%	41.6%
Job printing and other	21.5%	26.1%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	14.3%	10.6%
Compensation costs	58.8%	47.2%
Other operating costs	52.3%	58.2%
Depreciation	11.4%	6.3%
Amortization	0.0%	4.8%

Total operating costs	136.8%	127.1%

Operating loss, excluding infrequent items and stock-based compensation	-36.8%	-27.1%

U.K. Newspaper Group
Operating revenue
Advertising	67.9%	73.6%
Circulation	27.5%	23.0%
Job printing and other	4.6%	3.4%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	16.3%	17.9%
Compensation costs	18.0%	16.5%
Other operating costs	45.1%	45.0%
Depreciation	2.5%	1.5%
Amortization	0.0%	1.6%

Total operating costs	81.9%	82.5%

Operating income, excluding infrequent items and stock-based compensation	18.1%	17.5%

See notes on page 19

	Three Months Ended March 31,

	2002	2001

	Percentage	Percentage

Canadian Newspaper Group
Operating revenue
Advertising	71.2%	66.7%
Circulation	11.0%	22.0%
Job printing and other	17.8%	11.3%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	13.5%	20.2%
Compensation costs	60.5%	40.3%
Other operating costs	47.3%	56.1%
Depreciation	3.0%	3.8%
Amortization	0.0%	2.5%

Total operating costs	124.3%	122.9%

Operating loss, excluding infrequent items and stock-based compensation	-24.3%	-22.9%

Notes :	1)	EBITDA and operating income excludes infrequent items and stock-based compensation.

	2)	Amounts in respect of the Canadian Newspaper Group for the three months ended March 31, 2001 have been restated in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long -Lived Assets”. The Company’s Canadian Business Information Group is classified as held for sale and its results have been presented as discontinued operations. However, amounts for 2001 cannot be restated, to present as discontinued operations, those business units disposed of in 2001 and the results presented above reflect the results of such operations to the dates of disposal.

	3)	The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. With the adoption of SFAS No. 142, goodwill and certain intangibles are no longer being amortized. In accordance with SFAS No. 142, results for the three months ended March 31, 2001 have not been restated, and therefore include amortization of intangibles, including goodwill, as previously reported.

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $104.7 million in first quarter 2002 compared with $108.1 million in 2001, a decrease of $3.4 million or 3.1%. Advertising revenue in first quarter 2002 was $79.4 million compared with $81.2 million in 2001, a decrease of $1.8 million or 2.2%. Advertising revenue at Chicago Sun-Times increased $0.9 million or 2.2% in 2002 compared with 2001 primarily as a result of increased retail and national advertising offset by lower classified advertising. Increased advertising revenue at Chicago Sun-Times was more than offset by lower advertising revenue, mainly classified, at the other Chicago Group operations.

Circulation revenue in 2002 was $22.9 million compared with $23.5 million in 2001, a decrease of $0.6 million or 2.6%. The decrease was primarily at Chicago Sun-Times and results almost entirely from price discounting. However, the Chicago Sun-Times average daily circulation in the first quarter 2002 was approximately 1,900 higher than the 480,818 average daily circulation in the first quarter 2001. Printing and other revenue was $2.5 million in 2002 compared with $3.4 million in 2001, a decrease of $0.9 million.

Total operating costs, excluding infrequent items, in 2002 were $99.8 million compared with $111.1 million in 2001, a decrease of $11.3 million.

Newsprint expense was down $2.1 million or 11.1% in the quarter. Total newsprint consumption in the quarter was comparable to first quarter 2001, but the average cost per tonne of newsprint in 2002 was approximately 10.0% lower than in the first quarter 2001. Compensation costs in 2002 were $43.1 million compared with $46.6 million in 2001, a decrease of $3.5 million or 7.5%. The decrease primarily results from staff reductions which took effect during 2001. Other operating costs were $4.3 million lower in 2002 than in 2001 resulting from general cost reductions across all areas. Amortization in 2002 amounted to $3.0 million compared to $4.9 million in 2001, a reduction of $1.9 million. The reduction primarily results from the adoption, effective January 1, 2002, of SFAS No. 142 which resulted in goodwill not being amortized in 2002. Approximately $2.6 million of amortization in the first quarter 2001 related to such assets.

Operating income, excluding infrequent items in the first quarter 2002 totalled $4.9 million compared with an operating loss of $2.9 million in 2001, an increase of $7.8 million. The increase results from lower newsprint, compensation and other operating costs and reduced amortization resulting from the adoption of SFAS No. 142, offset in part by lower operating revenue.

U.K. Newspaper Group

Operating revenues for the U.K. Newspaper Group were $123.5 million in 2002 compared with $143.9 million in 2001, a decrease of $20.4 million or 14.2%. In pounds sterling, operating revenues in 2002 were £86.6 million compared with £98.7 million in 2001, a decrease of £12.1 million or 12.2%. The decrease in operating revenue was entirely the result of lower advertising revenue, which, in local currency, was £58.9 million in 2002 compared with £72.6 million in 2001, a decrease of £13.7 million or 18.9%. Display advertising decreased by 24.4% and classified advertising by 21.4% year over year. All classified advertising categories saw decreased revenues except property where revenue increased year over year by 6.7%. Recruitment revenues were down 42.3% year over year.

Circulation revenue, in local currency, was £23.8 million in 2002 compared with £22.7 million in 2001, an increase of £1.1 million or 4.7%. The revenue increase reflects the increase to the price of The Daily Telegraph implemented in September 2001.

Newsprint costs for the first quarter 2002, in local currency, were £14.2 million compared with £17.6 million in 2001, a decrease of £3.4 million or 19.7%. The decrease results from an 11.4% reduction in consumption due to lower pagination as a result of lower advertising revenue, and a 9.5% reduction in the average price per tonne of newsprint.

Compensation costs for the first quarter 2002, in local currency, were £15.5 million compared with £16.2 million in 2001, a decrease of £0.7 million or 4.7%. Lower compensation costs in 2002 resulted primarily from reduced staff levels, mainly in editorial.

Other operating expenses, in local currency, were £39.1 million in 2002 compared with £44.5 million in 2001, a reduction of £5.4 million or 12.1%. The lower costs result from savings in most areas but particularly distribution, editorial and marketing.

EBITDA in local currency was £17.9 million in 2002 compared with £20.4 million in 2001, a decrease of £2.5 million which was primarily the result of lower advertising revenue offset by savings in newsprint, compensation and other operating expenses.

Operating income in 2001 of $25.2 million is after deduction of $2.3 million of amortization of goodwill. As a result of the adoption of SFAS No. 142 in effect from January 1, 2002, goodwill was not amortized in 2002.

Canadian Newspaper Group

Operating revenues in the Canadian Newspaper Group in first quarter 2002 were $9.3 million compared with $62.3 million in 2001. The operating loss, excluding infrequent items, was $2.3 million in first quarter 2002 compared with $14.3 million in 2001. The results for 2001 included UniMédia Company, the National Post and other Canadian newspaper properties, all of which were sold during 2001. These sales of newspapers accounted for the majority of the decrease in year over year operating revenue. The reduction in year over year operating loss also results from the sales of properties since the 2001 operating loss included the results of the National Post which reported an operating loss of Cdn.$22.7 million in first quarter 2001.

On a same store basis, operating revenues and operating income of the remaining operations, excluding infrequent items and the results of the Business Information Group which has been disclosed as a discontinued operation, were Cdn.$14.5 million and a loss of Cdn.$2.7 million in first quarter 2002 compared with Cdn.$15.4 million and a loss of Cdn.$3.3 million in 2001. Included in the Cdn.$2.7 million operating loss in 2002 is a Cdn.$1.9 million expense in respect of employee benefit costs of retired former Southam employees. The 2001 same store operating loss is after deducting Cdn.$0.3 million in respect of amortization which under SFAS No. 142 was not incurred in 2002.

Community Group

Operating revenue and operating income for the Community Group was $3.2 million and a loss of $1.2 million in the first quarter 2002 compared with $4.9 million and a loss of $1.3 million in 2001. The results for 2001 includes one U.S. Community Group newspaper which was sold in August 2001. This newspaper had operating income of $0.3 million and an operating loss of $0.2 million in the first quarter 2001. In addition, $0.2 million of amortization at the Jerusalem Post in 2001 was not incurred in 2002 as a result of SFAS No. 142.

Investment and Corporate Group

Operating costs of the Investment and Corporate Group, excluding infrequent items and stock-based compensation, were $5.0 million in first quarter 2002 compared with $3.6 million in 2001. The increase is due mainly to management fees charged to this division in 2002 that were charged to other operating divisions in the first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At March 31, 2002, working capital, excluding debt obligations, was a deficiency of $95.0 million compared to working capital of $224.0 million at December 31, 2001. Current assets were $432.2 million at March 31, 2002 and $788.0 million at December 31, 2001. Current liabilities, excluding debt obligations, were $527.2 million at March 31, 2002, compared with $564.0 million at December 31, 2001. The reduction in working capital is primarily the result of $316.7 million of cash and cash equivalents being used to retire some of the Company’s long-term debt.

The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock and its preferred stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company. As at March 31, 2002, the Company did not meet a financial test set out in the trust indentures for Publishing’s Senior Subordinated Notes. As a result, until and unless the test is met in the future, Publishing and its subsidiaries will be unable to make restricted investments, make advances, pay dividends or make other distributions to the Company. Meeting the test will depend on improvements in future income. The Company currently has sufficient cash to meet its current anticipated cash obligations.

Debt

     Long-term debt, including the current portion, was $521.3 million at March 31, 2002 compared with $812.7 million at December 31, 2001. During the first quarter 2002, the Company retired $291.3 million principal amount of long-term debt.

EBITDA

EBITDA, which is the Company’s earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest, other income (expense), net, discontinued operations and extraordinary items was $30.4 million for first quarter 2002 compared with $19.9 million for first quarter 2001. The increased EBITDA results primarily from improved operating results at the Chicago Group, offset by lower operating results at the U.K. Newspaper Group and increased costs at the Investment and Corporate Group. In addition, 2001 included EBITDA from Canadian properties sold in 2001 and included an approximate $12.9 million EBITDA loss at National Post. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Cash Flows

Cash flows used in operating activities were $45.4 million in the three months ended March 31, 2002, compared with $57.8 million in 2001. Excluding changes in working capital (other than cash), cash flows used in operating activities were $15.8 million in 2002 and $22.2 million in 2001. Improved EBITDA, as previously explained, was offset by the premium paid to early retire a portion of long-term debt resulting in cash flows used in operating activities, excluding changes in working capital, being relatively flat year over year.

Cash flows provided by investing activities were $0.8 million in 2002 and $42.8 million in 2001. The cash flows provided by investing activities in 2001 resulted primarily from the sale of UniMédia Company offset in part by additions to both investments and other assets and capital expenditures.

Cash flows used in financing activities were $304.9 million in 2002 and cash flows provided by financing activities were $30.4 million in 2001. In 2002, the Company repaid $291.3 million of long-term debt primarily from available cash balances.

Capital Expenditures

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures out of cash provided by their respective operating activities and borrowings under the Company’s credit facility, and anticipate that they will have sufficient cash flow to continue to do so.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of March 31, 2002, Publishing did not meet a financial test set out in the trust indentures for Publishing’s Senior Subordinated Notes. As a result, until and unless the test is met in the future, Publishing and its subsidiaries will be unable to make advances, pay dividends or make other distributions to the Company.

Although the amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

Other

Certain of the statements in this Form 10-Q may be deemed to be “forward looking” statements. Refer to the Company’s Annual Report on Form 10-K for a discussion of factors that may affect such statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint    Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $38.7 million in 2002 and $57.7 million in 2001. Management believes that newsprint prices could continue to show significant price variations in the future. During the first half of 2001, newsprint prices in North America were at their highest price per tonne since 1994 and 1995. However, the recessional climate in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint, resulted in a downward trend in prices during the second half of 2001. This downward trend has continued into the early part of 2002 and there are indications that prices will stabilize at their current levels. In the United Kingdom, newsprint prices payable by the Company in 2002 pursuant to longer-term contracts are less than the average prices paid in 2001. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during the three months ended March 31, 2002, a change in the price of newsprint of $50 per tonne would increase or decrease net income for the quarter by about $2.3 million.

     Total Return Equity Swap    Under the terms of the Total Return Equity Swap, a decline in the value of the Company’s share price could result in the Company having to issue additional shares or pay a cash settlement on any loss suffered by the counterparties to the swap contracts. A decrease in the Company’s share price of $1.00 per share would result in an amount due to the counterparties of approximately $7.0 million.

     Inflation    During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

     Interest Rates At March 31, 2002, the Company had no debt on which interest is calculated at floating rates. Interest paid to the banks under the Total Return Equity Swap is at floating rates. A 1% change in the interest rate would result in a change in interest costs, in respect of the Total Return Equity Swap, of $0.3 million for the quarter.

     Foreign Exchange Rates    A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the three months ended March 31, 2002, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported net loss for the three months ended March 31, 2002:

	Actual Average
	2002 Rate	Increase/Decrease

United Kingdom	$1.43/£	$500,000
Canada	$0.63/Cdn.$	$5,500,000

As a result of the sale of Canadian properties in 2000 and 2001, and the substantial liquidation of the investment in Canadian operations in 2002, the Company will be significantly less vulnerable to changes in the value of the Canadian dollar compared with the United States dollar.

In 2001, the Company sold Participations in Cdn. $756.8 million principal amount of CanWest debentures to a special purpose trust (“Participation Trust”). In respect of these debentures, based on the original Canadian principal amount, the Company will eventually be required to deliver to the Participation Trust, debentures with a principal amount equivalent to $490.5 million, which equates to a fixed rate of exchange of 0.6482 United States dollars to each Canadian dollar. At March 31, 2002, the accrued liability to the Participation Trust was $526.9 million and the corresponding CanWest debentures had a principal amount receivable of Cdn.$812.8 million. Given that the CanWest debentures are denominated in Canadian dollars, the Company entered into a forward foreign exchange contract to mitigate part of the currency exposure. The foreign currency contract requires the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. In March 2002, the Company sold Cdn. $199 million of its foreign currency contract at a time when the exchange rate was 0.6308. The Company entered into additional foreign currency contracts in March and April 2002 which require the Company to sell Cdn.$50 million and Cdn.$149 million on June 25, 2002 at forward rates of 0.6330 and 0.6331. A $0.05 change in the U.S. dollar to Canadian dollar exchange rate applied to the Cdn.$295.2 million ($185.0 million) unhedged portion of the obligation at March 31, 2002, would result in a $14.8 million change in the amount available for delivery to the Participation Trust.

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

HOLLINGER INTERNATIONAL INC.
Registrant

Date: May 15, 2002	By:	/s/ Jack A. Boultbee Jack A. Boultbee Executive Vice President