Form 10-Q
period 2002-06-30
HOLLINGER INTERNATIONAL INC
filed 2002-08-14
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☑	No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2002

Class A Common Stock par value $.01 per share	85,840,617 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Analysis about Market Risk	28

Item 5	Other Information	29

PART II	OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	32

	Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2002 and June 30, 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

		(Restated note 3(b))		(Restated note 3(b))

Operating revenues:
Advertising	$173,994	$209,770	$344,915	$440,054
Circulation	56,525	70,943	115,896	143,392
Job printing	5,019	6,525	8,809	13,841
Other	7,333	10,803	14,053	20,045

Total operating revenues	242,871	298,041	483,673	617,332

Operating costs and expenses:
Newsprint	37,074	55,850	75,770	113,529
Compensation costs	73,457	93,819	146,903	192,495
Stock-based compensation	95	(195)	95	(878)
Other operating costs	103,819	138,282	201,894	279,831
Infrequent items	94	1,672	271	3,855
Depreciation	8,746	9,655	17,530	18,756
Amortization (note 3(a))	2,504	9,182	5,494	18,369

Total operating costs and expenses	225,789	308,265	447,957	625,957

Operating income (loss)	17,082	(10,224)	35,716	(8,625)
Other income (expense):
Interest expense	(12,799)	(20,741)	(30,039)	(39,846)
Amortization of debt issue costs	(1,232)	(2,537)	(3,118)	(4,696)
Interest and dividend income	3,943	21,176	9,750	45,544
Other income (expense), net (note 6)	(4,871)	(14,897)	(76,482)	(5,084)

Total other income (expense)	(14,959)	(16,999)	(99,889)	(4,082)

Earnings (loss) before income taxes, minority interest, discontinued operation and extraordinary item	2,123	(27,223)	(64,173)	(12,707)
Provision for income taxes (recovery)	3,453	(2,940)	(551)	6,991

Loss before minority interest, discontinued operation and extraordinary item	(1,330)	(24,283)	(63,622)	(19,698)
Minority interest (recovery)	1,332	(7,872)	1,672	(4,265)

Loss before discontinued operation and extraordinary item	(2,662)	(16,411)	(65,294)	(15,433)
Discontinued operation, net of tax (note 3(b))	791	876	1,002	1,284

Loss before extraordinary item	(1,871)	(15,535)	(64,292)	(14,149)
Extraordinary loss on debt extinguishments, net of tax	(435)	—	(21,276)	—

Net loss	$(2,306)	$(15,535)	$(85,568)	$(14,149)

Basic loss per share before discontinued operation and extraordinary item	$(0.03)	$(0.18)	$(0.68)	$(0.20)

Diluted loss per share before discontinued operation and extraordinary item	$(0.03)	$(0.18)	$(0.68)	$(0.20)

Basic loss per share before extraordinary item	$(0.02)	$(0.17)	$(0.67)	$(0.19)

Diluted loss per share before extraordinary item	$(0.02)	$(0.17)	$(0.67)	$(0.19)

Basic net loss per share	$(0.02)	$(0.17)	$(0.89)	$(0.19)

Diluted net loss per share	$(0.02)	$(0.17)	$(0.89)	$(0.19)

Weighted average shares outstanding-basic	96,070	101,830	96,059	100,346

Weighted average shares outstanding-diluted	96,070	101,830	96,059	100,346

     See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Six Months Ended June 30, 2002 and June 30, 2001
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Net loss	$(2,306)	$(15,535)	$(85,568)	$(14,149)
Other comprehensive income (loss):
Unrealized gain on securities available for sale, net of taxes	16	56,649	258	38,841
Foreign currency translation adjustment	16,309	10,271	88,541	(35,447)

Comprehensive income (loss)	$14,019	$51,385	$3,231	$(10,755)

     See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2002 and December 31, 2001
(Amounts in Thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Restated note 3(b))
ASSETS
Current assets:
Cash and cash equivalents	$169,629	$479,514
Accounts receivable, net	216,374	199,338
Amounts due from related companies, net	22,094	32,228
Inventories	6,168	21,209
Prepaid expenses and other current assets	19,160	25,807
Assets of discontinued operation held for sale (note 3(b))	29,817	29,945

Total current assets	463,242	788,041
Investments	210,214	200,925
Property, plant and equipment, net of accumulated depreciation	301,385	308,685
Intangible assets, net of accumulated amortization	—	471,424
Goodwill	606,389	155,788
Non-compete agreements, net of accumulated amortization	5,775	7,658
Deferred financing costs and other assets	48,024	49,230

	$1,635,029	$1,981,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,739	$3,008
Accounts payable	95,009	95,909
Accrued expenses	120,158	133,454
Income taxes payable	315,867	290,587
Deferred revenue	43,216	38,456
Liabilities of discontinued operation held for sale (note 3(b))	4,453	5,588

Total current liabilities	581,442	567,002
Long-term debt, less current installments	517,871	809,652
Deferred income taxes	111,730	163,050
Other liabilities	87,781	91,713

Total liabilities	1,298,824	1,631,417

Minority interest	17,452	15,977

Redeemable preferred stock	8,997	8,582

Stockholders’ equity:
Convertible preferred stock	—	—
Class A common stock	966	968
Class B common stock	150	150
Additional paid-in capital	556,152	554,891
Accumulated other comprehensive loss	(82,577)	(171,376)
Retained earnings	22,602	132,693

	497,293	517,326
Class A common stock in treasury, at cost	(132,896)	(132,896)
Class A common stock in escrow	(54,641)	(58,655)

Total stockholders’ equity	309,756	325,775

	$1,635,029	$1,981,751

     See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and June 30, 2001

(Amounts in Thousands)
(Unaudited)

	2002	2001

		(Restated note 3(b))
Cash Flows From Operating Activities:
Net loss	$(85,568)	$(14,149)
Items not involving cash:
Depreciation and amortization	23,024	37,125
Amortization of debt issue costs	3,118	4,696
Minority interest	1,672	(4,265)
Gain (loss) on sale of investments	546	(55)
Gains on sales of assets	(4,790)	(56,465)
Non-cash interest income	(2,689)	(33,077)
Total Return Equity Swap	(4,935)	30,054
Foreign currency translation loss	78,217	—
Assets and liabilities of discontinued operation	(508)	391
Other non-cash items	(746)	(2,311)
Changes in working capital, net	(2,856)	(11,511)

Cash provided by (used in) operating activities	4,485	(49,567)

Cash Flows From Investing Activities:
Capital expenditures	(13,537)	(17,493)
Additions to investments and other assets	(9,292)	(45,821)
Proceeds from disposal of investments and assets	10,746	85,852

Cash provided by (used in) investing activities	(12,083)	22,538

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	67,394
Repayments of long-term debt	(292,756)	(3,882)
Changes in amounts due from related companies	4,549	—
Dividends and distributions to minority interests	(917)	(12,983)
Cash dividends paid	(19,744)	(28,957)
Other financing activities	459	3,476

Cash provided by (used in) financing activities	(308,409)	25,048

Effect of exchange rate changes on cash	6,122	787

Net decrease in cash and cash equivalents	(309,885)	(1,194)
Cash and cash equivalents at beginning of period	479,514	137,671

Cash and cash equivalents at end of period	$169,629	$136,477

Cash paid for interest	$37,614	$36,714

Cash paid for taxes	$4,045	$34,959

     See accompanying notes to condensed consolidated financial statements.

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

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at June 30, 2002 owned approximately 29.7 % of the combined equity and approximately 70.8 % of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

     The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries and other controlled entities. At June 30, 2002 the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87%.

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation as described in Note 3 (b) below.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

The transitional provisions of SFAS No. 142 also require the Company to assess whether goodwill is impaired as of January 1, 2002. As a result of this transitional impairment test, the Company has determined that the carrying amounts of certain of the Company’s Canadian Newspapers and of certain of the properties of the Jerusalem Post are in excess of their estimated fair value. The goodwill recorded in respect of these operations approximates $36.0 million. The Company will determine the extent of the transitional impairment no later than December 31, 2002. Any transitional impairment will be recognized as of January 1, 2002 as a cumulative effect of a change in accounting principle. The Company has determined that the fair value of all other reporting units is in excess of the respective carrying amounts.

Effective January 1, 2002, the Company had unamortized goodwill in the amount of $592.2 million, which is no longer being amortized. This amount is before any reduction for the transitional impairment. This change in accounting policy cannot be applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy were applied to the reported consolidated statements of operations for the three months and the six months ended June 30, 2001, the impact of the change, in respect of goodwill and intangible assets with indefinite useful lives not being amortized, would be as follows:

	Three months	Six months
	ended	ended
	June 30, 2001	June 30, 2001

	(In thousands)	(In thousands)

Net loss — as reported	($15,535)	($14,149)
Add goodwill amortization, net of income tax and minority interest	5,083	10,378

Adjusted net loss	($10,452)	($3,771)

Basic net loss per share — as reported	($0.17)	($0.19)

Basic adjusted net loss per share	($0.12)	($0.08)

Diluted net loss per share — as reported	($0.17)	($0.19)

Diluted adjusted net loss per share	($0.12)	($0.08)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Goodwill as of June 30, 2002, as allocated by reportable segment, is as follows:

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
(In thousands)	Group	Group	Group	Group	Total

Goodwill	$222,817	$20,079	$342,590	$20,903	$606,389

The Company’s amortized intangible assets consist of non-competition agreements with former owners of acquired newspapers which are amortized using the straight-line method over the term of the respective non-competition agreements, which range from 3 to 5 years. The components of intangible assets at June 30, 2002 are as follows:

	Gross
	Carrying	Accumulated	Net Book
(In thousands)	Amount	Amortization	Value

Amortizable Intangible Assets Non-competition agreements	$11,500	$5,725	$5,775

Amortization of non-competition agreements for the three months ended June 30, 2002 and 2001 was $941,000 and $941,000, respectively, and for the six months ended June 30, 2002 and 2001 was $1,883,000 and $1,883,000, respectively. Future amortization of non-competition agreements is as follows: 2002 (in total) — $3,766,000, 2003 — $3,767,000, 2004 — $100,000 and 2005 — $25,000.

There were no significant changes in the carrying amount in local currency of goodwill or non-competition agreements during the six months ended June 30, 2002.

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

At June 30, 2002, the Company’s Business Information Group (“BIG”), which publishes trade magazines in Canada, was held for sale in accordance with the provisions of SFAS No. 144. Accordingly, assets, liabilities and the results of operations of BIG have been classified as discontinued, and prior period results have been restated. BIG is a component of the Company’s Canadian Newspaper Group segment.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

The results of operation of this discontinued operation are as follows:

	Three months ended June 30		Six months ended June 30

(In thousands)	2002	2001	2002	2001

Revenue	$7,906	$8,132	$14,067	$15,191

Earnings before income taxes and minority interest	$1,402	$1,593	$1,721	$2,236
Income tax	(511)	(600)	(602)	(797)
Minority interest	(100)	(117)	(117)	(155)

Net earnings from discontinued operation	$791	$876	$1,002	$1,284

Business units which were disposed of in fiscal 2001 did not meet the criteria to be reported as discontinued operations under Accounting Principles Board Opinion No. 30 which was applicable for 2001. Accordingly, the discontinued operation as restated, includes only assets, liabilities and results of operations of BIG. No loss on disposal has been recorded as the estimated fair value of the assets held for sale exceeds their carrying value. A gain on disposal will be recorded in the period in which the sale is consummated, net of income taxes and minority interest. The major classes of assets and liabilities of the discontinued operation included in the consolidated balance sheets are as follows:

	June 30	December 31
(In thousands)	2002	2001

Assets of Discontinued Operation held for sale Accounts receivable	$2,843	$4,104
Prepaid expenses	160	84
Property, plant and equipment (net of accumulated depreciation)	660	587
Goodwill (net of accumulated amortization)	26,154	25,170

Total Assets	$29,817	$29,945

	June 30	December 31
(In thousands)	2002	2001

Liabilities of Discontinued Operation held for sale Accounts payable	$352	$1,188
Accrued expenses	676	1,237
Deferred revenue	2,998	2,752
Other liabilities	427	411

Total Liabilities	$4,453	$5,588

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 4 — Earnings per share

     The following table reconciles the numerator and denominator for the calculation of basic and diluted loss per share before discontinued operations and extraordinary items for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Loss before discontinued operation and extraordinary item	$(2,662)
Add dividends:
Series E Preferred Stock	(67)

Basic EPS
Loss before discontinued operation and extraordinary item available to common stockholders	(2,729)	96,070	$(0.03)
Effect of dilutive securities None
None	—	—

Diluted EPS
Loss before discontinued operation and extraordinary item available to common stockholders	$(2,729)	96,070	$(0.03)

	Three Months Ended June 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(in thousands)
Loss before discontinued operation	$(16,411)
Deduct dividends:
Convertible preferred stock	(2,137)
Series E Preferred Stock	(127)

Basic EPS
Loss before discontinued operation available to common stockholders	(18,675)	101,830	$(0.18)
Effect of dilutive securities
None	—	—

Diluted EPS
Loss before discontinued operation available to common stockholders	$(18,675)	101,830	$(0.18)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Six Months Ended June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Loss before discontinued operation and extraordinary item	$(65,294)
Add dividends:
Series E Preferred Stock	(151)

Basic EPS
Loss before discontinued operation and extraordinary item available to common stockholders	(65,445)	96,059	$(0.68)
Effect of dilutive securities

None	—	—

Diluted EPS
Loss before discontinued operation and extraordinary item available to common stockholders	$(65,445)	96,059	$(0.68)

	Six Months Ended June 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Earnings before discontinued operation	$(15,443)
Deduct dividends:
Convertible preferred stock	(4,274)
Series E Preferred Stock	(251)

Basic EPS
Loss before discontinued operation available to common stockholders	(19,958)	100,346	$(0.20)
Effect of dilutive securities
None

Diluted EPS
Loss before discontinued operation available to common stockholders	$(19,958)	100,346	$(0.20)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 5 — Segment Information

     The Company operates principally in the business of publishing, printing and distributing of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Community Group includes the results of the Jerusalem Post and the results of the last remaining United States community newspaper property which was sold in August 2001. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), Hollinger L.P. and until August 31, 2001, The National Post Company (“National Post”). On September 1, 2001, the Company sold its 50% interest in National Post. During 2001 HCPH Co. (formerly Hollinger Canadian Publishing Holdings Inc.) became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc. (“Southam”)). Segment information for the three and six months ended June 30, 2001 has been restated in accordance with the adoption of SFAS No. 144 previously described in Note 3(b). The following is a summary of the segments of the Company:

	Three months ended June 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

			(in thousands)
Revenues	$113,464	$3,877	$114,458	$11,072	$—	$242,871
Depreciation and amortization	$7,144	$405	$3,019	$291	$391	$11,250
Operating income (loss), excluding infrequent items and stock-based compensation	$14,264	$(672)	$9,106	$(713)	$(4,714)	$17,271
Equity in loss of affiliates	$(359)	$—	$(408)	$—	$(129)	$(896)

	Six months ended June 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

			(in thousands)
Revenues	$218,199	$7,102	$237,997	$20,375	$—	$483,673
Depreciation and amortization	$14,773	$772	$6,126	$577	$776	$23,024
Operating income (loss), excluding infrequent items and stock-based compensation	$19,151	$(1,858)	$31,525	$(2,977)	$(9,759)	$36,082
Equity in loss of affiliates	$(768)	$—	$(1,172)	$—	$(129)	$(2,069)
Total assets	$542,757	$39,254	$601,052	$135,212	$316,754	$1,635,029
Capital expenditures	$6,571	$3,680	$2,653	$616	$17	$13,537

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

	Three months ended June 30, 2001

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

			(in thousands)
Revenues	$115,451	$5,377	$115,912	$61,301	$—	$298,041
Depreciation and amortization	$9,153	$489	$4,814	$3,781	$600	$18,837
Operating income (loss), excluding infrequent items and stock-based compensation	$8,126	$(713)	$808	$(10,839)	$(6,129)	$(8,747)
Equity in loss of affiliates	$(2,003)	$—	$(863)	$—	$—	$(2,866)

	Six months ended June 30, 2001

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

			(in thousands)
Revenues	$223,598	$10,281	$259,821	$123,632	$—	$617,332
Depreciation and amortization	$18,098	$1,036	$9,283	$7,739	$969	$37,125
Operating income (loss), excluding infrequent items and stock-based compensation	$5,218	$(2,044)	$26,056	$(25,108)	$(9,770)	$(5,648)
Equity in loss of affiliates	$(2,265)	$—	$(8,103)	$—	$—	$(10,368)
Total assets	$611,024	$60,314	$520,268	$507,798	$990,054	$2,689,458
Capital expenditures	$5,522	$197	$9,751	$1,823	$200	$17,493

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Note 6 — Other Income (Expense), net

	Three months ended June 30		Six months ended June 30

(In thousands)	2002	2001	2002	2001

Foreign exchange gain (loss)	$2,812	$289	($80,134)	$96
Equity in loss of affiliates	(896)	(2,866)	(2,069)	(10,368)
Total Return Equity Swap gain (loss)	(6,167)	(11,358)	2,358	(37,616)
Net gains on sales of publishing interests	0	9,566	0	58,321
Net gains on sales of assets	33	0	5,466	0
Write-down of investments	(152)	(10,000)	(1,484)	(15,352)
Other	(501)	(528)	(619)	(165)

	($4,871)	($14,897)	($76,482)	($5,084)

During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (note 7). As a result of the substantial reduction of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78,217,000 have been included in net earnings during the six months ended June 30, 2002. These foreign exchange losses have accumulated since the Company’s original investment in the Canadian Newspaper Group and, until realized through the substantial reduction of the Company’s net investment, had been included in the accumulated other comprehensive income component of stockholders’ equity. Of the above $78,217,000 foreign exchange loss expensed in the six months ended June 30, 2002, $72,037,000 is not deductible for income tax purposes.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued

(Unaudited)

Note 7 — Long-term Debt

On February 14, 2002, Hollinger International Publishing Inc. (Publishing) commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated February 14, 2002. Under the terms of the offer, the Company offered to purchase the outstanding notes at a price to be determined three business days prior to the expiration date of the tender offer by reference to a fixed spread of 87.5 basis points over the yield to maturity of the 7.50% U.S. Treasury Notes due February 15, 2005, plus accrued and unpaid interest up to but not including the day of payment for the notes. The purchase price totalled $1,101.34 for each $1,000 principal amount of notes. Included in the purchase price was a consent payment equal to $40 per $1,000 principal amount of the notes, payable to those holders who validly consented to the proposed amendments to the indenture governing the notes. In connection with the tender offer, the Company solicited consents from the holders of the notes to amend the indenture governing the notes by eliminating most of the restrictive provisions. On March 15, 2002, $248.9 million in the aggregate principal amount had been validly tendered pursuant to the offer and on March 18, 2002, these noteholders were paid out in full. In addition, during the six months ended June 30, 2002, Publishing purchased for retirement an additional $6.1 million in aggregate principal amount of the 8.625% Senior Notes due 2005, $10.1 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2006 and $25.0 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2007.

The total principal amount of the Publishing Senior and Senior Subordinated Notes retired during the six months ended June 30, 2002 was $290.0 million. The premiums paid to retire the debt totalled $27.1 million which together with a write-off of $8.3 million of related deferred financing costs have been included in extraordinary items, net of income tax.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

The Company’s business is concentrated in the publishing, printing and distributing of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Jerusalem Post and in 2001, one U.S. community newspaper until it was sold in August 2001. The U.K. Newspaper Group includes the operating results of the Telegraph, its subsidiaries and joint ventures. The Canadian Newspaper Group consists of the operations of HCPH Co., the Company’s 87% investment in Hollinger L.P. and until it was sold September 1, 2001, a 50% interest in National Post.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as described in Note 3(a) to the Condensed Consolidated Financial Statements. The new standard requires that goodwill and intangible assets with indefinite useful lives, no longer be amortized but instead be tested for impairment at least annually. This change in accounting policy cannot be applied retroactively and the amounts presented for prior periods have not been restated for the change.

Also effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as described in Note 3(b) to the Condensed Consolidated Financial Statements. At June 30, 2002, the Company’s Business Information Group, which publishes trade magazines in Canada was held for sale in accordance with the provisions of SFAS No. 144 and, accordingly, the operating results thereof have been classified as discontinued and prior period results have been restated.

CONSOLIDATED RESULTS OF OPERATIONS

A net loss in the second quarter 2002 amounted to $2.3 million or a loss of $0.02 per share compared with a net loss of $15.5 million or a loss of $0.17 per share in 2001. A net loss in the six months ended June 30, 2002 amounted to $85.6 million or a loss of $0.89 per share compared with a net loss of $14.1 million or a loss of $0.19 per share in 2001.

In the second quarter 2002, the loss before discontinued operations and extraordinary items was $2.7 million or a loss of $0.03 per share compared with a loss of $16.4 million or a loss of $0.18 per share in 2001. For the six months ended June 30, 2002, the loss before discontinued operations and extraordinary items was $65.3 million or a loss of $0.68 per share compared with a loss of $15.4 million or a loss of $0.20 per share in 2001.

There were a number of infrequent, unusual and non-recurring items affecting the results of both years. In second quarter 2002, infrequent, unusual and non-recurring items, after tax and minority interest amounted to a loss of $5.9 million and primarily included a $6.2 million loss before tax in respect of the Total Return Equity Swap, offset in part by a foreign exchange gain before tax of $3.2 million in respect of the Hollinger Participation Trust. In second quarter 2001, infrequent, unusual and non-recurring items after tax and minority interest amounted to a loss of $10.8 million and primarily included a $9.6 million gain before tax on the sale of certain Canadian properties, $1.5 million before tax of duplicative start-up costs related to the new printing facility in Chicago, a $10.0 million before tax write-down of investments and an $11.4 million before tax accounting loss in respect of the Total Return Equity Swap.

In the six months ended June 30, 2002, infrequent, unusual and non-recurring items, after tax and minority interest amounted to a loss of $91.7 million and primarily included foreign exchange losses before tax of $78.8 million, an extraordinary loss after tax of $21.3 million related to the early retirement of debt, partly reduced by a $2.4 million gain before tax in respect of the Total Return Equity Swap and a $5.5 million gain before tax on asset sales. Included in the $78.8 million foreign exchange losses is $78.2 million related to the substantial liquidation of the Company’s investment in the Canadian Newspaper Group. During March 2002, substantial Canadian dollar cash balances held by the Canadian Newspaper Group were distributed to Hollinger International Inc., converted to United States dollars and used to reduce long-term debt. As a result of this substantial liquidation of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78.2 million are included in the first quarter 2002 net loss. These foreign exchange losses have accumulated since the Company’s original investment in the Canadian Newspaper Group and, until realized in the first quarter, had been included in the accumulated other comprehensive income component of stockholders’ equity. Of the $78.2 million expensed, $72.0 million is not deductible for income tax purposes. In the six months ended June 30, 2001, infrequent, unusual and non-recurring items after tax and minority interest amounted to a loss of $16.4 million and primarily consisted of a $58.3 million gain before tax on the sale of certain Canadian operations, a $37.6 million loss before tax in respect of the Total Return Equity Swap, a $15.4 million before tax write-down of investments, a $7.0 million before tax equity accounting loss in Interactive Investor International and $3.6 million before tax of duplicative start-up costs related to the new printing facility in Chicago.

Net earnings from comparable operations, which excludes infrequent, unusual and non-recurring items and also excludes discontinued operations and extraordinary items amounted to $3.6 million or $0.04 per diluted share in second quarter 2002 compared with a net loss of $4.8 million or a loss of $0.04 per diluted share in 2001. Net earnings from comparable operations for the six months ended June 30, 2002 amounted to $6.1 million or $0.06 per diluted share compared with $2.3 million or $0.02 per diluted share in 2001.

Operating revenue in second quarter 2002 was $242.9 million compared with $298.0 million in 2001 and for the six months ended June 30 was $483.7 million in 2002 compared with $617.3 million in 2001. The reduction in operating revenue in 2002 results primarily from the sales of Canadian properties in 2001 but is also due to lower operating revenue at both the U.K. Newspaper Group and Chicago Group.

Operating income in second quarter 2002 was $17.1 million compared with an operating loss of $10.2 million in 2001 and for the six months ended June 30 was $35.7 million in 2002 compared with an operating loss of $8.6 million in 2001. The improvement in year over year operating income primarily results from improved operating results at the Chicago Group and U.K. Newspaper Group, the 2001 sale of the National Post, which incurred significant operating losses in the second quarter and six months ended June 30, 2001 and the adoption on January 1, 2002 of SFAS No. 142 which resulted in goodwill not being amortized subsequent to January 1, 2002. Amortization of intangibles with indefinite useful lives, excluding amortization of the discontinued operation, approximated $6.4 million in second quarter 2001 and for the six months ended June 30, 2001 approximated $13.3 million. The above increases to operating income were reduced by the sale in 2001 of Canadian newspapers which contributed operating income in 2001.

Interest and dividend income in second quarter 2002 amounted to $3.9 million compared with $21.2 million in 2001, a decrease of $17.3 million. Interest and dividend income for the six months ended June 30, 2002 amounted to $9.8 million compared with $45.5 million in 2001, a decrease of $35.7 million. Interest and dividend income in 2001 included interest on debentures issued by a subsidiary of CanWest Global Communications Corp. (“CanWest”) and a dividend on CanWest shares. In September 2001, CanWest temporarily suspended its semi-annual dividend. In the latter part of 2001, all of the shares were sold and participation interests were sold in nearly all of the debentures resulting in significantly lower interest income in 2002. Most of the proceeds from the disposal of the

CanWest investments were retained as short-term investments at low rates of interest until March 2002 when a portion of the Company’s long-term debt was retired.

Interest expense in the second quarter 2002 amounted to $12.8 million compared with $20.7 million in 2001, and for the six months ended June 30, 2002 amounted to $30.0 million compared with $39.8 million in 2001, decreases of $7.9 million and $9.8 million, respectively. The lower interest expense in 2002 primarily results from the retirement of a portion of long-term debt in 2001 and in March 2002.

Net other expenses in the second quarter of 2002 amounted to $4.9 million and primarily included a loss on the Total Return Equity Swap of $6.2 million offset in part by a $3.2 million foreign exchange gain in respect of the Hollinger Participation Trust. Net other expenses in the second quarter of 2001 amounted to $14.9 million and primarily included a loss on the Total Return Equity Swap of $11.4 million and a $10.0 million write-down of investments offset in part by a $9.6 million gain on sale of certain Canadian properties. Net other expenses in the six months ended June 30, 2002 amounted to $76.5 million and primarily included foreign exchange losses of $80.1 million, which mainly related to the substantial reduction of the Company’s investment in the Canadian Newspaper Group reduced by a gain on the Total Return Equity Swap of $2.4 million and net gains on sales of assets totalling $5.5 million. Net other expenses in the six months ended June 30, 2001 amounted to $5.1 million and primarily included a loss on the Total Return Equity Swap of $37.6 million, net gains on sales of publishing interests of $58.3 million, equity losses in investments of $10.4 million and the write-down of investments of $15.4 million.

Minority interest in second quarter 2002 totaled $1.3 million compared to a recovery of $7.9 million in 2001. Minority interest in the six months ended June 30, 2002 totaled $1.7 million compared to a recovery of $4.3 million in 2001. Minority interest in 2002 primarily represents the minority share of net earnings of Hollinger L.P. In 2001 minority interest included the minority’s share of the National Post loss offset by the minority share of net earnings of Hollinger L.P., including the minority’s share of the gain on sale of Canadian properties.

Discontinued operations, net of tax, in the second quarter 2002 was $0.8 million compared with $0.9 million in 2001. For the six months ended June 30, 2002 discontinued operations, net of tax was $1.0 million compared with $1.3 million in 2001. This represents the operating results of the Business Information Group held for sale.

Extraordinary items, net of tax, in the second quarter 2002 totaled $0.4 million and in the six months ended June 30, 2002 totaled $21.3 million. The extraordinary item represented the cost of retiring a portion of the Company’s long-term debt including the premium paid for early retirement and the write-off of the unamortized deferred finance costs related to the retired debt.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(dollar amounts in thousands)		(dollar amounts in thousands)
Operating revenues:
Chicago Group	$113,464	$115,451	$218,199	$223,598
Community Group	3,877	5,377	7,102	10,281
U.K. Newspaper Group	114,458	115,912	237,997	259,821
Canadian Newspaper Group	11,072	61,301	20,375	123,632
Investment and Corporate Group	—	—	—	—

Total operating revenue	$242,871	$298,041	$483,673	$617,332

Operating income (loss), excluding infrequent items and stock-based compensation:
Chicago Group	$14,264	$8,126	$19,151	$5,218
Community Group	(672)	(713)	(1,858)	(2,044)
U.K. Newspaper Group	9,106	808	31,525	26,056
Canadian Newspaper Group	(713)	(10,839)	(2,977)	(25,108)
Investment and Corporate Group	(4,714)	(6,129)	(9,759)	(9,770)

Total operating income (loss), excluding infrequent items and stock-based compensation	$17,271	$(8,747)	$36,082	$(5,648)

EBITDA:
Chicago Group	$21,408	$17,279	$33,924	$23,316
Community Group	(267)	(224)	(1,086)	(1,008)
U.K. Newspaper Group	12,125	5,622	37,651	35,339
Canadian Newspaper Group	(422)	(7,058)	(2,400)	(17,369)
Investment and Corporate Group	(4,323)	(5,529)	(8,983)	(8,801)

Total EBITDA	$28,521	$10,090	$59,106	$31,477

Operating revenues:
Chicago Group	46.7%	38.7%	45.1%	36.2%
Community Group	1.6%	1.8%	1.5%	1.7%
U.K. Newspaper Group	47.1%	38.9%	49.2%	42.1%
Canadian Newspaper Group	4.6%	20.6%	4.2%	20.0%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss), excluding infrequent items and stock-based compensation:
Chicago Group	82.6%	-93.0%	53.1%	-92.4%
Community Group	-3.9%	8.2%	-5.1%	36.2%
U.K. Newspaper Group	52.7%	-9.2%	87.3%	-461.3%
Canadian Newspaper Group	-4.1%	123.9%	-8.3%	444.5%
Investment and Corporate Group	-27.3%	70.1%	-27.0%	173.0%

Total operating income (loss), excluding infrequent items and stock-based compensation	100.0%	100.0%	100.0%	100.0%

EBITDA:
Chicago Group	75.1%	171.3%	57.4%	74.1%
Community Group	-0.9%	-2.2%	-1.8%	-3.2%
U.K. Newspaper Group	42.5%	55.7%	63.7%	112.3%
Canadian Newspaper Group	-1.5%	-70.0%	-4.1%	-55.2%
Investment and Corporate Group	-15.2%	-54.8%	-15.2%	-28.0%

Total EBITDA	100.0%	100.0%	100.0%	100.0%

EBITDA Margin:
Chicago Group	18.9%	15.0%	15.5%	10.4%
Community Group	Neg.	Neg.	Neg.	Neg.
U.K. Newspaper Group	10.6%	4.9%	15.8%	13.6%
Canadian Newspaper Group	Neg.	Neg.	Neg.	Neg.
Investment and Corporate Group	N/A	N/A	N/A	N/A
Total EBITDA Margin	11.7%	3.4%	12.2%	5.1%

     See Notes on page 22

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(dollar amounts in thousands)		(dollar amounts in thousands)
Chicago Group
Operating revenue
Advertising	$87,885	$89,066	$167,265	$170,315
Circulation	22,852	23,139	45,704	46,676
Job printing and other	2,727	3,246	5,230	6,607

Total operating revenue	113,464	115,451	218,199	223,598

Operating costs
Newsprint	15,519	19,540	32,314	38,426
Compensation costs	42,645	44,584	85,698	91,182
Other operating costs	33,892	34,048	66,263	70,674
Depreciation	4,640	4,128	9,279	8,188
Amortization	2,504	5,025	5,494	9,910

Total operating costs	99,200	107,325	199,048	218,380

Operating income, excluding infrequent items and stock-based compensation	$14,264	$8,126	$19,151	$5,218

Community Group
Operating revenue
Advertising	$1,023	$1,743	$2,009	$3,328
Circulation	1,427	1,948	2,972	3,987
Job printing and other	1,427	1,686	2,121	2,966

Total operating revenue	3,877	5,377	7,102	10,281

Operating costs
Newsprint	434	521	895	1,042
Compensation costs	1,888	2,445	3,783	4,756
Other operating costs	1,822	2,635	3,510	5,491
Depreciation	405	254	772	565
Amortization	—	235	—	471

Total operating costs	4,549	6,090	8,960	12,325

Operating loss, excluding infrequent items and stock-based compensation	$(672)	$(713)	$(1,858)	$(2,044)

U.K. Newspaper Group
Operating revenue
Advertising	$77,032	$77,759	$160,966	$183,641
Circulation	31,210	33,444	65,162	66,596
Job printing and other	6,216	4,709	11,869	9,584

Total operating revenue	114,458	115,912	237,997	259,821

Operating costs
Newsprint	19,800	23,737	39,985	49,440
Compensation costs	22,547	23,355	44,612	47,025
Other operating costs	59,986	63,198	115,749	128,017
Depreciation	3,019	2,567	6,126	4,731
Amortization	—	2,247	—	4,552

Total operating costs	105,352	115,104	206,472	233,765

Operating income, excluding infrequent items and stock-based compensation	$9,106	$808	$31,525	$26,056

     See notes on page 22

Canadian Newspaper Group
Operating revenue
Advertising	$8,054	$41,202	$14,675	$82,770
Circulation	1,036	12,412	2,058	26,133
Job printing and other	1,982	7,687	3,642	14,729

Total operating revenue	11,072	61,301	20,375	123,632

Operating costs
Newsprint	1,321	12,052	2,576	24,621
Compensation costs	5,622	22,487	11,250	47,617
Other operating costs	4,551	33,820	8,949	68,763
Depreciation	291	2,276	577	4,643
Amortization	—	1,505	—	3,096

Total operating costs	11,785	72,140	23,352	148,740

Operating loss, excluding infrequent items and stock-based compensation	$(713)	$(10,839)	$(2,977)	$(25,108)

Investment and Corporate Group
Operating revenue
Advertising	$—	$—	$—	$—
Circulation	—	—	—	—
Job printing and other	—	—	—	—

Total operating revenue	—	—	—	—

Operating costs
Newsprint	—	—	—	—
Compensation costs	755	948	1,560	1,915
Other operating costs	3,568	4,581	7,423	6,886
Depreciation	391	430	776	629
Amortization	—	170	—	340

Total operating costs	4,714	6,129	9,759	9,770

Operating loss, excluding infrequent items and stock-based compensation	$(4,714)	$(6,129)	$(9,759)	$(9,770)

     See notes on page 22

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	Percentage	Percentage	Percentage	Percentage

Chicago Group
Operating revenue
Advertising	77.5%	77.2%	76.7%	76.2%
Circulation	20.1%	20.0%	20.9%	20.9%
Job printing and other	2.4%	2.8%	2.4%	2.9%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	13.7%	16.9%	14.8%	17.2%
Compensation costs	37.6%	38.6%	39.2%	40.8%
Other operating costs	29.9%	29.5%	30.4%	31.6%
Depreciation	4.1%	3.6%	4.3%	3.7%
Amortization	2.2%	4.4%	2.5%	4.4%

Total operating costs	87.5%	93.0%	91.2%	97.7%

Operating income, excluding infrequent items and stock-based compensation	12.5%	7.0%	8.8%	2.3%

Community Group
Operating revenue
Advertising	26.4%	32.4%	28.3%	32.4%
Circulation	36.8%	36.2%	41.8%	38.8%
Job printing and other	36.8%	31.4%	29.9%	28.8%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	11.2%	9.7%	12.6%	10.1%
Compensation costs	48.7%	45.5%	53.3%	46.3%
Other operating costs	47.0%	49.0%	49.4%	53.4%
Depreciation	10.4%	4.7%	10.9%	5.5%
Amortization	0.0%	4.4%	0.0%	4.6%

Total operating costs	117.3%	113.3%	126.2%	119.9%

Operating loss, excluding infrequent items and stock-based compensation	-17.3%	-13.3%	-26.2%	-19.9%

U.K. Newspaper Group
Operating revenue
Advertising	67.3%	67.1%	67.6%	70.7%
Circulation	27.3%	28.8%	27.4%	25.6%
Job printing and other	5.4%	4.1%	5.0%	3.7%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	17.3%	20.5%	16.8%	19.0%
Compensation costs	19.7%	20.2%	18.7%	18.1%
Other operating costs	52.4%	54.5%	48.7%	49.3%
Depreciation	2.6%	2.2%	2.6%	1.8%
Amortization	0.0%	1.9%	0.0%	1.8%

Total operating costs	92.0%	99.3%	86.8%	90.0%

Operating income, excluding infrequent items and stock-based compensation	8.0%	0.7%	13.2%	10.0%

     See notes on page 22

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	Percentage	Percentage	Percentage	Percentage

Canadian Newspaper Group
Operating revenue
Advertising	72.7%	67.2%	72.0%	66.9%
Circulation	9.4%	20.3%	10.1%	21.2%
Job printing and other	17.9%	12.5%	17.9%	11.9%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	11.9%	19.7%	12.6%	19.9%
Compensation costs	50.8%	36.7%	55.3%	38.5%
Other operating costs	41.1%	55.2%	43.9%	55.6%
Depreciation	2.6%	3.7%	2.8%	3.8%
Amortization	0.0%	2.4%	0.0%	2.5%

Total operating costs	106.4%	117.7%	114.6%	120.3%

Operating loss, excluding infrequent items and stock-based compensation	-6.4%	-17.7%	-14.6%	-20.3%

Notes :	1)	EBITDA and operating income exclude infrequent items and stock-based compensation.

	2)	Amounts in respect of the Canadian Newspaper Group for the six months ended June 30, 2001 have been restated in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s Canadian Business Information Group is classified as held for sale and its results have been presented as a discontinued operation. However, amounts for 2001 cannot be restated, to present as discontinued operations, those business units disposed of in 2001 and the results presented above reflect the results of such operations to the dates of disposal.

	3)	The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. With the adoption of SFAS No. 142, goodwill and certain intangibles are no longer being amortized. In accordance with SFAS No. 142, results for the six months ended June 30, 2001 have not been restated, and therefore include amortization of intangibles, including goodwill, as previously reported.

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $113.5 million in second quarter 2002 and $218.2 million in the six months ended June 30, 2002 compared with $115.5 million and $223.6 million in 2001, decreases of $2.0 million or 1.7 % and $5.4 million or 2.4%, respectively. Advertising revenue was $87.9 million in second quarter 2002 and $167.3 million in the six months ended June 30, 2002 compared with $89.1 million and $170.3 million in 2001, decreases of $1.2 million or 1.3% and $3.0 million or 1.8%, respectively. The second quarter decrease results almost entirely from lower retail advertising revenue with national and classified advertising revenues being relatively stable year over year. Increased classified advertising revenue in the real estate and automotive sectors offset lower revenues from recruitment advertising.

Circulation revenue was $22.9 million in second quarter 2002 and $45.7 million in the six months ended June 30, 2002 compared with $23.1 million and $46.7 million in 2001, decreases of $0.2 million or 1.2% and $1.0 million or 2.0%, respectively. The decreases were primarily as a result of price discounting. Printing and other revenue was $2.7 million in second quarter 2002 and $5.2 million in the six months ended June 30, 2002 compared with $3.2 million and $6.6 million in 2001, decreases of $0.5 million and $1.4 million, respectively.

Total operating costs, excluding infrequent items, in second quarter 2002 were $99.2 million and in the six months ended June 30, 2002 were $199.0 million compared with $107.3 million and $218.4 million in 2001, decreases of $8.1 million and $19.4 million, respectively.

Newsprint expense in the second quarter was $15.5 million compared with $19.5 million in 2001, a decrease of $4.0 million or 20.6% in the quarter. Total newsprint consumption in the quarter increased approximately 3.0% compared with the second quarter 2001, but the average cost per tonne of newsprint in the second quarter 2002 was approximately 24.0% lower than in the second quarter 2001. Newsprint expense in the six months ended June 30, 2002 was $32.3 million compared with $38.4 million in 2001, a decrease of $6.1 million. Compensation costs in second quarter 2002 were $42.6 million and in the six months ended June 30, 2002 were $85.7 million compared with $44.6 million and $91.2 million in 2001, decreases of $2.0 million or 4.4% and $5.5 million or 6.0%, respectively. The decreases primarily result from staff reductions which took effect during 2001. Other operating costs in second quarter 2002 were $33.9 million and in the six months ended June 30, 2002 were $66.3 million compared with $34.0 million and $70.7 million in 2001, decreases of $0.1 million or 0.5% and $4.4 million or 6.2%, respectively. The decrease in other operating costs resulted from general cost reductions across all areas. Amortization in the second quarter 2002 was $2.5 million and in the six months ended June 30, 2002 was $5.5 million compared with $5.0 million and $9.9 million in 2001, reductions of $2.5 million and $4.4 million, respectively. The reductions primarily result from the adoption, effective January 1, 2002, of SFAS No. 142 which resulted in intangible assets with indefinite useful lives not being amortized in 2002. Approximately $2.2 million of amortization in the second quarter 2001 and $4.8 million in the six months ended June 30, 2001 related to such assets.

Operating income, excluding infrequent items in the second quarter 2002 totaled $14.3 million and in the six months ended June 30, 2002 totaled $19.2 million compared with $8.1 million and $5.2 million in 2001, increases of $6.2 million and $14.0 million, respectively. The increases result from lower newsprint, compensation and other operating costs and reduced amortization resulting from the adoption of SFAS No. 142, offset in part by lower operating revenue.

U.K. Newspaper Group

Operating revenues for the U.K. Newspaper Group were $114.5 million in second quarter 2002 compared with $115.9 million in 2001, a decrease of $1.4 million or 1.3%. In the six months ended June 30, 2002 operating revenues were $238.0 million compared with $259.8 million in 2001, a decrease of $21.8 million or 8.4%. In pounds sterling, operating revenues in second quarter 2002 were £78.3 million compared with £81.6 million in 2001, a decrease of £3.3 million or 4.1%. For the six months ended June 30 2002 operating revenues were £164.9 million compared with £180.3 million in 2001, a decrease of £15.4 million or 8.5%.

The decrease in operating revenue was mainly the result of lower advertising revenue, which, in local currency, was £52.7 million in second quarter 2002 compared with £54.7 million in 2001, a decrease of £2.0 million or 3.8%. Display advertising decreased by 3.0% in the second quarter year over year and this included a 1% decrease in financial advertising. In the six months ended June 30, 2002 advertising revenue, in local currency, was £111.5 million compared with £127.3 million in 2001, a decrease of £15.8 million or 12.4%.

Circulation revenue, in local currency, was £21.4 million in second quarter 2002 compared with £23.5 million in 2001, a decrease of £2.1 million or 9.2%. Circulation revenue in the second quarter has been reduced by a £2.2 million provision following a revised estimate of expected redemption rates for vouchers issued principally prior to second quarter 2002 to attract new sales. Excluding this provision, circulation revenue in second quarter 2002 was comparable to 2001. Increased revenue resulting from the increase to the price of The Daily Telegraph implemented in September 2001 has been offset by lower revenue from the change in the mix of sales between newsstand and subscribers. In the six months ended June 30, 2002 circulation revenue in local currency, was £45.2 million compared with £46.3 million in 2001, a decrease of £1.1 million or 2.4%.

Total operating costs, excluding infrequent items, in second quarter 2002 were $105.4 million and in the six months ended June 30, 2002 were $206.5 million compared with $115.1 million and $233.8 million in 2001, decreases of $9.7 million and $27.3 million, respectively.

Newsprint costs for the second quarter 2002, in local currency, were £13.5 million compared with £16.7 million in 2001, a decrease of £3.2 million or 19.0%. The decrease results from an 9.9% reduction in consumption due to lower pagination as a result of lower advertising revenue, and a 10.0% reduction in the average price per tonne of newsprint. In the six months ended June 30, 2002 newsprint costs, in local currency, were £27.7 million compared with £34.3 million in 2001, a decrease of £6.6 million or 19.4%.

Compensation costs for the second quarter 2002, in local currency, were £15.4 million compared with £16.4 million in 2001, a decrease of £1.0 million or 6.2%. In the six months ended June 30, 2002 compensation costs, in local currency, were £30.9 million compared with £32.7 million in 2001, a decrease of £1.8 million or 5.5%. The lower compensation costs in 2002 result primarily from reduced staff mainly in editorial.

Other operating expenses, in local currency, were £41.1 million in 2002 compared with £44.5 million in 2001, a reduction of £3.4 million or 7.6%. In the six months ended June 30, 2002 other operating costs in local currency, were £80.1 million compared with £88.9 million in 2001, a decrease of £8.8 million or 9.9%. The lower costs result from savings in most areas but particularly editorial and marketing.

Earnings before interest, taxes, other income (expense), depreciation and amortization (EBITDA) in second quarter 2002, in local currency, were £8.3 million in 2002 compared with £4.0 million in 2001, an increase of £4.3 million which was primarily the result of savings in newsprint, compensation and other operating expenses offset by lower advertising and circulation revenue. In the six months ended June 30, 2002 EBITDA, in local currency, was £26.2 million compared with £24.4 million in 2001, an increase of £1.8 million.

Operating income in second quarter 2001 of $0.8 million and for the six months ended June 30, 2001 of $26.1 million is after deduction of $2.2 million and $4.6 million, respectively, of amortization of goodwill, which, as a result of the adoption of SFAS No. 142 with effect from January 1, 2002, was not incurred in 2002.

Canadian Newspaper Group

Operating revenues in the Canadian Newspaper Group in second quarter 2002 were $11.1 million compared with $61.3 million in 2001 and for the six months ended June 30, 2002 were $20.4 million compared with $123.6 million in 2001. The operating loss, excluding infrequent items, was $0.7 million in second quarter 2002 compared with $10.8 million in 2001 and was $3.0 million in the six months ended June 30, 2002 compared with $25.1 million in 2001. The results for 2001 included the National Post and other Canadian newspaper properties, all of which were sold during 2001. These sales of newspapers accounted for the majority of the decrease in year over year operating revenue. The reduction in year over year operating loss also results from the sales of properties since the 2001 operating loss included the results of the National Post which reported an operating loss of Cdn.$20.6 million in second quarter 2001 and Cdn.$43.3 million in the six months ended June 30, 2001.

On a same store basis, operating revenues and operating income of the remaining operations, excluding infrequent items and the results of the Business Information Group which has been disclosed as a discontinued operation, were Cdn.$17.0 million and an operating loss of Cdn.$0.6 in second quarter 2002 compared with Cdn.$18.4 million and an operating loss of Cdn.$1.6 million in 2001. For the six months ended June 30, 2002 operating revenues and operating income on a same store basis were Cdn.$31.5 million and an operating loss of Cdn.$3.3 compared with Cdn.$33.8 million and an operating loss of Cdn.$4.9 million in 2001. Included in the operating losses in 2002 is a Cdn.$1.7 million expense in the second quarter and Cdn.$3.6 million expense in the six months ended June 30, 2002 in respect of employee benefit costs of retired former Southam employees. The same store operating loss for second quarter 2001 and the six months ended June 30, 2001 is after deducting Cdn.$0.3 million and Cdn.$0.6 million, respectively, in respect of amortization which under SFAS No. 142 was not incurred in 2002.

Community Group

Operating revenue and operating income for the Community Group was $3.9 million and a loss of $0.7 million in the second quarter 2002 compared with $5.4 million and a loss of $0.7 million in 2001. For the six months ended June 30, 2002 operating revenue and operating income was $7.1 million and a loss of $1.9 million compared with $10.3 million and a loss of $2.0 million in 2001. The results for 2001 include one U.S. Community Group newspaper which was sold in August 2001. This newspaper had operating revenue of $0.4 million and break even operating income in the second quarter 2001 and operating revenue of $0.7 million and an operating loss of $0.2 million in the six months ended June 30, 2001. In addition, amortization in the amount of $0.2 million in the second quarter and $0.4 million in the six months ended June 30 at the Jerusalem Post in 2001 was not incurred in 2002 as a result of SFAS No. 142.

Corporate Group

Operating costs of the Corporate Group, excluding infrequent items and stock-based compensation, were $4.7 million in second quarter 2002 compared with $6.1 million in 2001. In the six months ended June 30 operating costs were $9.8 million in each year. Costs in second quarter 2001 included a year-to-date adjustment for management fees charged to other operating divisions in first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At June 30, 2002, working capital, excluding debt obligations, was a deficiency of $115.5 million compared to working capital of $224.0 million at December 31, 2001. Current assets were $463.2 million at June 30, 2002 and $788.0 million at December 31, 2001. Current liabilities, excluding debt obligations, were $578.7 million at June 30, 2002, compared with $564.0 million at December 31, 2001. The reduction in working capital is primarily the result of reduced cash and cash equivalents since December 31, 2001. During the six months ended June 30, 2002, approximately $317.4 million of cash and cash equivalents, which included both principal repayment and related premiums, was used to retire some of the Company’s long-term debt. Included in current liabilities are income taxes that have been provided on gains on sales of assets computed on tax bases that result in higher gains for tax purposes than for accounting purposes. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the accounts.

The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock and its preferred stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company. As at June 30, 2002, the Company did not meet a financial test set out in the trust indentures for Publishing’s Senior and Senior Subordinated Notes. As a result, until and unless the test is met in the future, Publishing and its subsidiaries will be unable to borrow, make restricted investments, make advances, pay dividends or make other distributions to the Company. Meeting the test will depend on improvements in future income. The Company currently has sufficient cash to meet its current anticipated cash obligations.

Debt

Long-term debt, including the current portion, was $520.6 million at June 30, 2002 compared with $812.7 million at December 31, 2001. During the six months ended June 30, 2002, the Company retired $292.8 million principal amount of long-term debt.

EBITDA

EBITDA, which is the Company’s earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest, other income (expense), net, discontinued operations and extraordinary items was $28.3 million for second quarter 2002 compared with $8.6 million for second quarter 2001. For the six months ended June 30, 2002 EBITDA was $58.7 million compared with $28.5 million in 2001. The increased EBITDA results primarily from improved operating results at the Chicago Group and the U.K. Newspaper Group. In addition, 2001 included EBITDA from Canadian properties sold in 2001 and included an approximate $11.7 million EBITDA loss at National Post in the second quarter 2001and $24.6 million in the six months ended June 30, 2001. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Cash Flows

Cash flows provided by operating activities were $4.5 million in the six months ended June 30, 2002, compared with cash flows used in operating activities of $49.6 million in 2001. Excluding changes in working capital (other than cash), cash flows provided by operating activities were $7.3 million in 2002 and cash flows used in operating activities were $38.1 million in 2001. Improved EBITDA, as previously explained, and lower cash taxes partly reduced by the premium paid to early retire a portion of long-term debt resulted in improved year over year cash flows provided by operating activities, excluding changes in working capital.

Cash flows used in investing activities were $12.1 million in 2002 and cash flows provided by investing activities were $22.5 million in 2001. The cash flows provided by investing activities in 2001 resulted principally from the sale of UniMédia Company offset in part by additions to investments and capital expenditures.

Cash flows used in financing activities were $308.4 million in 2002 and cash flows provided by financing activities were $25.0 million in 2001. In 2002, the Company repaid $292.8 million of long-term debt primarily from available cash balances.

Capital Expenditures and Acquisition Financing

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Company’s credit facility.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of June 30, 2002, Publishing did not meet a financial test set out in the trust indentures for Publishing’s Senior and Senior Subordinated Notes. As a result, until and unless the test is met in the future, Publishing and its subsidiaries will be unable to make advances, pay dividends or make other distributions to the Company.

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

Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in Opinion 30 for classification as an extraordinary item, is required to be reclassified. The Company is required to adopt this Statement no later than its fiscal year beginning January 1, 2003. Management is currently evaluating the impact of adoption on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint   Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense in the six months ended June 30 amounted to $75.8 million in 2002 and $113.5 million in 2001. Management believes that newsprint prices may vary widely from time to time and could continue to show significant price variations in the future. During the first half of 2001, newsprint prices in North America were at their highest price per tonne since 1994 and 1995. However, the recessional climate in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint resulted in a downward trend in prices during the second half of 2001. This downward trend has continued into 2002 and there are indications that prices will stabilize at their current levels. In the United Kingdom, newsprint prices payable by the Company in 2002, which are subject to longer-term contracts, are less than the average prices paid in 2001. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during the six months ended June 30, 2002, a change in the price of newsprint of $50 per tonne would increase or decrease year-to-date net income by about $4.6 million.

     Total Return Equity Swap   Under the terms of the Total Return Equity Swap, a decline in the value of the Company’s share price could result in the Company having to issue additional shares or pay a cash settlement of any loss suffered by the counterparties to the swap contracts. A decrease in the Company’s share price of $1.00 per share would result in an increase in the amount due to the counterparties of approximately $7.0 million.

     Inflation   During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

     Interest Rates   At June 30, 2002, the Company had no debt on which interest is calculated at floating rates. Interest paid to the banks under the Total Return Equity Swap is at floating rates. A 1% change in the interest rate would result in a change in interest cost, in respect of the Total Return Equity Swap of $0.6 million year-to-date.

     Foreign Exchange Rates   A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the six months ended June 30, 2002, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported net loss for the six months ended June 30, 2002:

	Actual Average
	2002 Rate	Increase/Decrease

United Kingdom	$1.44/£	$608,000
Canada	$0.64/Cdn.$	$4,877,000

As a result of the sale of Canadian properties in 2000 and 2001, and the substantial reduction of investment in Canadian operations in 2002, the Company is significantly less vulnerable to changes in the value of the Canadian dollar compared with the United States dollar.

In 2001, the Company sold Participations in Cdn. $756.8 million principal amount of CanWest debentures to a special purpose trust (“Participation Trust”). In respect of these debentures, based on the original Canadian principal amount, the Company will eventually be required to deliver to the Participation Trust, including accrued interest, $490.5 million which equates to a fixed rate of exchange of 0.6482 United States dollars to each Canadian dollar. At June 30, 2002, the accrued liability to the Participation Trust is $542.6 million and the corresponding CanWest debentures had a principal amount receivable of Cdn.$837.0 million. Given that the CanWest debentures are denominated in Canadian dollars, the Company has entered into forward foreign exchange contracts to mitigate the currency exposure. The foreign currency contract requires the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. In March 2002, the Company sold Cdn. $199.0 million of its foreign currency contract at a time when the exchange rate was 0.6308. The Company entered into additional foreign currency contracts in March, April and May 2002 which required the Company to sell on June 25, 2002, a total of Cdn.$399.0 million at a combined average forward rate of 0.6378. These contracts were extended to July 26, 2002 at the forward rate of 0.6372 and further extended to September 6, 2002 at the forward rate of 0.6364.

At any time up to November 5, 2005, CanWest may elect to pay interest on the debentures by way of additional CanWest debentures. The Company has partly hedged the currency exposure which is anticipated to exist on May 15, 2003, being the date at which the debentures may be required to be transferred to the Participation Trust. As at June 30, 2002, the Canadian dollars required to be sold under such contracts are in excess of the current holdings of CanWest debentures, as the Company anticipates that additional debentures will be received in the future as payment in kind for the interest on the debentures. A $0.05 change in the U.S. dollar to Canadian dollar exchange rate applied to the Cdn.$29.7 million ($19.5 million) excess of the foreign exchange contracts over the principal amount of the CanWest debentures at June 30, 2002 would result in a $1.5 million change in the amount available for delivery to the Participation Trust.

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

Item 5. Other Information.

     The Ravelston Corporation Limited (“Ravelston”) has provided additional information regarding the ultimate recipients of the management fee paid pursuant to the management services agreement (the “Services Agreement”) between Ravelston and the Company. In addition, set out below is information regarding the ability of holders of the shares of Class A common stock of the Company (“Class A Shares”), other than Hollinger Inc., to participate in any transaction in which Hollinger Inc. were to sell its control position in the Company.

Management Fee and Directors’ Fees

     The Company’s independent Audit Committee reviews and approves the total amount of management fees payable to Ravelston. The Company does not determine the allocation of the management fee paid to Ravelston among its ultimate recipients. That allocation is determined by Ravelston. The Company has requested, and Ravelston provided, an allocation of the economic interest, direct or indirect though compensation arrangements, shareholdings or otherwise in the management fee paid during the year ended December 31, 2001 which can reasonably be attributed to the Chief Executive Officer of the Company and the other four most senior officers of the Company whose salaries and bonuses for the year ended December 31, 2001 exceeded $100,000. The allocation provided by Ravelston has not been independently verified by the Company.

Name	Amount

Lord Black	$6,619,256
F. David Radler	3,102,221
Daniel W. Colson	1,714,308
John A. Boultbee	897,250
Peter Y. Atkinson	846,063

     The Company intends to include disclosure comparable to that set out above in its proxy materials in subsequent years. The Services Agreement is filed as an exhibit to this report.

     The Company has ceased the payment of annual directors’ fees to directors who are also executive officers of the Company.

Change of Control Transaction

     Hollinger Inc. directly or indirectly owns 14,990,000 shares of Class B common stock, (“Class B Shares”), of the Company and 13,557,831 Class A Shares. Because the Class B Shares are entitled to ten votes per share, Hollinger Inc. owns approximately 70.8% of the combined voting power of the common stock and therefore controls the Company.

     The Restated Certificate of Incorporation of the Company provides that, unless the Class B Shares are transferred to a third party in a transaction (a “Permitted Transaction”) in which the third party concurrently makes a tender offer to purchase all the outstanding Class A Shares at the same consideration per share, the Class B Shares, in effect, will lose their extra voting power. On a sale by Hollinger Inc. of its Class B Shares to a third party in a transaction which does not qualify as a Permitted Transaction, immediately prior to that transfer the Class B Shares will be automatically converted into Class A Shares on a share-for-share basis, and, accordingly, the third party would not acquire a majority of the voting power of the Company.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 in respect of the Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 in respect of the Chief Financial Officer.

99.3	Services Agreement, dated as of January 1, 1998, between the Ravelston Corporation Limited and the Company.

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: August 14, 2002	By:	/s/ John A. Boultbee John A. Boultbee Executive Vice President and Chief Financial Officer