Form 10-Q
period 2002-09-30
HOLLINGER INTERNATIONAL INC
filed 2002-11-15
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to_________________

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

Yes   [   ]            No   [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2002

Class A Common Stock par value $.01 per share	91,789,614 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX
HOLLINGER INTERNATIONAL INC.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Analysis about Market Risk	38

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION

Items 6.	Exhibits and Reports on Form 8-K	41

	Signatures	42

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Operating revenues:
Advertising	$170,125	$179,977	$524,669	$630,163
Circulation	63,125	68,204	182,537	215,430
Job printing	3,757	5,478	12,566	19,319
Other	7,412	9,865	22,387	31,135

Total operating revenues	244,419	263,524	742,159	896,047

Operating costs and expenses:
Newsprint	37,938	48,447	113,708	161,976
Compensation costs	77,078	87,490	229,519	285,560
Stock-based compensation	(95)	(486)	—	(1,364)
Other operating costs	108,312	128,460	317,113	415,433
Infrequent items	165	953	436	4,808
Depreciation	9,146	9,440	26,788	28,287
Amortization (note 3(a))	2,861	8,769	8,355	27,506

Total operating costs and expenses	235,405	283,073	695,919	922,206

Operating income (loss)	9,014	(19,549)	46,240	(26,159)
Other income (expense):
Interest expense	(12,405)	(19,659)	(42,444)	(59,505)
Amortization of debt issue costs	(1,234)	(2,511)	(4,352)	(7,207)
Interest and dividend income	4,359	18,749	14,109	64,293
Other income (expense), net (note 6)	(35,314)	(158,090)	(111,585)	(162,952)

Total other income (expense)	(44,594)	(161,511)	(144,272)	(165,371)

Loss before income taxes, minority interest and extraordinary item	(35,580)	(181,060)	(98,032)	(191,530)
Recovery of income taxes	(3,754)	(39,020)	(3,703)	(31,231)

Loss before minority interest and extraordinary item	(31,826)	(142,040)	(94,329)	(160,299)
Minority interest (recovery)	(343)	(2,425)	1,446	(6,535)

Loss before extraordinary item	(31,483)	(139,615)	(95,775)	(153,764)
Extraordinary loss on debt extinguishments, net of tax	—	—	(21,276)	—

Net loss	$(31,483)	$(139,615)	$(117,051)	$(153,764)

Basic loss per share before extraordinary item	$(0.33)	$(1.37)	$(1.00)	$(1.57)

Diluted loss per share before extraordinary item	$(0.33)	$(1.37)	$(1.00)	$(1.57)

Basic net loss per share	$(0.33)	$(1.37)	$(1.22)	$(1.57)

Diluted net loss per share	$(0.33)	$(1.37)	$(1.22)	$(1.57)

Weighted average shares outstanding-basic	96,225	101,677	96,123	100,861

Weighted average shares outstanding-diluted	96,225	101,677	96,123	100,861

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Net loss	$(31,483)	$(139,615)	$(117,051)	$(153,764)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of taxes	567	(84,034)	825	(45,193)
Foreign currency translation adjustment	21,811	3,531	110,352	(31,916)

Comprehensive loss	$(9,105)	$(220,118)	$(5,874)	$(230,873)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and December 31, 2001
(Amounts in Thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,374	$479,514
Accounts receivable, net	210,448	203,442
Amounts due from related companies, net	16,144	32,228
Inventories	8,109	21,209
Prepaid expenses and other current assets	17,222	25,910

Total current assets	420,297	762,303
Investments	203,790	200,906
Property, plant and equipment, net of accumulated depreciation	301,520	309,272
Intangible assets, net of accumulated amortization	—	471,424
Goodwill (note 3(a))	640,032	180,958
Non-compete agreements, net of accumulated amortization	4,833	7,658
Deferred financing costs and other assets	47,535	49,230

	$1,618,007	$1,981,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,624	$3,008
Accounts payable	95,131	97,097
Accrued expenses	102,541	134,691
Income taxes payable	292,701	290,587
Deferred revenue	44,584	41,208

Total current liabilities	537,581	566,591
Long-term debt, less current installments	517,226	809,652
Deferred income taxes	119,758	163,050
Other liabilities	118,544	92,124

Total liabilities	1,293,109	1,631,417

Minority interest	16,419	15,977

Redeemable preferred stock	8,616	8,582

Stockholders’ equity:
Class A common stock	991	968
Class B common stock	150	150
Additional paid-in capital	580,764	554,891
Accumulated other comprehensive loss	(60,199)	(171,376)
Retained earnings (deficit)	(13,387)	132,693

	508,319	517,326
Class A common stock in treasury, at cost	(132,896)	(132,896)
Class A common stock in escrow	(75,560)	(58,655)

Total stockholders’ equity	299,863	325,775

	$1,618,007	$1,981,751

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and September 30, 2001
(Amounts in Thousands)
(Unaudited)

	2002	2001

Cash Flows From Operating Activities:
Net loss	$(117,051)	$(153,764)
Items not involving cash:
Depreciation and amortization	35,143	55,793
Amortization of debt issue costs	4,352	7,207
Minority interest	1,446	(6,535)
Loss on sale of investments	—	29,157
Gains on sales of assets	(6,128)	(7,311)
Non-cash interest income	(4,235)	(45,255)
Total Return Equity Swap	18,142	66,726
Foreign currency translation loss	78,217	—
Other non-cash items	14,883	(29,307)
Changes in working capital, net	(29,277)	(467)

Cash used in operating activities	(4,508)	(83,756)

Cash Flows From Investing Activities:
Capital expenditures	(21,416)	(38,018)
Additions to investments and other assets	(7,447)	(44,411)
Proceeds from disposal of investments and assets	12,272	537,255

Cash provided by (used in) investing activities	(16,591)	454,826

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	90,245
Repayments of long-term debt	(293,516)	(92,545)
Repurchase of common shares and redemption of preferred shares	—	(145,900)
Proceeds on issuance of common shares	3,430	—
Changes in amounts due from related companies	14,088	(15,504)
Dividends and distributions to minority interests	(917)	(30,950)
Cash dividends paid	(24,250)	(41,320)
Other financing activities	657	6,026

Cash used in financing activities	(300,508)	(229,948)

Effect of exchange rate changes on cash	10,467	(5,563)

Net (decrease) increase in cash and cash equivalents	(311,140)	135,559
Cash and cash equivalents at beginning of period	479,514	137,671

Cash and cash equivalents at end of period	$168,374	$273,230

Cash paid for interest	$62,029	$82,918

Cash paid for taxes	$4,419	$52,338

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

Note 2 — Principles of Presentation and Consolidation

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at September 30, 2002 owned approximately 29.6% of the combined equity and approximately 70.7% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to the future issuance of Class A Common Stock upon conversion of the Company’s remaining Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

     The Condensed Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries and other controlled entities. At September 30, 2002, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87%.

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

     As of the date of adoption of SFAS No. 142, the Company has discontinued amortization of all existing goodwill, evaluated existing intangible assets and has made the necessary reclassifications in order to conform with the new criteria for recognition of intangible assets apart from goodwill. Amounts previously ascribed to circulation and certain other intangible assets have been reclassified to goodwill effective January 1, 2002.

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

Effective January 1, 2002, the Company had unamortized goodwill in the amount of $617.4 million, which is no longer being amortized. This amount is before any reduction for the transitional impairment. This change in accounting policy cannot be applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy were applied to the reported consolidated statements of operations for the three months and the nine months ended September 30, 2001, the impact of the change, in respect of goodwill and intangible assets with indefinite useful lives not being amortized, would be as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

	(In thousands)	(In thousands)

Net loss — as reported	($139,615)	($153,764)
Add goodwill amortization, net of income tax and minority interest	4,653	15,031

Adjusted net loss	($134,962)	($138,733)

Basic net loss per share — as reported	($1.37)	($1.57)

Basic adjusted net loss per share	($1.33)	($1.42)

Diluted net loss per share — as reported	($1.37)	($1.57)

Diluted adjusted net loss per share	($1.33)	($1.42)

Adjusted net earnings, noted above, reflects only the reduction in goodwill amortization expense and does not give effect to the impact that this change in accounting policy would have had on the gains and losses resulting from the disposal of operations during 2001.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

Goodwill as of September 30, 2002, allocated by reportable segment, is as follows:

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
(In thousands)	Group	Group	Group	Group	Total

Goodwill	$222,817	$20,079	$352,086	$45,050	$640,032

The Company’s amortized intangible assets consist of non-competition agreements with former owners of acquired newspapers which are amortized using the straight-line method over the term of the respective non-competition agreements, which range from 3 to 5 years. The components of intangible assets at September 30, 2002 are as follows:

	Gross
	Carrying	Accumulated	Net Book
(In thousands)	Amount	Amortization	Value

Amortizable Intangible Assets
Non-competition agreements	$11,500	$6,667	$4,833

Amortization of non-competition agreements for the three months ended September 30, 2002 and 2001 was $941,000 and $941,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $2,824,000 and $2,824,000, respectively. Future amortization of non-competition agreements is as follows: 2002 (in total) — $3,766,000, 2003 — $3,766,000, 2004 — $100,000 and 2005 — $25,000.

There were no significant changes in the carrying amount, in local currency, of goodwill or non-competition agreements during the nine months ended September 30, 2002.

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

At June 30, 2002, the Company’s Business Information Group (“BIG”), which publishes trade magazines in Canada, was classified as held for sale under the provisions of SFAS No. 144. During the third quarter 2002 due to changes in circumstances, this group of assets no longer meets the criteria under GAAP to be classified as held for sale. Accordingly, the results for the third quarter and year to date include BIG as a component of continuing operations.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued (Unaudited)

Note 4 — Earnings (loss) per share

     The following table reconciles the numerator and denominator for the calculation of basic and diluted loss per share before extraordinary items for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Loss before extraordinary item	$(31,483)
Add dividends:
Series E Preferred Stock	(67)

Basic EPS
Loss before extraordinary item available to common stockholders	(31,550)	96,225	$(0.33)
Effect of dilutive securities
None	—	—

Diluted EPS
Loss before extraordinary item available to common stockholders	$(31,550)	96,225	$(0.33)

	Three Months Ended September 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Loss before extraordinary item	$(139,615)
Add dividends:
Series E Preferred Stock	(108)

Basic EPS
Loss before extraordinary item available to common stockholders	(139,723)	101,677	$(1.37)
Effect of dilutive securities
None	—	—

Diluted EPS
Loss before extraordinary item available to common stockholders	$(139,723)	101,677	$(1.37)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Nine Months Ended September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Loss before extraordinary item	$(95,775)
Add dividends:
Series E Preferred Stock	(218)

Basic EPS
Loss before extraordinary item available to common stockholders	(95,993)	96,123	$(1.00)
Effect of dilutive securities
None	—	—

Diluted EPS
Loss before extraordinary item available to common stockholders	$(95,993)	96,123	$(1.00)

	Nine Months Ended September 30, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Loss before extraordinary item	$(153,764)
Add dividends:
Convertible preferred stock	(4,274)
Series E Preferred Stock	(359)

Basic EPS
Loss before extraordinary item available to common stockholders	(158,397)	100,861	$(1.57)
Effect of dilutive securities
None	—	—

Diluted EPS
Loss before extraordinary item available to common stockholders	$(158,397)	100,861	$(1.57)

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

	Three months ended September 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$110,445	$3,042	$114,915	$16,017	$—	$244,419
Depreciation and amortization	$7,484	$485	$3,232	$265	$541	$12,007
Operating income (loss), excluding infrequent items and stock-based compensation	$11,672	$(1,377)	$3,889	$(789)	$(4,311)	$9,084
Equity in income (loss) of affiliates	$11	$—	$(901)	$98	$(52)	$(844)

	Nine months ended September 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$328,644	$10,144	$352,912	$50,459	$—	$742,159
Depreciation and amortization	$22,257	$1,257	$9,358	$954	$1,317	$35,143
Operating income (loss), excluding infrequent items and stock-based compensation	$30,823	$(3,235)	$35,414	$(2,256)	$(14,070)	$46,676
Equity in income (loss) of affiliates	$(757)	$—	$(2,073)	$309	$(181)	$(2,702)
Total assets	$546,612	$44,041	$633,105	$99,766	$294,483	$1,618,007
Capital expenditures	$11,989	$4,485	$3,906	$1,010	$26	$21,416

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Three months ended September 30, 2001

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$109,982	$4,850	$111,340	$37,352	$—	$263,524
Depreciation and amortization	$9,276	$611	$5,190	$2,675	$457	$18,209
Operating income (loss), excluding infrequent items and stock-based compensation	$1,660	$(436)	$(1,215)	$(14,972)	$(4,119)	$(19,082)
Equity in loss of affiliates	$(628)	$—	$(2,308)	$—	$—	$(2,936)

	Nine months ended September 30, 2001

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$333,580	$15,131	$371,161	$176,175	$—	$896,047
Depreciation and amortization	$27,374	$1,647	$14,473	$10,873	$1,426	$55,793
Operating income (loss), excluding infrequent items and stock-based compensation	$6,878	$(2,480)	$24,841	$(38,065)	$(13,889)	$(22,715)
Equity in loss of affiliates	$(2,893)	$—	$(10,411)	$—	$—	$(13,304)
Total assets	$612,030	$58,235	$546,397	$337,093	$617,803	$2,171,558
Capital expenditures	$9,503	$712	$13,869	$2,525	$11,409	$38,018

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 6 — Other Income (Expense), net

	Three months ended September 30		Nine months ended September 30

(In thousands)	2002	2001	2002	2001

Foreign exchange gain (loss)	($5,682)	($44)	($85,816)	$52
Equity in loss of affiliates	(844)	(2,936)	(2,702)	(13,304)
Total Return Equity Swap loss	(25,352)	(39,426)	(22,994)	(77,042)
Net losses on sales of publishing interests	0	(70,455)	0	(12,134)
Net gains (losses) on sales of assets	(50)	0	5,416	0
Write-down of investments	(4,256)	(13,048)	(5,740)	(28,400)
Net losses on sale of investments	0	(29,717)	0	(29,806)
Other	870	(2,464)	251	(2,318)

	($35,314)	($158,090)	($111,585)	($162,952)

During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (note 7). As a result of the substantial reduction of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78,217,000 have been included in net earnings during the nine months ended September 30, 2002. These foreign exchange losses have accumulated since the Company’s original investment in the Canadian Newspaper Group and, until realized through the substantial reduction of the Company’s net investment, had been included in the accumulated other comprehensive income component of stockholders’ equity. Of the above $78,217,000 foreign exchange loss expensed in the nine months ended September 30, 2002, $72,037,000 is not deductible for income tax purposes.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 7 — Long-term Debt

On February 14, 2002, Hollinger International Publishing Inc. (“Publishing”) commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated February 14, 2002. Under the terms of the offer, the Company offered to purchase the outstanding notes at a price to be determined three business days prior to the expiration date of the tender offer by reference to a fixed spread of 87.5 basis points over the yield to maturity of the 7.50% U.S. Treasury Notes due February 15, 2005, plus accrued and unpaid interest up to but not including the day of payment for the notes. The purchase price totalled $1,101.34 for each $1,000 principal amount of notes. Included in the purchase price was a consent payment equal to $40 per $1,000 principal amount of the notes, payable to those holders who validly consented to the proposed amendments to the indenture governing the notes. In connection with the tender offer, the Company solicited consents from the holders of the notes to amend the indenture governing the notes by eliminating most of the restrictive provisions. On March 15, 2002, $248.9 million in the aggregate principal amount had been validly tendered pursuant to the offer and on March 18, 2002, these noteholders were paid out in full. In addition, during the nine months ended September 30, 2002, Publishing purchased for retirement an additional $6.1 million in aggregate principal amount of the 8.625% Senior Notes due 2005, $10.1 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2006 and $25.0 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2007.

The total principal amount of the Publishing Senior and Senior Subordinated Notes retired during the nine months ended September 30, 2002 was $290.0 million. The premiums paid to retire the debt totalled $27.1 million which, together with a write-off of $8.3 million of related deferred financing costs, have been presented as an extraordinary item, net of income tax.

Note 8 — Related Party Transaction

On July 3, 2002, NP Holdings Company, (“NP Holdings”) a subsidiary of the Company, was sold to Ravelston Management Inc. (“Ravelston”), a wholly-owned subsidiary of Ravelston Corporation Limited, a holding company controlled by Lord Black through which most of his interest in the Company is ultimately controlled, for $3,760,000 (Cdn$5,750,000). The only asset of NP Holdings was Canadian tax losses. The tax losses, only a portion of which were previously recognized for accounting purposes, were effectively sold at their carrying value. Due to the inability of NP Holdings to utilize its own tax losses prior to their expiry, as a result of its disposing of its interest in the National Post, it sold these losses to a company which would be able to utilize the losses. The only other potential purchaser for these losses, CanWest Global Communications Corp. (“CanWest”), declined the opportunity to acquire the losses. The terms of the sale of the tax losses to Ravelston were approved by the independent directors of the Company.

Note 9 — Subsequent Events

i)   Total Return Equity Swap

On October 3, 2002, subsequent to the end of the third quarter, the Company borrowed $50.0 million at 10.5% under a term facility expiring December 31, 2003. The proceeds of that financing plus an additional $5.0 million of available cash have been used to prepay $55.0 million outstanding under the Company’s Total Return Equity Swap leaving an outstanding notional amount of $40.0 million at the date of this report. After the prepayment, there remain outstanding 7 million shares included as Class A common stock in Shareholders’ Equity that are subject to the Total Return Equity Swap. The Swap arrangements expire on February 28, 2003.

ii)   Additional Debt

The $50.0 million borrowed to retire the Swap obligations referred to in 9 (i) above was obtained under a term lending facility expiring December 31, 2003 at a rate of 10.5% payable monthly in arrears. Principal is due in its entirety at the end of the term but may be prepaid with no penalty. A general security agreement has been executed granting a first charge security interest to the lender over all of the Company’s assets, principally consisting of shares of subsidiaries.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

The Company is continuing to pursue a comprehensive financing initiative in order to extend debt maturities and provide more advantageous borrowing terms. This initiative may include a new amended syndicated credit facility and may include the sale, in a private placement, of long-term debt securities. Completion of these transactions will be subject to market conditions, conclusion of definitive agreements and satisfaction of conditions in such agreements. If these transactions are completed, a portion of the proceeds would be used to repay the $50.0 million of borrowings made under the new $50.0 million term facility and to retire the remaining Total Return Equity Swap of $40.0 million. If the financing initiative is not completed, the Company might need to make alternative arrangements for settlement of the term facility upon its maturity.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information

The Senior Notes due 2005, and Senior Subordinated Notes due 2006 and 2007 are obligations of Publishing, a wholly owned subsidiary of the Company. These obligations are guaranteed fully and unconditionally by the Company, and no other subsidiary of the Company or of Publishing has guaranteed the securities.

Supplemental condensed consolidating financial information of the Company and Publishing, is presented below. The Company’s other directly owned subsidiary, Hollinger Telegraph New Media LLC is minor and therefore has not been disclosed separately. The Company’s and Publishing’s investments in subsidiaries are presented on the equity method, and the Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions, and the inclusion of assets and liabilities, revenues, expenses and cash flows of Publishing’s subsidiaries.

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$170,125	$170,125
Circulation	—	—	63,125	63,125
Job Printing	—	—	3,757	3,757
Other	—	—	7,412	7,412

Total Operating Revenues	—	—	244,419	244,419

Operating costs and expenses:
Newsprint	—	—	37,938	37,938
Compensation costs	—	852	76,226	77,078
Stock-based compensation	(95)	—	—	(95)
Other operating costs	77	2,839	105,396	108,312
Infrequent items	—	—	165	165
Depreciation	—	321	8,825	9,146
Amortization	—	—	2,861	2,861

Total operating costs and expenses	(18)	4,012	231,411	235,405

Operating income (loss)	18	(4,012)	13,008	9,014
Other income (expense):
Interest expense	—	(11,678)	(727)	(12,405)
Amortization of debt issue costs	—	(1,234)	—	(1,234)
Interest and dividend income	705	213	3,441	4,359
Other income (expense), net	(35,199)	4,178	(4,293)	(35,314)

Total other income (expense)	(34,494)	(8,521)	(1,579)	(44,594)

Earnings (loss) before income taxes, minority interest and extraordinary item	(34,476)	(12,533)	11,429	(35,580)
Provision for income tax (recovery)	(2,993)	(5,000)	4,239	(3,754)

Loss before minority interest and extraordinary item	(31,483)	(7,533)	7,190	(31,826)
Recovery of minority interest	—	—	(343)	(343)

Loss before extraordinary item	(31,483)	(7,533)	7,533	(31,483)
Extraordinary loss on debt extinguishments, net of tax	—	—	—	—

Net earnings (loss)	$(31,483)	$(7,533)	$7,533	$(31,483)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2001
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$179,977	$179,977
Circulation	—	—	68,204	68,204
Job printing	—	—	5,478	5,478
Other	—	—	9,865	9,865

Total operating revenues	—	—	263,524	263,524

Operating costs and expenses:
Newsprint	—	—	48,447	48,447
Compensation costs	—	1,058	86,432	87,490
Stock-based compensation	(486)	—	—	(486)
Other operating costs	913	2,038	125,509	128,460
Infrequent items	—	—	953	953
Depreciation	—	285	9,155	9,440
Amortization	—	170	8,599	8,769

Total operating costs and expenses	427	3,551	279,095	283,073

Operating income (loss)	(427)	(3,551)	(15,571)	(19,549)
Other income (expense):
Interest expense	(1,171)	(18,098)	(390)	(19,659)
Amortization of debt issue costs	(625)	(1,886)	—	(2,511)
Interest and dividend income	8,607	153	9,989	18,749
Other income (expense), net	(137,189)	(49,766)	28,865	(158,090)

Total other income (expense)	(130,378)	(69,597)	38,464	(161,511)

Earnings (loss) before income taxes, minority interest and extraordinary item	(130,805)	(73,148)	22,893	(181,060)
Provision for income tax (recovery)	8,810	(17,336)	(30,494)	(39,020)

Loss before minority interest and extraordinary item	(139,615)	(55,812)	53,387	(142,040)
Recovery of minority interest	—	—	(2,425)	(2,425)

Loss before extraordinary item	(139,615)	(55,812)	55,812	(139,615)
Extraordinary loss on debt extinguishments, net of tax	—	—	—	—

Net earnings (loss)	$(139,615)	$(55,812)	$55,812	$(139,615)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$524,669	$524,669
Circulation	—	—	182,537	182,537
Job Printing	—	—	12,566	12,566
Other	—	—	22,387	22,387

Total Operating Revenues	—	—	742,159	742,159

Operating costs and expenses:
Newsprint	—	—	113,708	113,708
Compensation costs	—	2,407	227,112	229,519
Stock-based compensation	—	—	—	—
Other operating costs	333	10,061	306,719	317,113
Infrequent items	—	—	436	436
Depreciation	—	971	25,817	26,788
Amortization	—	—	8,355	8,355

Total operating costs and expenses	333	13,439	682,147	695,919

Operating income (loss)	(333)	(13,439)	60,012	46,240
Other income (expense):
Interest expense	—	(40,653)	(1,791)	(42,444)
Amortization of debt issue costs	—	(4,352)	—	(4,352)
Interest and dividend income	945	1,772	11,392	14,109
Other income (expense), net	(124,451)	(31,057)	43,923	(111,585)

Total other income (expense)	(123,506)	(74,290)	53,524	(144,272)

Earnings (loss) before income taxes, minority interest and extraordinary item	(123,839)	(87,729)	113,536	(98,032)
Provision for income tax (recovery)	(6,788)	(9,749)	12,834	(3,703)

Loss before minority interest and extraordinary item	(117,051)	(77,980)	100,702	(94,329)
Minority interest (recovery)	—	—	1,446	1,446

Loss before extraordinary item	(117,051)	(77,980)	99,256	(95,775)
Extraordinary loss on debt extinguishments, net of tax	—	(21,276)	—	(21,276)

Net earnings (loss)	$(117,051)	$(99,256)	$99,256	$(117,051)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2001
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$630,163	$630,163
Circulation	—	—	215,430	215,430
Job printing	—	—	19,319	19,319
Other	—	—	31,135	31,135

Total operating revenues	—	—	896,047	896,047

Operating costs and expenses:
Newsprint	—	—	161,976	161,976
Compensation costs	—	2,968	282,592	285,560
Stock-based compensation	(1,364)	—	—	(1,364)
Other operating costs	407	6,705	408,321	415,433
Infrequent items	—	—	4,808	4,808
Depreciation	—	913	27,374	28,287
Amortization	—	510	26,996	27,506

Total operating costs and expenses	(957)	11,096	912,067	922,206

Operating income (loss)	957	(11,096)	(16,020)	(26,159)
Other income (expense):
Interest expense	(3,402)	(54,214)	(1,889)	(59,505)
Amortization of debt issue costs	(1,560)	(5,647)	—	(7,207)
Interest and dividend income	28,409	329	35,555	64,293
Other income (expense), net	(170,824)	(72,868)	80,740	(162,952)

Total other income (expense)	(147,377)	(132,400)	114,406	(165,371)

Earnings (loss) before income taxes, minority interest and extraordinary item	(146,420)	(143,496)	98,386	(191,530)
Provision for income tax (recovery)	7,344	(27,325)	(11,250)	(31,231)

Loss before minority interest and extraordinary item	(153,764)	(116,171)	109,636	(160,299)
Recovery of minority interest	—	—	(6,535)	(6,535)

Loss before extraordinary item	(153,764)	(116,171)	116,171	(153,764)
Extraordinary loss on debt extinguishments, net of tax	—	—	—	—

Net earnings (loss)	$(153,764)	$(116,171)	$116,171	$(153,764)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Balance Sheet as at September 30, 2002
(Amounts in thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$25,696	$22,548	$120,130	$168,374
Accounts receivable, net	6,611	4,485	199,352	210,448
Amounts due from (to) related companies, net	45,573	(4,589)	(24,840)	16,144
Intercompany accounts receivable	91,718	658,637	(750,355)	—
Inventories	—	—	8,109	8,109
Prepaid expense and other current assets	7,663	2,019	7,540	17,222

Total current assets	177,261	683,100	(440,064)	420,297
Investments	347,251	1,010,382	(1,153,843)	203,790
Property, plant and equipment, net of accumulated depreciation	—	5,191	296,329	301,520
Goodwill	—	—	640,032	640,032
Intangible assets, net of accumulated amortization	—	—	—	—
Non-compete agreements, net of accumulated amortization	—	—	4,833	4,833
Deferred financing costs and other assets	—	19,295	28,240	47,535

	$524,512	$1,717,968	$(624,473)	$1,618,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$—	$—	$2,624	$2,624
Accounts payable	—	—	95,131	95,131
Intercompany accounts payable	167,495	1,074,894	(1,242,389)	—
Intercompany notes payable	—	34,775	(34,775)	—
Accrued expenses	18,562	6,088	77,891	102,541
Income taxes payable (recoverable)	10,186	(43,738)	326,253	292,701
Deferred revenue	—	—	44,584	44,584

Total current liabilities	196,243	1,072,019	(730,681)	537,581
Long term debt, less current installments	—	509,988	7,238	517,226
Deferred income taxes	(11,380)	83,279	47,859	119,758
Other liabilities	31,170	—	87,374	118,544

Total liabilities	216,033	1,665,286	(588,210)	1,293,109

Minority interest	—	—	16,419	16,419

Redeemable preferred stock	8,616	—	—	8,616

Total stockholders’ equity	299,863	52,682	(52,682)	299,863

	$524,512	$1,717,968	$(624,473)	$1,618,007

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Balance Sheet as at December 31, 2001
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$64,247	$101,333	$313,934	$479,514
Accounts receivable, net	3,678	4,389	195,375	203,442
Amounts due from (to) related companies, net	44,173	(6,969)	(4,976)	32,228
Intercompany accounts receivable	90,685	375,614	(466,299)	—
Inventories	—	—	21,209	21,209
Prepaid expenses and other current assets	7,555	5,061	13,294	25,910

Total current assets	210,338	479,428	72,537	762,303
Investments	313,388	1,742,049	(1,854,531)	200,906
Property, plant and equipment, net of accumulated depreciation	—	6,134	303,138	309,272
Intangible assets, net of accumulated amortization	—	—	471,424	471,424
Goodwill	—	—	180,958	180,958
Non-compete agreements, net of accumulated amortization	—	—	7,658	7,658
Deferred financing costs and other assets	—	31,679	17,551	49,230

	$523,726	$2,259,290	$(801,265)	$1,981,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$—	$—	$3,008	$3,008
Accounts payable	175	15	96,907	97,097
Intercompany accounts payable	153,832	1,145,433	(1,299,265)	—
Intercompany notes payable	—	34,640	(34,640)	—
Accrued expenses	22,396	25,177	87,118	134,691
Income taxes payable (recoverable)	16,974	(33,989)	307,602	290,587
Deferred revenue	—	—	41,208	41,208

Total current liabilities	193,377	1,171,276	(798,062)	566,591
Long term debt, less current installments	—	800,000	9,652	809,652
Deferred income taxes	(11,380)	83,279	91,151	163,050
Other liabilities	7,372	—	84,752	92,124

Total liabilities	189,369	2,054,555	(612,507)	1,631,417

Minority interest	—	—	15,977	15,977

Redeemable preferred stock	8,582	—	—	8,582

Total stockholders’ equity	325,775	204,735	(204,735)	325,775

	$523,726	$2,259,290	$(801,265)	$1,981,751

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(Amounts in Thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net Loss	$(117,051)	$(99,256)	$99,256	$(117,051)
Items not involving cash:
Depreciation and amortization	—	971	34,172	35,143
Amortization of debt issue costs	—	4,352	—	4,352
Minority interest	—	—	1,446	1,446
Loss on sale of investments	—	—	—	—
Gains on sales of assets	—	—	(6,128)	(6,128)
Non-cash interest income	—	—	(4,235)	(4,235)
Total Return Equity Swap	18,142	—	—	18,142
Foreign currency translation loss (gain)	—	—	78,217	78,217
Other non-cash items	82,595	57,797	(125,509)	14,883
Changes in working capital, net	(599)	64,280	(92,958)	(29,277)

Cash provided by (used in) operating activities	(16,913)	28,144	(15,739)	(4,508)

Cash Flows From Investing Activities:
Capital expenditures	—	(28)	(21,388)	(21,416)
Additions to investments and other assets	(2,835)	(1,375)	(3,237)	(7,447)
Proceeds from disposal of investments and assets	—	187,242	(174,970)	12,272

Cash provided by (used in) investing activities	(2,835)	185,839	(199,595)	(16,591)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	—	—	—
Repayments of long-term debt	—	(290,012)	(3,504)	(293,516)
Proceeds on issuance of common shares	3,430	—	—	3,430
Changes in amounts due from related companies	(1,400)	(2,380)	17,868	14,088
Dividends and distributions to minority interests	—	—	(917)	(917)
Cash dividends paid	(24,250)	—	—	(24,250)
Other financing activities	3,417	(375)	(2,385)	657

Cash provided by (used in) financing activities	(18,803)	(292,767)	11,062	(300,508)

Effect of exchange rate changes on cash	—	—	10,467	10,467

Net decrease in cash and cash equivalents	(38,551)	(78,784)	(193,805)	(311,140)
Cash and cash equivalents at beginning of period	64,247	101,333	313,934	479,514

Cash and cash equivalents at end of period	$25,696	$22,549	$120,129	$168,374

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(Amounts in thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net Earnings	$(153,764)	$(116,171)	$116,171	$(153,764)
Items not involving cash:	—	—
Depreciation and amortization	—	1,423	54,370	55,793
Amortization of debt issue costs	1,560	5,647	—	7,207
Minority interest	—	—	(6,535)	(6,535)
(Gain) Loss on sale of investments	(16,768)	(57)	45,982	29,157
(Gain) Loss on sales of assets	—	—	(7,311)	(7,311)
Non-cash interest income	—	—	(45,255)	(45,255)
Total Return Equity Swap	66,726	—	—	66,726
Foreign currency translation loss	—	—	—	—
Other non-cash items	116,146	151,220	(296,673)	(29,307)
Changes in working capital, net	4,500	(20,144)	15,177	(467)

Cash provided by (used in) operating activities	18,400	21,918	(124,074)	(83,756)

Cash Flows From Investing Activities:
Capital expenditures	—	(169)	(37,849)	(38,018)
Additions to investments and other assets	(331,451)	(15,741)	302,781	(44,411)
Proceeds from disposal of investments and assets	287,858	525	248,872	537,255

Cash provided by (used in) investing activities	(43,593)	(15,385)	513,804	454,826

Cash Flows From Financing Activities:
Proceeds from long-term debt	88,000	—	2,245	90,245
Repayments of long-term debt	(88,000)	—	(4,545)	(92,545)
Repurchase of common shares and redemption of preferred shares	(145,900)	—	—	(145,900)
Changes in amounts due to/from related companies	284,554	(9,551)	(290,507)	(15,504)
Dividends and distributions to minority interests	—	—	(30,950)	(30,950)
Cash dividends paid	(41,320)	(14,400)	14,400	(41,320)
Other financing activities	1,323	(967)	5,670	6,026

Cash provided by (used in) financing activities	98,657	(24,918)	(303,687)	(229,948)

Effect of exchange rate changes on cash	—	—	(5,563)	(5,563)

Net increase (decrease) in cash and cash equivalents	73,464	(18,385)	80,480	135,559
Cash and cash equivalents at beginning of period	2,109	22,325	113,237	137,671

Cash and cash equivalents at end of period	$75,573	$3,940	$193,717	$273,230

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s business is concentrated in the publishing, printing and distributing of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Jerusalem Post and in 2001, one U.S. community newspaper until it was sold in August 2001. The U.K. Newspaper Group includes the operating results of the Telegraph, its subsidiaries and joint ventures. The Canadian Newspaper Group consists of the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), the Company’s 87% investment in Hollinger L.P. and, until it was sold on September 1, 2001, a 50% interest in National Post.

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as described in Note 3(a) to the Condensed Consolidated Financial Statements. The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. This change in accounting policy cannot be applied retroactively and the amounts presented for prior periods have not been restated for the change.

Also effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as described in Note 3(b) to the Condensed Consolidated Financial Statements. At June 30, 2002, the Company’s Business Information Group (“BIG”), which publishes trade magazines in Canada, was classified as held for sale under the provisions of SFAS No. 144. During the third quarter 2002, due to changes in circumstances, this group of assets no longer meets the criteria under GAAP to be classified as held for sale. Accordingly, the results for the third quarter and year to date include BIG as a component of continuing operations.

CONSOLIDATED RESULTS OF OPERATIONS

The net loss in the third quarter 2002 amounted to $31.5 million or a loss of $0.33 per share compared with a net loss of $139.6 million or a loss of $1.37 per share in 2001. The net loss in the nine months ended September 30, 2002 amounted to $117.1 million or a loss of $1.22 per share compared with a net loss of $153.8 million or a loss of $1.57 per share in 2001.

For the nine months ended September 30, 2002, the loss before extraordinary items was $95.8 million or a loss of $1.00 per share compared with a loss of $153.8 million or a loss of $1.57 per share in 2001.

There were a number of infrequent, unusual and non-recurring items affecting the results of both years. In third quarter 2002, infrequent, unusual and non-recurring items, after tax and minority interest, amounted to a loss of $29.9 million primarily consisting of a $25.4 million loss before tax in respect of the Total Return Equity Swap, a $4.3 million before tax write-down of investments and a foreign exchange loss before tax of $4.7 million in respect of the Hollinger Participation Trust. In third quarter 2001, infrequent, unusual and non-recurring items, after tax and minority interest, amounted to a loss of $127.0 million and consisted largely of a $70.5 million loss before tax on the sale of primarily Canadian operations, a $13.0 million before tax write-down of investments, a $29.7 million before tax loss on the sale of investments and a $39.4 million before tax loss in respect of the Total Return Equity Swap.

In the nine months ended September 30, 2002, infrequent, unusual and non-recurring items, after tax and minority interest, amounted to a loss of $122.5 million and primarily included foreign exchange losses before tax of $83.6 million, an extraordinary loss after tax of $21.3 million related to the early retirement of debt, a $23.0 million loss before tax in respect of the Total Return Equity Swap, a $5.7 million before tax write-down of investments and a $5.4 million gain before tax on asset sales. Included in the $83.6 million foreign exchange losses is $78.2 million related to the substantial liquidation of the Company’s investment in the Canadian Newspaper Group. During March 2002 substantial Canadian dollar cash balances held by the Canadian Newspaper Group were distributed to Hollinger International Inc., converted to United States dollars, and used to reduce long-term debt. As a result of this substantial liquidation of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78.2 million were included in net earnings in the first quarter 2002. These foreign exchange losses have accumulated since the Company’s original investment in the Canadian Newspaper Group and, until realized in the first quarter, had been included in the accumulated other comprehensive income component of stockholders’ equity. Of the total $83.6 million foreign exchange loss expensed, $72.0 million is not deductible for income tax purposes. In the nine months ended September 30, 2001, infrequent, unusual and non-recurring items, after tax and minority interest, amounted to a loss of $144.7 million and primarily consisted of a $12.1 million loss before tax on the sale of primarily Canadian operations, a $77.0 million before tax loss in respect of the Total Return Equity Swap, a $28.4 million before tax write-down of investments, a $29.8 million before tax loss on the sale of investments, an $8.3 million before tax equity accounting loss in Interactive Investor International and $4.5 million before tax of duplicative start-up costs related to the new printing facility in Chicago.

Net loss from comparable operations, comprising the reported net loss exclusive of infrequent, unusual and non-recurring items, stock-based compensation and extraordinary item, amounted to a net loss of $1.6 million or a loss of $0.02 per diluted share in third quarter 2002 compared with a net loss of $12.6 million or a loss of $0.13 per diluted share in 2001. Net earnings from comparable operations for the nine months ended September 30, 2002 amounted to $5.5 million or $0.05 per diluted share compared with a net loss of $9.0 million or a loss of $0.09 per diluted share in 2001.

Operating revenue in third quarter 2002 was $244.4 million compared with $263.5 million in 2001 and for the nine months ended September 30 was $742.2 million in 2002 compared with $896.0 million in 2001. The reduction in operating revenue in the third quarter primarily resulted from sales of Canadian properties in 2001. The reduction in operating revenue in the nine months ended September 30, 2002, resulted primarily from sales of Canadian properties in 2001 and lower advertising revenue at the U.K. Newspaper Group.

Operating income in third quarter 2002 was $9.0 million compared with an operating loss of $19.5 million in 2001 and for the nine months ended September 30 was $46.2 million in 2002 compared with an operating loss of $26.2 million in 2001. The improvement in year over year operating income primarily results from improved operating results at the Chicago Group and U.K. Newspaper Group, the 2001 sale of the National Post, which incurred significant operating losses in the third quarter and nine months ended September 30, 2001 and the adoption on January 1, 2002 of SFAS No. 142 which resulted in goodwill not being amortized subsequent to January 1, 2002. Amortization of intangibles with indefinite useful lives approximated $6.1 million in third quarter 2001 and, for the nine months ended September 30, 2001, approximated $19.8 million. The above increases to operating income were partly offset by the sale in 2001 of Canadian newspapers which contributed operating income in 2001.

Interest and dividend income in third quarter 2002 amounted to $4.4 million compared with $18.7 million in 2001, a decrease of $14.3 million. Interest and dividend income for the nine months ended September 30, 2002 amounted to $14.1 million compared with $64.3 million in 2001, a decrease of $50.2 million. Interest and dividend income in 2001 included interest on debentures issued by a subsidiary of CanWest and a dividend on CanWest shares. In September 2001, CanWest temporarily suspended its semi-annual dividend. In the latter part of 2001, all of the shares were sold and participation interests were sold in respect of all but approximately $50 million of the debentures resulting in significantly lower interest income in 2002. Most of the proceeds from the disposal of the CanWest investments were retained as short-term investments at low rates of interest until March 2002 when a portion of the Company’s long-term debt was retired.

Interest expense in the third quarter 2002 amounted to $12.4 million compared with $19.7 million in 2001, and for the nine months ended September 30, 2002, amounted to $42.4 million compared with $59.5 million in 2001, decreases of $7.3 million and $17.1 million, respectively. The lower interest expense in 2002 primarily results from the retirement of a portion of long-term debt in 2001 and in March 2002.

Net other expenses in the third quarter of 2002 amounted to $35.3 million consisting primarily of a loss on the Total Return Equity Swap of $25.4 million, a $4.7 million foreign exchange loss in respect of the Hollinger Participation Trust and a $4.3 million write-down of investments. Net other expenses in the third quarter of 2001 amounted to $158.1 million and primarily included a loss on the Total Return Equity Swap of $39.4 million, a $13.0 million write-down of investments, a $70.5 million net loss on sale of primarily Canadian properties, and a $29.7 million net loss on the sales of various investments. Net other expenses in the nine months ended September 30, 2002 amounted to $111.6 million and primarily included foreign exchange losses of $85.8 million, which mainly related to the substantial reduction of the Company’s investment in the Canadian Newspaper Group, a loss on the Total Return Equity Swap of $23.0 million, net gains on sales of assets totalling $5.4 million and the write-down of investments of $5.7 million. Net other expenses in the nine months ended September 30, 2001 amounted to $163.0 million and primarily included a loss on the Total Return Equity Swap of $77.0 million, net losses on sales of publishing interests of $12.1 million, equity losses in investments of $13.3 million, the write-down of investments of $28.4 million and the loss on sales of investments of $29.8 million.

Minority interest in third quarter 2002 was a recovery of $0.3 million compared to a recovery of $2.4 million in 2001. Minority interest in the nine months ended September 30, 2002 totaled $1.4 million compared to a recovery of $6.5 million in 2001. Minority interest in 2002 primarily represents the minority share of net earnings of Hollinger L.P. In 2001 minority interest included the minority’s share of the National Post loss offset by the minority share of net earnings of Hollinger L.P., including the minority’s share of the gain on sale of Canadian properties.

Extraordinary items, net of tax, in the nine months ended September 30, 2002 totaled $21.3 million. The extraordinary item represented the cost of retiring a portion of the Company’s long-term debt including the premium paid for early retirement and the write-off of the unamortized deferred finance costs related to the retired debt.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(dollar amounts in thousands)		(dollar amounts in thousands)
Operating revenues:
Chicago Group	$110,445	$109,982	$328,644	$333,580
Community Group	3,042	4,850	10,144	15,131
U.K. Newspaper Group	114,915	111,340	352,912	371,161
Canadian Newspaper Group	16,017	37,352	50,459	176,175
Investment and Corporate Group	—	—	—	—

Total operating revenue	$244,419	$263,524	$742,159	$896,047

Operating income (loss), excluding infrequent items and stock-based compensation:
Chicago Group	$11,672	$1,660	$30,823	$6,878
Community Group	(1,377)	(436)	(3,235)	(2,480)
U.K. Newspaper Group	3,889	(1,215)	35,414	24,841
Canadian Newspaper Group	(789)	(14,972)	(2,256)	(38,065)
Investment and Corporate Group	(4,311)	(4,119)	(14,070)	(13,889)

Total operating income (loss), excluding infrequent items and stock-based compensation	$9,084	$(19,082)	$46,676	$(22,715)

EBITDA:
Chicago Group	$19,156	$10,936	$53,080	$34,252
Community Group	(892)	175	(1,978)	(833)
U.K. Newspaper Group	7,121	3,975	44,772	39,314
Canadian Newspaper Group	(524)	(12,297)	(1,302)	(27,192)
Investment and Corporate Group	(3,770)	(3,662)	(12,753)	(12,463)

Total EBITDA	$21,091	$(873)	$81,819	$33,078

Operating revenues:
Chicago Group	45.2%	41.7%	44.3%	37.2%
Community Group	1.2%	1.8%	1.4%	1.7%
U.K. Newspaper Group	47.0%	42.3%	47.5%	41.4%
Canadian Newspaper Group	6.6%	14.2%	6.8%	19.7%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss), excluding infrequent items and stock-based compensation:
Chicago Group	128.5%	-8.7%	66.0%	-30.3%
Community Group	-15.2%	2.3%	-6.9%	10.9%
U.K. Newspaper Group	42.8%	6.4%	75.9%	-109.3%
Canadian Newspaper Group	-8.7%	78.5%	-4.8%	167.6%
Investment and Corporate Group	-47.4%	21.5%	-30.2%	61.1%

Total operating income (loss), excluding infrequent items and stock-based compensation	100.0%	100.0%	100.0%	100.0%

EBITDA:
Chicago Group	90.8%	-1252.7%	64.9%	103.5%
Community Group	-4.2%	-20.1%	-2.4%	-2.5%
U.K. Newspaper Group	33.8%	-455.3%	54.7%	118.9%
Canadian Newspaper Group	-2.5%	1408.6%	-1.6%	-82.2%
Investment and Corporate Group	-17.9%	419.5%	-15.6%	-37.7%

Total EBITDA	100.0%	100.0%	100.0%	100.0%

EBITDA Margin:
Chicago Group	17.3%	9.9%	16.2%	10.3%
Community Group	Neg.	3.6%	Neg.	Neg.
U.K. Newspaper Group	6.2%	3.6%	12.7%	10.6%
Canadian Newspaper Group	Neg.	Neg.	Neg.	Neg.
Investment and Corporate Group	N/A	N/A	N/A	N/A
Total EBITDA Margin	8.6%	Neg.	11.0%	3.7%

See Notes on page 30

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(dollar amounts in thousands)		(dollar amounts in thousands)
Chicago Group
Operating revenue
Advertising	$85,636	$84,092	$252,901	$254,407
Circulation	22,076	22,950	67,780	69,626
Job printing and other	2,733	2,940	7,963	9,547

Total operating revenue	110,445	109,982	328,644	333,580

Operating costs
Newsprint	15,901	19,321	48,215	57,747
Compensation costs	42,478	44,940	128,176	136,122
Other operating costs	32,910	34,785	99,173	105,459
Depreciation	4,623	4,303	13,902	12,491
Amortization	2,861	4,973	8,355	14,883

Total operating costs	98,773	108,322	297,821	326,702

Operating income, excluding infrequent items and stock-based compensation	$11,672	$1,660	$30,823	$6,878

Community Group
Operating revenue
Advertising	$883	$1,276	$2,892	$4,604
Circulation	1,579	1,966	4,551	5,953
Job printing and other	580	1,608	2,701	4,574

Total operating revenue	3,042	4,850	10,144	15,131

Operating costs
Newsprint	333	619	1,228	1,661
Compensation costs	1,710	1,694	5,493	6,450
Other operating costs	1,891	2,362	5,401	7,853
Depreciation	485	392	1,257	957
Amortization	—	219	—	690

Total operating costs	4,419	5,286	13,379	17,611

Operating loss, excluding infrequent items and stock-based compensation	$(1,377)	$(436)	$(3,235)	$(2,480)

U.K. Newspaper Group
Operating revenue
Advertising	$72,127	$71,280	$233,093	$254,921
Circulation	36,978	34,835	102,140	101,431
Job printing and other	5,810	5,225	17,679	14,809

Total operating revenue	114,915	111,340	352,912	371,161

Operating costs
Newsprint	20,465	22,341	60,450	71,781
Compensation costs	23,773	23,212	68,385	70,237
Other operating costs	63,556	61,812	179,305	189,829
Depreciation	3,232	2,916	9,358	7,647
Amortization	—	2,274	—	6,826

Total operating costs	111,026	112,555	317,498	346,320

Operating income (loss), excluding infrequent items and stock-based compensation	$3,889	$(1,215)	$35,414	$24,841

See Notes on page 30

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(dollar amounts in thousands)		(dollar amounts in thousands)
Canadian Newspaper Group
Operating revenue
Advertising	$11,479	$23,329	$35,783	$116,231
Circulation	2,492	8,453	8,066	38,420
Job printing and other	2,046	5,570	6,610	21,524

Total operating revenue	16,017	37,352	50,459	176,175

Operating costs
Newsprint	1,239	6,166	3,815	30,787
Compensation costs	8,263	16,584	25,051	69,776
Other operating costs	7,039	26,899	22,895	102,804
Depreciation	265	1,543	954	6,277
Amortization	—	1,132	—	4,596

Total operating costs	16,806	52,324	52,715	214,240

Operating loss, excluding infrequent items and stock-based compensation	$(789)	$(14,972)	$(2,256)	$(38,065)

Investment and Corporate Group
Operating revenue
Advertising	$—	$—	$—	$—
Circulation	—	—	—	—
Job printing and other	—	—	—	—

Total operating revenue	—	—	—	—

Operating costs
Newsprint	—	—	—	—
Compensation costs	854	1,060	2,414	2,975
Other operating costs	2,916	2,602	10,339	9,488
Depreciation	541	286	1,317	915
Amortization	—	171	—	511

Total operating costs	4,311	4,119	14,070	13,889

Operating loss, excluding infrequent items and stock-based compensation	$(4,311)	$(4,119)	$(14,070)	$(13,889)

See Notes on page 30

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	Percentage	Percentage	Percentage	Percentage

Chicago Group
Operating revenue
Advertising	77.5%	76.4%	77.0%	76.3%
Circulation	20.0%	20.9%	20.6%	20.9%
Job printing and other	2.5%	2.7%	2.4%	2.8%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	14.4%	17.6%	14.7%	17.3%
Compensation costs	38.4%	40.9%	39.0%	40.8%
Other operating costs	29.8%	31.6%	30.2%	31.6%
Depreciation	4.2%	3.9%	4.2%	3.7%
Amortization	2.6%	4.5%	2.5%	4.5%

Total operating costs	89.4%	98.5%	90.6%	97.9%

Operating income, excluding infrequent items and stock-based compensation	10.6%	1.5%	9.4%	2.1%

Community Group
Operating revenue
Advertising	29.0%	26.3%	28.5%	30.4%
Circulation	51.9%	40.5%	44.9%	39.4%
Job printing and other	19.1%	33.2%	26.6%	30.2%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	11.0%	12.8%	12.1%	11.0%
Compensation costs	56.2%	34.9%	54.2%	42.6%
Other operating costs	62.2%	48.7%	53.2%	51.9%
Depreciation	15.9%	8.1%	12.4%	6.3%
Amortization	0.0%	4.5%	0.0%	4.6%

Total operating costs	145.3%	109.0%	131.9%	116.4%

Operating loss, excluding infrequent items and stock-based compensation	-45.3%	-9.0%	-31.9%	-16.4%

U.K. Newspaper Group
Operating revenue
Advertising	62.8%	64.0%	66.1%	68.7%
Circulation	32.2%	31.3%	28.9%	27.3%
Job printing and other	5.0%	4.7%	5.0%	4.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	17.8%	20.1%	17.1%	19.3%
Compensation costs	20.7%	20.9%	19.4%	18.9%
Other operating costs	55.3%	55.5%	50.8%	51.2%
Depreciation	2.8%	2.6%	2.7%	2.1%
Amortization	0.0%	2.0%	0.0%	1.8%

Total operating costs	96.6%	101.1%	90.0%	93.3%

Operating income (loss), excluding infrequent items and stock-based compensation	3.4%	-1.1%	10.0%	6.7%

See Notes on page 30

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	Percentage	Percentage	Percentage	Percentage

Canadian Newspaper Group
Operating revenue
Advertising	71.7%	62.5%	70.9%	66.0%
Circulation	15.5%	22.6%	16.0%	21.8%
Job printing and other	12.8%	14.9%	13.1%	12.2%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	7.7%	16.5%	7.6%	17.5%
Compensation costs	51.6%	44.4%	49.6%	39.6%
Other operating costs	43.9%	72.1%	45.4%	58.3%
Depreciation	1.7%	4.1%	1.9%	3.6%
Amortization	0.0%	3.0%	0.0%	2.6%

Total operating costs	104.9%	140.1%	104.5%	121.6%

Operating loss, excluding infrequent items and stock-based compensation	-4.9%	-40.1%	-4.5%	-21.6%

Notes:	1)	EBITDA and operating income exclude infrequent items and stock-based compensation.

EBITDA is a financial measure of operational profitability and is presented to assist in understanding the Company’s operating results. However, it is not intended to represent cash flow or results of operations in accordance with US GAAP. The reconciliation presented above represents a reconciliation of EBITDA, operating income and net earnings (loss) from comparable operations. Results of comparable operations exclude infrequent, unusual and non-recurring items, the effects of re-priced options and extraordinary items.

2)	The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. With the adoption of SFAS No. 142, goodwill and certain intangibles are no longer being amortized. In accordance with SFAS No. 142, results for the nine months ended September 30, 2001 have not been restated, and therefore include amortization of intangibles, including goodwill, as previously reported.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

COMPARABLE OPERATIONS RECONCILIATION WITH CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

		2002				2001

	Consolidated	Adj		Comp Ops	Consolidated	Adj		Comp Ops

Revenue	$244,419	$—		$244,419	$263,524	$—		$263,524

Income (loss) before interest, taxes depreciation and amortization (“EBITDA”)	$21,091	$—		$21,091	$(873)	$—		$(873)
Depreciation	(9,146)	—		(9,146)	(9,440)	—		(9,440)
Amortization	(2,861)	—		(2,861)	(8,769)	—		(8,769)
Infrequent items	(165)	165	(b)	—	(953)	953	(b)	—
Stock-based compensation	95	(95	)(c)	—	486	(486	)(c)	—

Operating income (loss)	9,014	70		9,084	(19,549)	467		(19,082)
Other income (expense):
Interest expense	(12,405)	—		(12,405)	(19,659)	—		(19,659)
Amort. of debt issue costs	(1,234)	—		(1,234)	(2,511)			(2,511)
Interest and dividend income	4,359	—		4,359	18,749	—		18,749
Other income (expense), net	(35,314)	33,608	(a)	(1,706)	(158,090)	156,812	(d)	(1,278)

Earnings (loss) before income taxes and minority interest	(35,580)	33,678		(1,902)	(181,060)	157,279		(23,781)
Minority interest	343	(585)		(242)	2,425	1,268		3,693 (e)
Income taxes	3,754	(3,205)		549	39,020	(31,553)		7,467

Net earnings (loss)	$(31,483)	$29,888		$(1,595)	$(139,615)	$126,994		$(12,621)

Weighted average shares outstanding-diluted				96,225				101,677

Diluted loss per share				$(0.02)				$(0.13)

(a)	Primarily accounting loss on the Total Return Equity Swap, a net foreign exchange loss in respect of the Hollinger Participation Trust and the write-off of investments.
(b)	Primarily start-up costs related to the new printing facility in Chicago, and in 2001, severance costs in Canada.
(c)	Stock-based compensation reversal related to the 1999 repricing of options originally issued by the Company in 1998.
(d	Primarily gains and losses on sales of certain Canadian operations, gains and losses on sales of investments, write-off of investments and accounting loss on Total Return Equity Swap.
(e)	Includes minority share of National Post loss.

Note:

EBITDA is a financial measure of operational profitability and is presented to assist in understanding the Company’s operating results. However, it is not intended to represent cash flow or results of operations in accordance with US GAAP. The reconciliation presented above represents a reconciliation of EBITDA, operating income and net earnings (loss) from comparable operations. Results of comparable operations exclude infrequent, unusual and non-recurring items, the effects of re-priced options and extraordinary items.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

COMPARABLE OPERATIONS RECONCILIATION WITH CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2002 and 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

		2002				2001

	Consolidated	Adj		Comp Ops	Consolidated	Adj		Comp Ops

Revenue	$742,159	$—		$742,159	$896,047	$—		$896,047
Income before interest, taxes, depreciation and amortization (“EBITDA”)	$81,819	$—		$81,819	$33,078	$—		$33,078
Depreciation	(26,788)	—		(26,788)	(28,287)	—		(28,287)
Amortization	(8,355)	—		(8,355)	(27,506)	—		(27,506)
Infrequent items	(436)	436	(d)	—	(4,808)	4,808	(d)	—
Stock-based compensation	—	—		—	1,364	(1,364	)(e)	—

Operating income (loss)	46,240	436		46,676	(26,159)	3,444		(22,715)
Other income (expense):
Interest expense	(42,444)	—		(42,444)	(59,505)	—		(59,505)
Amort. of debt issue costs	(4,352)	—		(4,352)	(7,207)	—		(7,207)
Interest and dividend income	14,109	—		14,109	64,293	—		64,293
Other income (expense), net	(111,585)	106,965	(a)	(4,620)	(162,952)	159,299	(f)	(3,653)

Earnings (loss) before income taxes, minority interest and extraordinary item	(98,032)	107,401		9,369	(191,530)	162,743		(28,787)
Minority interest	(1,446)	344		(1,102)	6,535	7,936	(g)	14,471 (h)
Income taxes	3,703	(6,480)		(2,777)	31,231	(25,958)		5,273
Extraordinary item	(21,276)	21,276	(b)	—	—	—		—

Net earnings (loss)	$(117,051)	$122,541		$5,490	$(153,764)	$144,721		$(9,043)

Weighted average shares outstanding-diluted				96,581 (c)				104,779 (i)

Diluted earnings (loss) per share				$0.05				$(0.09)

(a)	Primarily foreign exchange loss related to the substantial liquidation of the investment in the Canadian Newspaper Group, an accounting loss on the Total Return Equity Swap, gains on asset sales and the write-off of investments.
(b)	Consists of the write-off of unamortized deferred financing costs and the premium paid for early retirement of a portion of long-term debt.
(c)	Includes Class A common shares issuable on exercise of stock options (calculated using the treasury stock method).
(d)	Primarily start-up costs related to the new printing facility in Chicago and in 2001 severance costs in Canada.
(e)	Stock-based compensation reversal related to the 1999 repricing of options originally issued by the Company in 1998.
(f)	Primarily gains and losses on sales of certain Canadian operations, gains and losses on sales of investments, write-off of investments, equity losses in internet related investments and accounting loss on Total Return Equity Swap.
(g)	Includes minority share of gain on sale of Canadian operations by Hollinger L.P.
(h)	Includes minority share of National Post losses from operations.
(i)	Includes Class A common shares issuable on exercise of stock options (calculated using the treasury stock method) and on conversion of convertible instruments, each of which may be anti-dilutive.

Note:

EBITDA is a financial measure of operational profitability and is presented to assist in understanding the Company’s operating results. However, it is not intended to represent cash flow or results of operations in accordance with US GAAP. The reconciliation presented above represents a reconciliation of EBITDA, operating income and net earnings (loss) from comparable operations. Results of comparable operations exclude infrequent, unusual and non-recurring items, the effects of re-priced options and extraordinary items.

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $110.4 million in third quarter 2002 compared with $110.0 million in 2001, an increase of $0.4 million or 0.4%. Operating revenues in the nine months ended September 30, 2002 were $328.6 million compared with $333.6 million in 2001, a decrease of $5.0 million or 1.5%. Advertising revenue in third quarter 2002 was $85.6 million compared with $84.1 million in 2001, an increase of $1.5 million or 1.8%. Advertising revenue in the nine months ended September 30, 2002 was $252.9 million compared with $254.4 million, a decrease of $1.5 million or 0.6%. The third quarter increase results almost entirely from improved retail and national advertising revenue with classified advertising revenues being relatively stable year over year. Increased classified advertising revenue in the private party and real estate sectors offset lower revenues from recruitment advertising.

Circulation revenue was $22.1 million in third quarter 2002 and $67.8 million in the nine months ended September 30, 2002 compared with $23.0 million and $69.6 million in 2001, decreases of $0.9 million or 3.8% and $1.8 million or 2.6%, respectively. The decreases were primarily as a result of price discounting. Printing and other revenue was $2.7 million in third quarter 2002 and $8.0 million in the nine months ended September 30, 2002 compared with $2.9 million and $9.5 million in 2001, decreases of $0.2 million and $1.5 million, respectively.

Total operating costs, excluding infrequent items, in third quarter 2002 were $98.8 million and in the nine months ended September 30, 2002 were $297.8 million compared with $108.3 million and $326.7 million in 2001, decreases of $9.5 million and $28.9 million, respectively.

Newsprint expense in the third quarter was $15.9 million compared with $19.3 million in 2001, a decrease of $3.4 million or 17.7% in the quarter. Total newsprint consumption in the quarter increased approximately 4.0% compared with the third quarter 2001, but the average cost per tonne of newsprint in the third quarter 2002 was approximately 21.0% lower than in the third quarter 2001. Newsprint expense in the nine months ended September 30, 2002 was $48.2 million compared with $57.7 million in 2001, a decrease of $9.5 million. Compensation costs in third quarter 2002 were $42.5 million and in the nine months ended September 30, 2002 were $128.2 million compared with $44.9 million and $136.1 million in 2001, decreases of $2.4 million or 5.5% and $7.9 million or 5.8%, respectively. The decreases primarily result from staff reductions which took effect during 2001. Other operating costs in third quarter 2002 were $32.9 million and in the nine months ended September 30, 2002 were $99.2 million compared with $34.8 million and $105.5 million in 2001, decreases of $1.9 million or 5.4% and $6.3 million or 6.0%, respectively. The decrease in other operating costs resulted from general cost reductions across most areas. Amortization in the third quarter 2002 was $2.9 million and in the nine months ended September 30, 2002 was $8.4 million compared with $5.0 million and $14.9 million in 2001, reductions of $2.1 million and $6.5 million, respectively. The reductions primarily result from the adoption, effective January 1, 2002, of SFAS No. 142 which resulted in intangible assets with indefinite useful lives not being amortized in 2002. Approximately $2.3 million of amortization in the third quarter 2001 and $7.1 million in the nine months ended September 30, 2001 related to such assets.

Operating income, excluding infrequent items in the third quarter 2002 totaled $11.7 million and in the nine months ended September 30, 2002 totaled $30.8 million compared with $1.7 million and $6.9 million in 2001, increases of $10.0 million and $23.9 million, respectively. The increases result from lower newsprint, compensation and other operating costs and reduced amortization resulting from the adoption of SFAS No. 142. The nine month increase is offset in part by lower operating revenue.

U.K. Newspaper Group

Operating revenues for the U.K. Newspaper Group were $114.9 million in third quarter 2002 compared with $111.3 million in 2001, an increase of $3.6 million or 3.2%. In the nine months ended September 30, 2002 operating revenues were $352.9 million compared with $371.2 million in 2001, a decrease of $18.3 million or 4.9%. In pounds sterling, operating revenues in third quarter 2002 were £74.1 million compared with £77.3 million in 2001, a decrease of £3.2 million or 4.2%. For the nine months ended September 30 2002 operating revenues were £239.0 million compared with £257.6 million in 2001, a decrease of £18.6 million or 7.2%.

The decrease in operating revenue was mainly the result of lower advertising revenue, which, in local currency, was £46.5 million in third quarter 2002 compared with £49.5 million in 2001, a decrease of £3.0 million or 6.0%. The third quarter year over year decline in advertising revenue mainly resulted from a 1% decrease in display advertising and a 28.5% decrease in revenues in the recruitment area. In the nine months ended September 30, 2002 advertising revenue, in local currency, was £158.0 million compared with £176.8 million in 2001, a decrease of £18.8 million or 10.6%.

Circulation revenue, in local currency, was £23.9 million in third quarter 2002 compared with £24.2 million in 2001, a decrease of £0.3 million or 1.4%. Increased revenue resulting from the increase to the price of The Daily Telegraph implemented in September 2001 and September 2002 has been offset by lower revenue from the change in the mix of sales between newsstand and subscribers. In the nine months ended September 30, 2002 circulation revenue in local currency, was £69.0 million compared with £70.5 million in 2001, a decrease of £1.5 million or 2.0%.

Total operating costs, excluding infrequent items, in third quarter 2002 were $111.0 million and in the nine months ended September 30, 2002 were $317.5 million compared with $112.6 million and $346.3 million in 2001, decreases of $1.6 million and $28.8 million, respectively.

Newsprint costs for the third quarter 2002, in local currency, were £13.2 million compared with £15.5 million in 2001, a decrease of £2.3 million or 14.9%. The decrease results from a 5.8% reduction in consumption due to lower pagination as a result of lower advertising revenue, and a 9.7% reduction in the average price per tonne of newsprint. In the nine months ended September 30, 2002 newsprint costs, in local currency, were £40.9 million compared with £49.9 million in 2001, a decrease of £9.0 million or 18.0%.

Compensation costs for the third quarter 2002, in local currency, were £15.3 million compared with £16.1 million in 2001, a decrease of £0.8 million or 5.0%. In the nine months ended September 30, 2002 compensation costs, in local currency, were £46.2 million compared with £48.8 million in 2001, a decrease of £2.6 million or 5.3%. The lower compensation costs in 2002 result primarily from reduced staff levels, mainly in editorial, which occurred at the end of 2001 as well as a general salary level freeze for the current year.

Other operating expenses, in local currency, were £41.0 million in 2002 compared with £42.9 million in 2001, a reduction of £1.9 million or 4.5%. In the nine months ended September 30, 2002 other operating costs in local currency, were £121.1 million compared with £131.8 million in 2001, a decrease of £10.7 million or 8.1%. The lower costs result from savings in editorial and production, as well as marketing costs at the internet division.

Earnings before interest, taxes, other income (expense), depreciation and amortization (EBITDA) in third quarter 2002, in local currency, were £4.6 million in 2002 compared with £2.8 million in 2001, an increase of £1.8 million which was primarily the result of savings in newsprint, compensation and other operating expenses offset by lower advertising and circulation revenue. In the nine months ended September 30, 2002 EBITDA, in local currency, was £30.7 million compared with £27.2 million in 2001, an increase of £3.5 million.

Operating income in third quarter 2001 of a loss of $1.2 million and for the nine months ended September 30, 2001 income of $24.8 million is after deduction of $2.3 million and $6.8 million, respectively, of amortization of goodwill, which, as a result of the adoption of SFAS No. 142 with effect from January 1, 2002, was not incurred in 2002.

Canadian Newspaper Group

Operating revenues in the Canadian Newspaper Group in third quarter 2002 were $16.0 million compared with $37.4 million in 2001 and for the nine months ended September 30, 2002 were $50.5 million compared with $176.2 million in 2001. The operating loss, excluding infrequent items, was $0.8 million in third quarter 2002 compared with $15.0 million in 2001 and was $2.3 million in the nine months ended September 30, 2002 compared with $38.1 million in 2001. The results for 2001 included the National Post and other Canadian newspaper properties, all of which were sold during 2001. These sales of newspapers accounted for the majority of the decrease in year over year operating revenue. The net reduction in year over year operating loss also results from the sales of properties. The 2001 operating loss included the results of the National Post which reported an operating loss of Cdn.$14.0 million in third quarter 2001 and Cdn.$57.3 million in the nine months ended September 30, 2001.

On a “same store” basis, operating revenues and operating income of the remaining operations, excluding infrequent items, were Cdn.$25.0 million and an operating loss of Cdn.$1.2 in third quarter 2002 compared with Cdn.$24.6 million and an operating loss of Cdn.$10.3 million in 2001. For the nine months ended September 30, 2002 operating revenues and operating income on a same store basis were Cdn.$78.8 million and an operating loss of Cdn.$3.0 compared with Cdn.$82.9 million and an operating loss of Cdn.$16.6 million in 2001. Included in the operating losses in 2002 is a Cdn.$1.6 million expense in the third quarter and a Cdn.$5.2 million expense in the nine months ended September 30, 2002 in respect of employee benefit costs of retired former Southam employees. The same store operating loss for third quarter 2001 and the nine months ended September 30, 2001 is after deducting Cdn.$0.3 million and Cdn.$2.7 million, respectively, in respect of amortization which under SFAS No. 142 was not incurred in 2002. In addition, the third quarter 2001 and nine months ended September 30, 2001 “same store” operating loss is after deducting year to date adjustments in respect of employee benefit costs and the write-off of amounts that were subsequently determined to be, and reclassified as, non-recurring.

Community Group

Operating revenue and operating income for the Community Group was $3.0 million and a loss of $1.4 million in the third quarter 2002 compared with $4.9 million and a loss of $0.4 million in 2001. For the nine months ended September 30, 2002 operating revenue and operating income was $10.1 million and a loss of $3.2 million compared with $15.1 million and a loss of $2.5 million in 2001. The results for 2001 include one U.S. Community Group newspaper which was sold in August 2001. This newspaper had operating revenue of $0.1 million and break even operating income in the third quarter 2001 and operating revenue of $0.8 million and an operating loss of $0.2 million in the nine months ended September 30, 2001. In addition, amortization in the amount of $0.2 million in the third quarter and $0.6 million in the nine months ended September 30 at the Jerusalem Post in 2001 was not incurred in 2002 as a result of SFAS No. 142.

Investment and Corporate Group

Operating costs of the Investment and Corporate Group, excluding infrequent items and stock-based compensation, were $4.3 million in third quarter 2002 compared with $4.1 million in 2001. In the nine months ended September 30 operating costs were $14.1 million compared with $13.9 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At September 30, 2002, working capital, excluding debt obligations, was a deficiency of $114.7 million compared to working capital of $198.7 million at December 31, 2001. Current assets were $420.3 million at September 30, 2002 and $762.3 million at December 31, 2001. Current liabilities, excluding debt obligations, were $535.0 million at September 30, 2002, compared with $563.6 million at December 31, 2001. The reduction in working capital is primarily the result of reduced cash and cash equivalents since December 31, 2001. During the nine months ended September 30, 2002, approximately $317.1 million of cash and cash equivalents was used to retire some of the Company’s long-term debt which included both principal repayment and related premiums. Included in current liabilities are income taxes that have been provided on gains on sales of assets computed on tax bases that result in higher gains for tax purposes than for accounting purposes. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the accounts.

The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock and its preferred stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company. As at September 30, 2002, the Company did not meet a financial test set out in the trust indentures for Publishing’s Senior Subordinated Notes. As a result, until and unless the test is met in the future, Publishing and its subsidiaries, in general, will be unable to borrow, make restricted investments, make advances, pay dividends or make other distributions to the Company. Meeting the test will depend on improvements in future operating results and/or utilizing existing cash balances to reduce the amount of Senior Subordinates Notes outstanding. The Company currently has sufficient cash to meet its current anticipated cash obligations for the next twelve months. The Company is continuing to pursue a comprehensive financing initiative in order to extend debt maturities and provide more advantageous borrowing terms. This initiative may include a new amended syndicated credit facility and may include the sale, in a private placement, of long-term debt securities. Completion of these transactions will be subject to market conditions, conclusion of definitive agreements and satisfaction of conditions in such agreements. If these transactions are completed, a portion of the proceeds would be used to repay the $50.0 million of borrowings made under the new $50.0 million term facility. If the financing initiative is not completed, the Company might need to make alternative arrangements for settlement of the term facility upon its maturity.

Debt

Long-term debt, including the current portion, was $519.9 million at September 30, 2002 compared with $812.7 million at December 31, 2001. During the nine months ended September 30, 2002, the Company retired $293.5 million principal amount of long-term debt.

EBITDA

EBITDA, which is the Company’s earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest, other income (expense), net, and extraordinary items was $21.0 million for third quarter 2002 compared with an EBITDA loss of $1.3 million for third quarter 2001. For the nine months ended September 30, 2002 EBITDA was $81.4 million compared with $29.6 million in 2001. The increased EBITDA results primarily from improved operating results at the Chicago Group and the U.K. Newspaper Group. In addition, 2001 included EBITDA from Canadian properties sold in 2001 and included an approximate $7.9 million EBITDA loss at National Post in the third quarter 2001 and $19.6 million in the nine months ended September 30, 2001. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Cash Flows

Cash flows used in operating activities were $4.5 million in the nine months ended September 30, 2002, compared with $83.8 million in 2001. Excluding changes in working capital (other than cash), cash flows provided by operating activities were $24.8 million in 2002 and cash flows used in operating activities were $83.3 million in 2001. Improved EBITDA, as previously explained, and lower cash taxes partly reduced by the premium paid to early retire a portion of long-term debt resulted in improved year over year cash flows provided by operating activities, excluding changes in working capital.

Cash flows used in investing activities were $16.6 million in 2002 and cash flows provided by investing activities were $454.8 million in 2001. The cash flows provided by investing activities in 2001 resulted principally from the sale of certain Canadian properties and the sale of participation interests offset in part by additions to investments and capital expenditures.

Cash flows used in financing activities were $300.5 million in 2002 and $229.9 million in 2001. In 2002, the Company repaid $293.5 million of long-term debt primarily from available cash balances. The cash flows used in financing activities in 2001 included the repurchase of Class A common shares and the redemption of preferred shares totalling $145.9 million.

Capital Expenditures and Acquisition Financing

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and borrowings under the Company’s credit facility. In 2003, the Company expects to invest approximately $20 million in capital expenditures primarily through available cash flow.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate. However, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions. As of September 30, 2002, Publishing did not meet a financial test set out in the trust indentures for Publishing’s Senior Subordinated Notes. As a result, until and unless the test is met in the future, Publishing and its subsidiaries, in general, will be unable to make advances, pay dividends or make other distributions to the Company. The Company has reduced its quarterly dividend in September 2002 to $0.05 per common share effective with the October dividend payment.

The amount available for the payment of dividends and other obligations by the Company at any time is limited by a number of binding agreements, but the Company expects its internal cash flow and financing resources to be adequate to meet its cash requirements for the next twelve months. However, the Company has an obligation to repay on December 31, 2003, the $50.0 million borrowed on October 3, 2002 under a term facility. As discussed in note 9(ii), the Company is pursuing a comprehensive refinancing of both this borrowing as well as other long-term debt.

Other

Certain of the statements in this Form 10-Q may be deemed to be “forward looking” statements. Refer to the Company’s Annual Report on Form 10-K for a discussion of factors that may affect such statements.

Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring that such expenses no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in Opinion 30 for classification as an extraordinary item, is required to be reclassified. The Company is required to adopt this Statement no later than its fiscal year beginning January 1, 2003. Upon adoption of SFAS 145, the Company’s net loss on the repayment of debt of $21.3 million for the nine months ended September 30, 2002 will no longer qualify as an extraordinary item.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”) Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). The principal difference between FAS 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3 the liability was recognized at the date of an entity’s commitment to an exit plan. The Company is currently assessing the impact of SFAS 146 on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint On a consolidated basis, newsprint expense in the nine months ended September 30 amounted to $113.7 million in 2002 and $162.0 million in 2001. Management believes that newsprint prices may vary widely from time to time and could continue to show significant price variations in the future. During the first half of 2001, newsprint prices in North America were at their highest price per tonne since 1994 and 1995. However, the recessional climate in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint, resulted in a downward trend in prices during the second half of 2001. This downward trend has continued into 2002 and there are indications that prices will stabilize at their current levels. In the United Kingdom, newsprint prices payable by the Company in 2002, which are subject to longer-term contracts, are less than the average prices paid in 2001. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during the nine months ended September 30, 2002, a change in the price of newsprint of $50 per tonne would increase or decrease year-to-date net income by approximately $6.8 million.

     Total Return Equity Swap Under the terms of the Total Return Equity Swap, a decline in the value of the Company’s share price could result in the Company having to issue additional shares or to pay a cash settlement of any loss suffered by the counterparties to the swap contracts. As previously discussed, subsequent to September 30, 2002, the Company has prepaid $55.0 million outstanding under the Total Return Equity Swap, reducing the notional obligation under the swap arrangement to $40.0 million. After this prepayment, there remains outstanding a forward purchase contract on 7 million common shares. A change in the Company’s share price of $1.00 per share would result in an accounting gain or loss to the Company each in the amount of approximately $7.0 million.

     Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, the United Kingdom and Canada.

     Interest Rates At September 30, 2002, the Company had no debt on which interest is calculated at floating rates. Interest paid to the banks under the Total Return Equity Swap is at floating rates. As at September 30, 2002, the outstanding notional balance under the Total Return Equity Swap was $95.0 million which was subsequently reduced to $40.0 million. A 1% change in the interest rate would have resulted in a change in interest cost, in respect of the $95.0 million under the Total Return Equity Swap of $0.7 million for the nine months ended September 30, 2002.

Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. In addition, in 2001, the Company sold Participations in Canadian dollar denominated CanWest debentures to a special purpose trust (“Participation Trust”) in exchange for U.S. dollars. The Company has retained certain foreign exchange exposure in respect of this transaction. As a result, the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the nine months ended September 30, 2002, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported net loss for the nine months ended September 30, 2002:

	Actual Average
	2002 Rate	Increase/Decrease

United Kingdom	$1.48/£	$581,000
Canada	$0.64/Cdn.$	$48,387,000	[1]

[1]	Included in the exposure noted above is $43.1 million in respect of the Company’s sale of Participations.

The Company sold Participations in Cdn. $756.8 million principal amount of CanWest debentures to the Participation Trust in 2001. In respect of these debentures, based on the original Canadian principal amount, the Company will eventually be required to deliver to the Participation Trust, including accrued interest, $490.5 million which equates to a fixed rate of exchange of 0.6482 United States dollars to each Canadian dollar. At September 30, 2002, the accrued liability to the Participation Trust is $559.0 million and the corresponding CanWest debentures had a principal amount receivable of Cdn.$862.4 million. Given that the CanWest debentures are denominated in Canadian dollars, the Company entered into forward foreign exchange contracts in 2001 to mitigate the currency exposure. The foreign currency contract required the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. In 2002, the Company sold certain of its foreign currency contract and subsequently entered into additional foreign currency contracts. However, on September 30, 2002, all of the outstanding contracts were unwound resulting in the net cash receipt of $6.3 million by the Company after discounting for early settlement. This amount has been included in other income (expense), net, in the nine months ended September 30, 2002. The foreign exchange exposure is no longer hedged.

At any time up to November 5, 2005, CanWest may elect to pay interest on the debentures by way of additional CanWest debentures. The Company anticipates that additional debentures will be received in the future as payment in kind for the interest on the debentures. A $0.05 change in the U.S. dollar to Canadian dollar exchange rate applied to the Cdn.$862.4 million principal amount of the CanWest debentures at September 30, 2002 would result in a $43.1 million loss or gain to the Company.

The balance of the exposure of $5,287,000 is principally as a result of the substantial reduction in the Company’s net investment in the Canadian operations in the three months ended March 31, 2002. As a result of this reduction, foreign exchange losses in the amount of $78,217,000 were included in net earnings for the three months ended March 31, 2002 and nine months ended September 30, 2002, of which substantially all was not deductible for income tax purposes. Had there been a $0.05 change in the U.S. dollar to Canadian dollar in the three months ended March 31, 2002, net earnings would have increased or decreased by $5.5 million.

Given the sale of Canadian operations in 2000 and 2001, the only significant ongoing exposure to changes in the value of the Canadian dollar is in respect of the Participations noted above.

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

Item 4. Controls and Procedures

Pursuant to Exchange Act Rule 13a-14, an evaluation of the effectiveness of Hollinger International Inc.’s disclosure controls and procedures was undertaken by its Chairman and Chief Executive Officer and its Vice President Finance and Chief Financial Officer, the Company’s principal executive officer and principal financial officer, respectively, within the 90 day period prior to the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the disclosure controls and procedures as at the time of the evaluation were effective in ensuring that material information requiring disclosure in this filing was brought to their attention on a timely basis. There have been no changes in the Company’s internal controls or in other factors that would significantly affect internal controls since the date of that evaluation.

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

HOLLINGER INTERNATIONAL INC.
Registrant

Date: November 14, 2002	By:	/s/ Conrad M. Black

Lord Black of Crossharbour, PC(C), OC, KCSG Chairman of the Board of Directors and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: November 14, 2002	By:	/s/ Peter K. Lane

Peter K. Lane Vice President and Chief Financial Officer

Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Conrad Black, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hollinger International Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Conrad M. Black

Lord Black of Crossharbour, PC(C), OC, KCSG
Chairman of the Board of Directors and
Chief Executive Officer

Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter K. Lane, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hollinger International Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Peter K. Lane

Peter K. Lane
Vice President and
Chief Financial Officer