Form 10-Q/A
period 2002-09-30
HOLLINGER INTERNATIONAL INC
filed 2002-12-10
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$170,125	$170,125
Circulation	—	—	63,125	63,125
Job Printing	—	—	3,757	3,757
Other	—	—	7,412	7,412

Total Operating Revenues	—	—	244,419	244,419

Operating costs and expenses:
Newsprint	—	—	37,938	37,938
Compensation costs	—	852	76,226	77,078
Stock-based compensation	(95)	—	—	(95)
Other operating costs	77	2,839	105,396	108,312
Infrequent items	—	—	165	165
Depreciation	—	321	8,825	9,146
Amortization	—	—	2,861	2,861

Total operating costs and expenses	(18)	4,012	231,411	235,405

Operating income (loss)	18	(4,012)	13,008	9,014
Other income (expense):
Interest expense	—	(11,678)	(727)	(12,405)
Amortization of debt issue costs	—	(1,234)	—	(1,234)
Interest and dividend income	236	213	3,910	4,359
Other income (expense), net	(34,730)	9,809	(10,393)	(35,314)

Total other income (expense)	(34,494)	(2,890)	(7,210)	(44,594)

Earnings (loss) before income taxes, minority interest and extraordinary item	(34,476)	(6,902)	5,798	(35,580)
Provision for income tax (recovery)	(2,993)	(5,000)	4,239	(3,754)

Loss before minority interest and extraordinary item	(31,483)	(1,902)	1,559	(31,826)
Recovery of minority interest	—	—	(343)	(343)

Loss before extraordinary item	(31,483)	(1,902)	1,902	(31,483)
Extraordinary loss on debt extinguishments, net of tax	—	—	—	—

Net earnings (loss)	$(31,483)	$(1,902)	$1,902	$(31,483)

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

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$524,669	$524,669
Circulation	—	—	182,537	182,537
Job Printing	—	—	12,566	12,566
Other	—	—	22,387	22,387

Total Operating Revenues	—	—	742,159	742,159

Operating costs and expenses:
Newsprint	—	—	113,708	113,708
Compensation costs	—	2,407	227,112	229,519
Stock-based compensation	—	—	—	—
Other operating costs	333	10,061	306,719	317,113
Infrequent items	—	—	436	436
Depreciation	—	971	25,817	26,788
Amortization	—	—	8,355	8,355

Total operating costs and expenses	333	13,439	682,147	695,919

Operating income (loss)	(333)	(13,439)	60,012	46,240
Other income (expense):
Interest expense	—	(40,653)	(1,791)	(42,444)
Amortization of debt issue costs	—	(4,352)	—	(4,352)
Interest and dividend income	945	1,772	11,392	14,109
Other income (expense), net	(124,451)	(15,487)	28,353	(111,585)

Total other income (expense)	(123,506)	(58,720)	37,954	(144,272)

Earnings (loss) before income taxes, minority interest and extraordinary item	(123,839)	(72,159)	97,966	(98,032)
Provision for income tax (recovery)	(6,788)	(9,749)	12,834	(3,703)

Loss before minority interest and extraordinary item	(117,051)	(62,410)	85,132	(94,329)
Minority interest (recovery)	—	—	1,446	1,446

Loss before extraordinary item	(117,051)	(62,410)	83,686	(95,775)
Extraordinary loss on debt extinguishments, net of tax	—	(21,276)	—	(21,276)

Net earnings (loss)	$(117,051)	$(83,686)	$83,686	$(117,051)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2001
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$630,163	$630,163
Circulation	—	—	215,430	215,430
Job printing	—	—	19,319	19,319
Other	—	—	31,135	31,135

Total operating revenues	—	—	896,047	896,047

Operating costs and expenses:
Newsprint	—	—	161,976	161,976
Compensation costs	—	2,968	282,592	285,560
Stock-based compensation	(1,364)	—	—	(1,364)
Other operating costs	407	6,705	408,321	415,433
Infrequent items	—	—	4,808	4,808
Depreciation	—	913	27,374	28,287
Amortization	—	510	26,996	27,506

Total operating costs and expenses	(957)	11,096	912,067	922,206

Operating income (loss)	957	(11,096)	(16,020)	(26,159)
Other income (expense):
Interest expense	(3,402)	(54,214)	(1,889)	(59,505)
Amortization of debt issue costs	(1,560)	(5,647)	—	(7,207)
Interest and dividend income	28,409	329	35,555	64,293
Other income (expense), net	(170,824)	(18,012)	25,884	(162,952)

Total other income (expense)	(147,377)	(77,544)	59,550	(165,371)

Earnings (loss) before income taxes, minority interest and extraordinary item	(146,420)	(88,640)	43,530	(191,530)
Provision for income tax (recovery)	7,344	(27,325)	(11,250)	(31,231)

Loss before minority interest and extraordinary item	(153,764)	(61,315)	54,780	(160,299)
Recovery of minority interest	—	—	(6,535)	(6,535)

Loss before extraordinary item	(153,764)	(61,315)	61,315	(153,764)
Extraordinary loss on debt extinguishments, net of tax	—	—	—	—

Net earnings (loss)	$(153,764)	$(61,315)	$61,315	$(153,764)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Balance Sheet as at September 30, 2002
(Amounts in thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$25,696	$22,548	$120,130	$168,374
Accounts receivable, net	6,611	4,485	199,352	210,448
Amounts due from (to) related companies, net	45,573	(4,589)	(24,840)	16,144
Intercompany accounts receivable	8,921	675,050	(683,971)	—
Inventories	—	—	8,109	8,109
Prepaid expense and other current assets	7,663	2,019	7,540	17,222

Total current assets	94,464	699,513	(373,680)	420,297
Investments	490,468	1,390,268	(1,676,946)	203,790
Property, plant and equipment, net of accumulated depreciation	—	5,191	296,329	301,520
Goodwill	—	—	640,032	640,032
Intangible assets, net of accumulated amortization	—	—	—	—
Non-compete agreements, net of accumulated amortization	—	—	4,833	4,833
Deferred financing costs and other assets	—	19,295	28,240	47,535

	$584,932	$2,114,267	$(1,081,192)	$1,618,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$—	$—	$2,624	$2,624
Accounts payable	—	—	95,131	95,131
Intercompany accounts payable	183,908	1,074,894	(1,258,802)	—
Intercompany notes payable	—	34,775	(34,775)	—
Accrued expenses	18,562	6,088	77,891	102,541
Income taxes payable (recoverable)	61,091	(33,989)	265,599	292,701
Deferred revenue	—	—	44,584	44,584

Total current liabilities	263,561	1,081,768	(807,748)	537,581
Long term debt, less current installments	—	509,988	7,238	517,226
Deferred income taxes	(18,278)	59,342	78,694	119,758
Other liabilities	31,170	—	87,374	118,544

Total liabilities	276,453	1,651,098	(634,442)	1,293,109

Minority interest	—	—	16,419	16,419

Redeemable preferred stock	8,616	—	—	8,616

Total stockholders’ equity	299,863	463,169	(463,169)	299,863

	$584,932	$2,114,267	$(1,081,192)	$1,618,007

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Balance Sheet as at December 31, 2001
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$64,247	$101,333	$313,934	$479,514
Accounts receivable, net	3,678	4,389	195,375	203,442
Amounts due from (to) related companies, net	44,173	(6,969)	(4,976)	32,228
Intercompany accounts receivable	7,888	392,027	(399,915)	—
Inventories	—	—	21,209	21,209
Prepaid expenses and other current assets	7,555	5,061	13,294	25,910

Total current assets	127,541	495,841	138,921	762,303
Investments	454,944	1,948,742	(2,202,780)	200,906
Property, plant and equipment, net of accumulated depreciation	—	6,134	303,138	309,272
Intangible assets, net of accumulated amortization	—	—	471,424	471,424
Goodwill	—	—	180,958	180,958
Non-compete agreements, net of accumulated amortization	—	—	7,658	7,658
Deferred financing costs and other assets	—	31,679	17,551	49,230

	$582,485	$2,482,396	$(1,083,130)	$1,981,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$—	$—	$3,008	$3,008
Accounts payable	175	15	96,907	97,097
Intercompany accounts payable	168,474	1,145,433	(1,313,907)	—
Intercompany notes payable	—	34,640	(34,640)	—
Accrued expenses	22,396	25,177	87,118	134,691
Income taxes payable (recoverable)	61,091	(33,989)	263,485	290,587
Deferred revenue	—	—	41,208	41,208

Total current liabilities	252,136	1,171,276	(856,821)	566,591
Long term debt, less current installments	—	800,000	9,652	809,652
Deferred income taxes	(11,380)	83,279	91,151	163,050
Other liabilities	7,372	—	84,752	92,124

Total liabilities	248,128	2,054,555	(671,266)	1,631,417

Minority interest	—	—	15,977	15,977

Redeemable preferred stock	8,582	—	—	8,582

Total stockholders’ equity	325,775	427,841	(427,841)	325,775

	$582,485	$2,482,396	$(1,083,130)	$1,981,751

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(Amounts in Thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net Loss	$(117,051)	$(83,686)	$83,686	$(117,051)
Items not involving cash:
Depreciation and amortization	—	971	34,172	35,143
Amortization of debt issue costs	—	4,352	—	4,352
Minority interest	—	—	1,446	1,446
Loss on sale of investments	—	—	—	—
Gains on sales of assets	—	—	(6,128)	(6,128)
Non-cash interest income	—	—	(4,235)	(4,235)
Total Return Equity Swap	18,142	—	—	18,142
Foreign currency translation loss (gain)	—	—	78,217	78,217
Other non-cash items	82,595	42,226	(109,938)	14,883
Changes in working capital, net	(599)	64,280	(92,958)	(29,277)

Cash provided by (used in) operating activities	(16,913)	28,143	(15,738)	(4,508)

Cash Flows From Investing Activities:
Capital expenditures	—	(28)	(21,388)	(21,416)
Additions to investments and other assets	(2,835)	(1,375)	(3,237)	(7,447)
Proceeds from disposal of investments and assets	—	187,242	(174,970)	12,272

Cash provided by (used in) investing activities	(2,835)	185,839	(199,595)	(16,591)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	—	—	—
Repayments of long-term debt	—	(290,012)	(3,504)	(293,516)
Proceeds on issuance of common shares	3,430	—	—	3,430
Changes in amounts due from related companies	(1,400)	(2,380)	17,868	14,088
Dividends and distributions to minority interests	—	—	(917)	(917)
Cash dividends paid	(24,250)	—	—	(24,250)
Other financing activities	3,417	(375)	(2,385)	657

Cash provided by (used in) financing activities	(18,803)	(292,767)	11,062	(300,508)

Effect of exchange rate changes on cash	—	—	10,467	10,467

Net decrease in cash and cash equivalents	(38,551)	(78,785)	(193,804)	(311,140)
Cash and cash equivalents at beginning of period	64,247	101,333	313,934	479,514

Cash and cash equivalents at end of period	$25,696	$22,548	$120,130	$168,374

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Supplemental Condensed Consolidating Financial Information — Continued

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(Amounts in thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net Earnings	$(153,764)	$(61,315)	$61,315	$(153,764)
Items not involving cash:	—	—
Depreciation and amortization	—	1,423	54,370	55,793
Amortization of debt issue costs	1,560	5,647	—	7,207
Minority interest	—	—	(6,535)	(6,535)
(Gain) Loss on sale of investments	(16,768)	(57)	45,982	29,157
(Gain) Loss on sales of assets	—	—	(7,311)	(7,311)
Non-cash interest income	—	—	(45,255)	(45,255)
Total Return Equity Swap	66,726	—	—	66,726
Foreign currency translation loss	—	—	—	—
Other non-cash items	116,146	96,364	(241,817)	(29,307)
Changes in working capital, net	4,500	(20,144)	15,177	(467)

Cash provided by (used in) operating activities	18,400	21,918	(124,074)	(83,756)

Cash Flows From Investing Activities:
Capital expenditures	—	(169)	(37,849)	(38,018)
Additions to investments and other assets	(331,451)	(15,741)	302,781	(44,411)
Proceeds from disposal of investments and assets	287,858	525	248,872	537,255

Cash provided by (used in) investing activities	(43,593)	(15,385)	513,804	454,826

Cash Flows From Financing Activities:
Proceeds from long-term debt	88,000	—	2,245	90,245
Repayments of long-term debt	(88,000)	—	(4,545)	(92,545)
Repurchase of common shares and redemption of preferred shares	(145,900)	—	—	(145,900)
Changes in amounts due to/from related companies	284,554	(9,551)	(290,507)	(15,504)
Dividends and distributions to minority interests	—	—	(30,950)	(30,950)
Cash dividends paid	(41,320)	(14,400)	14,400	(41,320)
Other financing activities	1,323	(967)	5,670	6,026

Cash provided by (used in) financing activities	98,657	(24,918)	(303,687)	(229,948)

Effect of exchange rate changes on cash	—	—	(5,563)	(5,563)

Net increase (decrease) in cash and cash equivalents	73,464	(18,385)	80,480	135,559
Cash and cash equivalents at beginning of period	2,109	22,325	113,237	137,671

Cash and cash equivalents at end of period	$75,573	$3,940	$193,717	$273,230

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

EBITDA

EBITDA, which is the Company’s earnings before interest expense, amortization of debt issue costs, interest and dividend income, income taxes, depreciation and amortization, minority interest, other income (expense), net, and extraordinary items was $21.0 million for third quarter 2002 compared with an EBITDA loss of $1.3 million for third quarter 2001. For the nine months ended September 30, 2002 EBITDA was $81.4 million compared with $29.6 million in 2001. The increased EBITDA results primarily from improved operating results at the Chicago Group and the U.K. Newspaper Group. In addition, 2001 included EBITDA from Canadian properties sold in 2001 and included an approximate $7.9 million EBITDA loss at National Post in the third quarter 2001 and $32.5 million in the nine months ended September 30, 2001. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

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

HOLLINGER INTERNATIONAL INC.
Registrant

Date: December 10, 2002	By:	/s/ Conrad M. Black

Lord Black of Crossharbour, PC(C), OC, KCSG Chairman of the Board of Directors and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: December 10, 2002	By:	/s/ Peter K. Lane

Peter K. Lane Vice President and Chief Financial Officer

Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Conrad Black, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Hollinger International Inc.;

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

Date: December 10, 2002

/s/Conrad M. Black

Lord Black of Crossharbour, PC(C), OC, KCSG
Chairman of the Board of Directors and
Chief Executive Officer

Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter K. Lane, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Hollinger International Inc.;

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

Date: December 10, 2002

/s/Peter K. Lane

Peter K. Lane
Vice President and
Chief Financial Officer