Form 10-K
period 2002-03-31
HOLLINGER INTERNATIONAL INC
filed 2003-03-31
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-14164

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2) Yes  [X]   No  [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, determined using the closing price per share on that date of $12.00, as reported on the New York Stock Exchange was $1,015,395,000.

     The aggregate market value of Class A Common Stock held by non-affiliates as of March 7, 2003, was approximately $519,828,000. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

     The number of outstanding shares of each class of the registrant’s common stock as of March 7, 2003 was as follows: 74,498,328 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location

Proxy Statement for 2003 Annual Meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934	Part III

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Amended and Restated Trust Agreement
Supplemental Trust Agreement
Amended and Restated Participation Agreement
Purchase Agreement dated December 16, 2002
Registration Rights Agreement
The Indenture dated as of December 23, 2002
Fifth Amended and Restated Credit Agreement
Fourth Amended and Restated Company Pledge
Fourth Amended and Restated Guaranty
Amended and Restated Pledge Agreement
Intellectual Property Security Agreement
Third Amended and Restated Guaranty
Third Amended and Restated Security Agreement
U.K. Subsidiary Guarantee
U.S. Pledge Agreement
Significant Subsidiaries of Hollinger Internationa
Consent of KPMG LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer

HOLLINGER INTERNATIONAL INC.

2002 FORM 10-K

PART I

Item 1. Business

Overview

     We are a leading publisher of English-language newspapers in the United States, the U.K. and Israel with a smaller presence in Canada. Our 23 paid daily newspapers have a worldwide combined circulation of approximately two million. In addition, we own or have interests in over 250 other publications, including non-daily newspapers and magazines. Included among our 144 paid newspapers are the following premier titles:

•	the Chicago Group’s Chicago Sun-Times, which has the highest daily readership and second highest circulation of any newspaper in the Chicago metropolitan area and has the fifth highest daily readership of any metropolitan daily newspaper in the United States;

•	the U.K. Newspaper Group’s The Daily Telegraph, which is the leading daily broadsheet newspaper in the U.K. with a 36% share of circulation in its domestic market and approximately 300,000 greater circulation than that of its nearest competitor; and

•	the Community Group’s Jerusalem Post, which is the most widely read English-language daily newspaper published in the Middle East and is highly regarded regionally and internationally.

     Unless the context requires otherwise, all references herein to the “Company”, “we”, “our” and “us” mean Hollinger International Inc., its predecessors and consolidated subsidiaries, “Publishing” refers to Hollinger International Publishing Inc. and “Hollinger Inc.” refers to our parent, Hollinger Inc. and its subsidiaries.

Chicago Group

     The Chicago Group consists of more than 100 newspapers in the greater Chicago metropolitan area. The group’s primary newspaper is the Chicago Sun-Times, which was founded in 1948 and is Chicago’s most widely read newspaper. The Chicago Sun-Times is published in a tabloid format, has a daily circulation of approximately 480,000 and continues to have the leading daily readership in the 16 county Chicago metropolitan area, attracting 1.7 million readers daily. We pursue a clustering strategy in the greater Chicago metropolitan market, covering all of Chicago’s major suburbs as well as its surrounding high growth counties. This strategy enables us to rationalize duplicative back office functions and printing facilities as well as offer joint selling programs to advertisers. For the year ended December 31, 2002, the Chicago Group had revenues of approximately $441.8 million and operating income of approximately $35.7 million.

U.K. Newspaper Group

     The U.K. Newspaper Group’s operations include The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines. The Daily Telegraph was launched in 1855 and is based in London, the dominant financial center in Europe. It is the largest circulation broadsheet daily newspaper in the U.K. as well as in all of Europe with an average daily circulation of approximately 980,000. The Daily Telegraph’s Saturday edition has the highest average daily circulation (approximately 1.2 million) among broadsheet daily newspapers in the U.K. The Sunday Telegraph is the second highest circulation broadsheet Sunday newspaper in the U.K. with an average circulation of approximately 778,000. The Daily Telegraph’s market leadership and national reach have allowed it to maintain the leading share of advertising among broadsheet daily newspapers in the U.K. over the last decade. In addition, we have leveraged The Daily Telegraph’s strong reader loyalty, trusted brand name and proprietary customer database to generate incremental revenue from the sale of ancillary products and services to its readers. For the year ended December 31, 2002, the U.K. Newspaper Group had revenues of approximately $481.5 million and operating income of approximately $48.1 million.

Community Group

     The Community Group consists of the Jerusalem Post, the most widely read English-language daily newspaper published in the Middle East with a daily and weekend readership of 223,000. The paid circulation of all the Jerusalem Post products, including English and French-language international weekly editions, is over 110,000. For the year ended December 31, 2002, the Community Group had revenues of $13.2 million and an operating loss of approximately $5.2 million.

Canadian Newspaper Group

     The Canadian Newspaper Group currently consists of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and an 87% interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”). HCPH Co. and Hollinger L.P. own ten daily and 23 non-daily newspaper properties and miscellaneous Canadian business magazines and tabloids for various industries including: transportation, construction, natural resources and manufacturing. We intend to sell these newspaper and magazine assets should an attractive opportunity arise. For the year ended December 31, 2002, the Canadian Newspaper Group had revenues of approximately $69.6 million and an operating loss of $2.1 million.

General

     The Company was incorporated in the State of Delaware on December 28, 1990 and its wholly owned subsidiary Publishing was incorporated in the State of Delaware on December 12, 1995. Each of the Company and Publishing has its executive offices at 401 North Wabash Avenue, Suite 740, Chicago, Illinois 60611, telephone number (312) 321-2299.

Bank Credit Facility

     On December 23, 2002, certain of our subsidiaries entered into a senior credit facility with an aggregate commitment of $310 million, arranged by Wachovia Bank, N.A. (the “Senior Credit Facility”).

     The Senior Credit Facility consists of (i) a $45 million revolving credit facility which matures on September 30, 2008 (the “Revolving Credit Facility”), (ii) a $45 million Term Loan A which matures on September 30, 2008 (“Term Loan A”) and (iii) a $220 million Term Loan B which matures on September 30, 2009 (“Term Loan B”). Publishing (a wholly owned direct subsidiary) and Telegraph Group Limited (“Telegraph Group”, a wholly owned indirect subsidiary) are the borrowers under the Revolving Credit Facility and First DT Holdings Ltd. (“FDTH”, a wholly owned indirect subsidiary) is the borrower under Term Loan A and Term Loan B. The Revolving Credit Facility and Term Loans bear interest at either the Base Rate (U.S.) or LIBOR, plus an applicable margin. Cross currency floating to fixed rate swaps, from USD LIBOR to Sterling fixed rate have been purchased in respect of all amounts advanced under the Senior Credit Facility.

     Publishing’s borrowings under the Senior Credit Facility are guaranteed by Publishing’s material U.S. subsidiaries, while FDTH’s and Telegraph Group’s borrowings under the Senior Credit Facility are guaranteed by Publishing and its material U.S. and U.K. subsidiaries. The Company is also a guarantor of the Senior Credit Facility. Publishing’s borrowings under the Senior Credit Facility are secured by substantially all of the assets of Publishing and its material U.S. subsidiaries, a pledge of all of the capital stock of Publishing and its material U.S. subsidiaries and a pledge of 65% of the capital stock of certain foreign subsidiaries. FDTH’s and Telegraph Group’s borrowings under the Senior Credit Facility are secured by substantially all of the assets of Publishing and its material U.S. and U.K. subsidiaries and a pledge of all of the capital stock of Publishing and its material U.S. and U.K. subsidiaries. The Company’s assets in Canada have not been pledged as security under the Senior Credit Facility.

     The Senior Credit Facility loan documentation requires Publishing to comply with certain covenants which include, without limitation and subject to certain exceptions, restrictions on additional indebtedness; liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness), and on incurring or guaranteeing debt of an affiliate, making certain investments and paying management fees; mergers, consolidations, sales and acquisitions; transactions with affiliates; conduct of business except as permitted; sale and leaseback transactions; changing fiscal year; changes to holding company status; creating or allowing restrictions on taking action under the Senior Credit Facility loan documentation; and entering into operating leases, subject to certain baskets and exceptions. The Senior Credit Facility loan documentation also contains customary events of default.

Senior Notes

     On December 23, 2002, Publishing issued $300,000,000 of 9% Senior Notes guaranteed by the Company due 2010 (the “9% Senior Notes”). The indenture relating to the 9% Senior Notes contains financial covenants and negative covenants that limit Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with related companies, and sell assets including stock of a restricted subsidiary. The indentures provide that upon a Change of Control (as defined in the indenture), each noteholder has the right to require Publishing to purchase all or any portion of such noteholder’s notes at a cash purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. The Senior Credit Facility restricts Publishing’s ability to repurchase these notes even when Publishing may be required to do so under the terms of the indenture to the 9% Senior Notes in connection with a Change of Control.

Ownership by Hollinger Inc.

     At December 31, 2002, Hollinger Inc. directly and indirectly owned 31.8% of the combined equity interest and 72.8% of the combined voting power of the outstanding common stock of the Company (without giving effect to conversion of the Series E Preferred Stock of the Company held by Hollinger Inc.). As a result, Hollinger Inc. will be able to control the outcome of any election of directors and to direct management policy, strategic direction and financial decisions of the Company and its subsidiaries. In March 2003, the Company acquired for cancellation 2,000,000 shares of Class A Common Stock from a subsidiary of Hollinger, Inc. and redeemed all of the Series E Preferred Stock as more fully described in Part II Item 5. As a result, Hollinger Inc.’s equity and voting interests have been reduced to 30.3% and 72.6%, respectively.

Business Strategy

     Pursue Revenue Growth by Leveraging our Leading Market Position. We will continue to leverage our leading position in daily readership in the attractive Chicago and U.K. markets in order to drive revenue growth. For the Chicago Group, we will continue to build revenues by taking advantage of the extensive cluster of our combined Chicago Group publications, which allows us to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient one-stop vehicle to reach the entire Chicago market. For the U.K. Newspaper Group, we will continue to focus on retaining The Daily Telegraph’s national circulation dominance and increasing circulation of The Sunday Telegraph, introduce new sections to the newspaper in order to help advertisers target specific reader demographics, and periodically implement cover price increases. In addition, we believe that The Daily Telegraph’s successful prepaid subscription program will continue to enhance revenue opportunities.

     Continue to Maximize Operating Efficiency. We have extensive expertise in introducing and maintaining operating efficiencies, producing superior newspapers and increasing revenues. Historically, these efficiencies have resulted from centralized newsprint purchasing, clustering and consolidating duplicative functions and facilities at our acquired newspaper publications, and investing in technology and production equipment. For example, in April 2001, we completed the installation of a $115 million, state-of-the-art printing facility in Chicago which has lowered our production costs, enhanced product quality, and increased the availability of color printing which generates higher advertising yields. In response to the recent economic downturn, we have reduced total compensation and other operating costs (other than newsprint, depreciation and amortization) at our two largest operating segments by approximately $36.3 million in 2002 (excluding the impact of foreign exchange rate changes) as compared to the prior year, which has positioned us to significantly benefit as the advertising market recovers. We will continue to aggressively manage our cost structure in the future in order to optimize cash flow.

     Publish Relevant and Trusted High Quality Newspapers. We are committed to maintaining the high quality of our newspaper product and editorial integrity so as to ensure continued reader loyalty, which is the foundation of our newspaper franchises. The Chicago Sun-Times has been recognized for its editorial quality with several Pulitzer Prize-winning writers and awards for excellence from Illinois’s major press organizations. The Daily Telegraph and The Sunday Telegraph are known for their quality content and superior product and have in recent times been voted “National Newspaper of the Year”, Britain’s most coveted industry award. In addition, we are focused on maintaining our relevance in the United States in our urban and suburban markets by continuing to provide leading local news coverage, while providing in-depth national and international news coverage in the U.K. market. We believe that this is a key strategy in maintaining and building upon the entrenched readership base of our leading newspaper properties.

     Prudent Asset Management. In addition to pursuing revenue growth from our existing publications and maximizing operating efficiencies, we may from time to time pursue selective, complementary newspaper acquisitions and non-core divestitures. Management has a successful track record of identifying value-enhancing acquisitions and underperforming newspaper properties, integrating and optimizing these acquisitions, and opportunistically divesting assets for optimal value to achieve debt reduction. Since our formation in 1986, the existing senior management team has built, primarily through acquisitions, and managed up to 400 newspapers and related publications. After acquiring control of The Daily Telegraph in 1986, we significantly modernized its printing plants, negotiated a two-thirds reduction in work force and revitalized its titles. In 1994, we acquired the Chicago Sun-Times and have since doubled its operating profits. More recently, we sold our U.S. community newspaper operations and the majority of our Canadian newspaper assets, which were monetized at attractive cash flow multiples. This strategy has positioned us to emerge from the current downturn with reduced leverage, efficient and focused operations, and solid operating platforms for growth. Non-core assets, such as the Canadian Newspaper Group and many of our investments remain available for sale.

Risks

Risks Related to Our Business and the Industry

     Certain statements contained in this report under various sections, including but not limited to “Business Strategy” and “Management’s Discussion and Analysis”, are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the first quarter of 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

Our revenues are cyclical and dependent upon general economic conditions in our newspapers’ target markets.

     Advertising and circulation are our two primary sources of revenue. Our advertising revenues and, to a lesser extent, circulation revenues, are cyclical and dependent upon general economic conditions in our newspapers’ target markets. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases, as well as changes in the mix of advertising, have corresponded with general economic downturns and regional and local economic recessions. In 2001, due to the general downturn in the economy, advertising revenue for the Chicago Group on a same store 52-week basis was lower by $20.0 million or 6.7% compared with 2000, and advertising revenue for the U.K. Newspaper Group was lower by £27.2 million or 10.6% (in local currency terms). Advertising revenue stabilized somewhat for the Chicago Group in the year ended December 31, 2002, as it was up marginally by 0.8% over the prior year. However, advertising revenue for the U.K. Newspaper Group continued to reflect difficult economic conditions, as it was lower by £17.7 million or 7.7% compared to the prior year. In addition, our dependency on advertising sales, which generally have a short lead-time, means that we have only a limited ability to accurately predict future results.

We together with our subsidiaries have a significant degree of leverage and substantial debt service obligations.

     The instruments governing the terms of the principal indebtedness of the Company, Publishing and its principal United States and foreign subsidiaries, contain various covenants, events of default and other provisions that could limit our financial flexibility, including the payment of dividends with respect to outstanding common stock and the pursuit of a growth strategy. Amongst the various covenants are several financial covenants requiring certain of our subsidiaries to maintain stipulated leverage, fixed charge and interest coverage ratios. Failure to maintain the stipulated ratios could lead to increased interest costs, acceleration of certain time periods in the underlying documents, a prohibition of certain activities and restriction on the payment of dividends.

     Our Senior Credit Facility is denominated in US dollars and bears interest at floating rates referenced to several short term alternatives. In December 2002, we entered into cross currency (U.S. dollars to pounds sterling) floating to fixed swaps in respect of all borrowings under the Senior Credit Facility. The swap agreements, which mature December 2008 in respect of Term Loan A and December 2009 in respect of Term Loan B, have been entered into for $265.0 million, being the full amount of borrowings under each of the term loans, at a weighted average rate of 8.47%.

     In 2003 Publishing entered into fixed to floating swap agreements to reduce our effective rate of borrowing under $250.0 million of our 9% Senior Notes maturing December 2010. A total of $300.0 million of 9% Senior Notes is outstanding. The effective rate for the first six months is a blended rate of 5.98%. The swaps mature December 15, 2010, the same date on which the underlying notes mature.

     We rely on distributions from subsidiaries to meet our financial obligations. We are an international holding company and our assets consist solely of investments in our subsidiaries and affiliated companies. As a result, our ability to meet our future financial obligations is dependent upon the availability of cash flows from our domestic and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, our ability to pay dividends on our common stock may be limited as a result of our dependence upon the distribution of earnings of our subsidiaries and affiliated companies. Our subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal domestic and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of our non-Canadian subsidiaries have been pledged to lenders of the Company. Our right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that we may be a creditor with recognized claims against such subsidiary or affiliated company.

Our foreign operations subject us to currency exchange rate fluctuations; adverse movements in exchange rates may negatively impact our earnings.

     Operations outside of the United States, principally the U.K. Newspaper Group, accounted for approximately 56.1% of our operating revenues and approximately 53.3% of our operating income (excluding expenses incurred by the Investment and Corporate Group) for the year ended December 31, 2002. Generally, we do not hedge against foreign currency exchange rate risks except through borrowings and related swaps in those currencies. As a result, we may experience economic loss and a negative impact on earnings with respect to our investments and on earnings of our foreign subsidiaries, solely as a result of currency exchange rate fluctuations (principally any weakening of the pound sterling against the U.S. dollar).

     In 2001, the Company sold participations in Cdn. $756.8 million principal amount of its CanWest Global Communications Corp. (“CanWest”) debentures to a special purpose trust (the “Participation Trust”). Units of the Participation Trust, denominated in U.S. dollars, were in turn issued and sold by the Participation Trust to third parties. In respect of the underlying CanWest debentures, based on the original Canadian dollar principal amount, the Company will eventually be required to deliver to the Participation Trust $490.5 million of the CanWest debentures plus accrued interest, at then current rates of exchange. The original sale of participations to the Trust was made at a fixed rate of exchange of $0.6482 U.S. dollars to each Canadian dollar. On September 30, 2002, we unwound certain foreign currency contracts and as a consequence our foreign exchange exposure on CanWest debentures is no longer hedged. At December 31, 2002, the obligation to the Participation Trust was $575.7 million and the corresponding CanWest debentures had a principal amount receivable of Cdn. $888.2 million. A $0.05 change in the U.S. dollar to Canadian dollar exchange rate applied to the Cdn. $888.2 million principal amount of CanWest debentures at December 31, 2002 would result in a $44.4 million loss or gain to the Company. Our existing debt structure creates impediments to the placement of foreign currency contracts that could otherwise reduce that exposure.

Newsprint represents our single largest raw material expense and increases in the price of newsprint could decrease our net income.

     Newsprint represents our single largest raw material expense and is our most significant operating cost, other than employee costs. In 2002, newsprint costs represented approximately 15.0% of our revenues. Newsprint costs vary widely from time to time and trends in pricing can vary between geographic regions. During the first half of 2001, newsprint prices in North America were at their highest price per ton since 1994 and 1995. However, the recessionary climate in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint, resulted in a downward trend in prices during the second half of 2001. This downward trend continued into 2002; however, there are indications that prices may moderately increase in the near term from their current levels. In the United Kingdom, our newsprint prices payable in 2002, which are subject to longer-term contracts, were less than the average prices paid in 2001. If newsprint prices increase in the future and we cannot pass these costs on to our customers, such increases may have a material adverse effect on our results of operations. Although we have implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width where practical and managing our return policy, price increases have in the past had a material adverse effect on us and may do so again in the future.

Competition in the newspaper industry originates from many sources. The advent of new technologies and industry practices, such as the provision of newspaper content on free Internet sites, may decrease our sales or force us to make other changes that harm our operating performance.

     Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail and other communications and advertising media that operate in our markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of our competitors are larger and have greater financial resources than we do. In the past, newspapers which compete in some of our markets have chosen to reduce their cover prices and/or decrease the price of bulk sales in efforts to increase their circulation at the expense of our newspapers. Price competition has been particularly intense in the United Kingdom and Chicago, Illinois in recent years. These actions have in the past forced us to similarly reduce our cover prices and/or decrease the price of bulk sales, which has a negative effect on our sales revenues and overall financial performance. We may experience price competition from competing newspapers and other media sources in the future that force us to make similar reductions, which would again decrease our operating results and circulation revenues. In addition, the use of alternative means of delivery, such as free Internet sites, for news and other content has increased significantly in the past few years. In the event that significant numbers of our customers choose to receive content using these alternative delivery sources rather than our newspapers, we may be forced to decrease the prices we charge for our newspapers or make other changes in the way we operate, or we may face a long-term decline in circulation, any or all of which may harm our financial and operating performance.

Our publications have experienced declines in circulation in the past and may do so in the future.

     The Chicago Sun-Times and The Daily Telegraph have experienced small declines in circulation. According to figures published by the Audit Bureau of Circulations, circulation of the Chicago Sun-Times experienced a compounded annual growth rate (CAGR) of -1.0% since we acquired it in 1994 through 2002, while circulation of The Daily Telegraph experienced a CAGR of -1.3% from September 1996 through 2002 before planned reductions of bulk sales. We believe that the principal factors contributing to the declines in circulation include the competitive factors described above and the use of alternative means of information delivery such as the Internet. From 2000 through 2002, average daily circulation (Monday to Friday) of the Chicago Sun-Times has stabilized and shown a slight increase. However, we cannot assure you that circulation of our newspapers will not decline in the future. A significant decline in circulation could have a material adverse effect on our business and financial performance.

If we fail to implement our business strategy, our business will be adversely affected.

     Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to increase circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications or raise the cover prices of our publications without causing a decline in circulation. Furthermore, any growth through acquisitions and investments will be dependent upon identifying suitable acquisition or investment candidates and successfully consummating such transactions and integrating the acquired operations at reasonable costs. We may not successfully integrate any acquired businesses and may not achieve anticipated revenue and cost benefits.

     Such acquisitions and investments may require additional funding which may be provided in the form of additional debt or equity financing or a combination thereof. We cannot assure you that any such additional financing will be available to us on acceptable terms or at all or that we will be permitted under the terms of our existing loan documentation to obtain such financing for such purpose.

     Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, general economic conditions, legal developments or increased operating costs or expenses. In particular, there has been a recent trend of increased consolidation among major retailers, some as a result of bankruptcies of certain retailers. This trend may adversely affect our results of operations by reducing the number of advertisers using our products and increasing the purchasing power of the consolidating retailers, thereby leading to increased margin pressure on our advertising revenues.

     Any failure to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on our 9% Senior Notes and our Senior Credit Facility. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Our performance could be adversely affected if we lose our key personnel.

     We believe that our success is largely dependent on the abilities and experience of Lord Black, our Chief Executive Officer, F. David Radler, our Chief Operating Officer, and Daniel W. Colson, The Telegraph’s Chief Executive Officer, and our senior management team. The loss of the services of Lord Black, F. David Radler and Daniel W. Colson or one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. In addition, we believe that our success will depend upon our ongoing ability to attract and retain qualified management and other employees.

We may experience labor disputes, which could slow down or halt production or distribution of our newspapers or other publications.

     Approximately 23% of our employees are represented by labor unions and those employees are mostly covered by collective bargaining or similar agreements which are regularly renewable. A work stoppage or strike may occur prior to the expiration of the current labor agreements or during negotiations of new labor agreements or extensions of existing labor agreements. Work stoppages or other labor-related developments could slow down or halt production or distribution of the newspapers, which would adversely affect our results of operations.

We have a substantial potential tax liability as a result of gains on the sale of certain of our non-U.S. operations.

     We have reflected in current liabilities on our consolidated balance sheets certain income taxes payable, a substantial portion of which has been provided on gains on the sale of a portion of our non-U.S. operations. While we have implemented initiatives that we believe may defer and/or reduce these taxes owed by subsidiaries in respect of these gains, the benefits of these strategies have not been reflected in our accounts. However, we cannot assure you that the initiatives we have implemented will be successful in deferring and/or reducing these taxes, nor can we assure you that a U.S. court would uphold the rule against enforcement of foreign tax judgments if a proceeding is brought against the Company or any of its U.S. subsidiaries.

Risks Related to Control by a Single Shareholder

Lord Black is our controlling shareholder and there may be a conflict between his interests and your interests.

     Lord Black currently controls a majority of the voting power of the Company. Other shareholders will be unable to affect the outcome of stockholder voting as long as Lord Black retains his controlling interest.

     Hollinger Inc., our parent company, is controlled by Lord Black, Chairman of the Board and Chief Executive Officer of the Company and Hollinger Inc., through his direct and indirect ownership of Hollinger Inc.’s securities, principally through The Ravelston Corporation Limited (“Ravelston”), a corporation owned by Lord Black, Mr. F. David Radler, Mr. Daniel Colson, Mr. J.A. Boultbee, Mr. Peter Atkinson, Mr. Peter White, the estate of Mr. Dixon Chant and Mr. Charles Cowan (all of whom are current or former officers and/or directors of Hollinger Inc. and the Company). At December 31, 2002, by virtue of his control of Hollinger Inc. shares, Lord Black controlled a 72.8% voting interest in the Company. As a result of this controlling interest, Lord Black will be able to determine the outcome of all matters that require shareholder approval, including the election of directors, amendment of the Company’s charter and approval of significant corporate transactions. Lord Black will also have a significant influence over decisions affecting our capital structure, including the incurrence of additional indebtedness and the declaration of dividends.

     On March 10, 2003, in conjunction with a refinancing by Hollinger Inc., the Company repurchased 2,000,000 shares of Class A Common Stock from a subsidiary of Hollinger Inc. for cancellation. Further, 93,206 shares of Series E Preferred Stock held by the same subsidiary of Hollinger Inc. were redeemed for cancellation at the request of the holder. As a consequence, as of March 10, 2003, Lord Black controls a 72.6% voting interest in the Company. Additional information regarding these transactions is contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

     We have been advised that Hollinger Inc. does not presently intend to reduce its voting power in our outstanding voting securities to less than 50%. We understand that neither Ravelston nor Lord Black presently intends to reduce its voting control over Hollinger Inc. such that a third party would be able to exercise effective control over it.

Entities affiliated with Lord Black and other officers and directors of the Company engage in significant transactions with the Company, which transactions may not necessarily be consummated on an arm’s length basis.

     Various entities which are affiliated with Lord Black and other officers and directors of the Company engage in significant transactions with the Company, which transactions may not necessarily be consummated on an arm’s length basis and therefore may not be as favorable to the Company as those that could be negotiated with non-affiliated third parties.

     Ravelston controls the Company through its ownership interest in Hollinger Inc. Pursuant to two agreements between Ravelston Management Inc. (“RMI”), a wholly owned subsidiary of Ravelston, and each of the Company and Hollinger Canadian Publishing Holdings Co. (the “Service Agreements”), RMI provides advisory, consultative, procurement and administrative services to the Company and its subsidiaries including strategic advice, planning, and financial services (including advice and assistance with respect to acquisitions, divestitures and joint ventures), other consulting services and assistance in operational matters. Certain subsidiaries of the Company also have separate service agreements directly with certain Ravelston executives, as well as Black-Amiel Management Inc. and Moffat Management Inc., both affiliates of Ravelston. All of the Service Agreements were negotiated in the context of a parent-subsidiary relationship and, therefore, were not the result of arm’s length negotiations between independent parties. The terms of the Service Agreements may therefore not be as favorable to the Company and its subsidiaries as the terms that might be reached through negotiations with non-affiliated third parties.

We are a party to a Business Opportunities Agreement and a Co-operation Agreement with Hollinger Inc., which agreements reserve certain rights for Hollinger Inc. with respect to making acquisitions.

     The Business Opportunities Agreement and the Co-operation Agreement provide that we will be Hollinger Inc.’s principal vehicle for engaging in and effecting acquisitions in newspaper businesses and related media businesses in the United States and Israel and, through The Telegraph, in newspaper and all media businesses in the European Community, Australia and New Zealand (the “Telegraph Territory”). However, Hollinger Inc. has reserved to itself the ability to pursue newspaper and all media acquisition opportunities outside the United States, Israel and the Telegraph Territory, and media acquisition opportunities unrelated to the newspaper business in the United States and Israel. The restrictions in the Business Opportunities Agreement and the Co-operation Agreement will be in effect for so long as Hollinger Inc. holds at least 50% of our voting power.

     The Business Opportunities Agreement and the Co-operation Agreement may therefore have the effect of preventing us from pursuing or consummating an acquisition transaction that our management would have otherwise pursued.

Certain of the Company officers are employed by Ravelston as well as the Company, which could result in conflicts of interest or could limit the time those officers devote to management of the Company.

     Lord Black, the Company’s Chairman and Chief Executive Officer, Mr. Radler, the Company’s Deputy Chairman and Chief Operating Officer, Mr. Colson, Vice Chairman, Mr. Atkinson, Executive Vice President, and Mr. Boultbee, Executive Vice President, each holds senior management positions with Ravelston as well as the Company. These officers spend a portion of their professional time and effort on behalf of Ravelston. In certain instances, their efforts for Ravelston will relate to activities which are unrelated to the interests of the Company. The Company has not established any minimum time requirements for these officers.

Our parent, Hollinger Inc., and its controlling stockholder, have outstanding secured indebtedness that, if foreclosed upon, could result in a change of control.

     Our parent, Hollinger Inc., has issued 11 7/8% senior secured notes due 2011 (“11 7/8% Senior Secured Notes”) in the principal amount of $120.0 million. These notes are secured by a pledge of 10,108,302 shares of our Class A Common Stock and all 14,990,000 shares of our Class B Common Stock held by Hollinger Inc. (the “Pledged Stock”). The indenture for the 11 7/8% Senior Secured Notes contains a number of provisions relating to events of default. Under certain circumstances, a default under the indenture governing Hollinger Inc.’s 11 7/8% Senior Secured Notes and foreclosure upon the Pledged Stock as security could, but would not necessarily, result in a change of control of the Company and Publishing that requires Publishing to repurchase its 9% Senior Notes under the change of control provisions of its indenture. If a foreclosure on the stock of the Company does not result in a change of control of Publishing, holders of Publishing’s 9% Senior Notes will not have any right to require Publishing to repurchase the 9% Senior Notes they hold.

Our parent, Hollinger Inc., requires the continuing financial support of The Ravelston Corporation Limited and Ravelston Management Inc.

     In the past, Hollinger Inc., has borrowed funds from Ravelston, its controlling stockholder, to partially fund its operating costs, including interest and preference share dividend obligations. Subsequent to December 31, 2002 and in conjunction with its March 2003 offering of the 11 7/8% Senior Secured Notes, Hollinger Inc. has entered into a support agreement with RMI requiring minimum annual support payments from RMI. RMI’s failure to meet its obligations to Hollinger Inc. under the support agreement could have an adverse impact on Hollinger Inc. and, consequently, on us in the event that Hollinger Inc. sought protection from its creditors or a restructuring of its obligations in a Canadian or other court proceeding. The consequences for us of such action by Hollinger Inc. are difficult to predict but could include, among other things: a disruption or change in the terms and conditions of the administrative services provided to us and our subsidiaries; impairment of any intercompany receivables owed to us or our subsidiaries by Hollinger Inc.; repayment of any intercompany payables owed by us or our subsidiaries to Hollinger Inc. earlier than we had anticipated; a change of control of the Company with a consequential impact under the terms of our 9% Senior Notes and a downgrade in the credit rating or negative change in outlook assigned by the major credit rating agencies to the indebtedness of Publishing.

Chicago Group

     Sources of Revenue. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the past three years.

	Year Ended December 31,

	2002		2001		2000

	(dollars in thousands)
Advertising	$341,261	77%	$338,521	76%	$305,027	76%
Circulation	89,427	20	92,716	21	80,261	20
Job printing and other	11,089	3	11,647	3	16,129	4

Total	$441,777	100%	$442,884	100%	$401,417	100%

     The Chicago Group consists of more than 100 titles in the greater Chicago metropolitan area including the Chicago Sun-Times, the Post Tribune in northwest Indiana and Chicago’s Daily Southtown. Our other newspaper properties in the greater Chicago metropolitan area include:

•	Pioneer Newspapers Inc., which currently publishes 56 weekly newspapers in Chicago’s north and northwest suburbs;

•	Midwest Suburban Publishing Inc., which in addition to the Daily Southtown, publishes 23 biweekly newspapers, 13 weekly newspapers and four free distribution papers primarily in Chicago’s south and southwest suburbs; and

•	Fox Valley Publications Inc., which does business as Chicago Suburban Newspapers, publishes four daily newspapers, The Herald News, The Beacon News, The Courier News and The News Sun, and 12 free distribution newspapers and six free total market coverage products (“TMC”) in the fast growing counties surrounding Chicago and Cook County.

     Advertising. Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based, among other things, on circulation, penetration and type of advertising (whether classified, national or retail). In 2002, retail advertising accounted for the largest share of advertising revenues (47%), followed by classified (39%) and national (14%). The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pull-out sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers, such as arts, food, real estate, TV listings, weekend, travel and special sections. The Chicago area suburban newspapers also offer similar alternatives to the Chicago Sun-Times platform for their daily and weekly publications. The Chicago Group operates the Reach Chicago Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Chicago Group publications and allows us to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient one-stop vehicle to reach the entire Chicago market.

     Circulation. Circulation revenues are derived from single copy newspaper sales made through retailers and vending racks and home delivery newspaper sales to subscribers. In 2002, approximately 69% of the copies of the Chicago Sun-Times sold and 61% of the circulation revenues were single copy sales. Approximately 80% of 2002 circulation revenues of the Chicago area suburban newspapers were derived from subscription sales. The average paid daily and Sunday circulation of the Chicago Sun-Times is approximately 481,000 and 383,000, respectively. The Chicago Sun-Times has had consecutive increases over the past two years in paid daily circulation. The daily and Sunday paid circulation of the Daily Southtown is approximately 48,000 and 53,000, respectively. The daily and Sunday paid circulation of the Post-Tribune is approximately 65,000 and 70,000, respectively. The aggregate daily and Sunday paid circulation of the Chicago Suburban Newspapers is approximately 100,000 and 114,000, respectively. The aggregate circulation for the free TMC products is approximately 296,000 and the circulation of the free distribution newspapers and bi-weekly paid circulation of the Chicago Suburban Newspapers is approximately 227,000 and 21,000, respectively.

     Other Publications and Business Enterprises. The Chicago Group continues to strengthen its online dominance. Suntimes.com and the related Group websites have approximately 1.4 million unique users with some 25 million page impressions per month. The www.classifiedschicago.com regional classified-advertising website, which was created through a partnership with Paddock Publications, pools classified advertisements from all Chicago Group publications, as well as Paddock Publications’ metropolitan daily to create a valuable new venue for advertisers, readers and on-line users. Additionally, www.DriveChicago.com continues to be a leader in automotive websites. During 2000, the Chicago Group joined Paddock Publications and the Chicago Automobile Trade Association to create this website that pools the automotive classified advertising of three of the Chicago metropolitan area’s biggest dailies with the automotive inventories of many of Chicago’s new metropolitan car dealerships.

     Sales and Marketing. Each newspaper or operating subsidiary in the Chicago Group has had its own marketing department which works closely with both advertising and circulation sales and marketing teams to introduce new readers to our newspapers through various initiatives. The Chicago Sun-Times marketing department uses strategic partnerships, such as major event productions and sporting venues, for on-site promotion and to generate subscription sales. The Chicago Sun-Times has also formed a marketing and media partnership with local TV and radio outlets for targeted audience exposure. Similarly at Fox Valley Publications and Midwest Suburban Publishing, marketing professionals work closely with circulation sales professionals to determine circulation promotional activities, including special offers, sampling programs, in-store kiosks, sporting event promotions, dealer promotions and community event participation. In-house printing capabilities allow the Fox Valley marketing department to offer direct mail as an enhancement to customers’ run of press advertising programs. Midwest Suburban Publishing, like the other newspapers, generally targets readers by zip code. Midwest Suburban Publishing owns its existing customer list of 120,000 names along with the Penny Saver address list containing 435,000 household names. The Post-Tribune marketing department focuses on attracting readers in the top 20 zip codes that major advertisers have identified as being the most attractive.

     Distribution. We have gained benefits from our clustering strategy. In recent years, we have succeeded in combining distribution networks within the Chicago Group where circulation overlaps. The Chicago Sun-Times is distributed through both an employee and contractor network depending upon the geographic location. The Chicago Sun-Times takes advantage of a joint distribution program with its sister publication, Fox Valley Publications, in which Fox Valley Publications distributes the Chicago Sun-Times in areas outside of Cook County. The Chicago Sun-Times has approximately 8,000 street newspaper boxes and more than 8,500 newsstands and over the counter outlets from which single copy newspapers are sold, as well as approximately 250 street “hawkers” selling the newspapers in high-traffic urban areas. Of the total circulation, approximately 69% is sold through single copy outlets, and 31% through home delivery subscriptions. Midwest Suburban Publishing’s Daily Southtown is distributed primarily by Chicago Sun-Times independent contractors. Additionally, in certain western suburbs, the Daily Southtown also has a joint distribution program with Fox Valley Publications. The Daily Southtown and its sister publication, The Star, are also distributed in approximately 1,600 outlets and newspaper boxes in Chicago’s southern suburbs and Chicago’s south side and downtown areas. Midwest’s Penny Saver is distributed through the post office and through independent contractors. Approximately 83% of Fox Valley Publication’s circulation is from home delivery subscriptions. While 85% of the Post-Tribune’s circulation is by home delivery, it also distributes newspapers to 635 retail outlets and approximately 420 single copy newspaper boxes. Pioneer has a solid home delivery base that represents 94% of its circulation. Pioneer is also distributed to more than 350 newspaper boxes and is in more than 1,200 newsstand locations.

     Printing. The Chicago Sun-Times’ Ashland Avenue printing facility became fully operational in April 2001 and gives the Chicago Group printing presses that have the quality and speed necessary to effectively compete with the other regional newspaper publishers. Fox Valley Publications’ 100,000 sq. ft. plant, which was completed in 1992, houses a state-of-the-art printing facility in Plainfield, Illinois, which prints all of its products. Midwest Suburban Publishing prints all of its publications at its South Harlem Avenue facility in Chicago. Pioneer prints the main body of its weekly newspapers at its Northfield production facility. In order to provide advertisers with more color capacity, certain of Pioneer’s sections are printed at the Chicago Sun-Times Ashland Avenue facility. The Post-Tribune has one press facility in Gary, Indiana.

     Competition. Each of our Chicago area newspapers competes in varying degrees with radio, broadcast and cable television, direct marketing and other communications and advertising media as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region comprises Cook County and six surrounding counties and is served by eight local daily newspapers of which we own six. The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper, which is the fifth largest metropolitan daily newspaper in the United States based on circulation. In addition, the Chicago Sun-Times and other Chicago Group newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

     Employees and Labor Relations. As of December 31, 2002, the Chicago Group employed approximately 3,372 employees including approximately 639 part-time employees. Of the 2,733 full-time employees, 702 are production staff, 659 are sales and marketing personnel, 379 are circulation staff, 254 are general and administrative staff and 739 are editorial staff. Approximately 920 employees are represented by 23 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 38.7% of the Chicago Group’s revenues in the year ended December 31, 2002. There have been no strikes or general work stoppages at any of the Chicago Group’s newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

     Raw Materials. The basic raw material for newspapers is newsprint. In 2002 approximately 132,000 tons were consumed. Newsprint costs equaled approximately 14.3% of the Chicago Group’s revenues. Average newsprint prices for the Chicago Group decreased about 21% in 2002 from 2001. The Chicago Group is not dependent upon any single newsprint supplier. The Chicago Group’s access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. The Chicago Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts. The Chicago Group believes that its sources of supply for newsprint are adequate for its anticipated needs.

Community Group

     Sources of Revenue. The following table sets forth the sources of revenue and the percentage that such sources represented of total revenues for the Community Group during the past three years.

	Year Ended December 31,

	2002		2001		2000

	(dollars in thousands)
Advertising	$3,937	30%	$5,806	30%	$38,294	57%
Circulation	6,082	46	7,751	41	19,168	28
Job printing and Other	3,212	24	5,558	29	9,874	15

Total	$13,231	100%	$19,115	100%	$67,336	100%

     Approximately 46.0% of Jerusalem Post’s revenues of $13.2 million in 2002 were derived from circulation, with 24.2% from job printing and other and 29.8% from advertising. The Jerusalem Post in the past derived a relatively high percentage of its revenues from job printing as a result of a long-term contract to print and bind copies of the Golden Pages, Israel’s equivalent of a Yellow Pages telephone directory. During 2002, Golden Pages effectively abrogated this agreement and has ceased placing printing orders. An action was commenced by the Jerusalem Post in 2003 seeking damages for the alleged breach. Newsprint costs relating to publication of The Jerusalem Post equaled approximately 11.3% of Jerusalem Post’s revenues in 2002. Newsprint used in producing the Golden Pages was provided by the owners of that publication.

     Regulatory Matters. Newspapers in Israel are required by law to obtain a license from the country’s interior minister, who is authorized to restrain publication of certain information if, among other things, it may endanger public safety. To date, Jerusalem Post has not experienced any difficulties in maintaining its license to publish or been subject to any efforts to restrain publication. In addition, all written media publications in Israel are reviewed by Israel’s military censor prior to publication in order to prevent the publication of information that could threaten national security. Such censorship is considered part of the ordinary course of business in the Israeli media and has not adversely affected Jerusalem Post’s business in any significant way.

U.K. Newspaper Group

     Sources of Revenue. The following table sets forth the sources of revenue and their percentage of total revenues for the Telegraph during the past three years.

	Year Ended December 31,

	2002		2001		2000

	(in thousands of British pounds sterling)
Advertising	£211,045	66%	£228,715	68%	£255,945	69%
Circulation	93,640	29	94,502	28	95,690	26
Other	16,261	5	14,252	4	19,020	5

Total	£320,946	100%	£337,469	100%	£370,655	100%

     The U.K. Newspaper Group’s operations include The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines.

     Advertising. Advertising is the largest source of revenue at The Telegraph. The Telegraph’s display advertising strengths are in the financial, automobile and travel sections. The level of classified advertisements, especially recruitment advertisements, fluctuates with the economy. The Telegraph’s strategy with respect to classified advertising is to improve volume and yield in four sectors: recruitment, property, travel and automobiles. Classified advertising revenue represents 27% of total advertising revenue. Recruitment advertising is the largest classified advertising category, representing about 36% of all classified advertising in terms of revenue in 2002.

     Circulation. The target audience of The Telegraph’s newspapers is generally conservative, middle and upper income readers, with a continuing emphasis on gaining new younger readers. The editorial strengths of The Telegraph’s newspapers are national, international, and financial news and features and comprehensive sports coverage. In May 1996, The Telegraph introduced the first national advance purchase subscription program in the United Kingdom. The program has proven successful in driving circulation increases although there has been some inevitable cannibalization of single copy sales. By the end of 1996, the plan had about 100,000 weekday and 200,000 Sunday average sales and the average prepaid subscription was for a period of about 40 weeks. In order to gain broad acceptance of this revolutionary plan, the subscriptions were offered at a significant discount. The amount of that discount was reduced throughout 1997 and continued to be reduced thereafter. The program currently has approximately 315,000 subscribers.

     Other Publications and Business Enterprises. The Telegraph is involved in several other publications and business enterprises, including The Spectator, Apollo, The Weekly Telegraph and telegraph.co.uk (formerly Electronic Telegraph). Telegraph.co.uk has over 3.2 million unique users with some 30 million page impressions per month. The Telegraph uses its brand in developing ancillary revenue streams such as reader offers including travel promotions, financial services, household products and books. During 1999, The Telegraph, in conjunction with The Boots Company plc, the United Kingdom’s leading beauty and health retailer, launched a new web site focusing on the women’s on-line market, www.handbag.com. The site deals with, among other things, health, beauty and the arts.

     Sales and Marketing. The Telegraph’s marketing department helps introduce new readers to our newspapers through strategic marketing initiatives. We have research groups that seek the views of readers and non-readers. This provides useful information to better target editorial, promotional and commercial activities. We also use The Telegraph’s marketing and prospect database, which contains information about the newspaper readership, purchasing, and lifestyles of 8 million households, to selectively target customers. In addition, the direct marketing department is responsible for the development of a customer contact strategy, circulation initiatives such as subscription programs, discount vouchers supporting the launch of new sections and supplements, and various support promotions.

     Distribution. Since 1988, The Telegraph’s newspapers have been distributed to wholesalers by truck under a contract with a subsidiary of TNT Express (U.K.) Limited (“TNT”). The Telegraph’s arrangements with wholesalers contain performance provisions to ensure minimum standards of copy availability while controlling the number of unsold copies. On May 25, 2001, a new contract was entered into by each of the major publishers at West Ferry Printers, a joint venture owned equally by the Telegraph and another British newspaper publisher, with TNT. That contract is for a minimum term of five years and six months and commenced on May 27, 2001.

     Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and The Telegraph’s circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high single copy sales. In addition to single copy sales, many retail news outlets offer home delivery services. In 2002 home deliveries accounted for 40% of sales of both The Daily Telegraph and The Sunday Telegraph.

     Historically, wholesalers and retailers have been paid commissions based on a percentage of the cover price. Prior to June 1994 when competitive pressures caused The Telegraph to reduce its cover price, wholesaler and retailer commissions amounted to approximately 34% of the then cover price. Notwithstanding the reduction of the cover price, the commissions paid were not reduced. In line with other national newspapers, The Telegraph has moved away from a commission paid on a percentage of cover price to a fixed amount per copy.

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

     Management of each joint venture printing company continually seeks to improve production performance. Major capital expenditures require the approval of the boards of directors of the joint venture partners. There is high utilization of the plants at West Ferry and Trafford Park Printers, with little spare capacity. At Trafford Park Printers, revenue earned from contract printing for third parties has a marginal effect on The Telegraph’s printing costs. West Ferry Printers also undertakes some contract printing for third parties, which results in increased profitability.

     West Ferry Printers has 18 presses, six of which are configured for The Telegraph’s newspapers, eight are used for the newspapers published by The Telegraph’s joint venture partner, Express Newspapers, and the remaining four are used by contract printing customers. Trafford Park Printers has six presses, two of which are used primarily for The Telegraph’s newspapers.

     Competition. In common with other national newspapers in the United Kingdom, The Telegraph’s newspapers compete for advertising revenue with other forms of media, particularly television, magazine, direct mail, posters and radio. In addition, total gross advertising expenditures, including financial, display and recruitment classified advertising, are affected by economic conditions in the United Kingdom. Our primary competition in the United Kingdom is The Times, however we have 42% greater circulation than The Times.

     Employees and Labor Relations. At December 31, 2002, The Telegraph and its subsidiaries employed approximately 1,238 persons and the joint venture printing companies employed an additional 914 persons. Of The Telegraph’s approximately 1,238 employees, 52 are production staff, 414 are sales and marketing personnel, 223 are general and administrative staff and 549 are editorial staff. Collective agreements between The Telegraph and the trade unions representing certain portions of The Telegraph’s workforce expired on June 30, 1990 and have not been renewed or replaced. The absence of such collective agreements has had no adverse effect on The Telegraph’s operations and, in management’s view, is unlikely to do so in the foreseeable future.

     The Telegraph’s joint venture printing companies, West Ferry Printers and Trafford Park Printers, each have “in-house” collective agreements with the unions representing their employees and certain provisions of these collective agreements are incorporated into the employees’ individual employment contracts. In contrast to the union agreements that prevailed on Fleet Street when Hollinger Inc. acquired control of The Telegraph, these collective agreements provide that there shall be flexibility in the duties carried out by union members and that staffing levels and the deployment of staff are the sole responsibility of management. Binding arbitration and joint labor-management standing committees are key features of each of the collective agreements. These collective agreements may be terminated by either party with six months’ prior written notice.

     There have been no strikes or general work stoppages involving employees of The Telegraph or the joint venture printing companies in the past five years. Management of The Telegraph believes that its relationships with its employees and the relationships of the joint venture printing companies with their employees are generally good.

     Raw Materials. Newsprint represents the single largest raw material expense of The Telegraph’s newspapers and, next to employee costs, is the most significant operating cost. Approximately 157,000 metric tons are consumed annually. In 2002, the total cost was approximately 17% of the UK Newspaper Group’s revenues. Prices were fixed throughout 2002 at levels some 9.9% below the average price paid during 2001. Inventory held at each printing location is sufficient for three to four days production and in addition, suppliers’ stock held in the United Kingdom normally represents a further four to five weeks consumption. Recently negotiated contracts for 2003 are at prices 7.1% below those for 2002.

     On October 17, 2001, Paper Purchase and Management Limited was established as a joint venture between The Telegraph and Guardian Media Group plc. The main purpose of the joint venture is to control the specifications and sourcing, as well as monitoring the usage, of newsprint throughout the printing plants operated by one or both of the joint venture partners and at other locations where the joint venture partners’ publications are printed on a contract basis. Further, by combining the purchasing power of the joint venturers, The Telegraph is able to negotiate better prices. The Telegraph purchases newsprint from a number of different suppliers located primarily in Canada, the United Kingdom, Scandinavia and continental Europe. With many sources of newsprint accessible to it, The Telegraph is neither reliant on any single supplier nor is availability of newsprint a concern.

Canadian Newspaper Group

     Sources of Revenue. The following table sets forth the sources of revenue and the revenue mix of the total Canadian Newspaper Group, including operations sold up to the date of sale, during the past three years. Operations sold in the past three years include: the Canadian metropolitan newspapers and a large number of community papers to CanWest in 2000; the sale of the French language newspapers to Gesca in 2001; the sale of Ontario community newspapers to Osprey Media in 2001; and the sale of our remaining 50% interest in the National Post to CanWest in 2001. Refer to note 1 to the Consolidated Financial Statements.

	Year Ended December 31,

	2002			2001			2000

	(in thousands of Canadian Dollars)
Newspapers:
Advertising	Cdn. $	47,215	43%	Cdn. $	171,032	56%	Cdn. $	1,158,678	73%
Circulation		6,611	6		53,030	17		287,513	18
Job printing and other		11,883	11		35,249	12		70,809	5
Business Communications		43,412	40		45,763	15		62,193	4

Total	Cdn. $	109,121	100%	Cdn. $	305,074	100%	Cdn. $	1,579,193	100%

     At December 31, 2002 our Canadian Newspaper Group primarily consisted of HCPH Co. and an 87% interest in Hollinger L.P. During 2001, HCPH Co. (formerly Hollinger Canadian Publishing Holdings Inc. (“HCPH”)) became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc. (“Southam”)).

     At December 31, 2002 HCPH Co. and Hollinger L.P. owned ten daily and 23 non-daily newspaper properties and the Business Information Group (formerly Southam Magazine and Information Group) which publishes Canadian business magazines and tabloids for the transportation, construction, natural resources, manufacturing and other industries.

     Advertising. Newspaper advertising revenue in 2002 totaled Cdn. $47.2 million. Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts. ROP, which represented 91% of total advertising revenue in 2002 is categorized as either retail, classified or national. The three categories represented 72%, 12% and 16%, respectively, of ROP advertising revenue in 2002.

     Circulation. Virtually all newspaper circulation revenue in 2002 was from subscription sales.

     Competition. The majority of revenue is from advertising. Advertising lineage in the newspapers is affected by a variety of factors including competition from print, electronic and other media as well as general economic performance and the level of consumer confidence. Specific advertising segments such as real estate, automotive and help wanted will be significantly affected by local factors.

     Employees and Labor Relations. As of December 31, 2002, the Canadian Newspaper Group had approximately 725 full time equivalent employees of which approximately 31% are unionized. The Canadian Newspaper Group has union contracts in place at approximately 11 of the 19 newspaper operating locations. The percentage of unionized employees varies widely from paper to paper. With the large number of contracts being renegotiated every year, labor disruptions are always possible, but no single disruption would have a material effect on the Company.

     The Company has a significant prepaid pension benefit recorded in respect of certain Canadian defined benefit plans. There are uncertainties regarding the Company’s legal right to access any plan surplus and due to the Company having a limited number of active employees in Canada, there are limitations on the ability to utilize the surplus through contribution holidays or increased benefits.

     Raw Materials. The basic raw material for newspapers is newsprint. Newsprint consumption in 2002 was approximately 10,900 tons. The newspapers within the Canadian Newspaper Group have access to adequate supplies to meet anticipated production needs. They are not dependent upon any single newsprint supplier. The Canadian Newspaper Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts.

     Regulatory Matters. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a “cultural business” under the Investment Canada Act and consequently, any acquisition of control of the Canadian Newspaper Group by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada. Because no such acquisition of control of the Company or Hollinger Inc. has occurred, the current ownership is acceptable.

     Ownership. During 2001, HCPH Co. became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam). We indirectly own a combined 100% interest in HCPH Co. We indirectly own an 87.0% interest in Hollinger L.P. Under the Canadian Income Tax Act, there are limits on non-Canadian ownership of Canadian newspapers. At present, we do not meet those limits and, if this continues beyond a specified cure period, there could be adverse effects on advertising revenue. We will take the necessary steps to ensure that we are in compliance before the cure period expires.

Environmental

     We, as well as other newspaper companies engaged in similar operations, are subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at our major printing facilities. These requirements are becoming increasingly stringent. We believe that compliance with these laws and regulations will not have a material adverse effect on our operations.

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended.

     You may read and copy this information at the Public Reference Room of the SEC, Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the “EDGAR” (Electronic Data Gathering, Analysis and Retrieval) System, available on the SEC’s website (http://www.sec.gov).

     We also maintain a website on the World Wide Web at www.hollinger.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

     The Company has implemented a Business Code of Conduct which applies to all employees of the Company including each of its Chief Executive Officer, Chief Financial Officer and principal accounting officer. The text of the Business Code of Conduct can be accessed on our website at www.hollinger.com. Any changes to the Business Code of Conduct will be posted on the website.

Item 2. Properties

     We believe that our properties and equipment are in generally good condition, well-maintained and adequate for current operations.

Chicago Group

     The Chicago Sun-Times conducts its editorial, pre-press, marketing, sales and administrative activities in a 535,000 square foot, seven-story building in downtown Chicago. The Company has completed the full conversion of its Chicago Sun-Times production operations to a new 320,000 square foot state of the art printing facility at a total construction cost of approximately $115 million. It is intended that new facilities will be designated to house the Chicago Sun-Times non-production activities and the downtown Chicago building will be redeveloped. Agreement has been reached for a joint development of the downtown Chicago building under which, if it proceeds, the Chicago Group will receive the first $75 million of consideration and will share in future profits. There can be no assurance that this joint development will proceed.

     Fox Valley Publications produces its newspapers at a 100,000 square foot plant built in 1992. The facility, owned by the Company also houses Fox Valley’s editorial, pre-print, sales and administrative functions as well as the accounting function for the Chicago Group. Pioneer utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Pioneer leases several outlying satellite offices for its editorial and sales staff in surrounding suburbs. Production currently occurs at a 65,000 square foot leased building in a neighboring suburb. Midwest Suburban Publishing uses one south suburban building for editorial, pre-press, marketing, sales and administrative activities. Production activities occur at a separate southwest Chicago facility. The Post-Tribune editorial, pre-press, marketing, sales and administrative activities are housed in the newly completed facility in Merrillville, Indiana while production activities continue at its facility in Gary, Indiana. The headquarters for Chicago Suburban Newspapers is Plainfield, Illinois. This 172,000 square foot owned facility houses the press and administrative activities as well as certain sales and marketing functions. The editorial and sales activities are housed at five facilities located in surrounding suburbs.

Community Group

     The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by the Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York.

U.K. Newspaper Group

     The Telegraph occupies five floors of a tower at Canary Wharf in London’s Docklands under a 25-year operating lease expiring in 2017. Printing of The Telegraph’s newspaper titles is done principally at fifty percent owned joint venture printing plants in London’s Docklands and in Trafford Park, Manchester.

Canadian Newspaper Group

     The Canadian Newspaper Group’s newspapers and magazines are produced and published at numerous facilities throughout Canada.

Item 3. Legal Proceedings

     We become involved from time to time in various claims and lawsuits incidental to the ordinary course of our business, including such matters as libel, defamation and invasion of privacy actions. In addition, we are involved from time to time in various governmental and administrative proceedings with respect to employee terminations and other labor matters, environmental compliance, tax and other matters.

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

     In April 2001, Express Newspapers commenced two actions against The Telegraph, a Claim for Specific Performance, seeking an order that The Telegraph buy out Express Newspapers’ interest in West Ferry, and a Petition (the “s459 Petition”) under Section 459, Companies Act 1985, claiming unfair prejudice. Express Newspapers lost the Specific Performance proceedings and the s459 Petition was struck out. Express Newspapers appealed both decisions in March 2002. Again, the Claim for Specific Performance was rejected by the courts. However, the court determined that the option for The Telegraph to purchase Express Newspapers’ interest had expired on January 3, 2001. Leave was given for Express Newspapers to continue with the s459 Petition. Subsequent to March 2002, Express Newspapers entered into a consent order with The Telegraph withdrawing the s459 Petition and Express Newspapers’ directors have been reappointed to the West Ferry Board. Management believes that the dispute has been resolved.

     There are a number of libel and legal actions outstanding against us, however management believes there are valid defenses to these proceedings or sufficient insurance to protect it from material loss. Management believes that the outcome of any pending claims or proceedings will not have a material adverse effect on us taken as a whole.

     During 2002, the largest customer of the Jerusalem Post, the Golden Pages, effectively terminated its agreement with the Jerusalem Post for publication of the Golden Pages by failing to submit orders as required. An action was commenced by the Jerusalem Post in early 2003 alleging breach of contract. Although significant to the Jerusalem Post, the loss of revenue will not have a material impact on the Company’s business as a whole with any losses mitigated by the outcome of the action.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “HLR.” At March 7, 2003 there were 74,498,328 shares of Class A Common Stock outstanding and held by approximately 200 holders of record and approximately 5,000 beneficial owners. The Class B Common Stock of the Company is not publicly traded. As of March 7, 2003, 14,990,000 shares of Class B Common Stock were outstanding all of which were owned by Hollinger Inc. The 93,206 shares of Series E Preferred Stock, held by a wholly owned subsidiary of Hollinger Inc., and convertible into shares of Class A Common Stock were also outstanding at March 7, 2003.

     On March 10, 2003, the Company purchased 2,000,000 shares of its Class A Common Stock for cancellation from a subsidiary of Hollinger Inc. The shares were purchased at $8.25 per share for a total of $16.5 million. The Hollinger Inc. subsidiary exercised its option for redemption of the 93,206 shares of Series E Preferred Stock it held at a price of Cdn. $146.63 ($99.98) per share for a total of Cdn. $13.7 million ($9.3 million). The proceeds were used by Hollinger Inc. to partially repay indebtedness to the Company. Refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.

     The following table sets forth for the periods indicated the high and low sales prices for the Class A Common Stock, as reported by the New York Stock Exchange Composite Transactions Tape for the period since January 1, 2001, and the cash dividends paid per share on the Class A Common Stock.

			Cash
	Price Range		Dividends
			Paid
Calendar Period	High	Low	Per Share

2001
First Quarter	$16.49	$14.21	$0.1375
Second Quarter	16.12	13.70	0.1375
Third Quarter	14.80	10.25	0.1375
Fourth Quarter	11.71	9.08	0.1375

2002
First Quarter	$13.54	$11.00	$0.1375
Second Quarter	13.75	11.15	0.11
Third Quarter	12.10	9.04	0.11
Fourth Quarter	10.81	8.65	0.05

2003
First Quarter (through March 7, 2003)	$10.73	$8.16	$0.05

     On March 7, 2003, the closing price of the Class A Common Stock was $8.25 per share.

     Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid.

     As an international holding company, the Company’s ability to declare and pay dividends in the future with respect to its Common Stock will be dependent, among other factors, upon its results of operations, financial condition and cash requirements, the ability of its United States and foreign subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in existing and future loan agreements and other financing obligations to third parties relating to such United States or foreign subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities.

Equity Compensation Plan Information

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	10,395,338	$12.03	1,730,687
Equity compensation plans not approved by security holders	—	—	—

Total	10,395,338	$12.03	1,730,687

     Refer to note 11 to the Company’s Consolidated Financial Statements for the terms of the Company’s equity compensation plan.

Recent Sales of Unregistered Securities

     On December 23, 2002, Publishing issued $300,000,000 aggregate principal amount of 9% senior unsecured notes due 2010 (the “9% Senior Notes”) at par to certain qualified institutional buyers (“QIBs”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The aggregate commissions were $8.3 million. The proceeds from the sale of the 9% Senior Notes, together with drawdowns under the Senior Credit Facility and available cash balances, were used to redeem approximately $239.9 million of Publishing’s Senior Subordinated Notes due 2006 and approximately $265 million of Publishing’s Senior Subordinated Notes due 2007, plus applicable premium and accrued interest to the date of redemption, and to make a distribution of $100 million to the Company. We used the distribution (1) to repay all amounts borrowed by the Company on October 3, 2002 under its loan agreement with Trilon International Inc., (2) to retire the equity forward purchase agreements between the Company and certain Canadian chartered banks (the “Total Return Equity Swap”) made as of October 1, 1998, as amended, and (3) for other general corporate purposes.

Item 6. Selected Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
		(Restated (2))	(Restated (2))
Statement of Operations Data (1):
Operating revenues:
Advertising	$710,849	$804,462	$1,543,882	$1,557,033	$1,565,790
Circulation	247,175	278,321	447,050	487,002	517,629
Job printing	16,669	25,092	59,089	48,207	70,461
Other	31,469	38,446	45,998	55,160	43,880

Total operating revenues	1,006,162	1,146,321	2,096,019	2,147,402	2,197,760
Operating costs and expenses (2)	893,776	1,088,211	1,742,169	1,787,146	1,774,661
Stock-based compensation	—	(1,369)	1,518	—	—
Infrequent items	1,032	21,734	7,950	22,046	26,172
Depreciation and amortization (3)	54,152	73,728	122,634	125,408	114,848

Operating income (loss)	57,202	(35,983)	221,748	212,802	282,079
Interest expense	(58,772)	(78,639)	(142,713)	(131,600)	(105,841)
Amortization of deferred financing costs	(5,585)	(10,367)	(10,469)	(16,209)	(5,869)
Equity in loss of affiliates	(3,718)	(15,098)	(20,340)	(2,106)	(1,199)
Other income (expense), net (2),(4)	(117,478)	(217,146)	564,705	349,939	337,470

Earnings (loss) before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle (2)	(128,351)	(357,233)	612,931	412,826	506,640
Income taxes (recovery)	66,950	(8,319)	398,452	155,203	223,099

Earnings (loss) before minority interest, extraordinary items and cumulative effect of change in accounting principle	(195,301)	(348,914)	214,479	257,623	283,541
Minority interest	2,167	(13,803)	50,760	7,088	81,562

Earnings (loss) before extraordinary items and cumulative effect of change in accounting principle	(197,468)	(335,111)	163,719	250,535	201,979
Extraordinary loss on debt extinguishments	(21,276)	—	(6,332)	(5,183)	(5,067)

Earnings (loss) before cumulative effect of change in accounting principle	(218,744)	(335,111)	157,387	245,352	196,912
Cumulative effect of change in accounting principle	(20,079)	—	—	—	—

Net earnings (loss)	$(238,823)	$(335,111)	$157,387	$245,352	$196,912

Diluted earnings (loss) per share from continuing operations	$(2.06)	$(3.39)	$1.47	$2.13	$1.47

Cash dividends declared per common share	$0.32	$0.55	$0.55	$0.55	$0.475

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
		(Restated (2))	(Restated (2))
Balance Sheet Data (1):
Working capital (deficiency)	$(191,903)	$147,600	$(257,506)	$(113,115)	$(141,688)
Total assets (5)	2,188,132	2,057,976	2,802,030	3,503,024	3,251,724
Minority interest	17,097	16,084	89,228	155,901	107,002
Long-term debt, less current installments	574,658	809,652	807,495	1,653,936	1,499,518
Redeemable preferred stock	8,650	8,582	13,088	13,591	31,562
Total stockholders’ equity (6)	119,875	366,627	898,109	902,225	817,921
Segment Data (1):
Operating revenues:
Chicago Group	$441,777	$442,884	$401,417	$390,473	$379,109
Community Group	13,231	19,115	67,336	96,674	210,107
U.K. Newspaper Group	481,527	486,374	562,068	550,474	550,525
Canadian Newspaper Group	69,627	197,948	1,065,198	1,109,781	1,058,019

Total Operating Revenues	$1,006,162	$1,146,321	$2,096,019	$2,147,402	$2,197,760

Operating Income (Loss):
Chicago Group	$35,692	$4,962	$29,215	$43,126	$35,141
Community Group	(5,218)	(4,487)	3,456	9,893	37,392
U.K. Newspaper Group	48,078	27,850	89,542	65,635	62,927
Canadian Newspaper Group	(2,134)	(45,954)	115,619	109,416	157,518
Investment and Corporate Group	(19,216)	(18,354)	(16,084)	(15,268)	(10,899)

Total Operating Income (Loss)	$57,202	$(35,983)	$221,748	$212,802	$282,079

(1)	The financial data presented is derived from the Consolidated Financial Statements of the Company.

(2)	In connection with the sale of assets to CanWest in 2000, the Company recorded a valuation allowance of $63.9 million against the remaining pension plan asset in respect of the operations sold. Recent regulatory guidance has precluded the use of a valuation allowance under U.S. GAAP. Accordingly, the Company has reversed the valuation allowance established in fiscal 2000, which has resulted in an increase in the reported gain on sale of properties (included in other expense) in fiscal 2000 of $63.9 million and a decrease in the reported compensation costs and operating loss for fiscal 2001 of $4.4 million. Overall, this retroactive restatement had the impact of increasing the Company’s net earnings for fiscal 2000 by $40.3 million (net of additional income tax expense of $23.6 million) and decreasing its reported net loss for fiscal 2001 by $2.4 million (net of additional income tax expense of $1.9 million and minority interest of $0.1 million). As a result of the restatement, deferred income tax liabilities increased by $24.3 million and $23.9 million in 2001 and 2000 respectively, minority interest increased by $0.1 million in 2001, total assets have increased by $64.5 million and $64.8 million in 2001 and 2000 respectively, pension liabilities have decreased by $0.8 million in 2001 and cumulative foreign currency translation adjustment has decreased by $1.8 million in 2001 and increased by $0.6 million in 2000.

(3)	Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a consequence, the Company no longer amortizes goodwill and intangible assets with an indefinite useful life. Refer to Note 10 of the Significant Accounting Policies to the Company’s Consolidated Financial Statements.

(4)	Other income (expense), net, primarily includes gains and losses on sales of publishing interests and investments, gains and losses on sales of property, plant and equipment, a gain related to the dilution of our interest in Hollinger L.P., the write-down of investments, the effect of the Total Return Equity Swaps, foreign currency losses and interest and dividend income.

(5)	Includes goodwill and intangible assets, net of accumulated amortization, of $650.9 million at December 31, 2002 and $658.2 million at December 31, 2001.

(6)	See Consolidated Statements of Stockholders’ Equity in the Company’s Consolidated Financial Statements.

(7)	Presentation in the above table has been changed from that of the prior year to include infrequent items and stock based compensation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Our business is concentrated in the publication of newspapers in the United States, the United Kingdom, Canada and Israel. Revenues are derived principally from advertising, paid circulation and, to a lesser extent, job printing. Of our total operating revenues in 2002, approximately 44% were attributable to the Chicago Group, 48% to the U.K. Newspaper Group, 7% to the Canadian Newspaper Group and 1% to the Community Group. The Chicago Group consists of the Chicago Sun-Times and other daily and weekly newspapers in the greater Chicago metropolitan area. The U.K. Newspaper Group consists of the operations of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, “The Telegraph”), its subsidiaries and joint ventures. The Canadian Newspaper Group consists of the operations of HCPH Co. and our 87% investment in Hollinger L.P. The Community Group consists of the Jerusalem Post.

     During 2001, we sold most of our remaining Canadian newspapers and our 50% interest in the National Post, our approximate 15.6% equity interest in CanWest and our last remaining United States community newspaper. In addition, we sold participation interests in most of the debentures received from CanWest in 2000 as part of the proceeds on the sale of Canadian newspaper properties.

     Our Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. Our interest in Hollinger L.P. was 87.0% at December 31 in each of the years 2002, 2001 and 2000. Our interest in National Post was 50.0% at December 31, 2000 and nil at December 31, 2002 and 2001. All significant intercompany balances and transactions have been eliminated on consolidation.

     Over the past few years, we have developed a comprehensive Internet strategy. Internet activities fall into three main areas: (1) websites related to the various print publications, which are 100% owned and reported within the traditional newspaper segments, (2) joint ventures between our print publications and unrelated outsiders, where each adds value and over which we have a certain amount of control, and (3) minority venture capital investments in unrelated third parties. The print-related and joint venture strategies represent an opportunity to fortify the newspapers in their local markets by providing them with the necessary tools to offer a complete suite of online and print options for their clients. We have remained competitive by building significant websites at all of our major divisions. During 2001 and 2002, we substantially reduced our activity in making new minority investments in unrelated third party Internet and technology companies.

Significant Transactions

Significant Transactions in 2000

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

     On November 16, 2000, we and our affiliates Southam and Hollinger L.P. (“Hollinger Group”) completed the sale of most of our Canadian newspapers and related assets to CanWest. Included in the sale were the following assets of the Hollinger Group:

•	a 50% interest in National Post (we continued as managing partner);

•	the metropolitan and a large number of community newspapers in Canada (including the Ottawa Citizen, The Vancouver Sun, The Province (Vancouver), the Calgary Herald, the Edmonton Journal, The Gazette (Montreal), The Windsor Star, the Regina Leader Post, the Star Phoenix (Saskatoon) and the Times- Colonist (Victoria)); and

•	the operating Canadian Internet properties, including canada.com.

     The sale resulted in the Hollinger Group receiving approximately Cdn. $1.7 billion ($1.1 billion) cash, approximately Cdn. $425 million ($277 million) in voting and non-voting shares of CanWest at fair value (representing an approximate 15.6% equity interest and 5.7% voting interest) and subordinated non-convertible debentures of a holding company in the CanWest group at fair value of approximately Cdn. $697 million ($456 million). The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which, in total, approximated an additional $40.7 million at December 31, 2000. $972 million of the cash proceeds from this sale were used to pay down our bank credit facility.

     During 2000, we sold most of our remaining U.S. community newspaper properties including 11 paid dailies, three paid non-dailies and 31 free distribution publications for total proceeds of approximately $215.0 million. Pre-tax gains totaling $91.2 million were recognized on these sales.

     In November 2000, Southam converted a promissory note from Hollinger L.P. in the principal amount of Cdn. $225.8 million ($147.9 million) into 22,575,324 limited partnership units of Hollinger L.P., thereby increasing its interest in Hollinger L.P. to 87.0%.

     In December 2000, we acquired four paid daily newspapers, one paid non-daily and 12 free distribution publications in the Chicago suburbs, for total consideration of $111.0 million.

Significant Transactions in 2001

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

     In two separate transactions in July and November 2001, we and Hollinger L.P. completed the sale of most of our remaining Canadian newspapers to Osprey Media Group Inc. (“Osprey”) for total sale proceeds of approximately Cdn. $255.0 million ($166.0 million) plus closing adjustments primarily for working capital. Included in these sales were community newspapers in Ontario such as The Kingston Whig-Standard, The Sault Star, the Peterborough Examiner, the Chatham Daily News and The Observer (Sarnia). Pre-tax gains of approximately $0.8 million were recognized on these sales. The former Chief Executive Officer of Hollinger L.P. is a minority shareholder and Chief Executive Officer of Osprey.

     In August 2001, we entered into an agreement to sell to CanWest our 50% interest in the National Post. In accordance with the agreement, our representatives resigned from their executive positions at the National Post effective September 1, 2001. The results of operations of the National Post are included in the consolidated results to August 31, 2001. A pre-tax loss of approximately $78.2 million was recognized on the sale.

     In August and December 2001, we sold participation interests (“Participations”) in Cdn. $540.0 million ($350.0 million) and Cdn. $216.8 million ($140.5 million), respectively, principal amounts of CanWest debentures to the Participation Trust. Units of the Participation Trust were sold by the Participation Trust to arm’s length third parties. These transactions resulted in net proceeds to us of $401.2 million and have been accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The net loss on these transactions, including realized holding losses on the underlying debentures, amounted to $62.1 million and has been recognized in other income (expense), net.

     The Company had arrangements with four banks pursuant to which the banks had purchased shares of the Company’s Class A Common Stock and the Company had the option to buy the shares from the banks at the same cost or have the banks resell those shares in the open market. In August 2001, the Company purchased for cancellation from one of the banks 3,602,305 shares of Class A Common Stock for $50.0 million or $13.88 per share. The market value of these shares on the date of purchase was $47.0 million or $13.05 per share. In November 2001, one of the banks sold in the open market 3,556,513 shares of Class A Common Stock for $34.2 million or an average price of $9.62 per share. This resulted in a loss by the bank of $15.8 million which, in accordance with the arrangement, was paid in cash by the Company. The losses relating to these transactions have been included in other income (expense), net during the 2001 year.

     On September 27, 2001, the Company redeemed 40,920 shares of Series E Preferred Stock at the redemption price of Cdn. $146.63 per share for a total cash payment of $3.8 million. The Series E Preferred Stock shares were held by a subsidiary of Hollinger Inc.

     On November 28, 2001, we sold 2,700,000 multiple voting preferred shares and 27,000,000 non-voting shares of CanWest, encompassing all our shareholdings in CanWest, for total cash proceeds of approximately Cdn. $271.3 million ($172.4 million). The sale resulted in a realized pre-tax loss of $99.2 million which is included in other income (expense), net.

Significant Transactions in 2002

     On December 23, 2002, certain of our subsidiaries entered into an amended and restated $310 million Senior Credit Facility with a group of financial institutions arranged by Wachovia Securities, Inc., as described above in “Item 1 Business — Bank Credit Facility”.

     On December 23, 2002, Publishing issued $300 million aggregate principal amount of unsecured 9% Senior Notes due 2010, as described above in “Item 5 Market for the Registrant’s Common Equity and Related Stockholder Matters — Recent Sales of Unregistered Securities.”

     Net proceeds from placement of the 9% Senior Notes before expenses associated with the offering and borrowings under the Senior Credit Facility totaled $553.8 million. The proceeds along with available cash were used to retire the 9.25% senior subordinated notes due 2006 and 2007 (the “9.25% Senior Subordinated Notes”) aggregating $504.9 million in January 2003, plus applicable premium and accrued interest, and to repay in December 2002 the $50.0 million of 10.5% financing from Trilon International placed in October 2002 and remaining obligations of $40.0 million under the Total Return Equity Swaps. Earlier in the year, the Company had retired $60.0 million of obligations under the Total Return Equity Swaps from the proceeds of the Trilon International loan and from cash on hand. The balance of funds are available for general corporate purposes. Refer to note 6 to the Consolidated Financial Statements. Funds required for the retirement of the 9.25% Senior Subordinated Notes, including related premiums and accrued interest, were held in trust at December 31, 2002.

Critical Accounting Policies and Estimates

     The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances in making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

     We hold minority interests in both publicly traded and privately held companies. Some of the publicly traded companies have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     We have significant goodwill recorded in our accounts. Certain of our newspapers operate in highly competitive markets. We are required to determine annually whether or not there has been any permanent impairment in the value of these assets. Changes in long-term readership patterns and advertising expenditures may affect the value and necessitate an impairment charge. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising spending, (ii) a permanent significant decline in a reporting unit’s newspaper readership, (iii) a significant adverse long-term negative change in the demographics of a reporting unit’s newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers.

     The Company sponsors several defined benefit pension and post-retirement benefit plans for domestic and foreign employees. These defined benefit plans include pension and post retirement benefit obligations which are calculated based on actuarial valuations. In determining these obligations and related expenses, key assumptions are made concerning expected rates of return on plan assets and discount rates. In making these assumptions the Company evaluated, among other things, input from actuaries, expected long-term market returns and current high-quality bond rates. The Company will continue to evaluate the expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future.

     Unrecognized actuarial gains and losses are recognized by the Company over a period of approximately 12 years, which represents the weighted average remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience, assumption changes in the obligations and from the difference between expected returns and actual returns on assets. At the end of 2002, the Company had unrecognized net actuarial losses of $106.2 million. These unrecognized amounts could result in an increase to pension expenses in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”.

     The estimated accumulated benefit obligations for the defined benefit plans exceeded the fair value of the plan assets at December 31, 2002, 2001 and 2000 as a result of the negative impact that declines in global capital markets and interest rates had on the assets and obligations of the Company’s pension plans. Accordingly, a non-cash charge of $43.6 million, $27.7 after tax and minority interest, was recorded in other comprehensive loss for the minimum pension liability. The charge was $22.4 million ($14.9 million after tax) in 2001 and $2.1 million with no tax impact in 2000. Similar charges may be required in future years as the impact of changes in global capital markets and interest rates on the value of our pension plan assets and obligations is measured.

     During 2002, the Company made contributions of $9.2 million to the defined benefit plans. Global capital market and interest rate fluctuations could impact future funding requirements for such plans. If the actual operation of the plans differs from the assumptions, additional Company contributions may be required. If the Company is required to make significant contributions to fund the defined benefit plans, reported results could be adversely affected, and the Company’s cash flow available for other uses may be reduced.

Results of Operations for the Years ended December 31, 2000, 2001 and 2002

     Restatement

     In connection with the sale of assets to CanWest in 2000, the Company recorded a valuation allowance of $63.9 million against the remaining pension plan asset in respect of the operations sold. Recent regulatory guidance has precluded the use of a valuation allowance under U.S. GAAP. Accordingly, the Company has reversed the valuation allowance established in fiscal 2000, which has resulted in an increase in the reported gain on sale of properties (included in other expense) in fiscal 2000 of $63.9 million and a decrease in the reported compensation costs and operating loss for fiscal 2001 of $4.4 million. Overall, this retroactive restatement had the impact of increasing the Company’s net earnings for fiscal 2000 by $40.3 million (net of additional income tax expense of $23.6 million) and decreasing its reported net loss for fiscal 2001 by $2.4 million (net of additional income tax expense of $1.9 million and minority interest of $0.1 million). As a result of the restatement, deferred income tax liabilities increased by $24.3 million and $23.9 million in 2001 and 2000 respectively, minority interest increased by $0.1 million in 2001, total assets have increased by $64.5 million and $64.8 million in 2001 and 2000 respectively, pension liabilities have decreased by $0.8 million in 2001 and cumulative foreign currency translation adjustment has decreased by $1.8 million in 2001 and increased by $0.6 million in 2000.

     The results of operations and net earnings (loss) for the Company and the Canadian Newspaper Group for fiscal 2001 and 2000 have been adjusted from amounts previously reported to give effect to the restatement noted above.

     The following tables set forth, for the periods indicated, certain items and related percentage relationships included in our consolidated statements of operations.

	Years Ended December 31,

	2002	2001	2000	2002	2001	2000

	(Dollars in thousands)			(Percentage)

		(Restated)	(Restated)		(Restated)	(Restated)
Operating revenues:
Chicago Group	$441,777	$442,884	$401,417	43.9%	38.6%	19.2%
Community Group	13,231	19,115	67,336	1.3	1.7	3.2
U.K. Newspaper Group	481,527	486,374	562,068	47.9	42.4	26.8
Canadian Newspaper Group	69,627	197,948	1,065,198	6.9	17.3	50.8

Total operating revenues	$1,006,162	$1,146,321	$2,096,019	100.0%	100.0%	100.0%

Operating income (loss):
Chicago Group	$35,692	$4,962	$29,215	62.4%	(13.8)%	13.2%
Community Group	(5,218)	(4,487)	3,456	(9.1)	12.5	1.6
U.K. Newspaper Group	48,078	27,850	89,542	84.0	(77.4)	40.4
Canadian Newspaper Group	(2,134)	(45,954)	115,619	(3.7)	127.7	52.1
Investment and Corporate Group	(19,216)	(18,354)	(16,084)	(33.6)	51.0	(7.3)

Total operating income (loss)	$57,202	$(35,983)	$221,748	100.0%	100.0%	100.0%

Chicago Group
Operating revenues:
Advertising	$341,261	$338,521	$305,027	77.2%	76.4%	76.0%
Circulation	89,427	92,716	80,261	20.2	20.9	20.0
Job printing and other	11,089	11,647	16,129	2.6	2.7	4.0

Total operating revenues	441,777	442,884	401,417	100.0	100.0	100.0

Operating costs
Newsprint	63,050	76,399	69,238	14.3	17.3	17.2
Compensation costs	170,895	178,672	150,874	38.7	40.3	37.6
Other operating costs	135,691	140,166	121,548	30.7	31.6	30.3
Infrequent items	450	4,797	6,803	0.1	1.1	1.7
Depreciation	18,848	17,955	10,907	4.2	4.1	2.7
Amortization	17,151	19,933	12,832	3.9	4.5	3.2

Total operating costs	406,085	437,922	372,202	91.9	98.9	92.7

Operating income	$35,692	$4,962	$29,215	8.1%	1.1%	7.3%

Community Group
Operating revenues:
Advertising	$3,937	$5,806	$38,294	29.8%	30.4%	56.9%
Circulation	6,082	7,751	19,168	46.0	40.5	28.4
Job printing and other	3,212	5,558	9,874	24.2	29.1	14.7

Total operating revenues	13,231	19,115	67,336	100.0	100.0	100.0

Operating costs
Newsprint	1,501	2,031	6,027	11.3	10.6	9.0
Compensation costs	7,161	9,817	24,934	54.1	51.4	37.0
Other operating costs	7,417	8,743	26,728	56.1	45.7	39.7
Infrequent items	—	870	—	—	4.6	—
Depreciation	2,370	1,268	2,836	17.9	6.6	4.2
Amortization	—	873	3,355	—	4.6	5.0

Total operating costs	18,449	23,602	63,880	139.4	123.5	94.9

Operating income (loss)	$(5,218)	$(4,487)	$3,456	(39.4)%	(23.5)%	5.1%

U.K. Newspaper Group
Operating revenues:
Advertising	$316,295	$329,758	$388,283	65.7%	67.8%	69.1%
Circulation	140,802	136,093	145,099	29.2	28.0	25.8
Job printing and other	24,430	20,523	28,686	5.1	4.2	5.1

Total operating revenues	481,527	486,374	562,068	100.0	100.0	100.0

Operating costs
Newsprint	80,668	93,225	91,836	16.8	19.2	16.3
Compensation costs	94,092	93,409	96,492	19.5	19.2	17.2
Other operating costs	245,344	248,993	267,081	51.0	51.2	47.5
Infrequent items	582	3,063	—	0.1	0.6	—
Depreciation	12,763	10,728	7,532	2.6	2.2	1.3
Amortization	—	9,106	9,585	—	1.9	1.8

Total operating costs	433,449	458,524	472,526	90.0	94.3	84.1

Operating income	$48,078	$27,850	$89,542	10.0%	5.7%	15.9%

	Years Ended December 31,

	2002	2001	2000	2002	2001	2000

	(Dollars in thousands)			(Percentage)

		(Restated)	(Restated)		(Restated)	(Restated)
Canadian Newspaper Group
Operating revenues:
Advertising	$49,356	$130,377	$812,278	70.9%	65.9%	76.3%
Circulation	10,864	41,761	202,522	15.6	21.1	19.0
Job printing and other	9,407	25,810	50,398	13.5	13.0	4.7

Total operating revenues	69,627	197,948	1,065,198	100.0	100.0	100.0

Operating costs
Newsprint	5,210	32,769	137,076	7.5	16.6	12.9
Compensation costs	33,712	77,005	385,977	48.4	38.9	36.2
Other operating costs	31,539	109,296	351,603	45.3	55.2	33.0
Infrequent items	—	13,004	1,147	—	6.5	0.1
Depreciation	1,300	6,661	42,038	1.9	3.4	3.9
Amortization	—	5,167	31,738	—	2.6	3.0

Total operating costs	71,761	243,902	949,579	103.1	123.2	89.1

Operating income (loss)	$(2,134)	$(45,954)	$115,619	(3.1)%	(23.2)%	10.9%

Investment and Corporate Group
Operating costs
Newsprint	—	—	—
Compensation costs	3,172	4,142	4,074
Stock-based compensation	—	(1,369)	1,518
Other operating costs	14,324	13,544	8,681
Depreciation	1,720	1,356	1,233
Amortization	—	681	578

Total operating costs	19,216	18,354	(16,084)

Operating loss	$(19,216)	$(18,354)	$(16,084)

2002 Compared with 2001

     As described above and in note 21 to the Consolidated Financial Statements, the results for 2001 have been restated. The following discussion has been revised to reflect the restatement.

     Net Loss. We had a net loss of $238.8 million in 2002 compared with a net loss of $335.1 million in 2001. The net losses in 2002 and 2001 included a large number of infrequent and unusual items as well as an extraordinary item and an adjustment to reflect the cumulative effect of a change in accounting principle. Infrequent items are disclosed separately in our consolidated statements of operations and unusual items are primarily included in other income (expense).

     Operating Income (Loss). Operating income in 2002 was $57.2 million compared with an operating loss of $36.0 million in 2001, an increase of $93.2 million. The increase in operating income was primarily due to the disposition of the Company’s remaining 50% interest in the National Post in August 2001, lower consumption of and prices for newsprint throughout the year, reduced compensation costs, lower operating costs in general, reduced amortization charges largely as a consequence of the adoption of SFAS No. 142 and fewer infrequent items.

     Operating Revenues. Operating revenues were $1,006.2 million in 2002 compared with $1,146.3 million in 2001, a decrease of $140.1 million. The overall decrease in revenue is primarily due to the sale of most of our remaining Canadian newspapers in July and November 2001 to Osprey Media, the sale of our remaining 50% interest in the National Post in August 2001 and a soft advertising environment, particularly in the United Kingdom. Favorable changes in the exchange rate with the British pound helped mitigate revenue declines at the Telegraph.

     Operating Expenses. Total operating costs and expenses were $949.0 million in 2002 compared with $1,182.3 million in 2001, a decrease of $233.3 million. Newsprint expense was $150.4 million in 2002 compared with $204.4 million in 2001, a decrease of $54.0 million or 26.4%. The decrease was primarily due to lower consumption at the U.K. Newspaper Group, the sales of Canadian newspaper properties in 2001 and declining newsprint prices. Average newsprint prices at both the U.K. Newspaper Group and Chicago Group year over year were lower. Compensation costs were $309.0 million in 2002, a year over year decrease of $54.0 million or 14.9%. Other operating costs of $434.3 million in 2002 decreased year over year by $86.4 million or 16.6%. These reductions are mainly due to both the sales of publishing properties and concerted efforts to reduce costs in the face of a difficult advertising market. Depreciation in 2002 was $37.0 million compared with $38.0 million in 2001. Amortization in 2002 was $17.2 million compared with $35.8 million in 2001. The decrease results from the sales of properties during 2001 as well as a change in accounting rules relating to the amortization of goodwill. Infrequent items in 2002 amounted to $1.0 million compared with $21.7 million in 2001. Infrequent items in 2001 included a one-time expense related to a pension and post-retirement plan liability adjustment of $12.4 million as well as duplicated costs resulting from operating two printing plants during start-up of the new plant in Chicago.

     Interest Expense. Interest expense was $58.8 million in 2002 compared to $78.6 million in 2001, a decrease of $19.8 million. The decrease is largely a consequence of the retirement of a portion of long-term debt in 2001 and a partial repayment of the Company’s 8.625% senior notes in March 2002. The source of the cash for repayment was the sale of the participation interests in the CanWest debentures in 2001.

     Interest and Dividend Income. Interest and dividend income in 2002 was $18.8 million compared with $64.9 million in 2001, a decrease of $46.1 million. Interest and dividend income in 2001 included interest on the CanWest debentures until the sale of participation interests in August and December, interest on the remaining CanWest debentures, dividends on CanWest shares and bank interest on the significant cash balance primarily accumulated from the proceeds of the sale in 2001 of Canadian newspaper properties and the sales of CanWest shares and Participations in CanWest debentures. Most of the proceeds from the disposal of the CanWest investments were retained as short term investments at low rates of interest until March 2002 when a portion of the Company’s long-term debt was retired.

     Foreign Currency Losses, Net. Foreign currency losses in 2002 were $86.8 million compared with $1.3 million in 2001. The 2002 loss principally consisted of a $78.2 million loss incurred as a result of the substantial liquidation of our investment in the Canadian Newspaper Group and the related repatriation of funds to the United States. Prior to this year, the cumulative foreign exchange losses associated with our Canadian investment were included in the accumulated other comprehensive loss component of stockholders’ equity.

     Other Income (Expense), Net. Other expense in 2002 of $53.2 million included charges in respect of writedowns of investments of $40.5 million and a loss of $15.2 million relating to the Total Return Equity Swaps. The Total Return Equity Swaps were retired in their entirety in December 2002. Other expense in 2001 amounted to $295.9 million and included a net loss on the sale of investments of $147.2 million being primarily the loss on sale of Participations in CanWest debentures and a loss on sale of CanWest shares, a net loss of $1.2 million on sale of publishing interests including a $78.2 million loss on sale of the National Post offset primarily by gains on sales of Canadian properties, a $48.0 million write-down of investments, a $73.9 million loss in respect of the Total Return Equity Swap and $15.1 million in losses from equity accounted companies.

     Income Taxes. Income tax expense in 2002 was $67.0 million compared with a recovery of $8.3 million in 2001. Effective tax rates for 2002 and 2001 were (52.2)% and 2.3%, respectively. The 2002 effective tax rate differed from the U.S. federal income tax rate primarily because of non-deductible foreign exchange losses with an impact of $31.3 million on taxes and the recording of a valuation allowance in respect of Canadian deferred tax assets of $38.8 million. For 2001, differences from the U.S. federal income tax rate were attributable to non-deductible expenses of $31.1 million, differences between tax gains and losses and book gains and losses of $15.7 million and individual company losses not tax effected of $27.2 million.

     Minority Interest. Minority interest in 2002 was $2.2 million. Minority interest in 2001 was a recovery of $13.8 million. The recovery in 2001 results primarily from the minority’s share of National Post losses to August 31, 2001 offset by the minority’s share of earnings of Hollinger L.P.

     Extraordinary Item. The extraordinary item of $21.3 million represents the after tax cost of retiring a portion of the Company’s long term debt in March 2002 including premiums payable on early redemption and the write-off of deferred financing charges.

     Change in Accounting Principle. The transitional provision of SFAS No. 142 required the Company to assess whether goodwill is impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using a multiple of maintainable normalized cash earnings. As a result of this transitional impairment test, and based on the methodology adopted, the Company has determined that the carrying amount of the Jerusalem Post properties is in excess of its estimated fair value. Accordingly, the value of goodwill attributable to the Jerusalem Post has been written down in its entirety. The write-down of $20.1 million (net of tax of nil) has been reflected in the consolidated statement of operations as of January 1, 2002 as a cumulative effect of a change in accounting principle. The Company has determined that the fair value of all other reporting units is in excess of the respective carrying amount, both on adoption and at year end for purposes of the annual impairment test. Refer to note 10 of the Statement of Significant Accounting Policies to our Consolidated Financial Statements.

     Chicago Group

     Operating revenues for the year ended December 31, 2002 were $441.8 million compared with $442.9 million in 2001, a negligible change from the prior year. Advertising revenue of $341.3 million in 2002 increased marginally by $2.8 million over 2001 advertising revenue of $338.5 million. Declines in circulation revenue of $3.3 million or 3.6% from $92.7 million in 2001 to $89.4 million in 2002 reflect both price discounting and a decline in circulation copies.

     Total operating costs and expenses were $406.1 million, a decrease of $31.8 million or 7.3% from $437.9 million in 2001. Cost savings were achieved across the board with reductions in compensation costs of $7.8 million to $170.9 million, in newsprint costs of $13.3 million to $63.1 million and in other operating costs of $4.5 million to $135.7 million. Reductions in compensation and other costs are the consequence of cost management initiatives undertaken during the course of 2002 and 2001. Newsprint cost reductions are the consequence of commodity price decreases as well as reductions in per copy consumption. Consumption savings were partially offset by increased requirements for bulk sale programs. Average newsprint unit price was approximately 21% lower in 2002 than in 2001. Infrequent items at $0.5 million in 2002 were substantially below infrequent items of $4.8 million in 2001, which costs were largely startup costs of our new Chicago production facility.

     At $18.8 million, depreciation was up marginally by $0.9 million over 2001. Amortization, largely as a consequence of the implementation of SFAS No. 142, was down by $2.7 million from $19.9 million in 2001 to $17.2 million in 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized.

     Operating income for the Chicago Group was $35.7 million in 2002, an increase of $30.7 million over 2001. The improvement reflects the above cost savings which were partially offset by revenue declines as well as a $4.3 million reduction in infrequent items in the year. Prior year infrequent items consisted primarily of start up costs for the new Ashland production facility.

     Community Group

     Operating revenues and operating expenses were $13.2 million and $18.4 million in 2002 compared to $19.1 million and $23.6 million in 2001. During the third quarter of 2001, the sole remaining U.S. Community Group newspaper was sold affecting comparative revenue by $0.8 million with a minimal impact on operating loss. Operating losses in 2002 and 2001 amounted to $5.2 million and $4.5 million, respectively.

     U.K. Newspaper Group

     Operating revenues for the U.K. Newspaper Group in 2002 were $481.5 million, a $4.9 million or 1.0% decrease from the $486.4 million generated in 2001. That decrease was largely mitigated upon translation into U.S. dollars by favorable changes in foreign exchange rates during the year. In pounds sterling, there was a £16.6 million decrease in 2002 to £320.9 million from £337.5 million in 2001. The decrease largely relates to declining advertising revenues, down by £17.7 million to £211.0 million in 2002 from £228.7 million in 2001, a 7.7% decline. Advertising revenues were particularly hard hit by declining lineage in the high rate areas of recruitment and financial. With single copy rate increases of 5p in each of September of 2002 and 2001, circulation revenue was relatively stable at £93.6 million compared to £94.5 million in 2001. Other operating revenues, largely contract printing, increased by 14% or £2.0 to £16.3 million from £14.3 million in 2001.

     Total operating costs and expenses in 2002 were $433.4 million, a reduction of $25.1 million or 5.5% from $458.5 million. In local currency, total operating costs were £288.4, a decrease of £29.9 million or 9.4% from £318.3 in 2001. Newsprint costs accounted for the largest portion of the decrease with costs down by £11.0 million to £53.8 million in 2002, a decrease of 16.9%. Average newsprint unit costs declined by 9.9% with the balance of savings generated by reduced consumption, in part as a consequence of reduced advertising revenues. Compensation costs were down by £2.3 million to £62.6 million, a 3.5% reduction.

     Operating income showed a substantial improvement of $20.2 million to $48.1 million in 2002 from $27.9 million in 2001 with operating profit margin increasing to 10.0% from 5.7%. Operating income continued to be affected by the decline in advertising revenue which started in 2001 and has continued through 2002. Exchange rates had a favorable impact in 2002, however, with the average exchange rate of pounds sterling into U.S. dollars improving from 1.44 in 2001 to 1.50 in 2002.

     Canadian Newspaper Group

     Operating revenues were $69.6 million in 2002 and $197.9 million in 2001, a decline of $128.3 million. The primary reason for the decline is the sale of our remaining 50% in the National Post to CanWest at the end of August 2001 and the sale of a large number of our Canadian community newspaper properties to Osprey Media in July and November of 2001. Beyond that, advertising revenues at operations owned in both years declined during the year, particularly for the magazine group. Same store revenues were Cdn. $108.8 million in 2002 compared with Cdn. $114.1 million in 2001. Exchange rates had a small adverse impact on revenue.

     Operating loss in 2002 was $2.1 million as opposed to $46.0 million in 2001. The reduction in net loss is largely due to the sale of our remaining 50% interest in the National Post. Operating income in 2001 was also adversely affected by overhead costs of Cdn. $3.8 million that were not incurred in 2002 as well as a charge of Cdn. $2.6 million relating to retired employee obligations of the newspaper properties sold to CanWest in 2000, which obligations were retained by us. The comparable expense in 2002 is Cdn. $4.4 million.

Investment and Corporate Group

     Operating costs of the Investment and Corporate Group were $19.2 million, compared with $18.4 million in 2001, an increase of $0.8 million.

2001 Compared with 2000

     As described above and in note 21 to the Consolidated Financial Statements, the results for 2001 and 2000 have been restated. The following discussion has been revised to reflect the restatement.

     Net Earnings (Loss). We had a net loss of $335.1 million in 2001 compared with net earnings of $157.4 million in 2000. The net loss in 2001 and the net earnings in 2000 included a large number of infrequent and unusual items. Infrequent items are disclosed separately in our consolidated statements of operations, and unusual and non-recurring items are primarily included in other income (expense), net.

     Operating Income (Loss). Operating loss in 2001 was $36.0 million compared with income of $221.7 million in 2000, a decrease of $257.7 million. The decrease in operating income was primarily due to the sales of newspaper properties in the Canadian Newspaper Group in both 2000 and 2001 and in the Community Group in 2000. In addition, lower operating results across all our remaining operations contributed to the decrease in operating income. In 2001, infrequent items included a one-time expense related to a pension and post-retirement plan liability adjustment of $12.4 million.

     Operating Revenues. Operating revenues were $1,146.3 million in 2001 compared with $2,096.0 million in 2000, a decrease of $949.7 million. The overall decrease in revenue is primarily due to the sale of Canadian newspaper properties in both 2000 and 2001 and the 2000 sale of Community newspaper properties. In addition, lower operating revenues at the U.K. Newspaper Group and the Chicago Group, on a same store basis, contributed to the decrease. The acquisition of Fox Valley Publications Inc. (formerly Copley Group) in December 2000, however, increased Chicago Group operating revenues in total.

     Operating Expenses. Total operating costs and expenses were $1,182.3 million in 2001 compared with $1,874.3 million in 2000, a decrease of $692.0 million. Newsprint expense was $204.4 million in 2001 compared with $304.2 million in 2000, a decrease of $99.8 million or 32.8%. The decrease was primarily due to lower consumption at the U.K. Newspaper Group and due to the sales of Canadian newspaper properties in both 2000 and 2001 and the sale of Community newspaper properties in 2000. Average newsprint prices at both the U.K. Newspaper Group and Chicago Group year over year were higher. Compensation costs decreased year over year by $299.3 million or 45.2%, and other operating costs decreased year over year by $254.9 million or 32.9%. These reductions are mainly due to the sales of properties. Depreciation in 2001 was $38.0 million compared with $64.5 million in 2000. Lower depreciation resulting from the sales of properties in both the Community Group and Canadian Newspaper Group was in part offset by increased depreciation at the Chicago Group related to the new printing facility and the Fox Valley Publications Inc. acquisition in December 2000. Amortization in 2001 was $35.8 million compared with $58.1 million in 2000. The decrease results from the sales of properties offset in part by amortization related to the December 2000 acquisition of Fox Valley Publications Inc. Infrequent items in 2001 amounted to $21.7 million compared with $8.0 million in 2000. Infrequent items in both years included duplicated costs resulting from operating two plants during start-up of the new plant in Chicago. In addition, infrequent items in 2001 included a one-time expense related to a pension and post-retirement plan liability adjustment of $12.4 million in respect of retired former Southam employees.

     Interest Expense. Interest expense was $78.6 million in 2001 compared with $142.7 million in 2000, a decrease of $64.1 million. This decrease results from the significantly lower debt levels during 2001 compared with 2000. In November 2000, we repaid $972.0 million of our bank credit facility with the proceeds from the sale of properties to CanWest.

     Interest and Dividend Income. Interest and dividend income in 2001 was $64.9 million compared with $18.5 million in 2000, an increase of $46.4 million. Interest and dividend income in 2001 included interest on the CanWest debentures until the sale of Participations in August and December, interest on the remaining CanWest debentures, dividends on CanWest shares and bank interest on the significant cash balance primarily accumulated from the proceeds of the sale in 2001 of Canadian newspaper properties and the sales of CanWest shares and Participations in CanWest debentures. In 2000, interest and dividend income on CanWest investments was received only for the period from November 17 to December 31.

     Foreign Currency Losses, Net. Foreign currency losses in 2001 were $1.3 million compared with $16.0 million in 2000. The 2000 loss resulted entirely from the translation of amounts borrowed under our bank credit facility in U.S. dollars by a Canadian subsidiary and which were repaid in November 2000.

     Other Income (Expense), Net. Other expense in 2001 amounted to $295.9 million and included a net loss on the sale of investments of $147.2 million being primarily the loss on sale of Participations in CanWest debentures and a loss on sale of CanWest shares, a net loss of $1.2 million on sale of publishing interests including the $78.2 million loss on sale of the National Post offset primarily by gains on sales of Canadian properties, a $48.0 million write-down of investments, a $73.9 million loss in respect of the Total Return Equity Swap and $15.1 million in equity losses from affiliates. Net other income in 2000 totaled $524.9 million and included $557.0 million in gains on sales of publishing interests, $32.6 million in gains on sales of investments, a $16.3 million loss in respect of the Total Return Equity Swap, a $20.6 million write-down of investments and $20.3 million in equity losses from affiliates.

     Dilution Gain. On February 17, 2000, Interactive Investor International, in which the Company owned 51.7 million shares or a 47% interest, had its initial public offering (“IPO”) issuing 52 million shares and raising £78.0 million ($125.8 million). The IPO reduced the Company’s equity ownership to 33% and resulted in a dilution gain of $17.1 million for accounting purposes. There was no dilution gain in 2001.

     Minority Interest. Minority interest in 2001 was a recovery of $13.8 million compared with an expense in 2000 of $50.8 million. The recovery in 2001 results primarily from the minority’s share of National Post losses to August 31, 2001 offset by the minority’s share of earnings of Hollinger L.P. Minority interest in 2000 included the minority’s share of Hollinger L.P., including the gain on sale of newspaper properties to CanWest, $10.9 million related to the amount paid on mandatory retirement of HCPH Special shares in excess of the recorded book amounts and the minority’s share of the National Post loss subsequent to November 16, 2000.

Chicago Group

     Operating revenues for the year ended December 31, 2001, were $442.9 million compared with $401.4 million in 2000, an increase of $41.5 million. Advertising revenue was $338.5 million in 2001 compared with $305.0 million in 2000, an increase of $33.5 million. Circulation revenue was $92.7 million in 2001 compared with $80.3 million in 2000, an increase of $12.4 million. Printing and other revenue was $11.6 million in 2001 compared with $16.1 million in 2000, a decrease of $4.5 million. Chicago Group results are based on standard accounting periods, which for 2000 resulted in a 53-week year for the reported results of the Chicago Group only. The effect of the 53rd week in 2000 was to add $6.0 million to operating revenue and $6.2 million to operating costs and expenses. On December 15, 2000, the acquisition of Chicago Suburban Newspapers from Copley Group was completed and operating results of this group have been included since that time. Revenues for operations owned in both years, excluding Chicago Suburban Newspapers (“same store”) and based on a 52-week year in 2000, were $363.6 million for 2001, compared with $392.0 million in 2000. Advertising revenue for the year ended December 31, 2001, on a same store 52-week basis, was $20.0 million or 6.7% lower than in 2000. Circulation revenue on a same store 52-week basis, for the year ended December 31, 2001, was $2.7 million or 3.5% lower than in 2000. Chicago Sun-Times average daily circulation in 2001 was higher than in 2000; however, circulation revenue for 2001 was lower than in 2000 as a result of price discounting to build and maintain market share in response to competitive activity. Printing and other revenue, on a same store 52-week basis was $10.1 million in 2001 compared with $15.8 million in 2000, a decrease of $5.7 million.

     Total operating costs and expenses were $437.9 million in 2001 compared with $372.2 million in 2000. Newsprint expense in 2001 was $76.4 million compared with $69.2 million in 2000, an increase of $7.2 million. Compensation costs were $178.7 million in 2001 compared with $150.9 million in 2000, an increase of $27.8 million. Other operating costs were $140.2 million in 2001 compared with $121.5 million in 2000, an increase of $18.7 million. On a same store 52-week basis, operating costs and expenses were $354.8 million compared with $363.1 million in 2000, a decrease of $8.3 million or 2.3%. Same store newsprint expense in 2001 was $67.5 million, compared to $67.6 million in 2000. Average newsprint prices in 2001 were approximately 11% higher than in 2000. In 2001, newsprint consumption was significantly less than in 2000 as a result of lower page counts due to reduced advertising revenue, a reduction in commercial printing, and general cost controls. On a same store 52-week basis, compensation and other costs decreased $10.9 million or 4.1% year over year. The lower compensation costs result from staff reductions across the Chicago Group offset in part by increased medical costs and workers compensation costs. Other operating costs are lower as a result of reduced commercial printing production costs, and general cost reductions across all areas. On a same store basis depreciation and amortization increased $4.7 million mainly as a result of higher depreciation charges related to the new Chicago printing facility.

     Operating income was $5.0 million in 2001 compared with $29.2 million in 2000, a decrease of $24.2 million. On a same store 52-week basis, operating income was $8.8 million in 2001 compared with $28.9 million in 2000, a decrease of $20.1 million. The decrease results primarily from lower operating revenues, increased depreciation and amortization offset in part by lower compensation and other operating costs. The acquisition of Chicago Suburban Newspapers added $79.3 million to operating revenues and an operating loss of $3.8 million in 2001.

Community Group

     Operating revenues and operating income were $19.1 million and a loss of $4.5 million in 2001, compared to $67.3 million and operating income of $3.5 million in 2000. The significant decrease in both operating revenue and operating income results almost entirely from the sales of Community Group properties that occurred primarily during 2000. During the third quarter of 2001, the last remaining U.S. Community Group property was sold. At December 31, 2001, the Jerusalem Post was the only Community Group property still owned by the Company.

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

     Total operating costs and expenses were $458.5 million in 2001 compared with $472.5 million in 2000, a decrease of $14.0 million or 3.0%. Newsprint expense in local currency was £64.7 million in 2001 compared with £60.6 million in 2000, an increase of £4.1 million or 6.8%. This increase results from the significant increase in newsprint prices in 2001 compared to 2000, offset in part by 4% lower consumption in 2001 compared to 2000. In pounds sterling, compensation and other costs were 1% lower in 2001 than in 2000.

     Operating income was $27.9 million in 2001 compared with $89.5 million in 2000, a decrease of $61.6 million. The decrease results from lower operating revenue, primarily advertising revenue and increased newsprint costs offset in part by lower compensation costs and other operating costs. In addition, the decrease in operating income was made greater by the change in exchange rates. In 2001 the average exchange rate for the pound sterling into U.S. dollars was 1.45 compared with 1.52 in 2000.

Canadian Newspaper Group

     Operating revenues in the Canadian Newspaper Group were $197.9 million in 2001 compared with $1,065.2 million in 2000 and in 2001 there was an operating loss of $46.0 million compared with operating income of $115.6 million in 2000. The significant decrease in both operating revenues and operating income is largely a result of the sale of newspaper assets in 2000 to CanWest, the sale of UniMédia Company completed in January 2001, the July and November 2001 sales of operations to Osprey, and the August 31, 2001 sale of the National Post.

     Included in the $46.0 million operating loss for the year ended December 31, 2001, are overhead costs of approximately Cdn. $3.8 million that are not expected to be incurred in 2002. Also included is a Cdn. $2.8 million expense in respect of employee benefit costs of retired former Southam employees.

Investment and Corporate Group

     Operating costs of the Investment and Corporate Group were $18.4 million, compared with $16.1 million in 2000, an increase of $2.3 million. The increase is due mainly to management fees charged to this division in 2001 that were charged to other operating divisions in 2000.

Liquidity and Capital Resources

     Working Capital. Working capital consists of current assets less current liabilities. At December 31, 2002, working capital, excluding debt obligations and related funds held in escrow, was a deficiency of $228.1 million compared to working capital of $138.1 million at December 31, 2001. The reduction in working capital is primarily the result of the application of cash and cash equivalents to repay or retire indebtedness outstanding at December 31, 2001.

     During the year ended December 31, 2002, approximately $370.8 million of cash and cash equivalents were used to retire some of the Company’s long-term debt which included both principal repayment and related early retirement premiums. An additional $100.0 million was paid to redeem the balance of the Total Return Equity Swaps outstanding.

     Included in income taxes payable are income taxes of approximately $276.4 million that have been provided on gains on sales of assets computed on tax bases that result in higher gains for tax purposes than for accounting purposes. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the accounts. While the timing of the payment of such income taxes, if any, is uncertain, the Company does not expect any significant amount to be paid in fiscal 2003.

     In December 2002, the Company sold 9% Senior Notes for net proceeds of $291.7 million and drew down $262.1 million net of fees pursuant to the Senior Credit Facility. Of those proceeds, $543.8 million was held in escrow in short term investments at December 31, 2002 for the purpose of redeeming the Company’s 9.25% Senior Subordinated Notes due in 2006 and 2007, including the payment of the related redemption premiums and accrued interest. The related debt of $504.9 million is reflected as a current liability at December 31, 2002. The 9.25% Senior Subordinated Notes were redeemed in January 2003. At December 31, 2001, the Company held $12.5 million in escrow, $7.5 million of which related to the Total Return Equity Swaps and was held as further collateral for the Company’s obligations.

     We are an international holding company and our assets consist solely of investments in our subsidiaries and affiliated companies. As a result, our ability to meet our future financial obligations is dependent upon the availability of cash flows from our United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, our ability to pay dividends on our common stock may be limited as a result of our dependence upon the distribution of earnings of our subsidiaries and affiliated companies. Our subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of our subsidiaries have been pledged to our lenders. Our right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that we may ourselves be a creditor with recognized claims against such subsidiary or affiliated company.

     Cash Flows. Cash flows provided by operating activities were $58.4 million for the year ended December 31, 2002 compared with cash flows used in 2001 of $134.2 million and provided in 2000 of $59.8 million. Improvements in operating income accounted for the largest portion of the increase in operating cash flows in 2002. The cash flows used in operating activities in 2001 were adversely affected in relation to 2000 by decreased operating income (in turn largely as a consequence of asset dispositions) and the receipt of interest income in 2001 from the CanWest debentures as payments in kind rather than cash.

     Cash flows used in investing activities in 2002 were $27.4 million, a decrease of $784.1 million from $756.7 million provided by investing activities in 2001. Asset sales excluding plant and equipment in 2002 were negligible whereas in 2001, we realized proceeds on the sale of participations in the CanWest debentures and from the disposition of various community and French language newspapers, chiefly in Canada. Cash flows from investing activities in 2000 of $1,080.8 million reflect principally the sale of Canadian newspaper properties to CanWest and sales of a number of community papers in the U.S. These inflows were partially offset by expenditures for the acquisition of newspapers in the Chicago area, capital expenditures and additions to investments.

     Cash flows used in financing activities were $404.9 million in 2002 as opposed to $271.3 million in 2001. Use of cash in 2002 was directed towards the retirement of our senior notes early in the year and the retirement of Total Return Equity Swap obligations later in the year. Borrowings of $265.0 million under our Senior Credit Facility and the placement of the 9% Senior Notes of $300.0 million before costs of $11.2 million were used to retire the Total Return Equity Swap obligations and our 10.5% facility from Trilon in December 2002 and our senior subordinated notes in their entirety in January 2003. The remaining proceeds are available for general corporate purposes. At December 31, 2002, $543.8 million held in trust to retire our senior subordinated notes including related redemption premiums and accrued interest has not been included in cash. Cash flows used in operating activities in 2001 have been reduced by $12.6 million from that previously reported to reflect a similar classification of escrow funds held at December 31,

2001. Those funds were transferred to various banks as further collateral in support of our Total Return Equity Swap obligations and in support of a bank credit facility.

     Cash of $271.3 million used in 2001 for financing activities was applied to the payment of dividends and the purchase for cancellation of Class A Common Stock from a bank in connection with Total Return Equity Swap obligations and from Hollinger Inc.. Cash used for financing activities of $1,040.2 million in 2000 primarily reflects the repayment of debt, the redemption of HCPH special shares and dividend payments.

     We anticipate no major dispositions in 2003 although we continue to encourage reasonable offers for the balance of our Canadian operations. With the completion of long-term financing arrangements and anticipated improvements in operating income as a consequence of efforts to manage costs, we expect to see cash flow from operations improve. Any significant upward movement in newsprint prices would adversely affect that outlook.

     As long as the advertising market remains in a downturn, cash flows from operations will not recover to satisfactory levels. We believe, however, that at current levels of economic activity and with our current cost structure, cash flow provided by operations of our subsidiaries will be sufficient to meet future cash requirements including capital expenditures. There is no assurance that any excess cash flow generated by our subsidiaries could be distributed to the Company. As of March 7, 2003, the Company believes it has sufficient cash on hand to meet its anticipated cash obligations for the balance of 2003.

     Capital Expenditures and Acquisition Financing. In the past three years the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures and acquisition and investment activities out of cash provided by their respective operating activities and, in 2000, through borrowings under their bank credit facilities. In 2003, the Company may invest up to $20 million in capital expenditures primarily through available cash flow.

     Capital expenditures at the Chicago Group amounted to $15.5 million, $12.1 million and $25.7 million in 2002, 2001 and 2000, respectively. The Company began construction of a new printing facility in Chicago during 1998 which became partially operational in 2000 and fully operational in 2001. The capital expenditures in 2001 and 2000 are primarily related to the construction of this production facility.

     Capital expenditures at the Telegraph were $6.1 million, $17.1 million and $14.5 million in 2002, 2001 and 2000, respectively.

     Capital expenditures at the Canadian Newspaper Group were $2.3 million, $2.8 million and $28.8 million in 2002, 2001 and 2000, respectively.

     Capital expenditures at the Community Group amounted to $5.0 million, $0.3 million and $3.3 million in 2002, 2001 and 2000, respectively. The capital expenditures in 2002 were primarily for the acquisition of a new press by the Jerusalem Post.

     Capital expenditures at the Investment and Corporate Group were $0.1 million, $12.2 million and $1.6 million in 2002, 2001 and 2000, respectively. Expenditures in 2001 were primarily in respect of a new airplane to replace an older airplane that was sold in 2002.

     Debt Obligations. We, together with Publishing and its principal subsidiaries, are parties to various debt agreements that have been entered into to replace past financing, address working capital requirements and for other corporate purposes. At December 31, 2002, our indebtedness was $1,084.4 million. Of that amount, $504.9 million was repaid in January 2003 from funds held in escrow at December 31, 2002.

     On December 23, 2002, certain of our subsidiaries entered into a new $310 million Senior Credit Facility with a group of financial institutions arranged by Wachovia Securities, Inc., as described in “Item 1 Business — Bank Credit Facility”.

     On December 23, 2002, Publishing issued $300 million aggregate principal amount of 9% Senior Notes due 2010, as described in “Item 5 Market for the Registrant’s Common Equity and Related Stockholder Matters — Recent Sales of Unregistered Securities.”

Off Balance Sheet Arrangements

     Hollinger Participation Trust. As part of our November 16, 2000 purchase and sale agreement with CanWest, we were prohibited from selling the CanWest debentures received in partial consideration prior to May 15, 2003. In order to monetize this investment, we entered into a participation agreement in August 2001 pursuant to which we sold participation interests in CDN $540.0 million (US $350.0 million) principal amount of CanWest debentures to a special purpose trust (the “Participation Trust”)

administered by an arm’s length trustee. That sale of participation interests was supplemented by a further sale of CDN $216.8 million (US $140.5 million) in December 2001. We remain the record owner of the participated CanWest debentures and are required to make payments to the Participation Trust with respect to those debentures if and to the extent we receive payment in cash or kind on the debentures from CanWest. Coincident with the Participation Trust’s purchase of the participation interests, the Participation Trust sold senior notes to arm’s length third parties to finance the purchase of the participation interest. These transactions resulted in net proceeds to the Company of $401.2 million and for accounting purposes have been accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The net loss on the transactions, including realized holding losses on the debentures, amounted to $62.1 million and has been included in Other income (expense), net for the year ended December 31, 2001. We believe that the participation arrangement does not constitute a prohibited sale of debentures as legal title was not transferred. CanWest has advised us that it accepts that position.

     At any time up to November 5, 2005, CanWest may elect to pay interest on the debentures by way of additional CanWest debentures or through the issuance of non-voting common shares of CanWest. Further, at any time after May 15, 2003, the holders of the Participation Trust senior notes may, under the terms of the Participation Trust, elect to convert their notes into the CanWest debentures. Should the noteholders so elect, we would be required to transfer to the Participation Trust sufficient CanWest debentures at exchange rates then in effect to allow full conversion of the senior notes. The unrealized foreign exchange losses recognized at December 31, 2002 and 2001 are classified as other liabilities in the consolidated balance sheet.

     Total Return Equity Swaps. During 1998 and 1999, the Company had arrangements with four banks pursuant to which the banks purchased a total of 14,109,905 shares of the Company’s Class A Common Stock at an average price of $14.17. These arrangements, referred to as Total Return Equity Swaps, were entered into as a structure for the repurchase of our shares over an extended time frame based on a price fixed at the outset of the arrangement. The Total Return Equity Swaps were terminated in their entirety on December 23, 2002. The Company does not presently intend to enter into similar arrangements.

     At December 31, 2001, we had two Total Return Equity Swap arrangements remaining with banks each of which had been extended from July 1, 2001. One arrangement in respect of 3,348,782 shares at an average price of $14.93 was extended until June 30, 2003 on the same terms and conditions that applied previously. The other arrangement in respect of 3,602,305 shares at an average price of $13.88, was extended until December 31, 2002. We retained the option to buy the shares from the bank at the original cost or have the bank resell the shares in the open market, for which we could settle the net amount due with either cash or by issuing additional shares. In addition, the bank had the option if the market price of the shares dropped by 20% or more, to sell the shares on the open market and reduce the notional amount of the swap.

     On October 3, 2002, we borrowed $50.0 million at 10.5% under a term facility with Trilon International Inc. expiring December 31, 2003. The proceeds of that financing and cash balances were used to prepay $60.0 million outstanding under the Total Return Equity Swaps leaving an outstanding balance of $40.0 million. Both the Trilon loan and the balance of the Total Return Equity Swaps were prepaid from the proceeds of our December 23, 2002 financing.

     Derivatives. On December 23, 2002, we entered into the Senior Credit Facility with Wachovia Bank, N.A. The facility consists of a $45.0 million Revolving Credit Facility, a $45.0 million Term Loan A maturing September 30, 2008 and a $220.0 million Term Loan B maturing September 30, 2009. The borrower under each of the term loans is a wholly owned U.K. subsidiary of the Company. No amounts have been drawn under the Revolving Credit Facility. Prior to year end, we purchased two swaps, one in respect of each of the term loans and each maturing in December following the respective maturity dates. The swaps are cross-currency floating to fixed rate swaps from USD LIBOR to Sterling fixed rate at a blended rate of 8.47%. The swaps were purchased to take advantage of low rates on this type of instrument and to provide certainty on interest charges to the operations of the UK Newspaper Group in a time of soft advertising sales.

     At the same time as the Senior Credit Facility was committed, we sold $300 million of 9% Senior Notes maturing December 15, 2010. In January 2003, we purchased two fixed to floating interest rate swaps for a total notional principal amount of $250.0 million each maturing on the maturity date of the Notes with the objective of reducing our costs of borrowing. Interest for the first six months has been set at 5.98% and floats for subsequent periods at LIBOR plus a blended spread of 4.61%.

     Commercial Commitments and Contractual Obligations. The Telegraph Group has guaranteed the printing joint venture partners’ share of leasing obligations to third parties, which amounted to $0.6 million (£0.4 million) at December 31, 2002. These obligations are also guaranteed jointly and severally by each joint venture partner.

     In connection with our insurance program, letters of credits are required to support certain projected workers’ compensation obligations. At December 31, 2002, letters of credit in the amount of $2.8 million were outstanding.

     Set out below is a summary of the amounts due and committed under contractual cash obligations at December 31, 2002:

		Due in
		1 year or	Due between 1 and 3	Due between 4 and 5
	Total	less	years	years	Due over 5 years

	(Dollars in thousands)
Existing Senior and Senior Subordinated Notes(1)	$509,988	$504,906	$5,082	$—	$—
Other long-term debt	570,915	3,093	18,363	26,086	523,373
Capital lease obligations	3,475	1,721	1,754	—	—
Operating leases	162,256	16,982	28,632	22,120	94,522

Total contractual cash obligations	$1,246,634	$526,702	$53,831	$48,206	$617,895

(1)	During 2002, Publishing purchased for retirement approximately $254.9 million of the existing senior notes due 2005. The balance of those notes outstanding, approximately $5.1 million, will mature in 2005. Included in the total of notes outstanding is $504.9 million of senior subordinated notes with maturities in 2006 and 2007. At December 31, 2002, the borrowings under the Senior Credit Facility and the 9% Senior Notes due 2010 were held in escrow pending and for the purpose of redemption of the senior subordinated notes. Consequently, outstanding balances for the senior subordinated notes, irrespective of their maturity date, have been reflected as due in one year or less. Refer to “Item 1 Business — Bank Credit Facility” for a discussion of the new Senior Credit Facility of $310 million maturing in 2008 and 2009.

     In addition to amounts committed under contractual cash obligations, the Company has also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business. The more significant guarantees and indemnities include those for lease obligations of a 50% owned joint venture producing many of our U.K. publications; in support of representations and warranties on the disposition of operations; against changes in laws affecting returns to certain lenders; and, against fluctuations in foreign currency exchange rates in respect of the Participation Trust. For more information on our contingent obligations, refer to note 18 — Commitments and Contingencies of our Consolidated Financial Statements.

Related Party Transactions

     Net amounts due to related parties at December 31, 2002 totaled $30.4 million. Included in amounts owed to Hollinger Inc. and its affiliates are billings in respect of management and administrative expenses. As noted below, Hollinger Inc. and its affiliates billed us for fees and allocable expenses amounting to $27.9 million, $35.1 million and $41.7 million in 2002, 2001 and 2000, respectively. The major component of the billings is management fees. Amounts due from related parties total $45.8 million at December 31, 2002 ($44.0 million at December 31, 2001). The receivable represents principal of $36.8 million plus accrued interest of $9.0 million at December 31, 2002 relating to a loan made by the Company to a subsidiary of Hollinger Inc. on July 11, 2000. The loan, payable on demand was made in connection with the cash purchase by Hollinger Inc. of Special shares of Hollinger Canadian Publishing Holdings Co., a subsidiary of the Company. Interest was payable at a rate of 13% per annum until December 31, 2001 at which time, with the approval of the independent directors, it was changed to 90 day LIBOR plus 3% per annum.

     On March 10, 2003, the amount owed to the Company by the subsidiary of Hollinger Inc., including accrued interest, was $46.2 million. In conjunction with the closing of the offering of 11 7/8% Senior Secured Notes by Hollinger Inc., Hollinger Inc. and the Company agreed to amend these debt arrangements as follows:

•	$25.8 million of the debt was offset against amounts due to the Hollinger Inc. subsidiary with respect to a repurchase of Class A Common Stock and redemption of Series E Preferred Stock discussed below; and

•	The remaining debt of $20.4 million has been subordinated in right of payment to the Hollinger Inc. 11 7/8% Senior Secured Notes due 2011 and now bears interest at a rate of 14.25% if paid in cash and 16.5% if paid in kind. The subordination agreement permits the subsidiary of Hollinger Inc. to pay amounts due on this subordinated loan to the extent not prohibited under the debenture governing the 11 7/8% Senior Secured Notes.

     As part of these arrangements, 2,000,000 shares of Class A Common Stock were repurchased from one of Hollinger Inc.’s wholly-owned subsidiaries. The purchase price per share was $8.25 per share, for a total of $16.5 million. In addition, the Company redeemed for cancellation 93,206 shares of Series E Preferred Stock held by the same subsidiary of Hollinger Inc. at the subsidiary’s request pursuant to the Company’s Certificate of Designation for the Series E Preferred Stock. The redemption price per share was Cdn. $146.63, for a total cash payment of $9.3 million. The revisions to these debt arrangements received an independent fairness opinion and were unanimously approved by the Audit Committee and the independent directors of the Company as a market value transaction.

     The Company and its subsidiaries entered into services agreements with Ravelston, whereby Ravelston acts as manager of the Company and its subsidiaries and carries out head office and executive responsibilities. These services agreements were assigned on July 5, 2002 to RMI, a wholly-owned subsidiary of Ravelston. Ravelston and RMI billed the Company and that subsidiary $23.7 million in 2002 pursuant to these agreements ($29.0 million in 2001 and $33.6 million in 2000). In addition, certain executives of Ravelston and of Moffat Management and Black-Amiel Management, affiliates of Ravelston and RMI, have separate services agreements with certain subsidiaries of the Company. During 2002, amounts paid directly by subsidiaries of the Company pursuant to such agreements and as directed remuneration to certain Ravelston executives were $1.9 million ($1.7 million in 2001 and $3.7 million in 2000). These fees in aggregate have been approved by the aforementioned committees for each of the years presented.

     Hollinger Inc. and its affiliates billed the Company for allocable expenses amounting to $2.3 million, $4.4 million, and $4.4 million for 2002, 2001 and 2000, respectively.

     In addition to the amounts referred to in the preceding paragraph, during 2001 and 2000 there was further remuneration paid directly by subsidiaries of the Company to certain Ravelston executives of $1.4 million and $3.7 million respectively (2002 — nil).

     All of the services agreements were negotiated in the context of a parent-subsidiary relationship and, therefore, were not the result of arm’s length negotiations between independent parties. The terms of the Service Agreements may therefore not be as favorable to the Company and its subsidiaries as the terms that might be reached through negotiations with non-affiliated third parties.

     On July 3, 2002, NP Holdings Company (“NP Holdings”), a subsidiary of the Company, was sold to Ravelston Management Inc., a wholly owned subsidiary of Ravelston, a holding company controlled by Lord Black through which most of his interest in the Company is ultimately controlled, for $3,760,000 (Cdn. $5,750,000). The only asset of NP Holdings was Canadian tax losses. The tax losses, only a portion of which were previously recognized for accounting purposes, were effectively sold at their carrying value. Due to the inability of NP Holdings to utilize its own tax losses prior to their expiry, as a result of its disposing of its interest in the National Post, it sold these losses to a company which would be able to utilize the losses. The only other potential purchaser for these losses, CanWest, declined the opportunity to acquire the losses. The terms of the sale of the tax losses to Ravelston Management Inc. were negotiated with and approved by the independent directors of the Company.

     In two separate transactions in July and November, 2001, the Company and Hollinger L.P. completed the sale of most of their remaining Canadian newspapers to Osprey for total sale proceeds of approximately Cdn. $255 million ($166 million) plus closing adjustments primarily for working capital. The former Chief Executive Officer of Hollinger L.P. is a minority shareholder and Chief Executive Officer of Osprey. The Company’s independent directors approved the terms of these transactions.

     In connection with the above two sales of Canadian newspaper properties to Osprey and to satisfy a closing condition, the Company, Hollinger Inc., and Lord Black and three senior executives entered into non-competition agreements with Osprey pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to Osprey for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn. $7.9 million ($5.1 million). Such consideration was paid to Lord Black and the three senior executives and was approved by the Company’s independent directors.

     During 2001, we transferred two publications to Horizon Publications Inc. in exchange for net working capital. Horizon Publications Inc. is managed by former Community Group executives and controlled by certain officers of the Company. The terms of this transaction were approved by our independent directors.

     On November 16, 2000, we completed the sale of most of our Canadian newspapers and related assets to CanWest. The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which in total at December 31, 2000 approximated an additional $40.7 million.

     In connection with the sale to CanWest, Ravelston entered into a management services agreement with CanWest and National Post pursuant to which it agreed to continue to provide management services to the Canadian businesses sold to CanWest in consideration for an annual fee of Cdn. $6 million ($4 million) payable by CanWest. CanWest will be obligated to pay Ravelston a termination fee of Cdn. $45 million in the event that CanWest chooses to terminate the management services agreement or Cdn. $22.5 million in the event that Ravelston chooses to terminate the agreement. Further, CanWest required as a condition to the transaction that the Company, Ravelston, Hollinger Inc., Lord Black and three senior executives entered into non-competition agreements with CanWest pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian business sold to CanWest for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn. $80 million ($53 million) paid by CanWest in addition to the purchase price referred to above of which Cdn. $38 million ($25.2 million) was paid to Ravelston and

Cdn. $42 million ($27.8 million) was paid to Lord Black and the three senior executives. The Company’s independent directors approved the terms of these payments.

     During 2000, we sold most of our remaining U.S. community newspaper properties, for total proceeds of approximately $215 million. In connection with those sales, to satisfy a closing condition, the Company, Lord Black and three senior executives entered into non-competition agreements with the purchasers to which each agreed not to compete directly or indirectly in the United States with the United States businesses sold to purchasers for a fixed period, subject to certain limited exceptions, for aggregate consideration paid in 2001 of $0.6 million. These amounts were in addition to the aggregate consideration paid in respect of these non-competition agreements in 2000 of $15 million. Our independent directors approved the terms of these payments.

     Included in the above sale, we sold four U.S. Community Newspapers for an aggregate consideration of $38 million to Bradford Publishing Company, a company formed by a former U.S. Community Group executive and in which some of our officers are shareholders. Our independent directors approved the terms of this transaction.

     Bradford Publishing Company, a company in which certain of the Company’s officers are significant shareholders, owes the Company $4.1 million at December 31, 2002. Such amount represents the present value of the remaining amounts owing under a non-interest bearing note receivable granted to the Company in connection with a non-compete agreement entered into on the sale of certain operations to Bradford Publishing Company during 2000. The note receivable is unsecured and due over the period to 2010, and subordinated to Bradford’s lenders.

     Horizon Publications Inc., a company controlled by certain officers and members of the Board of Directors of the Company, acquired some operations from the Company in 1999. The Company loaned money to Horizon in connection with that purchase. At December 31, 2002, there was a balance owed on that loan of $4.9 million. The loan, due in 2007, is unsecured and bears interest at the lower of 8% per annum and LIBOR plus 2%.

     We issued to a subsidiary of Hollinger Inc. in connection with the 1995 Reorganization in which we acquired Hollinger Inc.’s interest in The Telegraph and Southam, 739,500 shares of Series A Preferred Stock. The Series A Preferred Stock was subsequently exchanged for Series D Preferred Stock. During 1998, 408,551 shares of Series D Preferred Stock were converted into 2,795,165 shares of Class A Common Stock. In February 1999, 196,823 shares of Series D Preferred Stock were redeemed for cash of $19.4 million. In May 1999, the remaining 134,126 shares of Series D Preferred Stock were converted into 134,126 shares of Series E Preferred Stock. In September 2001, 40,920 shares of Series E Preferred Stock were redeemed for cash of $3.8 million. The shares of Series E Preferred Stock are redeemable in whole or in part, at any time and from time to time, subject to restrictions in the Company’s credit facilities, by the Company or by a holder of such shares. As described above, the remaining Series E Preferred Stock was redeemed on March 10, 2003.

     Pursuant to a January 1997 transaction wherein we acquired Canadian publishing assets from Hollinger Inc., we issued 829,409 shares of Series C Preferred Stock. The stated value of each share was $108.51. On June 1, 2001, we converted all the Series C Preferred Stock at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 5, 2001, we purchased for cancellation, from Hollinger Inc., the 7,052,464 shares of Class A Common Stock for a total cost of $92.2 million or $13.07 per share which represented 98% of the September 5, 2001 closing price.

     Management has reviewed our procedures for ensuring that transactions with affiliates of Publishing (other than its subsidiaries) comply with the covenants under its debt instruments existing prior to our December 2002 refinancing, including the indentures governing its outstanding debt securities. Based on this review, management has determined that in one related-party transaction, although we satisfied the requirement to obtain the approval of the independent directors of our Board of Directors that the transaction was being undertaken on an arm’s length basis, we did not obtain a fairness opinion although the transaction exceeded the relevant threshold for delivering such an opinion by $23 million. In light of the various intercompany transactions and arrangements within the Hollinger group and the related party transactions that have occurred from time to time in the past and may occur in the future, management intends to strengthen its controls for monitoring compliance with those covenants under the 9% Senior Notes and other debt instruments by which we, Publishing and our other subsidiaries are bound that are applicable to such transactions and arrangements.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets.

We have not yet determined the effect, if any, that the adoption of SFAS No. 143 will have on our business, results of operations and financial condition.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring that such expenses no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item, is required to be reclassified. The Company is required to adopt this Statement no later than its fiscal year beginning January 1, 2003. Upon adoption of SFAS No. 145, the Company’s net loss on the extinguishment of debt of $21.3 million for the year ended December 31, 2002 will no longer qualify as an extraordinary item, nor will net losses incurred of approximately $22.0 million on the January 2003 extinguishment of its senior subordinated notes. Such losses will be included in other income (expense).

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”) Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No.146 requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3 the liability was recognized at the date of an entity’s commitment to an exit plan. The Company is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in note 18 to the Consolidated Financial Statements. For guarantees entered into or modified after December 31, 2002, the FIN 45 requires the guarantor to recognize a liability for the non-contingent component of guarantees, being the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued without a premium payment or as part of a transaction with multiple elements. As noted above the Company has adopted the disclosure requirements of the FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. Since December 31, 2002, the Company has not entered into any new or modified any pre-existing guarantees requiring the recognition of a liability.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIE’s”) (“FIN 46”) which requires that companies that control another entity through interests other than voting interest should consolidate the controlled entity. In the absence of clear control through a voting equity interest, a company’s exposure (variable interest) to the economic risk and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest. VIE’s created after January 31, 2003 must be consolidated immediately. VIE’s existing prior to February 1, 2003 must be consolidated by the Company commencing with its third quarter 2003 interim financial statements. The Company has not yet determined whether it has any VIE’s which will require consolidation.

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB SFAS No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in note 17 to the Company’s Consolidated Financial Statements — Statement of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint. On a consolidated basis, newsprint expense for the years ended December 31, 2002 and 2001 amounted to $150.4 million and $204.4 million respectively. Management believes that newsprint prices may vary widely from time to time and could continue to show significant price variations in the future. During the first half of 2001, newsprint prices in North America were at their highest price per ton since 1994 and 1995. However, the recessional climate in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint, resulted in a downward trend in prices during the second half of 2001. This downward trend continued into 2002, however there are indications that prices on the spot market where the Chicago Group purchases its newsprint may moderately increase from their current levels. In the United Kingdom, average newsprint prices were less than the average prices paid in 2001. In the United Kingdom, the Company negotiates prices for one year periods. Rates negotiated for 2003 are about 7.1% lower than those for 2002. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during the year ended December 31, 2002, a change in the price of newsprint of $50 per ton would increase or decrease year-to-date net income by approximately $9.1 million.

     Interest Rates. The Company has borrowed $265.0 million under its Senior Credit Facility which borrowings bear interest at floating rates. In December 2002, the Company purchased floating to fixed cross currency swaps in the full amount of the borrowings for the term of the facility. Consequently, the Senior Credit Facility is not exposed to fluctuations in interest rates.

     In January 2003, the Company also purchased fixed to floating swaps after year-end in the amount of $250.0 million against its 9% Senior Notes. The total amount of 9% Senior Notes outstanding is $300.0 million. Each 1% change in interest rates will result in an additional $2.5 million in interest expense.

     Foreign Exchange Rates. A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. In addition, in 2001, the Company sold Participations in Canadian dollar denominated CanWest debentures to the Participation Trust in exchange for U.S. dollars. The Company has retained certain foreign exchange exposure in respect of this transaction. As a result, the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the year ended December 31, 2002, a $0.05 change in the important foreign currencies would have had the following effect on the Company’s reported net loss for the year ended December 31, 2002:

	Actual Average
	2002 Rate	Increase/Decrease

United Kingdom	$1.50/£	$561,000
Canada (1)	$0.64/Cdn$	$53,640,000

(1)	Included in the exposure noted above is $44.4 million in respect of the Company’s sale of Participations.

     In 2001, the Company sold participation interests in Cdn.$756.8 million principal amount of CanWest debentures to the Participation Trust at an exchange rate of $0.6482 to each Canadian dollar, which translates into $490.5 million. At some time between May 15, 2003 and the maturity date of the CanWest debentures, being November 15, 2010, we will be required to deliver to the Participation Trust $490.5 million of the CanWest debentures at then current exchange rates plus interest received. The actual date of delivery will be established by noteholders of the Participation Trust. As noted below, up until November 5, 2005, CanWest may elect to pay interest on the debentures in kind or by the issuance of shares. At December 31, 2002, the liability to the Participation Trust is $575.7 million and the corresponding CanWest debentures had a principal amount receivable of Cdn. $888.2 million. Given that the CanWest debentures are denominated in Canadian dollars, the Company entered into forward foreign exchange contracts in 2001 to mitigate the currency exposure. The foreign currency contracts required the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. In 2002, the Company sold certain of its foreign currency contracts and subsequently entered into additional foreign currency contracts. However, on September 30, 2002, all of the outstanding contracts were unwound resulting in the net cash receipt of $6.3 million by the Company after discounting for early settlement. This amount has been included in other income (expense), net, for the year ended December 31, 2002. The foreign exchange exposure is no longer hedged, due to constraints under our current debt facilities. A $0.05 change in the U.S. dollar to Canadian dollar exchange rate applied to the Cdn. $888.2 million principal amount of the CanWest debentures at December 31, 2002 would result in a $44.4 million loss or gain to the Company.

     At any time up to November 5, 2005, CanWest may elect to pay interest on the debentures by way of additional CanWest debentures or in non-voting CanWest common shares. The Company anticipates that additional debentures will be received in the future as payment in kind for the interest on the debentures.

     The balance of the foreign exchange exposure of $9.2 million is principally as a result of the substantial reduction in the Company’s net investment in the Canadian operations during the first quarter of 2002. As a result of this reduction, foreign exchange losses in the amount of $78.2 million were included in net earnings for the three months ended March 31, 2002 and year ended

December 31, 2002, substantially all of which was not deductible for income tax purposes. Had there been a $0.05 change in the U.S. dollar to Canadian dollar in the three months ended March 31, 2002, net earnings would have increased or decreased by $5.5 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The name, age and position held of each of the directors and executive officers of the Company as of December 31, 2002 are set forth below.

Name and Age	Position(s) with the Company

Peter Y. Atkinson, 55.	Executive Vice President and Director
Barbara Amiel Black, 62.	Vice President, Editorial and Director
Lord Black of Crossharbour, PC(C), OC, KCSG, 58.	Chairman of the Board, Chief Executive Officer and Director
The Hon. Richard R. Burt, 55.	Director
J. A. Boultbee, 59.	Executive Vice President
Daniel W. Colson, 55.	Vice Chairman and Director, Deputy Chairman, Chief Executive Officer and Director of The Telegraph
Frederick A. Creasey, 52.	Vice President, Group Corporate Controller
David Dodd, 59.	Executive Vice President
Paul B. Healy, 39.	Vice President, Corporate Development and Investor Relations
Mark S. Kipnis, 55.	Vice President, Corporate Counsel and Secretary
Dr. Henry A. Kissinger, 79.	Director
Marie-Josee Kravis, O.C., 53.	Director
Peter K. Lane, 49.	Vice President and Chief Financial Officer
Shmuel Meitar, 59.	Director
The Hon. Richard N. Perle, 61.	Co-Chairman of Hollinger Digital Inc. and Director
F. David Radler, 60.	Deputy Chairman, President, Chief Operating Officer and Director
Robert T. Smith, 59.	Treasurer
Jerry J. Strader, 66.	President, Suburban Chicago Newspaper Division
A. Alfred Taubman, 79.	Director
The Hon. James R. Thompson, 66.	Director

     The principal occupation, business experience and tenure as a director of the Company are set forth below. Unless otherwise indicated, all principal occupations have been held for more than five years.

     Peter Y. Atkinson, Executive Vice President and Director. Mr. Atkinson has served as a director and an Executive Vice President since 2002 and as a Vice President of the Company since 1997. He has served as a director and as Vice President and General Counsel of Hollinger Inc. since February 1996 and was appointed Executive Vice President on May 2000. He also serves as an officer and director of Argus Corporation Ltd. and Hollinger Canadian Newspapers G.P. Inc. He is a director of Toronto Hydro and Canadian Tire Corporation, Limited, a Canadian public reporting company.

     Barbara Amiel Black (Lady Black), Vice President, Editorial and Director. Barbara Amiel Black has served as Vice President, Editorial since September 1995 and as a director since February 1996 and is the wife of Lord Black. After an extensive career in both on and off-camera television production, she was Editor of The Toronto Sun from 1983 to 1985; columnist of The Times and senior political columnist of The Sunday Times of London from 1986 to 1994; and columnist of The Telegraph from 1994 to present. She has been a columnist of Maclean’s magazine since 1977. Barbara Amiel Black also serves as a director of Hollinger Inc. and the Jerusalem Post. She is the author of two books: “By Persons Unknown” (co-author), which won the Mystery Writers of America Edgar Award for best non-fiction in 1978, and “Confessions”, a book of political essays published in 1980, which won the Canadian periodical publishers prize.

     Lord Black of Crossharbour, PC(Can), OC, KCSG, Chairman of the Board of Directors, Chief Executive Officer and Director, Hollinger International Inc., New York, Chicago; Hollinger Inc., Toronto; Argus Corporation Ltd., Toronto. Lord Black has held these or equivalent or similar positions since 1978. He currently serves as the Chairman and as a director of Telegraph Group Limited, London, U.K., and as a director of the Jerusalem Post and The Spectator (London). Lord Black also serves as a director of Brascan Limited, the Canadian Imperial Bank of Commerce and CanWest Global Communications Corp., all of which are public reporting companies in Canada, and as a director of Sotheby’s Holdings, Inc. Lord Black is Chairman of the Advisory Board of The National Interest (Washington) and a member of the International Advisory Board of The Council on Foreign Relations (New York).

     The Hon. Richard R. Burt, Director. Mr. Burt has served as a director since September 1994. Mr. Burt has served as Chairman of IEP Advisors L.L.P., an emerging markets investment banking and advisory services firm, since 1994. He was a partner with McKinsey & Company, Inc. from 1991 to 1994. Mr. Burt has served as Chief Negotiator in Strategic Arms Reduction Talks from 1989 to 1991 and as the United States Ambassador to the Federal Republic of Germany from 1985 to 1989. He served as a director of Powerhouse Technologies Inc. from 1994 until 1999, when it was acquired by Anchor Gaming Corp. and as a director of Homestake Mining Inc. from 1998 until February 2001. Mr. Burt currently serves as a director of Anchor Gaming, Weirton Steel Corp., Archer-Daniels-Midland Co. and HCL Technologies, Ltd., all of which are United States public reporting companies.

     J. A. Boultbee, Executive Vice President. Mr. Boultbee has served as Executive Vice President since June 1996 and as Chief Financial Officer from 1995 to 1999. Mr. Boultbee served as a Vice President of the Company from 1990 to June 1996. Mr. Boultbee served as a director from 1990 to October 25, 1995. Mr. Boultbee has served for the past five years as a director and as the Vice-President, Finance and Treasury and Executive Vice President and Chief Financial Officer of Hollinger Inc. Mr. Boultbee also serves as a director of Argus, IAMGOLD Corporation and Consolidated Enfield Corporation, all of which are Canadian public reporting companies.

     Daniel W. Colson, Vice Chairman and Director. Deputy Chairman, Chief Executive Officer and director of The Telegraph. Mr. Colson has served as a director of the Company since February 1995 and as Vice Chairman since May 1998. He has served as Deputy Chairman of The Telegraph since 1995 and as Chief Executive Officer of The Telegraph since 1994, and was Vice Chairman of The Telegraph from 1992 to 1995. Mr. Colson also currently serves as Chairman and as a director of Hollinger Telegraph New Media Ltd. and as Vice Chairman and director of Hollinger Digital Inc. He also serves as Vice Chairman and as a director of Hollinger Inc., and as a director of Argus, Molson Inc. and Macyro Group Inc. (Canada), all of which are Canadian public reporting companies. Mr. Colson also served as Deputy Chairman and director of Interactive Investor International plc from 1998 to 2001.

     Frederick A. Creasey, Vice President, Group Corporate Controller. Mr. Creasey has served as Vice President since September 2002 and Group Corporate Controller since June 1996. Mr. Creasey also serves as Chief Financial Officer since September 2002 and for the past five years as the Controller of Hollinger Inc.

     David Dodd, Executive Vice President. Mr. Dodd has served as Vice President of Hollinger International Publishing Inc. since October 1995, and is presently principally employed as an Executive Vice President specifically, Chief Financial Officer for the Chicago Group. He previously served as Executive Vice President and a director of American Publishing Company. The Hollinger group has employed Mr. Dodd since 1978.

     Paul B. Healy, Vice President, Corporate Development and Investor Relations. Mr. Healy has served as Vice President, Corporate Development and Investor Relations since October 1995. Mr. Healy was a Vice President of The Chase Manhattan Bank, N.A. for more than five years prior to October 1995, serving as a corporate finance specialist in the media and communications sector.

     Mark S. Kipnis, Vice President and Secretary. Mr. Kipnis has served as Vice President and Secretary since January 1998 and as a director of the Jerusalem Post since 1999. Mr. Kipnis also serves as a director of CoBiz Inc., a NASDAQ publicly traded company. Mr. Kipnis was previously a partner at the law firm of Holleb & Coff, which he joined in 1974.

     Dr. Henry A. Kissinger, Director. Dr. Kissinger has served as a director since February 1996. Dr. Kissinger has served as Chairman of Kissinger Associates Inc., an international consulting firm, since 1982. Dr. Kissinger served as the 56th Secretary of State from 1973 to 1977. He also served as Assistant to the President for National Security Affairs from 1969 to 1975 and as a member of the President’s Foreign Intelligence Advisory Board from 1984 to 1990. Dr. Kissinger served as a director of American Express Company from 1984 to 1996, of Revlon Inc. from 1996 to 1999, of the TWC Group from 1981 to 2002, of Gulfstream Aerospace Corporation from 1997 to 1999 and as a director of Freeport-McMoran Copper and Gold Inc. from 1995 to 2001. Dr. Kissinger currently serves on the Advisory Board of American Express Company and the JP Morgan International Advisory Council. He also served as Counselor to J.P. Morgan Chase & Co. from 1981 to 2000 and as a member of its International Advisory Council from 1997 to 2000. He currently serves as Chairman of the International Advisory Board of American International Group, Inc., and Director Emeritus of Freeport-McMoran Copper and Gold Inc., all of which are United States public reporting companies, and as a director of ContiGroup Companies, Inc.

     Marie-Josee Kravis, O.C., Director. Mrs. Kravis has served as a director since February 1996. She has served as a Senior Fellow of the Hudson Institute Inc. since 1994. She served as a director of The Seagram Company Ltd., a Canadian public reporting company, from 1985 to 2000 and as a director of Compaigne UniMedia from 1988 to 2000. She served as a director of Hasbro Inc. from 1995 to 2001 and of Star Media Network, Inc. during 2001 and as a director of Canadian Imperial Bank of Commerce, a Canadian public reporting company, from 1997 to 2002. Mrs. Kravis currently serves as a director of Vivendi Universal and Ford Motor Company, both United States reporting companies.

     Peter K. Lane, Vice President, Chief Financial Officer. Mr. Lane has served as Vice President and Chief Financial Officer since October 2002. Mr. Lane acted as Chief Financial Officer of Southam Publications from 2000 to 2002 and prior to that as Chief Financial Officer of Philip Utilities Management Corporation commencing in 1994. Mr. Lane was a partner with Coopers & Lybrand from 1990 to 1994. Before then he was a partner with Ernst & Young, having joined that firm in 1976.

     Shmuel Meitar, Director. Mr. Meitar has served as a director since February 1996. Mr. Meitar also serves as Vice Chairman of Aurec Ltd., a leading provider of communications, media and information services, since 1991. Prior to 1991, Mr. Meitar served as President of the Aurec Group, which includes Golden Channels, the largest cable television franchise in Israel, and Golden Pages, the Israeli Yellow Pages. Mr. Meitar was a director of the Jerusalem Post from 1992 to 2002 and also serves as a director of Golden Pages Publications Ltd.

     The Hon. Richard N. Perle, Director. Mr. Perle has served as a director since June 1994. Mr. Perle has served as Resident Fellow of the American Enterprise Institute for Public Policy Research since 1987. He was the Assistant Secretary for the United States Department of Defense, International Security Policy from 1981 to 1988. Mr. Perle is Co-Chairman of Hollinger Digital Inc. and a director of the Jerusalem Post, both of which are subsidiaries of the Company. Mr. Perle served as a director of GeoBiotics, Inc. from 1996 to 2000. Mr. Perle currently serves as a director of E. Certify, NAPRO Biotherapeutics, Inc., a United States public reporting company, and Autonomy, Inc., a United States public reporting company.

     F. David Radler, Deputy Chairman, President, Chief Operating Officer and Director. Mr. Radler has served as President and Chief Operating Officer since October 1995, as Deputy Chairman since May 1998 and as a director since 1990. Mr. Radler was Chairman of the Board of Directors from 1990 to October 1995. Mr. Radler currently serves as President and Chief Operating Officer and Deputy Chairman of Hollinger Inc. and as a director of The Telegraph. Mr. Radler also serves as a director of Argus, Dominion Malting Limited, West Fraser Timber Co. Ltd. and CanWest Global Communications Corp., all of which are Canadian public reporting companies. Mr. Radler also serves as a director of the Jerusalem Post.

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

     A. Alfred Taubman, Director. Mr. Taubman has served as a director since February 1996. Since 1983, Mr. Taubman is the controlling shareholder, and from 1983 to 2001, served as a director, of Sotheby’s Holdings Inc., the international art auction house. Mr. Taubman also served from 1951 to 2001 as Chairman of The Taubman Company and Taubman Centers, Inc., companies engaged in the regional retail shopping center business. Mr. Taubman, as Chairman of Sotheby’s, was convicted on December 5, 2001 of violating the United States antitrust laws.

     The Hon. James R. Thompson, Director. Mr. Thompson has served as a director since June 1994. Mr. Thompson has served as the Chairman of Winston & Strawn, attorneys at law, since 1991. Mr. Thompson served as the Governor of the State of Illinois from 1977 to 1991. He served as a director of The Wackenhut Corporation from 1996 to 2000, of Metal Management Inc. from 1999 to 2000, of Jefferson Smurfit Group Plc from 1997 to 2002, and of American National Can Corp. from 1996 to 2000. Mr. Thompson currently serves as a director of FMC Corporation, Prime Retail, Inc., Prime Group Realty Trust, Navigant Consulting Inc., Maximus, Inc., and Union Pacific Resources, Inc., all of which are United States public reporting companies.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls since the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report.

(1)	Financial Statements and Supplemental Schedules.

     The Consolidated Financial Statements filed as part of this report appear beginning at page F-1.

(2)	Exhibits.

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated October 13, 1995.

3.2	Bylaws, as amended and restated.	Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (No. 33-74980).

4.4	Exchange Indenture, dated July 17, 1997, among Hollinger Canadian Publishing Holdings Inc., Hollinger International Inc. and Montreal Trust Company of Canada.	Incorporated by reference to Exhibit 4.01 to Registration Statement on Form S-3 (No. 333-35619).

10.4	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980).

10.5	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997.

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

10.12	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999.

10.15	CanWest Transaction Agreement dated July 30, 2000 and Amending Agreement thereto dated November 15, 2000.	Incorporated by reference to Exhibit 2.1 and 2.2 to Current Report on Form 8-K dated December 1, 2000.

10.16	The Amended and Restated Trust Agreement dated as of August 24, 2001 between First Union Trust Company, National Association and the Company.

10.17	The Supplemental Trust Agreement dated as of December 7, 2001 among First Union Trust Company, National Association, the Company and Hollinger Canadian Newspapers, Limited Partnership.

10.18	The Amended and Restated Participation Agreement dated as of November 30, 2001 among the Company, Hollinger Canadian Newspapers, Limited Partnership and the Hollinger Participation Trust.

10.19	The Purchase Agreement dated December 16, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Securities, Inc.

10.20	The Registration Rights Agreement dated as of December 16, 2002 among Hollinger International Publishing Inc., the Company, and Wachovia Securities, Inc.

10.21	The Indenture dated as of December 23, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, National Association.

10.22	The Fifth Amended and Restated Credit Agreement dated as of December 23, 2002 among Hollinger International Publishing Inc., Telegraph Group Limited, First DT Holdings Limited, Wachovia Bank, N.A., Toronto Dominion (Texas) Inc., General Electric Capital Corporation, and Various Financial Institutions and Other Persons Party Thereto, as Lenders (as defined therein).

10.23	The Fourth Amended and Restated Company Pledge Agreement dated as of December 23, 2002 among Hollinger International Publishing Inc. and its Subsidiaries (as defined therein) and Wachovia Bank, N.A.

10.24	The Fourth Amended and Restated Hollinger International Guaranty dated as of December 23, 2002 by the Company in favor of Wachovia Bank, N.A., Toronto-Dominion Bank, and the Lenders (as defined therein).

Prior Filing or
Exhibit No.	Description of Exhibit	Sequential Page Number

10.25	The Hollinger International Amended and Restated Pledge Agreement dated as of December 23, 2002 among the Company and Wachovia Bank, N.A.

10.26	The Intellectual Property Security Agreement dated as of December 23, 2002 among the Company, Digital Chicago Inc., Chicago Sun-Times, Inc., Midwest Suburban Publishing, Inc., Pioneer Newspapers Inc., Chicago Sun-Times Features, Inc. and Toronto Dominion (Texas) Inc.

10.27	The Third Amended and Restated Guaranty dated as of December 23, 2002 by Guarantors, as listed in the Guaranty, Wachovia Bank, N.A., and the Lenders (as defined therein).

10.28	The Third Amended and Restated Security Agreement dated as of December 23, 2002 among Hollinger International Publishing Inc. and its Subsidiaries (as defined therein) and Wachovia Bank, N.A.

10.29	The U.K. Subsidiary Guarantee dated as of December 23, 2002 by Creditscheme Limited, Deedtask Limited, DT Holdings Limited, Second DT Holdings Limited, Hollinger UK Holdings Limited in favor of Wachovia Bank, N.A., the Lenders and the Issuing Bank (as defined therein).

10.30	The U.S. Pledge Agreement dated as of December 23, 2002 among Deedtask Limited, Creditscheme Limited and Wachovia Bank, N.A.

21.1	Significant Subsidiaries of Hollinger International Inc.

23.1	Consent of KPMG LLP.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K.

                       The Company did not file any report on Form 8-K in 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC. (Registrant)

By:	/s/ Conrad M. Black Lord Black of Crossharbour, PC(C), OC, KCSG Chairman and Chief Executive Officer

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Conrad M. Black Conrad M. Black	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ F. David Radler F. David Radler	Deputy Chairman, President, Chief Operating Officer and Director	March 31, 2003

/s/ Daniel W. Colson Daniel W. Colson	Vice Chairman and Director, Deputy Chairman, Chief Executive Officer and Director of the Telegraph	March 31, 2003

/s/ John A Boultbee John A Boultbee	Executive Vice President	March 31, 2003

/s/ Peter Y. Atkinson Peter Y. Atkinson	Executive Vice President and Director	March 31, 2003

/s/ Peter K. Lane Peter K. Lane	Vice President Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ Frederick A. Creasey Frederick A. Creasey	Vice President Group Corporate Controller (Principal Accounting Officer)	March 31, 2003

Barbara Amiel Black	Vice President — Editorial and Director	March 31, 2003

/s/ Richard R. Burt Richard R. Burt	Director	March 31, 2003

/s/ Henry A. Kissinger Henry A. Kissinger	Director	March 31, 2003

/s/ Marie Josee-Kravis Marie Josee-Kravis	Director	March 31, 2003

Signature	Title	Date

Shmuel Meitar	Director	March 31, 2003

Richard N. Perle	Director, Co-Chairman of Hollinger Digital Inc.	March 31, 2003

A. Alfred Taubman	Director	March 31, 2003

/s/ James R. Thompson James R. Thompson	Director	March 31, 2003

CERTIFICATIONS

I, Conrad M. Black, Chairman of the Board and Chief Executive Officer of Hollinger International Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Hollinger International Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (and persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Conrad M. Black Lord Black of Crossharbour, PC(C), OC, KCSG Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATIONS

I, Peter K. Lane, Vice President and Chief Financial Officer of Hollinger International Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Hollinger International Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (and persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Peter K. Lane Peter K. Lane Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Hollinger International Inc.:

We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in note 10 to the statement of significant accounting policies, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

As discussed in note 21 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000 have been restated.

/s/ KPMG LLP

March 17, 2003

Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies

For the Years Ended December 31, 2002, 2001 and 2000

1.	Principles of Presentation and Consolidation

Hollinger International Inc. (the “Company”) is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2002, Hollinger Inc. owned 31.8% of the combined equity and 72.8% of the combined voting power of the outstanding Common Stock of the Company, without giving effect to conversion of the Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87.0% at December 31, 2002, 2001 and 2000. The Company had no economic interest in The National Post Company (“National Post”) at or after December 31, 2001 and a 50% interest at December 31, 2000 (see notes 1(c) and (d) of Notes to Consolidated Financial Statements for discussion of the sale of National Post). All significant intercompany balances and transactions have been eliminated on consolidation.

2.	Description of Business

The Company is engaged principally in the publishing, printing and distribution of newspapers and magazines through subsidiaries and affiliates in the United States, the United Kingdom, Canada and Israel. In addition, the Company has developed related websites on the Internet. The Company’s raw materials, mainly newsprint and ink, are not dependent on a single or limited number of suppliers. Customers range from individual subscribers to local and national advertisers.

3.	Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company relies on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, in making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

The Company holds minority interests in both publicly traded and privately held companies. Some of the publicly traded companies have highly volatile share prices. The Company records an impairment charge when it believes an investment, whether or not publicly traded, has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

The Company has significant goodwill and intangible assets with indefinite useful lives recorded in its accounts. Future adverse changes in long-term readership patterns in its newspapers and other factors could result in a material impairment of its intangible assets in the future, as described in note 10 to the statement of significant accounting policies.

4.	Cash Equivalents

Cash equivalents consist of certain highly liquid investments with original maturities of three months or less.

5.	Inventories

Inventories consist principally of newsprint that is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

6.	Long-Lived Assets

Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, principally 25 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset and the lease term. Property, plant and equipment disclosed as construction in progress is not depreciated until the items are in use.

The Company assesses the recoverability of the recorded value of all long-lived assets including property, plant and equipment whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management’s estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the carrying value of the long-lived assets, then the difference between the carrying value of the long-lived assets and the fair value of such assets is recorded as a charge against income in the consolidated statements of operations.

Primary indicators of impairment include significant permanent declines in circulation and readership; the loss of specific sources of advertising revenue, whether or not to other forms of media; and, an expectation that a long-lived asset may be disposed of before the end of its useful life. Impairment is assessed at a level based on the printing facility or facilities associated with a specific newspaper publication or group of publications being the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

7.	Derivatives

The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign currency exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, an amendment of SFAS No. 133. There was no effect on consolidated results of operations, financial position or cash flows on adoption of these standards. These statements were not required to be retroactively applied to prior periods. All derivative instruments are recorded on the consolidated balance sheets at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in fair value of derivatives that are designated and qualify as effective hedges are recorded either in other comprehensive income (loss) or earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings.

In 2000 and prior to the adoption of SFAS No. 133 and SFAS No. 138, amounts receivable under interest rate cap agreements were accrued as a reduction of interest expense and amounts payable were accrued as interest expense. Interest rate differentials on all other swap arrangements were accrued as interest rates changed over the contract periods. Amounts receivable under foreign currency forward purchase or sale agreements were accrued as foreign exchange gains and amounts payable were accrued as foreign exchange losses.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

8.	Investments

Investments consist of corporate debt and equity securities. Marketable debt and equity securities which are classified as available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of the related tax and minority interest effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and recognized as other income (expense), net. All other corporate debt and equity securities are recorded at cost less declines in market value that are other than temporary.

A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security is established.

Dividend and interest income are recognized when earned.

9.	Investments in Affiliated Companies

Investments in the common stock of entities for which the Company has significant influence over the investee’s operating and financial policies, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee’s voting stock except in the following circumstance.

As described in notes 1(c) and 1(d) to the consolidated financial statements, the Company sold a 50% interest in the National Post on November 16, 2000 and sold its remaining 50% interest on September 1, 2001. The Company continued to control the operations of the National Post as its managing partner through August 31, 2001. Accordingly, the financial position, results of operations, and cash flows of the National Post were consolidated in the Company’s financial statements through August 31, 2001.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Under the equity method, the Company’s investment in an investee is included in the consolidated balance sheets (under the caption Investments) and the Company’s share of the investee’s earnings or loss is included in the consolidated statements of operations (under the caption Other income (expense), net).

Included as equity investees are 50% owned joint ventures with whom certain of the Company’s U.K. Newspaper Group subsidiaries have agreements for the printing of predominantly all of the UK newspapers and for the purchase of newsprint. Costs of the related services and purchases are reflected as operating costs in the consolidated statements of operations (see note 19(d) to the consolidated financial statements). The Company’s joint venture partners are also engaged in the business of newspaper publication.

Prior to the adoption of SFAS No. 142 (see note 10 to the statement of significant accounting policies) the excess of acquisition costs over the Company’s share of the fair value of net assets at the acquisition date of an equity method investment was amortized on a straight-line basis over five years. Effective January 1, 2002, such equity method goodwill is no longer amortized. The Company recognizes a loss when there is an other than temporary decline in the fair value of the investment below its carrying value.

10.	Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition costs over the estimated fair value of net assets acquired in business combinations and circulation related assets. Until December 31, 2001, amortization was calculated using the straight-line method over the respective estimated useful lives to a maximum of 40 years. Definite lived intangibles include non-competition agreements with former owners of acquired newspapers, and subscriber and advertiser relationships.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

As of the date of adoption of SFAS No. 142, the Company has discontinued amortization of all existing goodwill, evaluated existing intangible assets and has made the necessary reclassifications in order to conform with the new criteria for recognition of intangible assets apart from goodwill. Some amounts previously ascribed to circulation, mastheads and certain other intangible assets have been reclassified to goodwill effective January 1, 2002.

The transitional provisions of SFAS No. 142 require the Company to assess whether goodwill is impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using a multiple of maintainable normalized cash earnings. As a result of this transitional impairment test, and based on the methodology adopted, the Company has determined that the carrying amount of the Jerusalem Post properties is in excess of its estimated fair value. Accordingly, the value of goodwill attributable to the Jerusalem Post has been written down in its entirety. The write-down of $20,079,000 (net of tax of nil) has been reflected in the consolidated statement of operations as of January 1, 2002 as a cumulative effect of a change in accounting principle. The Company has determined that the fair value of all other reporting units is in excess of the respective carrying amounts, both on adoption and at year end for purposes of the annual impairment test.

In addition to the transitional goodwill impairment test as of January 1, 2002, the Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising spending, (ii) a permanent significant decline in a reporting unit’s newspaper readership, (iii) a significant adverse long-term negative change in the demographics of a reporting unit’s newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Effective January 1, 2002, the Company had unamortized goodwill in the amount of $512.1 million, which is no longer being amortized. This amount reflects the transitional impairment of $20,079,000 relating to the Jerusalem Post.

The change in accounting policy cannot be applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy were applied to the reported consolidated statements of operations for the years ended December 31, 2001 and 2000, the impact of the change, in respect of goodwill and intangible assets with indefinite useful lives not being amortized, would be as follows:

	2001	2000

	(in thousands)
Net earnings (loss) — as reported	$(335,111)	$157,387
Add goodwill amortization, net of income tax and minority interest	16,604	40,192

Adjusted net earnings (loss)	$(318,507)	$197,579

Basic net earnings (loss) per share — as reported	$(3.39)	$1.50

Basic adjusted net earnings (loss) per share	$(3.23)	$1.91

Diluted net earnings (loss) loss per share — as reported	$(3.39)	$1.41

Diluted adjusted net earnings (loss) loss per share	$(3.23)	$1.77

Adjusted net earnings (loss), noted above, reflects only the reduction in goodwill amortization expense and does not give effect to the impact that this change in accounting policy would have had on the gains and losses resulting from the disposal of operations during 2001 and 2000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

11.	Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the remaining terms of the related debt, being up to eight years.

12.	Pension Plans

Pension costs for defined contribution plans are recognized as the obligation for contribution arises.

13.	Income Taxes

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

14.	Revenue Recognition

The Company’s principal sources of revenue comprise advertising, circulation and job printing. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured or is probable. Advertising revenue, being amounts charged for space purchased in the Company’s newspapers, is recognized upon publication of the advertisements. Circulation revenue from subscribers, billed to customers at the beginning of a subscription period, is recognized on a straight-line basis over the term of the related subscription. Deferred revenue represents subscription receipts that have not been earned. Circulation revenue from single copy sales is recognized at the time of distribution. In both cases, circulation revenues are recorded net of fees or commissions paid to distributors and retailers and less an allowance for returned copies. Job printing revenue, being charges for printing services provided to third parties, is recognized upon delivery.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

15.	Foreign Currency Translation

Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, “Foreign Currency Translation”. All assets, liabilities and minority interests are translated at year-end exchange rates, stockholders’ equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing throughout the year. Translation adjustments are included in the accumulated other comprehensive income component of stockholders’ equity. Translation adjustments are not included in earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings.

16.	Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share”. See note 12 to the consolidated financial statements for a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share.

17.	Stock-Based Compensation

The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc., are recorded using the fair value based method and are reflected in the consolidated statements of stockholders’ equity as a dividend in kind.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Had the Company determined compensation costs based on the fair value at the grant date of its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	2002	2001	2000

	(in thousands except per share amounts)
Net earnings (loss) as reported	$(238,823)	$(335,111)	$157,387
Add: compensation expense, as reported	—	(1,369)	1,518
Deduct: pro forma compensation expense	(7,861)	(6,989)	(6,343)

Pro forma net earnings (loss)	(246,684)	(343,469)	152,562
Basic net earnings (loss) per share as reported	(2.49)	(3.39)	1.50
Diluted net earnings (loss) per share as reported	(2.49)	(3.39)	1.41
Pro forma basic net earnings (loss) per share	(2.57)	(3.48)	1.46
Pro forma diluted net earnings (loss)per share	(2.57)	(3.48)	1.37

Pro forma net earnings reflect only options granted in 1998 through 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options’ vesting period of four years and the compensation cost for options granted prior to January 1, 1998 is not considered.

The fair value of each stock option granted during 2002, 2001 and 2000 was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: dividend yield of 3.6%, 4.6% and 3.4%; expected volatility of 68.3%, 55.2% and 43.3%; risk-free interest rates of 4.5%, 5.0% and 5.1%; expected lives of 10 years. Weighted average fair value of options granted by the Company during 2002, 2001 and 2000 was $5.65, $5.67 and $4.12, respectively.

18.	Dilution gains and losses

The issuance of stock by one of the Company’s equity accounted investees or subsidiaries in the absence of any purchase of stock issued in proportion to the Company’s interests results in a dilution of the Company’s proportionate interest in the investee or subsidiary. Any gain or loss arising upon dilution is reflected separately in the consolidated statement of operations.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

19.	Reclassifications

Certain 2001 and 2000 amounts in the consolidated financial statements have been reclassified to conform with the 2002 presentation.

20.	New accounting pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. The Company has not yet determined the effect, if any, that the adoption of SFAS 143 will have on our business, results of operations and financial condition.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring that such expenses no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item, is required to be reclassified. The Company is required to adopt this Statement no later than its fiscal year beginning January 1, 2003. Upon adoption of SFAS 145, the Company’s net loss on the extinguishment of debt of $21.3 million for the year ended December 31, 2002 will no longer qualify as an extraordinary item, nor will estimated net losses of approximately $22 million incurred on the January 2003 extinguishment of its senior subordinated notes.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. The principal difference between SFAS 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the date of an entity’s commitment to an exit plan. The Company is currently assessing the impact of SFAS 146 on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which address the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in note 18 to the consolidated financial statements. For guarantees entered into or modified after December 31, 2002, the Interpretation requires the guarantor to recognize a liability for the non-contingent component of guarantees, being the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued without a premium payment or as part of a transaction with multiple elements. As noted above, the Company has adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company plans to continue to use the intrinsic value method. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in note 17 to the Company’s Consolidated Financial Statements — Statement of Significant Accounting Policies.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Significant Accounting Policies, Continued

For the Years Ended December 31, 2002, 2001 and 2000

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIE’s”) (“FIN 46”) which requires that companies that control another entity through interests other than voting interest should consolidate the controlled entity. In the absence of clear control through a voting equity interest, a company’s exposure (variable interest) to the economic risk and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest. VIE’s created after January 31, 2003 must be consolidated immediately. VIE’s existing prior to February 1, 2003 must be consolidated by the Company commencing with its third quarter 2003 interim financial statements. The Company has not yet determined whether it has any VIE’s which will require consolidation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

	(in thousands)
		(Restated —
		note 21)
Current assets:
Cash and cash equivalents	$113,368	$479,514
Accounts receivable, net of allowance for doubtful accounts of $20,676 in 2002 and $16,366 in 2001	205,843	199,238
Accounts receivable — joint ventures (note 19(d))	—	803
Inventories	10,194	21,209
Prepaid expenses and other current assets	18,358	12,633
Escrow deposits and restricted cash (notes 6(a) and 13)	545,952	12,548

Total current assets	893,715	725,945
Loan to affiliate (note 19(b))	45,848	43,982
Investments (note 2)	124,076	144,011

Advances under printing contracts and notes receivable — joint ventures (note 19(d))	50,591	52,036
Property, plant and equipment, net of accumulated depreciation (note 3)	299,686	309,272
Intangible assets, net of accumulated amortization of $36,368 in 2002 and $94,201 in 2001 (note 4)	117,179	477,231
Goodwill (note 4)	533,677	180,958
Prepaid pension benefit (note 22)	63,146	62,825
Deferred financing costs and other assets	60,214	61,716

	$2,188,132	$2,057,976

(Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

Liabilities and Stockholders' Equity	2002	2001

	(in thousands)
		(Restated —
		note 21)
Current liabilities:
Current installments of long-term debt (note 6)	$4,814	$3,008
Senior Subordinated Notes (note 6)	504,906	—
Accounts payable	87,445	90,105
Accounts payable — joint ventures (note 19(d))	12,454	6,992
Accrued expenses (note 5)	106,878	134,691
Amounts due to related parties, net	30,358	11,754
Income taxes payable	295,971	290,587
Deferred revenue	42,792	41,208

Total current liabilities	1,085,618	578,345
Long-term debt, less current installments (note 6)	574,658	809,652
Deferred income taxes (note 20)	249,731	187,388
Other liabilities	132,503	91,298

Total liabilities	2,042,510	1,666,683

Minority interest (note 8)	17,097	16,084

Redeemable preferred stock (note 9)	8,650	8,582

Stockholders’ equity (note 10):
Convertible preferred stock	—	—
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; issued and outstanding 85,819,295 and 96,837,179 shares in 2002 and 2001, respectively	858	968
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 14,990,000 shares in 2002 and 2001	150	150
Additional paid-in capital	441,476	554,891
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(38,950)	(149,813)
Unrealized loss on marketable securities	(694)	(6,446)
Minimum pension liability adjustment	(44,709)	(16,972)
Retained earnings (deficit)	(98,296)	175,400

	259,835	558,178
Class A common stock in treasury, at cost — 11,151,951 shares in 2002 and 10,785,811 shares in 2001	(139,960)	(132,896)
Class A common stock in escrow — nil shares in 2002 and 5,011,628 shares in 2001 (note 13)	—	(58,655)

Total stockholders’ equity	119,875	366,627

Commitments and contingencies (notes 7 and 18)	$2,188,132	$2,057,976

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(in thousands, except per share data)
		(Restated —	(Restated —
		note 21)	note 21)
Operating revenues:
Advertising	$710,849	$804,462	$1,543,882
Circulation	247,175	278,321	447,050
Job printing	16,669	25,092	59,089
Other	31,469	38,446	45,998

Total operating revenues	1,006,162	1,146,321	2,096,019

Operating costs and expenses:
Newsprint	89,840	127,025	212,341
Newsprint incurred through joint ventures (note 19)	60,589	77,399	91,836
Compensation costs (note 21)	309,032	363,045	662,351
Stock-based compensation	—	(1,369)	1,518
Other operating costs (note 19)	387,638	472,269	726,107
Other operating costs incurred through joint ventures (note 19)	46,677	48,473	49,534
Infrequent items (note 14)	1,032	21,734	7,950
Depreciation	37,001	37,968	64,546
Amortization	17,151	35,760	58,088

Total operating costs and expenses	948,960	1,182,304	1,874,271

Operating income (loss)	57,202	(35,983)	221,748

Other income (expense):
Interest expense	(58,772)	(78,639)	(142,713)
Amortization of deferred financing costs	(5,585)	(10,367)	(10,469)
Interest and dividend income	18,782	64,893	18,536
Foreign currency losses, net (notes 15(b) and 17)	(86,800)	(1,259)	(16,048)
Other income (expense), net (notes 15 and 21)	(53,178)	(295,878)	524,869
Dilution gain (note 1(i))	—	—	17,008

Total other income (expense)	(185,553)	(321,250)	391,183

Earnings (loss) before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle	(128,351)	(357,233)	612,931
Income taxes (recovery) (note 20)	66,950	(8,319)	398,452

Earnings (loss) before minority interest, extraordinary items and cumulative effect of change in accounting principle	(195,301)	(348,914)	214,479
Minority interest	2,167	(13,803)	50,760

Earnings (loss) before extraordinary items and cumulative effect of change in accounting principle	(197,468)	(335,111)	163,719
Extraordinary loss on debt extinguishments (note 6(b))	(21,276)	—	(6,332)

Earnings (loss) before cumulative effect of change in accounting principle	(218,744)	(335,111)	157,387
Cumulative effect of change in accounting principle (note 4)	(20,079)	—	—

Net earnings (loss)	$(238,823)	$(335,111)	$157,387

Earnings (loss) per share before extraordinary items and cumulative effect of change in accounting principle:
Basic	$(2.06)	$(3.39)	$1.57
Diluted	$(2.06)	$(3.39)	$1.47

Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	$(2.28)	$(3.39)	$1.50
Diluted	$(2.28)	$(3.39)	$1.41

Net earnings (loss) per share:
Basic	$(2.49)	$(3.39)	$1.50
Diluted	$(2.49)	$(3.39)	$1.41

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(in thousands)
		(Restated —	(Restated —
		note 21)	note 21)
Net earnings (loss)	$(238,823)	$(335,111)	$157,387

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities arising during the year, net of a related tax provision of $1,510 and recovery of minority interest expense of $615 (2001 — net of a related tax recovery of $18,730 and recovery of minority interest of $4,411; 2000 — net of a related tax provision of $13,729 and minority interest of $2,522)	4,451	(80,586)	(47,008)
Reclassification adjustment for realized losses reclassified out of accumulated other comprehensive income, net of a related tax provision of $530 (2001 — net of a related tax provision of $30,420 and minority interest of $6,122)	1,301	123,720	—

	5,752	43,134	(47,008)
Foreign currency translation adjustments, net of a related tax provision of $2,374 (2001 and 2000 — nil)	32,646	(38,443)	(89,450)
Reclassification adjustment for realized foreign exchange losses upon the substantial reduction of net investment in Canadian operations	78,217	—	—

	110,863	(38,443)	(89,450)
Minimum pension liability adjustment, net of a related tax recovery of $15,852 (2001 — 7,573; 2000 — nil)	(27,737)	(14,878)	(2,094)

	88,878	(10,187)	(138,552)

Comprehensive income (loss)	$(149,945)	$(345,298)	$18,835

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

				Accumulated
	Convertible	Common	Additional	other	Retained		Issued
	preferred	stock	paid-in	comprehensive	earnings	Treasury	shares
	stock	Class A & B	capital	loss	(deficit)	stock	in escrow	Total

				(in thousands)	(Restated —
					note 21)
Balance at December 31, 1999	$6,377	$1,148	$652,705	$(24,492)	$475,315	$(147,955)	$(60,873)	$902,225

Stock option exercise	—	5	5,492	—	—	—	—	5,497
Preferred stock conversion to Class A common stock	(6,377)	6	6,346	—	—	—	—	(25)
Stock-based compensation (note 11)	—	—	1,518	—	—	—	—	1,518
Cash dividends — Class A and Class B, $0.55 per share	—	—	—	—	(52,284)	—	—	(52,284)
Dividends on redeemable preferred stock	—	—	—	—	(519)	—	—	(519)
Dividends on convertible preferred stock	—	—	—	—	(8,431)	—	—	(8,431)
Minimum pension liability adjustment	—	—	—	(2,094)	—	—	—	(2,094)
Translation adjustments	—	—	503	(89,450)	—	—	—	(88,947)
Change in unrealized loss on securities, net	—	—	—	(47,008)	—	—	—	(47,008)
Net earnings	—	—	—	—	157,387	—	—	157,387
Interest on forward share purchase	—	—	(6,323)	—	—	—	—	(6,323)
Gain on total return equity swap (note 13)	—	—	35,314	—	—	—	—	35,314
Escrow shares on total return equity swap	—	51	52,948	—	—	—	(51,200)	1,799
Escrow shares returned	—	—	—	—	—	(110,649)	110,649	—

Balance at December 31, 2000 (restated — note 21)	—	1,210	748,503	(163,044)	571,468	(258,604)	(1,424)	898,109

Stock option exercise	—	6	6,857	—	—	—	—	6,863
Preferred stock conversion to Class A common stock	—	65	(7,410)	—	—	7,345	—	—
Class A common stock purchased for cancellation	—	(107)	(139,148)	—	—	—	—	(139,255)
Stock-based compensation (note 11)	—	—	(1,369)	—	—	—	—	(1,369)
Cash dividends — Class A and Class B, $0.55 per share	—	—	—	—	(48,440)	—	—	(48,440)
Dividends on redeemable preferred stock	—	—	—	—	(442)	—	—	(442)
Dividends on convertible preferred stock	—	—	—	—	(4,275)	—	—	(4,275)
Minimum pension liability adjustment	—	—	—	(14,878)	—	—	—	(14,878)
In kind dividends (note 11)	—	—	7,800	—	(7,800)	—	—	—
Translation adjustments	—	—	713	(38,443)	—	—	—	(37,730)
Change in unrealized gain (loss) on securities, net	—	—	—	43,134	—	—	—	43,134
Net loss	—	—	—	—	(335,111)	—	—	(335,111)
Escrow shares on total return equity swap	—	49	57,203	—	—	—	(57,231)	21
Treasury shares cancelled	—	(105)	(118,258)	—	—	118,363	—	—

Balance at December 31, 2001 (restated — note 21)	—	1,118	554,891	(173,231)	175,400	(132,896)	(58,655)	366,627

Stock option exercise	—	1	814	—	—	—	—	815
Class A common stock issued	—	3	3,429	—	—	—	—	3,432
Cash dividends — Class A and Class B, $0.32 per share	—	—	—	—	(28,566)	—	—	(28,566)
Dividends on redeemable preferred stock	—	—	—	—	(196)	—	—	(196)
Minimum pension liability adjustment	—	—	—	(27,737)	—	—	—	(27,737)
In kind dividends (note 11)	—	—	6,111	—	(6,111)	—	—	—
Translation adjustments	—	—	(71)	110,863	—	—	—	110,792
Change in unrealized gain (loss) on securities, net	—	—	—	5,752	—		—	5,752
Net loss	—	—	—	—	(238,823)	—	—	(238,823)
Escrow shares on total return equity swap	—	31	30,032	—	—	—	(26,050)	4,013
Payout of total return equity swap (note 13)	—	(69)	(72,152)	—	—	—	78,079	5,858
Escrow shares cancelled	—	(76)	(82,016)	—	—	(6,626)	6,626	(82,092)
Transfer to treasury	—	—	438	—	—	(438)	—	—

Balance at December 31, 2002	$—	$1,008	$441,476	$(84,353)	$(98,296)	$(139,960)	$—	$119,875

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(in thousands)
		(Restated —	(Restated —
		note 21)	note 21)
Cash flows from operating activities:
Net earnings (loss)	$(238,823)	$(335,111)	$157,387
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,152	73,728	122,634
Deferred income taxes	64,995	(46,940)	(4,353)
Amortization of deferred financing costs	5,585	10,367	10,469
Minority interest	2,167	(13,803)	50,760
Premium on debt extinguishments	27,126	—	—
Equity in loss of affiliates, net of dividends received	3,718	15,098	20,340
Loss (gain) on sales of investments	—	147,213	(49,577)
Gain on sales of property, plant and equipment and publishing interests	(5,334)	(71)	(556,325)
Amortization of deferred gain	(366)	(1,348)	(1,417)
Write-down of investments	40,536	48,037	20,621
Total return equity swap	9,106	42,845	12,276
Foreign currency translation loss	78,217	—	—
Cumulative effect of change in accounting principle	20,079	—	—
Non-cash interest income	(5,888)	(43,821)	—
Other	(8,815)	13,196	7,153
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	2,402	7,755	(51,383)
Inventories	11,107	(4,516)	(9,679)
Prepaid expenses and other current assets	(2,602)	(3,876)	892
Accounts payable	(703)	11,081	10,279
Accrued expenses	(21,498)	8,234	(53,370)
Income taxes payable	16,611	(49,299)	368,328
Deferred revenue and other	6,663	(12,960)	4,737

Cash provided by (used in) operating activities	58,435	(134,191)	59,772

Cash flows from investing activities:
Purchase of property, plant and equipment	(28,902)	(44,451)	(74,024)
Proceeds from sale of property, plant and equipment	10,092	84	8,514
Purchase of subsidiaries’ stock and other investments	(11,401)	(45,194)	(79,600)
Acquisitions, net of cash acquired	—	—	(117,134)
Proceeds on disposal of investments and other assets	915	840,315	1,341,773
Other	1,869	5,982	1,293

Cash provided by (used in) investing activities	(27,427)	756,736	1,080,822

(Continued)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

		(in thousands)
		(Restated —	(Restated —
		note 21)	note 21)
Cash flows from financing activities:
Repayment of debt	(370,781)	(93,469)	(1,266,189)
Proceeds from bank and other debt	315,000	91,574	450,539
Proceeds from issuance of notes	300,000	—	—
Payment of debt issue costs	(15,704)	(3,013)	(2,474)
Payment of total return equity swap	(100,000)	—	—
Change in borrowings with affiliates	26,298	(9,489)	(41,146)
Escrow deposits and restricted cash	(533,404)	(12,548)	—
Net proceeds from issuance of equity	4,247	6,863	5,497
Repurchase of common shares	—	(139,255)	—
Redemption of preference shares	—	(3,800)	—
Redemption of Special shares	—	—	(58,164)
Dividends paid	(28,762)	(53,157)	(61,234)
Dividends and distributions paid by subsidiaries to minority stockholders	(917)	(53,673)	(63,083)
Other	(850)	(1,297)	(3,977)

Cash used in financing activities	(404,873)	(271,264)	(1,040,231)

Effect of exchange rate changes on cash and cash equivalents	7,719	(9,438)	(2,595)

Net increase (decrease) in cash and cash equivalents	(366,146)	341,843	97,768
Cash and cash equivalents at beginning of year	479,514	137,671	39,903

Cash and cash equivalents at end of year	$113,368	$479,514	$137,671

See statement of significant accounting policies and accompanying notes to consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

(1)	Acquisitions and Dispositions

(a)	In January 2001, Hollinger L.P. completed the sale of UniMédia Company to Gesca Limited, a subsidiary of Power Corporation of Canada. The publications sold represented the French language newspapers of Hollinger L.P. including three paid circulation dailies and 15 weeklies published in Quebec and Ontario. A pre-tax gain of approximately $47,500,000 was recognized on this sale and was recorded in other income (expense), net.

(b)	In two separate transactions in July and November 2001, the Company and Hollinger L.P. completed the sale of most of its remaining Canadian newspapers to Osprey Media Group Inc. (“Osprey”) for total sale proceeds of approximately Cdn. $255,000,000 ($166,000,000) plus closing adjustments primarily for working capital. Included in these sales were community newspapers in Ontario such as The Kingston Whig-Standard, The Sault Star, the Peterborough Examiner, the Chatham Daily News and The Observer (Sarnia). Pre-tax gains of approximately $800,000 were recognized on these sales. The former Chief Executive Officer of Hollinger L.P. is a minority shareholder and Chief Executive Officer of Osprey. The Company’s independent directors have approved the terms of these transactions.

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

(c)	In August 2001, the Company entered into an agreement to sell to CanWest Global Communications Corp. (“CanWest”) its remaining 50% interest in the National Post. In accordance with the agreement, the Company’s representatives resigned from their executive positions at the National Post effective September 1, 2001. The results of operations of the National Post are included in the consolidated results to August 31, 2001. A pre-tax loss of approximately $78,200,000 was recognized on the sale and was recorded in other income (expense), net.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(d)	On November 16, 2000, the Company and its affiliates, Southam and Hollinger L.P. (“Hollinger Group”) completed the sale of most of its Canadian newspapers and related assets to CanWest. Included in the sale were the following assets of the Hollinger Group:

•	a 50% interest in National Post, with the Company continuing as managing partner;

•	the metropolitan and a large number of community newspapers in Canada (including the Ottawa Citizen, The Vancouver Sun, The Province (Vancouver), the Calgary Herald, the Edmonton Journal, The Gazette (Montreal), The Windsor Star, the Regina Leader Post, the Star Phoenix and the Times-Colonist (Victoria)); and

•	the operating Canadian Internet properties, including canada.com.

The sale resulted in the Hollinger Group receiving approximately Cdn. $1.7 billion ($1.1 billion) cash, approximately Cdn. $425,000,000 ($277,000,000) in voting and non-voting shares of CanWest at fair value (representing an approximate 15.6% equity interest and 5.7% voting interest) and subordinated non-convertible debentures of a holding company in the CanWest group at fair value of approximately Cdn. $697,000,000 ($456,000,000). The aggregate sale price of these properties at fair value was approximately Cdn. $2.8 billion ($1.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000 which in total was estimated as an additional $40,700,000 at December 31, 2000. The sale resulted in a pre-tax gain of approximately $378,500,000 in 2000, and was recorded in other income (expense), net.

In 2001, certain of the closing adjustments were finalized, resulting in an additional pre-tax gain in 2001 of approximately $18,300,000. At December 31, 2002, approximately $38,400,000 in respect of closing adjustments remained due to the Company and is included in accounts receivable in the consolidated balance sheets. Amounts due bear interest at a rate of approximately 9%. The amount outstanding is subject to negotiation between CanWest and the Company. Adjustments in the balance due, if any, resulting from further negotiations will be recorded as a component of net gains (losses) on sales of publishing interests included in Other income (expense), net.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

In connection with the sale to CanWest, Ravelston, a holding company controlled by Lord Black through which most of his interest in the Company is ultimately controlled, entered into a management services agreement with CanWest and National Post pursuant to which it agreed to continue to provide management services to the Canadian businesses sold to CanWest in consideration for an annual fee of Cdn. $6,000,000 ($4,000,000) payable by CanWest. CanWest will be obligated to pay Ravelston a termination fee of Cdn. $45,000,000, in the event that CanWest chooses to terminate the management services agreement or Cdn. $22,500,000, in the event that Ravelston chooses to terminate the agreement. Further, CanWest required as a condition to the transaction, that the Company, Ravelston, Hollinger Inc., Lord Black and three senior executives enter into non-competition agreements with CanWest pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to CanWest for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn. $80,000,000 ($53,000,000) paid by CanWest in addition to the purchase price referred to above. Of that consideration, Cdn. $38,000,000 ($25,200,000) was paid to Ravelston and Cdn. $42,000,000 ($27,800,000) was paid to Lord Black and the three senior executives. The Company’s independent directors approved the terms of these payments.

(e)	On November 1, 2000, Southam converted its convertible promissory note in Hollinger L.P. in the principal amount of Cdn. $225,800,000 ($147,900,000) into 22,575,324 limited partnership units of Hollinger L.P., thereby increasing its interest in Hollinger L.P. to 87.0%.

(f)	During 2000, the Company sold most of its remaining U.S. community newspaper properties, including eleven paid dailies, three paid non-dailies and thirty-one free distribution publications for total proceeds of approximately $215,000,000. Pre-tax gains totaling $91,200,000 were recognized on these sales in 2000.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(g)	Included in the disposition described in note 1(f), during 2000 the Company sold four U.S. community newspapers for an aggregate consideration of $38,000,000 to Bradford Publishing Company, a company formed by a former U.S. Community Group executive and in which some of the Company’s officers are significant shareholders. The terms of this transaction were approved by the independent directors of the Company.

(h)	In December 2000, the Company acquired four paid daily newspapers, one paid non-daily and twelve free distribution publications in the Chicago suburbs for total purchase consideration of $111,000,000. The excess purchase price of $84,700,000 over the estimated fair value of tangible assets acquired was ascribed to intangible assets.

(i)	On February 17, 2000, Interactive Investor International, in which the Company owned 51.7 million shares or a 47% equity interest, had its initial public offering (“IPO”) issuing 52 million shares and raising £78,000,000 ($125,800,000). The IPO reduced the Company’s equity ownership to 33% and resulted in a dilution gain of $17,008,000 for accounting purposes. Subsequently, the Company sold five million shares of its holding, reducing its equity interest to 28.5% and resulting in a pre-tax gain in 2000 of $1,600,000. The balance of the investment was sold in 2001 resulting in an additional pre-tax gain in 2001 of $14,200,000.

(j)	During 2001, the Company transferred two publications to Horizon Publications Inc. in exchange for net working capital. Horizon Publications Inc. is managed by former Community Group executives and controlled by certain officers of the Company. The terms of these transactions were approved by the independent directors of the Company.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(2)	Investments

	2002	2001

	(in thousands)
Available-for-sale securities, at fair value:
Equity securities	$4,270	$2,217
CanWest debentures	52,712	39,139

	56,982	41,356

Other non-marketable investments, at cost:
Internet and technology related companies	22,439	49,055
Other	14,341	23,673

	36,780	72,728

Equity accounted companies, at equity:
Printing joint ventures	22,187	21,001
Internet related companies	4,941	5,406
Other	3,186	3,520

	30,314	29,927

	$124,076	$144,011

	2002	2001

	(in thousands)
Gross unrealized holding gains (losses) on available-for-sale securities:
CanWest debentures	$(1,484)	$(6,236)
Equity securities	595	(3,060)

	$(889)	$(9,296)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The CanWest debentures were issued by a wholly-owned subsidiary of CanWest and are guaranteed by CanWest. Interest on the CanWest debentures is calculated, compounded and payable semi-annually in arrears at a rate of 12.125% per annum. At any time prior to November 5, 2005, CanWest may elect to pay interest on the debentures by way of non-voting shares of CanWest, debentures in substantially the same form as CanWest debentures, or cash. Subsequent to November 5, 2005, interest is to be paid in cash. The debentures are due November 15, 2010, but are redeemable at any time prior to May 15, 2003 for cash at CanWest’s option at 100% of the principal amount.

As part of its November 16, 2000 purchase and sale agreement with CanWest, the Company was prohibited from selling the CanWest debentures received in partial consideration prior to May 15, 2003. In order to monetize this investment, the Company entered into a participation agreement in August 2001 pursuant to which it sold participation interests in Cdn. $540.0 million ($350.0 million) principal amount of CanWest debentures to a special purpose trust (“Participation Trust”) administered by an arm’s length trustee. That sale of participation interests was supplemented by a further sale of Cdn. $216.8 million ($140.5 million) in December 2001 for a total of Cdn. $756.8 million ($490.5 million). Both sales were conducted at a fixed rate of exchange of $0.6482 for each Cdn. $1. The Company remains the record owner of the participated CanWest debentures and is required to make payments to the Participation Trust with respect to those debentures if and to the extent it receives payment in cash or kind on the debentures from CanWest. These payments are not reflected in the Company’s accounts.

Coincident with the Participation Trust’s purchase of the participation interests, the Participation Trust sold senior notes to arm’s length third parties to finance the purchase of the participation interests. These transactions resulted in net proceeds to the Company of $401.2 million and for accounting purposes have been accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The net loss on the transactions, including realized holding losses on the debentures, amounted to $62.1 million. That loss has been included in Other income (expense), net. The Company believes that the participation arrangement does not constitute a prohibited sale of debentures as legal title was not transferred. CanWest has advised the Company that it accepts that position.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The Company has not retained an interest in the Participation Trust nor does it have any beneficial interest in the assets of the Participation Trust. The Participation Trust and its investors have no recourse to the Company’s other assets in the event that CanWest defaults on its debentures. Under the terms of the Participation Trust, the interest payments received by the Company in respect of the underlying CanWest debentures will be paid to the Participation Trust. However, after May 15, 2003, the Company may be required to deliver to the Participation Trust CanWest debentures with a face value equivalent to $490,500,000 based on then current rates of exchange. The CanWest debentures are denominated in Canadian dollars and consequently, there is a currency exposure on the debentures subject to the delivery provision. A substantial portion of that exposure was previously hedged, however, the hedge instrument (a forward foreign exchange contract) was terminated in contemplation of and in conjunction with the placement of senior notes and amendment of the senior secured bank facilities (see note 6). A net cash receipt of $6.3 million was realized on the termination of the hedge and has been included in other income (expense), net.

At the time the Participation Trust was established, and based on the fixed exchange rate of $0.6482 referred to above, the Company retained an interest in CanWest debentures that was not subject to the interests of the Participation Trust. Based on exchange rates at December 31, 2002 and 2001, the Company held debentures with a face value of $58.9 million and $48.5 million, respectively in excess of those required to satisfy its obligations to the Participation Trust.

Pursuant to the terms of the participation agreement, the Company is unable to transfer to an unaffiliated third party, until at least November 4, 2005, the equivalent of $50 million at December 31, 2002 (Cdn. $79.0 million at December 31, 2002) principal amount of CanWest debentures.

During 2002, the Company received additional CanWest debentures in the amount of Cdn $15,800,000 ($10,000,000) (2001 — Cdn $67,100,000 ($43,800,000)) in payment of the interest due on existing debentures held by the Company, a portion of which related to 2001. These debentures have been recorded at their fair value.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(3)	Property, Plant and Equipment

	2002	2001

	(in thousands)
Land	$27,574	$29,165
Building and leasehold interests	148,151	143,076
Machinery and equipment	324,401	319,676
Construction in progress	8,401	8,204

	508,527	500,121
Less accumulated depreciation and amortization	208,841	190,849

	$299,686	$309,272

Depreciation and amortization of property, plant and equipment totalled $37,001,000, $37,968,000 and $64,546,000 in 2002, 2001 and 2000, respectively. The Company capitalized interest in 2001 and 2000 amounting to $81,000 and $3,103,000, respectively, related to the construction and equipping of production facilities for its newspapers in Chicago.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(4)	Goodwill and Intangible Assets

As described in note 10 to the statement of significant accounting policies, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2002 are as follows:

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper	Consolidated
(in thousands)	Group	Group	Group	Group	total

Balance as of January 1, 2002	$139,431	$20,079	$327,950	$44,700	$532,160
Transitional impairment loss	—	(20,079)	—	—	(20,079)

Revised balance as of January 1, 2002	139,431	—	327,950	44,700	512,081
Adjustment of excess acquisition reserves	(11,377)	—	—	—	(11,377)
Foreign exchange	—	—	32,444	529	32,973

Balance as of December 31, 2002	$128,054	$—	$360,394	$45,229	$533,677

Upon adoption of SFAS No. 142, intangible assets totalling $351,202,000, primarily amounts previously ascribed to circulation and mastheads, were reclassified to goodwill. Intangible assets totalling $126,029,000 (comprising non-compete agreements of $8,742,000 and subscriber and advertiser relationships of $117,287,000) were recognized as identifiable intangible assets apart from goodwill.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The Company’s amortizable intangible assets consist of: (i) non-competition agreements with former owners of acquired newspapers which are amortized using the straight-line method over the term of the respective non-competition agreements which range from three to five years; and (ii) subscriber and advertiser relationships, which are amortized using the straight-line method over 30 years. The components of amortizable intangible assets at December 31, 2002 are as follows:

	Gross
	carrying	Accumulated	Net book
(in thousands)	amount	amortization	value

Amortizable intangible assets:
Non-competition agreements	$14,000	$9,525	$4,475
Subscriber and advertiser relationships	139,547	26,843	112,704

	$153,547	$36,368	$117,179

Amortization of amortizable intangible assets for the years ended December 31, 2002, 2001 and 2000 was $8,850,000, $8,861,000 and $3,677,000, respectively. Future amortization of amortizable intangible assets is as follows: 2003 — $8,850,000, 2004 — $4,767,000, 2005 — $4,608,000, 2006 — $4,583,000 and 2007 — $4,583,000.

(5)	Accrued Expenses

Accrued expenses consist of the following:

	2002	2001

	(in thousands)
Labor and benefits	$25,843	$21,987
Accrued interest	17,786	24,739
Dividends	4,514	13,978
Other	58,735	73,987

	$106,878	$134,691

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(6)	Long-Term Debt

	2002	2001

	(in thousands)
Hollinger International Publishing Inc. (“Publishing”):
8.625% Senior Notes due 2005	$5,082	$260,000
9% Senior Notes due 2010	300,000	—
Senior Subordinated Notes due 2006	239,906	250,000
Senior Subordinated Notes due 2007	265,000	290,000
United States Newspaper Group:
Amounts due under non-interest bearing non-competition agreements due 2003-2007	1,796	3,124
Other due 2003-2009 (at varying interest rates up to 9%)	1,434	2,024
U.K. Newspaper Group
Obligations under capital leases (note 7)	3,475	4,667
Senior Credit Facility	265,000	—
Other debt	2,685	2,845

	1,084,378	812,660
Less:
Current portion included in current liabilities	4,814	3,008
Senior Subordinated Notes (note 6(a))	504,906	—

	$574,658	$809,652

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The following table summarizes the terms of the Publishing notes and bank indebtedness:

					Early	Early
	Interest				Redemption	Redemption
Principal	Rate	Issue Date	Status	Maturity	Date	Price

$5,082,000	8.625%	March 18, 1997	Senior	March 15, 2005	None	—
$239,900,000	9.25%	February 1, 1996	Senior Subordinated	February 1, 2006	On or after February 1, 2001	2002 — 103.085% 2003 — 101.545% Thereafter — 100%
$265,000,000	9.25%	March 18, 1997	Senior Subordinated	March 15, 2007	On or after March 15, 2002	2002 — 104.625% 2003 — 103.083% 2004 — 101.541% Thereafter — 100%
$300,000,000	9%	December 23, 2002	Senior	December 15, 2010	December 15, 2006 or after	2006 — 104.500% 2007 — 102.250% 2008 — 100.000%
$45,000,000	(c)	December 23, 2002	Senior Secured	September 30, 2008	—	—
$220,000,000	(c)	December 23, 2002	Senior Secured	September 30, 2009	—	—

(a)	On December 23, 2002, Publishing issued $300,000,000 of 9% Senior Notes guaranteed by the Company. Net proceeds of $291,700,000 plus cash on hand and borrowings under the senior credit facility were used in January 2003 to retire, in their entirety, Publishing’s outstanding senior subordinated notes due 2006 and 2007, to retire the Company’s equity forward purchase agreements (Total Return Equity Swaps) in December 2002 and to repay amounts borrowed under the term facility maturing December 31, 2003 (note 6(e)) with the balance available for general corporate purposes. Interest on the 9% Senior Notes is payable semi-annually.

On December 23, 2002, Publishing gave notice of redemption to the holders of existing Senior Subordinated Notes. Such notes were retired in January 2003 and accordingly remain outstanding as a current liability at December 31, 2002. The related financing proceeds are held in escrow in short term investments at that date. Including early redemption premiums and accrued interest, $543,750,000 was paid upon retirement of the notes.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The Indentures relating to the 9% Senior Notes contain financial covenants and negative covenants that limit Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with related companies, and sell assets including stock of a restricted subsidiary. The Indentures provide that upon a Change of Control (as defined in the Indentures), each noteholder has the right to require Publishing to purchase all or any portion of such noteholder’s notes at a cash purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. The senior secured credit facility (note 6(c)) restricts Publishing’s ability to repurchase these notes even when Publishing may be required to do so under the terms of the indenture relating to the 9% Senior Notes in connection with a change of control.

(b)	On February 14, 2002, Publishing commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated February 14, 2002. Under the terms of the offer, the Company offered to purchase the outstanding notes at a price to be determined three business days prior to the expiration date of the tender offer by reference to a fixed spread of 87.5 basis points over the yield to maturity of the 7.50% U.S. Treasury Notes due February 15, 2005, plus accrued and unpaid interest up to but not including the day of payment for the notes. The purchase price totalled $1,101.34 for each $1,000 principal amount of notes. Included in the purchase price was a consent payment equal to $40 per $1,000 principal amount of the notes, payable to those holders who validly consented to the proposed amendments to the indenture governing the notes. In connection with the tender offer, the Company solicited consents from the holders of the notes to amend the indenture governing the notes by eliminating most of the restrictive provisions. On March 15, 2002, $248.9 million in the aggregate principal amount had been validly tendered pursuant to the offer and on March 18, 2002, these noteholders were paid out in full. In addition, during the year, Publishing purchased for retirement an additional $6.0 million in aggregate principal amount of the 8.625% Senior Notes due 2005, $10.1 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2006 and $25.0 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2007.

The total principal amount of the above Publishing Senior and Senior Subordinated Notes retired during the year was $290.0 million. The premiums paid to retire the debt totalled $27.1 million which, together with a write-off of $8.3 million of related deferred financing costs, have been presented as an extraordinary item, net of income tax in the consolidated statements of operations.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(c)	On December 23, 2002, certain of the Company’s subsidiaries entered into a senior credit facility with an aggregate commitment of $310,000,000, arranged by Wachovia Bank, N.A. (the “Senior Credit Facility”).

The Senior Credit Facility consists of (i) a $45,000,000 revolving credit facility which matures on September 30, 2008 (the “Revolving Credit Facility”), (ii) a $45,000,000 Term Loan A which matures on September 30, 2008 (“Term Loan A”) and (iii) a $220,000,000 Term Loan B which matures on September 30, 2009 (“Term Loan B”). Publishing (a wholly-owned subsidiary) and Telegraph Group Limited (“Telegraph Group”, a wholly-owned indirect subsidiary) are the borrowers under the Revolving Credit Facility and First DT Holdings Ltd. (“FDTH”, a wholly-owned indirect subsidiary) is the borrower under Term Loan A and Term Loan B. The Revolving Credit Facility and Term Loans bear interest at either the Base Rate (U.S.) or LIBOR, plus an applicable margin. Cross currency floating to fixed rates swaps have been purchased in respect of all amounts advanced under the Senior Credit Facility.

Publishing’s borrowings under the Senior Credit Facility are guaranteed by Publishing’s material U.S. subsidiaries, while FDTH’s and Telegraph Group’s borrowings under the Senior Credit Facility are guaranteed by Publishing and its material U.S. and U.K. subsidiaries. The Company is also a guarantor of the Senior Credit Facility. Publishing’s borrowings under the Senior Credit Facility are secured by substantially all of the assets of Publishing and its material U.S. subsidiaries, a pledge of all of the capital stock of Publishing and its material U.S. subsidiaries and a pledge of 65% of the capital stock of certain foreign subsidiaries. FDTH’s and Telegraph Group’s borrowings under the Senior Credit Facility are secured by substantially all of the assets of Publishing and its material U.S. and U.K. subsidiaries and a pledge of all of the capital stock of Publishing and its material U.S. and U.K. subsidiaries. The Company’s assets in Canada have not been pledged as security under the Senior Credit Facility.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The Senior Credit Facility agreement requires Publishing to comply with certain covenants which include, without limitation and subject to certain exceptions, restrictions on additional indebtedness; liens, certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness), and on incurring or guaranteeing debt of an affiliate, making certain investments and paying management fees; mergers, consolidations, sales and acquisitions; transactions with affiliates; conduct of business except as permitted; sale and leaseback transactions; changing fiscal year; changes to holding company status; creating or allowing restrictions on taking action under the Senior Credit Facility loan documentation; and entering into operating leases, subject to certain basket calculations and exceptions. The Senior Credit Facility loan documentation also contains customary events of default.

As of December 31, 2002, the Company’s aggregate annual rental payments under operating leases exceeded the amounts permitted under the covenants to the Senior Credit Facility. The Company has been advised by the Administrative Agent of the Senior Credit Facility that the lenders have agreed to amend the Senior Credit Facility effective March 28, 2003, to increase the amount permitted under the operating lease covenant and have agreed to a waiver of any default or event of default in connection therewith. Based on the amended covenant, the Company would have been in compliance as of December 31, 2002.

(d)	Amounts borrowed under a former short-term credit facility of $120,000,000 entered into by the Company in 2001 were repaid during that year.

(e)	In October 2002, the Company borrowed on an unsecured basis $50,000,000 at 10.5% under a term facility maturing December 31, 2003. Proceeds from the Senior Credit Facility and the 9% Senior Notes were used, in part, to repay these borrowings in December 2002.

(f)	Principal amounts payable on long-term debt, excluding obligations under capital leases, are: 2003 — $507,999,000 (including extinguishment of senior subordinated notes), 2004 — $8,397,000, 2005 — $15,048,000, 2006 — $12,097,000 and 2007 — $13,989,000.

(g)	Interest paid for 2002, 2001 and 2000 was $65,346,000, $84,223,000, and $145,902,000, respectively.

(h)	Extraordinary losses arising on debt extinguishments are net of a related tax recovery of $14,184,000 in 2002 and $4,222,000 in 2000.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(7)	Leases

The Company leases various facilities and equipment under non-cancellable operating lease arrangements. Rental expense under all operating leases was approximately $15,775,000, $12,067,000 and $16,465,000 in 2002, 2001 and 2000, respectively.

Minimum lease commitments together with the present value of capital lease obligations at December 31, 2002 are as follows:

	Capital	Operating
	leases	leases

	(in thousands)
2003	$1,766	$16,982
2004	1,765	15,048
2005	—	13,584
2006	—	11,456
2007	—	10,664
Later years	—	94,522

	3,531	$162,256

Less imputed interest and executory costs	56

Present value of net minimum payments	3,475
Less current portion included in current liabilities	1,721

Long-term obligations	$1,754

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(8)	Minority Interest

	2002	2001

	(in thousands)
Common shares of subsidiary	$1,961	$1,866
Partnership units	14,826	13,218
Other	310	1,000

	$17,097	$16,084

In July 1997, Hollinger Canadian Publishing Holdings Co. (“HCPH”), a wholly-owned subsidiary, issued 6,552,425 Cdn. $10 Non-Voting Special shares for a total issue price of Cdn. $65,524,000 ($47,564,000). These shares were exchangeable, at the option of the holder, at any time before June 26, 2000 into newly issued Class A Common Stock of the Company and were previously disclosed as minority interest. On June 12, 2000, the Company exercised its option to pay cash on the mandatory exchange of HCPH Special shares. Pursuant to the terms of the indenture governing the Special shares, each Special share was exchanged for $8.88 cash resulting in a payment to Special shareholders of $58,200,000. This payment was $10,920,000 in excess of the recorded book amount and this excess amount is presented as minority interest in the consolidated statement of operations in 2000.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(9)	Redeemable Preferred Stock

Shares of Series E Preferred Stock, all of which are owned by a wholly-owned subsidiary of Hollinger Inc., are redeemable at the option of the holder or the Company at a price of Cdn. $146.63 ($92.80 based on December 31, 2002 exchange rates) plus accrued dividends. The holder of these shares may, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series E Preferred Stock is non-voting and is entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share is equal to the product of (a) the redemption price of Cdn. $146.63 divided by the Canadian dollar equivalent of the conversion price and (b) the per share amount of the regularly scheduled dividend on Class A Common Stock. On September 27, 2001, the Company redeemed 40,920 shares of Series E Preferred Stock at the redemption price of Cdn. $146.63 per share for a total cash payment of $3,800,000. At December 31, 2002, 93,206 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day were exchangeable into 617,827 shares of Class A Common Stock of the Company. In 2002, the dividend on the Series E Preferred Stock amounted to $2.10 per share. At December 31, 2001, 93,206 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day were exchangeable into 612,977 shares of Class A Common Stock of the Company (see note 25).

(10)	Stockholders’ Equity

The Company is authorized to issue 20,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including voting, redemption and conversion rights. In addition to the Series E Preferred Stock referred to in note 9 above, the Company had issued Series B and Series C Preferred Stock. The terms and conditions of these shares are described below:

Series B

These shares underlie an issue of Preferred Redeemable Increased Dividend Equity Securities (“PRIDES”). The PRIDES were depository shares and each one, in effect, represented one-half of a share of Series B Preferred Stock. Each of the PRIDES had a stated value of $9.75 and was entitled to cumulative dividends at a rate of 9.75% per annum payable quarterly. In January 2000, 706,469 PRIDES were converted to 596,189 shares of Class A Common Stock. At December 31, 2000, all issued Series B Preferred Stock had been converted to Class A Common Stock.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Series C

Pursuant to a January 1997 transaction wherein the Company acquired Canadian publishing assets from Hollinger Inc., the Company issued 829,409 shares of Series C Preferred Stock. These shares were similar to the PRIDES described above. The stated value of each share was $108.51 and cumulative dividends were payable quarterly at 9.5% per annum of this amount. On June 1, 2001, the Company converted all the Series C Preferred Stock at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 5, 2001, the Company purchased for cancellation, from Hollinger Inc., the 7,052,464 shares of Class A Common Stock for a total cost of $92,200,000.

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

Restrictions on net assets

The Company is a holding company and its assets consist primarily of investments in its wholly-owned direct and indirect subsidiaries. As a result, the Company’s ability to meet its future financial obligations and its ability to pay dividends is dependent on the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances and other payments. As further described in note 6, the Company’s direct and indirect subsidiaries are subject to statutory and contractual restrictions that limit their ability to, among other things, incur additional indebtedness, make advances, pay dividends or make other distributions on or redeem or repurchase their capital stock, make investments, enter into transactions with affiliates, issue stock of certain subsidiaries, engage in unrelated lines of business, create liens to secure debt and transfer or sell assets or merge with other companies. As a result, substantially all of the net assets of the Company’s subsidiaries were restricted at December 31, 2002.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(11)	Stock Option Plan

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

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its plans. On March 31, 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”), which provided guidance on several implementation issues related to APB Opinion No. 25. The most relevant to the Company was the clarification of the accounting for stock options that have been repriced and the measurement of options granted to employees of Ravelston, the parent company of Hollinger Inc. The Company adopted FIN 44 effective July 1, 2000.

In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44 these repriced options effectively change to a variable stock option award and are subject to compensation expense. Accordingly, the stock based compensation determined for this repriced series for 2002 amounted to income of nil, for 2001, income of $1,369,000, and for 2000, expense of $1,518,000.

HOLLINGER INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Under FIN 44, stock options granted to employees of the parent company must be measured at fair value and recorded as a dividend “in kind”. On February 5, 2002, the Company granted 1,309,000 stock options to employees of Ravelston with an exercise price of $11.13 per share. The aggregate fair value of these options was $6,111,000 and this has been recorded as an in-kind dividend during the year. On April 2, 2001, the Company granted 1,402,500 stock options to employees of Ravelston with an exercise price of $14.37 per share. The aggregate fair value of these options was $7,800,000 and was recorded as an in-kind dividend in 2001. There were no such options granted in 2000 subsequent to July 1, being the effective date of FIN 44.

For all other series of stock options, no compensation cost has been recognized.

Stock option activity with respect to the Company’s stock options was as follows:

	Number	Weighted Average
	of Shares	Exercise Price

Options outstanding at December 31, 1999	5,149,500	$11.88
Options granted	2,559,250	10.57
Options exercised	(471,063)	11.67
Options cancelled	(536,374)	12.11

Options outstanding at December 31, 2000	6,701,313	11.38
Options granted	2,418,000	14.40
Options exercised	(624,162)	11.01
Options cancelled	(82,750)	12.33

Options outstanding at December 31, 2001	8,412,401	12.26
Options granted	2,227,000	11.14
Options exercised	(75,375)	10.81
Options cancelled	(168,688)	12.64

Options outstanding at December 31, 2002	10,395,338	$12.03

Options exercisable at December 31, 2000	1,989,548	$11.51
Options exercisable at December 31, 2001	3,032,682	$11.48
Options exercisable at December 31, 2002	4,739,994	$11.85

HOLLINGER INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(12)	Earnings (Loss) per Share

The following tables reconcile the numerator and denominator for the calculation of basic and diluted net earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2002

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands except per share amounts)
Net loss	$(238,823)
Deduct dividends:
Convertible preferred stock	—
Series E Preferred Stock	(196)

Basic EPS
Net loss available to common stockholders	(239,019)	96,066	$(2.49)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Net loss available to common stockholders	$(239,019)	96,066	$(2.49)

The effect of options and Series E Preferred Stock are excluded as they are anti-dilutive because of the net loss. Potentially dilutive securities comprise shares issuable at December 31, 2002 in respect of options and Series E preferred stock of 10,395,338 and 617,827, respectively.

Subsequent to year end, the Company repurchased for cancellation 2,000,000 shares of Class A Common Stock and redeemed all of the 93,206 outstanding shares of Series E Preferred Stock (note 25).

HOLLINGER INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

	Year Ended December 31, 2001

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands except per share amounts)
Net loss	$(335,111)
Deduct dividends:
Convertible preferred stock	(4,275)
Series E Preferred Stock	(442)

Basic EPS
Net loss available to common stockholders	(339,828)	100,128	$(3.39)
Effect of dilutive securities:
None	—	—
Diluted EPS
Net loss available to common stockholders	$(339,828)	100,128	$(3.39)

The effect of options, convertible preferred stock and Series E Preferred Stock are excluded as they are anti-dilutive as a result of the net loss. Potentially dilutive securities comprise shares issuable at December 31, 2001 in respect of options and Series E Preferred Stock of 8,412,401 and 612,977, respectively.

HOLLINGER INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

	Year Ended December 31, 2000

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands except per share amounts)
Net earnings	$157,387
Deduct dividends:
Convertible preferred stock	(8,431)
Series E Preferred Stock	(519)

Basic EPS
Net earnings available to common stockholders	148,437	98,672	$1.50
Effect of dilutive securities:
Convertible preferred stock	8,431	8,182
Series E preferred stock	519	936
HCPH Special shares	—	2,469
Stock options	—	1,251

Diluted EPS
Net earnings available to common stockholders and assumed conversions	$157,387	111,510	$1.41

The loss per share relating to extraordinary items and the cumulative effect of change in accounting principle was as follows:

	2002	2001	2000

Extraordinary items:
Basic	$(0.22)	$—	$(0.07)
Diluted	$(0.22)	$—	$(0.06)
Cumulative effect of change in accounting principle:
Basic	$(0.21)	$—	$—
Diluted	$(0.21)	$—	$—

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(13)	Total Return Equity Swap (“TRES”)

At December 31, 2000, the Company had arrangements with four banks pursuant to which the banks had purchased 14,109,905 shares of the Company’s Class A Common Stock at an average price of $14.17. The Company had the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. These arrangements were extended from time to time for periods ultimately ending between February 28, 2003 and June 30, 2003. In the event the banks resold the shares any gain or loss realized by the banks would be for the Company’s account. Under the arrangements, until the Company purchased the shares or the banks resold the shares, dividends paid on shares belonged to the Company and the Company paid interest to the banks, based on their purchase price at the rate of LIBOR plus a spread.

On November 16, 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-19 which clarified the accounting for derivative financial instruments indexed to, and potentially settled in a company’s own stock, that require a cash payment by the issuer upon the occurrence of future events outside the control of the issuer. The EITF applies to new contracts entered into after September 30, 2000. Consequently the extension of the contracts on October 1, 2000 was accounted for under EITF Issue No. 00-19 and effective October 1, 2000, the contracts were accounted for using the asset and liability method. As a result, the derivative forward contracts were marked to market after October 1, 2000. The $35,314,000 gain inherent in the old contracts at October 1, 2000, based on the September 30, 2000 market value of Class A Common Stock of $16.75, net of previously deferred costs associated with the old contracts, was recorded as an adjustment to additional paid in capital. The loss resulting from marking the contracts to market during the period October 1 to December 31, 2000, together with the interest paid to the banks, totaled $16,334,000, and was reported in earnings as other income (expense), net.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

At December 31, 2001, the Company had two forward equity swap arrangements remaining with banks for a total of $100,000,000. Of that total, $10,000,000 was prepaid during the course of 2002 from available cash on hand. In October 2002, a further $50,000,000 was prepaid using the proceeds from borrowings in that month referred to in note 6(e). In December 2002, the TRES were terminated and the balance owing by the Company was paid from a portion of the Senior Credit Facility and 9% Senior Note proceeds received in December 2002 (note 6).

Under the TRES arrangements at December 31, 2001, if the Company’s stock price were to fall below the average purchase price of the acquired shares, the Company was required to deposit cash or shares into an escrow account as additional security. During 2001 and 2000, the Company issued 4,882,590 and 5,160,577 shares of Class A Common Stock as additional security, of which 5,011,628 shares with a carrying value of $58,655,000 were required to remain deposited in the escrow account at December 31, 2001. The balance of shares issued as additional security were returned to the Company and included in treasury until cancelled. The shares held in escrow are shown as a deduction from stockholder’s equity. In addition to these escrow shares, the Company also held restricted cash balances of $7,500,000 as further collateral for the Total Return Equity Swaps. In addition, at December 31, 2001, the Company had a further $5,000,000 of restricted cash which was required to be held as security against an unutilized line of credit.

In 2002, upon termination of the TRES, all escrow shares were returned and cancelled.

The excess of the $100,000,000 cash paid on settlement over the approximately $27,800,000 accrued losses on such contracts at the termination date, has been recorded as a reduction of additional paid-in capital.

The losses resulting from marking these arrangements to market during the years ended December 31, 2002 and 2001 together with the interest and fees paid to the banks, totalled $15,237,000 and $73,863,000 respectively, and was reported in earnings as other income (expense), net. Dividends in respect of the shares purchased by the banks after September 30, 2000 have not been included in cash dividends as a deduction from retained earnings.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The liability recorded in respect of mark to market adjustments on the TRES as of December 31 was classified in the balance sheet as follows:

	2002	2001

	(in thousands)
Current portion:
Accrued expenses	$—	$7,853
Long-term portion:
Other liabilities	—	10,819

	$—	$18,672

The Total Return Equity Swaps were originally entered into as a structure for the repurchase of the Company’s shares over an extended time frame based on a price fixed at the outset of the arrangement. The Company does not presently intend to enter into further similar arrangements.

(14)	Infrequent Items

	2002	2001	2000

	(in thousands)
Pension and post-retirement plan liability adjustment	$—	$12,429	$—
New Chicago plant pre-operating costs	450	4,679	6,774
Other	582	4,626	1,176

	$1,032	$21,734	$7,950

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(15)	Other Income (Expense)

(a)	Other income (expense), net

	2002	2001	2000

		(in thousands)
Net gains (losses) on sales of publishing interests (note 1)	$—	$(1,236)	$557,022
Net gains (losses) on sales of investments	—	(147,213)	32,569
Net gains (losses) on sale of property, plant and equipment	5,334	1,307	(697)
Write-down of investments	(40,536)	(48,037)	(20,621)
Equity in loss of affiliates	(3,718)	(15,098)	(20,340)
Total Return Equity Swap (note 13)	(15,237)	(73,863)	(16,334)
Other	979	(11,738)	(6,730)

	$(53,178)	$(295,878)	$524,869

(b)	Foreign currency losses, net

During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (note 6). As a result of the substantial reduction of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78,217,000 have been included in net loss for the year. These foreign exchange losses have accumulated since the Company’s original investment in the Canadian Newspaper Group and, until realized through the substantial reduction of the Company’s net investment, had been included in the accumulated other comprehensive loss component of stockholders’ equity.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(16)	Segment Information

The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group is located in the United States. The Community Group includes the results of the Jerusalem Post and the last remaining United States community newspaper property until August 2001 when it was sold. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), Hollinger L.P. and, until August 31, 2001, National Post. On September 1, 2001, the Company sold its 50% interest in National Post. During 2001, HCPH Co. (formerly HCPH) became the successor to the operations of XSTM Holdings (2000) Inc. (formerly Southam Inc. (“Southam”)).

Substantially all of the assets of the Investment and Corporate Group are held within the United States. Corporate overhead costs are included in the Investment and Corporate Group.

Segmented results and other financial data are as follows:

	Year Ended December 31, 2002

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

			(in thousands)
Revenues	$441,777	13,231	481,527	69,627	—	$1,006,162

Depreciation and amortization	$35,999	2,370	12,763	1,300	1,720	$54,152

Infrequent items	$450	—	582	—	—	$1,032

Operating income (loss)	$35,692	(5,218)	48,078	(2,134)	(19,216)	$57,202

Equity in earnings (loss) of affiliates	$(1,266)	—	(2,811)	359	—	$(3,718)

Total assets	$557,924	28,898	568,255	213,992	819,063	$2,188,132

Capital expenditures	$15,500	5,022	6,051	2,275	54	$28,902

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

	Year Ended December 31, 2001

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

			(in thousands)
Revenues	$442,884	19,115	486,374	197,948	—	$1,146,321

Depreciation and amortization	$37,888	2,141	19,834	11,828	2,037	$73,728

Infrequent items	$4,797	870	3,063	13,004	—	$21,734

Operating income (loss)	$4,962	(4,487)	27,850	(45,954)	(18,354)	$(35,983)

Equity in earnings (loss) of affiliates	$(3,381)	—	(11,415)	(302)	—	$(15,098)

Total assets	$595,937	69,635	533,210	448,696	410,498	$2,057,976

Capital expenditures	$12,080	299	17,065	2,844	12,163	$44,451

	Year Ended December 31, 2000

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

			(in thousands)
Revenues	$401,417	67,336	562,068	1,065,198	—	$2,096,019

Depreciation and amortization	$23,739	6,191	17,117	73,776	1,811	$122,634

Infrequent items	$6,803	—	—	1,147	—	$7,950

Operating income (loss)	$29,215	3,456	89,542	115,619	(16,084)	$221,748

Equity in earnings (loss) of affiliates	$(703)	—	(20,197)	560	—	$(20,340)

Capital expenditures	$25,709	3,333	14,543	28,816	1,623	$74,024

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(17)	Financial Instruments

(a)	Fair Values

The Company has entered into various types of financial instruments in the normal course of business. In addition, on September 30, 1998, the Company entered into forward purchase contracts to purchase shares of its Class A Common Stock (note 13).

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

At December 31, 2002 and 2001, the comparison of the carrying value and the estimated fair value of the Company’s financial instruments was as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	value	value	value	value

		(in thousands)
Long-term debt	$1,080,903	$1,034,963	$807,993	$796,639
Interest rate swaps — liability	—	—	(984)	(984)
Forward share purchase contracts — liability (note 13)	—	—	(18,672)	(18,672)
Foreign currency obligation — liability (note 2)	(13,572)	(13,572)	(15,976)	(15,976)
Forward foreign exchange contract — asset (note 2)	—	—	15,542	15,542
Cross currency swaps — liability (note 6)	(9,161)	(9,161)	—	—

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The fair value of the cross-currency swaps, interest rate swaps, forward share purchase contracts and forward foreign exchange contracts is the estimated amount that the Company would pay or receive to terminate the agreements. Interest rate swaps were considered a hedge until the hedged debt was repaid in 2000. Subsequent to the debt repayment the estimated cost to terminate the swap has been included in income. Such swaps were terminated in 2002. Effective October 1, 2000, the forward share purchase contracts were recorded at their fair values as described in note 13. The foreign currency obligation and forward foreign exchange contract are in connection with the sale of participations in the CanWest debentures which is described in note 2. The cross currency swap is in connection with the U.S. dollar debt as described in note 6 and below. The fair value of redeemable preferred stock held by related parties is as disclosed in note 9. The carrying values of all other financial instruments at December 31, 2002 and 2001 approximate their estimated fair values.

(b)	Derivative instruments

The Company may enter into various swap, option and forward contracts from time to time when management believes conditions warrant. Such contracts are limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency risks. If, in management’s view, the conditions that made such arrangements worthwhile no longer exist, the contracts may be closed. At the end of 2001, there were no material contracts or arrangements of these types other than the forward exchange contract related to the Participation Trust as described in note 2. Such contracts were terminated as at September 30, 2002. This contract was marked to market and the related gains and losses included in foreign exchange losses, net in other income (expense), net during the year.

On December 27, 2002, a United Kingdom subsidiary of the Company entered into two cross-currency rate swap transactions to hedge principal and interest payments on U.S. dollar borrowings under the December 23, 2002 Senior Credit Facility. The contracts have a total foreign currency obligation notional value of U.S. $265 million, fixed at a rate of U.S. $1.5922 to £1, convert the interest rate on such borrowing from floating to fixed, and expire as to $45 million on December 29, 2008 and as to $220 million on December 29, 2009.

On January 22, 2003 and February 6, 2003, Publishing entered into interest rate swaps to convert U.S. $150 million and U.S. $100 million, respectively, of the Publishing Notes issued in December 2002 to floating rates for the period to December 15, 2010, subject to early termination notice.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Changes in the value of derivatives comprising the forward exchange contract and cross-currency swaps described above amounted to a loss of $18.4 million and a gain of $15.5 million in 2002 and 2001, respectively. These changes are reported in foreign currency gains (losses), net on the consolidated statements of operations. The fair value of these contracts as of December 31, 2002 and 2001 is included in the balance sheets in other liabilities.

(18)	Commitments and Contingencies

(a)	In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which establishes and clarifies requirements for disclosure of most guarantees and the recognition of an initial liability for the fair value of obligations a guarantor assumes under guarantees. The initial liability recognition and measurement provisions are effective in respect of guarantees entered into or modified after December 31, 2002.

Joint Ventures

The Telegraph has guaranteed the printing joint venture partners’ share of equipment leasing obligations to third parties, which amounted to approximately $600,000 (£372,000) at December 31, 2002. These obligations are guaranteed jointly and severally by each joint venture partner.

Land leased by the Telegraph under a Head Lease under which the property is held until July 2183 has been sublet to West Ferry Printers, one of the Company’s printing joint ventures. The sublease is for a term of 34 years from 1987. Although the sublease has been consented to by the landlord, it has not released Telegraph from its obligation under the lease and accordingly, Telegraph is contingently liable for performance by West Ferry Printers. Annual rents under the lease are based on a percentage of immoveable assets, currently £600,000 per year.

Pursuant to a joint venture agreement in the United Kingdom, the Company has agreed to guarantee up to £0.5 million, if required, in connection with borrowing by the joint venture. To date, the joint venture has made no request for the supporting guarantee.

As described in note 22, pursuant to the West Ferry joint venture agreement, the Telegraph has a commitment to fund 50% of the obligation under West Ferry’s defined benefit plan.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Dispositions

In connection with certain dispositions of assets and/or businesses (note 1), the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relate to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

The Company is unable to estimate the maximum potential liability for these indemnifications as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time.

Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications when those losses are probable and estimable.

Credit Facilities

Under its Senior Credit Facility, the Company has agreed to indemnify its lenders under that facility against certain costs or losses resulting from changes in laws and regulations which would increase the lenders’ costs or reduce the rate of return otherwise available to them in respect of the loans to the Company. The Company has further agreed to indemnify certain lenders against existing loans to the extent that such loans impose an obligation for withholding tax or similar charge on interest, should such tax or charge not be recoverable by the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The Company is unable to estimate the maximum potential liability for these types of indemnifications as the credit agreements do not specify a maximum amount and the amounts are dependent upon future contingent events, the nature and likelihood of which cannot be determined at this time.

No amount has been accrued in the accompanying consolidated financial statements with respect to these indemnifications. The Company is unable to estimate amounts due for withholding taxes at this time. Any such amounts will increase the future effective cost of borrowing.

As described in note 6, the Company has indemnified the lenders and their affiliates from and against all losses as a result of any obligations of any of the borrowers and guarantors under its Senior Credit Facility. Also as described in note 6, the Company has guaranteed Publishing’s 9% Senior Notes.

Participation Trust

In connection with the participation agreement described in note 2, the Company has agreed to indemnify the Participation Trust and its trustee, in the event the participation agreement entitles the issuer to fail to make payments with respect to the debentures. Although the indemnity has not been capped, the Company estimates the liability is limited to the amount of participation interests sold, totalling $490.5 million, plus accrued interest and any further debentures received as paid-in-kind interest.

Other

The Company licenses some of the content it publishes for use by third parties. In doing so, the Company warrants that it is entitled to license that content and indemnifies the licensee against claims against improper use. The number or quantum of such claims cannot be reasonably estimated. Historically, claims of this nature have not been significant.

In special circumstances, the Company’s newspaper operations may engage freelance reporters to cover stories in locales that carry a high risk of personal injury or death. Subsequent to December 31, 2002, Telegraph has engaged a number of journalists and photographers to report from the Middle East. As a term of their engagement, Telegraph has agreed to provide a death benefit which, in the aggregate for all freelancers engaged, amounts to £5,153,000. This exposure is uninsured. Precautions have been taken to avoid a concentration of the freelancers in any one location.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(b)	In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2002, letters of credit in the amount of $2.8 million were outstanding.

(c)	A number of libel and legal actions against the Company are outstanding. The Company believes there are valid defences to these proceedings or sufficient insurance to protect it from material loss.

(d)	In connection with certain of its cost and equity method investments (note 2), the Company is committed to fund approximately $1.2 million to those investees in 2003.

(19)	Related-party Transactions

(a)	The Company and its subsidiaries have entered into a services agreement with The Ravelston Corporation Limited (“Ravelston”), whereby Ravelston acts as manager of the Company and carries out head office and executive responsibilities. This services agreement was assigned on July 5, 2002 to Ravelston Management Inc. (“RMI”), a wholly-owned subsidiary of Ravelston. Ravelston and RMI billed to the Company and its subsidiaries fees totalling $23,731,000, $28,956,000 and $33,618,000 for 2002, 2001 and 2000, respectively, pursuant to this agreement.

Certain executives of Ravelston and Moffat Management and Black-Amiel Management, affiliates of Ravelston and RMI, have separate services agreements with certain subsidiaries of the Company. Amounts paid directly by subsidiaries of the Company pursuant to such agreements were $1,895,000, $1,697,000 and $3,659,000 for 2002, 2001 and 2000, respectively. The fees under Ravelston’s and RMI’s services agreement and the fees paid directly to executives and affiliates of Ravelston, in aggregate, are negotiated with and approved by the Company’s independent directors.

In addition to all of the amounts referred to above, during 2001 and 2000 there was further remuneration paid directly by subsidiaries of the Company to certain Ravelston executives of $1,374,000 and $3,655,000, respectively (2002 — nil).

Hollinger Inc. and its affiliates billed the Company for allocable expenses amounting to $2,263,000, $4,380,000 and $4,414,000 for 2002, 2001 and 2000, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Net amounts due to related parties at December 31, 2002 totalling $30,358,000 include $7,650,000 of amounts payable in respect of management fees and allocable expenses billed by Hollinger Inc., Ravelston and RMI and other affiliates.

(b)	On July 11, 2000, the Company loaned $36,817,000 to a subsidiary of Hollinger Inc. in connection with the cash purchase by Hollinger Inc. of HCPH Special shares (note 8). The loan is payable on demand and to December 31, 2001 interest was payable at the rate of 13% per annum. Effective January 1, 2002, the interest rate was adjusted to LIBOR plus 3% per annum. This loan with accrued interest totalling $45,848,000 at December 31, 2002 has been classified as a long-term asset and was partially repaid subsequent to year end (note 25).

(c)	On July 3, 2002, N.P. Holdings Company (“NP Holdings”), a subsidiary of the Company, was sold to RMI, a wholly-owned subsidiary of Ravelston, a holding company controlled by Lord Black through which most of his interest in the Company is ultimately controlled, for $3,760,000 (Cdn. $5,750,000). The only asset of NP Holdings was Canadian tax losses. The tax losses, only a portion of which were previously recognized for accounting purposes, were effectively sold at their carrying value. Due to the inability of NP Holdings to utilize its own tax losses prior to their expiry, as a result of its disposing of its interest in the National Post, it sold these losses to a company which would be able to utilize the losses. The only other potential purchaser for these losses, CanWest, declined the opportunity to acquire the losses. The terms of the sale of the tax losses to Ravelston were approved by the independent directors of the Company.

(d)	(i) The majority of Telegraph’s printing is contracted to two 50% owned joint ventures. The joint ventures are accounted for as equity investments (note 2). Expenses for printing conducted by these joint ventures are included in operating costs and expenses in the consolidated statements of operations.

(ii) Telegraph owns a 50% interest in a joint venture established to undertake the sourcing of newsprint for the joint venturers. This joint venture arrangement replaces a similar arrangement terminated in 2001.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Purchases from the joint ventures for printing services and newsprint purchases are disclosed separately in the consolidated statements of operations.

(e)	On September 27, 2001, the Company redeemed Series E Preferred Stock held by Hollinger Inc. for cash consideration of $3,800,000 (note 9).

(f)	On June 1, 2001, the Company converted all the Series C Preferred Stock held by Hollinger Inc. at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 5, 2001, the Company purchased from Hollinger Inc., for cancellation the 7,052,464 shares of Class A Common Stock for a total cost of $92,200,000 (note 10).

(g)	During 2000 and 2001, in connection with the sales of properties described in note 1(b), (d) and (f), the Company, Ravelston, Hollinger Inc., Lord Black and three senior executives entered into non-competition agreements with the purchasers in return for cash consideration paid.

(h)	As described in note 1(b), (g) and (j), during 2001 and 2000, the Company sold newspaper properties to certain related parties.

(i)	Included in deferred financing costs and other assets is $4,130,000, owing to the Company from Bradford Publishing Company, a company in which certain of the Company’s officers are significant shareholders. Such amount represents the present value of the remaining amounts owing under a non-interest bearing note receivable granted to the Company in connection with a non-compete agreement entered into on the sale of certain operations to Bradford Publishing Company during 2000 (note 1(g)). The note receivable is unsecured and due over the period to 2010, and subordinated to Bradford’s lenders.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(j)	Included in deferred financing costs and other assets is $4,859,000 owed by Horizon Publications Inc. (“Horizon”), a company controlled by certain directors and officers of the Company. Such amount represents the balance outstanding on a loan receivable granted by the Company in connection with the sale of certain operations to Horizon during 1999. The loan receivable is unsecured, bears interest at the lower of LIBOR plus 2% and 8% per annum and is due in 2007.

(k)	During 2002, the Company paid to Horizon a management fee in the amount of $163,000 in connection with certain administrative services provided by Horizon. Such fee was approved by the Company’s independent directors.

(20)	Income Taxes

Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

	2002	2001	2000

Earnings (loss) before minority interest, extraordinary items and cumulative effect of change in accounting principle	$66,950	$(8,319)	$398,452
Extraordinary item	(14,184)	—	(4,222)
Other comprehensive income, for foreign currency translation adjustments recognized for financial reporting purposes	2,374	—	—
Other comprehensive income, for minimum pension liabilities recognized for financial reporting purposes	(15,852)	(7,573)	—
Other comprehensive income, for unrealized holding gains on marketable securities recognized for financial reporting purposes	2,040	11,690	(13,729)

	$41,328	$(4,202)	$380,501

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

U.S. and foreign components of earnings (loss) before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle are presented below:

	2002	2001	2000

		(in thousands)
U.S.	$(88,690)	$(182,456)	$27,394
Foreign	(39,661)	(174,777)	585,537

	$(128,351)	$(357,233)	$612,931

Income tax expense (recovery) for the periods shown below consists of:

	Current	Deferred	Total

		(in thousands)
Year ended December 31, 2002:
U.S. federal	$(11,878)	$7,410	$(4,468)
Foreign	17,749	54,236	71,985
State and local	(3,916)	3,349	(567)

	$1,955	$64,995	$66,950

Year ended December 31, 2001:
U.S. federal	$15,021	$11,290	$26,311
Foreign	20,636	(51,164)	(30,528)
State and local	2,964	(7,066)	(4,102)

	$38,621	$(46,940)	$(8,319)

Year ended December 31, 2000:
U.S. federal	$(43,366)	$91,479	$48,113
Foreign	456,635	(108,901)	347,734
State and local	(10,464)	13,069	2,605

	$402,805	$(4,353)	$398,452

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Income tax expense (recovery) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for 2002, 2001 and 2000 as a result of the following:

	2002	2001	2000

		(in thousands)
Computed “expected” tax expense (recovery)	$(44,923)	$(125,032)	$214,526
Increase (reduction) in income taxes resulting from:
Non-deductible expenses for income tax purposes	11,110	31,123	9,232
Non-deductible foreign exchange loss realized on substantial reduction of net investment in Canadian operations	31,290	—	—
Tax gain in excess of book gain or book loss in excess of tax loss	604	15,689	129,488
U.S. state and local income taxes, net of federal benefit	(369)	(2,815)	1,693
Impact of taxation at different foreign rates	3,993	(9,276)	32,596
Minority interest earnings in Hollinger L.P.	(773)	(1,330)	(17,359)
Change in valuation allowance	38,798	27,181	—
Other	27,220	56,141	28,276

	$66,950	$(8,319)	$398,452

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2002	2001

	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$2,500	$1,755
Accrued expenses	11,532	10,813
Post-retirement obligation	17,753	17,609
Investments	32,580	23,884
Net operating loss carryforwards	15,956	62,700
Other	9,921	24,645

Gross deferred tax assets	90,242	141,406
Less valuation allowance	(38,798)	(17,152)

Net deferred tax assets	51,444	124,254

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	60,874	46,534
Intangible assets, principally due to differences in basis and amortization	93,902	93,106
Pension asset	7,068	21,608
Foreign exchange basis differences	4,528	7,607
Long-term advances under printing contract	12,842	13,057
Deferred gain on exchange of assets	36,049	35,170
Unremitted earnings of a foreign equity investment	47,705	43,104
Other	38,207	51,456

Gross deferred tax liabilities	301,175	311,642

Net deferred income taxes	$249,731	$187,388

At December 31, 2002, the Company had approximately $36,900,000 of Canadian net operating loss carryforwards which will expire in varying amounts through December 31, 2007.

The Company has recorded a valuation allowance of $38,798,000 in the current year related to net operating loss carryforwards and other deferred tax assets in the Canadian group. The valuation allowance in the prior year related entirely to net operating losses of N.P. Holdings, a subsidiary of the Company. As described in note 19(c), this subsidiary was sold to an affiliate during the year. The tax losses were sold at their carrying value.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Total income taxes paid in 2002, 2001 and 2000 amounted to $8,702,000, $83,967,000 and $46,584,000, respectively.

(21)	Restatement

The Company has restated its consolidated financial statements for the years ended December 31, 2001 and 2000 to reflect adjustments to reverse pension valuation allowances that were recorded in 2001 and 2000, in respect of its Canadian pension plans.

In connection with the sale of assets to CanWest in 2000, the Company recorded a valuation allowance of approximately $63.9 million against the remaining pension plan asset in respect of the operations sold. This allowance reduced the gain on sale of the CanWest operations, included in other income (expense). In 2001, a further valuation allowance of approximately $4.4 million was recorded on other Canadian pension plans. Recent regulatory guidance has precluded the use of valuation allowances under U.S. GAAP. Accordingly, the Company has reversed valuation allowances established in 2001 and 2000 and restated related balances as of December 31, 2001 and for the years ended December 31, 2001 and 2000. The effect of this change has been to reduce the net loss for the year ended December 31, 2001 by $2,395,000 and increase net earnings for the year ended December 31, 2000 by $40,312,000, each net of related income taxes and minority interest.

Compensation costs for 2001 have been decreased by $4,387,000 and other income (expense) for 2000 has been increased by $63,866,000. Deferred income tax expense in 2001 and 2000 was increased by $1,882,000 and $23,554,000, respectively. Minority interest was unaffected in 2000 but was increased by $110,000 in 2001.

Prepaid pension benefit as of December 31, 2001 has been increased by $64,471,000, accrued benefit liability (included in other liabilities) has decreased by $826,000 and deferred tax liabilities have increased by $24,338,000. Minority interest has increased by $107,000 and cumulative foreign currency translation adjustment has increased by $1,855,000 as of December 31, 2001 as a result of this change.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated to include the effects of these adjustments, as follows:

	2001		2000

		As previously		As previously
	Restated	reported	Restated	reported

	(in thousands)
Consolidated Statements of Operations:
Compensation costs	$363,045	$367,432	$662,351	$662,351
Operating income (loss)	(35,983)	(40,370)	1,874,271	1,874,271
Other income (expense), net Net gains (losses) on sales of publishing interests	(1,236)	(1,236)	557,022	493,156
Income taxes (recovery)	(8,319)	(10,201)	398,452	374,898
Minority interest	(13,803)	(13,913)	50,760	50,760
Net earnings (loss)	(335,111)	(337,506)	157,387	117,075

	As of December 31, 2001

		As previously
	Restated	reported

	(in thousands)
Consolidated Balance Sheet:
Prepaid pension benefit	$62,825	$(1,646)
Other liabilities	91,298	92,124
Deferred income taxes	187,388	163,050
Minority interest	16,084	15,977
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	(149,813)	(147,958)
Retained earnings (deficit)	175,400	132,693
Total stockholders’ equity	366,627	325,775

(22)	Employee Benefit Plans

Defined Contribution Plans

The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $2,120,000, $1,551,000 and $1,558,000, respectively. The Company sponsors 11 defined contribution plans in Canada and contributed $153,000, $169,000 and $2,016,000 to the plans in 2002, 2001, and 2000, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan, for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives. For 2002, 2001 and 2000, contributions to the defined contribution plan are included as part of the service cost of the defined benefit plan. Contributions to The Telegraph Executive Pension Scheme were $532,000, $519,000 and $585,000 in 2002, 2001 and 2000, respectively.

The Telegraph plans’ assets consist principally of U.K. and overseas equities, unit trusts and bonds.

Defined Benefit Plans

The Company and subsidiaries have seven domestic and seven foreign single-employer defined benefit plans and contribute to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company’s contributions to these plans for the years ended December 31, 2002, 2001 and 2000 were:

	2002	2001	2000

		(in thousands)
Single-employer plans	$9,156	$8,753	$11,540
Multi-employer plans	$—	$1,251	$6,127

The Telegraph has a defined benefit plan that was closed on July 1, 1991 and provides only benefits accrued up to that date. The liabilities of the plan have been actuarially valued as of December 31, 2002. At that date, the market value of the plan assets was $121,356,000, representing 91% of the estimated cost of purchasing the plan’s benefits from an insurance company. The actuary assumed a discount rate of 5.6%. Increases to pension payments are discretionary and are awarded by the trustees, with the Telegraph’s consent, from surpluses arising in the fund from time to time. Contributions to the trust were $6,721,000, $6,480,000 and $6,670,000 for 2002, 2001 and 2000, respectively.

Pursuant to the West Ferry joint venture agreement, the Telegraph has a commitment to fund 50% of the obligation under West Ferry’s defined benefit plan.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Single-Employer Pension Plans

The benefits under the subsidiary companies’ single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plans’ assets consist principally of marketable equity securities and corporate and government debt securities.

The components of net period benefit costs for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(in thousands)
		(Restated —	(Restated —
		note 21)	note 21)
Service cost	$8,247	$8,192	$12,376
Interest cost	25,772	26,816	37,774
Expected return on plan assets	(27,534)	(18,078)	(52,771)
Amortization of losses (gains)	2,445	862	(200)
Settlement loss	—	1,832	4,262
Amortization of prior service costs	423	305	521

Net periodic benefit cost	$9,353	$19,929	$1,962

Net periodic benefit cost in 2001 and 2000 has been restated as described in note 21.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The table below sets forth the reconciliation of the benefit obligation as of December 31, 2002 and 2001:

	2002	2001

	(in thousands)
Benefit obligation at the beginning of the year	$406,356	$487,716
Adjustment to opening balance	—	9,210
Service cost	8,247	8,192
Interest cost	25,772	26,816
Participant contributions	3,374	4,029
Divestitures	—	(83,796)
Plan amendments	—	18
Settlement gain	—	(8,378)
Exchange rate differences	11,445	(19,442)
Actuarial loss (gain)	(14,441)	7,239
Benefits paid	(37,416)	(25,248)

Benefit obligation at the end of the year	$403,337	$406,356

The 2001 settlement gain was related to the sale of Canadian newspapers (note 1(a), (b) and (c)).

The table below sets forth the change in plan assets for the years ended December 31, 2002 and 2001:

	2002	2001

	(in thousands)
Fair value of plan assets at the beginning of the year	$407,806	$554,595
Actual return on plan assets	(32,595)	(16,224)
Other, including exchange rate differences	6,918	(20,353)
Employer contributions	9,156	8,753
Participant contributions	3,374	4,029
Settlement gain	—	(9,846)
Divestitures	—	(87,900)
Benefits paid	(37,416)	(25,248)

Fair value of plan assets at the end of the year	$357,243	$407,806

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The following table provides the amounts recognized in the consolidated balance sheet as of the end of each year:

	2002	2001

	(in thousands)
		(Restated —
		note 21)
Funded status	$(46,094)	$1,450
Unrecognized net actuarial loss	106,164	61,863
Unrecognized prior service cost	1,602	1,024
Unrecognized net transition obligation	1,483	—

Prepaid benefit cost	$63,155	$64,337

The above prepaid benefit costs are classified on the consolidated balance sheets as follows:

	2002	2001

	(in thousands)
Prepaid pension benefit	$63,146	$62,825
Accrued benefit liability, included in other liabilities	(30,945)	(3,213)
Intangible asset, included in other assets	1,602	1,488
Accumulated other comprehensive loss	29,352	3,237

	$63,155	$64,337

At December 31, 2002, the Company has also included $38,724,000 (2001 — $21,250,000) in other comprehensive income, representing the Company’s 50% share of West Ferry’s minimum pension liability adjustment.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The ranges of assumptions were as follows:

	2002	2001	2000

Discount rate	5.6% - 7.0%	6.0% - 8.0%	6.0% - 8.0%
Expected return on plan assets	5.6% - 8.25%	6.0% - 9.0%	6.0% - 9.0%
Compensation increase	2.5% - 4.5%	2.5% - 4.5%	3.5% - 4.0%

Multi-employer Pension Plans

Certain former U.S. employees were covered by union-sponsored multi-employer pension plans, all of which are defined benefit plans. Contributions were determined in accordance with the provisions of negotiated labor contracts and were generally based on the number of man hours worked. There was no pension expense in 2002 and 2001. Pension expense was $1,201,000 for the year ended December 31, 2000. The newspaper properties participating in these multi-employer plans were sold during 2000.

Post-retirement and Post-employment Benefits

The Company sponsors two foreign post-retirement plans that provide post-retirement benefits to certain employees. These and other benefits are accrued in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions”, and No.112, “Employers’ Accounting for Post-employment Benefits”.

The components of net periodic post-retirement benefit cost for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

		(in thousands)
Service cost	$85	$120	$671
Interest cost	1,783	1,916	2,657
Amortization of losses (gains)	(318)	15	(131)
Settlement/curtailment	—	(1,725)	(11,992)

Net periodic post-retirement benefit cost	$1,550	$326	$(8,795)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The table below sets forth the reconciliation of the accumulated post-retirement benefit obligation as of December 31, 2002 and 2001:

	2002	2001

	(in thousands)
Accumulated post-retirement benefit obligation at the beginning of the year	$27,943	$34,594
Service cost	85	120
Interest cost	1,783	1,916
Actuarial gains (losses)	(150)	406
Divestitures	—	(3,626)
Benefits paid	(1,976)	(1,847)
Other, including exchange rate differences	9,114	(3,620)

Accumulated post-retirement benefit obligation at the end of the year	$36,799	$27,943

The fair value of the plan assets was $2,668,000 at December 31, 2002 and nil at December 31, 2001.

The table below sets forth the plan’s funded status reconciled to the amounts recognized in the consolidated balance sheets:

	2002	2001

	(in thousands)
Unfunded status	$(34,131)	$(27,943)
Unrecognized net loss	1,484	1,173

Accrued post-retirement benefit cost, included in other liabilities	$(32,647)	$(26,770)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.25% and 6.5% for 2002 and 2001, respectively. All benefits under the plan are paid for by the Company’s contributions to the Plan. For measuring the expected post-retirement benefit obligation, an 8% annual rate of increase in the per capita claims was assumed for 2002.

Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated post-retirement benefit obligation as of December 31, 2002 would have increased $1,801,000 (2001 - $2,189,000) and the effect of this change on the aggregate of service and interest cost for 2002 would have been an increase of $165,000 (2001 - $142,000). If the health care cost trend rate was decreased 1%, the accumulated post-retirement benefit obligation as of December 31, 2002 would have decreased by $1,618,000 (2001 — $1,354,000) and the effect of this change on the aggregate of service and interest cost for 2002 would have been a decrease of $147,000 (2001 — $103,000).

(23)	Supplemental Condensed Consolidating Financial Information

The Senior Notes due 2005 and 2010 are obligations of Publishing, a wholly-owned subsidiary of the Company. These obligations are guaranteed fully and unconditionally by the Company. No other subsidiary of the Company or of Publishing has guaranteed the securities.

Supplemental condensed consolidating financial information of the Company and Publishing is presented below. The Company’s other directly owned subsidiary, Hollinger Telegraph New Media LLC is minor and therefore has not been disclosed separately. The Company’s and Publishing’s investments in subsidiaries are presented on the equity method, and the Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions, and the inclusion of assets and liabilities, revenue, expenses and cash flows of Publishing’s subsidiaries.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Statement of Operations

	Year ended December 31, 2002

	Hollinger
	International
	Inc.	Publishing		Eliminations		Consolidated

		(in thousands)
Operating revenues:	$	$		$		$
Advertising	—		—		710,849		710,849
Circulation	—		—		247,175		247,175
Job printing	—		—		16,669		16,669
Other	—		—		31,469		31,469

Total operating revenues	—		—		1,006,162		1,006,162

Operating costs and expenses:
Newsprint	—		—		89,840		89,840
Newsprint incurred through joint ventures	—		—		60,589		60,589
Compensation costs	—		3,162		305,870		309,032
Stock-based compensation	—		—		—		—
Other operating costs	420		22,881		364,337		387,638
Other operating costs incurred through joint ventures	—		—		46,677		46,677
Infrequent items	—		—		1,032		1,032
Depreciation	—		1,297		35,704		37,001
Amortization	—		—		17,151		17,151

Total operating costs and expenses	420		27,340		921,200		948,960

Operating income (loss)	(420)		(27,340)		84,962		57,202

Other income (expense):
Interest expense	(1,209)		(53,121)		(4,442)		(58,772)
Amortization of debt issue costs	—		(5,585)		—		(5,585)
Interest and dividend income	1,375		1,918		15,489		18,782
Other income (expense), net	(262,094)		(108,418)		317,334		(53,178)
Foreign currency gains (losses), net	3,015		(976)		(88,839)		(86,800)

Total other income (expense)	(258,913)		(166,182)		239,542		(185,553)

Earnings (loss) before income taxes, minority interest, extraordinary item and cumulative effect of change in accounting principle	(259,333)		(193,522)		324,504		(128,351)
Income taxes (recovery)	(20,510)		(16,361)		103,821		66,950

Loss before minority interest, extraordinary item and cumulative effect of change in accounting principle	(238,823)		(177,161)		220,683		(195,301)
Minority interest	—		—		2,167		2,167

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	(238,823)		(177,161)		218,516		(197,468)
Extraordinary loss on debt extinguishments, net of tax	—		(21,276)		—		(21,276)

Earnings (loss) before cumulative effect of change in accounting principle	(238,823)		(198,437)		218,516		(218,744)
Cumulative effect of change in accounting principle	—		—		(20,079)		(20,079)

Net earnings (loss)	$(238,823)		$(198,437)		$198,437		$(238,823)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Statement of Operations

		Year ended December 31, 2001

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

		(in thousands)
Operating revenues:
Advertising	$—	$—	$804,462	$804,462
Circulation	—	—	278,321	278,321
Job printing	—	—	25,092	25,092
Other	—	—	38,446	38,446

Total operating revenues	—	—	1,146,321	1,146,321

Operating costs and expenses:
Newsprint	—	—	127,025	127,025
Newsprint incurred through joint ventures	—	—	77,399	77,399
Compensation costs	—	4,133	358,912	363,045
Stock-based compensation	(1,369)	—	—	(1,369)
Other operating costs	400	20,465	451,404	472,269
Other operating costs incurred through joint ventures	—	—	48,473	48,473
Infrequent items	—	—	21,734	21,734
Depreciation	—	1,269	36,699	37,968
Amortization	—	—	35,760	35,760

Total operating costs and expenses	(969)	25,867	1,157,406	1,182,304

Operating income (loss)	969	(25,867)	(11,085)	(35,983)

Other income (expense):
Interest expense	(3,401)	(72,312)	(2,926)	(78,639)
Amortization of debt issue costs	(2,835)	(7,532)	—	(10,367)
Interest and dividend income	22,024	418	42,451	64,893
Foreign currency gains (losses), net	3,383	2,322	(6,964)	(1,259)
Other income (expense), net	(358,706)	(182,832)	245,660	(295,878)

Total other income (expense)	(339,535)	(259,936)	278,221	(321,250)

Earnings (loss) before income taxes, minority interest	(338,566)	(285,803)	267,136	(357,233)
Income taxes (recovery)	(3,455)	(28,180)	23,316	(8,319)

Earnings (loss) before minority interest	(335,111)	(257,623)	243,820	(348,914)
Recovery of minority interest	—	—	(13,803)	(13,803)

Net earnings (loss)	$(335,111)	$(257,623)	$257,623	$(335,111)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Statement of Operations

		Year ended December 31, 2000

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

		(in thousands)
Operating revenues:
Advertising	$—	$—	$1,543,882	$1,543,882
Circulation	—	—	447,050	447,050
Job printing	—	—	59,089	59,089
Other	—	—	45,998	45,998

Total operating revenues	—	—	2,096,019	2,096,019

Operating costs and expenses:
Newsprint	—	—	212,341	212,341
Newsprint incurred through joint ventures	—	—	91,836	91,836
Compensation costs	—	4,064	658,287	662,351
Stock-based compensation	1,518	—	—	1,518
Other operating costs	4,291	4,177	717,639	726,107
Other operating costs incurred through joint ventures	—	—	49,534	49,534
Infrequent items	—	—	7,950	7,950
Depreciation	—	1,231	63,315	64,546
Amortization	—	—	58,088	58,088

Total operating costs and expenses	5,809	9,472	1,858,990	1,874,271

Operating income (loss)	(5,809)	(9,472)	237,029	221,748

Other income (expense):
Interest expense	—	(78,094)	(64,619)	(142,713)
Amortization of debt issue costs	—	(10,367)	(102)	(10,469)
Interest and dividend income	2,491	965	15,080	18,536
Foreign currency gains (losses), net	36	125	(16,209)	(16,048)
Other income (expense), net	198,111	288,900	37,858	524,869
Dilution gain	—	—	17,008	17,008

Total other income (expense)	200,638	201,529	(10,984)	391,183

Earnings before income taxes, minority interest and extraordinary item	194,829	192,057	226,045	612,931
Income taxes (recovery)	26,485	(35,441)	407,408	398,452

Earnings (loss) before minority interest and extraordinary item	168,344	227,498	(181,363)	214,479
Minority interest	10,920	—	39,840	50,760

Earnings (loss) before extraordinary item	157,424	227,498	(221,203)	163,719
Extraordinary loss on debt extinguishments, net of tax	(37)	(6,295)	—	(6,332)

Net earnings (loss)	$157,387	$221,203	$(221,203)	$157,387

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Balance Sheet

		As of December 31, 2002

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$39,750	$11,394	$62,224	$113,368
Accounts receivable, net	407	282	205,154	205,843
Amounts due from related companies, net	191	15,968	(16,159)	—
Intercompany accounts receivable	8,921	358,950	(367,871)	—
Inventories	—	—	10,194	10,194
Prepaid expenses and other current assets	7	56	18,295	18,358
Escrow deposits and restricted cash	—	545,952	—	545,952

Total current assets	49,276	932,602	(88,163)	893,715
Loan to affiliate	45,848	—	—	45,848
Investments	273,151	1,340,857	(1,489,932)	124,076
Advances under printing contracts and notes receivable — joint ventures	—	—	50,591	50,591
Property, plant and equipment, net of accumulated depreciation	—	4,891	294,795	299,686
Intangible assets, net of accumulated amortization	—	—	117,179	117,179
Goodwill	—	—	533,677	533,677
Prepaid pension benefit	—	—	63,146	63,146
Deferred financing costs and other assets	66	37,456	22,692	60,214

	$368,341	$2,315,806	$(496,015)	$2,188,132

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$—	$4,814	$4,814
Senior Subordinated Notes	—	504,906	—	504,906
Accounts payable	247	207	86,991	87,445
Accounts payable — joint ventures	—	—	12,454	12,454
Accrued expenses	5,101	18,748	83,029	106,878
Amounts due to related parties, net	194,182	1,034,417	(1,198,241)	30,358
Income taxes payable (recoverable)	53,310	(22,226)	264,887	295,971
Deferred revenue	—	—	42,792	42,792

Total current liabilities	252,840	1,536,052	(703,274)	1,085,618

Long-term debt, less current installments	—	305,082	269,576	574,658
Deferred income taxes	(23,300)	69,362	203,669	249,731
Other liabilities	10,276	—	122,227	132,503

Total liabilities	239,816	1,910,496	(107,802)	2,042,510

Minority interest	—	—	17,097	17,097

Redeemable preferred stock	8,650	138,309	(138,309)	8,650

Total stockholders’ equity	119,875	267,001	(267,001)	119,875

	$368,341	$2,315,806	$(496,015)	$2,188,132

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Balance Sheet

	As of December 31, 2001

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$64,247	$101,333	$313,934	$479,514
Accounts receivable, net	3,678	259	195,301	199,238
Accounts receivable, joint ventures	—	—	803	803
Amounts due from (to) related companies, net	191	(6,969)	6,778	—
Intercompany accounts receivable	7,888	392,027	(399,915)	—
Inventories	—	—	21,209	21,209
Prepaid expenses and other current assets	7	61	12,565	12,633
Escrow deposits and restricted cash	7,548	5,000	—	12,548

Total current assets	83,559	491,711	150,675	725,945
Loan to affiliate	43,982	—	—	43,982
Investments	495,796	1,991,449	(2,343,234)	144,011
Advances under printing contracts and notes receivable — joint ventures	—	—	52,036	52,036
Property, plant and equipment, net of accumulated depreciation	—	6,134	303,138	309,272
Intangible assets, net of accumulated amortization	—	—	477,231	477,231
Goodwill	—	—	180,958	180,958
Prepaid pension benefit cost	—	—	62,825	62,825
Deferred financing costs and other assets	—	35,809	25,907	61,716

	$623,337	$2,525,103	$(1,090,464)	$2,057,976

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$—	$3,008	$3,008
Accounts payable	175	15	89,915	90,105
Accounts payable — joint ventures	—	—	6,992	6,992
Accrued expenses	22,396	25,177	87,118	134,691
Amounts due to related parties, net	168,474	1,145,433	(1,302,153)	11,754
Intercompany notes payable	—	34,640	(34,640)	—
Income taxes payable (recoverable)	61,091	(33,989)	263,485	290,587
Deferred revenue	—	—	41,208	41,208

Total current liabilities	252,136	1,171,276	(845,067)	578,345

Long-term debt, less current installments	—	800,000	9,652	809,652
Deferred income taxes	(11,380)	83,279	115,489	187,388
Other liabilities	7,372	—	83,926	91,298

Total liabilities	248,128	2,054,555	(636,000)	1,666,683

Minority interest	—	—	16,084	16,084

Redeemable preferred stock	8,582	—	—	8,582

Total stockholders’ equity	366,627	470,548	(470,548)	366,627

	$623,337	$2,525,103	$(1,090,464)	$2,057,976

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2002

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

		(in thousands)
Cash flows from operating activities
Net earnings (loss)	$(238,823)	$(198,437)	$198,437	$(238,823)
Items not involving cash:
Depreciation and amortization	—	1,297	52,855	54,152
Amortization of debt issue costs	—	5,585	—	5,585
Minority interest	—	—	2,167	2,167
Premium on debt extinguishments	—	27,126	—	27,126
Gain on sale of property, plant and equipment and publishing interests	—	—	(5,334)	(5,334)
Write-down of investments	13,225	10,000	17,311	40,536
Non-cash interest income	—	—	(5,888)	(5,888)
Total Return Equity Swap	9,106	—	—	9,106
Foreign currency translation loss	13,722	—	64,495	78,217
Cumulative effect of change in accounting principle	—	—	20,079	20,079
Other non-cash items	283,110	149,084	(372,662)	59,532
Changes in working capital, net	(79,684)	(29,022)	120,686	11,980

Cash provided by (used in) operating activities	656	(34,367)	92,146	58,435

Cash flows from investing activities:
Capital expenditures	—	(1,542)	(27,360)	(28,902)
Additions to investments and other assets	(1,145)	—	(10,256)	(11,401)
Proceeds from disposal of investments and assets	—	602,200	(591,193)	11,007
Other	—	—	1,869	1,869

Cash provided by (used in) investing activities	(1,145)	600,658	(626,940)	(27,427)

Cash flows from financing activities:
Proceeds from issuance of notes	—	300,000	—	300,000
Repayments of debt	(50,000)	(317,138)	(3,643)	(370,781)
Proceeds from bank and other debt	50,000	—	265,000	315,000
Escrow deposits and restricted cash	7,548	(540,952)	—	(533,404)
Proceeds on issuance of common shares	4,247	—	—	4,247
Proceeds on issuance of preferred shares	—	138,309	(138,309)	—
Payment of total return equity swap	(100,000)	—	—	(100,000)
Changes in amounts due from related companies	91,568	(124,134)	58,864	26,298
Dividends and distributions to minority interests	—	—	(917)	(917)
Cash dividends paid	(28,762)	(100,000)	100,000	(28,762)
Other financing activities	1,391	(12,315)	(5,630)	(16,554)
Cash used in financing activities	(24,008)	(656,230)	275,365	(404,873)

Effect of exchange rate changes on cash	—	—	7,719	7,719

Net decrease in cash and cash equivalents	(24,497)	(89,939)	(251,710)	(366,146)
Cash and cash equivalents at beginning of year	64,247	101,333	313,934	479,514

Cash and cash equivalents at end of year	$39,750	$11,394	$62,224	$113,368

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2001

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

		(in thousands)
Cash flows from operating activities
Net earnings (loss)	$(335,111)	$(257,623)	$257,623	$(335,111)
Items not involving cash:
Depreciation and amortization	—	1,950	71,778	73,728
Amortization of debt issue costs	2,835	7,532	—	10,367
Minority interest	—	—	(13,803)	(13,803)
Loss (gain) on sale of investments	(7,125)	(56)	154,394	147,213
Loss (gain) on sale of property, plant and equipment and publishing interests	—	—	(71)	(71)
Write-down of investments	22,045	—	25,992	48,037
Non-cash interest income	—	—	(43,821)	(43,821)
Total Return Equity Swap	42,845	—	—	42,845
Other non-cash items	275,681	240,103	(535,778)	(19,994)
Changes in working capital, net	756	(7,830)	(36,507)	(43,581)

Cash provided by (used in) operating activities	1,926	(15,924)	(120,193)	(134,191)

Cash flows from investing activities:
Capital expenditures	—	(237)	(44,214)	(44,451)
Additions to investments and other assets	(334,042)	(56,478)	345,326	(45,194)
Proceeds from disposal of investments and assets	318,935	527	520,937	840,399
Other	—	—	5,982	5,982

Cash provided by (used in) investing activities	(15,107)	(56,188)	828,031	756,736

Cash flows from financing activities:
Repayments of debt	(88,000)	—	(5,469)	(93,469)
Proceeds from bank and other debt	88,000	—	3,574	91,574
Proceeds on issuance of common shares	6,863	—	—	6,863
Repurchase of common shares, redemption of preferred	(143,055)	—	—	(143,055)
Changes in amounts due from related companies	281,082	169,795	(460,366)	(9,489)
Escrow deposits and restricted cash	(7,548)	(5,000)	—	(12,548)
Dividends and distributions to minority interest	—	—	(53,673)	(53,673)
Cash dividends paid	(53,157)	(14,400)	14,400	(53,157)
Other financing activities	(8,866)	724	3,832	(4,310)

Cash provided by (used in) financing activities	75,319	151,119	(497,702)	(271,264)

Effect of exchange rate changes on cash	—	—	(9,438)	(9,438)

Net increase in cash and cash equivalents	62,138	79,007	200,698	341,843
Cash and cash equivalents at beginning of year	2,109	22,326	113,236	137,671

Cash and cash equivalents at end of year	$64,247	$101,333	$313,934	$479,514

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2000

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

		(in thousands)
Cash flows from operating activities
Net earnings	$157,387	$221,203	$(221,203)	$157,387
Items not involving cash:
Depreciation and amortization	—	1,806	120,828	122,634
Amortization of debt issue costs	—	10,367	102	10,469
Minority interest	10,920	—	39,840	50,760
Loss (gain) on sale of investments	—	—	(49,577)	(49,577)
Loss (gain) on sale of property, plant and equipment and publishing interests	—	(718)	(555,607)	(556,325)
Write-down of investments	4,876	3,874	11,871	20,621
Total Return Equity Swap	12,276	—	—	12,276
Other non-cash items	(185,024)	(353,445)	560,192	21,723
Changes in working capital, net	(1,005)	114,410	156,399	269,804

Cash provided by (used in) operating activities	(570)	(2,503)	62,845	59,772

Cash flows from investing activities:
Capital expenditures	—	(771)	(73,253)	(74,024)
Additions to investments and other assets	(67,359)	(362,023)	349,782	(79,600)
Acquisition, net of cash acquired	—	—	(117,134)	(117,134)
Proceeds from disposal of investments and assets	—	200,514	1,149,773	1,350,287
Other	—	—	1,293	1,293

Cash provided by (used in) investing activities	(67,359)	(162,280)	1,310,461	1,080,822

Cash flows from financing activities:
Repayments of debt	—	(370,512)	(895,677)	(1,266,189)
Proceeds from bank and other debt	—	275,500	175,039	450,539
Proceeds on issuance of common shares	5,497	73,863	(73,863)	5,497
Repurchase of common shares, redemption of preferred	(58,164)	—	—	(58,164)
Changes in amounts due from related companies	25,691	365,991	(432,828)	(41,146)
Dividends and distributions to minority interests	—	—	(63,083)	(63,083)
Cash dividends received	163,008	—	(163,008)	—
Cash dividends paid	(61,234)	(162,437)	162,437	(61,234)
Other financing activities	(4,938)	1,109	(2,622)	(6,451)

Cash provided by (used in) financing activities	69,860	183,514	(1,293,605)	(1,040,231)

Effect of exchange rate changes on cash	—	—	(2,595)	(2,595)

Net increase in cash and cash equivalents	1,931	18,731	77,106	97,768
Cash and cash equivalents at beginning of year	178	3,595	36,130	39,903

Cash and cash equivalents at end of year	$2,109	$22,326	$113,236	$137,671

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(24)	Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2002 and 2001 follows:

	2002

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

		(in thousands, except per share data)
	(Restated)	(Restated)	(Restated)
Total operating revenues	$246,963	$250,777	$244,419	$264,003
Total operating income	17,699	17,236	7,868	14,399

Loss before extraordinary items and cumulative effect of change in accounting principle	$(63,108)	$(2,559)	$(32,170)	$(99,631)
Extraordinary loss on debt extinguishment	(20,841)	(435)	—	—

Loss before cumulative effect of change in accounting principle	(83,949)	(2,994)	(32,170)	(99,631)
Cumulative effect of change in accounting principle	(20,079)	—	—	—

Net loss	(104,028)	(2,994)	(32,170)	(99,631)

Basic net loss per share	(1.08)	(0.03)	(0.33)	(1.04)
Diluted net loss per share	(1.08)	(0.03)	(0.33)	(1.04)

Impact on a per share basis of:
Extraordinary item	(0.22)	(0.01)	—	—
Cumulative effect of change in accounting principle	(0.21)	—	—	—

	2001

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

		(in thousands, except per share data)
				(Restated –
				note 21)
Total operating revenues	$326,350	$306,173	$263,524	$250,274
Total operating income (loss)	2,119	(8,729)	(19,549)	(9,824)
Net earnings (loss)	1,386	(15,535)	(139,615)	(181,347)
Basic net loss per share	(0.01)	(0.17)	(1.37)	(1.89)
Diluted net loss per share	(0.01)	(0.17)	(1.37)	(1.89)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Previously reported financial information for each of the three months ended March 31, June 30 and September 30, 2002 has been revised to reflect the following adjustments:

(a)	At March 31 and June 30, 2002, the Company’s Business Information Group (“BIG”), which publishes trade magazines in Canada, was classified as held for sale under the provisions of SFAS No. 144 and its results were reported in discontinued operations. Effective in the third quarter of 2002 due to changes in circumstances, this group of assets no longer met the criteria under GAAP to be classified as held for sale. Accordingly, the above results have been reclassified to reflect BIG as a component of continuing operations. As a result, operating revenues increased by $6,161,000 and $7,906,000 in the first and second quarter, respectively and operating income increased by $210,000 and $1,300,000 in the first and second quarter, respectively. There was no impact on net earnings (loss).

(b)	Upon initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, the Company classified $117,287,000 of advertiser and subscriber relationship intangible assets as goodwill. However, based on the consensus reached by the Emerging Issues Task Force in Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, the Company has subsequently concluded that its advertiser and subscriber relationship intangible assets do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, the advertiser and subscriber relationship intangible assets were reclassified from goodwill to identifiable intangible assets and continue to be amortized over 30 years.

Amortization expense was increased by $1,145,750 and income tax expense was reduced by approximately $458,500 for each of the three months ended March 31, June 30 and September 30, 2002 to reflect the adjustment to amortization and related tax effect.

The Company’s reclassification of advertiser and subscriber relationship intangible assets apart from goodwill had no impact on the asset impairment tests and the Company’s cumulative effect of a change in accounting principle.

In connection with the above reclassification of advertiser and subscriber relationship intangible assets apart from goodwill, intangible assets were increased by approximately $117.3 million, deferred income tax liability was increased by approximately $35 million, and goodwill decreased by $82.3 million from what had previously been reported as of January 1, 2002.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(c)	The Company completed its transitional impairment test as of January 1, 2002 in the fourth quarter, and wrote down goodwill amounting to $20,079,000. In accordance with SFAS No. 142, the results for the first quarter have also been restated to reflect this adjustment.

(d)	See note 21 for a description of the restatement in 2001 related to the Company’s pension plan assets.

(25)	Subsequent Event

On March 10, 2003, the Company repurchased shares of its Class A common stock and redeemed shares of Series E preferred stock from a subsidiary of Hollinger Inc. and has revised certain debt arrangements it had in place with Hollinger Inc.’s subsidiary. These transactions were completed in conjunction with Hollinger Inc. closing a private placement of Senior Secured Notes.

Contemporaneously with the closing of the private placement, the Company:

(a)	repurchased for cancellation, from one of Hollinger Inc.’s wholly-owned subsidiaries, 2,000,000 shares of Class A common stock of the Company at $8.25 per share for $16.5 million; and

(b)	redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn $146.63 per share being a total of $9.3 million.

As a result, Hollinger Inc.’s equity and voting interests have been reduced to 30.3% and 72.6%, respectively.

Proceeds from the repurchase and redemption were offset against debt due from Hollinger Inc.’s subsidiary (totalling $45,848,000 as of December 31, 2002 and classified as loan to affiliate on the consolidated balance sheet), resulting in net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003. The remaining debt bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Notes (so long as the Notes are outstanding), guaranteed by The Ravelston Corporation Limited, the controlling shareholder of Hollinger Inc., and secured by certain assets of Ravelston.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For the Years Ended December 31, 2002, 2001 and 2000

Following a review by a special committee of the Board of Directors of the Company, comprised entirely of independent directors, of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc. and the subordination of this remaining debt, the special committee approved the new debt arrangements, including the subordination.