Form 10-Q
period 2003-03-31
HOLLINGER INTERNATIONAL INC
filed 2003-05-15
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

Yes ✓	No _________

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2003

Class A Common Stock par value $.01 per share Class B Common Stock par value $.01 per share	71,498,328 shares 14,990,000 shares

TABLE OF CONTENTS

INDEX

HOLLINGER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and March 31, 2002
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

		(Restated -
		Notes 3(a),(b) and (c))
Operating revenues:
Advertising	$182,484	$175,129
Circulation	66,381	60,933
Job printing	3,676	3,790
Other	7,806	7,111

Total operating revenues	260,347	246,963

Operating costs and expenses:
Newsprint	17,999	38,590
Newsprint incurred through joint ventures	19,759	106
Compensation costs	81,205	76,100
Other operating costs	102,988	90,006
Other operating costs incurred through joint ventures	12,497	11,307
Infrequent items	167	177
Depreciation	8,834	8,843
Amortization (note 3(a))	3,415	4,135

Total operating costs and expenses	246,864	229,264

Operating income	13,483	17,699
Other income (expense):
Interest expense	(13,928)	(17,240)
Amortization of deferred financing costs	(598)	(1,886)
Interest and dividend income	4,211	5,807
Foreign currency gains (losses), net (note 7)	43,979	(82,946)
Other income (expense), net (note 7)	(38,915)	(23,292)

Total other expense	(5,251)	(119,557)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	8,232	(101,858)
Income taxes (recovery)	4,189	(18,265)

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	4,043	(83,593)
Minority interest	1,702	356

Earnings (loss) before cumulative effect of change in accounting principle	2,341	(83,949)
Cumulative effect of change in accounting principle	—	(20,079)

Net earnings (loss)	$2,341	$(104,028)

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic	$0.03	$(0.87)
Diluted	$0.03	$(0.87)

Net earnings (loss) per share
Basic	$0.03	$(1.08)
Diluted	$0.03	$(1.08)

Weighted average shares outstanding-basic	89,027	96,048

Weighted average shares outstanding-diluted	89,532	96,048

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2003 and March 31, 2002
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31

	2003	2002

		(Restated Notes
		3(a), (b) and (c))
Net earnings (loss)	$2,341	$(104,028)
Other comprehensive income (loss):
Unrealized gain on securities available for sale, net of taxes	4,039	242
Foreign currency translation adjustment	(21,451)	72,232

Comprehensive loss	$(15,071)	$(31,554)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2003 and December 31, 2002
(Amounts in Thousands)

	March 31	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,473	$113,368
Accounts receivable, net	211,860	205,843
Inventories	8,502	10,194
Prepaid expenses and other current assets	26,552	18,358
Escrow deposits and restricted cash	—	545,952

Total current assets	362,387	893,715
Loan to affiliate	20,349	45,848
Investments	138,220	124,076
Advances under printing contracts and notes receivable — joint ventures	46,821	50,591
Property, plant, and equipment, net of accumulated depreciation	294,771	299,686
Intangible assets, net of accumulated amortization	114,967	117,179
Goodwill	530,775	533,677
Prepaid pension benefit	68,142	63,146
Deferred financing costs and other assets	68,881	60,214

	$1,645,313	$2,188,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,359	$4,814
Senior Subordinated Notes	—	504,906
Accounts payable	78,451	87,445
Accounts payable — joint ventures	12,046	12,454
Accrued expenses	96,746	106,878
Amounts due to related parties, net	32,133	30,358
Income taxes payable	337,779	295,971
Deferred revenue	46,084	42,792

Total current liabilities	608,598	1,085,618
Long term debt, less current installments	572,047	574,658
Deferred income taxes	249,477	249,731
Other liabilities	111,417	132,503

Total liabilities	1,541,539	2,042,510

Minority interest	20,513	17,097

Redeemable preferred stock	—	8,650

Stockholders’ equity:
Convertible preferred stock	—	—
Class A common stock	838	858
Class B common stock	150	150
Additional paid-in capital	432,841	441,476
Accumulated other comprehensive loss	(101,765)	(84,353)
Deficit	(108,843)	(98,296)

	223,221	259,835
Class A common stock in treasury	(139,960)	(139,960)

Total stockholders’ equity	83,261	119,875

	$1,645,313	$2,188,132

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and March 31, 2002
(Amount in Thousands)
(Unaudited)

	2003	2002

		(Restated-
		Notes 3(a),(b) and c))
Cash Flows From Operating Activities:
Net earnings (loss)	$2,341	$(104,028)
Adjustments to reconcile net earnings (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	12,249	12,978
Amortization of deferred financing costs	598	1,886
Minority interest	1,702	356
Premium on debt extinguishments	19,657	26,400
Gain on sale of investments	(900)	—
Loss (gain) on sales of assets	296	(5,433)
Non-cash interest income	(1,659)	(1,244)
Total return equity swap	—	(9,801)
Foreign currency translation loss (note 7(b))	—	78,217
Cumulative effect of change in accounting principle	—	20,079
Other	(33,740)	(8,445)
Changes in working capital, net	(2,397)	(29,907)

Cash used in operating activities	(1,853)	(18,942)

Cash Flows From Investing Activities:
Capital expenditures	(4,093)	(6,069)
Additions to investments and other assets	(5,723)	(3,981)
Proceeds from disposal of investments and other assets	3,971	10,746
Other investing activities	558	—

Cash provided by (used in) investing activities	(5,287)	696

Cash Flows From Financing Activities:
Repayments of long-term debt	(526,769)	(317,701)
Escrow deposits and restricted cash	545,952	—
Changes in amounts due from affiliates (note 9)	(1,557)	(3,459)
Dividends and distributions to minority interests	—	(465)
Cash dividends paid	(4,374)	(9,870)
Other financing activities	(3,041)	275

Cash provided by (used in) financing activities	10,211	(331,220)

Effect of exchange rate changes on cash	(966)	6,181

Net increase (decrease) in cash and cash equivalents	2,105	(343,285)
Cash and cash equivalents at beginning of period	113,368	479,514

Cash and cash equivalents at end of period	$115,473	$136,229

Cash paid for interest	$39,230	$37,201

Cash paid for taxes	$1,230	$3,155

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Unaudited Financial Statements

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that the reader has already read the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 — Principles of Presentation and Consolidation

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at March 31, 2003 held approximately 30.3 % of the combined equity and approximately 72.6 % of the combined voting power of the outstanding Common Stock of the Company.

     The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. At March 31, 2003 the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87%.

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation as described in Note 3 below.

Note 3 — Changes in Accounting Principles and Restatements

(a)  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     Upon initial adoption of SFAS No. 142 the Company classified $117,287,000 of advertiser and subscriber relationship intangible assets as goodwill. However, based on the consensus reached by the Emerging Issues Task Force in Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” in October 2002, the Company subsequently concluded that its advertiser and subscriber relationship intangible assets do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, during the fourth quarter of 2002 the advertiser and subscriber relationship intangible assets were reclassified from goodwill to identifiable intangible assets as of January 1, 2002 and continue to be amortized over 30 years.

     Amortization expense was increased by $1,145,000 and income tax expense was reduced by approximately $458,000 for the three months ended March 31, 2002 from amounts previously reported, to reflect the adjustment to amortization and related tax effect resulting from the reclassification.

     The Company’s reclassification of advertiser and subscriber relationship intangible assets apart from goodwill had no impact on the asset impairment tests and the Company’s cumulative effect of a change in accounting principle.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     In connection with the SFAS No. 142 transitional impairment evaluation, by December 31, 2002 the Company was required to assess whether goodwill was impaired as of January 1, 2002. The Company completed its transitional impairment test as of January 1, 2002 in the quarter ended December 31, 2002 and wrote down goodwill amounting to $20,079,000. In accordance with SFAS No. 142, the results for the quarter ended March 31, 2002 have been restated to reflect this adjustment.

     The changes in the carrying amount of goodwill as of March 31, 2003, as allocated by reportable segment for the three months ended March 31, 2003 are as follows:

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
(In thousands)	Group	Group	Group	Group	Total

Balance as of December 31, 2002	$128,054	$—	$360,394	$45,229	$533,677
Foreign currency translation	—	—	(6,306)	3,404	(2,902)

Balance as of March 31, 2003	$128,054	$—	$354,088	$48,633	$530,775

     The Company’s amortizable intangible assets consist of non-competition agreements with former owners of acquired newspapers which are amortized using the straight-line method over the term of the respective non-competition agreements, which range from 3 to 5 years and subscriber and advertiser relationship intangible assets which are amortized on a straight-line basis over 30 years.

The components of amortizable intangible assets as at March 31, 2003 are as follows:

	Gross
	Carrying	Accumulated	Net Book
(In thousands)	Amount	Amortization	Value

Amortizable intangible assets
Non-competition agreements	$14,000	$10,592	$3,408
Subscriber and advertiser relationships	139,547	27,988	111,559

	$153,547	$38,580	$114,967

Amortization of amortizable intangible assets for the three months ended March 31, 2003 and 2002 was $2,212,000 and $2,087,000, respectively.

(b)  Accounting for the impairment or disposal of long-lived assets

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 extends discontinued operations presentation to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

At March 31, 2002, the Company’s Business Information Group (“BIG”), which publishes trade magazines in Canada, was classified as held for sale under the provisions of SFAS No. 144 and its results were reported in discontinued operations. Effective in the third quarter of 2002 due to changes in circumstances, this group of assets no longer met criteria under GAAP to be classified as held for sale. Accordingly, results for the three months ended March 31, 2002 have been reclassified to reflect BIG as a component of continuing operations. As a result, operating revenues increased by $6,161,000 and operating income increased by $210,000 in the quarter ended March 31, 2002.

(c)  Losses on debt extinguishment

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments requiring that such expenses no longer be treated as extraordinary items unless the items meet the definition of extraordinary per APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As a result of the Company’s adoption of SFAS No. 145, the Company’s net after tax loss on the extinguishment of debt of $20.8 million (pre-tax loss of $34.7 million) for the three months ended March 31, 2002 no longer qualifies as an extraordinary item and has been reclassified to “Other income (expense), net”. Similarly, losses of $37.3 million incurred on the January 22, 2003 extinguishment of senior subordinated notes have been included in “Other income (expense), net” for the three month period ended March 31, 2003.

(d)  Accounting for Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. There was no material impact on adoption of this standard.

(e)  Guarantee Obligations

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the accounting for and disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. For guarantees entered into or modified after December 31, 2002, the Interpretation requires the guarantor to recognize a liability for the non-contingent component of guarantees, being the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued without a premium payment or as part of a transaction with multiple elements. The Company had previously adopted the disclosure requirements of the Interpretation and effective January 1, 2003, applies the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. There has been no change in guarantees by the Company during the quarter except that the uninsured exposure in respect of death benefits for certain journalists reporting from the Middle East has been reduced from £5.2 million to £2.6 million as of March 31, 2003.

(f)  Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIE’s”) which requires that companies that control another entity through interests other than a voting interest should consolidate the controlled entity. In the absence of clear control through a voting equity interest, a company’s exposure (variable interest) to the economic risks and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest. VIE’s created after January 31, 2003, of which the Company has none, must be consolidated immediately. VIE’s existing prior to February 1, 2003 must be consolidated by the Company commencing with its third quarter 2003 interim financial statements. The Company has not yet determined whether it has any VIE’s which will require consolidation.

(g)  New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to the language used in the FASB Interpretation No. 45; and amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt the provisions of SFAS No. 149 for the quarter ending June 30, 2003 and is currently assessing the impact, if any, that the adoption of SFAS No. 149 will have on its results of operations and financial position.

Note 4 — Stock-Based Compensation

The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc., are recorded using the fair value based method and are reflected as a dividend in kind. During the quarter ended March 31, 2003, such dividends amounted to $8.5 million and are recorded as an increase to both Additional paid-in capital and Deficit.

Had the Company determined compensation costs based on the fair value at the grant date of its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended March 31

	2003	2002

	(in thousands except per share amounts)
Net earnings (loss) as reported	$2,341	$(104,028)
Add: compensation expense, as reported	—	—
Deduct: pro forma compensation expense	(1,590)	(1,953)

Pro forma net earnings (loss)	$751	$(105,981)

Basic net earnings (loss) per share as reported	$0.03	$(1.08)
Diluted net earnings (loss) per share as reported	$0.03	$(1.08)
Pro forma basic net earnings (loss) per share	$0.01	$(1.10)
Pro forma diluted net earnings (loss) per share	$0.01	$(1.10)

The fair value of each stock option granted during the three month periods ended March 31, 2003 and 2002 was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarter of each of 2003 and 2002, respectively: dividend yield of 1.89% and 4.1%; expected volatility of 87.2% and 55.2%; risk-free interest rates of 4.25% and 4.5%; expected lives of 10 years. Weighted average fair value of options granted by the Company during the three month periods ended March 31, 2003 and 2002 was $6.65 and $5.65, respectively.

Note 5 — Earnings per share

     The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share before the cumulative effect of change in accounting principle for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net earnings	$2,341
Add dividends:
Series E Preferred Stock	—

Basic EPS
Net earnings available to common stockholders	2,341	89,027	$0.03
Effect of dilutive securities	—	505

Diluted EPS
Net earnings available to common stockholders	$2,341	89,532	$0.03

	Three Months Ended March 31, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands)
Net Loss before cumulative effect of change in accounting principle	$(83,949)
Add dividends:
Series E Preferred Stock	(67)

Basic EPS
Loss before cumulative effect of change in accounting principle available to common stockholders	(84,016)	96,048	$(0.87)
Effect of dilutive securities
None	—	—

Diluted EPS
Loss before cumulative effect of change in accounting principle available to common stockholders	$(84,016)	96,048	$(0.87)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 6 — Segment Information

     The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Community Group includes the results of the Jerusalem Post. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”). Segment information for the three months ended March 31, 2002 has been restated to reflect the matters described in Note 3 including the reclassification of the Company’s Business Information Group as a component of continuing operations and the reclassification of certain components of goodwill as identifiable intangible assets. The following is a summary of the segmented financial data of the Company:

	Three months ended March 31, 2003

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$106,014	$2,742	$134,555	$17,036	$—	$260,347
Depreciation and amortization	$7,862	$207	$3,478	$305	$397	$12,249
Operating income (loss)	$6,294	$(1,718)	$16,579	$(1,517)	$(6,155)	$13,483
Equity in loss of affiliates	$(305)	$—	$(805)	$153	$—	$(957)
Total assets	$559,720	$23,944	$567,454	$225,538	$268,657	$1,645,313
Capital expenditures	$1,651	$189	$1,767	$460	$26	$4,093

	Three months ended March 31, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
	(Restated)
Revenues	$104,735	$3,225	$123,539	$15,464	$—	$246,963
Depreciation and amortization	$8,774	$367	$3,107	$345	$385	$12,978
Operating income (loss)	$3,565	$(1,186)	$22,419	$(2,054)	$(5,045)	$17,699
Equity in loss of affiliates	$(409)	$—	$(764)	$108	$—	$(1,065)
Capital expenditures	$2,399	$2,056	$1,166	$443	$5	$6,069

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 7 — Other Income (Expense)

(a)  Other income (expense), net

	Three months ended March 31

(In thousands)	2003	2002

Loss on extinguishment of debt (Notes 3 (c) and 8)	$(37,291)	$(34,735)
Equity in loss of affiliates	(957)	(1,065)
Total Return Equity Swap	—	8,525
Net gains on sales of investments	900	—
Net gains (losses) on sales of property, plant and equipment	(296)	5,433
Write-down of investments	—	(1,332)
Other	(1,271)	(118)

	$(38,915)	$(23,292)

(b)  Foreign currency losses, net

During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (Note 8). As a result of the substantial liquidation of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78,217,000 were included in net earnings during the three months ended March 31, 2002. These foreign exchange losses had accumulated since the Company’s original investment in the Canadian Newspaper Group and until realized through the substantial liquidation of the Company’s net investment, had been included in the accumulated other comprehensive income component of stockholders’ equity.

(c)  Derivative instruments

The Company may enter into various swap, option and forward contracts from time to time when management believes conditions warrant. Such contracts are limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency risks. If, in management’s view, the conditions that made such arrangements worthwhile no longer exist, the contracts may be closed. At March 31, 2002, there were no material contracts or arrangements of these types other than the forward exchange contract related to the Participation Trust. The foreign currency contract required the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. In March 2002, the Company sold Cdn. $199 million of its foreign currency contract at a time when the exchange rate was 0.6308. The Company entered into an additional foreign currency contract in March 2002 which required the Company to sell Cdn. $50 million on June 25, 2002 at a forward rate of 0.6330. This contract was marked to market and the related gains and losses included in foreign exchange losses, net in other income (expense), net at March 31, 2002.

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

On January 22, 2003 and February 6, 2003, Hollinger International Publishing Inc. (“Publishing”), a subsidiary of the Company, entered into interest rate swaps to convert U.S. $150 million and U.S. $100 million, respectively, of the Publishing Notes issued in December 2002 to floating rates for the period to December 15, 2010, subject to early termination notice.

Changes in the value of derivatives comprising the forward exchange contract and cross-currency swaps described above amounted to a gain of $1.2 million and a loss of $5.3 million in the three months ended March 31, 2003 and 2002, respectively. These changes are reported in foreign currency gains (losses), net on the condensed consolidated statements of operations. The change in the value of derivatives comprising the interest rate swaps amounted to a gain of $1.8 million in the three months ended March 31, 2003 and has been reported in interest expense in the condensed consolidated statements of operations. The fair value of these contracts as of March 31, 2003 and December 31, 2002 is included in the condensed consolidated balance sheets in other liabilities.

Note 8 — Long-term Debt

On February 14, 2002, Publishing commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. On March 15, 2002, $248.9 million in aggregate principal amount had been validly tendered pursuant to the offer and these noteholders were paid out in full. In addition, during the three months ended March 31, 2002, Publishing purchased for retirement an additional $6.0 million in aggregate principal amount of the 8.625% Senior Notes due 2005, $10.1 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2006 and $25.0 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2007. The total principal amount of the Publishing Senior and Senior Subordinated Notes retired during the three months ended March 31, 2002 was $290.0 million. The premiums paid in the first quarter to retire the debt totaled $26.4 million and related deferred financing costs written off totaled $8.3 million.

On December 23, 2002, Publishing completed an offering for 9% Senior Notes due 2010 in the face amount of $300.0 million as well as the closing of a Senior Credit Facility under which $265.0 million was advanced under the term loan provisions of that facility. Proceeds from the 9% Senior Notes and the Senior Credit Facility were used in part to repay the $504.9 million due under its 9.25% Senior Subordinated Notes due 2006 and 2007. Publishing gave notice of redemption to the holders of the Senior Subordinated Notes on December 23, 2002 and retired the Notes in January 2003. Accordingly, the Senior Subordinated Notes remained outstanding as a current liability as at December 31, 2002 with the related financing proceeds held in escrow at that date. Premiums on early redemption totaled $19.7 million and the write-off of related deferred financing costs totaled $17.6 million for a loss on extinguishment of $37.3 million.

Note 9 — Related Party Transactions

(i)	On March 10, 2003, the Company repurchased shares of its Class A common stock and redeemed shares of Series E preferred stock from a subsidiary of Hollinger Inc., its parent, and revised certain debt arrangements it had in place with Hollinger Inc.’s subsidiary. These transactions were completed in conjunction with Hollinger Inc. closing a private placement of Senior Secured Notes.

Contemporaneously with the closing of the private placement, the Company:

(a)	repurchased for cancellation, from one of Hollinger Inc.’s wholly owned subsidiaries, 2,000,000 shares of Class A common stock of the Company at $8.25 per share for a total of $16.5 million; and

(b)	redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn. $146.63 per share being a total of $9.3 million.

As a result, Hollinger Inc.’s equity and voting interests were reduced to 30.3% and 72.6%, respectively.

Proceeds from the repurchase and redemption were offset against debt due from Hollinger Inc.’s subsidiary (totaling $45.8 million as of December 31, 2002 and classified as loan to affiliate on the consolidated balance sheet), resulting in net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003. The remaining debt bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Notes (so long as the Notes are outstanding), guaranteed by the Ravelston Corporation Limited, the controlling shareholder of Hollinger Inc., and secured by certain assets of Ravelston.

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

(ii)  During the quarter, the Company made a venture capital investment of $2.5 million in a fund in which a director of the Company has a minority interest.

Note 10 — Subsequent Events

i) Repurchase of Shares

Commencing April 3, 2003, the Company began purchasing its own shares through the public market and holding the shares acquired as treasury stock. During the period April 3, 2003 to May 5, 2003, the Company acquired 1,000,000 shares of its Class A common stock at an average price of $8.79 per share for total cash consideration of $8.8 million.

ii) Redemption of CanWest Debentures

On April 10, 2003, 3815668 Canada Inc. (the issuer of the 12 1/8% Subordinated Debentures due 2010 received by the Company in partial consideration on sale of certain of the Company’s Canadian newspaper operations to CanWest Global Communications Corp. (“CanWest”) in November 2000) notified the Company of their intention to redeem Cdn. $265.0 million of the 12 1/8% debentures on May 11, 2003. Of the total proceeds received, $159.8 million relates to debentures for which Participations were sold to the Participation Trust and has been paid to the Participation Trust. The balance of $27.6 million was retained by the Company in respect of its interest in the debentures, a portion of which it is unable to transfer to an unaffiliated third party until November 4, 2005.

iii) Reduction of intercompany indebtedness

At the time of the Company’s repurchase and redemption of shares as described in Note 9, the special committee of the Board of Directors referred to in Note 9 also agreed to the partial offset of the remaining $20.4 million of debt owed by a subsidiary of Hollinger Inc. to the Company against amounts owed by the Company to Ravelston Management Inc. (“RMI”). On April 30, 2003, $15.7 million of that debt was transferred to RMI leaving a balance of $4.7 million due to the Company bearing interest at 14.25% or, if paid in additional notes, 16.25%.

Note 11 — Supplemental Condensed Consolidating Financial Information

     The Senior Notes due 2005 and 2010 are obligations of Publishing, a wholly owned subsidiary of the Company. These obligations are guaranteed fully and unconditionally by the Company. No other subsidiary of the Company or of Publishing has guaranteed the securities.

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

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2003
 (Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$182,484	$182,484
Circulation	—	—	66,381	66,381
Job Printing	—	—	3,676	3,676
Other	—	—	7,806	7,806

Total operating revenues	—	—	260,347	260,347

Operating costs and expenses:
Newsprint	—	—	17,999	17,999
Newsprint incurred through joint ventures	—	—	19,759	19,759
Compensation costs	—	954	80,251	81,205
Other operating costs	366	6,352	96,270	102,988
Other operating costs incurred through joint ventures	—	—	12,497	12,497
Infrequent items	—	—	167	167
Depreciation	—	326	8,508	8,834
Amortization	—	—	3,415	3,415

Total operating costs and expenses	366	7,632	238,866	246,864

Operating income (loss)	(366)	(7,632)	21,481	13,483

Other income (expense):
Interest expense	—	(7,829)	(6,099)	(13,928)
Amortization of deferred financing costs	—	(598)	—	(598)
Interest and dividend income	468	6,013	(2,270)	4,211
Foreign currency gains (losses), net	31,291	403	12,285	43,979
Other income (expense), net	(18,733)	(23,250)	3,068	(38,915)

Total other income (expense)	13,026	(25,261)	6,984	(5,251)

Earnings (loss) before income taxes and minority interest	12,660	(32,893)	28,465	8,232
Provision for income tax (recovery)	10,319	(18,464)	12,334	4,189

Earnings (loss) before minority interest	2,341	(14,429)	16,131	4,043
Minority interest	—	—	1,702	1,702

Net earnings (loss)	$2,341	$(14,429)	$14,429	$2,341

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$175,129	$175,129
Circulation	—	—	60,933	60,933
Job Printing	—	—	3,790	3,790
Other	—	—	7,111	7,111

Total operating revenues	—	—	246,963	246,963

Operating costs and expenses:
Newsprint	—	—	38,590	38,590
Newsprint incurred through joint ventures	—	—	106	106
Compensation costs	—	803	75,297	76,100
Other operating costs	134	5,730	84,142	90,006
Other operating costs incurred through joint ventures	—	—	11,307	11,307
Infrequent items	—	—	177	177
Depreciation	—	323	8,520	8,843
Amortization	—	—	4,135	4,135

Total operating costs and expenses	134	6,856	222,274	229,264

Operating income (loss)	(134)	(6,856)	24,689	17,699

Other income (expense):
Interest expense	—	(17,049)	(191)	(17,240)
Amortization of deferred financing costs	—	(1,886)	—	(1,886)
Interest and dividend income	796	1,310	3,701	5,807
Foreign currency gains (losses) net	4,381	(3,218)	(84,109)	(82,946)
Other income (expense), net	(109,184)	(89,610)	175,502	(23,292)

Total other income (expense)	(104,007)	(110,453)	94,903	(119,557)

Earnings (loss) before income taxes and minority interest	(104,141)	(117,309)	119,592	(101,858)
Provision for income tax (recovery)	(113)	(18,992)	840	(18,265)

Loss before minority interest	(104,028)	(98,317)	118,752	(83,593)
Minority interest	—	—	356	356

Earnings (loss) before cumulative effect of change in accounting principle	(104,028)	(98,317)	118,396	(83,949)
Cumulative effect of change in accounting principle	—	—	(20,079)	(20,079)

Net earnings (loss)	$(104,028)	$(98,317)	$98,317	$(104,028)

Hollinger International Inc.
Condensed Consolidating Balance Sheet as of March 31, 2003
(Amounts in thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$34,039	$15,378	$66,056	$115,473
Accounts receivable, net	151	196	211,513	211,860
Intercompany accounts receivable	9,327	380,439	(389,766)	—
Inventories	—	—	8,502	8,502
Prepaid expenses and other current assets	28	84	26,440	26,552

Total current assets	43,545	396,097	(77,255)	362,387
Loan to affiliate	20,349	—	—	20,349
Investments	257,835	1,340,345	(1,459,960)	138,220
Advances under printing contracts and notes receivable — joint ventures	—	—	46,821	46,821
Property, plant and equipment, net of accumulated depreciation	—	4,591	290,180	294,771
Intangible assets, net of accumulated amortization	—	—	114,967	114,967
Goodwill	—	—	530,775	530,775
Prepaid pension benefit	—	—	68,142	68,142
Deferred financing costs and other assets	22,383	24,154	22,344	68,881

	$344,112	$1,765,187	$(463,986)	$1,645,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$5,359	$5,359
Accounts payable	15	23	78,413	78,451
Accounts payable — joint ventures	—	—	12,046	12,046
Accrued expenses	5,081	8,368	83,297	96,746
Amounts due to related parties, net	223,252	1,023,580	(1,214,699)	32,133
Income taxes payable (recoverable)	53,310	(17,616)	302,085	337,779
Deferred revenue	—	—	46,084	46,084

Total current liabilities	281,658	1,014,355	(687,415)	608,598
Long term debt, less current installments	—	305,082	266,965	572,047
Deferred income taxes	(20,807)	59,603	210,681	249,477
Other liabilities	—	—	111,417	111,417

Total liabilities	260,851	1,379,040	(98,352)	1,541,539

Minority interest	—	—	20,513	20,513

Redeemable preferred stock	—	138,309	(138,309)	—

Total stockholders’ equity	83,261	247,838	(247,838)	83,261

	$344,112	$1,765,187	$(463,986)	$1,645,313

Hollinger International Inc.
Condensed Consolidating Balance Sheet as of December 31, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$39,750	$11,394	$62,224	$113,368
Accounts receivable, net	407	282	205,154	205,843
Amounts due from related companies, net	191	15,968	(16,159)	—
Intercompany accounts receivable	8,921	358,950	(367,871)	—
Inventories	—	—	10,194	10,194
Prepaid expenses and other current assets	7	56	18,295	18,358
Escrow deposits and restricted cash	—	545,952	—	545,952

Total current assets	49,276	932,602	(88,163)	893,715
Loan to affiliate	45,848	—	—	45,848
Investments	273,151	1,340,857	(1,489,932)	124,076
Advances under printing contracts and notes receivable — joint ventures	—	—	50,591	50,591
Property, plant and equipment, net of accumulated depreciation	—	4,891	294,795	299,686
Intangible assets, net of accumulated amortization	—	—	117,179	117,179
Goodwill	—	—	533,677	533,677
Prepaid pension benefit	—	—	63,146	63,146
Deferred financing costs and other assets	66	37,456	22,692	60,214

	$368,341	$2,315,806	$(496,015)	$2,188,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$4,814	$4,814
Senior Subordinated Notes	—	504,906	—	504,906
Accounts payable	247	207	86,991	87,445
Accounts payable — joint ventures	—	—	12,454	12,454
Accrued expenses	5,101	18,748	83,029	106,878
Amounts due to related parties, net	194,182	1,034,417	(1,198,241)	30,358
Income taxes payable (recoverable)	53,310	(22,226)	264,887	295,971
Deferred revenue	—	—	42,792	42,792

Total current liabilities	252,840	1,536,052	(703,274)	1,085,618
Long term debt, less current installments	—	305,082	269,576	574,658
Deferred income taxes	(23,300)	69,362	203,669	249,731
Other liabilities	10,276	—	122,227	132,503

Total liabilities	239,816	1,910,496	(107,802)	2,042,510

Minority interest	—	—	17,097	17,097

Redeemable preferred stock	8,650	138,309	(138,309)	8,650

Total stockholders’ equity	119,875	267,001	(267,001)	119,875

	$368,341	$2,315,806	$(496,015)	$2,188,132

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2003
(Amounts in Thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$2,341	$(14,429)	$14,429	$2,341
Items not involving cash:
Depreciation and amortization	—	326	11,923	12,249
Amortization of debt issue costs	—	598	—	598
Minority interest	—	—	1,702	1,702
Premium on debt extinguishments	—	19,657	—	19,657
Gain on sale of investments	—	—	(900)	(900)
Loss on sale of assets	—	—	296	296
Non-cash interest income	(77)	—	(1,582)	(1,659)
Other non-cash items	2,797	(939)	(35,598)	(33,740)
Changes in working capital, net	(32,666)	(5,824)	36,093	(2,397)

Cash provided by (used in) operating activities	(27,605)	(611)	26,363	(1,853)

Cash Flows From Investing Activities:
Capital expenditures	—	(26)	(4,067)	(4,093)
Additions to investments and other assets	(2,500)	—	(3,223)	(5,723)
Proceeds from disposal of investments and other assets	—	—	3,971	3,971
Other investing activities	—	—	558	558

Cash used in investing activities	(2,500)	(26)	(2,761)	(5,287)

Cash Flows From Financing Activities:
Repayment of long-term debt	—	(524,563)	(2,206)	(526,769)
Escrow deposits and restricted cash	—	545,952	—	545,952
Changes in amounts due from affiliates	28,658	(16,768)	(13,447)	(1,557)
Cash dividends paid	(4,374)	—	—	(4,374)
Other financing activities	110	—	(3,151)	(3,041)

Cash provided by (used in) financing activities	24,394	4,621	(18,804)	10,211

Effect of exchange rate changes on cash	—	—	(966)	(966)

Net increase (decrease) in cash and cash equivalents	(5,711)	3,984	3,832	2,105
Cash and cash equivalents at beginning of period	39,750	11,394	62,224	113,368

Cash and cash equivalents at end of period	$34,039	$15,378	$66,056	$115,473

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2002
(Amounts in thousands)

	Hollinger
	International Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$(104,028)	$(98,317)	$98,317	$(104,028)
Items not involving cash:
Depreciation and amortization	—	493	12,485	12,978
Amortization of debt issue costs	—	1,886	—	1,886
Minority interest	—	—	356	356
Premium on debt extinguishments	—	26,400	—	26,400
Gain on sales of assets	—	—	(5,433)	(5,433)
Non-cash interest income	—	—	(1,244)	(1,244)
Total Return Equity Swap	(9,801)	—	—	(9,801)
Foreign currency translation loss	6,420	—	71,797	78,217
Cumulative effect of change in accounting principle	—	—	20,079	20,079
Other non-cash items	105,342	66,508	(180,295)	(8,445)
Changes in working capital, net	(3,408)	(21,079)	(5,420)	(29,907)

Cash provided by (used in) operating activities	(5,475)	(24,109)	10,642	(18,942)

Cash Flows From Investing Activities:
Capital expenditures	—	(5)	(6,064)	(6,069)
Additions to investments and other assets	—	—	(3,981)	(3,981)
Proceeds from disposal of investments and other assets	—	602,200	(591,454)	10,746

Cash provided by (used in) investing activities	—	602,195	(601,499)	696

Cash Flows From Financing Activities:
Repayments of long-term debt	—	(316,412)	(1,289)	(317,701)
Changes in amounts due from affiliates	823	(332,771)	328,489	(3,459)
Dividends and distributions to minority interests	—	—	(465)	(465)
Cash dividends paid	(9,870)	—	—	(9,870)
Other financing activities	142	—	133	275

Cash provided by (used in) financing activities	(8,905)	(649,183)	326,868	(331,220)

Effect of exchange rate changes on cash	—	—	6,181	6,181

Net decrease in cash and cash equivalents	(14,380)	(71,097)	(257,808)	(343,285)
Cash and cash equivalents at beginning of period	64,247	101,333	313,934	479,514

Cash and cash equivalents at end of period	$49,867	$30,236	$56,126	$136,229

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Jerusalem Post and related publications. The U.K. Newspaper Group includes the operating results of the Telegraph, its subsidiaries and joint ventures. The Canadian Newspaper Group consists of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company’s 87% interest in Hollinger L.P.

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”, as described in Note 3(d) to the Condensed Consolidated Financial Statements.

Effective January 1, 2003, the Company adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” as described in Note 3 (c) to the Condensed Consolidated Financial Statements relating to the presentation of losses on debt extinguishment.

Effective January 1, 2003, the Company adopted the requirements of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 3(e) to the Condensed Consolidated Financial Statements with respect to the recording of liabilities for certain guarantees.

As a result of the adoption of the above statements and interpretations, as well as other guidance issued during the course of 2002, and changes in circumstances affecting the manner of presentation, the results for the three month period ended March 31, 2002 have been restated as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The following discussion reflects the restated amounts.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings in the first quarter 2003 amounted to $2.3 million or net earnings of $0.03 per share compared to a net loss of $104.0 million in the first quarter 2002 or a net loss of $1.08 per share. In both quarters, there were a number of infrequent and unusual items affecting the net earnings and net loss. In the first quarter of 2003, such items included primarily losses of $37.3 million on the extinguishment of debt in January 2003 offset by a gain on the sale of a marketable investment of $0.9 million and a foreign exchange gain on our Participation Trust obligations totaling $43.3 million, all on a before tax basis. In the first quarter of 2002, infrequent and unusual items primarily included foreign exchange losses before tax of $78.2 million related to the substantial liquidation of the Company’s investment in the Canadian Newspaper Group, a before tax loss of $34.7 million related to the early retirement of debt offset in part by a gain in respect of the Total Return Equity Swap (terminated in the fourth quarter of 2002) and gains on asset sales.

Operating revenue and operating income in first quarter 2003 were $260.3 million and $13.5 million, respectively, compared with $247.0 million and $17.7 million in 2002. The increase in operating revenue of $13.3 million is principally a reflection of an increase in revenue at the UK Newspaper Group, a consequence of the strengthening of the British pound against the U.S. dollar, with smaller revenue gains at the Chicago Newspaper Group and the Canadian Newspaper Group.

Total operating costs and expenses increased by $17.6 million to $246.9 million in the first quarter of 2003 from $229.3 million in the first quarter of 2002. The increase is primarily a result of an increase in other operating costs at the U.K. Newspaper Group. That increase reflects both an actual increase in costs measured in British pounds as well as an increase due to a strengthening of the British pound against the dollar.

Interest expense totaled $13.9 million in the first quarter 2003 compared with $17.2 million in the prior year period. The reduction reflects more favorable interest rates on debt outstanding during the quarter than those on debt in the prior year quarter, a reduction in the average level of indebtedness outstanding during the quarter and a reduction in the amortization expense of deferred financing costs.

Interest and dividend income was $4.2 million in the first quarter 2003 compared with $5.8 million in the same quarter of 2002. The net reduction of $1.6 million in interest and dividend income results from numerous factors including the length of time during the respective quarters that funds were held for debt retirement, interest earned in the prior year on income tax overpayments and interest on the CanWest debentures.

Net foreign currency gains in first quarter 2003 amounted to $44.0 million compared with net foreign currency losses of $82.9 million in the first quarter 2002. Foreign exchange gains on the Participation Trust obligations were $43.3 million and accounted for the largest portion of the first quarter 2003 gain whereas losses of $78.2 million on the substantial liquidation of the Company’s investment in the Canadian Newspaper Group accounted for the major portion of the prior year first quarter loss.

Net other income (expense) in first quarter 2003 amounted to a loss of $38.9 million and consisted primarily of the write-off of deferred financing costs and premiums paid of $37.3 million on the redemption of the Company’s 9.25% Senior Subordinated notes in January 2003. Net other income (expense) for first quarter 2002 amounted to a loss of $23.3 million and primarily included the write-off of deferred financing charges and premiums paid on the redemption of the Company’s 8.625% Senior Notes totaling $34.7 million offset by gains on the Total Return Equity Swaps of $8.5 million and net gains on sales of assets totaling $5.4 million.

Minority interest in 2003 totaled $1.7 million compared to $0.3 million in 2002. Minority interest represents the minority share of net earnings of Hollinger L.P. The increase is due primarily to foreign exchange gains in Hollinger L.P. as a result of the strengthening of the Canadian dollar.

	Three Months Ended March 31,

	2003	2002

	(dollar amounts in thousands)
		(Restated)
Operating revenues:
Chicago Group	$106,014	$104,735
Community Group	2,742	3,225
U.K. Newspaper Group	134,555	123,539
Canadian Newspaper Group	17,036	15,464
Investment and Corporate Group	—	—

Total operating revenue	$260,347	$246,963

Operating income (loss)
Chicago Group	$6,294	$3,565
Community Group	(1,718)	(1,186)
U.K. Newspaper Group	16,579	22,419
Canadian Newspaper Group	(1,517)	(2,054)
Investment and Corporate Group	(6,155)	(5,045)

Total operating income (loss)	$13,483	$17,699

Operating revenues:
Chicago Group	40.7%	42.4%
Community Group	1.1%	1.3%
U.K. Newspaper Group	51.7%	50.0%
Canadian Newspaper Group	6.5%	6.3%
Investment and Corporate Group	0.0%	0.0%

Total operating revenue	100.0%	100.0%

Operating income (loss)
Chicago Group	46.7%	20.1%
Community Group	-12.7%	-6.7%
U.K. Newspaper Group	123.0%	126.7%
Canadian Newspaper Group	-11.3%	-11.6%
Investment and Corporate Group	-45.7%	-28.5%

Total operating income (loss)	100.0%	100.0%

Operating income margin:
Chicago Group	5.9%	3.4%
Community Group	Neg.	Neg.
U.K. Newspaper Group	12.3%	18.1%
Canadian Newspaper Group	Neg.	Neg.
Investment and Corporate Group	N/A	N/A

Total operating income margin	5.2%	7.2%

	Three Months Ended March 31,

	2003	2002

	(dollar amounts in thousands)
		(Restated)
Chicago Group
Operating revenue
Advertising	$81,188	$79,380
Circulation	22,010	22,852
Job printing and other	2,816	2,503

Total operating revenue	106,014	104,735

Operating costs
Newsprint	16,255	16,795
Compensation costs	43,321	43,053
Other operating costs	32,115	32,371
Infrequent items	167	177
Depreciation	4,447	4,639
Amortization	3,415	4,135

Total operating costs	99,720	101,170

Operating income	$6,294	$3,565

Community Group
Operating revenue
Advertising	$874	$986
Circulation	1,529	1,545
Job printing and other	339	694

Total operating revenue	2,742	3,225

Operating costs
Newsprint	305	461
Compensation costs	1,498	1,895
Other operating costs	2,450	1,688
Depreciation	207	367

Total operating costs	4,460	4,411

Operating loss	$(1,718)	$(1,186)

U.K. Newspaper Group
Operating revenue
Advertising	$88,291	$83,934
Circulation	40,209	33,952
Job printing and other	6,055	5,653

Total operating revenue	134,555	123,539

Operating costs
Newsprint	19,759	20,185
Compensation costs	25,785	22,065
Other operating costs	68,954	55,763
Depreciation	3,478	3,107

Total operating costs	117,976	101,120

Operating income	$16,579	$22,419

	Three Months Ended March 31,

	2003	2002

	(dollar amounts in thousands)
		(Restated)
Canadian Newspaper Group
Operating revenue
Advertising	$12,131	$10,829
Circulation	2,633	2,584
Job printing and other	2,272	2,051

Total operating revenue	17,036	15,464

Operating costs
Newsprint	1,439	1,255
Compensation costs	9,646	8,282
Other operating costs	7,163	7,636
Depreciation	305	345

Total operating costs	18,553	17,518

Operating loss	$(1,517)	$(2,054)

Investment and Corporate Group
Operating revenue
Advertising	$—	$—
Circulation	—	—
Job printing and other	—	—

Total operating revenue	—	—

Operating costs
Newsprint	—	—
Compensation costs	955	805
Other operating costs	4,803	3,855
Depreciation	397	385

Total operating costs	6,155	5,045

Operating loss	$(6,155)	$(5,045)

	Three Months Ended March 31,

	2003	2002

	Percentage	Percentage
		(Restated)
Chicago Group
Operating revenue
Advertising	76.6%	75.8%
Circulation	20.8%	21.8%
Job printing and other	2.6%	2.4%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	15.3%	16.0%
Compensation costs	40.9%	41.1%
Other operating costs	30.3%	30.9%
Infrequent items	0.2%	0.2%
Depreciation	4.2%	4.4%
Amortization	3.2%	4.0%

Total operating costs	94.1%	96.6%

Operating income	5.9%	3.4%

Community Group
Operating revenue
Advertising	31.9%	30.6%
Circulation	55.8%	47.9%
Job printing and other	12.3%	21.5%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	11.1%	14.3%
Compensation costs	54.6%	58.8%
Other operating costs	89.4%	52.3%
Depreciation	7.6%	11.4%

Total operating costs	162.7%	136.8%

Operating loss	-62.7%	-36.8%

U.K. Newspaper Group
Operating revenue
Advertising	65.6%	67.9%
Circulation	29.9%	27.5%
Job printing and other	4.5%	4.6%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	14.7%	16.4%
Compensation costs	19.2%	17.9%
Other operating costs	51.2%	45.1%
Depreciation	2.6%	2.5%

Total operating costs	87.7%	81.9%

Operating income	12.3%	18.1%

	Three Months Ended March 31,

	2003	2002

	Percentage	Percentage
		(Restated)
Canadian Newspaper Group
Operating revenue
Advertising	71.2%	70.0%
Circulation	15.5%	16.7%
Job printing and other	13.3%	13.3%

Total operating revenue	100.0%	100.0%

Operating costs
Newsprint	8.5%	8.1%
Compensation costs	56.6%	53.6%
Other operating costs	42.0%	49.4%
Depreciation	1.8%	2.2%

Total operating costs	108.9%	113.3%

Operating loss	-8.9%	-13.3%

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $106.0 million in first quarter 2003 compared with $104.7 million in 2002, an increase of $1.3 million or 1.2%. Advertising revenue in first quarter 2003 was $81.2 million compared with $79.4 million in 2002, an increase of $1.8 million or 2.3%. Advertising revenue at the Chicago Sun-Times at $40.2 million for the first quarter of 2003 increased by $0.6 million or 1.5% over first quarter 2002 advertising revenue of $39.6 million. The balance of the Chicago Group had advertising revenues of $41.0 million, up $1.2 million or 3.0% from the prior year. The increased advertising revenue at the Chicago Sun-Times reflected increases in all three advertising revenue categories: national, retail and classified. Increases at other Chicago Group operations came from increases in retail and classified advertising.

Circulation revenue in first quarter 2003 was $22.0 million compared with $22.9 million in 2002, a decrease of $0.9 million or 3.9%. The decrease was a consequence of price discounting and reduced volume. The Chicago Sun-Times average daily circulation in the first quarter 2003 was approximately 4,000 lower than the average daily paid circulation in the first quarter 2002. Printing and other revenue was $2.8 million in 2003 compared with $2.5 million in 2002, an increase of $0.3 million.

Total operating costs in 2003 were $99.7 million compared with $101.2 million in 2002, a decrease of $1.5 million.

Newsprint expense in the first quarter 2003 was $16.3 million compared with $16.8 million in 2002, a decrease of $0.5 million or 3.1%. Total newsprint consumption in the quarter increased by 4.0% over the first quarter of 2002 with per tonne average costs declining by about 7.0% from first quarter 2002 average cost. Compensation costs at $43.3 million in 2003 increased by only $0.3 million or 0.7% over compensation costs of $43.0 million in 2002. Control over staffing levels and wage and salary increases have been offset by substantial increases in the costs of employee benefits over the prior year. Other operating costs at $32.1 million in the first quarter of 2003 were relatively unchanged from other costs of $32.4 million in 2002. Depreciation and amortization at $7.9 million is $0.9 million lower than that in the first quarter of 2002 of $8.8 million.

Operating income was $6.3 million in first quarter 2003 compared to $3.6 million in first quarter 2002, an increase of $2.7 million. The increase in operating income was largely a result of increased advertising revenue, lower newsprint costs and a reduction of $0.9 million in depreciation and amortization charges offset in part by lower circulation revenue. The increase reflects continued efforts at cost control combined with a modest increase in revenue over the prior year.

U.K. Newspaper Group

Operating revenues for the U.K. Newspaper Group were $134.6 million in 2003 compared with $123.5 million in 2002, an increase of $11.1 million or 9.0%. In pounds sterling, operating revenues in 2003 were £84.0 million compared with £86.6 million in 2002, a decrease of £2.6 million or 3.0%. The decrease in operating revenue relates entirely to declines in advertising revenue from £58.9 million in 2002 to £55.1 million in 2003, a decrease of £3.8 million or 6.5%. The major portion of the decrease occurred in March of 2003, reflecting continuing poor overall confidence in the economy. Display advertising was down 6.4% year over year with recruitment advertising and auto advertising down by 17.5% and 12.0% respectively. The reduction is largely a consequence of declining linage with overall average rates showing little movement from the prior year.

Circulation revenues improved from £23.8 million in the first quarter of 2002 to £25.1 million in 2003, an increase of £1.3 million or 5.5%. Circulation volume has declined in the first quarter of 2003 from that in the prior year period as a result of management’s decision to reduce both bulk and foreign print sales and to reinvest the significant associated costs in developing and marketing the newspapers. In spite of the planned reductions in circulation, at an average daily circulation of 926,500 in March, The Daily Telegraph remains approximately 250,000 copies ahead of its nearest competitor. Those declines were compensated for by the impact of a price increase implemented in September of 2002 and, as price increases are only implemented as existing subscription programs expire, the continuing impact of a September 2001 price increase.

Newsprint costs were £12.3 million in the first quarter of 2003 compared to £14.2 million in the prior year, a reduction of £1.9 million or 13.4% reflecting reduced pagination as a consequence of lower advertising volumes, the reduction in bulk sampling and foreign sales as well as a 7.1% reduction in average unit prices for newsprint.

Compensation costs for the first quarter 2003 were £16.1 million compared to £15.5 million in the comparable prior year quarter, an increase of £0.6 million or 3.9%. The increase is in part due to a 0.6% increase in staffing levels with the balance largely due to increases in rates of compensation.

Other operating expenses were £43.0 million in 2003 compared with £39.1 million in 2002, an increase of £3.9 million or 10.0%. Other operating expenses increased primarily due to increased marketing activities.

Operating income in first quarter 2003 was $16.6 million, a decrease of $5.8 million or 25.9% from prior year operating income of $22.4 million. The decrease primarily reflects declines in the volume of advertising, increased costs, particularly other operating expenses, and a strengthening of the British pound against the U.S. dollar partially offset by increases in circulation revenue and a reduction in newsprint costs.

Canadian Newspaper Group

Operating revenues in the Canadian Newspaper Group in first quarter 2003 were $17.0 million compared with $15.5 million in 2002, an increase of $1.5 million or 9.7%. The first quarter 2003 operating loss was $1.5 million compared to $2.1 million in the prior year. The results for the Canadian Newspaper Group include pension and post-retirement obligation expense of Cdn. $1.9 million in 2003 relating to employees formerly employed by Southam Publications and in respect of whom the obligations were not assumed by CanWest, purchaser of the related newspapers. In the first quarter of 2002, those pension and post-retirement obligation expenses totaled Cdn. $1.9 million. Changes in the average foreign exchange rate during the first quarters of 2003 and 2002 did not have a significant impact on the Company’s overall operating income.

Community Group

Operating revenue and operating income for the Community Group were $2.7 million and a loss of $1.7 million in the first quarter 2003 compared with $3.2 million and a loss of $1.2 million in 2002.

Investment and Corporate Group

Operating costs of the Investment and Corporate Group were $6.2 million in first quarter 2003 compared with $5.0 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At March 31, 2003, working capital, excluding debt obligations and related funds held in escrow, was a deficiency of $240.9 million compared to a deficiency of $228.1 million at December 31, 2002. Current assets excluding escrow funds and restricted cash were $362.4 million at March 31, 2003 and $347.8 million at December 31, 2002. Current liabilities, excluding debt obligations, were $603.2 million at March 31, 2003, compared with $575.9 million at December 31, 2002. The $12.8 million decrease in working capital is primarily the result of an increase in income taxes payable in U.S. dollar terms largely as a consequence of the strengthening of the Canadian dollar against the U.S. dollar.

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

Debt

Long-term debt, including the current portion, was $577.4 million at March 31, 2003 compared with $1,084.4 million at December 31, 2002. During the first quarter 2003, the Company retired $504.9 million principal amount of Senior Subordinated Notes, repaid $1.1 million of debt due under its Senior Credit Facility and reduced other debt by $1.1 million. Under the terms of the Senior Credit Facility, the Company is required to repay $2.8 million of amounts advanced as term debt during the remainder of 2003.

During the term of the Senior Credit Facility, the Company is required to make partial principal repayments in each year as follows:

(in thousands)
2003	$3,875
2004	7,263
2005	9,513
2006	11,762
2007	14,012
Later years	218,575

$265,000

Cash Flows

Cash flows used in operating activities were $1.9 million in the three months ended March 31, 2003, compared with $18.9 million in 2002. Excluding changes in working capital (other than cash), cash flows provided by operating activities were $0.5 million in 2003 and $11.0 million in 2002.

Cash flows used in investing activities were $5.3 million in 2003 compared with cash flows provided by investing activities of $0.7 million in 2002.

Cash flows provided by financing activities were $10.2 million in 2003 and cash flows used in financing activities were $331.2 million in 2002. In 2003, the Company repaid $504.9 million of long-term debt from escrow deposits and restricted cash on hand at December 31, 2002 raised upon issuance of the 9% Senior Notes and completion of the Senior Credit Facility. In 2002, the Company repaid $291.3 million of long-term debt primarily from available cash balances. Long-term debt repayments as disclosed in the Condensed Consolidated Statements of Cash Flows include both principal repayments and premiums paid on extinguishment of debt.

Capital Expenditures

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures out of cash provided by their respective operating activities and anticipate that they will have sufficient cash flow to continue to do so.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate, however, certain agreements binding Publishing and other subsidiaries of the Company contain such restrictive provisions which may limit amounts available to the Company for the payment of dividends.

Although the amount available for the payment of dividends and other obligations by the Company at any time is limited as described above, the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

Other

Certain of the statements in this Form 10-Q may be deemed to be “forward looking” statements. Refer to the Company’s Annual Report on Form 10-K for a discussion of factors that may affect such statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint Newsprint prices continued to fluctuate and on a consolidated basis newsprint expense amounted to $37.8 million in 2003 and $38.7 million in 2002. Management believes that newsprint prices could continue to show significant price variations in the future. We anticipate a newsprint price increase of $35 per tonne during the second quarter of 2003 the effect of which will be limited to our Chicago Group and Canadian Group operations. In the United Kingdom, newsprint prices payable by the Company in 2003 pursuant to longer-term contracts are less than the average prices paid in 2002. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during the three months ended March 31, 2003, a change in the price of newsprint of $50 per tonne would increase or decrease net income for the quarter by about $2.2 million.

     Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

     Interest Rates At March 31, 2003, the Company had debt totaling $250.0 million which is subject to interest calculated at floating rates as a consequence of fixed to floating swaps arranged by the Company. The current rates of interest are fixed until the third quarter of 2003. A 1% change in the interest rate would result in a change in interest costs in respect of such debt of $0.6 million for the quarter.

     Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the three months ended March 31, 2003, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported net earnings for the three months ended March 31, 2003:

	Actual Average
	2003 Rate	Increase/Decrease

United Kingdom	$1.60/£	$255,000
Canada	$0.66/Cdn. $	$46,184,000	(1)

(1)	Included in the increase/decrease noted is $45.7 million in respect of the Company’s sale of Participations as noted below.

In 2001, the Company sold Participations in Cdn. $756.8 million principal amount of CanWest debentures to a special purpose trust (“Participation Trust”). In respect of these debentures, based on the original Canadian principal amount, the Company will eventually be required to deliver to the Participation Trust, debentures with a principal amount equivalent to $490.5 million, which equates to a fixed rate of exchange of 0.6482 United States dollars to each Canadian dollar. At March 31, 2003, the obligation to the Participation Trust was $592.8 million and the corresponding CanWest debentures had a principal amount receivable of Cdn. $914.5 million.

As the requirement to deliver debentures is a U.S. dollar obligation and the notes are denominated in Canadian dollars, the Company is exposed to fluctuations in the related exchange rate. A $0.05 change in the rate of exchange of U.S. dollars into Canadian dollars applied to the Cdn. $914.5 million principal amount of CanWest debentures at March 31, 2003 would result in a $45.7 million loss or gain to the Company. Subsequent to March 31, 2003, CanWest redeemed a total of Cdn. $265.0 million principal amount of debentures and, of the total proceeds received, $159.8 million was paid to the Participation Trust. Upon receipt of the notice of redemption, the Company entered into a U.S. dollar forward purchase contract for the full amount of the Canadian dollar redemption proceeds to coincide with the date of receipt of the proceeds.

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

     Item 4. Controls and Procedures

     Controls and Procedures Pursuant to Exchange Act Rule 13a-14, an evaluation of the effectiveness of Hollinger International Inc.’s disclosure controls and procedures was undertaken by its Chairman and Chief Executive Officer and its Vice President Finance and Chief Financial Officer, the Company’s principal executive officer and principal financial officer, respectively, within the 90 day period prior to the filing of this quarterly report. Based on that evaluation, the Chief Executive Office and Chief Financial Officer have each concluded that the disclosure controls and procedures as at the time of the evaluation were effective in ensuring that material information requiring disclosure in this filing was brought to their attention on a timely basis. There have been no changes in the Company’s internal controls or in other factors that would significantly affect internal controls since the date of that evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1                      Certification
99.2                      Certification

(b)  Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: May 15, 2003	By:	/s/ Conrad M. Black
Lord Black of Crossharbour, PC(C), OC, KCSG Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Peter K. Lane
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Peter K. Lane

Peter K. Lane
Vice President and
Chief Financial Officer