Form 10-Q
period 2003-06-30
HOLLINGER INTERNATIONAL INC
filed 2003-08-18
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2003

Class A Common Stock par value $.01 per share	71,498,328 shares

Class B Common Stock par value $.01 per share	14,990,000 shares

TABLE OF CONTENTS
INDEX
HOLLINGER INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2003 and June 30, 2002
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

		(Restated -		(Restated -
		Notes 3(a),(c) and (d))		Notes 3(a),(c) and (d))
Operating revenues:
Advertising	$184,207	$179,415	$366,691	$354,544
Circulation	67,978	58,479	134,359	119,412
Job printing	4,283	5,019	7,959	8,809
Other	7,916	7,864	15,722	14,975

Total operating revenues	264,384	250,777	524,731	497,740

Operating costs and expenses:
Newsprint	15,765	17,274	33,764	55,864
Newsprint incurred through joint ventures	18,193	19,800	37,952	19,906
Compensation costs	82,640	76,341	163,845	152,441
Stock-based compensation	—	95	—	95
Other operating costs	104,089	97,276	207,077	187,282
Other operating costs incurred through joint ventures	11,826	10,212	24,323	21,519
Infrequent items	34	94	201	271
Depreciation	9,992	8,799	18,826	17,642
Amortization (note 3(a))	3,342	3,650	6,757	7,785

Total operating costs and expenses	245,881	233,541	492,745	462,805

Operating income	18,503	17,236	31,986	34,935
Other income (expense):
Interest expense	(6,542)	(12,799)	(20,470)	(30,039)
Amortization of deferred financing costs	(607)	(1,232)	(1,205)	(3,118)
Interest and dividend income	5,127	3,943	9,338	9,750
Foreign currency gains (losses), net (note 7)	30,599	2,812	74,578	(80,134)
Other income (expense), net (note 7)	465	(8,305)	(38,450)	(31,597)

Total other income (expense)	29,042	(15,581)	23,791	(135,138)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	47,545	1,655	55,777	(100,203)
Income taxes (recovery)	22,331	3,216	26,520	(15,049)

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	25,214	(1,561)	29,257	(85,154)
Minority interest	1,708	1,433	3,410	1,789

Earnings (loss) before cumulative effect of change in accounting principle	23,506	(2,994)	25,847	(86,943)
Cumulative effect of change in accounting principle	—	—	—	(20,079)

Net earnings (loss)	$23,506	$(2,994)	$25,847	$(107,022)

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic	$0.27	$(0.03)	$0.29	$0.91
Diluted	$0.27	$(0.03)	$0.29	$0.91

Net earnings (loss) per share
Basic	$0.27	$(0.03)	$0.29	$(1.12)
Diluted	$0.27	$(0.03)	$0.29	$(1.12)

Weighted average shares outstanding-basic	86,719	96,070	87,864	96,059

Weighted average shares outstanding-diluted	86,869	96,070	88,182	96,059

See accompanying notes to condensed consolidated financial statements.

Hollinger International Inc. and Subsidiaries
Condensed consolidated statements of comprehensive income (loss)
For the Three Months and Six Months Ended June 30, 2003 and June 30, 2002
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

		(Restated -		(Restated -
		Notes 3(a), (c) and (d))		Notes 3(a), (c) and (d))
Net earnings (loss)	$23,506	$(2,994)	$25,847	$(107,022)
Other comprehensive income (loss):
Unrealized gain on securities available for sale, net of taxes	355	16	4,394	258
Foreign currency translation adjustment	(12,418)	16,309	(33,869)	88,541

Comprehensive income (loss)	$11,443	$13,331	$(3,628)	$(18,223)

See accompanying notes to these condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002
(Amounts in Thousands)

	June 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,109	$113,368
Accounts receivable, net	219,259	205,843
Inventories	11,227	10,194
Prepaid expenses and other current assets	28,023	18,358
Escrow deposits and restricted cash	19,823	545,952

Total current assets	394,441	893,715
Loan to affiliate	20,399	45,848
Investments	128,516	124,076
Advances under printing contracts and notes receivable — joint venture	47,311	50,591
Property, plant, and equipment, net of accumulated depreciation	292,515	299,686
Intangible assets, net of accumulated amortization	112,793	117,179
Goodwill	550,228	533,677
Prepaid pension benefit	73,912	63,146
Deferred financing costs and other assets	114,194	60,214

	$1,734,309	$2,188,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,922	$4,814
Senior Subordinated Notes	—	504,906
Accounts payable	88,222	87,445
Accounts payable — joint ventures	14,668	12,454
Accrued expenses	92,777	106,878
Amounts due to related parties, net	18,259	30,358
Income taxes payable	363,972	295,971
Deferred revenue	50,226	42,792

Total current liabilities	633,046	1,085,618
Long term debt, less current installments	571,497	574,658
Deferred income taxes	279,363	249,731
Other liabilities	144,595	132,503

Total liabilities	1,628,501	2,042,510

Minority interest	24,269	17,097

Redeemable preferred stock	—	8,650

Stockholders’ equity:
Convertible preferred stock	—	—
Class A common stock	838	858
Class B common stock	150	150
Additional paid-in capital	432,841	441,476
Accumulated other comprehensive loss	(113,828)	(84,353)
Deficit	(89,653)	(98,296)

	230,348	259,835
Class A common stock in treasury	(148,809)	(139,960)

Total stockholders’ equity	81,539	119,875

	$1,734,309	$2,188,132

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and June 30, 2002
(Amounts in Thousands)
(Unaudited)

	2003	2002

		(Restated-
		Notes 3(a),(c) and d))
Cash Flows From Operating Activities:
Net earnings (loss)	$25,847	$(107,022)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,583	25,427
Amortization of deferred financing costs	1,205	3,118
Minority interest	3,410	1,789
Premium on debt extinguishments	19,657	—
Gain on sale of investments	(2,054)	—
Loss (gain) on sales of assets	155	(5,466)
Non-cash interest income	(3,666)	(2,689)
Total return equity swap	—	(4,935)
Foreign currency translation loss (note 7(b))	—	78,217
Cumulative effect of change in accounting principle	—	20,079
Other	(35,616)	(49)
Changes in working capital, net	(3,470)	(4,023)

Cash provided by operating activities	31,051	4,446

Cash Flows From Investing Activities:
Capital expenditures	(8,545)	(13,695)
Additions to investments and other assets	(7,606)	(9,292)
Proceeds from disposal of investments and other assets	22,838	10,746
Other investing activities	81	—

Cash provided by (used in) investing activities	6,768	(12,241)

Cash Flows From Financing Activities:
Repayments of long-term debt	(528,129)	(292,756)
Repurchase of common shares	(8,849)	—
Escrow deposits and restricted cash	526,129	—
Changes in amounts due from affiliates	(15,129)	4,549
Dividends and distributions to minority interests	—	(917)
Cash dividends paid	(8,690)	(19,744)
Other financing activities	(3,095)	656

Cash used in financing activities	(37,763)	(308,212)

Effect of exchange rate changes on cash	2,685	6,122

Net increase (decrease) in cash and cash equivalents	2,741	(309,885)
Cash and cash equivalents at beginning of period	113,368	479,514

Cash and cash equivalents at end of period	$116,109	$169,629

Cash paid for interest	$52,468	$37,614

Cash paid for taxes	$2,102	$4,045

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 — Principles of Presentation and Consolidation

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at June 30, 2003 held approximately 30.3 % of the combined equity and approximately 72.8 % of the combined voting power of the outstanding Common Stock of the Company.

     The Condensed Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. At June 30, 2003, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87%.

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation as described in Note 3 below.

Note 3 — Changes in Accounting Principles and Restatements

(a) Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     Upon initial adoption of SFAS No. 142, the Company classified $117,287,000 of advertiser and subscriber relationship intangible assets as goodwill. However, based on the consensus reached by the Emerging Issues Task Force in Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” in October 2002, the Company subsequently concluded that its advertiser and subscriber relationship intangible assets do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, during the fourth quarter of 2002 the advertiser and subscriber relationship intangible assets were reclassified from goodwill to identifiable intangible assets as of January 1, 2002 and continue to be amortized over 30 years.

     Amortization expense was increased by $1,146,000 and $2,291,000 and income tax expense was reduced by approximately $458,000 and $916,000 for the three month and six month periods ended June 30, 2002, respectively, from amounts previously reported to reflect the adjustment to amortization and related tax effect resulting from the reclassification.

     The Company’s reclassification of advertiser and subscriber relationship intangible assets apart from goodwill had no impact on the asset impairment tests and the Company’s cumulative effect of a change in accounting principle.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     In connection with the SFAS No. 142 transitional impairment evaluation, by December 31, 2002 the Company was required to assess whether goodwill was impaired as of January 1, 2002. The Company completed its transitional impairment test as of January 1, 2002 in the quarter ended December 31, 2002 and wrote down goodwill amounting to $20,079,000. In accordance with SFAS No. 142, the results for the three and six month periods ended June 30, 2002 have been restated to reflect this adjustment.

     The changes in the carrying amount of goodwill as of June 30, 2003, as allocated by reportable segment for the six months ended June 30, 2003 are as follows:

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
(In thousands)	Group	Group	Group	Group	Total

Balance as of December 31, 2002	$128,054	$—	$360,394	$45,229	$533,677
Foreign currency translation	—	—	9,069	7,482	16,551

Balance as of June 30, 2003	$128,054	$—	$369,463	$52,711	$550,228

(b) Accounting for Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. There was no material impact on the statement of operations on adoption of this standard.

(c)  Accounting for the Impairment or Disposal of Long-lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 extends discontinued operations presentation to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

At June 30, 2002, the Company’s Business Information Group (“BIG”), which publishes trade magazines in Canada, was classified as held for sale under the provisions of SFAS No. 144 and its results were reported as discontinued operations. Effective in the third quarter of 2002, due to changes in circumstances, this group of assets no longer met criteria under SFAS No. 144 to be classified as held for sale. Accordingly, results for the three and six month periods ended June 30, 2002 have been reclassified to reflect BIG as a component of continuing operations. As a result, operating revenues increased by $7,906,000 and operating income increased by $1,300,000 in the quarter ended June 30, 2002 and by $14,067,000 and $1,510,000 for the six month period ended June 30, 2002.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

(d)  Losses on Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments requiring that such expenses no longer be treated as extraordinary items unless the items meet the definition of extraordinary per APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As a result of the Company’s adoption of SFAS No. 145, the Company’s net after tax loss on the extinguishment of debt of $21.3 million (pre-tax loss of $35.5 million) for the six months ended June 30, 2002 no longer qualifies as an extraordinary item and has been reclassified to “Other income (expense), net”. Similarly, losses of $37.3 million incurred on the January 22, 2003 extinguishment of Senior Subordinated Notes have been included in “Other income (expense), net” for the six month period ended June 30, 2003.

(e)  Guarantor Obligations

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the accounting for and disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. For guarantees entered into or modified after December 31, 2002, the Interpretation requires the guarantor to recognize a liability for the non-contingent component of guarantees, being the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued without a premium payment or as part of a transaction with multiple elements. The Company had previously adopted the disclosure requirements of the Interpretation and effective January 1, 2003, applies the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. There has been no change in guarantees by the Company during the six months ended June 30, 2003 except that the uninsured exposure in respect of death benefits for certain journalists reporting from the Middle East is no longer significant.

(f)  Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIE’s”) which requires that companies that control another entity through interests other than a voting interest should consolidate the controlled entity. In the absence of clear control through a voting equity interest, a company’s exposure (variable interest) to the economic risks and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest. VIE’s created after January 31, 2003, of which the Company has none, must be consolidated immediately. VIE’s existing prior to February 1, 2003 must be consolidated by the Company commencing with its third quarter 2003 interim financial statements. The Company is in the process of determining whether it has any VIE’s which will require consolidation.

(g)  Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133; clarifies when a derivative contains a financing component; amends the meaning of “underlying” to conform it to the language used in the FASB Interpretation No. 45; and amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

Note 4 — Stock-Based Compensation

The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc., are recorded using the fair value based method and are reflected as a dividend in kind. During the three and six month periods ended June 30, 2003, such dividends amounted to nil and $8.5 million, respectively, and are recorded as an increase to both “Additional paid-in capital” and “Deficit”.

Had the Company determined compensation costs based on the fair value at the grant date of its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net earnings (loss) as reported	$23,506	$(2,994)	$25,847	$(107,022)
Add: stock-based compensation expense, as reported	—	95	—	95
Deduct: pro forma compensation expense	(1,565)	(1,969)	(3,155)	(3,922)

Pro forma net earnings (loss)	$21,941	$(4,868)	$22,692	$(110,849)

Basic net earnings (loss) per share as reported	$0.27	$(0.03)	$0.29	$(1.12)
Diluted net earnings (loss) per share as reported	$0.27	$(0.03)	$0.29	$(1.12)
Pro forma basic net earnings (loss) per share	$0.25	$(0.05)	$0.26	$(1.16)
Pro forma diluted net earnings (loss) per share	$0.25	$(0.05)	$0.26	$(1.16)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

The fair value of each stock option granted during the six month period ended June 30, 2003 and 2002 was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six month period of each of 2003 and 2002, respectively: dividend yield of 1.89% and 3.6%; expected volatility of 87.2% and 68.3%; risk-free interest rates of 4.25% and 4.5%; expected lives of 10 years. Weighted average fair value of options granted by the Company during the six month periods ended June 30, 2003 and 2002 was $6.65 and $5.65, respectively. There were no new options granted in the second quarter of 2003.

Note 5 — Earnings per share

The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Net earnings	$23,506
Deduct dividends:
Series E Preferred Stock	—

Basic EPS
Net earnings available to common stockholders	23,506	86,719	$0.27
Effect of dilutive securities	—	150

Diluted EPS
Net earnings available to common stockholders	$23,506	86,869	$0.27

	Three Months Ended June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(Restated)
	(in thousands, except per share amounts)
Net loss	$(2,994)
Add dividends:
Series E Preferred Stock	(67)

Basic EPS
Net loss available to common stockholders	(3,061)	96,070	$(0.03)
Effect of dilutive securities
None	—	—

Diluted EPS
Net loss available to common stockholders	$(3,061)	96,070	$(0.03)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Six Months Ended June 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Net earnings	$25,847
Deduct dividends:
Series E Preferred Stock	—

Basic EPS
Net earnings available to common stockholders	25,847	87,864	$0.29
Effect of dilutive securities	—	318

Diluted EPS
Net earnings available to common stockholders	$25,847	88,182	$0.29

	Six Months Ended June 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

		(Restated)
	(in thousands, except per share amounts)
Net loss	$(107,022)
Add dividends:
Series E Preferred Stock	(134)

Basic EPS
Net loss available to common stockholders	(107,156)	96,059	$(1.12)
Effect of dilutive securities
None	—	—

Diluted EPS
Net loss available to common stockholders	$(107,156)	96,059	$(1.12)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 6 — Segment Information

     The Company operates principally in the business of publishing, printing and distributing of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Community Group includes the results of the Jerusalem Post. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger L.P. Segment information for the three and six month periods ended June 30, 2002 has been restated to reflect the matters described in Note 3 including the reclassification of BIG as a component of continuing operations and the reclassification of certain components of goodwill as identifiable intangible assets. The following is a summary of the segmented financial data of the Company:

	Three months ended June 30, 2003

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$115,985	$2,589	$123,377	$22,433	$—	$264,384
Depreciation and amortization	$7,762	$395	$3,690	$396	$1,091	$13,334
Infrequent items	$34	$—	$—	$—	$—	$34
Operating income (loss)	$19,089	$(1,338)	$8,198	$24	$(7,470)	$18,503
Equity in earnings (loss) of affiliates	$(328)	$—	$(622)	$172	$—	$(778)

	Six months ended June 30, 2003

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$221,999	$5,331	$257,932	$39,469	$—	$524,731
Depreciation and amortization	$15,624	$602	$7,168	$701	$1,488	$25,583
Infrequent items	$201	$—	$—	$—	$—	$201
Operating income (loss)	$25,383	$(3,056)	$24,777	$(1,493)	$(13,625)	$31,986
Equity in earnings (loss) of affiliates	$(633)	$—	$(1,427)	$325	$—	$(1,735)
Total assets	$562,094	$30,631	$599,535	$266,493	$275,556	$1,734,309
Capital expenditures	$4,038	$381	$2,950	$964	$212	$8,545

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Three months ended June 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(Restated)
	(in thousands)
Revenues	$113,464	$3,877	$114,458	$18,978	$—	$250,777
Depreciation and amortization	$8,290	$405	$3,019	$344	$391	$12,449
Infrequent items	$94	$—	$—	$—	$—	$94
Operating income (loss)	$13,024	$(672)	$9,106	$587	$(4,809)	$17,236
Equity in earnings (loss) of affiliates	$(359)	$—	$(408)	$103	$(129)	$(793)

	Six months ended June 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(Restated)
	(in thousands)
Revenues	$218,199	$7,102	$237,997	$34,442	$—	$497,740
Depreciation and amortization	$17,064	$772	$6,126	$689	$776	$25,427
Infrequent items	$271	$—	$—	$—	$—	$271
Operating income (loss)	$16,589	$(1,858)	$31,525	$(1,467)	$(9,854)	$34,935
Equity in earnings (loss) of affiliates	$(768)	$—	$(1,172)	$211	$(129)	$(1,858)
Total assets	$542,757	$39,254	$601,052	$135,212	$316,754	$1,635,029
Capital expenditures	$6,571	$3,680	$2,811	$616	$17	$13,695

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 7 — Other Income (Expense)

(a) Other income (expense), net

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

		(Restated)		(Restated)
	(in thousands)
Loss on extinguishment of debt (Notes 3 (d) and 8)	$—	$(725)	$(37,291)	$(35,460)
Equity in loss of affiliates	(778)	(793)	(1,735)	(1,858)
Total Return Equity Swap	—	(6,167)	—	2,358
Net gains on sales of investments	1,154	—	2,054	—
Net gains (losses) on sales of property, plant and equipment	141	33	(155)	5,466
Write-down of investments	—	(152)	—	(1,484)
Other	(52)	(501)	(1,323)	(619)

	$465	$(8,305)	$(38,450)	$(31,597)

(b) Foreign currency losses, net

During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (Note 8). As a result of the substantial liquidation of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78.2 million were included in net earnings during the six months ended June 30, 2002. These foreign exchange losses had accumulated since the Company’s original investment in the Canadian Newspaper Group and until realized through the substantial liquidation of the Company’s net investment, had been included in the accumulated other comprehensive income component of stockholders’ equity.

(c) Derivative instruments

The Company may enter into various swap, option and forward contracts from time to time when management believes conditions warrant. Such contracts are limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency risks. If, in management’s view, the conditions that made such arrangements worthwhile no longer exist, the contracts may be closed. At June 30, 2002, there were no material contracts or arrangements of these types other than the forward exchange contract related to the Participation Trust. The foreign currency contract required the Company to sell Cdn. $666.6 million on May 15, 2003 at a forward rate of 0.6423. In March 2002, the Company sold Cdn. $199.0 million of its foreign currency contracts at a time when the exchange rate was 0.6308. The Company entered into additional foreign currency contracts in March, April and May 2002 which required the Company to sell a total of Cdn. $399.0 million on June 25, 2002 at a combined average forward rate of 0.6378. These contracts were extended to July 26, 2002 at the forward rate of 0.6372 and further extended to September 6, 2002 at the forward rate of 0.6364. These contracts were marked to market and the related gains and losses included in foreign currency gains (losses), net at June 30, 2002. These agreements were terminated during the fourth quarter of 2002 in contemplation of and in conjunction with the placement of the Senior Notes and the Senior Credit Facility.

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

HOLLINGER INTERNATIONAL INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

On January 22, 2003 and February 6, 2003, Hollinger International Publishing Inc. (“Publishing”), a subsidiary of the Company, entered into interest rate swaps to convert U.S. $150 million and U.S. $100 million, respectively, of its 9% Senior Notes issued in December 2002 to floating rates for the period to December 15, 2010, subject to early termination notice.

Changes in the value of derivatives comprising the forward exchange contracts and cross-currency swaps described above amounted to a loss of $16.6 million and a loss of $23.0 million in the three months ended June 30, 2003 and 2002, respectively, and a loss of $15.4 million and a loss of $28.3 million for the six months ended June 30, 2003 and 2002, respectively. These changes are reported in foreign currency gains (losses), net on the condensed consolidated statements of operations. The change in the value of derivatives comprising the interest rate swaps amounted to a gain of $5.5 million in the three months ended June 30, 2003 and a gain of $7.3 million for the six months then ended. The changes have been reported in interest expense in the condensed consolidated statements of operations. The fair value of these contracts as of June 30, 2003 and December 31, 2002 is included in the condensed consolidated balance sheets in other liabilities.

Note 8 — Long-term Debt

On February 14, 2002, Publishing commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. On March 15, 2002, $248.9 million in aggregate principal amount had been validly tendered pursuant to the offer and these noteholders were paid out in full. In addition, during the six months ended June 30, 2002, Publishing purchased for retirement an additional $6.0 million in aggregate principal amount of the 8.625% Senior Notes due 2005, $10.1 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2006 and $25.0 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2007. The total principal amount of the Publishing Senior and Senior Subordinated Notes retired during the six months ended June 30, 2002 was $290.0 million. The premiums paid in 2002 to retire the debt totaled $27.2 million and related deferred financing costs written off totaled $8.3 million.

On December 23, 2002, Publishing completed an offering for 9% Senior Notes due 2010 in the face amount of $300.0 million as well as the closing of a Senior Credit Facility under which $265.0 million was advanced under the term loan provisions of that facility. Proceeds from the 9% Senior Notes and the Senior Credit Facility were used in part to repay the $504.9 million due under Publishing’s 9.25% Senior Subordinated Notes in 2006 and 2007. Publishing gave notice of redemption to the holders of the Senior Subordinated Notes on December 23, 2002 and retired the Notes in January 2003. Accordingly, the Senior Subordinated Notes remained outstanding as a current liability as of December 31, 2002 with the related financing proceeds held in escrow at that date. Premiums on early redemption totaled $19.7 million and the write-off of related deferred financing costs totaled $17.6 million for a loss on extinguishment of $37.3 million.

Under the terms of the new Senior Credit Facility and the Senior Notes, the Company is subject to certain restrictive covenants. These covenants include certain leverage ratios and restrictions on the use of funds in certain circumstances. If the Company were to be in violation of the restrictive covenants, the debts could become due and payable on demand. At June 30, 2003 the Company was in compliance with all covenants under these agreements.

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

As a result, Hollinger Inc.’s equity and voting interests at that time were reduced to 30.3% and 72.6%, respectively.

Proceeds from the repurchase and redemption were offset against debt due from Hollinger Inc.’s subsidiary (totaling $45.8 million as of December 31, 2002 and classified as “Loan to affiliate” on the condensed consolidated balance sheet) resulting in net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003. The debt bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Notes (so long as the Notes are outstanding), guaranteed by Ravelston, the controlling shareholder of Hollinger Inc., and secured by certain assets of Ravelston. The debt due from the Hollinger Inc. subsidiary originated on July 11, 2000 and represented amounts loaned to a subsidiary of Hollinger Inc. in connection with the cash purchase by Hollinger Inc. of Hollinger Canadian Publishing Holdings Inc. special shares. Following the receipt of an independent fairness opinion and a review by a committee of the Board of Directors of the Company, composed entirely of independent directors, of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc. and the subordination of this remaining debt, the committee approved the new debt arrangements.

The Company previously reported that the committee of independent directors referred to had agreed to a partial offset to the remaining $20.4 million of debt against amounts owed by the Company to Ravelston Management Inc. (“RMI”), a subsidiary of Ravelston, and further stated that the offset was effected April 30, 2003. Although management of the Company believed final approval had been given to the offset by the committee of independent directors, the committee has advised that final approval of any offset remains subject to appropriate due diligence and receipt of a further independent fairness opinion. The due diligence process has not yet been concluded and accordingly, the accompanying condensed consolidated financial statements do not reflect the completion of the offset.

The Company is indebted to RMI as a consequence of the sale of NP Holdings Company (“NP Holdings”) and its related tax losses to RMI on July 3, 2002. Prior to the sale, NP Holdings had no significant assets or liabilities except for its tax losses and an obligation to CanWest Global Communications Corp. (“CanWest”) for Cdn. $22.5 million. To structure NP Holdings such that it had no material net assets or liabilities except for its tax losses upon its sale to RMI, immediately prior to the sale the Company contributed Cdn. $22.5 million as equity to NP Holdings and then borrowed that amount from NP Holdings by way of promissory note. As that note was offset by the CanWest obligation, NP Holdings had no net material assets or liabilities apart from its tax losses upon sale. Notwithstanding these transactions, the Company may have continuing direct exposure to CanWest in respect of the Cdn. $22.5 million obligation.

As a result of an understanding that the partial offset had been completed on April 30, 2003, Hollinger Inc.’s subsidiary did not pay interest on the full principal amount of the debt due to the Company and Ravelston did not make a payment of $600,000 due on June 30, 2003 into a cash collateral account securing the debt. The Company is in discussions with Hollinger Inc.’s subsidiary and Ravelston regarding these matters.

(ii)	During the first quarter of 2003, the Company made an investment of $2.5 million in a limited liability company in which a director of the Company is a principal and has a minority interest. The funds invested are to be used for a subsequent investment in a venture capital limited partnership.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 10 — Redemption of CanWest Debentures

On April 10, 2003, 3815668 Canada Inc. (the issuer of the 12 1/8% Subordinated Debentures due 2010 received by the Company in partial consideration on sale of certain of the Company’s Canadian newspaper operations to CanWest in November 2000) notified the Company of their intention to redeem Cdn. $265.0 million of the 12 1/8% debentures on May 11, 2003. Of the total proceeds received, $159.8 million relates to debentures for which Participations were sold to the Participation Trust and has been paid to the Participation Trust. The balance of $27.6 million was retained by the Company in respect of its interest in the debentures, a portion of which it is unable to transfer to an unaffiliated third party until November 4, 2005. Of the proceeds retained by the Company, an estimated $19.8 million is restricted cash under the terms of the Participation Trust and unavailable for general corporate purposes at the present time.

Note 11 — Supplemental Condensed Consolidating Financial Information

The Senior Notes due 2005 and 2010 are obligations of Publishing. These obligations are guaranteed fully and unconditionally by the Company. No other subsidiary of the Company or of Publishing has guaranteed the securities.

Supplemental condensed consolidating financial information of the Company and Publishing is presented below. The Company’s other directly owned subsidiary, Hollinger Telegraph New Media LLC, is minor and therefore has not been disclosed separately. The Company’s and Publishing’s investments in subsidiaries are presented on the equity method basis, and the Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions, and the inclusion of assets and liabilities, revenues, expenses and cash flows of Publishing’s subsidiaries.

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$184,207	$184,207
Circulation	—	—	67,978	67,978
Job Printing	—	—	4,283	4,283
Other	—	—	7,916	7,916

Total operating revenues	—	—	264,384	264,384

Operating costs and expenses:
Newsprint		—	15,765	15,765
Newsprint incurred through joint ventures		—	18,193	18,193
Compensation costs		899	81,741	82,640
Other operating costs	341	8,596	95,152	104,089
Other operating costs incurred through joint ventures	—	—	11,826	11,826
Infrequent items	—	—	34	34
Depreciation	—	326	9,666	9,992
Amortization	—	—	3,342	3,342

Total operating costs and expenses	341	9,821	235,719	245,881

Operating income (loss)	(341)	(9,821)	28,665	18,503

Other income (expense):
Interest expense	—	1,235	(7,777)	(6,542)
Amortization of deferred financing costs	—	(607)	—	(607)
Interest and dividend income	1,738	6,167	(2,778)	5,127
Foreign currency gains (losses), net	29,347	1,149	103	30,599
Other income (expense), net	3,915	8,504	(11,954)	465

Total other income (expense)	35,000	16,448	(22,406)	29,042

Earnings (loss) before income taxes and minority interest	34,659	6,627	6,259	47,545
Provision for income tax (recovery)	11,153	(2,249)	13,427	22,331

Earnings (loss) before minority interest	23,506	8,876	(7,168)	25,214
Minority interest		—	1,708	1,708

Net earnings (loss)	$23,506	$8,876	$(8,876)	$23,506

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$179,415	$179,415
Circulation	—	—	58,479	58,479
Job Printing	—	—	5,019	5,019
Other	—	—	7,864	7,864

Total operating revenues	—	—	250,777	250,777

Operating costs and expenses:
Newsprint	—	—	17,274	17,274
Newsprint incurred through joint ventures	—	—	19,800	19,800
Compensation costs	—	753	75,588	76,341
Stock-based compensation	95	—	—	95
Other operating costs	123	5,443	91,710	97,276
Other operating costs incurred through joint ventures		—	10,212	10,212
Infrequent items	—	—	94	94
Depreciation	—	327	8,472	8,799
Amortization	—	—	3,650	3,650

Total operating costs and expenses	218	6,523	226,800	233,541

Operating income (loss)	(218)	(6,523)	23,977	17,236

Other income (expense):
Interest expense	—	(11,927)	(872)	(12,799)
Amortization of deferred financing costs	—	(1,232)	—	(1,232)
Interest and dividend income	844	248	2,851	3,943
Foreign currency gains (losses), net	(4,357)	(1,655)	8,824	2,812
Other income (expense), net	(2,998)	14,299	(19,606)	(8,305)

Total other income (expense)	(6,511)	(267)	(8,803)	(15,581)

Earnings (loss) before income taxes and minority interest	(6,729)	(6,790)	15,174	1,655
Provision for income tax (recovery)	(3,735)	(3,127)	10,078	3,216

Earnings (loss) before minority interest	(2,994)	(3,663)	5,096	(1,561)
Minority interest	—	—	1,433	1,433

Net earnings (loss)	$(2,994)	$(3,663)	$3,663	$(2,994)

Hollinger International Inc.

Condensed Consolidating Statement of Operations
For the six months ended June 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$366,691	$366,691
Circulation	—	—	134,359	134,359
Job Printing	—	—	7,959	7,959
Other	—	—	15,722	15,722

Total operating revenues	—	—	524,731	524,731

Operating costs and expenses:
Newsprint	—	—	33,764	33,764
Newsprint incurred through joint ventures	—	—	37,952	37,952
Compensation costs	—	1,853	161,992	163,845
Other operating costs	707	14,948	191,422	207,077
Other operating costs incurred through joint ventures	—	—	24,323	24,323
Infrequent items	—	—	201	201
Depreciation	—	652	18,174	18,826
Amortization	—	—	6,757	6,757

Total operating costs and expenses	707	17,453	474,585	492,745

Operating income (loss)	(707)	(17,453)	50,146	31,986

Other income (expense):
Interest expense	—	(6,594)	(13,876)	(20,470)
Amortization of deferred financing costs	—	(1,205)	—	(1,205)
Interest and dividend income	2,206	12,180	(5,048)	9,338
Foreign currency gains (losses), net	60,638	1,552	12,388	74,578
Other income (expense), net	(14,818)	(14,746)	(8,886)	(38,450)

Total other income (expense)	48,026	(8,813)	(15,422)	23,791

Earnings (loss) before income taxes and minority interest	47,319	(26,266)	34,724	55,777
Provision for income tax (recovery)	21,472	(20,713)	25,761	26,520

Earnings (loss) before minority interest	25,847	(5,553)	8,963	29,257
Minority interest	—	—	3,410	3,410

Net earnings (loss)	$25,847	$(5,553)	$5,553	$25,847

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$354,544	$354,544
Circulation	—	—	119,412	119,412
Job Printing	—	—	8,809	8,809
Other	—	—	14,975	14,975

Total operating revenues	—	—	497,740	497,740

Operating costs and expenses:
Newsprint	—	—	55,864	55,864
Newsprint incurred through joint ventures	—	—	19,906	19,906
Compensation costs	—	1,556	150,885	152,441
Stock-based compensation	95	—	—	95
Other operating costs	257	11,173	175,852	187,282
Other operating costs incurred through joint ventures	—	—	21,519	21,519
Infrequent items	—	—	271	271
Depreciation	—	650	16,992	17,642
Amortization	—	—	7,785	7,785

Total operating costs and expenses	352	13,379	449,074	462,805

Operating income (loss)	(352)	(13,379)	48,666	34,935

Other income (expense):
Interest expense	—	(28,976)	(1,063)	(30,039)
Amortization of deferred financing costs	—	(3,118)	—	(3,118)
Interest and dividend income	1,640	1,558	6,552	9,750
Foreign currency gains (losses), net	24	(4,873)	(75,285)	(80,134)
Other income (expense), net	(112,182)	(75,311)	155,896	(31,597)

Total other income (expense)	(110,518)	(110,720)	86,100	(135,138)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(110,870)	(124,099)	134,766	(100,203)
Provision for income tax (recovery)	(3,848)	(22,119)	10,918	(15,049)

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(107,022)	(101,980)	123,848	(85,154)
Minority interest	—	—	1,789	1,789

Earnings (loss) before cumulative effect of change in accounting principle	(107,022)	(101,980)	122,059	(86,943)
Cumulative effect of change in accounting principle	—	—	(20,079)	(20,079)

Net earnings (loss)	$(107,022)	$(101,980)	$101,980	$(107,022)

Hollinger International Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2003
(Amounts in Thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$27,973	$11,081	$77,055	$116,109
Accounts receivable, net	222	131	218,906	219,259
Intercompany accounts receivable	8,988	414,136	(423,124)	—
Inventories	—	—	11,227	11,227
Prepaid expenses and other current assets	330	188	27,505	28,023
Escrow deposits and restricted cash	—	—	19,823	19,823

Total current assets	37,513	425,536	(68,608)	394,441
Loan to affiliate	20,399	—	—	20,399
Investments	270,327	1,312,713	(1,454,524)	128,516
Advances under printing contracts and notes receivable — joint ventures	—	—	47,311	47,311
Property, plant and equipment, net of accumulated depreciation	—	4,271	288,244	292,515
Intangible assets, net of accumulated amortization	—	—	112,793	112,793
Goodwill	—	—	550,228	550,228
Prepaid pension benefit	—	—	73,912	73,912
Deferred financing costs and other assets	46,799	29,021	38,374	114,194

	$375,038	$1,771,541	$(412,270)	$1,734,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$4,922	$4,922
Accounts payable	38	(145)	88,329	88,222
Accounts payable — joint ventures	—	—	14,668	14,668
Accrued expenses	5,223	3,218	84,336	92,777
Amounts due to related parties, net	255,099	1,045,414	(1,282,254)	18,259
Income taxes payable (recoverable)	53,310	(17,760)	328,422	363,972
Deferred revenue	—	—	50,226	50,226

Total current liabilities	313,670	1,030,727	(711,351)	633,046
Long term debt, less current installments	—	305,082	266,415	571,497
Deferred income taxes	(20,171)	66,532	233,002	279,363
Other liabilities	—	—	144,595	144,595

Total liabilities	293,499	1,402,341	(67,339)	1,628,501

Minority interest	—	—	24,269	24,269

Redeemable preferred stock	—	138,309	(138,309)	—

Total stockholders’ equity	81,539	230,891	(230,891)	81,539

	$375,038	$1,771,541	$(412,270)	$1,734,309

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

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003
(Amounts in Thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$25,847	$(5,553)	$5,553	$25,847
Items not involving cash:
Depreciation and amortization	—	652	24,931	25,583
Amortization of debt issue costs	—	1,205	—	1,205
Minority interest	—	—	3,410	3,410
Premium on debt extinguishments	—	19,657	—	19,657
Gain on sale of investments	(568)	—	(1,486)	(2,054)
Loss on sale of assets	—	—	155	155
Non-cash interest income	(77)	—	(3,589)	(3,666)
Other	(67,255)	1,987	29,652	(35,616)
Changes in working capital, net	(8,732)	(11,397)	16,659	(3,470)

Cash provided by (used in) operating activities	(50,785)	6,551	75,285	31,051

Cash Flows From Investing Activities:
Capital expenditures	—	(32)	(8,513)	(8,545)
Additions to investments and other assets	(3,000)	—	(4,606)	(7,606)
Proceeds from disposal of investments and other assets	568	—	22,270	22,838
Other investing activities	—	—	81	81

Cash provided by (used in) investing activities	(2,432)	(32)	9,232	6,768

Cash Flows From Financing Activities:
Repayment of long-term debt	—	(524,563)	(3,566)	(528,129)
Repurchase of common shares	(8,849)	—	—	(8,849)
Escrow deposits and restricted cash	—	545,952	(19,823)	526,129
Changes in amounts due from affiliates	58,979	(28,221)	(45,887)	(15,129)
Cash dividends paid	(8,690)	—	—	(8,690)
Other financing activities	—	—	(3,095)	(3,095)

Cash provided by (used in) financing activities	41,440	(6,832)	(72,371)	(37,763)

Effect of exchange rate changes on cash	—		2,685	2,685

Net increase (decrease) in cash and cash equivalents	(11,777)	(313)	14,831	2,741
Cash and cash equivalents at beginning of period	39,750	11,394	62,224	113,368

Cash and cash equivalents at end of period	$27,973	$11,081	$77,055	$116,109

Hollinger International Inc.

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$(107,022)	$(101,980)	$101,980	$(107,022)
Items not involving cash:
Depreciation and amortization	—	650	24,777	25,427
Amortization of debt issue costs	—	3,118	—	3,118
Minority interest	—	—	1,789	1,789
Gain on sale of assets	—	—	(5,466)	(5,466)
Non-cash interest income	—	—	(2,689)	(2,689)
Total return equity swap	(4,935)	—	—	(4,935)
Foreign currency translation loss	10,378	—	67,839	78,217
Cumulative effect of change in accounting principle	—	—	20,079	20,079
Other	78,967	86,782	(165,798)	(49)
Changes in working capital, net	(3,350)	(8,034)	7,361	(4,023)

Cash provided by (used in) operating activities	(25,962)	(19,464)	49,872	4,446

Cash Flows From Investing Activities:
Capital expenditures	—	(14)	(13,681)	(13,695)
Additions to investments and other assets	(1,750)	—	(7,542)	(9,292)
Proceeds from disposal of investments and other assets	—	602,200	(591,454)	10,746

Cash provided by (used in) investing activities	(1,750)	602,186	(612,677)	(12,241)

Cash Flows From Financing Activities:
Repayment of long-term debt	—	(290,012)	(2,744)	(292,756)
Changes in amounts due from affiliates	18,837	(353,419)	339,131	4,549
Dividends and distributions to minority interests	—	—	(917)	(917)
Cash dividends paid	(19,744)	—	—	(19,744)
Other financing activities	117	—	539	656

Cash provided by (used in) financing activities	(790)	(643,431)	336,009	(308,212)

Effect of exchange rate changes on cash	—	—	6,122	6,122

Net increase (decrease) in cash and cash equivalents	(28,502)	(60,709)	(220,674)	(309,885)
Cash and cash equivalents at beginning of period	64,247	101,333	313,934	479,514

Cash and cash equivalents at end of period	$35,745	$40,624	$93,260	$169,629

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Note 12 — Restructuring of Management and Control

On May 22, 2003, the Company announced that it had reached an agreement in principle whereby the Company’s parent, Hollinger Inc. would sell some of its holding of the Company’s Class A shares to Southeastern Asset Management Inc. (“Southeastern”), and would seek certain phased changes in the voting rights of the Company’s Class B shares over five years. There were also, prior and subsequent to May 22, 2003, tentative agreements on the optimal scale of management fees, Southeastern nominations to the Company’s Board of Directors, and on certain other matters, including possible consideration to Hollinger Inc. for varying the super-voting rights that attach to the Company’s Class B shares. These discussions have evolved substantially but in a manner generally consistent with what was announced May 22, 2003. As a result of publicity accorded these discussions and the Company’s affairs generally, other entities have initiated conversations on matters related to the subjects of the Southeastern discussions. All of these conversations are in progress, but it is impossible at this time to foretell whether they will reach an executable agreement, or what the nature of such an agreement might be.

Note 13 —Special Committee of the Board of Directors

On May 19, 2003, a shareholder of the Company filed a Schedule 13D with the U.S. Securities and Exchange Commission (the “SEC”) and, amongst other things, served a demand letter on the Board of Directors of the Company (the “Board”) requesting that the Board investigate and, if determined to be advisable, take corrective action in respect of payments made to senior executives of the Company in respect of non-competition agreements as previously disclosed in the Company’s financial statements. On June 11, 2003, the same shareholder filed an Amendment to the Schedule 13D with the SEC reiterating the earlier demands as well as requesting that the Board investigate and, if determined to be advisable, take corrective action in respect of (i) an asset sale by the Company to an entity affiliated with certain officers and directors of the Company, and (ii) the payment of fees by the Company pursuant to various affiliated management services agreements. On June 17, 2003, in response to these requests, the Board established a special committee to conduct an independent review and investigation of those concerns. The special committee’s review and investigation are continuing. The timing and outcome of this process is uncertain. The potential impact of the demand letters and special committee process on the financial statements of the Company can not now be precisely calculated but the costs of the process are estimated at between $6.0 million to $8.0 million of increased expenses in the current year. Increased expenses related to higher director and officer insurance premiums, legal and other costs incurred in connection with the special committee’s review and investigation will be reflected in the third and subsequent quarters.

Note 14 — Accounts Receivable

Reflected in the Company’s condensed consolidated financial statements are amounts receivable from and payable to CanWest. These amounts are composed of several items, including closing adjustments arising from the sale of Canadian newspaper properties to a subsidiary of CanWest on November 16, 2000 and debenture interest receivable from a subsidiary of CanWest. Certain amounts, particularly some relating to closing adjustments and totalling $46.8 million, are currently in dispute and are to be resolved with CanWest. Inability to resolve disagreements of amounts owing may result in matters being referred to arbitration or formal court adjudication. Adjustments to amounts due from or to CanWest as a consequence of negotiation or otherwise, may be material and will be recorded as a component of net gains (losses) on sales of publishing interest included in “Other income (expense), net”.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Jerusalem Post and related publications. The U.K. Newspaper Group includes the operating results of the Telegraph, its subsidiaries and joint ventures. The Canadian Newspaper Group consists of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company’s 87% interest in Hollinger Canadian Newspapers Limited Partnership (“Hollinger L.P.”).

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, as described in Note 3(b) to the Condensed Consolidated Financial Statements.

Effective January 1, 2003, the Company adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” as described in Note 3 (d) to the Condensed Consolidated Financial Statements relating to the presentation of losses on debt extinguishment.

Effective January 1, 2003, the Company adopted the requirements of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 3(e) to the Condensed Consolidated Financial Statements with respect to the recording of liabilities for certain guarantees.

As a result of the adoption of the above statements and interpretation, as well as other guidance issued, and changes in circumstances affecting the manner of presentation, the results for the three and six month periods ended June 30, 2002 have been restated as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The following discussion reflects the restated amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the years ended December 31, 2002, 2001 and 2000.

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the competitive climate in which the Company and our subsidiaries operate, and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RECENT BUSINESS DEVELOPMENTS

On May 19, 2003, a shareholder of the Company filed a Schedule 13D with the U.S. Securities and Exchange Commission (the “SEC”) and, amongst other things, served a demand letter on the Board of Directors of the Company (the “Board”) requesting that the Board investigate and, if determined to be advisable, take corrective action in respect of payments made to senior executives of the Company in respect of non-competition agreements as previously disclosed in the Company’s financial statements. On June 11, 2003, the same shareholder filed an Amendment to the Schedule 13D with the SEC reiterating the earlier demands as well as requesting that the Board investigate and, if determined to be advisable, take corrective action in respect of (i) an asset sale by the Company to an entity affiliated with certain officers and directors of the Company, and (ii) the payment of fees by the Company pursuant to various affiliated management services agreements. On June 17, 2003, in response to these requests, the Board established a special committee to conduct an independent review and investigation of those concerns. The special committee’s review and investigation are continuing. The timing and outcome of this process is uncertain. The potential impact of the demand letters and special committee process on the financial statements of the Company can not now be precisely calculated but the costs of the process are estimated at $6.0 million to $8.0 million of increased expenses in the current year. Increased expenses related to higher director and officer insurance premiums, legal and other costs incurred in connection with the special committee’s review and investigation will be reflected in the third and subsequent quarters.

On May 22, 2003, the Company announced that it had an agreement in principle whereby the Company’s parent, Hollinger Inc. would sell some of its holding of the Company’s Class A shares to Southeastern Asset Management Inc. (“Southeastern”), and would seek certain phased changes in the voting rights of the Company’s Class B shares over five years. There were also, prior and subsequent to May 22, 2003, tentative agreements on the optimal scale of management fees, Southeastern nominations to the Company’s Board of Directors, and on certain other matters, including possible consideration to Hollinger Inc. for varying the super-voting rights that attach to the Company’s Class B shares. These discussions have evolved substantially but in a manner generally consistent with what was announced May 22, 2003. As a result of publicity accorded these discussions and the Company’s affairs generally, other entities have initiated conversations on matters related to the subjects of the Southeastern discussions. All of these conversations are in progress, but it is impossible at this time to foretell whether they will reach an executable agreement, or what the nature of such an agreement might be.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings in the second quarter of 2003 amounted to $23.5 million or net earnings of $0.27 per share compared to a net loss of $3.0 million in the second quarter of 2002 or a net loss of $0.03 per share. Net earnings for the six months ended June 30, 2003 were $25.8 million or $0.29 per share compared to a restated net loss of $107.0 million or a net loss of $1.12 per share for the six months ended June 30, 2002.

Operating revenues and operating income in the second quarter of 2003 were $264.4 million and $18.5 million, respectively, compared with $250.8 million and $17.2 million, respectively, in 2002. Operating revenue and operating income for the six months ended June 30, 2003 were $524.7 million and $32.0 million, respectively, compared to $497.7 million and $34.9 million, respectively, in 2002. The increase in operating revenue of $13.6 million and $27.0 million, for the three and six months ended June 30, 2003, respectively, over the prior year periods, is principally a reflection of an increase in revenue at the U.K. Newspaper Group in U.S. dollar terms, a consequence of the strengthening of the British pound against the U.S. dollar, with smaller revenue gains at the Chicago Newspaper Group and the Canadian Newspaper Group.

Total operating costs and expenses increased by $12.4 million to $245.9 million in the second quarter of 2003 from $233.5 million in the second quarter of 2002. The total operating costs and expenses for the six months ended June 30, 2003, were $492.7 million compared to $462.8 million in 2002, an increase of $29.9 million. The increase is primarily a result of an increase in operating costs at the U.K. Newspaper Group. That increase reflects both an actual increase in costs measured in British pounds as well as an increase due to the foreign exchange impact of a strengthening of the British pound against the dollar.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measure of operational profitability and is presented to assist in understanding the Company’s operating results. However, it is not intended to represent cash flow or results of operations in accordance with U.S. GAAP. The reconciliation presented below represents a reconciliation of EBITDA to operating income on a consolidated basis. The Company’s definition and calculation of EBITDA may be different from the definition and calculations presented by other companies, including our competitors, and therefore EBITDA results may not be comparable between companies.

		For the three months ended		For the six months ended
		June 30,		June 30,

		2003	2002	2003	2002

			(Restated)		(Restated)
		(amounts in thousands—unaudited)
EBITDA		$31,871	$29,779	$57,770	$60,633
Less:	Infrequent items	34	94	201	271
Depreciation		9,992	8,799	18,826	17,642
Amortization		3,342	3,650	6,757	7,785

Operating income		18,503	17,236	31,986	34,935
Other income (expense):
Interest expense		(6,542)	(12,799)	(20,470)	(30,039)
Amortization of deferred financing costs		(607)	(1,232)	(1,205)	(3,118)
Interest and dividend income		5,127	3,943	9,338	9,750
Foreign currency gains (losses), net (note 7)		30,599	2,812	74,578	(80,134)
Other income (expense), net (note 7)		465	(8,305)	(38,450)	(31,597)

Total other income (expense)		29,042	(15,581)	23,791	(135,138)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle		47,545	1,655	55,777	(100,203)
Incomes taxes (recovery)		22,331	3,216	26,520	(15,049)

Earnings (loss) before minority interest and cumulative effect of change in accounting principle		25,214	(1,561)	29,257	(85,154)
Minority interest		1,708	1,433	3,410	1,789

Earnings (loss) before cumulative effect of change in accounting principle		23,506	(2,994)	25,847	(86,943)
Cumulative effect of change in accounting principle		—	—	—	(20,079)

Net earnings (loss)		$23,506	$(2,994)	$25,847	$(107,022)

EBITDA for the three and six months ended June 30, 2003 was $31.9 million and $57.8 million respectively, compared to $29.8 million and $60.6 million for the three and six months ended June 30, 2002, respectively. The increase in EBITDA for the three months ended June 30, 2003 compared to 2002 is due primarily to a moderate increase in revenues at the Chicago Group combined with reduced expenses, partially the result of favorable adjustments to the net carrying value of inventory. Adverse quarter over quarter changes in operating results at each of the remaining Groups due to general economic conditions, partially offset the improvement at the Chicago Group.

Interest expense totalled $6.5 million and $20.5 million for the three and six months ended June 30, 2003, respectively, compared with $12.8 million and $30.0 million for the same periods in 2002. This reduction is primarily the result of lower average rates on long-term debt in the second quarter and the six months ended June 30, 2003. The contractual rates of interest on long-term debt were reduced through the use of a fixed to floating interest rate swap on $250 million of the Senior Notes in part offset by a cross-currency floating to fixed rate swap on the Senior Secured Credit Facility. Interest costs were further reduced as a result of marking to market the value of the fixed to floating interest rate swap.

Interest and dividend income was $5.1 million in the second quarter of 2003 compared with $3.9 million in the same quarter of 2002. For the six months ended June 30, 2003 and 2002, interest and dividend income was $9.3 million and $9.8 million, respectively. The net reduction of $0.5 million in interest and dividend income for the six months ended June 30, 2003 compared to 2002 results from numerous factors including the length of time during the respective periods that funds were held for debt retirement, interest earned in the prior year on income tax overpayments and interest on the CanWest debentures.

Net foreign currency gains in the second quarter of 2003 amounted to $30.6 million compared with $2.8 million in the second quarter of 2002. Net foreign currency gains for the six months ended June 30, 2003 amounted to $74.6 million compared with net foreign currency losses of $80.1 million for the same period in 2002. Foreign exchange gains on the Participation Trust obligations were $92.8 million and accounted for the largest portion of the gain for the six months ended June 30, 2003 whereas losses of $78.2 million on the substantial liquidation of the Company’s investment in the Canadian Newspaper Group accounted for the major portion of the loss in 2002. Gains on the Participation Trust obligation were partially offset by mark to market losses of $15.5 million on the cross-currency swaps during the six months ended June 30, 2003.

Net other income (expense) in the second quarter of 2003 amounted to income of $0.5 million compared to a net expense of $8.3 million in the second quarter of 2002. For the six months ended June 30, 2003 and 2002, net other expense was $38.5 million and $31.6 million, respectively. The net other income in the second quarter of 2003 consisted primarily of a gain on the sale of investments made in two new media companies partially offset by losses from the Company’s share of certain joint venture operations. The net expense of $8.3 million in the second quarter of 2002 was due primarily to a loss on the Total Return Equity Swaps of $6.2 million. For the six months ended June 30, 2003, the expense consisted primarily of the write-off of deferred financing costs and premiums paid of $37.3 million on the redemption of the Company’s 9.25% Senior Subordinated Notes in January 2003. Other income (expense), net for the six months ended June 30, 2002 amounted to a loss of $31.6 million and primarily consisted of the write-off of deferred financing charges and premiums paid on the redemption of the Company’s 8.625% Senior Notes totalling $35.5 million, offset by gains on the Total Return Equity Swap of $2.4 million and net gains on sales of assets totalling $5.5 million.

Minority interest in the second quarter of 2003 totalled $1.7 million compared to $1.4 million in 2002. Minority interest for the six months ended June 30, 2003 and 2002 was $3.4 million and $1.8 million, respectively. Minority interest represents the minority share of net earnings of Hollinger L.P. The increase is due primarily to foreign exchange gains in Hollinger L.P. as a result of the strengthening of the Canadian dollar.

Income tax expense was $22.3 million and $26.5 million for the three and six month periods ended June 30, 2003, respectively, and $3.2 million and a recovery of $15.0 million in the comparable 2002 periods, respectively. The effective tax rate for the six months ended June 30, 2003 was approximately 47.5%. This is higher than the statutory rate due to non-deductibility of certain expenses and mark to market derivative losses and the impact of withholding taxes, offset in part by the utilization of tax losses, for which the related tax asset had a valuation allowance for its full amount. For the six months ended June 30, 2002, the effective tax rate was approximately 15.0%. This rate is lower than the statutory rate primarily because the Company incurred a loss on foreign currency of approximately $72.0 million, which was not deductible for tax purposes.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(dollar amounts in thousands)		(dollar amounts in thousands)
		(Restated)		(Restated)
Operating revenues:
Chicago Group	$115,985	$113,464	$221,999	$218,199
Community Group	2,589	3,877	5,331	7,102
U.K. Newspaper Group	123,377	114,458	257,932	237,997
Canadian Newspaper Group	22,433	18,978	39,469	34,442
Investment and Corporate Group	—	—	—	—

Total operating revenue	$264,384	$250,777	$524,731	$497,740

Operating income (loss)
Chicago Group	$19,089	$13,024	$25,383	$16,589
Community Group	(1,338)	(672)	(3,056)	(1,858)
U.K. Newspaper Group	8,198	9,106	24,777	31,525
Canadian Newspaper Group	24	587	(1,493)	(1,467)
Investment and Corporate Group	(7,470)	(4,809)	(13,625)	(9,854)

Total operating income	$18,503	$17,236	$31,986	$34,935

Operating revenues:
Chicago Group	43.9%	45.2%	42.3%	43.9%
Community Group	1.0%	1.6%	1.0%	1.4%
U.K. Newspaper Group	46.6%	45.6%	49.2%	47.8%
Canadian Newspaper Group	8.5%	7.6%	7.5%	6.9%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss)
Chicago Group	103.2%	75.6%	79.4%	47.5%
Community Group	-7.2%	-3.9%	-9.6%	-5.3%
U.K. Newspaper Group	44.3%	52.8%	77.5%	90.2%
Canadian Newspaper Group	0.1%	3.4%	-4.7%	-4.2%
Investment and Corporate Group	-40.4%	-27.9%	-42.6%	-28.2%

Total operating income	100.0%	100.0%	100.0%	100.0%

Operating income margin:
Chicago Group	16.5%	11.5%	11.4%	7.6%
Community Group	Neg	Neg.	Neg.	Neg.
U.K. Newspaper Group	6.6%	8.0%	9.6%	13.2%
Canadian Newspaper Group	0.1%	3.1%	Neg	Neg.
Investment and Corporate Group	N/A	N/A	N/A	N/A

Total operating income margin	7.0%	6.9%	6.1%	7.0%

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(dollar amounts in thousands)		(dollar amounts in thousands)
		(Restated)		(Restated)
Chicago Group
Operating revenue
Advertising	$91,040	$87,885	$172,228	$167,265
Circulation	21,805	22,852	43,815	45,704
Job printing and other	3,140	2,727	5,956	5,230

Total operating revenue	115,985	113,464	221,999	218,199

Operating costs
Newsprint	13,337	15,519	29,592	32,314
Compensation costs	41,994	42,645	85,315	85,698
Other operating costs	33,769	33,892	65,884	66,263
Infrequent items	34	94	201	271
Depreciation	4,420	4,640	8,867	9,279
Amortization	3,342	3,650	6,757	7,785

Total operating costs	96,896	100,440	196,616	201,610

Operating income	$19,089	$13,024	$25,383	$16,589

Community Group
Operating revenue
Advertising	$928	$1,023	$1,802	$2,009
Circulation	1,407	1,427	2,936	2,972
Job printing and other	254	1,427	593	2,121

Total operating revenue	2,589	3,877	5,331	7,102

Operating costs
Newsprint	169	434	474	895
Compensation costs	1,720	1,888	3,218	3,783
Other operating costs	1,643	1,822	4,093	3,510
Depreciation	395	405	602	772

Total operating costs	3,927	4,549	8,387	8,960

Operating loss	$(1,338)	$(672)	$(3,056)	$(1,858)

U.K. Newspaper Group
Operating revenue
Advertising	$75,439	$77,032	$163,730	$160,966
Circulation	41,747	31,210	81,956	65,162
Job printing and other	6,191	6,216	12,246	11,869

Total operating revenue	123,377	114,458	257,932	237,997

Operating costs
Newsprint	18,193	19,800	37,952	39,985
Compensation costs	26,489	22,547	52,274	44,612
Other operating costs	66,807	59,986	135,761	115,749
Depreciation	3,690	3,019	7,168	6,126

Total operating costs	115,179	105,352	233,155	206,472

Operating income	$8,198	$9,106	$24,777	$31,525

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(dollar amounts in thousands)		(dollar amounts in thousands)
		(Restated)		(Restated)
Canadian Newspaper Group
Operating revenue
Advertising	$16,800	$13,475	$28,931	$24,304
Circulation	3,019	2,990	5,652	5,574
Job printing and other	2,614	2,513	4,886	4,564

Total operating revenue	22,433	18,978	39,469	34,442

Operating costs
Newsprint	2,259	1,321	3,698	2,576
Compensation costs	11,533	8,506	21,179	16,788
Other operating costs	8,221	8,220	15,384	15,856
Depreciation	396	344	701	689

Total operating costs	22,409	18,391	40,962	35,909

Operating income (loss)	$24	$587	$(1,493)	$(1,467)

Investment and Corporate Group
Operating revenue
Advertising	$—	$—	$—	$—
Circulation	—	—	—	—
Job printing and other	—	—	—	—

Total operating revenue	—	—	—	—

Operating costs
Newsprint	—	—	—	—
Compensation costs	904	755	1,859	1,560
Other operating costs	5,475	3,568	10,278	7,423
Stock-based compensation	—	95	—	95
Depreciation	1,091	391	1,488	776

Total operating costs	7,470	4,809	13,625	9,854

Operating loss	$(7,470)	$(4,809)	$(13,625)	$(9,854)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	Percentage	Percentage	Percentage	Percentage

		(Restated)		(Restated)
Chicago Group
Operating revenue
Advertising	78.5%	77.5%	77.6%	76.7%
Circulation	18.8%	20.1%	19.7%	20.9%
Job printing and other	2.7%	2.4%	2.7%	2.4%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	11.5%	13.7%	13.3%	14.8%
Compensation costs	36.2%	37.6%	38.4%	39.3%
Other operating costs	29.1%	29.9%	29.7%	30.4%
Infrequent items	0.0%	0.0%	0.1%	0.1%
Depreciation	3.8%	4.1%	4.0%	4.2%
Amortization	2.9%	3.2%	3.1%	3.6%

Total operating costs	83.5%	88.5%	88.6%	92.4%

Operating income	16.5%	11.5%	11.4%	7.6%

Community Group
Operating revenue
Advertising	35.8%	26.4%	33.8%	28.3%
Circulation	54.4%	36.8%	55.1%	41.8%
Job printing and other	9.8%	36.8%	11.1%	29.9%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	6.5%	11.2%	8.9%	12.6%
Compensation costs	66.4%	48.7%	60.3%	53.3%
Other operating costs	63.5%	47.0%	76.8%	49.4%
Depreciation	15.3%	10.4%	11.3%	10.9%

Total operating costs	151.7%	117.3%	157.3%	126.2%

Operating loss	-51.7%	-17.3%	-57.3%	-26.2%

U.K. Newspaper Group
Operating revenue
Advertising	61.1%	67.3%	63.5%	67.6%
Circulation	33.9%	27.3%	31.8%	27.4%
Job printing and other	5.0%	5.4%	4.7%	5.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	14.8%	17.3%	14.7%	16.8%
Compensation costs	21.5%	19.7%	20.3%	18.8%
Other operating costs	54.1%	52.4%	52.6%	48.6%
Depreciation	3.0%	2.6%	2.8%	2.6%

Total operating costs	93.4%	92.0%	90.4%	86.8%

Operating income	6.6%	8.0%	9.6%	13.2%

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	Percentage	Percentage	Percentage	Percentage

		(Restated)		(Restated)
Canadian Newspaper Group
Operating revenue
Advertising	74.9%	71.0%	73.3%	70.5%
Circulation	13.5%	15.8%	14.3%	16.2%
Job printing and other	11.6%	13.2%	12.4%	13.3%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	10.1%	7.0%	9.4%	7.5%
Compensation costs	51.4%	44.8%	53.6%	48.7%
Other operating costs	36.6%	43.3%	39.0%	46.1%
Depreciation	1.8%	1.8%	1.8%	2.0%

Total operating costs	99.9%	96.9%	103.8%	104.3%

Operating income (loss)	0.1%	3.1%	-3.8%	-4.3%

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $116.0 million and $222.0 million for the three and six months ended June 30, 2003, respectively, compared to $113.5 million and $218.2 million for the three and six month periods ended June 30, 2002, respectively, which is an increase of $2.5 million or 2.2% for the quarter and $3.8 million or 1.7% for the six months ended June 30. Advertising revenue was $91.0 million in the second quarter of 2003 and $172.2 million in the six months ended June 30, 2003, compared with $87.9 million in the second quarter of 2002 and $167.3 million in the six months ended June 30, 2002, increases of $3.1 million or 3.5% and $4.9 million or 2.9%, respectively. The second quarter increase results from higher advertising revenue in each of retail and national advertising.

Circulation revenue was $21.8 million and $43.8 million for the three and six months ended June 30, 2003, respectively, compared with $22.9 million and $45.7 million for the comparable periods in 2002, decreases of $1.1 million or 4.8% and $1.9 million or 4.2%, respectively. The decline in circulation revenue continues to be attributable to price discounting, particularly in the home delivery market. Although home delivery circulation has increased, single copy sales have declined from the prior year in large part as a consequence of free circulation papers offered by the Chicago Group and its primary competitor. Printing and other revenue was $3.1 million in the second quarter of 2003 and $6.0 million in the six months ended June 30, 2003, compared with $2.7 million and $5.2 million in 2002, increases of $0.4 million and $0.8 million, respectively.

Total operating costs in the second quarter of 2003 were $96.9 million and in the six months ended June 30, 2003 were $196.6 million compared with $100.4 million and $201.6 million in 2002, decreases of $3.5 million and $5.0 million, respectively.

Newsprint expense in the second quarter was $13.3 million compared with $15.5 million in 2002, a decrease of $2.2 million or 14.2% in the quarter. Total newsprint consumption in the quarter increased approximately 5% compared with the second quarter of 2002, but the average cost per tonne of newsprint in the second quarter of 2003 was approximately 5% lower than in the second quarter of 2002. Newsprint expense in the six months ended June 30, 2003 was $29.6 million compared with $32.3 million in 2002, a decrease of $2.7 million. Reflected in newsprint costs is a book to physical inventory adjustment and a favorable recovery against an inventory provision for unusable newsprint which reduced newsprint expense for each of the three and six months ended June 30, 2003 by $2.2 million.

Compensation costs in the second quarter of 2003 were $42.0 million and in the six months ended June 30, 2003 were $85.3 million compared with $42.6 million and $85.7 million, respectively, in 2002, decreases of $0.6 million and $0.4 million, respectively. The modest declines in wages and salaries were partially offset by increased employee benefit costs for the three and six months ended June 30, 2003.

Other operating costs in the second quarter of 2003 were $33.8 million and in the six months ended June 30, 2003 were $65.9 million compared with $33.9 million and $66.3 million in 2002, decreases of $0.1 million or 0.3% and $0.4 million or 0.6%, respectively. The decrease in other operating costs resulted from general cost reductions across all areas. Depreciation and amortization in the second quarter of 2003 was $7.8 million and in the six months ended June 30, 2003 was $15.6 million compared with $8.3 million and $17.1 million in 2002, reductions of $0.5 million and $1.5 million, respectively.

Operating income in the second quarter of 2003 was $19.1 million and in the six months ended June 30, 2003 was $25.4 million compared with $13.0 million and $16.6 million in 2002, increases of $6.1 million and $8.8 million, respectively. The increases result primarily from higher revenues combined with lower newsprint, compensation and other operating costs.

U.K. Newspaper Group

Operating revenues for the U.K. Newspaper Group were $123.4 million in the second quarter of 2003 compared with $114.5 million in 2002, an increase of $8.9 million or 7.8%. In the six months ended June 30, 2003 operating revenues were $257.9 million compared with $238.0 million in 2002, an increase of $19.9 million or 8.4%. In pounds sterling, operating revenues in the second quarter of 2003 were £76.2 million compared with £78.3 million in 2002, a decrease of £2.1 million or 2.7%. For the six months ended June 30, 2003 operating revenues were £160.1 million compared with £164.9 million in 2002, a decrease of £4.8 million or 2.9%.

The decrease in operating revenue, in local currency, was mainly the result of lower advertising revenue, which, in local currency, was £46.5 million in the second quarter of 2003 compared with £52.7 million in 2002, a decrease of £6.2 million or 11.8%. In the six months ended June 30, 2003 advertising revenue, in local currency, was £101.7 million compared with £111.5 million in 2002, a decrease of £9.8 million or 8.8%. Recruitment advertising revenue decreased by 28.9% and display advertising revenue decreased 10.0% in the second quarter year over year due to the continuing advertising recession in the U.K.

Circulation revenue, in local currency, was £25.8 million in second quarter 2003 compared with £21.4 million in 2002, an increase of £4.4 million or 20.6%. For the six months ended June 30, 2003 circulation revenue, in local currency, was £50.9 million compared with £45.2 million in 2002, an increase of £5.7 million or 12.6%. Circulation volume has declined during 2003 from that in the prior year period as a result of management’s decision to reduce both bulk and foreign print sales and to reinvest the significant associated costs in developing and marketing the newspapers. In spite of the planned reductions in circulation, The Daily Telegraph had an average daily circulation of 915,000 in June. Those declines were compensated for by the impact of a price increase implemented in September of 2002 and, as price increases are only implemented as existing voucher programs expire, the continuing impact of a September 2001 price increase. In addition, the circulation revenue for the second quarter of 2002 was reduced by a £2.2 million provision following a revised estimate of expected redemption rates for vouchers issued principally prior to the second quarter of 2002 to attract new sales.

Total operating costs in the second quarter of 2003 were $115.2 million and in the six months ended June 30, 2003 were $233.2 million compared with $105.4 million and $206.5 million in 2002, which are increases of $9.8 million and $26.7 million, respectively. In local currency, total operating costs in the second quarter of 2003 were £71.2 million compared to £72.1 million in 2002, a decrease of £0.9 million or 1.2%. For the six months ended June 30, 2003, operating costs were £144.8 million compared with £143.0 million in 2002, which represents an increase of £1.8 million or 1.3%.

Newsprint costs for the second quarter of 2003, in local currency, were £11.2 million compared with £13.5 million in 2002, a decrease of £2.3 million or 17.0%. In the six months ended June 30, 2003 newsprint costs, in local currency, were £23.6 million compared with £27.7 million in 2002, a decrease of £4.1 million or 14.8%. The decrease results from a 7.8% reduction in consumption due to lower pagination as a result of lower advertising revenue and the reduction of bulk and foreign production, and a 7.7% reduction in the average price per tonne of newsprint.

Compensation costs for the second quarter of 2003, in local currency, were £16.4 million compared with £15.4 million in 2002, an increase of £1.0 million or 6.5%. In the six months ended June 30, 2003 compensation costs, in local currency, were £32.4 million compared with £30.9 million in 2002, an increase of £1.5 million or 4.9%.

Other operating expenses, in local currency, were £41.3 million in the second quarter of 2003 compared with £41.0 million in 2002, an increase of £0.3 million or 0.7%. In the six months ended June 30, 2003 other operating costs in local currency, were £84.3 million compared with £80.1 million in 2002, an increase of £4.2 million or 5.2%. The year over year increase in costs for the six months ended June 30, 2003 relates primarily to increased marketing activities in the first quarter.

Depreciation and amortization for the three and six months ended June 30, 2003 was £2.3 million and £4.4 million, respectively, compared with £2.1 million and £4.2 million, respectively, in 2002.

Canadian Newspaper Group

Operating revenues in the Canadian Newspaper Group in the second quarter of 2003 were $22.4 million compared with $19.0 million in 2002 and for the six months ended June 30, 2003 were $39.5 million compared with $34.4 million in 2002. The 2002 amounts previously reported have been restated to consolidate the results of the Business Information Group, which had previously been reflected as a discontinued operation. During the third quarter of 2002, due to changes in circumstances this group of assets no longer met the criteria under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets” to be classified as held for sale. Accordingly, the results of the Business Information Group have been incorporated into the continuing operations of the Canadian Newspaper Group.

The operating income of the Canadian Newspaper Group was break-even in the second quarter of 2003 compared with operating income of $0.6 million in 2002 and was a loss of $1.5 million for each of the six months ended June 30, 2003 and 2002. The results for the Canadian Newspaper Group include pension and post-retirement obligation expense of Cdn. $1.9 million and $3.8 million for the three and six months ended June 30, 2003 relating to employees formerly employed by Southam Publications and in respect of whom the obligations were not assumed by CanWest, purchaser of the related newspapers.

Community Group

Operating revenue and operating income for the Community Group were $2.6 million and a loss of $1.3 million in the second quarter of 2003 compared with $3.9 million and a loss of $0.7 million in 2002. Operating revenue and operating income for the six months ended June 30, 2003 were $5.3 million and a loss of $3.1 million compared with $7.1 million and a loss of $1.9 million in 2002. The declines in revenue and increases in operating losses are primarily attributable to the loss of business under a contract for the printing of a commercial telephone directory.

Corporate Group

Operating costs of the Corporate Group were $7.5 million in the second quarter of 2003 compared with $4.8 million in 2002. In the six months ended June 30, 2003 operating costs were $13.6 million compared with $9.9 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital consists of current assets less current liabilities. At June 30, 2003, working capital, excluding debt obligations, was a deficiency of $253.5 million excluding restricted cash compared to a deficiency of $228.1 million at December 31, 2002 excluding funds held in escrow to repay debt. Current assets were $374.6 million at June 30, 2003 and $347.8 million at December 31, 2002 excluding escrow funds and restricted cash. Current liabilities, excluding debt obligations, were $628.1 million at June 30, 2003, compared with $575.9 million at December 31, 2002.

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

Debt

Long-term debt, including the current portion, was $576.4 million at June 30, 2003 compared with $1,084.4 million at December 31, 2002. During the first six months of 2003, the Company retired $504.9 million principal amount of Senior Subordinated Notes, repaid $1.7 million of debt due under its Senior Credit Facility and reduced other debt by $1.4 million. Under the terms of the Senior Credit Facility, the Company is required to repay $2.2 million of amounts advanced as term debt during the remainder of 2003.

During the term of the Senior Credit Facility, the Company is required to make partial principal repayments in each year as follows:

(in thousands)
2003	$3,875
2004	7,263
2005	9,513
2006	11,762
2007	14,012
Later years	218,575

$265,000

Under the terms of the new Senior Credit Facility and the 9% Senior Notes, the Company is subject to certain restrictive covenants. These covenants include certain leverage ratios and restrictions on the use of funds in certain circumstances. If the Company were to be in violation of the restrictive covenants, the debts could become due and payable on demand. At June 30, 2003 the Company was in compliance with all covenants under these agreements.

Cash Flows

Cash flows provided by operating activities were $31.1 million for the six months ended June 30, 2003, compared with $4.4 million in 2002. Excluding changes in working capital (other than cash), cash flows provided by operating activities were $34.5 million in 2003 and $8.5 million in 2002.

Cash flows provided by investing activities in the six months ended June 30, 2003 were $6.8 million compared with cash flows used in investing activities of $12.2 million in 2002. The primary reason for this change is the receipt of proceeds on the disposal of investments and other assets in 2003 and reduced capital expenditures.

Cash flows used in financing activities in the six months ended June 30, 2003 were $37.8 million and cash flows used in financing activities were $308.2 million in 2002. In the first quarter of 2003, the Company repaid $504.9 million of long-term debt from escrow deposits and restricted cash on hand at December 31, 2002 which was raised upon issuance of the 9% Senior Notes and completion of the Senior Credit Facility. In 2002, the Company repaid $291.3 million of long-term debt primarily from available cash balances. Long-term debt repayments as disclosed in the Condensed Consolidated Statements of Cash Flows include both principal repayments and premiums paid on extinguishment of debt.

Capital Expenditures

The Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures out of cash provided by their respective operating activities and anticipate that they will have sufficient cash flow to continue to do so.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate, however, certain agreements binding Publishing and other subsidiaries of the Company contain restrictive provisions, which may limit amounts available to the Company for the payment of dividends.

Although the amount available for the payment of dividends and other obligations by the Company at any time is limited, as described above, the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

Outlook

The Company expects its full year operating income to be in the range of $54 million to $62 million which is less than the guidance of $65 million to $75 million that the Company provided earlier in its release of April 2, 2003.

The Company’s EBITDA is expected to be affected by non-recurring items, particularly the costs of and associated with the review now being conducted by the Special Committee of the Board of Directors, and undertaken in response to the concerns of a shareholder. A thorough and independent inquiry into the matters raised leading up to the announcement of the formation of the Special Committee on June 17, 2003, will produce higher legal costs and insurance premiums than could have been foreseen when the Company’s original forecast was made. The present estimate of these costs is from $6 million to $8 million.

The new forecast also reflects continued softness in the U.K. newspaper advertising market, which has persisted longer than was generally expected.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint Newsprint prices continued to fluctuate during the past twelve months. On a consolidated basis newsprint expense amounted to $71.7 million in the first six months of 2003 and $75.8 million in 2002. Management believes that newsprint prices could continue to show significant price variations in the future. Suppliers implemented a newsprint price increase of $35 per tonne during the second quarter of 2003 the effect of which will be limited to our Chicago Group and Canadian Group operations. In the United Kingdom, newsprint prices payable by the Company in 2003 pursuant to longer-term contracts are less than the average prices paid in 2002. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during the six months ended June 30, 2003, a change in the price of newsprint of $50 per tonne would increase or decrease net income for the six month period by about $4.5 million.

     Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

     Interest Rates At June 30, 2003, the Company had debt totaling $250.0 million which is subject to interest calculated at floating rates as a consequence of fixed to floating swaps arranged by the Company. The current rates of interest are reset every six months in arrears on June 15 and December 15. A 1% change in the interest rate would result in a change in interest costs in respect of such debt of $0.6 million for the quarter and $1.2 million for the six month period ended June 30, 2003.

     Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the six months ended June 30, 2003, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported net earnings for the six months ended June 30, 2003:

	Actual Average
	2003 Rate	Increase/Decrease

United Kingdom	$1.61/£	$50,000
Canada	$0.69/Cdn.$	$35,656,000	(1)

(1)	Included in the increase/decrease noted is $34.6 million in respect of the Company’s sale of Participations as noted below.

In 2001, the Company sold Participations in Cdn. $756.8 million principal amount of CanWest debentures to a special purpose trust (“Participation Trust”). In respect of these debentures, based on the original Canadian principal amount, the Company would eventually be required to deliver to the Participation Trust, debentures with a principal amount equivalent to $490.5 million, which equates to a fixed rate of exchange of 0.6482 U.S. dollars to each Canadian dollar as well as additional debentures in respect of the paid-in-kind interest at the same fixed rate of exchange. During the second quarter of 2003, CanWest redeemed a total of Cdn. $265.0 million principal amount of debentures and, of the total proceeds received $159.8 million was paid to the Participation Trust. Upon receipt of the notice of redemption, the Company entered into a U.S. dollar forward purchase contract for the full amount of the Canadian dollar redemption proceeds to coincide with the date of receipt of the proceeds. At June 30, 2003, the obligation to the Participation Trust was $447.9 million, and the corresponding CanWest debentures had a principal amount receivable of Cdn. $691.1 million.

As the requirement to deliver debentures is a U.S. dollar obligation and the notes are denominated in Canadian dollars, the Company is exposed to fluctuations in the related exchange rate. A $0.05 change in the rate of exchange of U.S. dollars into Canadian dollars applied to the Cdn. $691.1 million principal amount of CanWest debentures at June 30, 2003 would result in a $34.6 million loss or gain to the Company. Management is evaluating various options to reduce the exposure to foreign currency fluctuations with respect to the CanWest debentures at a reasonable cost.

     Electronic Media Management holds the view that newspapers will continue to be an important business segment of the media industry. Among educated and affluent people, indications are that strong newspaper readership will continue. Alternate forms of information delivery such as the Internet could impact newspapers, but recognition of the Internet’s potential combined with a strong newspaper franchise could be a platform for Internet operations. Newspaper readers can be offered a range of Internet services as varied as the content. Virtually all newspapers are now published on the Internet as well as in the traditional newsprint format.

     Item 4. Controls and Procedures

     Controls and Procedures Pursuant to Exchange Act Rule 13a-14, an evaluation of the effectiveness of Hollinger International Inc.’s disclosure controls and procedures was undertaken by its Chairman and Chief Executive Officer and its Vice President Finance and Chief Financial Officer, the Company’s principal executive officer and principal financial officer, respectively, as of June 30, 2003. Based on that evaluation, the Chief Executive Office and the Chief Financial Officer have each concluded that the disclosure controls and procedures were effective in providing reasonable assurance that material information requiring disclosure in this filing was brought to their attention on a timely basis. There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     Limitations on Effectiveness of Controls Notwithstanding management’s conclusions, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
31.1     Certification
31.2     Certification
32.1     Certification
32.2     Certification
(b)  Reports on Form 8-K

i)	Current Report on Form 8-K, filed as of April 4, 2003, regarding the announcement of the Company’s results for the year ended December 31, 2002. The Form 8-K was filed pursuant to Item 12, Results of Operations and Financial Condition.

ii)	Current Report on Form 8-K, filed as of May 27, 2003, regarding reaching an agreement in principle with Southeastern Asset Management Inc.

iii)	Current Report on Form 8-K, filed as of June 18, 2003, regarding the Company establishing a Special Committee to conduct an independent review and investigation of allegations raised by Tweedy, Browne Company, LLC.

iv)	Current Report on Form 8-K, filed as of July 25, 2003, wherein the Company’s Board of Directors announced that Graham W. Savage and the Honourable Raymond G.H. Seitz have been named Directors of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: August 14, 2003	By:	/s/ Conrad M. Black Lord Black of Crossharbour, PC(C), OC, KCSG Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Peter K. Lane Peter K. Lane Vice President and Chief Financial Officer