Form 10-Q
period 2003-09-30
HOLLINGER INTERNATIONAL INC
filed 2003-11-21
CIK 868512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003

Class A Common Stock par value $.01 per share	71,700,453 shares

Class B Common Stock par value $.01 per share	14,990,000 shares

TABLE OF CONTENTS
INDEX
HOLLINGER INTERNATIONAL INC.

		PAGE

PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosure about Market Risk	45
Item 4	Controls and Procedures	46
PART II	OTHER INFORMATION
Item 6	Exhibits and reports on Form 8-K	48
	Signatures	49

HOLLINGER INTERNATIONAL INC.

As described in Note 14 to the Condensed Consolidated Financial Statements of Hollinger International Inc. (the “Company”), KPMG LLP (“KPMG”), the Company’s independent public accountant has advised the Company that, due to the status of an ongoing internal review and investigation by a special committee established by the Board of Directors on June 17, 2003, of concerns raised by a shareholder in a Schedule 13D and an Amendment to the Schedule 13D filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2003 and June 11, 2003, respectively, it is currently unable to complete its review under Statement of Auditing Standards No. 100, (“SAS 100”) of the Condensed Consolidated Financial Statements included in this Form 10-Q. When such review and investigation is complete, the Company intends to amend this Form 10-Q and to make such further amendments as may be necessary to reflect the findings of the special committee. The Company cannot, however, predict the timing or the substance of the special committee findings and their consequent impact on the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q or when the SAS 100 review will be completed.

At approximately 5:00 p.m. Eastern time on November 19, 2003, Lord Black informed the Board that, on advice of counsel, he was retiring as Chief Executive Officer effective immediately, rather than the previously announced date of November 21, 2003. Following his resignation, Lord Black could not sign the certifications required to be signed by the Chief Executive Officer of the Company to be included in this Form 10-Q. Accordingly, the Company was not able to obtain the necessary certification based on the Chief Executive Officer’s review of the Form 10-Q in time to file its Form 10-Q in a timely fashion. Because Gordon A. Paris, who was recently appointed Chief Executive Officer effective upon Lord Black’s retirement, has not had time to conduct the reviews that are the basis for the required certifications, this Form 10-Q does not contain the required certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, or the required certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which requires a certification that the disclosure controls and procedures of the Company have been designed by or under the supervision of and evaluated by both the Chief Executive Officer and the Chief Financial Officer of the Company. When such review and evaluation by the Chief Executive Officer is complete and the Chief Executive Officer is able to make the certifications, the Company intends to amend this Form 10-Q to include such certifications and the required certifications of the Chief Financial Officer and make such further amendments as may be necessary to reflect the findings of the special committee.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

		(Restated -		(Restated -
		Notes 3(a) and (d))		Notes 3(a) and (d))
Operating revenues:
Advertising	$171,299	$170,125	$537,990	$524,669
Circulation	69,048	63,125	203,407	182,537
Job printing	3,997	3,757	11,956	12,566
Other	8,783	7,412	24,505	22,387

Total operating revenues	253,127	244,419	777,858	742,159

Operating costs and expenses:
Newsprint	19,755	17,472	53,519	73,336
Newsprint incurred through joint ventures	18,021	20,466	55,973	40,372
Compensation costs	81,350	77,078	245,195	229,519
Stock-based compensation	77	(95)	77	—
Other operating costs	100,413	96,142	307,490	283,424
Other operating costs incurred through joint ventures	12,090	12,170	36,413	33,689
Infrequent items	3,441	165	3,642	436
Depreciation	9,812	9,146	28,638	26,788
Amortization	3,677	4,007	10,434	11,792

Total operating costs and expenses	248,636	236,551	741,381	699,356

Operating income	4,491	7,868	36,477	42,803
Other income (expense):
Interest expense	(18,125)	(12,405)	(38,595)	(42,444)
Amortization of deferred financing costs	(608)	(1,234)	(1,813)	(4,352)
Interest and dividend income	2,757	4,359	12,095	14,109
Foreign currency gains (losses), net	10,558	(5,682)	85,136	(85,816)
Other income (expense), net	(751)	(29,632)	(39,201)	(61,229)

Total other income (expense)	(6,169)	(44,594)	17,622	(179,732)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(1,678)	(36,726)	54,099	(136,929)
Income taxes (recovery)	4,152	(4,213)	30,672	(19,262)

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(5,830)	(32,513)	23,427	(117,667)
Minority interest (recovery)	1,146	(343)	4,556	1,446

Earnings (loss) before cumulative effect of change in accounting principle	(6,976)	(32,170)	18,871	(119,113)
Cumulative effect of change in accounting principle	—	—	—	(20,079)

Net earnings (loss)	$(6,976)	$(32,170)	$18,871	$(139,192)

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic	$(0.08)	$(0.33)	$0.22	$(1.24)
Diluted	$(0.08)	$(0.33)	$0.21	$(1.24)

Net earnings (loss) per share
Basic	$(0.08)	$(0.33)	$0.22	$(1.45)
Diluted	$(0.08)	$(0.33)	$0.21	$(1.45)

Weighted average shares outstanding-basic	86,540	96,225	87,418	96,123

Weighted average shares outstanding-diluted	86,540	96,225	87,820	96,123

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

		(Restated -		(Restated -
		Notes 3(a) and (d))		Notes 3(a) and (d))
Net earnings (loss)	$(6,976)	$(32,170)	$18,871	$(139,192)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of taxes	(549)	567	3,845	825
Foreign currency translation adjustment	(58)	21,811	(33,927)	110,352

Comprehensive loss	$(7,583)	$(9,792)	$(11,211)	$(28,015)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002
(Amounts in Thousands)

	September 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,546	$113,368
Accounts receivable, net	212,720	205,843
Inventories	11,268	10,194
Prepaid expenses and other current assets	29,116	18,358
Escrow deposits and restricted cash	19,823	545,952

Total current assets	328,473	893,715
Loan to affiliate	21,356	45,848
Investments	135,572	124,076
Advances under printing contracts and notes receivable — joint ventures	45,860	50,591
Property, plant, and equipment, net of accumulated depreciation	285,270	299,686
Intangible assets, net of accumulated amortization	110,606	117,179
Goodwill	552,929	533,677
Prepaid pension benefit	74,132	63,146
Deferred financing costs and other assets	110,634	60,214

	$1,664,832	$2,188,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,322	$4,814
Senior Subordinated Notes	—	504,906
Accounts payable	87,756	87,445
Accounts payable — joint ventures	14,087	12,454
Accrued expenses	98,307	106,878
Amounts due to related parties, net	21,709	30,358
Income taxes payable	347,201	295,971
Deferred revenue	47,156	42,792

Total current liabilities	621,538	1,085,618
Long term debt, less current installments	524,987	574,658
Deferred income taxes	282,523	249,731
Other liabilities	138,847	132,503

Total liabilities	1,567,895	2,042,510

Minority interest	25,288	17,097

Redeemable preferred stock	—	8,650

Stockholders’ equity:
Convertible preferred stock	—	—
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; issued and outstanding 83,995,370 and 85,819,295 in 2003 and 2002, respectively	840	858
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 14,990,000 shares in 2003 and 2002	150	150
Additional paid-in capital	434,866	441,476
Accumulated other comprehensive loss	(114,435)	(84,353)
Deficit	(100,963)	(98,296)

	220,458	259,835
Class A common stock in treasury	(148,809)	(139,960)

Total stockholders’ equity	71,649	119,875

	$1,664,832	$2,188,132

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and September 30, 2002
(Amounts in Thousands)
(Unaudited)

	2003	2002

		(Restated-
		Notes 3(a) and d))
Cash Flows From Operating Activities:
Net earnings (loss)	$18,871	$(139,192)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	39,072	38,580
Amortization of deferred financing costs	1,813	4,352
Minority interest	4,556	1,446
Premium on debt extinguishments	19,657	27,126
Gain on sale of investments	(3,573)	—
Loss (gain) on sales of assets	155	(5,416)
Non-cash interest income	(5,302)	(4,235)
Total return equity swap	—	18,142
Foreign currency translation loss	—	78,217
Cumulative effect of change in accounting principle	—	20,079
Other	(44,799)	12,796
Changes in working capital, net	(17,231)	(29,277)

Cash provided by operating activities	13,219	22,618

Cash Flows From Investing Activities:
Capital expenditures	(11,852)	(21,416)
Additions to investments and other assets	(9,493)	(7,447)
Proceeds from disposal of investments and other assets	32,249	12,272
Other investing activities	(115)	—

Cash provided by (used in) investing activities	10,789	(16,591)

Cash Flows From Financing Activities:
Repayments of long-term debt	(574,259)	(320,642)
Repurchase of common shares	(8,849)	—
Proceeds on issuance of common shares	1,949	3,430
Escrow deposits and restricted cash	526,129	—
Changes in amounts due from affiliates	(11,501)	14,088
Dividends and distributions to minority interests	—	(917)
Cash dividends paid	(13,024)	(24,250)
Other financing activities	(3,095)	657

Cash used in financing activities	(82,650)	(327,634)

Effect of exchange rate changes on cash	820	10,467

Net decrease in cash and cash equivalents	(57,822)	(311,140)
Cash and cash equivalents at beginning of period	113,368	479,514

Cash and cash equivalents at end of period	$55,546	$168,374

Cash paid for interest	$53,044	$62,029

Cash paid for taxes	$17,929	$4,419

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included for all periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 — Principles of Presentation and Consolidation

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at September 30, 2003 held approximately 30.3% of the combined equity and approximately 72.7% of the combined voting power of the outstanding Common Stock of the Company.

     The Condensed Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. At September 30, 2003, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87%.

     All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation and as described in Note 3 below.

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

     Amortization expense was increased by $1,146,000 and $3,437,000 and income tax expense was reduced by approximately $459,000 and $1,375,000 for the three- and nine-month periods ended September 30, 2002, respectively, from amounts previously reported to reflect the adjustment to amortization and related tax effect resulting from the reclassification.

     The Company’s reclassification of advertiser and subscriber relationship intangible assets apart from goodwill had no impact on the asset impairment tests and the Company’s cumulative effect of a change in accounting principle.

     In connection with the SFAS No. 142 transitional impairment evaluation, by December 31, 2002 the Company was required to assess whether goodwill was impaired as of January 1, 2002. The Company completed its transitional impairment test as of January 1, 2002 in the quarter ended December 31, 2002 and wrote down goodwill amounting to $20,079,000. In accordance with SFAS No. 142, the results for the three- and nine- month periods ended September 30, 2002 have been restated to reflect this adjustment.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The changes in the carrying amount of goodwill as of September 30, 2003, as allocated by reportable segment for the nine months ended September 30, 2003 are as follows:

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper
(In thousands)	Group	Group	Group	Group	Total

Balance as of December 31, 2002	$128,054	$—	$360,394	$45,229	$533,677
Acquisition	—	—	—	1,091	1,091
Foreign currency translation	—	—	10,974	7,187	18,161

Balance as of September 30, 2003	$128,054	$—	$371,368	$53,507	$552,929

(b) Accounting for Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. There was no material impact on the Condensed Consolidated Statements of Operations on adoption of this standard.

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

(d) Losses on Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments requiring that such expenses no longer be treated as extraordinary items unless the items meet the definition of extraordinary per APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As a result of the Company’s adoption of SFAS No. 145, the Company’s net after tax loss on the extinguishment of debt of $21.3 million (pre-tax loss of $35.5 million) for the nine months ended September 30, 2002 no longer qualifies as an extraordinary item and has been reclassified to “Other income (expense), net”. Similarly, losses of $37.3 million incurred on the January 22, 2003 extinguishment of Senior Subordinated Notes and losses of $0.9 million on the $45.0 million repayment of the Senior Credit Facility on September 30, 2003, have been included in “Other income (expense), net” for the nine-month period ended September 30, 2003.

(e) Guarantor Obligations

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the accounting for and disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. For guarantees entered into or modified after December 31, 2002, the Interpretation requires the guarantor to recognize a liability for the non-contingent component of guarantees, being the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued without a premium payment or as part of a transaction with multiple elements. The Company had previously adopted the disclosure requirements of the Interpretation and effective January 1, 2003, applies the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. There has been no change in guarantees by the Company during the nine months ended September 30, 2003 except that the uninsured exposure in respect of death benefits for certain journalists reporting from the Middle East is no longer significant.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(f) Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIE’s”) which requires that companies that control another entity through interests other than a voting interest (primary beneficiary) should consolidate the controlled entity. In the absence of clear control through a voting equity interest, a company’s exposure (variable interest) to the economic risks and the potential rewards from a VIE’s assets and activities are the best evidence of a controlling financial interest. VIE’s created after January 31, 2003, of which the Company has none, must be consolidated immediately. The FASB has delayed the implementation of FIN 46 to VIE’s created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003 for an entity with a calendar year-end or quarter-end of December 31, 2003). The Company is continuing its evaluations of its holdings and contracts with respect to the requirements of FIN 46.

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

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. See Note 7 for a discussion of the Company’s use of derivative instruments. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

(h) Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Some provisions of this Statement are consistent with the FASB’s proposal to revise the definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”, to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

Note 4 — Stock-Based Compensation

The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc., and to employees of Ravelston Management Inc., a subsidiary of Ravelston, are recorded using the fair value based method and are reflected as a dividend in kind. During the three- and nine-month periods ended September 30, 2003, such dividends amounted to nil and $8.5 million, respectively, and are recorded as an increase to both “Additional paid-in capital” and “Deficit”.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Had the Company determined compensation costs based on the fair value at the grant date of its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended September 30		Nine months ended September 30

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net earnings (loss) as reported	$(6,976)	$(32,170)	$18,871	$(139,192)
Add: stock-based compensation expense, as reported	77	(95)	77	—
Deduct: pro forma compensation expense	(1,435)	(1,969)	(4,589)	(5,892)

Pro forma net earnings (loss)	$(8,334)	$(34,234)	$14,359	$(145,084)

Basic net earnings (loss) per share as reported	$(0.08)	$(0.33)	$0.22	$(1.45)
Diluted net earnings (loss) per share as reported	$(0.08)	$(0.33)	$0.21	$(1.45)
Pro forma basic net earnings (loss) per share	$(0.10)	$(0.36)	$0.16	$(1.51)
Pro forma diluted net earnings (loss) per share	$(0.10)	$(0.36)	$0.16	$(1.51)

The fair value of each stock option granted during the nine-month periods ended September 30, 2003 and 2002 was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine-month period of each of 2003 and 2002, respectively: dividend yield of 1.89% and 3.6%; expected volatility of 87.2% and 68.3%; risk-free interest rates of 4.25% and 4.5%; expected lives of 10 years. Weighted average fair value of options granted by the Company during the nine-month periods ended September 30, 2003 and 2002 was $6.65 and $5.65, respectively. There were no new options granted in the third quarter of 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial
Statements (Unaudited)

Note 5 — Earnings per share

The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Net loss	$(6,976)
Add dividends:
Series E Preferred Stock	—

Basic EPS
Net loss available to common stockholders	(6,976)	86,540	$(0.08)
Effect of dilutive securities
None	—	—

Diluted EPS
Net loss available to common stockholders	$(6,976)	86,540	$(0.08)

	Three Months Ended September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Restated)
	(in thousands, except per share amounts)
Net loss	$(32,170)
Add dividends:
Series E Preferred Stock	(31)

Basic EPS
Net loss available to common stockholders	(32,201)	96,225	$(0.33)
Effect of dilutive securities
None	—	—

Diluted EPS
Net loss available to common stockholders	$(32,201)	96,225	$(0.33)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 — Earnings per share — continued

	Nine Months Ended September 30, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Net earnings	$18,871
Deduct dividends:
Series E Preferred Stock	—

Basic EPS
Net earnings available to common stockholders	18,871	87,418	$0.22
Effect of dilutive securities	—	402

Diluted EPS
Net earnings available to common stockholders	$18,871	87,820	$0.21

	Nine Months Ended September 30, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Restated)
	(in thousands, except per share amounts)
Net loss	$(139,192)
Add dividends:
Series E Preferred Stock	(165)

Basic EPS
Net loss available to common stockholders	(139,357)	96,123	$(1.45)
Effect of dilutive securities
None	—	—

Diluted EPS
Net loss available to common stockholders	$(139,357)	96,123	$(1.45)

Note 6 — Segment Information

     The Company operates principally as a publisher, printer and distributor of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group consists of the Chicago Sun-Times and other newspapers in the greater Chicago metropolitan area. The Community Group includes the results of the Jerusalem Post. The U.K. Newspaper Group includes the Daily Telegraph and related newspaper products, magazines and business operations in London, England. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger L.P. Segment information for the three- and nine-month periods ended September 30, 2002 has been restated to reflect the matters described in Note 3 including the reclassification of certain components of goodwill as identifiable intangible assets. The following is a summary of the segmented financial data of the Company:

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2003

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$111,994	$2,490	$120,004	$18,639	$—	$253,127
Depreciation and amortization	$8,400	$375	$3,513	$424	$777	$13,489
Infrequent items	$40	$—	$—	$—	$3,401	$3,441
Operating income (loss)	$9,189	$(1,257)	$7,610	$(1,634)	$(9,417)	$4,491
Equity in earnings (loss) of affiliates	$(298)	$—	$(621)	$183	$—	$(736)

	Nine months ended September 30, 2003

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(in thousands)
Revenues	$333,993	$7,821	$377,936	$58,108	$—	$777,858
Depreciation and amortization	$24,024	$977	$10,681	$1,125	$2,265	$39,072
Infrequent items	$241	$—	$—	$—	$3,401	$3,642
Operating income (loss)	$34,572	$(4,313)	$32,387	$(3,127)	$(23,042)	$36,477
Equity in earnings (loss) of affiliates	$(931)	$—	$(2,048)	$508	$—	$(2,471)
Total assets	$551,920	$30,344	$557,019	$257,002	$268,547	$1,664,832
Capital expenditures	$5,575	$542	$3,745	$1,704	$286	$11,852

	Three months ended September 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(Restated)
	(in thousands)
Revenues	$110,445	$3,042	$114,915	$16,017	$—	$244,419
Depreciation and amortization	$8,630	$485	$3,232	$265	$541	$13,153
Infrequent items	$165	$—	$—	$—	$—	$165
Operating income (loss)	$10,361	$(1,377)	$3,889	$(789)	$(4,216)	$7,868
Equity in earnings (loss) of affiliates	$11	$—	$(901)	$98	$(52)	$(844)

	Nine months ended September 30, 2002

			U.K.	Canadian	Investment
	Chicago	Community	Newspaper	Newspaper	and Corporate
	Group	Group	Group	Group	Group	Total

	(Restated)
	(in thousands)
Revenues	$328,644	$10,144	$352,912	$50,459	$—	$742,159
Depreciation and amortization	$25,694	$1,257	$9,358	$954	$1,317	$38,580
Infrequent items	$436	$—	$—	$—	$—	$436
Operating income (loss)	$26,950	$(3,235)	$35,414	$(2,256)	$(14,070)	$42,803
Equity in earnings (loss) of affiliates	$(757)	$—	$(2,073)	$309	$(181)	$(2,702)
Total assets	$546,612	$34,591	$633,105	$89,137	$294,483	$1,597,928
Capital expenditures	$11,989	$4,485	$3,906	$1,010	$26	$21,416

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 — Other Income (Expense)

(a) Other income (expense), net

	Three months ended September 30,		Nine months ended September 30 ,

	2003	2002	2003	2002

		(Restated)		(Restated)
	(in thousands)
Loss on extinguishment of debt	$(926)	$—	$(38,217)	$(35,460)
Equity in loss of affiliates	(736)	(844)	(2,471)	(2,702)
Total Return Equity Swap	—	(25,352)	—	(22,994)
Net gains on sales of investments	1,519	—	3,573	—
Net gains (losses) on sales of property, plant and equipment	—	(50)	(155)	5,416
Write-down of investments	(68)	(4,256)	(68)	(5,740)
Other	(540)	870	(1,863)	251

	$(751)	$(29,632)	$(39,201)	$(61,229)

(b) Foreign currency (gains)/losses, net

During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (Note 8). As a result of the substantial liquidation of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78.2 million were included in net earnings during the nine months ended September 30, 2002. These foreign exchange losses had accumulated since the Company’s original investment in the Canadian Newspaper Group and until realized through the substantial liquidation of the Company’s net investment, had been included in the “Accumulated other comprehensive income” component of stockholders’ equity.

(c) Derivative instruments

The Company enters into various swap, option and forward contracts from time to time when management believes conditions warrant. Such contracts are limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency risks. If, in management’s view, the conditions that made such arrangements worthwhile no longer exist, the contracts may be closed. At September 30, 2002, there were no material contracts or arrangements of these types. The forward exchange contracts previously in existence relating to the Participation Trust were unwound effective September 30, 2002 in contemplation of and in conjunction with the placement of the Senior Notes and the Senior Credit Facility. The resulting net cash receipt of $6.3 million by the Company after discounting for early settlement as well as the marking-to-market of these contracts while in existence and the related gains and losses are included in foreign currency gains (losses), net at September 30, 2002.

On December 27, 2002, a United Kingdom subsidiary of the Company entered into two cross-currency interest rate swap transactions to hedge principal and interest payments on U.S. dollar borrowings under the December 23, 2002 Senior Credit Facility. The contracts had a total foreign currency obligation notional value of U.S. $265.0 million, fixed at a rate of U.S. $1.5922 to £1, and a fixed interest rate of 8.14% and 8.54% on notional amounts of $45.0 and $220.0 million, respectively, effectively converting the interest rate on such borrowing from U.S. dollars to Sterling and from floating to fixed rates. The termination date as to the $45.0 million of the swap is December 29, 2008 and as to the $220.0 million is December 29, 2009.

During the third quarter of 2003, the Company revised the terms of the cross-currency interest rate swaps to reflect the $45.0 million Senior Credit Facility principal repayment (See Note 8). As revised, the Company now pays interest on a notional obligation of $5.3 million of the Senior Credit Facility at 8.14% and on a notional obligation of $214.7 million at 8.64%. The Company marks-to-market the value of the swaps on a quarterly basis, with the gains or losses recorded as a component of “Foreign currency gains/losses, net” in the Condensed Consolidated Statements of Operations, as described below.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the value of derivatives comprising the forward exchange contracts and cross-currency interest rate swaps described above amounted to a gain of $7.5 million and a gain of $19.1 million in the three months ended September 30, 2003 and 2002, respectively, and a loss of $7.9 million and a loss of $9.2 million for the nine months ended September 30, 2003 and 2002, respectively. These changes are reported in “Foreign currency gains (losses), net” on the Condensed Consolidated Statements of Operations.

On January 22, 2003 and February 6, 2003, Hollinger International Publishing Inc. (“Publishing”), a subsidiary of the Company, entered into interest rate swaps to convert U.S. $150.0 million and U.S. $100.0 million, respectively, of its 9% Senior Notes issued in December 2002 to floating rates for the period to December 15, 2010, subject to early termination notice. The change in the value of derivatives comprising the interest rate swaps amounted to a loss of $6.5 million in the three months ended September 30, 2003 and a gain of $0.8 million for the nine months then ended. The changes have been reported in “Interest expense” in the Condensed Consolidated Statements of Operations. The fair value of these contracts and swaps as of September 30, 2003 and December 31, 2002 is included in the Condensed Consolidated Balance Sheets in “Other liabilities”.

Note 8 — Long-term Debt

On February 14, 2002, Publishing commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. On March 15, 2002, $248.9 million in aggregate principal amount had been validly tendered pursuant to the offer and the noteholders were paid out in full. In addition, during the nine months ended September 30, 2002, Publishing purchased for retirement an additional $6.0 million in aggregate principal amount of the 8.625% Senior Notes due 2005, $10.1 million in aggregate principal amount of the 9.25% Senior Subordinated Notes due 2006 and $25.0 million in aggregate principal amount of its 9.25% Senior Subordinated Notes due 2007. The total principal amount of the Publishing Senior and Senior Subordinated Notes retired during the nine months ended September 30, 2002 was $290.0 million. The premiums paid in 2002 to retire the Notes totaled $27.2 million and related deferred financing costs written off totaled $8.3 million.

On December 23, 2002, Publishing issued 9% Senior Notes due 2010 in the face amount of $300.0 million and entered into a Senior Credit Facility under which $265.0 million was advanced under the term loan provisions of that facility. Proceeds from the 9% Senior Notes and the Senior Credit Facility were used in part to repay the $504.9 million due under Publishing’s 9.25% Senior Subordinated Notes due in 2006 and 2007. Publishing gave notice of redemption to the holders of the Senior Subordinated Notes on December 23, 2002 and retired the Notes in January 2003. Accordingly, the Senior Subordinated Notes remained outstanding as a current liability as of December 31, 2002 with the related financing proceeds held in escrow at that date. Premiums on early redemption totaled $19.7 million and the write-off of related deferred financing costs totaled $17.6 million for a loss on extinguishment of $37.3 million.

During the third quarter of 2003, the Company repaid $45.0 million of term loans under its Senior Credit Facility in addition to the regularly scheduled repayment of $0.6 million. Related deferred financing costs of $0.9 million were written off in the quarter. The Company revised certain swap agreements being used to manage related interest rate and foreign exchange exposures to reflect the partial repayment (see Note 7).

Under the terms of the Senior Credit Facility and the Senior Notes, the Company is subject to certain restrictive covenants. These covenants include certain leverage ratios and restrictions on the use of funds in certain circumstances. If the Company were to be in violation of the restrictive covenants, the debts could become due and payable on demand. At September 30, 2003 the Company was in compliance with these covenants.

Note 9 — Accounts Receivable

Reflected in the Company’s Condensed Consolidated Financial Statements are amounts receivable from CanWest amounting to $30.3 million, net of amounts payable. This amount is composed of several items, including closing adjustments arising from the sale of Canadian newspaper properties to a subsidiary of CanWest on November 16, 2000 but excluding debenture interest receivable from a subsidiary of CanWest and any amounts arising in the normal course of business. In addition, the Company may be contingently liable as a result of the sale of the interest in NP Holdings (See Note 12 – Related Party Transactions) for an additional $16.7 million owing to CanWest plus interest and certain disputed closing adjustments arising on the sale in 2001 by the Company’s subsidiary, NP Holdings, of its remaining interest in the National Post. If additional amounts are determined to be owing by the Company, amounts due to a related party may be reduced for up to $16.7 million. Certain amounts are currently in dispute and are to be resolved with CanWest. Inability to resolve disagreements of amounts owing may result in matters being referred to arbitration or formal court adjudication. In aggregate, known disputes with CanWest which would reduce amounts otherwise receivable if resolved in CanWest’s favor amount to $71.8 million. Adjustments to amounts due from, or to, CanWest as a consequence of negotiation or otherwise may be material and will, for the most part, be recorded as a component of net gains (losses) on sales of publishing interests included in “Other income (expense), net”. Pending agreement on amounts due by or to CanWest, the Company has discontinued the recognition of related interest income. On September 5, 2003, CanWest formally demanded repayment of the $16.7 million plus accrued interest in connection with the sale of the remaining interest in the National Post. To date, no amounts have been repaid, pending settlement of other closing adjustments.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10 — Redemption of CanWest Debentures

On April 10, 2003, 3815668 Canada Inc. (the issuer of the 12 1/8% Subordinated Debentures due 2010 received by the Company in partial consideration on sale of certain of the Company’s Canadian newspaper operations to CanWest in November 2000) notified the Company of their intention to redeem Cdn. $265.0 million of the 12 1/8% debentures on May 11, 2003. Of the total proceeds received, $159.8 million relates to debentures for which Participations were sold to the Participation Trust and has been paid to the Participation Trust. The balance of $27.6 million was retained by the Company in respect of its interest in debentures, in which Participations were not sold, a portion of which it is unable to transfer to an unaffiliated third party before November 4, 2005 and thereafter, only at the election of the Participation Trust. Of the proceeds retained by the Company, an estimated $19.8 million is restricted cash under the terms of the Participation Trust and unavailable for general corporate purposes as of September 30, 2003.

Pursuant to the indenture for the 12 1/8% Subordinated Debentures the redemption terms were to be renegotiated after May 15, 2003. Negotiations have commenced but are not yet concluded.

Note 11 — Supplemental Condensed Consolidating Financial Information

The Senior Notes due 2005 and 2010 are obligations of Publishing. These obligations are guaranteed fully and unconditionally by the Company. No other subsidiary of the Company or of Publishing has guaranteed the securities.

Supplemental condensed consolidating financial information of the Company and Publishing is presented below. The Company’s other directly owned subsidiary, Hollinger Telegraph New Media LLC, is not material and therefore has not been disclosed separately. The Company’s and Publishing’s investments in subsidiaries are presented on the equity method basis, and the Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions, and the inclusion of assets and liabilities, revenues, expenses and cash flows of Publishing’s subsidiaries.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$171,299	$171,299
Circulation	—	—	69,048	69,048
Job Printing	—	—	3,997	3,997
Other	—	—	8,783	8,783

Total operating revenues	—	—	253,127	253,127

Operating costs and expenses:
Newsprint	—	—	19,755	19,755
Newsprint incurred through joint ventures	—	—	18,021	18,021
Compensation costs	—	964	80,386	81,350
Stocked-based compensation	—	—	77	77
Other operating costs	87	11,237	89,089	100,413
Other operating costs incurred through joint ventures	—	—	12,090	12,090
Infrequent items	3,401	—	40	3,441
Depreciation	—	331	9,481	9,812
Amortization	—	—	3,677	3,677

Total operating costs and expenses	3,488	12,532	232,616	248,636

Operating income (loss)	(3,488)	(12,532)	20,511	4,491

Other income (expense):
Interest expense	—	(11,266)	(6,859)	(18,125)
Amortization of deferred financing costs	—	(608)	—	(608)
Interest and dividend income	154	6,237	(3,634)	2,757
Foreign currency gains (losses), net	9,537	(9,748)	10,769	10,558
Other income (expense), net	(14,207)	12,895	561	(751)

Total other income (expense)	(4,516)	(2,490)	837	(6,169)

Earnings (loss) before income taxes and minority interest	(8,004)	(15,022)	21,348	(1,678)
Provision for income taxes (recovery)	(1,028)	(6,540)	11,720	4,152

Earnings (loss) before minority interest	(6,976)	(8,482)	9,628	(5,830)
Minority interest	—	—	1,146	1,146

Net earnings (loss)	$(6,976)	$(8,482)	$8,482	$(6,976)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended September 30, 2002
(Amounts in thousands)
(Restated – notes 3(a) and (d))

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$170,125	$170,125
Circulation	—	—	63,125	63,125
Job Printing	—	—	3,757	3,757
Other	—	—	7,412	7,412

Total operating revenues	—	—	244,419	244,419

Operating costs and expenses:
Newsprint	—	—	17,472	17,472
Newsprint incurred through joint ventures	—	—	20,466	20,466
Compensation costs	—	851	76,227	77,078
Stock-based compensation	(95)	—	—	(95)
Other operating costs	76	(1,112)	97,178	96,142
Other operating costs incurred through joint ventures	—	—	12,170	12,170
Infrequent items	—	—	165	165
Depreciation	—	321	8,825	9,146
Amortization	—	—	4,007	4,007

Total operating costs and expenses	(19)	60	236,510	236,551

Operating income (loss)	19	(60)	7,909	7,868

Other income (expense):
Interest expense	—	(11,677)	(728)	(12,405)
Amortization of debt issue costs	—	(1,234)	—	(1,234)
Interest and dividend income	(695)	214	4,840	4,359
Foreign currency gains (losses), net	1,777	2,159	(9,618)	(5,682)
Other income (expense), net	(36,211)	4,937	1,642	(29,632)

Total other income (expense)	(35,129)	(5,601)	(3,864)	(44,594)

Earnings (loss) before income taxes and minority interest	(35,110)	(5,661)	4,045	(36,726)
Provision for income tax (recovery)	(2,940)	(1,814)	541	(4,213)

Earnings (loss) before minority interest	(32,170)	(3,847)	3,504	(32,513)
Recovery of minority interest	—	—	(343)	(343)

Net earnings (loss)	$(32,170)	$(3,847)	$3,847	$(32,170)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$537,990	$537,990
Circulation	—	—	203,407	203,407
Job Printing	—	—	11,956	11,956
Other	—	—	24,505	24,505

Total operating revenues	—	—	777,858	777,858

Operating costs and expenses:
Newsprint	—	—	53,519	53,519
Newsprint incurred through joint ventures	—	—	55,973	55,973
Compensation costs	—	2,817	242,378	245,195
Stock-based compensation	—	—	77	77
Other operating costs	794	26,185	280,511	307,490
Other operating costs incurred through joint ventures	—	—	36,413	36,413
Infrequent items	3,401	—	241	3,642
Depreciation	—	983	27,655	28,638
Amortization	—	—	10,434	10,434

Total operating costs and expenses	4,195	29,985	707,201	741,381

Operating income (loss)	(4,195)	(29,985)	70,657	36,477

Other income (expense):
Interest expense	—	(17,860)	(20,735)	(38,595)
Amortization of deferred financing costs	—	(1,813)	—	(1,813)
Interest and dividend income	2,360	18,417	(8,682)	12,095
Foreign currency gains (losses), net	70,175	(8,196)	23,157	85,136
Other income (expense), net	(29,025)	(1,851)	(8,325)	(39,201)

Total other income (expense)	43,510	(11,303)	(14,585)	17,622

Earnings (loss) before income taxes and minority interest	39,315	(41,288)	56,072	54,099
Provision for income tax (recovery)	20,444	(27,253)	37,481	30,672

Earnings (loss) before minority interest	18,871	(14,035)	18,591	23,427
Minority interest	—	—	4,556	4,556

Net earnings (loss)	$18,871	$(14,035)	$14,035	$18,871

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2002
(Amounts in thousands)
(Restated – Notes 3(a) and (d))

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$524,669	$524,669
Circulation	—	—	182,537	182,537
Job Printing	—	—	12,566	12,566
Other	—	—	22,387	22,387

Total operating revenues	—	—	742,159	742,159

Operating costs and expenses:
Newsprint	—	—	73,336	73,336
Newsprint incurred through joint ventures	—	—	40,372	40,372
Compensation costs	—	2,407	227,112	229,519
Stock-based compensation	—	—	—	—
Other operating costs	333	10,061	273,030	283,424
Other operating costs incurred through joint ventures	—	—	33,689	33,689
Infrequent items	—	—	436	436
Depreciation	—	971	25,817	26,788
Amortization	—	—	11,792	11,792

Total operating costs and expenses	333	13,439	685,584	699,356

Operating income (loss)	(333)	(13,439)	56,575	42,803

Other income (expense):
Interest expense	—	(40,653)	(1,791)	(42,444)
Amortization of deferred financing costs	—	(4,352)	—	(4,352)
Interest and dividend income	945	1,772	11,392	14,109
Foreign currency gains (losses), net	1,801	(2,714)	(84,903)	(85,816)
Other income (expense), net	(148,393)	(70,374)	157,538	(61,229)

Total other income (expense)	(145,647)	(116,321)	82,236	(179,732)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(145,980)	(129,760)	138,811	(136,929)
Provision for income tax (recovery)	(6,788)	(23,933)	11,459	(19,262)

Loss before minority interest and cumulative effect of change in accounting principle	(139,192)	(105,827)	127,352	(117,667)
Minority interest	—	—	1,446	1,446

Loss before cumulative effect of change in accounting principle	(139,192)	(105,827)	125,906	(119,113)
Cumulative effect of change in accounting principle	—	—	(20,079)	(20,079)

Net earnings (loss)	$(139,192)	$(105,827)	$105,827	$(139,192)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$15,914	$16,409	$23,223	$55,546
Accounts receivable, net	132	92	212,496	212,720
Inventories	—	—	11,268	11,268
Prepaid expenses and other current assets	253	63	28,800	29,116
Escrow deposits and restricted cash	—	—	19,823	19,823

Total current assets	16,299	16,564	295,610	328,473
Loan to affiliate	21,356	—	—	21,356
Investments	262,675	1,358,785	(1,485,888)	135,572
Advances under printing contracts and notes receivable — joint ventures	—	—	45,860	45,860
Property, plant and equipment, net of accumulated depreciation	—	4,009	281,261	285,270
Intangible assets, net of accumulated amortization	—	—	110,606	110,606
Goodwill	—	—	552,929	552,929
Prepaid pension benefit	—	—	74,132	74,132
Deferred financing costs and other assets	49,710	20,991	39,933	110,634

	$350,040	$1,400,349	$(85,557)	$1,664,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$5,322	$5,322
Accounts payable	39	(142)	87,859	87,756
Accounts payable — joint ventures	—	—	14,087	14,087
Accrued expenses	6,540	7,533	84,234	98,307
Amounts due to related parties, net	239,200	655,924	(873,415)	21,709
Income taxes payable (recoverable)	53,310	(17,561)	311,452	347,201
Deferred revenue	—	—	47,156	47,156

Total current liabilities	299,089	645,754	(323,305)	621,538
Long term debt, less current installments	—	305,082	219,905	524,987
Deferred income taxes	(20,698)	60,335	242,886	282,523
Other liabilities	—	—	138,847	138,847

Total liabilities	278,391	1,011,171	278,333	1,567,895

Minority interest	—	—	25,288	25,288

Redeemable preferred stock	—	138,309	(138,309)	—

Total stockholders’ equity	71,649	250,869	(250,869)	71,649

	$350,040	$1,400,349	$(85,557)	$1,664,832

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2002
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$39,750	$11,394	$62,224	$113,368
Accounts receivable, net	407	282	205,154	205,843
Inventories	—	—	10,194	10,194
Prepaid expenses and other current assets	7	56	18,295	18,358
Escrow deposits and restricted cash	—	545,952	—	545,952

Total current assets	40,164	557,684	295,867	893,715
Loan to affiliate	45,848	—	—	45,848
Investments	273,151	1,340,857	(1,489,932)	124,076
Advances under printing contracts and notes receivable — joint ventures	—	—	50,591	50,591
Property, plant and equipment, net of accumulated depreciation	—	4,891	294,795	299,686
Intangible assets, net of accumulated amortization	—	—	117,179	117,179
Goodwill	—	—	533,677	533,677
Prepaid pension benefit	—	—	63,146	63,146
Deferred financing costs and other assets	66	37,456	22,692	60,214

	$359,229	$1,940,888	$(111,985)	$2,188,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$4,814	$4,814
Senior Subordinated Notes	—	504,906	—	504,906
Accounts payable	247	207	86,991	87,445
Accounts payable — joint ventures	—	—	12,454	12,454
Accrued expenses	5,101	18,748	83,029	106,878
Amounts due to related parties, net	185,070	659,499	(814,211)	30,358
Income taxes payable (recoverable)	53,310	(22,226)	264,887	295,971
Deferred revenue	—	—	42,792	42,792

Total current liabilities	243,728	1,161,134	(319,244)	1,085,618
Long term debt, less current installments	—	305,082	269,576	574,658
Deferred income taxes	(23,300)	69,362	203,669	249,731
Other liabilities	10,276	—	122,227	132,503

Total liabilities	230,704	1,535,578	276,228	2,042,510

Minority interest	—	—	17,097	17,097

Redeemable preferred stock	8,650	138,309	(138,309)	8,650

Total stockholders’ equity	119,875	267,001	(267,001)	119,875

	$359,229	$1,940,888	$(111,985)	$2,188,132

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$18,871	$(14,035)	$14,035	$18,871
Items not involving cash:
Depreciation and amortization	—	983	38,089	39,072
Amortization of debt issue costs	—	1,813	—	1,813
Minority interest	—	—	4,556	4,556
Premium on debt extinguishments	—	19,657	—	19,657
Gain on sale of investments	(568)	—	(3,005)	(3,573)
Loss on sale of assets	—	—	155	155
Non-cash interest income	(77)	—	(5,225)	(5,302)
Other	(75,068)	(4,614)	34,883	(44,799)
Changes in working capital, net	(9,049)	(6,717)	(1,465)	(17,231)

Cash provided by (used in) operating activities	(65,891)	(2,913)	82,023	13,219

Cash Flows From Investing Activities:
Capital expenditures	—	(101)	(11,751)	(11,852)
Additions to investments and other assets	(3,000)	—	(6,493)	(9,493)
Proceeds from disposal of investments and other assets	7,322	—	24,927	32,249
Other investing activities	—	—	(115)	(115)

Cash provided by (used in) investing activities	4,322	(101)	6,568	10,789

Cash Flows From Financing Activities:
Repayments of long-term debt	—	(524,563)	(49,696)	(574,259)
Repurchase of common shares	(8,849)	—	—	(8,849)
Proceeds on issuance of common shares	—	—	1,949	1,949
Escrow deposits and restricted cash	—	545,952	(19,823)	526,129
Changes in amounts due from affiliates	59,606	(13,360)	(57,747)	(11,501)
Cash dividends paid	(13,024)	—	—	(13,024)
Other financing activities	—	—	(3,095)	(3,095)

Cash provided by (used in) financing activities	37,733	8,029	(128,412)	(82,650)

Effect of exchange rate changes on cash	—	—	820	820

Net increase (decrease) in cash and cash equivalents	(23,836)	5,015	(39,001)	(57,822)
Cash and cash equivalents at beginning of period	39,750	11,394	62,224	113,368

Cash and cash equivalents at end of period	$15,914	$16,409	$23,223	$55,546

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(Amounts in thousands)
(Restated – Notes 3(a) and (d))

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$(139,192)	$(105,827)	$105,827	$(139,192)
Items not involving cash:
Depreciation and amortization	—	971	37,609	38,580
Amortization of debt issue costs	—	4,352	—	4,352
Minority interest	—	—	1,446	1,446
Premium on debt extinguishments	—	27,126	—	27,126
Gain on sale of assets	—	—	(5,416)	(5,416)
Non-cash interest income	—	—	(4,235)	(4,235)
Total return equity swap	18,142	—	—	18,142
Foreign currency translation loss	—	—	78,217	78,217
Cumulative effect of change in accounting principle	—	—	20,079	20,079
Other	104,736	64,367	(156,307)	12,796
Changes in working capital, net	(599)	64,280	(92,958)	(29,277)

Cash provided by (used in) operating activities	(16,913)	55,269	(15,738)	22,618

Cash Flows From Investing Activities:
Capital expenditures	—	(28)	(21,388)	(21,416)
Additions to investments and other assets	(2,835)	(1,375)	(3,237)	(7,447)
Proceeds from disposal of investments and other assets	—	187,242	(174,970)	12,272

Cash provided by (used in) investing activities	(2,835)	185,839	(199,595)	(16,591)

Cash Flows From Financing Activities:
Repayments of long-term debt	—	(317,138)	(3,504)	(320,642)
Proceeds on issuance of common shares	3,430	—	—	3,430
Changes in amounts due from affiliates	(1,400)	(2,380)	17,868	14,088
Dividends and distributions to minority interests	—	—	(917)	(917)
Cash dividends paid	(24,250)	—	—	(24,250)
Other financing activities	3,417	(375)	(2,385)	657

Cash provided by (used in) financing activities	(18,803)	(319,893)	11,062	(327,634)

Effect of exchange rate changes on cash	—	—	10,467	10,467

Net decrease in cash and cash equivalents	(38,551)	(78,785)	(193,804)	(311,140)
Cash and cash equivalents at beginning of period	64,247	101,333	313,934	479,514

Cash and cash equivalents at end of period	$25,696	$22,548	$120,130	$168,374

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 12 — Related Party Transactions

(i)	On March 10, 2003, the Company repurchased for cancellation, from a wholly owned subsidiary of Hollinger Inc., the Company’s parent, 2,000,000 shares of Class A common stock of the Company at $8.25 per share for a total of $16.5 million. The Company also redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn. $146.63 per share being a total of $9.3 million. These transactions were completed contemporaneously and in conjunction with Hollinger Inc. closing a private placement of Senior Secured Notes.

As a result, Hollinger Inc.’s equity and voting interests in the Company at that time were reduced to 30.3% and 72.6%, respectively.

Payments for the repurchase and redemption were offset against debt due from Hollinger Inc.’s subsidiary (totaling $45.8 million as of December 31, 2002 and classified as “Loan to affiliate” on the Condensed Consolidated Balance Sheet) resulting in net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003. The debt bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Senior Secured Notes (so long as the Notes are outstanding), guaranteed by Ravelston, the controlling shareholder of Hollinger Inc., and secured by certain assets of Ravelston. The debt due from the Hollinger Inc. subsidiary originated on July 11, 2000 and represented amounts loaned in connection with the cash purchase by Hollinger Inc. of Hollinger Canadian Publishing Holdings Inc. special shares. Following the receipt of an independent fairness opinion and a review of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc. and the subordination of this remaining debt by a committee of the Board of Directors of the Company, composed entirely of independent directors, the committee approved the new debt arrangements.

The Company previously reported that the committee of independent directors referred to had agreed to a partial offset to the remaining $20.4 million of debt against amounts owed by the Company to Ravelston Management Inc. (“RMI”), a subsidiary of Ravelston, and further stated that the offset was effected April 30, 2003. Although management of the Company believed final approval had been given to the offset by the committee of independent directors, the committee advised that final approval of any offset was subject to appropriate due diligence and receipt of a further independent fairness opinion. Upon completion of its due diligence review, the committee decided to withhold approval of the partial offset.

The Company is indebted to RMI as a consequence of the sale of NP Holdings Company (“NP Holdings”) and its related tax losses to RMI on July 3, 2002. Prior to the sale, NP Holdings had no significant assets or liabilities except for its tax losses and an obligation contained in a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay CanWest Global Communications Corp. (“CanWest”) Cdn. $22.5 million in connection with the sale of the Company’s remaining 50% interest in the National Post newspaper, which obligation has been treated as having been assumed by NP Holdings. To structure NP Holdings such that it had no material net assets or liabilities except for its tax losses upon its sale to RMI, immediately prior to the sale, the Company contributed Cdn. $22.5 million as equity to NP Holdings and then borrowed that amount from NP Holdings by way of demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. As that note was offset by the CanWest obligation, NP Holdings had no net material assets or liabilities apart from its tax losses upon sale. Notwithstanding these transactions and absent consent from CanWest to the assumption of the obligation by any party other than the Company, the Company may have continuing exposure to CanWest in respect of the Cdn. $22.5 million obligation. The Company has requested RMI to pay additional amounts if RMI or its affiliates are able to use additional capital loss carryforwards of NP Holdings but the Company does not have a contractual right to receive any such additional amount.

As a result of a mistaken understanding that the partial offset had been completed on April 30, 2003, Hollinger Inc.’s subsidiary did not pay interest on the full principal amount of the debt due to the Company and Ravelston did not make a payment of $0.6 million due on June 30, 2003 into a cash collateral account securing the debt. Since that time, the Hollinger Inc. subsidiary has continued to pay only a portion of interest on the full principal amount and Ravelston has made no further payments into the cash collateral account. Unpaid interest at September 30, 2003 amounts to $1.5 million and payment arrears to the cash collateral account total $1.2 million. The Company is in discussions with the Hollinger Inc. subsidiary and Ravelston regarding these matters. The Company has been advised by Hollinger Inc. and Ravelston that as the terms of the initial offset were established in contemplation by them of the subsequent offset occurring, they wish to renegotiate the terms of the debt, particularly with respect to interest rates on each of the amounts contemplated for subsequent offset.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(ii)	In 2003, the Company made an investment of US$2.5 million in Trireme Associates LLC (“Trireme LLC”) which is the general partner of Trireme Partners LP (“Trireme LP”), a venture capital fund. Trireme LLC as general partner of Trireme LP receives 20% of the profits of Trireme LP (“the Distribution”) after repayment of invested capital. The Distribution is made to holders of Trireme LLC Class B units. The Company holds 25% of the Class B units and Hillman Capital Corporation (“Hillman”) holds or controls approximately 57% of the Class B units. The remaining 80% of the profits of Trireme LP will be distributed to Trireme LLC and the limited partners of Trireme LP based upon their invested capital. Richard Perle, a director of the Company is also an equity holder in Trireme LLC holding about a 5% interest in the Distribution to Trireme LLC. In addition, Hillman established Trireme Management LLC, the designated manager of Trireme LP. As manager, Trireme Management LLC receives a management fee from Trireme LP. Mr. Perle is a member of management of Trireme Management LLC. Lord Black and Dr. Henry A. Kissinger, directors of the Company, are members of the Strategic Advisory Board of Trireme LP.

Note 13 — Special Committee of the Board of Directors

On June 17, 2003, the Board established a special committee of independent directors to investigate certain allegations regarding related party transactions, including those transactions described in the Schedule 13D filed with the U.S. Securities and Exchange Commission by Tweedy, Browne Company LLC on May 19, 2003, as amended on June 11, 2003.

In the course of its work, the special committee has recently been reviewing certain payments to Lord Conrad M. Black of Crossharbour (“Lord Black”), David Radler, J.A. Boultbee and Peter Atkinson and to the Company’s parent company Hollinger, Inc. (“HLG”) in 1999, 2000 and 2001. These payments were characterized as “non-competition” payments in connection with sales of U.S. community newspaper properties. The audit committee joined the special committee in this phase of the investigation, and the two committees worked jointly to determine the facts and to make recommendations to the full board of directors.

As the Company disclosed on November 17, 2003, the committees have determined that a total of $32.15 million in payments styled as “non-competition payments” were made to Lord Black, Messrs. Radler, Boultbee and Atkinson, and HLG that were not authorized or approved by either the audit committee or the full board of directors of the Company. Of the total unauthorized payments, $16.55 million was paid to HLG in 1999 and 2000, approximately $7.2 million each was paid to Lord Black and Mr. Radler in 2000 and 2001, and $602,500 was paid to each of Mr. Boultbee and Mr. Atkinson in 2000 and 2001.

Prior to November 17, 2003, the Company’s public disclosure relating to these matters had been incomplete or inaccurate in some respects. Before November 17, 2003, the $16.55 million in payments to HLG had not been publicly disclosed in the notes to the Company’s financial statements or in filings with the U.S. Securities and Exchange Commission (the “SEC”). The $15.6 million in payments to the four individuals were disclosed in the Company’s Form 10-K filed in March, 2002. As the Company disclosed on November 17, 2003, however, this disclosure was inaccurate because it stated that the payments in question had been authorized by the independent directors of the board, which did not occur, and that the payments were made to “to satisfy a closing condition,” which was not accurate. In addition, as disclosed on November 17, 2003, $5.5 million of such payments had previously been reported to have occurred in 2000 rather than in 2001, when such payments were actually made.

Each of Lord Black, Mr. Radler and Mr. Atkinson has agreed to repay the Company the full amount of the unauthorized payments received by them, together with interest dating from the date of the receipt of these funds, not later than June 1, 2004. On November 18, 2003, the Company demanded payment from Mr. Boultbee of $602,500 plus interest from the dates of his receipt of the payments described above. There can be no assurance that the Company will succeed in collecting these amounts. In addition, Lord Black has agreed to seek repayment in full by HLG of the amounts received by it, with interest, by no later than June 1, 2004. However, HLG may not be willing or able to repay these amounts to the Company.

As the Company also disclosed on November 17, 2003, representatives of the special committee have informed the SEC of the special committee’s findings. On November 18, 2003, the Company received subpoenas from the SEC requesting certain documents and was informed that KPMG, the Company's independent public accountant, has also received a subpoena from the SEC. The Company intends to cooperate with the SEC’s request and that of all other governmental authorities.

The special committee’s review and investigation are continuing and are expected to intensify as the special committee reviews additional areas of interest. The potential impact of the special committee process on the financial statements of the Company cannot now be precisely estimated. Direct costs of $3.4 million incurred as a result of the investigation have been expensed through September 30, 2003. These direct costs are reflected as an “Infrequent Item” in the Condensed Consolidated Statements of Operations. The costs expected to be incurred, both direct and indirect, as a result of the special committee’s investigation and review primarily consist of legal fees and are expected to exceed $8.0 million in the current year.

Based on the matters uncovered by the special committee to date, there are inaccuracies in the Company’s previously issued annual audited consolidated financial statements and unaudited interim condensed consolidated financial statements involving the amount, authorization and purpose of the $32.15 million of payments characterized as non-compete payments made by the Company to related parties. Based on the recharacterization of such payments, the Company currently estimates that its tax provision relating to such payments could be understated by approximately $17.0 million. In addition, certain of these payments may not have been recognized in the proper periods. The Company believes that the aggregate impact of these payments is an understatement of income taxes payable and an overstatement of retained earnings of approximately $17.0 million, however this estimate is subject to change based on further analysis. Because the investigation is ongoing and additional matters may be raised, at this time the Company’s interim Condensed Consolidated Financial Statements included in this Form 10-Q do not reflect any adjustments for the impact of those matters. At this time, annual consolidated financial statements previously filed on Form 10-K have not been restated to reflect any adjustments in respect of these matters and should not be relied upon.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 14 — Independent Public Accountant Review

KPMG has advised the Company that due to the status of the ongoing internal review and investigation by the special committee established by the Board of Directors, it is currently unable to complete its review under SAS 100 of the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q. The interim financial statements contained in a Form 10-Q are required to be reviewed under SAS 100 by an independent public accountant pursuant to Rule 10-01(d) of the SEC’s Regulation S-X. When the special committee’s review and investigation is complete, the Company intends to amend this Form 10-Q and to make such further amendments as may be necessary to reflect the findings of the special committee. The Company cannot, however, predict the timing or the substance of the special committee’s findings and their consequent impact on the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q or when the SAS 100 review will be completed. The interim findings of the special committee’s review and investigation of specific payments discussed in Note 13, which review and investigation was joined by the Company’s audit committee, have not been reflected in these financial statements pending the completion of arrangements for the recovery of the payments made.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The staff of the SEC will take the position that this Form 10-Q is deficient because the required review by the independent public accountants has not been completed and also because the required certificates of the Chief Executive Officer and the Chief Financial Officer are not included, and therefore the Company will not be current in its filings under the Securities Exchange Act of 1934. Filing of an amendment to this report when the independent public accountants’ review is complete and when such required certifications by the Chief Executive Officer and Chief Financial Officer are made, would eliminate certain consequences of the deficient filing, but the Company will remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. In light of the absence of the required SAS 100 review, the Section 906 certification of the Vice-President and Chief Financial Officer required by 18 U.S.C. §1350 and included as Exhibit 32.1 to this Form 10-Q has been qualified by reference to the absence of that review and such certifications.

Note 15 — Subsequent Event

The Company has retained Lazard LLC to review and evaluate its strategic alternatives, including a possible sale of the Company, a sale of one or more of its major properties or other possible transactions (the “Strategic Process”).

In addition to commencing the Strategic Process, the Company also announced a series of management changes. Lord Black resigned on November 19, 2003 as Chief Executive Officer and will devote his time and attention primarily to pursuing the Strategic Process. Lord Black will remain as non-executive Chairman of the Company, and he will continue unchanged his role as Chairman of The Telegraph Group, Ltd. (the “Telegraph”), a wholly-owned subsidiary of the Company.

The Company has also accepted the resignations with immediate effect of Mr. Radler as President and Chief Operating Officer, and also as Publisher of the Chicago Sun-Times, and Mr. Mark Kipnis, as Vice President and Corporate Counsel. Mr. Radler and Mr. Atkinson have resigned as members of the board of directors of the Company, although Mr. Atkinson remains an Executive Vice President of the Company and will continue in that capacity as well as assisting in the conduct of the Strategic Process. The executive committee terminated the employment of Mr. Boultbee, an Executive Vice President of the Company, after failing to reach agreement with him on several matters.

In recognition of the resignations of Lord Black and Mr. Radler, the board has approved a series of management changes. These include:

•	Gordon A. Paris has been elected Interim President and Chief Executive Officer of the Company. Mr. Paris is currently a director of the Company, and serves as Chairman of the special committee of the Company’s board that was formed in June, 2003, to investigate certain allegations regarding related party transactions. Mr. Paris is a Managing Director of the New York-based investment banking firm of Berenson & Company, where he heads its media, telecommunications and restructuring practices. Mr. Paris will serve as the Company’s CEO concurrently with remaining active in his current position with Berenson.

•	Daniel W. Colson, currently Vice Chairman and a director of the Company and Deputy Chairman and CEO of the Telegraph Group, has been elected to the additional position of Chief Operating Officer of the Company. Mr. Colson will continue in his current responsibilities with the Telegraph Group along with assuming his new wider responsibilities for overall operations. Mr. Colson has been an officer of the Company for more than 15 years, and has managed Company activities in various parts of the world.

•	The Hon. Raymond G. H. Seitz has been elected chairman of the executive committee of the board of directors. Ambassador Seitz was elected to the board of the Company in July, 2003, where he also serves on the special committee. He is the former U.S. Ambassador to the Court of St. James, and also is a former Chairman of Lehman Brothers (Europe). Mr. Seitz is a current or former director of numerous major corporations in the U.S., Europe and Asia.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	The Hon. James R. Thompson, The Hon. Richard Burt, and Mr. Graham W. Savage have been elected members of the executive committee. Governor Thompson and Ambassador Burt currently serve as Chairman and a member, respectively, of the audit committee of the Company. Mr. Savage was elected to the board of the Company in July, 2003, and also serves as a member of the special committee. Mr. Savage has also been elected to the audit committee. Lord Black will continue as a member of the executive committee along with Messrs. Seitz, Thompson, Burt and Savage.

In addition to the management changes described above, the Board of Directors and Lord Black have agreed on additional changes to the current structure of the Company in light of the Strategic Process and other developments. The Company has notified RMI, a subsidiary of the Ravelston Corporation Ltd. (collectively, “Ravelston”), both of which are controlled by Lord Black, that the management agreement pursuant to which RMI has historically provided management services to the Company will be terminated in accordance with its terms effective June 1, 2004.

In addition, under the terms of the management agreement with RMI, the management fee is to be renegotiated during each successive calendar year period. The Company has notified Ravelston that beginning January 1, 2004 the management fee for the remaining term of the agreement will be reduced to reflect the personnel changes described above and other factors. Ravelston currently provides the Company with certain financial, accounting and operational services through a staff of approximately 30 individuals. The Company expects to bring these services in-house or otherwise obtain them during the transition period prior to conclusion of the management agreement.

Lord Black has also agreed that during the pendency of the Strategic Process, in his capacity as the major stockholder of Hollinger Inc., he will not support a transaction involving ownership interests in Hollinger Inc. if such a transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless any such transaction involving Hollinger Inc. meets certain limited conditions, and after reasonable prior notice to the Company.

Under the restructuring approved by the Board, the Company expects to review the possible sale of the corporate aircraft owned by the Company. The Company expects to review alternatives for phasing out or eliminating a second aircraft currently leased by it. On November 19, 2003, the corporate aircraft were grounded pending the completion of this review.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company operates principally as a publisher, printer and distributor of newspapers and its operating segments include the Chicago Group, the Community Group, the U.K. Newspaper Group and the Canadian Newspaper Group. The Chicago Group includes the Chicago Sun-Times, Post Tribune and city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the Jerusalem Post and related publications. The U.K. Newspaper Group includes the operating results of the Telegraph, its subsidiaries and joint ventures. The Canadian Newspaper Group consists of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company’s 87% interest in Hollinger Canadian Newspapers Limited Partnership (“Hollinger L.P.”).

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, as described in Note 3(b) to the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2003, the Company adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” as described in Note 3 (d) to the Company’s Condensed Consolidated Financial Statements relating to the presentation of losses on debt extinguishment.

Effective January 1, 2003, the Company adopted the requirements of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 3(e) to the Company’s Condensed Consolidated Financial Statements with respect to the recording of liabilities for certain guarantees.

Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of SFAS No. 133 on Derivative and Hedging Activities” as described in Note 3 (g) to the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2003 the Company adopted SFAS No. 150, “Accounting for Certain Financial Investments with Characteristics of Both Liabilities and Equity” as described in Note 3 (h) in the Company’s Condensed Consolidated Financial Statements.

As a result of the adoption of the above statements and interpretation, as well as other guidance issued, and changes in circumstances affecting the manner of presentation, the results for the three- and nine-month periods ended September 30, 2002 have been restated as more fully described in Note 3 to the Company’s Condensed Consolidated Financial Statements. The following discussion reflects the restated amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2002.

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions and dispositions, uncertainties relating to the Strategic Process, the continuing investigation of the special committee and various transactions with related parties, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the competitive climate in which the Company and our subsidiaries operate, and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

RECENT DEVELOPMENTS

On June 17, 2003, the Board established a special committee of independent directors to investigate certain allegations regarding related party transactions, including those transactions described in the Schedule 13D filed with the SEC by Tweedy, Browne Company LLC on May 19, 2003, as amended on June 11, 2003.

The special committee has recently focused on payments characterized as “non-competition payments” made to certain executives of the Company and to the Company’s parent, Hollinger Inc. See Note 13 to the Company’s Condensed Consolidated Financial Statements for more detail regarding the special committee’s findings.

KPMG has advised the Company that due to the status of the ongoing internal review and investigation by the special committee established by the Board of Directors, it is currently unable to complete its review under SAS 100 of the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q. The interim financial statements contained in a Form 10-Q are required to be reviewed under SAS 100 by an independent public accountant pursuant to Rule 10-01(d) of the SEC’s Regulation S-X. When the special committee’s review and investigation is complete, the Company intends to amend this Form 10-Q and to make such further amendments as may be necessary to reflect the findings of the special committee. The Company cannot, however, predict the timing or the substance of the special committee’s findings and their consequent impact on the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q or when the SAS 100 review will be completed. The interim findings of the Special Committee’s review and investigation of specific payments discussed in Note 13 to the Company’s Condensed Consolidated Financial Statements, which review and investigation was joined by the Company’s Audit Committee, have not been reflected in these financial statements pending the completion of arrangements for the recovery of the payments made.

At approximately 5:00 p.m. Eastern time on November 19, 2003, Lord Black informed the Board that, on advice of counsel, he was retiring as Chief Executive Officer effective immediately, rather than the previously announced date of November 21, 2003. Following his resignation, Lord Black could not sign the certifications required to be signed by the Chief Executive Officer of the Company to be included in this Form 10-Q. Accordingly, the Company was not able to obtain the necessary certification based on the Chief Executive Officer’s review of the Form 10-Q in time to file its Form 10-Q in a timely fashion. Because Gordon A. Paris, who was recently appointed Chief Executive Officer effective upon Lord Black’s retirement, has not had time to conduct the reviews that are the basis for the required certifications, this Form 10-Q does not contain the required certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, or the required certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which requires a certification that the disclosure controls and procedures of the Company have been designed by or under the supervision of and evaluated by both the Chief Executive Officer and the Chief Financial Officer of the Company. When such review and evaluation by the Chief Executive Officer is complete and the Chief Executive Officer is able to make the certifications, the Company intends to amend this Form 10-Q to include such certifications and the required certifications of the Chief Financial Officer and make such further amendments as may be necessary to reflect the findings of the special committee.

The staff of the SEC will take the position that this Form 10-Q is deficient because the required review by the independent public accountants has not been completed and also because the required certifications of the Chief Executive Officer and the Chief Financial Officer are not included, and therefore the Company will not be current in its filings under the Securities Exchange Act of 1934. Filing of an amendment to this report when the independent public accountants’ review is complete and when such required certifications by the Chief Executive Officer and the Chief Financial Officer are made would eliminate certain consequences of the deficient filing, but the Company will remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. In light of the absence of the required SAS 100 review and such required certifications, the Section 906 certification required of the Vice-President and Chief Financial Officer by 18 U.S.C. §1350 and included as Exhibit 32.1 to this Form 10-Q has been qualified by reference to the absence of that review and such certifications.

The special committee’s review and investigation are continuing. The potential impact of the special committee process on the financial statements of the Company cannot now be precisely estimated. Direct costs of $3.4 million incurred as a result of the investigation have been expensed through September 30, 2003. These direct costs are reflected as an “Infrequent Item” in the Condensed Consolidated Statements of Operations. The costs expected to be incurred, both direct and indirect, as a result of the special committee’s investigation and review primarily consist of legal fees and are expected to exceed $8.0 million in the current year.

On November 17, 2003, the Company announced the retirement of its chief executive officer and the resignation of its chief operating officer. In addition, the Company announced that it was terminating the management services agreement with Ravelston Management Inc. (“RMI”), effective June 1, 2004. See Note 15 to the Company’s Condensed Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

The net loss in the third quarter of 2003 amounted to $7.0 million or a net loss of $0.08 per share compared to a restated net loss of $32.2 million in the third quarter of 2002 or a net loss of $0.33 per share. Net earnings for the nine months ended September 30, 2003 were $18.9 million or $0.22 per share compared to a restated net loss of $139.2 million or a net loss of $1.45 per share for the nine months ended September 30, 2002.

Operating revenues and operating income in the third quarter of 2003 were $253.1 million and $4.5 million, respectively, compared with $244.4 million and $7.9 million, respectively, in 2002. Operating revenue and operating income for the nine months ended September 30, 2003 were $777.9 million and $36.5 million, respectively, compared to $742.2 million and $42.8 million, respectively, in 2002. The increase in operating revenues of $8.7 million and $35.7 million, for the three and nine months ended September 30, 2003, respectively, over the prior year periods, is principally a reflection of an increase in revenue at the U.K. Newspaper Group in U.S. dollar terms, a consequence of the strengthening of the British pound against the U.S. dollar, with smaller revenue gains at the Chicago Newspaper Group and the Canadian Newspaper Group.

Total operating costs and expenses increased by $12.0 million to $248.6 million in the third quarter of 2003 from $236.6 million in the third quarter of 2002. The increase in total operating costs in the quarter is largely a reflection of the strengthening of the currencies of foreign operations against the U.S. dollar. Absent the impact of these foreign currency rates, there was a small increase in costs comprising North American newsprint and other costs, costs relating to the review and investigation being undertaken by the special committee offset in part by decreased newsprint and other operating costs of the U.K. Newspaper Group. The total operating costs and expenses for the nine months ended September 30, 2003, were $741.4 million compared to $699.4 million in 2002, an increase of $42.0 million. That increase largely reflects the foreign exchange impact of a strengthening of the British pound against the dollar.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measure of operational profitability and is presented to assist in understanding the Company’s operating results. However, it is not intended to represent cash flow or results of operations in accordance with U.S. GAAP. The Company monitors EBITDA to isolate the impact of financial structure and major capital expenditures at the business unit level as the impact of those matters is largely a consequence of decisions made by the corporate office. Further, valuation of the Company’s separate business units on asset sales has historically been predicated on multiples of EBITDA. The reconciliation presented below represents a reconciliation of EBITDA to operating income and net earnings (loss) on a consolidated basis. The Company’s definition and calculation of EBITDA may be different from the definition and calculations presented by other companies, including our competitors, and therefore EBITDA results may not be comparable between companies.

		For the three months ended		For the nine months ended
		September 30,		September 30,

		2003	2002	2003	2002

			(Restated)		(Restated)
		(amounts in thousands—unaudited)
	EBITDA	$17,980	$21,021	$75,549	$81,383
Less:	Depreciation	9,812	9,146	28,638	26,788
	Amortization	3,677	4,007	10,434	11,792

	Operating income	4,491	7,868	36,477	42,803
	Other income (expense):
	Interest expense	(18,125)	(12,405)	(38,595)	(42,444)
	Amortization of deferred financing costs	(608)	(1,234)	(1,813)	(4,352)
	Interest and dividend income	2,757	4,359	12,095	14,109
	Foreign currency gains (losses), net	10,558	(5,682)	85,136	(85,816)
	Other income (expense), net	(751)	(29,632)	(39,201)	(61,229)

	Total other income (expense)	(6,169)	(44,594)	17,622	(179,732)

	Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(1,678)	(36,726)	54,099	(136,929)
	Income taxes (recovery)	4,152	(4,213)	30,672	(19,262)

	Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(5,830)	(32,513)	23,427	(117,667)
	Minority interest	1,146	(343)	4,556	1,446

	Earnings (loss) before cumulative effect of change in accounting principle	(6,976)	(32,170)	18,871	(119,113)
	Cumulative effect of change in accounting principle	—	—	—	(20,079)

	Net earnings (loss)	$(6,976)	$(32,170)	$18,871	$(139,192)

EBITDA for the three- and nine-month periods ended September 30, 2003 was $18.0 million and $75.5 million, respectively, compared to $21.0 million and $81.4 million for the three- and nine-month periods ended September 30, 2002, respectively. The increase in EBITDA for the three months ended September 30, 2003 compared to 2002 is due primarily to the overall increase in revenue, partially offset by the increase in operating costs, as described above.

Interest expense totalled $18.1 million and $38.6 million for the three- and nine-month periods ended September 30, 2003, respectively, compared with $12.4 million and $42.4 million for the same periods in 2002. Interest expense in 2003 includes the mark-to-market gains and losses on the value of the $250 million interest rate swaps. In the third quarter of 2003, the mark-to-market valuation of the swaps resulted in a loss of $6.5 million. For the nine-month period ended September 30, 2003, an overall gain of $0.8 million was recognized. Excluding the impact of the mark-to-market valuation of the swaps, interest expense reflects lower average interest rates on long-term debt in the third quarter and the nine months ended September 30, 2003. The contractual rates of interest on long-term debt were reduced through the use of a fixed to floating interest rate swap on $250.0 million of the Senior Notes in part offset by a cross-currency floating to fixed interest rate swap on the Senior Secured Credit Facility (See — Liquidity and Capital Resources).

Interest and dividend income was $2.8 million in the third quarter of 2003 compared with $4.4 million in the same quarter of 2002. For the nine months ended September 30, 2003 and 2002, interest and dividend income was $12.1 million and $14.1 million, respectively. The net reduction of $2.0 million in interest and dividend income for the nine months ended September 30, 2003 compared to 2002 arises primarily as the Company ceased recognizing interest on amounts due from CanWest (see Note 9 to the Company’s Condensed Consolidated Financial Statements) and reflects lower average cash deposits.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Net foreign currency gains in the third quarter of 2003 amounted to $10.6 million compared with net foreign currency losses of $5.7 million in the third quarter of 2002. Net foreign currency gains for the nine months ended September 30, 2003 amounted to $85.1 million compared with net foreign currency losses of $85.8 million for the same period in 2002. Foreign exchange gains on the Participation Trust obligations were $96.6 million and were primarily responsible for the net gain for the nine months ended September 30, 2003 whereas losses of $78.2 million on the substantial liquidation of the Company’s investment in the Canadian Newspaper Group accounted for the major portion of the loss in 2002. Gains on the Participation Trust obligation were partially offset by mark-to-market losses of $7.9 million on the cross-currency interest rate swaps during the nine months ended September 30, 2003.

Other income (expense), net in the third quarter of 2003 amounted to an expense of $0.8 million compared to a net expense of $29.6 million in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, other income (expense), net was an expense of $39.2 million and $61.2 million, respectively. The net expense of $29.6 million in the third quarter of 2002 was due primarily to a loss on the Total Return Equity Swaps of $25.4 million. For the nine months ended September 30, 2003, the expense of $39.2 million consisted primarily of the write-off of deferred financing costs and premiums paid of $38.2 million on the redemption of the Company’s 9.25% Senior Subordinated Notes in January 2003 and the write-off of deferred financing costs recognized on the $45.0 million partial repayment of term loans advanced under the Senior Credit Facility. For the nine months ended September 30, 2002, the net other expense of $61.2 million primarily consisted of the write-off of deferred financing charges and premiums paid on the redemption of the Company’s 8.625% Senior Notes totalling $35.5 million, and losses on the Total Return Equity Swap of $23.0 million.

Income tax expense was $4.2 million for the three-month period ended September 30, 2003 compared with a recovery of $4.2 million for the same period in 2002. Income tax expense for the nine-month period ended September 30, 2003 was $30.7 million, at an effective rate of 57%, compared to an income tax recovery of $19.3 million, at an effective tax rate of 14%, for the same period in 2002. The 2003 effective tax rate is higher than the statutory rate primarily due to the non-deductibility of certain expenses and has been partially offset by the use of tax losses in respect of which the related tax asset had a valuation allowance for its full amount. The 2002 effective tax rate was lower than the statutory rate primarily because the Company incurred a loss on foreign currency of approximately $72.0 million which was not deductible for tax purposes thus reducing the amount of the income tax recovery.

Minority interest in the third quarter of 2003 totalled $1.1 million compared to a recovery of $0.3 million in 2002. Minority interest for the nine months ended September 30, 2003 and 2002 was $4.6 million and $1.4 million, respectively. Minority interest represents the minority share of net earnings of Hollinger L.P. The year to date increase primarily reflects the minority interest’s share of foreign exchange gains in Hollinger L.P. as a result of the strengthening of the Canadian dollar.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(dollar amounts in thousands)		(dollar amounts in thousands)
		(Restated)		(Restated)
Operating revenues:
Chicago Group	$111,994	$110,445	$333,993	$328,644
Community Group	2,490	3,042	7,821	10,144
U.K. Newspaper Group	120,004	114,915	377,936	352,912
Canadian Newspaper Group	18,639	16,017	58,108	50,459
Investment and Corporate Group	—	—	—	—

Total operating revenue	$253,127	$244,419	$777,858	$742,159

Operating income (loss)
Chicago Group	$9,189	$10,361	$34,572	$26,950
Community Group	(1,257)	(1,377)	(4,313)	(3,235)
U.K. Newspaper Group	7,610	3,889	32,387	35,414
Canadian Newspaper Group	(1,634)	(789)	(3,127)	(2,256)
Investment and Corporate Group	(9,417)	(4,216)	(23,042)	(14,070)

Total operating income	$4,491	$7,868	$36,477	$42,803

Operating revenues:
Chicago Group	44.2%	45.2%	42.9%	44.3%
Community Group	1.0%	1.2%	1.0%	1.4%
U.K. Newspaper Group	47.4%	47.0%	48.6%	47.5%
Canadian Newspaper Group	7.4%	6.6%	7.5%	6.8%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss)
Chicago Group	204.6%	131.7%	94.8%	63.0%
Community Group	-28.0%	-17.5%	-11.8%	-7.5%
U.K. Newspaper Group	169.5%	49.4%	88.8%	82.7%
Canadian Newspaper Group	-36.4%	-10.0%	-8.6%	-5.3%
Investment and Corporate Group	-209.7%	-53.6%	-63.2%	-32.9%

Total operating income	100.0%	100.0%	100.0%	100.0%

Operating income margin:
Chicago Group	8.2%	9.4%	10.4%	8.2%
Community Group	Neg.	Neg.	Neg.	Neg.
U.K. Newspaper Group	6.3%	3.4%	8.6%	10.0%
Canadian Newspaper Group	Neg.	Neg.	Neg.	Neg.
Investment and Corporate Group	N/A	N/A	N/A	N/A
Total operating income margin	1.8%	3.2%	4.7%	5.8%

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(dollar amounts in thousands)		(dollar amounts in thousands)
		(Restated)		(Restated)
Chicago Group
Operating revenue
Advertising	$87,434	$85,636	$259,662	$252,901
Circulation	21,472	22,076	65,287	67,780
Job printing and other	3,088	2,733	9,044	7,963

Total operating revenue	111,994	110,445	333,993	328,644

Operating costs
Newsprint	17,765	15,901	47,357	48,215
Compensation costs	42,356	42,478	127,671	128,176
Other operating costs	34,244	32,910	100,128	99,173
Infrequent items	40	165	241	436
Depreciation	4,723	4,623	13,590	13,902
Amortization	3,677	4,007	10,434	11,792

Total operating costs	102,805	100,084	299,421	301,694

Operating income	$9,189	$10,361	$34,572	$26,950

Community Group
Operating revenue
Advertising	$766	$883	$2,568	$2,892
Circulation	1,541	1,579	4,477	4,551
Job printing and other	183	580	776	2,701

Total operating revenue	2,490	3,042	7,821	10,144

Operating costs
Newsprint	294	333	768	1,228
Compensation costs	1,543	1,710	4,761	5,493
Other operating costs	1,535	1,891	5,628	5,401
Depreciation	375	485	977	1,257

Total operating costs	3,747	4,419	12,134	13,379

Operating loss	$(1,257)	$(1,377)	$(4,313)	$(3,235)

U.K. Newspaper Group
Operating revenue
Advertising	$69,243	$72,127	$232,973	$233,093
Circulation	43,600	36,978	125,556	102,140
Job printing and other	7,161	5,810	19,407	17,679

Total operating revenue	120,004	114,915	377,936	352,912

Operating costs
Newsprint	18,021	20,465	55,973	60,450
Compensation costs	26,032	23,773	78,306	68,385
Other operating costs	64,828	63,556	200,589	179,305
Depreciation	3,513	3,232	10,681	9,358

Total operating costs	112,394	111,026	345,549	317,498

Operating income	$7,610	$3,889	$32,387	$35,414

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(dollar amounts in thousands)		(dollar amounts in thousands)
		(Restated)		(Restated)
Canadian Newspaper Group
Operating revenue
Advertising	$13,856	$11,479	$42,787	$35,783
Circulation	2,435	2,492	8,087	8,066
Job printing and other	2,348	2,046	7,234	6,610

Total operating revenue	18,639	16,017	58,108	50,459

Operating costs
Newsprint	1,696	1,239	5,394	3,815
Compensation costs	10,454	8,263	31,633	25,051
Other operating costs	7,699	7,039	23,083	22,895
Depreciation	424	265	1,125	954

Total operating costs	20,273	16,806	61,235	52,715

Operating loss	$(1,634)	$(789)	$(3,127)	$(2,256)

Investment and Corporate Group
Operating revenue
Advertising	$—	$—	$—	$—
Circulation	—	—	—	—
Job printing and other	—	—	—	—

Total operating revenue	—	—	—	—

Operating costs
Newsprint	—	—	—	—
Compensation costs	965	854	2,824	2,414
Stock-based compensation	77	(95)	77	—
Other operating costs	4,197	2,916	14,475	10,339
Infrequent items	3,401	—	3,401	—
Depreciation	777	541	2,265	1,317

Total operating costs	9,417	4,216	23,042	14,070

Operating loss	$(9,417)	$(4,216)	$(23,042)	$(14,070)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	Percentage	Percentage	Percentage	Percentage

		(Restated)		(Restated)
Chicago Group
Operating revenue
Advertising	78.1%	77.5%	77.7%	77.0%
Circulation	19.2%	20.0%	19.6%	20.6%
Job printing and other	2.7%	2.5%	2.7%	2.4%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	15.9%	14.4%	14.2%	14.7%
Compensation costs	37.8%	38.5%	38.2%	39.0%
Other operating costs	30.6%	29.8%	30.0%	30.2%
Infrequent items	0.0%	0.1%	0.1%	0.1%
Depreciation	4.2%	4.2%	4.1%	4.2%
Amortization	3.3%	3.6%	3.1%	3.6%

Total operating costs	91.8%	90.6%	89.7%	91.8%

Operating income	8.2%	9.4%	10.3%	8.2%

Community Group
Operating revenue
Advertising	30.8%	29.0%	32.9%	28.5%
Circulation	61.9%	51.9%	57.2%	44.9%
Job printing and other	7.3%	19.1%	9.9%	26.6%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	11.8%	11.0%	9.8%	12.1%
Compensation costs	62.0%	56.2%	60.9%	54.2%
Other operating costs	61.6%	62.2%	72.0%	53.2%
Depreciation	15.1%	15.9%	12.5%	12.4%

Total operating costs	150.5%	145.3%	155.2%	131.9%

Operating loss	-50.5%	-45.3%	-55.2%	-31.9%

U.K. Newspaper Group
Operating revenue
Advertising	57.7%	62.8%	61.7%	66.0%
Circulation	36.3%	32.2%	33.2%	29.0%
Job printing and other	6.0%	5.0%	5.1%	5.0%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	15.0%	17.8%	14.8%	17.1%
Compensation costs	21.7%	20.7%	20.7%	19.4%
Other operating costs	54.0%	55.3%	53.1%	50.8%
Depreciation	3.0%	2.8%	2.8%	2.7%

Total operating costs	93.7%	96.6%	91.4%	90.0%

Operating income	6.3%	3.4%	8.6%	10.0%

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	Percentage	Percentage	Percentage	Percentage

		(Restated)		(Restated)
Canadian Newspaper Group
Operating revenue
Advertising	74.3%	71.7%	73.6%	70.9%
Circulation	13.1%	15.5%	13.9%	16.0%
Job printing and other	12.6%	12.8%	12.5%	13.1%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating costs
Newsprint	9.1%	7.7%	9.3%	7.6%
Compensation costs	56.1%	51.6%	54.4%	49.6%
Other operating costs	41.3%	43.9%	39.7%	45.4%
Depreciation	2.3%	1.7%	2.0%	1.9%

Total operating costs	108.8%	104.9%	105.4%	104.5%

Operating loss	-8.8%	-4.9%	-5.4%	-4.5%

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

GROUP OPERATING RESULTS

Chicago Group

Operating revenues for the Chicago Group were $112.0 million and $334.0 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to $110.4 million and $328.6 million for the three- and nine-month periods ended September 30, 2002, respectively, which is an increase of $1.6 million or 1.4% for the quarter and $5.4 million or 1.6% for the nine months ended September 30. Advertising revenue was $87.4 million in the third quarter of 2003 and $259.7 million in the nine months ended September 30, 2003, compared with $85.6 million in the third quarter of 2002 and $252.9 million in the nine months ended September 30, 2002, increases of $1.8 million or 2.1% and $6.8 million or 2.7%, respectively. The third quarter increases result from higher advertising revenue in each of retail (3.6%) and national advertising (4.4%). On a year to date basis retail advertising increased by 3.1% and national advertising increased 6.4%.

Circulation revenue was $21.5 million and $65.3 million for the three- and nine-month periods ended September 30, 2003, respectively, compared with $22.1 million and $67.8 million for the comparable periods in 2002, decreases of $0.6 million or 2.7% and $2.5 million or 3.7%, respectively. The decline in circulation revenue continues to be attributable to price discounting, particularly in the home delivery market. Although home delivery circulation has increased, single copy sales have declined from the prior year in large part as a consequence of free circulation papers offered by the Chicago Sun-Times and its primary competitor.

Printing and other revenue was $3.1 million in the third quarter of 2003 and $9.0 million in the nine months ended September 30, 2003, compared with $2.7 million and $8.0 million in 2002, increases of $0.4 million and $1.0 million, respectively.

Total operating costs in the third quarter of 2003 were $102.8 million and in the nine months ended September 30, 2003 were $299.4 million compared with $100.1 million and $301.7 million in 2002, an increase of $2.7 million and a decrease of $2.3 million, respectively.

Newsprint expense in the third quarter was $17.8 million compared with $15.9 million in 2002, an increase of $1.9 million or 11.9% in the quarter. Total newsprint consumption in the quarter increased approximately 6.7% compared with the third quarter of 2002, and the average cost per tonne of newsprint in the third quarter of 2003 was approximately 4.7% higher than in the third quarter of 2002. Newsprint expense in the nine months ended September 30, 2003 was $47.4 million compared with $48.2 million in 2002, a decrease of $0.8 million. Reflected in newsprint costs on a year-to-date basis is a book to physical inventory adjustment and a favorable recovery against an inventory provision for unusable newsprint which reduced newsprint expense for the nine months ended September 30, 2003 by $2.2 million.

Compensation costs in the third quarter of 2003 were $42.4 million and in the nine months ended September 30, 2003 were $127.7 million compared with $42.5 million and $128.2 million, respectively, in 2002, decreases of $0.1 million and $0.5 million, respectively. The modest declines in wages and salaries were partially offset by increased employee benefit costs for the three and nine months ended September 30, 2003.

Other operating costs in the third quarter of 2003 were $34.2 million and in the nine months ended September 30, 2003 were $100.1 million compared with $32.9 million and $99.2 million in 2002, increases of $1.3 million or 4.0% and $0.9 million or 0.9%, respectively. Other operating costs increased in both the three- and nine-month periods ended September 30, 2003 compared to the corresponding period in 2002 due to an increase in the provision for doubtful accounts, increased costs from a system conversion and the launch of a free distribution newspaper during the fourth quarter of 2002.

Depreciation and amortization in the third quarter of 2003 was $8.4 million and in the nine months ended September 30, 2003 was $24.0 million compared with $8.6 million and $25.7 million in 2002, reductions of $0.2 million and $1.7 million, respectively.

Operating income in the third quarter of 2003 was $9.2 million and in the nine months ended September 30, 2003 was $34.6 million compared with $10.4 million and $27.0 million in 2002, a decrease of $1.2 million and an increase $7.6 million, respectively. The changes reflect the combined impact of the items noted above.

U.K. Newspaper Group

Operating revenues for the U.K. Newspaper Group were $120.0 million in the third quarter of 2003 compared with $114.9 million in 2002, an increase of $5.1 million or 4.4%. In the nine months ended September 30, 2003 operating revenues were $377.9 million compared with $352.9 million in 2002, an increase of $25.0 million or 7.1%. In pounds sterling, operating revenues in the third quarter of 2003 were £74.5 million compared with £74.1 million in 2002, an increase of £0.4 million or 0.5%. For the nine months ended September 30, 2003 operating revenues were £234.7 million compared with £239.0 million in 2002, a decrease of £4.3 million or 1.8%.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Advertising revenue, in local currency, was £43.0 million in the third quarter of 2003 compared with £46.5 million in 2002, a decrease of £3.5 million or 7.5%. In the nine months ended September 30, 2003 advertising revenue, in local currency, was £144.6 million compared with £158.0 million in 2002, a decrease of £13.4 million or 8.5%. Recruitment advertising revenue decreased by 19.0% and display advertising revenue decreased 5.9% in the third quarter year over year due to the continuing advertising recession in the U.K., a reflection of the effect of the weak economy on employment, corporate financings and mergers and acquisitions.

Circulation revenue, in local currency, was £27.1 million in third quarter 2003 compared with £23.9 million in 2002, an increase of £3.2 million or 13.4%. For the nine months ended September 30, 2003 circulation revenue, in local currency, was £78.0 million compared with £69.0 million in 2002, an increase of £9.0 million or 13.0%. Circulation revenues have increased as a consequence of increases in the price of daily and Sunday papers. The most recent increases were in September 2003, for the daily paper (£0.05 on Monday to Friday) and May 2003 for the Sunday paper (£0.20). In October 2003, there was a price increase for the Saturday paper (£0.10) that has come into effect. Circulation volume has declined during 2003 from that in the prior year period as a result of management’s decision to reduce both bulk and foreign print sales and to reinvest the significant associated cost savings in developing and marketing the newspapers. In spite of the planned reductions in circulation, The Daily Telegraph had an average daily circulation of over 934,000 in September.

Total operating costs in the third quarter of 2003 were $112.4 million and in the nine months ended September 30, 2003 were $345.5 million compared with $111.0 million and $317.5 million in 2002, which are increases of $1.4 million and $28.0 million, respectively. In local currency, total operating costs in the third quarter of 2003 were £69.8 million compared to £71.6 million in 2002, a decrease of £1.8 million or 2.5%. For the nine months ended September 30, 2003, operating costs were £214.6 million compared with £214.6 million in 2002. Total operating costs in dollar terms increased in both the third quarter and in the nine- month period ended September 30, 2003 over the prior year comparable periods due to a strengthening of the British pound. The impact was much less pronounced in the third quarter as a substantial portion of the strengthening occurred during the third quarter of 2002.

Newsprint costs for the third quarter of 2003, in local currency, were £11.2 million compared with £13.2 million in 2002, a decrease of £2.0 million or 15.2%. In the nine months ended September 30, 2003 newsprint costs, in local currency, were £34.8 million compared with £40.9 million in 2002, a decrease of £6.1 million or 14.9%. The decrease results from a 7.7% reduction in consumption due to lower pagination as a result of lower advertising revenue and the reduction of bulk and foreign production, and a 7.9% reduction in the average price per tonne of newsprint.

Compensation costs for the third quarter of 2003, in local currency, were £16.2 million compared with £15.3 million in 2002, an increase of £0.9 million or 5.9%. In the nine months ended September 30, 2003 compensation costs, in local currency, were £48.6 million compared with £46.2 million in 2002, an increase of £2.4 million or 5.2%. Compensation costs have increased due to a combination of an annual salary increase and an overall headcount increase.

Other operating expenses, in local currency, were £40.2 million in the third quarter of 2003 compared with £41.0 million in 2002, a decrease of £0.8 million or 2.0%. In the nine months ended September 30, 2003 other operating costs in local currency, were £124.6 million compared with £121.1 million in 2002, an increase of £3.5 million or 2.9%. The year over year increase in costs for the nine months ended September 30, 2003 relates primarily to increased marketing activities in the first quarter.

Depreciation and amortization for the three and nine months ended September 30, 2003 was £2.2 million and £6.6 million, respectively, compared with £2.1 million and £6.3 million, respectively, in 2002.

Canadian Newspaper Group

Operating revenues in the Canadian Newspaper Group in the third quarter of 2003 were $18.6 million compared with $16.0 million in 2002 and for the nine months ended September 30, 2003 were $58.1 million compared with $50.5 million in 2002. In both periods, the increase in revenue is primarily a reflection of the strengthening Canadian dollar against the U.S. dollar in relation to the prior year, although increases in revenue in local currency in both periods occurred.

The operating loss of the Canadian Newspaper Group was $1.6 million in the third quarter of 2003 compared to $0.8 million in 2002 and was a loss of $3.1 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively. The results for the Canadian Newspaper Group include pension and post-retirement obligation expense of Cdn. $2.1 million and Cdn. $5.9 million for the three and nine months ended September 30, 2003 relating to employees formerly employed by Southam Publications and in respect of whom the obligations were not assumed by CanWest, purchaser of the related newspapers.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Community Group

Operating revenue and operating income for the Community Group were $2.5 million and a loss of $1.3 million in the third quarter of 2003 compared with $3.0 million and a loss of $1.4 million in 2002. Operating revenue and operating income for the nine months ended September 30, 2003 were $7.8 million and a loss of $4.3 million compared with $10.1 million and a loss of $3.2 million in 2002. The declines in revenue and increases in operating losses are primarily attributable to the loss of business under a contract for the printing of a commercial telephone directory.

Corporate Group

Operating costs of the Corporate Group were $9.4 million in the third quarter of 2003 compared with $4.2 million in 2002. In the nine months ended September 30, 2003 operating costs were $23.0 million compared with $14.1 million in 2002. Included in the costs for the Corporate Group in 2003 is $3.4 million relating to the investigation and review being conducted by the special committee of the Company’s Board of Directors. These costs have been reflected as an “Infrequent item” in the Company’s Condensed Consolidated Statements of Operations. In addition, during the nine-months ended September 30, 2003, the Corporate Group absorbed costs of approximately $1.5 million that were previously allocated to the operating groups and increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company is an international holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal United States and foreign subsidiaries, are subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends. Substantially all of the shares of the subsidiaries of the Company have been pledged to lenders of the Company. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

The Company’s largest source of revenue is advertising. Advertising revenue in Chicago has been constrained by the lack of growth in the U.S. economy. Although recent economic data suggests the economic climate may be improving. In the U.K., significant declines in advertising revenue have been experienced in the last three years as measured in local currency. Although the economic conditions leading to the poor results have lasted longer than expected by the Company, the conditions are not considered to be permanent. The timing of any recovery in the advertising market cannot be predicted. The Company continues to consider opportunities to limit costs and monitor the impact on the Company’s cash position.

Cash Flows

Cash flows provided by operating activities were $13.2 million for the nine-month period ended September 30, 2003, compared with $22.6 million in 2002. Excluding changes in working capital (other than cash), cash flows provided by operating activities were $30.5 million in 2003 and $51.9 million in 2002.

Working capital consists of current assets less current liabilities. At September 30, 2003, working capital, excluding debt obligations, was a deficiency of $307.6 million excluding restricted cash compared to a deficiency of $228.1 million at December 31, 2002 excluding funds held in escrow to repay debt. Current assets were $308.6 million at September 30, 2003 and $347.8 million at December 31, 2002 excluding escrow funds and restricted cash. Current liabilities, excluding debt obligations, were $616.2 million at September 30, 2003, compared with $575.9 million at December 31, 2002.

Cash flows provided by investing activities in the nine- month period ended September 30, 2003 were $10.8 million compared with cash flows used in investing activities of $16.6 million in 2002. Cash flows from investing activities increased primarily due to lower spending on capital projects and proceeds received from the redemption by CanWest of some of its 12 1/8% Subordinated Debentures in April of 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Cash flows used in financing activities in the nine-month period ended September 30, 2003 were $82.6 million and $327.6 million in 2002. In the first quarter of 2003, the Company repaid $504.9 million of long-term debt from escrow deposits and restricted cash on hand at December 31, 2002 which was raised upon issuance of the 9% Senior Notes and completion of the Senior Credit Facility. In addition to that repayment and scheduled repayments, on September 30, 2003, the Company repaid $45.0 million of term debt borrowed under its Senior Credit Facility as discussed under Debt, below. In 2002, the Company repaid $291.3 million of long-term debt primarily from available cash balances. Long-term debt repayments as disclosed in the Condensed Consolidated Statements of Cash Flows include both principal repayments and premiums paid on extinguishment of debt.

During the nine- month period ended September 30, of 2003, the Company acquired a total of 1,000,000 shares of the Company’s common stock through the public market for cancellation for total cash consideration of $8.8 million.

Debt

Long-term debt, including the current portion, was $530.3 million at September 30, 2003 compared with $1,084.4 million at December 31, 2002. During the first nine months of 2003, the Company retired $504.9 million principal amount of Senior Subordinated Notes, repaid $2.2 million of debt due under its Senior Credit Facility as scheduled, and reduced other debt by $2.5 million. In addition, the Company made an unscheduled repayment of approximately $45.0 million on September 30, 2003. Under the terms of the Senior Credit Facility, the Company is required to repay $0.7 million of amounts advanced as term debt during the remainder of 2003. Interest rate and foreign currency swaps entered into to manage interest rate and currency risk associated with the borrowings under the Senior Credit Facility and the Senior Notes were adjusted to reflect the unscheduled $45.0 million repayment at a cost of approximately $0.7 million. This amount was not paid in cash but was factored into the revised swap rates.

During the term of the Senior Credit Facility, the Company is required to make partial principal repayments in each year as follows:

(in thousands)

2003 (remaining)	$670
2004	2,747
2005	3,015
2006	3,282
2007	3,549
Later years	204,537

$217,800

Under the terms of the new Senior Credit Facility and the 9% Senior Notes, the Company is subject to certain restrictive covenants. These covenants include certain leverage ratios and restrictions on the use of funds in certain circumstances. If the Company were to be in violation of the restrictive covenants, the debts could become due and payable on demand. At September 30, 2003 the Company was in compliance with these covenants.

The Company intends to move its Chicago Group corporate offices to a facility in downtown Chicago. The existing land and building, which have housed the Chicago Sun-Times printing facilities and other corporate services, would either be sold or contributed to a joint venture formed for the purpose of developing the site and constructing a combined office and residential tower. The joint venture is currently undertaking pre-development marketing activities with a decision as to whether to proceed with the project required by June 30, 2004. In either case, sale or development, the Company may need to arrange interim financing for any new premises acquired pending the receipt of proceeds for its current premises.

Leases

The Company is party to several leases for facilities and equipment. These leases are primarily operating leases in nature. A schedule of expected payments for the next five years and thereafter is included in the Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in the level of expected payments since the filing of the 2002 Annual Report on Form 10-K.

Capital Expenditures

The Chicago Group, the U.K. Newspaper Group and the Canadian Newspaper Group have funded their capital expenditures out of cash provided by their respective operating activities and anticipate that they will have sufficient cash flow to continue to do so for the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

foreseeable future except as noted above for the new facility for the Chicago Group. Capital expenditures for the Community Group are not expected to be significant for the foreseeable future.

Dividends and Other Commitments

The amount available for the payment of dividends and other obligations by the Company at any time is a function of (i) restrictions in agreements binding the Company limiting its ability to pay dividends, management fees and other payments and (ii) restrictions in agreements binding the Company’s subsidiaries and limiting their ability to pay dividends, management fees and other payments to the Company. The Company is party to a debt agreement that permits the payment of dividends at the present rate, however, certain agreements binding Publishing and other subsidiaries of the Company contain restrictive provisions, which may limit amounts available to the Company for the payment of dividends.

Although the amount available for the payment of dividends and other obligations by the Company at any time is limited, as described above, the Company expects its internal cash flow and financing resources to be adequate to meet its foreseeable requirements.

Off-Balance Sheet Arrangements

The Company is a venture partner in two joint ventures in the U.K. These ventures were created and designed for the purpose of realizing cost synergies by combining the production process of the U.K. Group and our joint venture partners. The joint ventures are operated to break-even over the long term and provide printing services to the Company and our venture partner, and charge the Company based on the amount of printing done for us. To the extent the joint ventures have excess capacity, contract printing work is done for third parties. Any net profit from such third party contracts permits the joint ventures to reduce operating expenses it would otherwise charge to the venture partners. During the three and nine months ended September 30, 2003 the Company incurred printing charges from the joint ventures of $12.1 million and $36.4 million, respectively ($12.2 million and $33.7 million for the three and nine months ended September 30, 2002, respectively). These charges are included in “Other Operating Costs Incurred Through Joint Ventures” in the Condensed Consolidated Statements of Operations.

As discussed above, the Company also uses swap agreements to address currency and interest rate risks associated with the Senior Notes and the Senior Credit Facility. The notional principal that the swaps are based on is the outstanding principal on the Senior Notes and the Senior Credit Facility, as applicable.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Newsprint Newsprint prices continued to fluctuate during the past twelve months. On a consolidated basis newsprint expense amounted to $109.5 million in the first nine months of 2003 and $113.7 million in 2002. Management believes that newsprint prices could continue to show significant price variations in the future. Suppliers implemented a newsprint price increase of $35 per tonne during the second quarter of 2003 and another increase of $25 per tonne is forecast for the fourth quarter of 2003 the effect of which will be limited to our Chicago Group and Canadian Group operations. In the United Kingdom, newsprint prices payable by the Company in 2003 pursuant to longer-term contracts are less than the average prices paid in 2002. Newsprint contracts for 2004 are currently under negotiation. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during the nine months ended September 30, 2003, a change in the price of newsprint of $50 per tonne would increase or decrease net income for the nine- month period by approximately $6.7 million.

     Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper business in the United States, United Kingdom and Canada.

     Interest Rates At September 30, 2003, the Company had debt totaling $250.0 million which is subject to interest calculated at floating rates as a consequence of fixed to floating swaps arranged by the Company. The current rates of interest are reset every six months in arrears on June 15 and December 15. A 1% change in the interest rate would result in a change in interest costs in respect of such debt of approximately $0.6 million for the quarter and approximately $1.8 million for the nine-month period ended September 30, 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

     Foreign Exchange Rates A substantial portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s income is vulnerable to changes in the value of the United States dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the nine months ended September 30, 2003, a $0.05 change in the important foreign currencies would have the following effect on the Company’s reported net earnings for the nine months ended September 30, 2003:

	Actual Average
	2003 Rate	Increase/Decrease

United Kingdom	$1.61/£	$273,000
Canada(1)	$0.70/Cdn.$	$37,020,000

(1)	Included in the increase/decrease noted is $36.0 million in respect of the Company’s sale of Participations as noted below.

In 2001, the Company sold Participations in Cdn. $756.8 million principal amount of CanWest debentures to a special purpose trust (“Participation Trust”). In respect of these debentures, based on the original Canadian principal amount, the Company would eventually be required to deliver to the Participation Trust, debentures with a principal amount equivalent to $490.5 million, which equates to a fixed rate of exchange of 0.6482 U.S. dollars to each Canadian dollar as well as additional debentures in respect of the paid-in-kind interest at the same fixed rate of exchange. During the second quarter of 2003, CanWest redeemed a total of Cdn. $265.0 million principal amount of debentures and, of the total proceeds received $159.8 million was paid to the Participation Trust. Upon receipt of the notice of redemption, the Company entered into a U.S. dollar forward purchase contract for the full amount of the Canadian dollar redemption proceeds to coincide with the date of receipt of the proceeds. At September 30, 2003, the obligation to the Participation Trust was $461.5 million, and the corresponding CanWest debentures had a principal amount receivable of Cdn. $712.0 million.

As the requirement to deliver debentures is a U.S. dollar obligation and the notes are denominated in Canadian dollars, the Company is exposed to fluctuations in the related exchange rate. A $0.05 change in the rate of exchange of U.S. dollars into Canadian dollars applied to the Cdn. $712.0 million principal amount of CanWest debentures at September 30, 2003 would result in a $36.0 million loss or gain to the Company. Management is continuously evaluating various options to reduce the exposure to foreign currency fluctuations with respect to the CanWest debentures at a reasonable cost. At the present time, the Company has not entered into any arrangements that would limit its exposure on the Participation Trust to foreign exchange fluctuation.

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

Item 4. Controls and Procedures

     Controls and Procedures Pursuant to Exchange Act Rule 13a-15, the Company’s management evaluated the effectiveness of Hollinger International Inc.’s disclosure controls and procedures with the participation of its Vice President Finance and Chief Financial Officer, the Company’s principal financial officer. Based on that evaluation and as noted below, the Chief Financial Officer has concluded that the disclosure controls and procedures were ineffective, as of September 30, 2003, for the reasons and in respect of the matters noted below in providing reasonable assurance that material information requiring disclosure in this filing was brought to his attention on a timely basis. There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As disclosed in Note 13 to the Company’s Condensed Consolidated Financial Statements and under the heading “Recent Business Developments” above, the Board established a special committee to conduct an independent review and investigation of certain shareholder concerns as set out in Schedule 13D filings with the SEC. The review and investigation has recently focused on $32.15 million in payments characterized as non-competition payments made by the Company to related parties. The audit committee joined the special committee’s review and investigation of these payments. The findings of the committees with respect to those transactions are disclosed in Note 13 and under the heading “Recent Business Developments”. The special committee’s investigation of the matters raised in the Schedule 13D filings and other matters is continuing and it is possible that other undisclosed, unauthorized or otherwise improper transactions, including related party transactions may be identified.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Factors leading to the failure to identify, prevent or fully disclose the transactions referred to include: a corporate structure under which a number of individuals are executives of both the Company and its parent; the lack of a clear policy for the identification and reporting of transactions with, or indirectly involving, related parties; and, the absence of a policy that all agreements in which both a related party and the Company have an interest, direct or indirect, be negotiated and executed by signing officers who do not have a significant interest in both the related party and the Company. These factors all reflect a significant weakness in disclosure controls and procedures.

Since these transactions were undertaken, the corporate governance climate for public companies as a whole, as well as for the Company itself, has changed significantly largely as a consequence of the passage of the Sarbanes-Oxley Act of 2002. One of the Company’s responses to that Act and to shareholder concerns as referred to above has been to strengthen the representation of independent directors on the Board of Directors. Further, the Company will be instituting a policy that requires all agreements or contracts involving, directly or indirectly, a party related to the Company to be provided to the Company’s legal counsel, to its highest ranking accounting officer independent of Hollinger Inc. and the related party and to the chairman of the audit committee. That policy will also require that any related party payments be approved by two signing officers who are not officers, directors or employees of Hollinger Inc. or any of its affiliates other than the Company. The special committee’s investigation is continuing and it is possible that the investigation will uncover additional areas where new policies need to be implemented or existing policies strengthened to address perceived weaknesses in the Company’s disclosure and internal controls.

     Limitations on Effectiveness of Controls A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

32.1 Certification of Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

i)	Current Report on Form 8-K, filed as of July 25, 2003, wherein the Company’s Board of Directors announced that Graham W. Savage and the Honourable Raymond G.H. Seitz have been named Directors of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

Date: November 20, 2003	By:	/s/ Peter K. Lane Peter K. Lane Vice President and Chief Financial Officer (as duly authorized officer and principal financial officer)