Form 10-K
period 2003-12-31
HOLLINGER INTERNATIONAL INC
filed 2005-01-18
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-14164

Hollinger International Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3518892 (I.R.S. Employer Identification Number)
712 Fifth Avenue, New York, New York (Address of Principal Executive Office)	10019 (Zip Code)

Registrant’s telephone number, including area code

(212) 586-5666

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Class A Common Stock par value $.01 per share 8 5/8% Senior Notes due 2005 9% Senior Notes due 2010	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities Exchange Act of 1934 Rule 12b-2)    Yes ☑         No ☐

     The aggregate market value of Class A Common Stock held by non-affiliates as of June 30, 2003, was approximately $644,988,310 determined using the closing price per share on that date of $10.77, as reported on the New York Stock Exchange. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

     The number of outstanding shares of each class of the registrant’s common stock as of December 31, 2004 was as follows: 75,687,055 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

EXPLANATORY NOTE

      The Company is filing this annual report on Form 10-K for the fiscal year ended December 31, 2003 following its review of the report of the Special Committee of Independent Directors (the “Special Committee”). The Company’s Board of Directors formed the Special Committee on June 17, 2003 to investigate, among other things, allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy, Browne & Company, LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003, and any other matters the Special Committee determined should be investigated. The Special Committee filed its report with the U.S. District Court for the Northern District of Illinois on August 30, 2004. The Company included the full text of the report as an exhibit to a current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004.

      The Company previously made public its need to review the Special Committee’s report before it could complete its annual report on Form 10-K for the year ended December 31, 2003. The Company expects to file, within a reasonable time, quarterly reports on Form 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004 and the required pro forma financial information reflecting the sale of Telegraph Group Limited on a current report on Form 8-K.

HOLLINGER INTERNATIONAL INC.

2003 FORM 10-K

		Page

PART I
Item 1.	Business	4
Item 2.	Properties	36
Item 3.	Legal Proceedings	38
Item 4.	Submission of Matters to a Vote of Security Holders	45

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6	Selected Financial Data	48
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	84
Item 8.	Financial Statements and Supplementary Data	85
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	88

PART III
Item 10.	Directors and Executive Officers of the Registrant	89
Item 11.	Executive Compensation	92
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103
Item 13.	Certain Relationships and Related Transactions	105
Item 14.	Principal Accountant Fees and Services	115

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	116
EX-3.1: RESTATED CERTIFICATE OF INCORPORATION
EX-3.2: BYLAWS
EX-10.1: STOCK PURCHASE AGREEMENT
EX-10.2: FACILITATION AGREEMENT
EX-10.19: BUSINESS OPPORTUNITIES AGREEMENT
EX-10.20: RELEASE AND SETTLEMENT AGREEMENT
EX-10.21: OPTION EXERCISE AGREEMENT
EX-10.22: CONSULTING AGREEMENT
EX-10.23: COMPROMISE AGREEMENT
EX-10.24: DEFERRED STOCK UNIT AGREEMENT
EX-10.25: SUMMARY OF PRINCIPLE TERMS
EX-10.26: NOTICE TO OPTION PLAN PARTICIPANTS
EX-21.1: SIGNIFICANT SUBSIDIARIES
EX-23.1: CONSENT OF KPMG LLP
EX-31.1: CERTIFICATION OF CEO
EX-31.2: CERTIFICATION OF CFO
EX-32.1: CERTIFICATION OF CEO
EX-32.2: CERTIFICATION OF CFO

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	changes in prevailing economic conditions, particularly in the target markets of the Company’s newspapers;

•	actions of the Company’s controlling stockholder;

•	continuing investigations by the SEC and other government agencies in the United States and Canada;

•	adverse developments in pending litigation involving the Company and its affiliates, directors and executive officers;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in “Item 1 — Business — Risk Factors.”

      The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date this Form 10-K is filed with the SEC. The Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

      The Company cautions that the areas of risk described above may not be exhaustive. The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that events, trends or financial performance described in any forward-looking statement made in this annual report on Form 10-K might not occur.

PART I

Item 1.	Business

Overview

      The Company is a leading publisher of English-language newspapers in the United States and Canada. The Company owns or has interests in over 200 publications, including daily and non-daily newspapers, and magazines. The Company’s premier title is the Chicago Group’s Chicago Sun-Times, which has the second highest daily readership and circulation of any newspaper in the Chicago metropolitan area and had the eighth highest daily readership of any metropolitan daily newspaper in the United States, as reported in the 2003 Scarborough Report.

      Unless the context requires otherwise, all references herein to the “Company” are to Hollinger International Inc., its predecessors and consolidated subsidiaries, “Publishing” refers to Hollinger International Publishing Inc., a wholly-owned subsidiary of the Company, and “Hollinger Inc.” refers to the Company’s parent, Hollinger Inc. and its affiliates.

Chicago Group

      The Chicago Group consists of more than 100 newspapers in the greater Chicago metropolitan area. The Chicago Group’s primary newspaper is the Chicago Sun-Times, which was founded in 1948 and is one of Chicago’s most widely read newspapers. The Chicago Sun-Times is published in a tabloid format and has the second highest daily readership and circulation of any newspaper in the 16-county Chicago metropolitan area, attracting approximately 1.6 million readers daily as reported in the 2003 Scarborough Report. The Chicago Group pursues a clustering strategy in the greater Chicago metropolitan market, covering all of Chicago’s major suburbs as well as its surrounding high growth counties. This strategy enables the Company to offer joint selling programs to advertisers, thereby expanding advertisers’ reach. For the year ended December 31, 2003, the Chicago Group had revenues of $450.8 million and operating income of $24.5 million.

Canadian Newspaper Group

      The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) that has an 87% interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”). HCPH Co. and Hollinger L.P. own numerous daily and non-daily newspaper properties and Canadian trade magazines and tabloids for the transportation, construction, natural resources and manufacturing industries, among others. In addition, the Canadian Newspaper Group administers the retirement plans, and absorbs the costs related to post-retirement, post-employment benefit and pension plans of certain retired employees of HCPH Co. (successor of Southam Inc.). For the year ended December 31, 2003, the Canadian Newspaper Group had revenues of approximately $80.5 million and an operating loss of approximately $5.0 million.

Recent Developments

Investigation of and Legal Proceedings Relating to Certain Related Party Transactions

      Hollinger Inc., a Canadian publicly traded company, directly or indirectly owns approximately 17.4% of the equity and 66.8% of the voting interest in the Company. In beneficial ownership reports filed with the SEC on Schedule 13D, The Ravelston Corporation Limited (“Ravelston”), a privately held Canadian company, and Lord Conrad M. Black of Crossharbour (“Black”), a Director and former Chairman and Chief Executive Officer of the Company, claim beneficial ownership over Hollinger Inc.’s interests in the Company. Black also owns 600 shares of the Company’s Class A Common Stock directly. In addition, Black claims beneficial ownership over 1,363,750 shares of Class A Common Stock underlying stock options that Black has alleged he exercised in February and April 2004. These shares have not been issued by the Company, pending the outcome of litigation involving the alleged option exercises. See “Item 3 — Legal Proceedings — Black v. Hollinger International Inc., filed on April 5, 2004.”

      The above ownership figures are based on 75,687,055 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock outstanding as of December 31, 2004 and beneficial ownership reports of Hollinger Inc., Ravelston and Black filed with the SEC. According to those reports, Hollinger Inc. owns directly or indirectly, and Ravelston and Black claim beneficial ownership over, all of the shares of Class B Common Stock outstanding, each of which carries the right of 10 votes per share.

      On June 17, 2003, the Board of Directors established a special committee of independent directors (the “Special Committee”) to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy Browne, an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003. In its Schedule 13D report, Tweedy Browne made allegations with respect to the terms of a series of transactions between the Company and certain former executive officers and certain current and former members of the Board of Directors, including Black, F. David Radler (“Radler”), the Company’s former President and Chief Operating Officer, J.A. Boultbee (“Boultbee”), a former Executive Vice-President and a former member of the Board of Directors, and Peter Y. Atkinson (“Atkinson”), a former Executive Vice-President and a former member of the Board of Directors. The allegations concern, among other things, payments received directly or indirectly by such persons relating to “non-competition” agreements arising from asset sales by the Company, payments received by such persons under the terms of management services agreements between the Company and Ravelston, Ravelston Management Inc. (“RMI”), Moffat Management Inc. (“Moffat”) and Black-Amiel Management Inc. (“Black-Amiel”) and sales by the Company of assets to entities with which such persons were affiliated. In October 2003, the Special Committee found references to previously undisclosed “non-competition” payments to Hollinger Inc. while reviewing documents obtained from the Company. The Special Committee also found information showing that “non-competition” payments to Black, Radler, Boultbee and Atkinson had been falsely described in, among other filings, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”). The Special Committee and the Audit Committee each conducted expedited investigations into these matters.

      On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. Of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and $602,500 was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing an agreement on November 15, 2003 (the “Restructuring Agreement”). The Restructuring Agreement provides for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard Frères & Co. LLC and Lazard & Co., Limited (collectively, “Lazard”) as financial advisors to explore alternative strategic transactions, including the sale of the Company as a whole or the sale of its specific businesses (the “Strategic Process”); and certain management changes, including the retirement of Black as CEO and the resignations of Radler, Boultbee and Atkinson. In addition, Black agreed, as the majority stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction were necessary to enable Hollinger Inc. to avoid a material default or insolvency.

      On November 19, 2003, Black retired as CEO of the Company. Gordon Paris (“Paris”) became the Company’s Interim CEO upon Black’s retirement. Effective November 16, 2003, Radler resigned as President and Chief Operating Officer of the Company and as publisher of the Chicago Sun-Times, at which time Paris became Interim President. On November 16, 2003, Radler and Atkinson also resigned as members of the Board of Directors. The Company terminated Boultbee as an officer on November 16, 2003. On January 17, 2004, Black was removed as non-executive Chairman of the Board of Directors and Paris was elected as Interim Chairman on January 20, 2004. On March 5, 2004 Black was removed as Executive Chairman of the

Telegraph Group Limited. On March 23, 2004, Colson retired as Chief Operating Officer of the Company and Chief Executive Officer of the Telegraph Group Limited in accordance with the terms of his Compromise Agreement with the Company. On April 27, 2004, Atkinson resigned as Executive Vice President of the Company under the terms of his settlement with the Company.

      Although Radler was not a direct party to the Restructuring Agreement, he has agreed to pay the amount identified as attributable to him in the Restructuring Agreement. Prior to the end of December 2003, Radler paid the Company $850,000. During 2004, Radler paid an additional amount of approximately $7.8 million, including interest of $1.5 million.

      Although Atkinson was not a direct party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, Atkinson and the Company entered into a settlement agreement in which Atkinson has agreed to pay a total amount of approximately $2.8 million, representing all “non-competition” payments and payments under the incentive compensation plan of Hollinger Digital LLC (“Hollinger Digital”) that he received, plus interest. The total amount of $2.8 million includes approximately $603,000 identified as attributable to Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company $350,000. On April 27, 2004, Atkinson exercised his vested options and the net proceeds of $4.0 million from the sale of the underlying shares of Class A Common Stock were deposited into an escrow account. Upon the approval of the terms of the settlement agreement by the Court of Chancery in the State of Delaware (the “Delaware Chancery Court”), the Company will receive $2.4 million. Included in the $2.4 million is approximately $253,000 which represents the balance identified, before interest, as attributable to Atkinson at December 31, 2003 in the Restructuring Agreement. On April 27, 2004, the Company entered into a consulting agreement with Atkinson. See “Item 13 — Certain Relationships and Related Transactions — Release and Settlement Agreement with Atkinson” and “— Consulting Agreement with Atkinson.”

      By Order and Judgment dated June 28, 2004, the Delaware Chancery Court found, among other things, that Black and Hollinger Inc. breached their respective obligations to make restitution pursuant to the Restructuring Agreement and ordered, among other things, that Black and Hollinger Inc. pay the Company $29.8 million in aggregate. Hollinger Inc. and Black paid the Company the amount ordered by the court on July 16, 2004, but both have appealed the order to the Delaware Supreme Court. See “Item 3 — Legal Proceedings — Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.”

      Boultbee has not paid to the Company any amounts in restitution for the unauthorized “non-competition” payments set forth in the Restructuring Agreement, and has filed a suit in Canada against the Company and members of the Special Committee seeking damages for an alleged wrongful dismissal. See “Item 3 — Legal Proceedings — Other Actions.”

      As more fully described under “Item 13 — Certain Relationships and Related Transactions — Services Agreements,” the Company was party to management services agreements with RMI, Moffat and Black-Amiel. The Restructuring Agreement provides for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI of the termination of the services agreements effective June 1, 2004 and subsequently proposed a reduced management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See “Item 3 — Legal Proceedings — Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”

      On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction (the “Court Order”) against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois (the “January 2004 SEC Action”). The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order requires the Company to permit the Special Committee to complete its investigation and to take whatever actions the Special Committee, in its sole discretion, deems necessary to fulfill its mandate, including to pursue litigation and collect damages and recover assets for the Company. The Court Order also provides for the automatic appointment of Richard C. Breeden (“Breeden”), currently advisor and legal counsel to the Special Committee, as Special Monitor of the Company, in order to complete the ongoing Special Committee investigation, pursue litigation and collect damages and assets for the Company and protect the Company’s assets, in the event that the Board of Directors or the Company’s stockholders take actions in violation of the Court Order.

      On January 28, 2004, the Company filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and Boultbee, which complaint was first amended on May 7, 2004. The amended complaint added certain other defendants, including Barbara Amiel Black (“Amiel Black”), a Director of the Company and wife of Black, and Daniel W. Colson (“Colson”), former Chief Operating Officer and Director of the Company, sought approximately $484.5 million in damages, including approximately $103.9 million in pre-judgment interest, and also included claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which provides for a trebling of damages and attorneys’ fees. On October 8, 2004, the court granted the defendants’ motion to dismiss the RICO claims and also dismissed the remaining claims without prejudice on jurisdictional grounds. On October 29, 2004, the Company filed a second amended complaint seeking to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. The second amended complaint adds Richard N. Perle (“Perle”), a Director of the Company, as a defendant and withdrew as defendants certain companies affiliated with Black and Radler. The Company is seeking to appeal the dismissal of the RICO claims. On December 13, 2004, defendants moved to dismiss the second amended complaint. The motions are pending. See “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

      On August 30, 2004, the Special Committee published the results of its investigation. See “— Report of the Special Committee” below.

      On November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc. were liable for the Company’s violations of certain federal securities laws at least during this period. See “Item 3 — Legal Proceedings — United States Securities and Exchange Commission v. Conrad M. Black, et al.”

      The Company is party to several lawsuits either as plaintiff or as a defendant, including several stockholder class action lawsuits, in connection with the events described above. See “Item 3 — Legal Proceedings.”

Corporate Review Committee; Adoption of Shareholder Rights Plan; Delaware Court Injunction

      On January 18, 2004, Black and Ravelston entered into a Tender and Stockholder Support and Acquisition Agreement with Press Holdings International Limited (“PHIL”) for the sale of the control of Hollinger Inc., (the “Hollinger Sale”). The Company formed the Corporate Review Committee of the Board of Directors, consisting of all directors, other than Black, Amiel Black and Colson, all of whom were directly or indirectly interested in the Hollinger Sale, to review the terms of the Hollinger Sale and supervise the Strategic Process. The Corporate Review Committee adopted a shareholder rights plan (“SRP”), described further below. On January 23, 2004, Hollinger Inc. adopted by written stockholder consent amendments to the Company’s bylaws and attempted to dissolve all committees of the Board of Directors, including the Corporate Review Committee, other than the Special Committee and the Audit Committee. On January 26, 2004, the Company commenced legal action in Delaware seeking relief declaring that Hollinger Inc.’s actions were invalid; that the adoption of the SRP was valid; and that Black and Hollinger Inc. breached their fiduciary duties to the Company and the terms of the Restructuring Agreement. On March 4, 2004, the Delaware Chancery Court issued a decision in favor of the Company declaring the bylaw amendments invalid;

upholding the validity of the SRP; and enjoining Black and Hollinger Inc. from taking any action to consummate any transaction in violation of the provisions of the Restructuring Agreement, including the Hollinger Sale, or committing any other breaches of the Restructuring Agreement. As a result, PHIL withdrew its offer and the Hollinger Sale was abandoned. On June 28, 2004, the Delaware Chancery Court extended through October 31, 2004 its injunctive relief that enjoined Black and Hollinger Inc. from taking any action to consummate any transaction in violation of the provisions of the Restructuring Agreement. On October 29, 2004, the Company, Hollinger Inc. and Black reached an agreement (the “Extension Agreement”) to voluntarily extend the injunction until the earlier of January 31, 2005 or the date of the completion of any distribution by the Company to its stockholders of a portion of the proceeds of the Company’s sale of the Telegraph Group Limited (described below), net of taxes to be paid on the sale of the Telegraph Group Limited and less amounts used to pay down the Company’s indebtedness, through one or more of a dividend, a self-tender offer, or some other mechanism. On October 30, 2004, the court issued an order extending the injunction as provided in, and incorporating the other terms of, the Extension Agreement.

      On February 27, 2004, under the terms of the SRP, the Company paid a dividend of one preferred share purchase right (a “Right”) for each share of Class A Common Stock and Class B Common Stock held of record at the close of business on February 5, 2004. Each Right, if and when exercisable, entitles its holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock at an exercise price of $50.00.

      The SRP provides that the Rights will separate from the Class A Common Stock and Class B Common Stock and become exercisable only if a person or group beneficially acquires, directly or indirectly, 20% or more of the outstanding stockholder voting power of the Company or if a person or group announces a tender offer which, if consummated, would result in such person or group beneficially owning 20% or more of such voting power, in either case, without the approval of the Company’s directors, who may amend or redeem the SRP. The directors of the Company may redeem the Rights at $0.001 per Right or amend the terms of the SRP at any time prior to the separation of the Rights from the Class A Common Stock and Class B Common Stock.

      If a person or group acquires 20% or more of the stockholder voting power of the Company, each Right will entitle its holder (other than such person or group), in lieu of purchasing preferred stock, to purchase one share of Class A Common Stock at a 50% discount to the then current per share market price. In addition, in the event of certain business combinations following such an acquisition, each Right will entitle its holder to purchase the common stock of an acquirer of the Company at a 50% discount from the market value of the acquirer’s stock.

      Black and each of his controlled affiliates, including Hollinger Inc., are considered “exempt stockholders” under the terms of the SRP. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the SRP was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate.

      The SRP provides that on or before January 25, 2005, the Special Committee (or any other committee of independent directors of the Board of Directors who were not the subject of the report delivered by the Special Committee described below) will re-evaluate the SRP to determine whether it remains in the best interests of the Company’s stockholders. If determined as necessary, such committee may recommend amendments to the terms of the SRP, or redemption of the Rights. Unless earlier redeemed, exercised or exchanged, the Rights will expire on January 25, 2014.

      The validity of the SRP is the subject of an appeal to the Delaware Supreme Court. See “Item 3 — Legal Proceedings — Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.”

Sale of the Telegraph Group

      As part of the Strategic Process, on July 30, 2004, the Company completed the sale of Telegraph Group Limited (“Telegraph Group”) to Press Holdings Limited and Holyrood Holdings Limited, affiliates of PHIL. Telegraph Group operated the Company’s business in the United Kingdom, including The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk and The Spectator and Apollo magazines. Under the terms of the agreement, Press Acquisitions Limited acquired all of the outstanding shares of Telegraph Group for a purchase price of £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1 as of the date of sale). This purchase price is subject to adjustment depending on certain working capital levels in the Telegraph Group, but the Company does not expect any such adjustment to be material.

      The Company used approximately $603.1 million of the proceeds of the sale of the Telegraph Group to repay long-term indebtedness and related derivative contracts. The Board of Directors also declared a special cash dividend (the “Special Dividend”) payable on January 18, 2005 in an aggregate amount of approximately $227.0 million, this being the first tranche of a total amount of $500.0 million which the Board of Directors determined was in the best interest of the Company and its stockholders to be distributed to stockholders. The Board of Directors intends to distribute approximately $273.0 million of the proceeds of the sale of the Telegraph Group, this being the second tranche of the $500.0 million cash distribution, either by way of a tender offer or a second special dividend. See “— Declaration of Special and Regular Dividend.”

      For the year ended December 31, 2003, the U.K. Newspaper Group had revenues of approximately $519.5 million and operating income of approximately $40.7 million. Results of the U.K. Newspaper Group for the year ended December 31, 2003 are included in the Consolidated Financial Statements of the Company for that period.

9% Senior Notes

      In June 2004, the Company commenced a tender offer and consent solicitation to purchase and retire Publishing’s 9% Senior Notes due in 2010 (the “9% Senior Notes”) and eliminate the covenants in place with respect to principal amounts not tendered. Approximately 97% of the principal amount of the 9% Senior Notes were tendered, and the covenants were removed from the 9% Senior Notes that remained outstanding. The Company used approximately $344.8 million of the proceeds from the sale of the Telegraph Group to purchase the 9% Senior Notes tendered and for related expenses. The Company also used $10.5 million to cancel the interest rate swaps the Company had in place on the 9% Senior Notes. The tender closed on August 2, 2004. The Company has since purchased and retired an additional $3.4 million in principal amount of the 9% Senior Notes. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Senior Credit Facility

      On July 30, 2004, the Company used approximately $213.4 million of the proceeds from the sale of the Telegraph Group to repay all amounts outstanding under and cancel the Company’s $310.0 million Senior Credit Facility with Wachovia Bank, N.A. (the “Senior Credit Facility”). In addition, the Company paid approximately $2.1 million in fees related to this early repayment and incurred costs of $32.3 million in fees to cancel the cross currency interest rate swaps the Company had in place with respect to amounts outstanding under the Senior Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Declaration of Special and Regular Dividend

      On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a Special Dividend of $2.50 per share payable on the Company’s Class A and Class B Common Stock on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $227.0 million, this being the first tranche of a total amount of $500.0 million which the Board of Directors determined was in the best interest of the Company and its stockholders to be distributed to stockholders. The Board of Directors intends to distribute approximately $273.0 million of the proceeds from the sale of the Telegraph Group, this being the second tranche of the $500.0 million cash distribution, in the form of a tender offer for its shares of Class A and Class B Common Stock. The Board of Directors expects to make a final determination about whether to proceed with a tender offer during the first quarter of 2005. Alternatively, the Board may consider a second special cash dividend to complete the distribution, instead of a tender offer. There can be no assurance that the second distribution will be made or, if made, whether it will be in the form of a tender offer or a dividend, and if a tender offer, as to the price or form such offer will take. The Board of Directors believes that following the Special Dividend and the second distribution, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the Special Dividend, it is expected that the outstanding grants under the Company’s stock incentive plans will be appropriately adjusted to take into account this return of cash to existing stockholders.

      On December 16, 2004, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share, payable on the Company’s Class A and Class B Common Stock on January 18, 2005 to stockholders of record on January 3, 2005.

The Chicago Sun-Times Circulation Overstatement

      On June 15, 2004, the Company announced that the Audit Committee was conducting an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. On October 5, 2004, the Company announced the results of this internal review. The review by the Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by the Audit Bureau of Circulations (“ABC”) commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The inflated circulation figures were submitted by the Company to ABC, which then reported these figures in its annual audit report issued with respect to the Chicago Sun-Times.

      Inflation of the Chicago Sun-Times single-copy circulation began modestly and increased over time. In the most recent report of the Chicago Sun-Times circulation published by ABC, which covered the period ended March 2003, the average single-copy circulation was found by the Audit Committee to have been overstated by approximately 50,000 weekday copies and 17,000 Sunday copies. The inflation of circulation continued to grow during the twelve-month period ended March 28, 2004, but these circulation figures were not included in an ABC audit report.

      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of related lawsuits filed against the Company, the Company recorded pre-tax charges of approximately $24.1 million for 2003 and approximately $2.9 million for the first quarter of 2004. The Company will evaluate the adequacy of the accruals as negotiations with advertisers proceed. See “— Risk Factors” below.

      The Company has implemented procedures to help ensure that similar circulation overstatements do not occur in the future. See “Item 9A — Controls and Procedures.”

      The Audit Committee also conducted a Company-wide review and found that certain circulation inflation practices were employed at two other Chicago area newspapers, the Daily Southtown and The Star, as well as at The Jerusalem Post. Since the inflation practices at the Daily Southtown and The Star began in mid-2003, none of the inflated circulation figures have been reported publicly in ABC circulation audit reports. There is no independent third-party, such as the ABC, that audits or reports circulation figures for Israeli newspapers. The overstatement practices have been discontinued at these newspapers, and the Company does not expect the practices at these three newspapers will have a material impact on the Company.

Sale of Interest in Trump Joint Venture

      On June 21, 2004, the Company entered into an agreement to sell its 50% interest in the real estate joint venture that was established by the Company and an entity affiliated with Mr. Donald Trump for the development of the property on which a portion of the facilities of the Chicago Sun-Times operations were situated. Immediately prior to the sale of the interest in the joint venture, the Company contributed to the joint venture, its property in downtown Chicago where the Chicago Sun-Times had conducted its editorial, pre-press, marketing, sales and administrative activities. Under the terms of the agreement, the Company received $4.0 million in cash upon the signing of the sales agreement and the balance of approximately $66.7 million, net of closing costs and adjustments, was received in cash on closing. The Company completed this transaction on October 15, 2004.

      As a result of the decision to sell its interest in the joint venture and the property to be developed, the Chicago Sun-Times entered into a 15-year operating lease for new office space. The Chicago Sun-Times relocated to the new office space in the fourth quarter of 2004.

Report of the Special Committee

      On August 30, 2004, the Special Committee released its report setting out the scope and results of its investigation into certain related party transactions involving certain former executive officers and certain current and former directors of the Company and Hollinger Inc. and its affiliates. The report was delivered to the SEC and filed with the U.S. District Court for the Northern District of Illinois. In addition, on August 31, 2004, the Company filed a copy of the report with the SEC as an exhibit to a current report on Form 8-K, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004. The report, as filed with the SEC in an amended form on such date, is hereinafter referred to as the “Report”.

      Below is a summary of the results of the Special Committee’s investigation contained in the Report. For a complete discussion of the results of the investigation of the Special Committee, see the Report, as amended, included as an exhibit to the Company’s Form 8-K/A filed with the SEC.

      As noted under “Item 3 — Legal Proceedings,” most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the current and former directors of the Company who are the subject of the Report. The amount of damages sought by the Company in these actions is set out in “Item 3 — Legal Proceedings.” It should be noted that all of the directors do not necessarily agree with all of the findings of the Report as to any one or more of the directors who are the subject of the Report.

      Where disclosure either as a related party transaction or otherwise is required, such disclosure, including corrections to previously disclosed information, has been made in this annual report on Form 10-K, including the Consolidated Financial Statements and related Notes, or in the Report.

(a) Report’s Findings of Excessive Management Fees Paid by the Company to Ravelston and RMI

      The Special Committee concluded that Hollinger Inc., Ravelston and RMI collected excessive and unjustifiable management fees from the Company for the benefit of Black, Radler and certain other former executive officers of the Company. From 1997 through 2003, the Company paid approximately $218.4 million in management fees to Hollinger Inc., Ravelston, RMI and their affiliates (including Moffat and Black-Amiel, as discussed below). As noted above, the Restructuring Agreement provided for the termination of the services agreements with RMI as of June 1, 2004.

      The Company disclosed publicly the amounts charged by and paid to Hollinger Inc., Ravelston and RMI as related party transactions in previous years. In its 2002 Form 10-K (by way of incorporating portions of its proxy statement), the Company attributed a portion of the management fees to the compensation of Black, Radler, Colson, Atkinson and Boultbee for 2001 and 2002. For years prior to 2001, the Company did not attribute any portion of the management fees to executive compensation. The Company has commenced legal actions to recoup the excessive management fees that the Company paid to Hollinger Inc., Ravelston and RMI. See “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholders, Senior Management and Directors.”

      Moffat and Black-Amiel, offshore companies directly or indirectly owned by Black and certain other former executive officers of the Company, also entered into management services agreements with the Company. The Special Committee concluded that these services agreements did not have any economic substance, nor did they provide any direct benefit to the Company, and were in fact created as a means to allow those former executive officers to divert monies from the Company to offshore entities. The management fees paid to these companies have been disclosed publicly as related party transactions in previous years. The Company did not attribute any portion of these management fees to executive compensation in previous years. Additionally, in or about August 1999, former management caused the Company to pay $900,000 to Moffat that was recorded as a “broker fee.” The Special Committee determined that this related party payment was never authorized by the Company’s independent directors, and moreover, that it was a sham and unfair to the Company’s public stockholders because neither Moffat nor its principals ever performed “broker” services for the Company. The Company has commenced legal action, as noted above, to recoup this $900,000 payment.

(b) Report Stated that Unwarranted and Excessive Compensation Was Paid by the Company to Amiel Black

      The Special Committee concluded that there was no economic substance for compensation of $1.4 million paid to Amiel Black since 1999, for serving as the Company’s Vice President, Editorial. These salary and bonus payments were in addition to payments of director fees and for writing columns. The Company is seeking to recover these payments through legal action pending before the courts. See “Item 3 — Legal Proceedings.”

(c) Report’s Findings Relating to U.S. Community Newspaper Transactions and Related “Non-Competition” Styled Payments and Transfers of Company Cash to Hollinger Inc., Black, Radler, Boultbee and Atkinson

      The Special Committee investigated several past transactions relating to sales of U.S. community newspapers formerly owned by the Company to both related and third parties. The Special Committee concluded, among other things, that as part of these transactions significant payments ($32.2 million) of purported “non-competition” fees were made to Hollinger Inc., Black, Radler, Boultbee and Atkinson without the approval of the Audit Committee or the Board of Directors. The Special Committee also determined that there was no economic rationale for the payments of the purported “non-competition” fees made to Hollinger Inc., Black, Radler, Boultbee and Atkinson, and that those payments were unfair to the Company. The Special Committee also determined that the Company’s past public disclosures made with respect to the following transactions were incomplete or inaccurate.

      (i) Intertec Publishing Co.

      In its 1998 Form 10-K, the Company disclosed that it had concluded a transaction to sell American Trucker magazine. The purchase and sale agreement provided for the payment by the purchaser of a $2.0 million “non-competition” fee to the Company. The Company failed to disclose that on February 1, 1999, approximately eight months after the sale closed, the Company transferred funds equivalent to the “non-competition” fee to Hollinger Inc. According to the Report, no approval of the Audit Committee or the full Board of Directors was sought or obtained for this transfer of funds.

      (ii) Community Newspaper Holdings Inc. I

      In its 1998 Form 10-K, the Company disclosed as a subsequent event that it had concluded a transaction to sell certain U.S. community newspaper properties. The underlying agreement for the purchase and sale allocated $50.0 million of the proceeds to a “non-competition” agreement and included Hollinger Inc. as a non-competition covenantor along with the Company. The Company failed to disclose that upon closing of the transaction $12.0 million of the “non-competition” fee was paid to Hollinger Inc. According to the Report, neither the Audit Committee nor the Board of Directors was informed of or approved this payment to Hollinger Inc.

      The Special Committee determined that Hollinger Inc. used the $14.0 million of unauthorized payments, which Hollinger Inc. received from the Company on February 1, 1999 out of the Company’s proceeds from the Intertec and Community Newspaper Holdings Inc. (“CNHI”) I transactions, to ostensibly repay a portion of a 1997 $42.5 million overdue loan from the Company.

      (iii) Horizon Publications Inc.

      In its 1999 Form 10-K, the Company disclosed that it had concluded a transaction with Horizon Publications Inc. (“Horizon”), a company controlled by Black and Radler, to sell various community newspapers. The underlying agreement for the purchase and sale provided for a “non-competition” payment by Horizon of $5.0 million. Of this amount $1.2 million was paid directly to Hollinger Inc. The existence of this payment was not disclosed in the 1999 Form 10-K. According to the Report, neither the Audit Committee nor the Board of Directors was informed of or approved this payment, nor were they informed of the extent of ownership and participation of Black and Radler in Horizon.

      (iv) Forum Communications Inc., Paxton Media Group and Community Newspaper Holdings Inc. II

      In its 2000 Form 10-K, the Company disclosed that it had concluded three separate transactions to sell various publishing assets to Forum Communications Inc. (“Forum”), Paxton Media Group (“Paxton”) and CNHI. The underlying agreements for the purchase and sale provided for the payment of “non-competition” fees to Hollinger Inc. totaling $1.4 million in connection with these transactions, which occurred in September and November of 2000. According to the Report, neither the Audit Committee nor the Board of Directors was informed of or approved these payments.

      In addition to the above noted “non-competition” payments, the Special Committee determined that an additional $9.5 million of sale proceeds from the CNHI II transaction was improperly paid to Black, Radler, Boultbee and Atkinson in 2000 without the authorization of either the Audit Committee or the full Board of Directors. The Special Committee also concluded that further amounts totaling $5.5 million were paid to the same executive officers in February 2001, which payments were purportedly supported by sham “non-competition” agreements backdated to December 31, 2000. Lastly, according to the Report, in April 2001, payments totaling $600,000 were made to the same four executive officers without approval of either the Audit Committee or the full Board of Directors and without any underlying “non-competition” agreements. The Special Committee determined that these latter payments were made out of unutilized post-closing accruals relating to certain U.S. community newspaper sale transactions.

      The Company failed to disclose the above discussed payments, totaling $15.6 million, in its 2000 Form 10-K. Although disclosure of those payments was made in the 2001 Form 10-K, based on the Report, the disclosure was incorrect and incomplete in several ways, including the following:

•	the Company asserted falsely that its independent directors had approved the terms of the payments;

•	no disclosure was made of the $1.4 million paid to Hollinger Inc. in connection with the Forum, Paxton and CNHI II transactions;

•	the $600,000 in payments to Black, Radler, Boultbee and Atkinson were incorrectly stated to have been made in connection with the sale of U.S. newspaper properties;

•	the “non-competition” agreements and payments were falsely stated to have been made to satisfy a closing condition of the sale; and

•	the payment of the $5.5 million was incorrectly characterized as having been made in 2000. The payment was actually made and documented in 2001.

(d) Report’s Findings Relating to the CanWest Global Communications Transaction and Related Party Payments

      On November 16, 2000, the Company completed the sale of most of its Canadian newspapers and related assets to CanWest Global Communications Corporation (“CanWest”). In connection with that sale, “non-competition” payments totaling Cdn.$80.0 million ($51.8 million) and interest payments totaling $1.1 million were made to Ravelston, Black, Radler, Boultbee and Atkinson. According to the Report, under the terms of a management services agreement between CanWest and Ravelston, which was entered into in conjunction with the CanWest transaction, Ravelston received, and continues to receive, an annual management fee of Cdn.$6.0 million until the fee arrangement is terminated. If the agreement is terminated by CanWest,

Ravelston is to receive Cdn.$45.0 million and if terminated by Ravelston, Ravelston is to receive Cdn.$22.5 million.

      In connection with these payments, the Special Committee concluded that:

•	the structure of the management services and “non-competition” provisions of the CanWest transaction resulted in substantial and unjustifiable damage to the Company’s public stockholders;

•	the terms of the management services agreement between CanWest and Ravelston had the effect of reducing the purchase price otherwise payable to the Company by Cdn.$60.0 million ($39.0 million);

•	although the “non-competition” agreements were approved by the Board of Directors and the Audit Committee prior to the sale, such approval and the ratification of such approval in May 2001, were based on false, misleading and incomplete information.

•	the interest payments of $1.1 million were never disclosed to the Audit Committee nor was approval for those payments sought or obtained;

•	the “non-competition” fees and interest payments had the effect of reducing the transaction proceeds to the Company upon sale by $52.9 million;

•	no one was negotiating on behalf of the Company’s public stockholders with respect to the above fees;

•	none of the payment recipients was entitled to any consideration for signing the “non-competition” agreements because they remained Company officers and the Company was itself bound not to compete with CanWest;

•	although the properties sold to CanWest included assets of both the Company and Hollinger L.P., prior management of the Company directed that the entire “non-competition” payment attributable to the assets sold to CanWest by Hollinger L.P. be made from the Company’s share of the Hollinger L.P. distribution. In other words, the Company bore 100%, rather than its pro rata share of 87%, of this burden;

•	the entirety of the payments to Ravelston, Black, Radler, Boultbee and Atkinson represents proceeds from a direct violation of their fiduciary duties to the Company and its public stockholders.

      The Company’s 2000 Form 10-K disclosed the transactions with CanWest but failed to disclose the existence of the above-mentioned “non-competition” and interest payments and management fees.

      The management fees and “non-competition” payments to Ravelston and the four former executive officers were disclosed in the Company’s 2001 Form 10-K. However, the Special Committee concluded that disclosure to be deficient in at least the following ways:

•	payment of $1.1 million in interest in connection with the “non-competition” payments was not disclosed;

•	the disclosure incorrectly stated the allocation of amounts between Ravelston and the four former executive officers;

•	the disclosure creates the false impression that the “non-competition” payments were paid in addition to the purchase price, when in fact they effectively reduced the purchase price, and that the negotiation with CanWest determined the amounts paid to the individuals and Ravelston when, in fact, the allocation of the payments was determined solely by the Company’s former executive officers; and

•	contrary to the disclosure, CanWest did not require as a condition to the closing of the transaction the “non-competition” agreements from Boultbee and Atkinson.

(e) Report’s Findings Relating to Osprey Media Holdings Inc. and “Non-competition” Styled Payments

      In two separate transactions in July and November 2001, the Company completed the sale of most of its remaining Canadian newspapers to Osprey Media Holdings Inc. (“Osprey Media”). In connection with these transactions, the Company paid “non-competition” fees totaling $5.2 million to Black, Radler, Boultbee and Atkinson. According to the Report, these fees were presented to the Audit Committee only after the closing of each of the transactions and ratified by the Audit Committee on the basis of misleading information. The Special Committee determined these payments to be unfair, and that none of the payment recipients was entitled to any consideration for signing the “non-competition” agreements because they remained Company officers and the Company was itself bound not to compete with Osprey. The Special Committee also concluded, as in the CanWest transaction, that Black and former management avoided having to seek the Hollinger L.P. independent directors’ approval of the “non-competition” payments by directing that the entire “non-competition” payment attributable to the Hollinger L.P. assets sold to Osprey be made from the Company’s share of the Hollinger L.P. distribution, thereby further unfairly reducing net proceeds to the Company from the sale. Although the transactions and related “non-competition” payments totaling $5.2 million were disclosed in the Company’s 2001 Form 10-K, according to the Report, the 2001 Form 10-K did not disclose, among other things, (i) that the allocation had been decided by the former executive officers or (ii) that no part of the “non-competition” fees was paid by Hollinger L.P.

(f) Report Concluded that Unauthorized and Excessive Payment Was Made to Colson

      The Special Committee determined that there was no economic substance to or valid business purpose for a $1.1 million payment made to Colson on September 5, 2001, which payment was not approved by either the Audit Committee or the Compensation Committee of the Board of Directors.

(g) Report’s Findings Relating to Related Party Asset Sales to Horizon and Bradford Publishing Co.

      The Special Committee concluded that during the period from early 1999 to January 2003, Black and Radler diverted income, assets and opportunities from the Company to Horizon and Bradford Publishing Co. (“Bradford”), newspaper-publishing companies controlled by Black and Radler. According to the Report, the diversion was effected by repeatedly transferring some of the Company’s publications to Horizon and Bradford at less than fair market value and by usurping corporate opportunities belonging to the Company. These actions, the Special Committee concluded, constituted a violation of Black’s and Radler’s fiduciary duties as controlling stockholders and as officers and directors of the Company.

      Although in a number of instances the Horizon and Bradford transactions were approved by the Audit Committee, the Special Committee determined that the approvals were based on false, misleading or incomplete information. In only one instance was a fairness opinion obtained and, in that case, the Special Committee concluded that the opinion was based in large part on false information and incorrect assumptions. The Special Committee found no evidence that this opinion was ever submitted to the Board of Directors.

      The transactions between the Company and Horizon and Bradford during the years 1999 to 2001 were not properly disclosed in the Company’s annual reports on Form 10-K. Among other things, the Company aggregated the asset transfers into one combined disclosure relating to the Company’s sales of U.S. community newspapers, and failed to identify that some of these transactions were conducted with related parties. In 2001, the Company amended the disclosures to state the number of properties sold to Bradford and Horizon and the total aggregate consideration for those properties, but did not identify assets that were transferred to Horizon or Bradford.

(h) Report’s Findings Relating to Hollinger Digital, Trireme, and the Franklin Delano Roosevelt Collection

      The Special Committee reviewed certain aspects of the Company’s technology and other investments, in particular, those made through its subsidiary Hollinger Digital and its investment in Trireme Associates LLC (“Trireme”). The Special Committee determined that the incentive compensation plan of Hollinger Digital (“Digital Incentive Plan”) was excessive and unfair to the Company’s public stockholders, in particular because incentive compensation was based solely upon investment gains with no offset for the effect of losses and because these “upside-only” bonuses were awarded based on a definition of “realized gain” on an investment that was divorced from the amount the Company actually realized. The Special Committee also concluded that Audit Committee approval, when sought, was based on incomplete and misleading information; conflicts of interest with respect to both compensation and investments were not disclosed; and disclosure of compensation under the Digital Incentive Plan in the Company’s financial statements was inaccurate.

      The Company did not disclose in its 2000 or 2001 Form 10-Ks or proxy statements that Black, Radler, Colson, Boultbee and Atkinson received payments under the Digital Incentive Plan, totaling approximately $5.2 million, although the Company’s proxy statements for the same periods contain some incomplete disclosures with respect to these payments. In addition, the Company did not disclose in its 2000 or 2001 Form 10-Ks or proxy statements that one of its directors, Perle, received $3.1 million in incentive payments under the Digital Incentive Plan. Overall, the Special Committee found that former management received over $8.0 million in Digital Incentive Plan payments, while the Company suffered an aggregate net loss of approximately $68.0 million on its investments through Hollinger Digital as of December 31, 2003. No payments were made under the Digital Incentive Plan in either 2002 or 2003.

      According to the Report, in late 2002, Perle purported to commit the Company to invest $25.0 million in Trireme, a venture capital fund in which Perle had a significant financial interest. The Report also stated that, although this commitment was not binding on the Company, the Company subsequently invested $2.5 million in Trireme. At the time, Perle was a director of the Company and a director and executive officer of Hollinger Digital. The Special Committee concluded that the Trireme investment was a related party transaction that required the approval of the independent directors or the Audit Committee and that no such approval was ever sought or obtained.

      The Special Committee also reviewed the Company’s acquisitions of papers and other memorabilia of President Franklin Delano Roosevelt (the “FDR Collection”). The Special Committee found that the Company paid at least $9.6 million for the FDR Collection. According to the Report, no approval for the purchases was obtained from the Board of Directors or the Audit Committee prior to their consummation. The Special Committee determined that: (i) Black arranged the Company’s purchases of the FDR Collection without obtaining independent appraisals; (ii) the majority of the items comprising the FDR Collection were displayed or stored in Black’s private residences; (iii) during the period over which the Company purchased the FDR Collection, Black was writing a biography of President Roosevelt; and (iv) the Company significantly overpaid for portions of the FDR Collection, at Black’s direction. The U.S. National Archives has asserted an ownership claim to a portion of the FDR Collection known as the Grace Tully Collection.

(i) Report’s Findings Relating to Perquisites Paid to Black, Radler, Colson and Amiel Black

      The Special Committee concluded that a number of perquisites paid by the Company for the benefit of Black, Radler, Colson and Amiel Black were contrary to the public stockholders’ interests because the aggregate cost of the perquisites was prohibitive; there was no legitimate business purpose for most of the expenditures; and the perquisites were not submitted for approval of either the Compensation Committee or the Audit Committee. In addition, there was inadequate disclosure of the perquisites in the Company’s public filings. According to the Report these perquisites included, among other things: personal use of corporate aircraft; Company provided cars and drivers; payment for personal staff; payment for household staff costs; and car repairs.

      The Special Committee also concluded that Black violated his fiduciary duties to the Company by causing the Company to sell to him an apartment it owned in Manhattan for a fraction of its actual value in December 2000. According to the Report, this related party transaction was not presented to the Audit Committee or the full Board of Directors for approval. The Report stated that the transaction was falsely characterized in the Company’s 2001 and 2002 proxy statements as having been made for “fair market value,” when, in fact, Black paid substantially less than fair market value.

(j) Report’s Findings Relating to Charitable Giving

      The Special Committee concluded, among other things, that the Company’s charitable giving was tainted by Black’s and Radler’s usurpation of public credit for substantial cash donations made with Company funds. The Special Committee also concluded that Black and Radler abused the Company’s charitable giving to serve their personal interests, and failed to seek the Audit Committee or full Board of Directors approval for these donations.

(k) Report’s Findings Relating to the Sale of NP Holdings Company Tax Losses to Ravelston

      In 2002, the Company sold its subsidiary, NP Holdings Company (“NP Holdings”), to RMI allowing RMI to use tax loss carryforwards which the Company was unable to fully use. Although this sale was approved by the Audit Committee, the Special Committee concluded that this approval was based upon false and misleading information. The Special Committee also concluded, among other things, that the transaction was unfair to the Company and that no disclosure was made to the Audit Committee of either a higher offer for NP Holdings or of an underlying financing arrangement exposing the Company to a contingent liability of $14.6 million arising from the sale. According to the Report, prior disclosure of this transaction in the Company’s public filings was false and misleading with respect to these issues.

(l) Report’s Findings Relating to Loan Transactions to Hollinger Inc.

      The Special Committee determined that during the period from 1997 to 2002, former executive officers caused the Company to enter into a number of unfair related party transactions to the detriment of the Company, which allowed Hollinger Inc. to, among other things, borrow money from the Company at below market rates of interest, “repay” the Company with the Company’s own funds, use the Company’s limited liquidity to Hollinger Inc.’s advantage, and defer obligations to Hollinger Inc. creditors by drawing on the Company’s credit capacity without adequate compensation to the Company. The Special Committee concluded that the various manipulations of loan structures caused the Company to suffer significant financial loss. The Report stated that these transactions were undertaken, for the most part, either without Audit Committee approval or with Audit Committee approval predicated upon false, misleading and incomplete information. The Special Committee concluded that Black, Radler and Boultbee made material misrepresentations to the Audit Committee and breached their fiduciary duties to the Company in these transactions. The Special Committee found that the Company’s financial statement disclosure regarding a reduction in the interest rate charged on one of the related party loans was incorrect because it suggested that the reduction had been properly approved.

(m) Report’s Findings Relating to the Conduct of the Company’s Audit Committee

      The Special Committee concluded that the Audit Committee was deliberately misled repeatedly by prior management. The Special Committee also determined that, although the Audit Committee was generally entitled to reasonably rely on representations and presentations by management, the Audit Committee was not sufficiently deliberate in its evaluation of certain related party transactions. The Special Committee Report also notes that since June 2003, the Audit Committee has performed ably and in the interests of the Company’s public stockholders.

Hollinger L.P. Tender Offer

      On August 6, 2004, the Toronto Stock Exchange (“TSX”) suspended the listing of the units of Hollinger L.P. because the general partner of Hollinger L.P. does not have at least two independent directors as required by TSX listing requirements. On August 5, 2004, the Company expressed an interest in pursuing a tender offer for the units of Hollinger L.P. not held by affiliates of the Company. An independent committee of the general partner of Hollinger L.P., consisting of the sole independent director of the general partner, was formed and it retained independent legal counsel and financial advisors. Continuing liquidity for minority unit holders during the tender process has been provided through a listing of the units on a junior board of the TSX Venture Exchange. On December 10, 2004, it was announced that the Company would not pursue the tender until such time as Hollinger L.P. is current in its financial statement filings.

CanWest Debentures

      In November 2000, the Company and Hollinger L.P., received approximately Cdn.$766.8 million aggregate principal amount of 12 1/8% Fixed Rate Subordinated Debentures due November 15, 2010 (the “CanWest Debentures”) issued by a wholly-owned subsidiary of CanWest called 3815668 Canada Inc. (the

“Issuer”). The CanWest Debentures were guaranteed by CanWest and were issued to the Company and Hollinger L.P. in partial payment for the sale of certain Canadian newspaper and Internet assets to CanWest. In 2001, the Company and Hollinger L.P. sold participations of approximately Cdn.$756.8 million (US$490.5 million) principal amount of the CanWest Debentures to a special purpose trust (the “Participation Trust”). Notes of the Participation Trust, denominated in U.S. dollars (the “Trust Notes”), were in turn issued and sold by the Participation Trust to third parties. As a result of the periodic interest payments on the CanWest Debentures made in kind in 2002, 2003 and 2004 and a partial redemption by the Issuer of the CanWest Debentures in 2003, as of September 30, 2004, there was outstanding approximately Cdn.$889.5 million aggregate principal amount of CanWest Debentures. The Company and Hollinger L.P. were the record owners of all of these CanWest Debentures, but as of September 30, 2004, beneficially owned only approximately Cdn.$4.7 million and Cdn.$83.8 million principal amount, respectively, of CanWest Debentures, with the balance beneficially owned by the Participation Trust.

      On October 7, 2004, the Company and Hollinger L.P. entered into a Facilitation Agreement (the “Facilitation Agreement”) with CanWest pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the “CanWest Exchange Offer”). The CanWest Exchange Offer closed on November 18, 2004, and the amount received by the Company and Hollinger L.P. was approximately $133.6 million in cash in respect of CanWest Debentures beneficially owned and residual interests in the Participation Trust attributable to foreign currency exchange. As a result of the closing, the Participation Trust has been unwound and neither the Company nor Hollinger L.P. have retained any ownership in the CanWest Debentures.

     Sale of The Jerusalem Post

      On December 15, 2004, the Company announced that as part of the Strategic Process, it had completed the sale of The Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem Report and related publications, to Mirkaei Tikshoret Ltd. (“MTL”). The transaction involved the sale by the Company of its debt and equity interests in The Palestine Post Limited to MTL for $13.2 million.

General

      Hollinger International Inc. was incorporated in the State of Delaware on December 28, 1990 and its wholly owned subsidiary Publishing was incorporated in the State of Delaware on December 12, 1995. The Company’s principal executive offices are at 712 Fifth Avenue, New York, New York, 10019, telephone number (212) 586-5666.

Business Strategy

      Pursue Revenue Growth by Leveraging the Company’s Leading Market Position. The Company intends to continue to leverage its leading position in daily readership in the attractive Chicago market in order to drive revenue growth. Following the successful sale of the Telegraph Group for approximately $1.3 billion, the Company’s primary asset is the Chicago Group, including its flagship property, the Chicago Sun-Times. The Company will seek to continue to build revenues by taking advantage of the extensive cluster of the combined Chicago Group publications which allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient one-stop vehicle to reach the entire Chicago market.

      Publish Relevant and Trusted High Quality Newspapers. The Company is committed to maintaining the high quality of the Company’s newspaper products and editorial integrity in order to ensure continued reader loyalty. The Chicago Sun-Times has been recognized for its editorial quality with several Pulitzer Prize-winning writers and awards for excellence from Illinois’ major press organizations. The Company will continue to explore ways in which it can define and institute best practices for the Company’s publications.

      Prudent Asset Management. In addition to pursuing revenue growth from existing publications, from time to time the Company may pursue acquisitions to expand the Chicago Group and selective newspaper acquisitions in the United States and non-core divestitures. Many of the Company’s Internet and other non-

core investments remain available for sale. The Company successfully completed the sale of the Telegraph Group and the sale of The Jerusalem Post and related publications in 2004. Sufficient funds were realized from the sale of the Telegraph Group to enable the Company to repay substantially all of its outstanding long-term debt.

      Institute Strong Corporate Governance Practices. The Company is committed to the implementation and maintenance of strong and effective corporate governance policies and practices and to high ethical business practices.

Risk Factors

      Certain statements contained in this report under various sections, including but not limited to “Business Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

Risks Relating to Recent Developments

The Company’s controlling stockholder may cause actions to be taken that are not supported by the Company’s Board of Directors or management, and which might not be in the best interests of the Company’s public stockholders.

      The Company is controlled by Hollinger Inc., and is indirectly controlled by Black through his control of Ravelston, which in turn controls Hollinger Inc. Through its controlling interest, Hollinger Inc. is able to determine the outcome of all matters that require stockholder approval, including the election of directors, amendment of the Company’s charter, adoption or amendment of bylaws and approval of significant corporate transactions such as a sale of assets. Hollinger Inc. can also have a significant influence over decisions affecting the Company’s capital structure, including the incurrence of additional indebtedness and the declaration of dividends.

      As more fully described in its Report, the Special Committee concluded that during the period from at least 1997 to at least 2003, Black, in breach of his fiduciary duties as a controlling stockholder and officer and director, used his control over the affairs of the Company to divert cash and assets from the Company and to conceal his actions from the Company’s public stockholders. The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004, alleges that certain of the acts and omissions of Black violated federal securities laws in several respects in the period from at least 1999 to at least 2003. In addition, the Delaware Chancery Court found that during the period from November 2003 to early 2004, Black breached his fiduciary and contractual duties “persistently and seriously” in connection with the Strategic Process and purported to adopt bylaws “disabling the Board of Directors from protecting the Company from his wrongful acts.”

      The Company’s current management, the Special Committee and the Corporate Review Committee, as well as the SEC, have undertaken several actions designed to prevent Black from repeating his past practices. The Court Order in the January 2004 SEC Action, among other things, requires the Company to comply with its undertaking to allow the Special Committee to complete its work and provides for the appointment of Breeden as a Special Monitor of the Company under certain circumstances. For example, Breeden would become Special Monitor upon the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their terms, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the then incumbent directors. In addition, the Delaware Chancery Court has enjoined Hollinger Inc. and Black from taking any action in violation of the Restructuring Agreement, including interference with the Strategic Process, until the earlier of January 31, 2005 or the date of the completion of any distribution by the Company to its stockholders of a portion of the proceeds from the sale of the Telegraph Group.

      Although the various court remedies are designed to prevent Hollinger Inc. and Black from engaging again in similar practices, there can be no assurance that they will remain in place or will not be modified or vacated in the future or that Hollinger Inc. or Black will comply with those remedies. If any of these events were to occur, there is a risk that Black, Ravelston and Hollinger Inc. will again use their control over the affairs of the Company to repeat past practices identified in the Report or otherwise take actions detrimental to the public stockholders of the Company.

The Company may face interference by its controlling stockholder that will prevent it from recovering on its claims.

      The Company, through the Special Committee, has commenced litigation against Hollinger Inc., Black, other former officers and current and former directors of the Company and certain entities affiliated with the Company’s controlling stockholder. There is a material risk that the controlling stockholder may attempt to thwart or obstruct the efforts of the Company and the Special Committee and that if any such efforts succeed, the Company may not fully recover on its claims. Even without such interference, there can be no assurance that the Company will prevail on its claims and damages allegations, or that it will be able to collect money from any judgment it may obtain against Hollinger Inc., Black and their co-defendants.

Continued scrutiny resulting from ongoing SEC investigations may have a material adverse effect on the Company’s business and results of operations.

      The Company has received various subpoenas and requests from the SEC and other government agencies in the United States and Canada, seeking the production of documentation in connection with various investigations into the Company’s governance, management and operations. The Company is cooperating fully with these investigations and is complying with these requests. See “Item 3 — Legal Proceedings” for a more detailed description of these investigations. On January 16, 2004, the Company consented to the entry of the Court Order against it in the January 2004 SEC Action. The Court Order, among other things, enjoins the Company from violating certain provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K, quarterly reports on Form 10-Q and keep accurate books and records. As part of the Court Order, the Company agreed that the SEC has the right to amend its complaint in the January 2004 SEC Action to assert that the conduct alleged in such action also violated other federal securities laws, including the anti-fraud provisions of the Exchange Act, and to add allegations of other conduct the SEC believes to have violated federal securities laws. The Company cannot predict when these government investigations will be completed, nor can the Company predict what the outcome of these investigations may be. It is possible that the Company will be required to pay material amounts in disgorgement, interest and/or fines, consent to or be subject to additional court orders or injunctions, or suffer other sanctions, each of which could have a material adverse effect on the Company’s business and results of operations.

The Company’s controlling stockholder may take actions that trigger the Special Monitor provisions of the Court Order.

      The Court Order, to which the Company consented, provides for a Special Monitor under certain circumstances, including the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their term, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the then incumbent directors. Although nothing in the Court Order prevents the Company’s controlling stockholder from changing the composition of the Board of Directors, the Court Order may make it less likely that there will be any changes in the composition of the Board of Directors while the Court Order remains in effect. There is a risk, however, that the Company’s controlling stockholder will, by written stockholder consent, make such change even while the Court Order remains in effect. Under the terms of the Court Order, if the controlling stockholder takes such an action, the Special Monitor would be appointed. There may be further litigation concerning the Special Monitor. The Special Monitor’s mandate will be to protect the interests of the public stockholders of the Company to the extent permitted by law, to prevent the dissipation of assets of the Company, to investigate possible illegal or improper conduct by the Company or any of its current or former officers, directors, employees and agents, to recover property of the Company and to assert claims on behalf of the Company based upon his investigation, and he will be authorized to take any steps he deems necessary to fulfill his mandate. The Company will be required to fully cooperate with the Special Monitor, to provide access to corporate records and to pay reasonable compensation to the Special Monitor and any experts the Special Monitor retains to assist the Special Monitor in performing his duties.

Pending litigation could have a material adverse effect on the Company.

      The Company is currently involved, either as plaintiff or as defendant, in several lawsuits, including: a derivative action brought by Cardinal Value Equity Partners, L.P. against certain of the Company’s former executive officers and certain of its current and former directors, entities affiliated with them and the Company as “nominal” defendant; purported class actions brought by stockholders against it, certain former executive officers and certain of its current and former directors, Hollinger Inc., Ravelston, other affiliated entities, Torys LLP, the Company’s former legal counsel and the Company’s independent registered public accounting firm, KPMG LLP; and, several suits and counterclaims brought by Black and/or Hollinger Inc. Tweedy Browne has also initiated a suit against the Company for attorneys’ fees. In addition, Black has commenced libel actions against certain of the Company’s current directors, officers and advisors to whom the Company has indemnification obligations. See “Item 3 — Legal Proceedings” for a more detailed description of these proceedings. Several of these actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome. The Company cannot provide assurance that the legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors in these matters and the ultimate outcome of these actions will not have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s senior management team is required to devote significant attention to matters arising from actions of prior management.

      The efforts of the current senior management team and Board of Directors to manage the Company’s business have been hindered at times by their need to spend significant time and effort to resolve issues inherited from and arising from the conduct of the prior senior management team and the direct and indirect controlling stockholders. To the extent the senior management team and the Board of Directors will be required to devote significant attention to these matters in the future, this may have, at least in the near term, an adverse effect on operations.

Weaknesses in the Company’s internal controls and procedures could have a material effect on the Company.

      Based in part on the results of the investigations of the Special Committee set forth in its Report, the Company’s management concluded that both significant deficiencies and material weaknesses existed in the Company’s systems of internal controls and procedures prior to, during the year ended and as of December 31, 2003. The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004 naming Black, Radler and Hollinger Inc. as defendants, alleges that Black, Radler and Hollinger Inc. were liable for the Company’s failure to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions were recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc., directly and indirectly, falsified or caused to be falsified books, records, and accounts of the Company in order to conceal their self-dealing from the Company’s public stockholders. In addition, subsequent to December 31, 2003, the Company became aware that circulation figures for the Chicago Sun-Times and certain other publications had been overstated for a number of years starting in 1997, and went undetected, largely as a result of the same significant deficiencies and material weaknesses in internal controls noted above. Current management has taken steps to correct these deficiencies and weaknesses during and subsequent to 2003, and believes that the Company’s internal controls and procedures have strengthened. However, it is possible that the Company has not yet discovered or addressed all deficiencies or weaknesses that may be material to the Company’s business, results of operations or financial position. See “Item 9A — Controls and Procedures.”

The Company’s internal controls over financial reporting may not be effective.

      Section 404 of the Sarbanes-Oxley Act of 2002 and related rules require that management document and test the Company’s internal control over financial reporting and assert in the annual report for the year ended December 31, 2004 whether the Company’s internal control over financial reporting at December 31, 2004 was effective. In addition, the Company’s independent registered public accounting firm must report on management’s assessment and the effectiveness of the Company’s internal controls. Any material weakness in internal control over financial reporting existing at that date will preclude either management or the independent registered public accounting firm from making positive assertions.

      The Company is in the process of documenting and testing its internal control over financial reporting to provide the basis for management’s report. However, at this time, due to the recent instances of breakdowns in the Company’s internal controls and procedures and the ongoing evaluation and testing, it is possible that the Company will identify continued material weaknesses in internal control over financial reporting that will be required to be reported as of December 31, 2004.

      In addition, the Company’s independent registered public accounting firm only recently completed their audit of the 2003 consolidated financial statements and have not yet provided the Company with a “management letter” in connection with such audit. It is possible that, in connection with their 2003 audit, the independent registered public accounting firm will identify certain matters involving internal controls over financial reporting and their operation that the independent registered public accounting firm considers to be reportable conditions under standards established by the American Institute of Certified Public Accountants as well as material weaknesses in internal controls over financial reporting, which the Company would not have addressed prior to December 31, 2004.

The Company has postponed the filing of its most recent quarterly reports, and material information concerning its current operating results and financial condition is therefore unavailable.

      The Company has postponed the filing of its periodic reports for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and the required pro forma financial information reflecting the sale of the Telegraph Group on a current report on Form 8-K. Although the Company intends to make these filings within a reasonable time, it cannot state with certainty when complete financial and operational information relating to its first three quarters of 2004 will become available. When these reports are filed they may reflect changes or trends that are material to the Company’s business.

Black’s renunciation of his Canadian citizenship could negatively affect the Canadian Operations.

      Under the Canadian Income Tax Act (the “ITA”), there are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned under the ITA. The Canada Revenue Agency (“CRA”) may find that, as a consequence of Black’s renunciation of his Canadian citizenship in June 2001, certain of the Company’s Canadian newspapers are no longer considered to be Canadian-owned for purposes of the ITA. Although the Company believes that it has a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the CRA. Should any challenge be successful, advertisers might seek compensation from the Company for any advertising costs disallowed or otherwise seek a reduction of advertising rates for certain Canadian newspaper publications.

      Additionally, one or more of the Company’s Canadian subsidiaries has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled.

The Canadian government could seek the return of these funds as a result of Black’s renunciation of his Canadian citizenship.

Actual cost of restitution and settlement of lawsuits related to overstatement of circulation figures of the Chicago Sun-Times may exceed current estimates; overstatement of circulation figures in the past may result in the loss of advertisers in the future.

      In June 2004, the Company announced that the Audit Committee had initiated an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. Following the announcement, several lawsuits were filed against the Company, some of which are purported class actions composed of all persons who purchased advertising space in the Chicago Sun-Times during the period in which circulation figures were overstated.

      In October 2004, the Company announced the results of the internal review of the Audit Committee. The Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports published by ABC commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of the restitution and settlement of related lawsuits filed against the Company, the Company recorded pre-tax charges of approximately $24.1 million for 2003 and approximately $2.9 million for the first quarter of 2004. The Company will evaluate the adequacy of the accruals as negotiations with advertisers proceed. If the actual total cost of restitution and settlement of related lawsuits significantly exceeds the Company’s current estimates this could have an adverse effect on the Company’s results of operations and liquidity.

      In addition, a significant portion of the Company’s revenue is derived from the sale of advertising space in the Chicago Sun-Times. Should certain advertisers decide not to advertise with the Chicago Sun-Times in the future, the Company’s business, results of operations and financial condition could be adversely affected.

Risks Relating to the Company’s Business and the Industry

The Company’s revenues are cyclical and dependent upon general economic conditions in the Company’s newspapers’ target markets.

      Advertising and circulation are the Company’s two primary sources of revenue. The Company’s advertising revenues and, to a lesser extent, circulation revenues are cyclical and dependent upon general economic conditions in the Company’s newspapers’ target markets. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases, as well as changes in the mix of advertising, have corresponded with general economic downturns and regional and local economic recessions. Advertising revenue for the Chicago Group in 2003 was up by $10.8 million or 3.2% over the prior year. However, the Company’s dependency on advertising sales, which generally have a short lead-time, means that the Company has only a limited ability to accurately predict future results.

The Company is a holding company and relies on the Company’s subsidiaries to meet its financial obligations.

      The Company is a holding company and its assets consist primarily of investments in subsidiaries and affiliated companies. The Company relies on distributions from subsidiaries to meet its financial obligations. The Company’s ability to meet its future financial obligations may be dependent upon the availability of cash flows from its domestic and foreign subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock may be limited as a result of being dependent upon the distribution of earnings of the Company’s subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal domestic and foreign subsidiaries, are subject to statutory restrictions and may become subject to restrictions in future debt agreements that limit their ability to pay dividends.

The Company has substantial potential tax liabilities.

      The Company’s Consolidated Balance Sheet as of December 31, 2003 includes $748.8 million of accruals intended to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of these accruals relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties. The Company will continue to record accruals for interest that it may be required to pay with respect to its contingent tax liabilities.

      Although the Company believes that it has defensible positions with respect to significant portions of these tax liabilities, there is a risk that the Company may be required to make payment of the full amount of such tax liabilities. Although these accruals for contingent tax liabilities are reflected in the Company’s Consolidated Balance Sheet, if the Company were required to make payment of the full amount, this could result in a significant cash payment obligation. The actual payment of such cash amount could have a material adverse effect on the Company’s liquidity and on the Company’s ability to borrow funds.

The Company has substantial accruals for tax contingencies in a foreign jurisdiction; if payments are required, a portion may be paid with funds denominated in U.S. dollars.

      The Company’s Consolidated Balance Sheet at December 31, 2003 includes $455.6 million of accruals for tax contingencies in a foreign jurisdiction. The accruals are denominated in foreign currency and translated into U.S. dollars at the period-end currency exchange rate effective as of each balance sheet date. If the Company were required to make payments with respect to such tax contingencies, it may be necessary for the Company to transfer U.S. dollar-denominated funds to its foreign subsidiaries to fund such payments. The amount of U.S. dollar-denominated funds that may need to be transferred will depend primarily on the resolution of the matters described in the preceding paragraph. The amount of U.S. dollar-denominated funds that may need to be transferred also will depend upon the currency exchange rate between the U.S. dollar and the foreign currency at the time or times such funds might be transferred. The Company cannot predict future currency exchange rates. Changes in the exchange rate could have a material effect on the Company’s financial position, results of operations and cash flows, depending on the extent and timing of transfers of funds, if any are required.

Newsprint represents the Company’s single largest raw material expense and increases in the price of newsprint could decrease net income.

      Newsprint represents the Company’s single largest raw material expense and is the most significant operating cost, other than employee costs. In 2003, newsprint costs represented approximately 14.0% of revenues. Newsprint costs vary widely from time to time and trends in pricing can vary between geographic regions. If newsprint prices increase in the future and the Company is unable to pass these costs on to customers, such increases may have a material adverse effect on the Company’s results of operations. Although the Company has, in the past, implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width where practical and managing waste through technology enhancements, price increases have in the past had a material adverse effect on the Company and may do so again in the future.

Competition in the newspaper industry originates from many sources. The advent of new technologies and industry practices, such as the provision of newspaper content on free Internet sites, may decrease sales or force the Company to make other changes that harm operating performance.

      Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail and other communications and advertising media that operate in the Company’s markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company’s competitors are larger and have greater financial resources than the Company has. The Company may experience price competition from competing newspapers and other media sources in the future. In addition, competing newspapers in certain markets have added new, free publications that target similar demographics to those that are particularly strong for some of the Company’s newspapers. Lastly, the use of alternative means of delivery, such as free Internet sites, for news and other content, has increased significantly in the past few years. Should significant numbers of customers choose to receive content using these alternative delivery sources rather than the Company’s newspapers, the Company may be forced to decrease the prices charged for the Company’s newspapers or make other changes in the way the Company operates, or the Company may face a long-term decline in circulation, any or all of which may harm the Company’s results of operations and financial condition.

The Company’s publications have experienced declines in circulation in the past and may do so in the future.

      The Chicago Sun-Times has experienced declines in circulation. Any declines in circulation the Company may experience at its publications could have a material adverse impact on the Company’s business and results of operations, particularly on advertising revenue. Any future significant declines in circulation could lead to a material adverse effect in addition to that occasioned by the previously described overstatement of circulation. Significant declines in circulation could result in an impairment of the value of the Company’s intangible assets, which could have a material adverse effect on the Company’s results of operations and financial position.

The Company may experience labor disputes, which could slow down or halt production or distribution of the Company’s newspapers or other publications.

      Approximately 36% of the Chicago Group employees are represented by labor unions and those employees are mostly covered by collective bargaining or similar agreements which are regularly renewable. A work stoppage or strike may occur prior to the expiration of the current labor agreements or during negotiations of new labor agreements or extensions of existing labor agreements. Work stoppages or other labor-related developments could slow down or halt production or distribution of the newspapers, which would adversely affect results of operations.

A substantial portion of the Company’s operations are concentrated in one geographic area.

      The geographic diversification the Company previously experienced has been substantially curtailed. With the sale of the Telegraph Group in July 2004, and The Jerusalem Post in December 2004, approximately 85% of the Company’s revenue for the year ended December 31, 2003, excluding the U.K. Newspaper Group and The Jerusalem Post and related publications, and a major portion of the Company’s business activities are concentrated in the greater Chicago metropolitan area. As a result, the Company’s revenues are heavily dependent on economic and competitive factors affecting the greater Chicago metropolitan area.

Risks Related to Voting Control by a Single Stockholder

The Company’s controlling stockholder has used its control over the affairs of the Company to engage in activities that were not in the best interests of the Company’s public stockholders; there is a risk that the controlling stockholder will use its control in a similar way in the future.

      The Company is controlled by Hollinger Inc., and is indirectly controlled by Black through his control of Ravelston, which in turn controls Hollinger Inc. Through its controlling interest, Hollinger Inc. is able to control the affairs of the Company. As more fully described above under “Risks Relating to Recent Developments,” and as detailed in the Report, in the past, Hollinger Inc. and Black have used their control over the Company to engage in practices that conflicted with the interests of the Company’s public stockholders. Although the Company’s current management, the Special Committee and the Corporate Review Committee, as well as the SEC, have undertaken several actions designed to prevent Hollinger Inc. and Black from engaging again in similar practices, there can be no assurance that they will remain in place or will not be modified or vacated in the near future or that Hollinger Inc. and Black will comply with these remedies. Thus, there is a risk that Hollinger Inc. and Black will attempt to exercise their control in the future in a manner contrary to the interests of public stockholders.

There could be a change of control of the Company through a change in control of Hollinger Inc. under circumstances not approved by the independent directors of the Company.

      Hollinger Inc., Ravelston and Black are currently restricted in their ability to sell their beneficial interests in the Company to third parties by the terms of an order of the Delaware Chancery Court, the Restructuring Agreement and the Company’s SRP. The scope and time of these restrictions are the subject of legal proceedings pending before the Delaware Supreme Court and the final outcome is uncertain.

      If Hollinger Inc., Ravelston and Black were not restricted in their ability to sell their beneficial controlling interest in the Company, and they chose to make such a sale, such a sale could result in a change of control of the Company under circumstances not approved by the independent directors of the Company.

      Under the terms of the Restructuring Agreement, Black agreed, among other things, that the Company would hire Lazard as financial advisor to pursue the Strategic Process. Black agreed that during the pendency of the Strategic Process, in his capacity as the majority stockholder of Hollinger Inc., he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process, unless such a transaction involving Hollinger Inc. was necessary to enable it to avoid a material default or insolvency.

      In January 2004, Black attempted to sell his controlling interest in Hollinger Inc. as part of the Hollinger Sale. The Company filed a suit in the Delaware Chancery Court for judgment declaring that, among other things, the Hollinger Sale violated the terms of the Restructuring Agreement. The Delaware Chancery Court, among other things, has enjoined Black and Hollinger Inc. from taking any action to consummate any transaction in violation of the provisions of the Restructuring Agreement, including the Hollinger Sale. On October 29, 2004, the Company, Hollinger Inc. and Black entered into the Extension Agreement to voluntarily extend the injunction until the earlier of January 31, 2005 or the date of the completion of a distribution by the Company to its stockholders of a portion of the proceeds of the Company’s sale of the Telegraph Group. On October 30, 2004, the court issued an order extending the injunction as provided in, and incorporating the other terms of, the Extension Agreement.

      In February 2004, the Company adopted a shareholder rights plan. This SRP is designed to prevent any third person from acquiring, directly or indirectly, without the approval of the Company’s Board of Directors (or Corporate Review Committee of the Board of Directors), a beneficial interest in the Company’s Class A Common Stock and Class B Common Stock that represents over 20% of the outstanding voting power of the Company. Through its ownership of all outstanding Class B Common Stock, Hollinger Inc. currently controls approximately 66.8% of the Company’s outstanding voting power, which ownership is excluded from triggering the provisions of the SRP. However, a transaction resulting in a change of control in Hollinger Inc., without the approval of the Company’s Board of Directors (or the Corporate Review Committee), would have the effect of triggering the SRP. As part of its June 2004 judgment, the Delaware Chancery Court upheld the validity of the plan as to its effect on Hollinger Inc. However, Black and Hollinger Inc. have appealed the court’s judgment. There can be no assurance that the plan will be upheld on appeal.

      The Company is unable to determine what impact, if any, a change of control may have on the Company’s corporate governance or business initiatives.

The Company is a party to a Business Opportunities Agreement with Hollinger Inc., the terms of which limit the Company’s ability to pursue certain business opportunities in certain countries.

      The Business Opportunities Agreement sets forth the terms under which Hollinger Inc. and the Company will resolve conflicts over business opportunities. The Company and Hollinger Inc. agreed to allocate to the Company opportunities relating to the start-up, acquisition, development and operation of newspaper businesses and related media businesses in the United States, Israel, the United Kingdom and other member states of the European Union, Australia and New Zealand and to Hollinger Inc. opportunities relating to the start-up, acquisition, development and operation of media businesses, other than related media businesses, globally and newspaper businesses and related media businesses in Canada. For purposes of the agreement, “newspaper business” means the business of publishing and distributing newspapers, magazines and other paid or free publications having national, local or targeted markets, “media business” means the business of broadcast of radio, television, cable and satellite programs, and “related media business” means any media business that is an affiliate of, or is owned or operated in conjunction with, a newspaper business. The terms of the Business Opportunities Agreement will be in effect for so long as Hollinger Inc. holds at least 50% of the Company’s voting power. See “Item 13 — Certain Relationships and Related Transactions — Business Opportunities Agreement.”

      The Business Opportunities Agreement may have the effect of preventing the Company from pursuing business opportunities that the Company’s management would have otherwise pursued.

If Hollinger Inc., the Company’s immediate parent company, sought protection from its creditors or became the subject of bankruptcy or insolvency proceedings there may be harm to and there may be a change of control of the Company.

      Hollinger Inc. has publicly stated that as of December 15, 2004, Hollinger Inc. owned, directly or indirectly 782,923 shares of the Company’s Class A Common Stock and 14,990,000 shares of the Company’s Class B Common Stock (which represent all of the issued and outstanding shares of Class B Common Stock). All of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class A Common Stock is being held in escrow with a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares and all of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011. Hollinger Inc. reported that, as of the close of business on December 10, 2004, $78.0 million principal amount of the Senior Secured Notes and $15.0 million principal amount of the Second Priority Secured Notes were outstanding.

      Under the terms of the Series II Preference Shares of Hollinger Inc., each Preference Share may be retracted by its holder for 0.46 of a share of the Company’s Class A Common Stock. Until the Series II Preference Shares are retracted in accordance with their terms, Hollinger Inc. may exercise the economic and voting rights attached to the underlying shares of the Company’s Class A Common Stock.

      Hollinger Inc. has relied on payments from Ravelston to fund its operating losses and service its debt obligations. Ravelston financed its support of Hollinger Inc., in part, from the management fees received from the Company under the terms of the management services agreement with RMI. The Company terminated this agreement effective June 1, 2004.

      If Hollinger Inc. or any of its subsidiaries that own shares of Class A or Class B Common Stock of the Company were to commence proceedings to restructure its indebtedness under the Companies’ Creditors Arrangement Act (Canada), (the “CCAA”), or became the subject of an insolvency or liquidation proceeding under the Bankruptcy and Insolvency Act (Canada) (the “BIA”) or enforcement proceedings by the pledgee, the collectibility of amounts owed by Hollinger Inc. to the Company may be negatively impacted.

      In any such proceedings, issues may arise in connection with any transfer or attempted transfer of shares of the Company’s Class B Common Stock. Under the terms of the Company’s certificate of incorporation, such transfers may constitute a non-permitted transfer. In the event of a non-permitted transfer, the Class B Common Stock would automatically convert into Class A Common Stock as a result of which the controlling voting rights currently assigned to the Class B Common Stock would be eliminated. There is a risk that this result would be challenged in court by Hollinger Inc. or its insolvency representatives.

      In an insolvency or secured creditor enforcement proceeding, the ownership rights, including voting rights, attached to the shares of the Company’s Class A and Class B Common Stock would be exercised with a view to maximizing value for the secured creditors and other stakeholders of Hollinger Inc. Since the interests of secured creditors and other stakeholders of Hollinger Inc. may not be aligned with the interests of the Company’s public stockholders, actions might be taken that are not in the best interests of the Company’s public stockholders.

Description of Historical Business

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business. The Company divides its business into four principal segments; the Chicago Group, the U.K. Newspaper Group, the Community Group and the Canadian Newspaper Group. In addition, the Company’s operations include its Investment and Corporate Group, which performs various administrative and corporate functions. On July 30, 2004, the Company sold the Telegraph Group which carried out the operations of the U.K. Newspaper Group. See “Item 1 — Recent Developments — Sale of the Telegraph Group.” On December 15, 2004, the Company completed the sale of The Palestine Post, the publisher of The Jerusalem Post and related publications, which represented substantially all of the assets and operations of the Community Group. See “Item 1 — Recent Developments — Sale of The Jerusalem Post.”

Chicago Group

      The Chicago Group consists of more than 100 newspapers in the greater Chicago metropolitan area including the Chicago Sun-Times, the Post Tribune in northwest Indiana and Chicago’s Daily Southtown. The Chicago Group’s other newspaper properties in the greater Chicago metropolitan area include:

•	Pioneer Newspapers Inc. (“Pioneer”), which currently publishes 57 weekly newspapers in Chicago’s northern and northwestern suburbs;

•	Midwest Suburban Publishing Inc., which in addition to the Daily Southtown, publishes 23 biweekly newspapers, 13 weekly newspapers and four free distribution papers primarily in Chicago’s southern and southwestern suburbs;

•	Fox Valley Publications Inc., which does business as Chicago Suburban Newspapers and publishes five daily newspapers (The Herald News, The Beacon News, The Courier News, The News Sun and The Naperville Sun), and 13 free distribution newspapers and six free total market coverage (“TMC”) products in the fast growing counties surrounding Chicago and Cook County; and

•	Post Tribune, located in northwest Indiana, publishes a daily newspaper, a weekly newspaper and one TMC product.

      Sources of Revenue. The Chicago Group’s revenues were 42.5%, 43.9% and 38.6% of the Company’s consolidated revenues in 2003, 2002 and 2001, respectively. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the three years ended December 31, 2003.

	Year Ended December 31,

	2003		2002		2001

	(Dollars in thousands)
Advertising	$352,029	78%	$341,262	77%	$338,521	76%
Circulation	86,532	19	89,427	20	92,716	21
Job printing and Other	12,228	3	11,089	3	11,647	3

Total	$450,789	100%	$441,778	100%	$442,884	100%

      Advertising. Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based on, among other things, circulation, readership, penetration and type of advertising (whether classified, national or retail). In 2003, retail advertising accounted for the largest share of advertising revenues (44%), followed by classified (39%) and national (17%). The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pullout sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers. The Chicago area suburban newspapers also offer similar alternatives to the Chicago Sun-Times platform for their daily and weekly publications. The Chicago Group operates the Reach Chicago Newspaper Network, an advertising vehicle, that can reach the combined readership base of all the Chicago Group publications and allows it to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient one-stop vehicle to reach the entire Chicago market.

      Circulation. Circulation revenues are derived primarily from two sources. The first is sales of single copies of the newspaper made through retailers and vending racks, and the second is home delivery newspaper sales to subscribers. In calendar year 2003, approximately 60% of the copies of the Chicago Sun-Times reported as sold and 60% of the circulation revenues generated were attributable to single-copy sales. Approximately 79% of 2003 circulation revenues of the Company’s suburban newspapers were derived from home delivery subscription sales. When the copies of the Chicago Sun-Times sold in calendar year 2003 are adjusted to eliminate the inflation of single-copy sales, discussed below, the percentage of copies sold attributable to single-copy sales drops to approximately 56%; the revenue percentage remains the same because the inflation techniques did not inflate revenue.

      U.S. newspaper circulation is reported annually in an audit report published by the ABC. Circulation data for the 52 week period ending on the last day of the first quarter of each year is audited by ABC and published in an audit report dated April 1 of the following year. Therefore, for example, circulation occurring in the twelve months ended March 31, 2002 was publicly reported in the audit report dated April 1, 2003.

      The average daily (i.e. Monday through Friday), Saturday and Sunday circulation of the Chicago Sun-Times reported in the ABC audit report dated April 1, 2004 was 482,421, 307,324, and 376,401 copies, respectively. As discussed below, these daily and Sunday circulation figures were overstated. As noted in “Item 1 — Business — Recent Developments,” the Audit Committee initiated an internal review into practices that resulted in the overstatement of Chicago Sun-Times daily and Sunday circulation and determined that inflation of daily and Sunday single-copy circulation of the Chicago Sun-Times began modestly in the late 1990’s and increased over time. The Audit Committee concluded that the report of the Chicago Sun-Times circulation published in April 2004 by ABC, overstated single-copy circulation by approximately 50,000 copies on weekdays and approximately 17,000 copies on Sundays. That published audit report reflected inflated circulation during the 53 week period ended March 30, 2003. The Audit Committee determined that inflation of single-copy circulation continued until all inflation was discontinued in early 2004. The inflation occurring after March 30, 2003 did not affect public disclosures of circulation. The Company has implemented procedures to help ensure that circulation overstatements do not occur in the future.

      The most recent ABC audit reports for other papers produced by the Chicago Group disclosed daily and Sunday paid circulation of the Daily Southtown of approximately 48,000 and 53,000, respectively; daily and Sunday paid circulation of the Post-Tribune of approximately 66,000 and 71,000 respectively; and aggregate daily and Sunday paid circulation of the Chicago Suburban Newspapers of approximately 125,000 and 136,000, respectively. The reported aggregate circulation for the free TMC products disclosed in the most recent ABC audit report was approximately 211,000 copies. Pioneer has reported weekly paid circulation of approximately 187,000 copies and Midwest Suburban Publishing Inc. has 23 bi-weekly newspapers with paid Thursday circulation of approximately 49,000 copies and Sunday circulation of approximately 47,000 copies.

      Other Publications and Business Enterprises. The Chicago Group continues to strengthen its online presence. Suntimes.com and the related Chicago Group websites have approximately 2.5 million unique users with some 35 million-page impressions per month. The www.classifiedschicago.com regional classified-advertising website, which is a partnership with Paddock Publications, pools classified advertisements from all

Chicago Group publications, as well as Paddock Publications’ metropolitan daily creating a valuable venue for advertisers, readers and on-line users. Additionally, www.DriveChicago.com continues to be a leader in automotive websites. This website, which represents a partnership with the Chicago Automobile Trade Association, pools the automotive classified advertising of three of the metropolitan Chicago area’s biggest dailies with the automotive inventories of many of Chicago’s new car dealerships. In 2004, the Chicago Group launched www.chicagojobs.com, a partnership with Paddock Publications and Shaker Advertising, one of the largest recruitment agencies in the Chicago market. The website provides online users and advertisers an extremely robust employment website that is one of the best in the Chicago market.

      Sales and Marketing. Each operating division in the Chicago Group has its own marketing department that works closely with both advertising and circulation sales and marketing teams to introduce new readers to the Company’s newspapers through various initiatives. The Chicago Sun-Times marketing department uses strategic alliances at major event productions and sporting venues, for on-site promotion and to generate subscription sales. The Chicago Sun-Times has media relationships with local TV and radio outlets that has given it a presence in the market and enabled targeted audience exposure. Similarly at Fox Valley Publications, Pioneer and Midwest Suburban Publishing, marketing professionals work closely with circulation sales professionals to determine circulation promotional activities, including special offers, sampling programs, in-store kiosks, sporting event promotions, dealer promotions and community event participation. In-house printing capabilities allow the Fox Valley marketing department to offer direct mail as an enhancement to customers’ run of press advertising programs. Midwest Suburban Publishing, like the other operating divisions, generally targets readers by zip code and has designed a marketing package that combines the strengths of its daily and bi-weekly publications. The Post-Tribune marketing department focuses on attracting readers in areas with zip codes that major advertisers have identified as being the most attractive.

      Distribution. The Company has gained benefits from its clustering strategy. In recent years, the Company has succeeded in combining distribution networks within the Chicago Group where circulation overlaps. The Chicago Sun-Times is distributed through both an employee and contractor network depending upon the geographic location. The Chicago Sun-Times takes advantage of a joint distribution program with its sister publications, Fox Valley Publications and Midwest Suburban Publishing. The Chicago Sun-Times has approximately 6,000 street newspaper boxes and more than 8,400 newsstands and over the counter outlets from which single copy newspapers are sold, as well as approximately 270 street “hawkers” selling the newspapers in high-traffic urban areas. Midwest Suburban Publishing’s Daily Southtown is distributed primarily by Chicago Sun-Times independent contractors. Additionally, in certain western suburbs, the Daily Southtown has a joint distribution program with Fox Valley Publications. The Daily Southtown and its sister publication, The Star, are also distributed in approximately 2,100 outlets and newspaper boxes in Chicago’s southern suburbs and Chicago’s south side and downtown areas. Midwest’s Penny Saver is distributed through the United States Postal Service and through independent contractors. Approximately 82% of Fox Valley Publications’s circulation is from home delivery subscriptions. While 83% of the Post-Tribune’s circulation is by home delivery, it also distributes newspapers to approximately 620 retail outlets and approximately 420 single copy newspaper boxes. Pioneer has a solid home delivery base that represents 96% of its circulation. Pioneer is also distributed to approximately 80 newspaper boxes and is in more than 800 newsstand locations.

      Printing. The Chicago Sun-Times’ Ashland Avenue printing facility was completed in April 2001 and gave the Chicago Group printing presses with the quality and speed necessary to effectively compete with the other regional newspaper publishers. Fox Valley Publications’ 100,000 sq. ft. plant, which has been operating since 1992, houses a state-of-the-art printing facility in Plainfield, Illinois, which prints all of its products. Midwest Suburban Publishing prints all of its publications at its South Harlem Avenue facility in Chicago. Pioneer prints the main body of its weekly newspapers at its Northfield production facility. In order to provide advertisers with more color capacity, certain of Pioneer’s newspaper’s sections are printed at the Chicago Sun-Times Ashland Avenue facility. The Post-Tribune has one press facility in Gary, Indiana. The Chicago Group has been successful in implementing new production technology, sharing resources and excess capacity available during certain print “windows” to achieve cost savings and effectively compete for commercial print jobs.

      Competition. Each of the Company’s Chicago area newspapers competes to varying degrees with radio, broadcast and cable television, direct marketing and other communications and advertising media, as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region comprises Cook County and six surrounding counties and is served by eight local daily newspapers of which the Company owns six. The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper. In addition, the Chicago Sun-Times and other Chicago Group newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market. In 2002, the Chicago Sun-Times launched Red Streak, a newspaper targeted at younger readership in the region. The majority of the editorial content is derived from the Chicago Sun-Times. This paper is intended to serve as an effective vehicle to compete with the Red Eye (a publication of the Tribune Company).

      Employees and Labor Relations. As of December 31, 2003, the Chicago Group employed approximately 3,200 employees including approximately 520 part-time employees. Of the 2,674 full-time employees, 678 were production staff, 653 were sales and marketing personnel, 360 were circulation staff, 220 were general and administrative staff, 741 were editorial staff and 22 were facilities staff. Approximately 1,150 employees were represented by 23 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) equaled approximately 37.8% of the Chicago Group’s revenues in the year ended December 31, 2003.

      There have been no strikes or general work stoppages at any of the Chicago Group’s newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.

      Raw Materials. The primary raw material for newspapers is newsprint. In 2003, approximately 138,000 tonnes were consumed. Newsprint costs equaled approximately 14.4% of the Chicago Group’s revenues. Average newsprint prices for the Chicago Group decreased approximately one percent in 2003 from 2002. The Chicago Group is not dependent upon any single newsprint supplier. The Chicago Group’s access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. The Chicago Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts. The Chicago Group believes that its sources of supply for newsprint are adequate for its anticipated needs.

U.K. Newspaper Group

      On July 30, 2004, the Company completed the sale of the Telegraph Group which carried out the operations of the U.K. Newspaper Group. See “Item 1 — Recent Developments — Sale of the Telegraph Group.” The following information reflects the U.K. Newspaper Group’s business while the Telegraph Group was owned by the Company. The U.K. Newspaper Group’s operations included The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines.

      Sources of Revenue. The U.K. Newspaper Group’s revenues were 49.0%, 47.9% and 42.4% of the Company’s consolidated revenues in 2003, 2002 and 2001, respectively. The following table sets forth the sources of revenue and their percentage of total revenues for the U.K. Newspaper Group during the three years ended December 31, 2003.

	Year Ended December 31,

	2003		2002		2001

	(In thousands of British pounds sterling)
Advertising	£195,462	62%	£211,045	66%	£228,715	68%
Circulation	105,961	33	93,640	29	94,502	28
Other	16,377	5	16,261	5	14,252	4

Total	£317,800	100%	£320,946	100%	£337,469	100%

      Advertising. Advertising is the largest source of revenue at the Telegraph Group. The Daily Telegraph and The Sunday Telegraph display advertising strengths in the financial, automobile and travel sections. The level of classified advertisements, especially recruitment advertisements, has historically fluctuated with the economy. Classified advertising revenue represented 27% of total advertising revenue in 2003. Recruitment advertising was the largest classified advertising category, representing about 32% of all classified advertising in terms of revenue in 2003.

      Circulation. In 2003, The Daily Telegraph had an average net circulation of approximately 925,000 and The Sunday Telegraph had an average net circulation of approximately 717,000. The Daily Telegraph had 311,000 pre-paid non-postal subscriptions. The Sunday Telegraph was the second highest circulation quality Sunday newspaper in the U.K.

      Other Publications and Business Enterprises. The Telegraph Group is involved in several other publications and business enterprises, including The Spectator and Apollo magazines, The Weekly Telegraph newspaper and telegraph.co.uk (formerly Electronic Telegraph). Telegraph.co.uk had approximately 3.0 million unique users with some 30.0 million page impressions per month in 2003.

      Sales and Marketing. The Telegraph Group’s marketing department helps introduce new readers to its newspapers through strategic marketing initiatives. The Telegraph Group uses research groups that seek the views of readers and non-readers providing useful information to better target editorial, promotional and commercial activities. In addition, the direct marketing department is responsible for the development of a customer contact strategy, circulation initiatives such as subscription programs, discount vouchers supporting the launch of new sections and supplements, and various support promotions.

      Distribution. The Telegraph Group’s newspapers are distributed to wholesalers by truck under a contract with a subsidiary of TNT Express (U.K.) Limited (“TNT”). The arrangements with wholesalers contain performance provisions to ensure minimum standards of copy availability while controlling the number of unsold copies. On May 25, 2001, a new contract with TNT was entered into by West Ferry Printers, a joint venture of the Telegraph Group and another British newspaper publisher.

      Wholesalers distribute newspapers to retail news outlets. The number of retail news outlets throughout the United Kingdom has increased as a result of a 1994 ruling by the British Department of Trade and Industry that prohibits wholesalers from limiting the number of outlets in a particular area. More outlets do not necessarily mean more sales and the Telegraph Group’s circulation department has continued to develop its control of wastage while taking steps to ensure that copies remain in those outlets with high single copy sales. In addition to single copy sales, many retail news outlets offer home delivery services. In 2003, home deliveries accounted for approximately 45% of sales of both The Daily Telegraph and The Sunday Telegraph.

      Printing. The majority of copies of The Daily Telegraph and The Sunday Telegraph are printed by West Ferry Printers and another joint venture, Trafford Park Printers. The magazine sections of the Saturday edition of The Daily Telegraph and of The Sunday Telegraph are printed under contract by external magazine printers. The Telegraph Group also prints the majority of its overseas copies under contracts with external printers in Northern Ireland, Spain and Belgium.

      Major capital expenditures at each joint venture require the approval of the Boards of Directors of the joint venture partners. There is high utilization of the plants at West Ferry Printers and Trafford Park Printers, with little spare capacity.

      West Ferry Printers has 18 presses, six of which are configured for The Telegraph Group’s newspapers, eight are used for the newspapers published by The Telegraph Group’s joint venture partner, and the remaining four are used by contract printing customers. Trafford Park Printers has six presses, two of which are used primarily for The Telegraph Group’s newspapers.

      Competition. The Telegraph Group’s newspapers compete for advertising revenue with other forms of media, particularly television, magazine, direct mail, posters and radio. In addition, total gross advertising expenditures, including financial, display and recruitment classified advertising, are affected by economic conditions in the United Kingdom. The Daily Telegraph’s primary competition in the United Kingdom is The Times.

      Employees and Labor Relations. At December 31, 2003, the Telegraph Group and its subsidiaries employed approximately 1,238 persons and the joint venture printing companies employed an additional 917 persons. Of the Telegraph Group’s approximately 1,238 employees, 49 were production staff, 397 were sales and marketing personnel, 204 were general and administrative staff and 588 were editorial staff.

      Raw Materials. Newsprint represents the single largest expense next to employee costs. Approximately 146,000 tonnes of newsprint are consumed annually. In 2003, the total cost was approximately 14.5% of the U.K. Newspaper Group’s revenues. Prices were fixed throughout 2003 at levels some 7.6% below the average price paid during 2002. Negotiated contracts for 2004 are consistent with those in 2003.

      On October 17, 2001, Paper Purchase and Management Limited was established as a joint venture between the Telegraph Group and Guardian Media Group plc. The main purpose of the joint venture is to control the specifications and sourcing, as well as monitoring the usage of newsprint throughout the printing plants operated by one or both of the joint venture partners and at other locations where the joint venture partners’ publications are printed on a contract basis. Further, by combining the purchasing power of the joint venturers, the Telegraph Group is able to obtain better prices. The joint venture purchases newsprint from a number of different suppliers located primarily in Canada, the United Kingdom, Scandinavia and continental Europe.

Community Group

      On December 15, 2004, the Company announced that it had completed the sale of The Palestine Post Limited, the publisher of The Jerusalem Post and related publications, which represented substantially all assets and operations of the Community Group. See “Item 1 — Recent Developments — Sale of The Jerusalem Post.” The following information reflects the Community Group’s business without giving effect to the sale of The Jerusalem Post and related publications.

      Sources of Revenue. The Community Group’s revenues were 1.0%, 1.3% and 1.7% of the Company’s consolidated revenues in 2003, 2002 and 2001, respectively. The following table sets forth the sources of revenue and the percentage that such sources represented of total revenues for The Jerusalem Post during the three years ended December 31, 2003.

	Year Ended December 31,

	2003		2002		2001

	(Dollars in thousands)
Advertising	$3,585	34%	$3,937	30%	$5,806	30%
Circulation	5,717	55	6,082	46	7,751	41
Job printing and other	1,095	11	3,212	24	5,558	29

Total	$10,397	100%	$13,231	100%	$19,115	100%

      The Community Group’s primary source of revenue is from circulation of The Jerusalem Post and its related publications, including The Jerusalem Report, which is a bi-weekly magazine. It also derives revenue from advertising and from specialty job printing. The Jerusalem Post in the past derived a relatively high percentage of its revenues from job printing as a result of a long-term contract to print and bind copies of the Golden Pages, Israel’s equivalent of a Yellow Pages telephone directory. During 2002, Golden Pages ceased placing printing orders. An action was commenced by The Jerusalem Post in 2003 against the Golden Pages seeking damages for alleged breach of contract.

      Distribution. The Jerusalem Post daily and Friday editions are available through either home delivery subscriptions or single-copy kiosk sales. The daily products are sold at approximately 2,000 retail outlets across Israel.

      Printing. The Jerusalem Post and its related publications use two offset printing presses for printing various daily and weekend editions of the newspaper and for commercial printing. The Jerusalem Post commenced production, in August 2003, on a state-of-the-art press that reduced the paper’s operating costs and increased printing revenue through meeting the growing demands of contract printing clients. Automation and quality improvements will significantly reduce labor costs and will result in a meaningful reduction in newsprint wastage.

      Competition. The Jerusalem Post is the leading English-language daily newspaper in the Middle East. Its nearest competitor, the English translation of Ha’aretz, Israel’s oldest Hebrew daily newspaper, has a circulation level that is approximately 14% of that of The Jerusalem Post.

      Employees and Labor Relations. As of December 31, 2003, The Jerusalem Post and its related publications employed approximately 150 people, of which 17 were represented by a union. Subsequent to December 31, 2003, the Company replaced the publisher of The Jerusalem Post.

      Raw Materials. Newsprint costs were approximately 9.1% of the Community Group’s revenue in 2003. Newsprint that had been used for the production of the Golden Pages had been provided by the owners of that publication.

      Regulatory Matters. Newspapers in Israel are required by law to obtain a license from the country’s interior minister, who is authorized to restrain publication of certain information if, among other things, it may endanger public safety. To date, The Jerusalem Post has not experienced any difficulties in maintaining its license to publish nor has it been subject to any efforts to restrain publication. In addition, all written media publications in Israel are reviewed by Israel’s military censor prior to publication in order to prevent the publication of information that could threaten national security. Such censorship is considered part of the ordinary course of business in the Israeli media and has not adversely affected The Jerusalem Post’s business in any significant way.

Canadian Newspaper Group

      The Canadian Newspaper Group includes the operations of HCPH Co. that has an 87% interest in Hollinger L.P.

      At December 31, 2003, HCPH Co. and Hollinger L.P. owned numerous daily and non-daily newspaper properties and the Business Information Group (formerly Southam Magazine and Information Group) which publishes Canadian trade magazines and tabloids for the transportation, construction, natural resources and manufacturing industries, among others.

      Sources of Revenue. The Canadian Newspaper Group’s revenues were 7.6%, 6.9% and 17.3% of the Company’s consolidated revenues in 2003, 2002 and 2001, respectively. The following table sets forth the sources of revenue and the revenue mix of the total Canadian Newspaper Group, including operations sold up to the date of sale, during the three years ended December 31, 2003. Operations sold in the past three years include: the sale of French language newspapers to Gesca in 2001; the sale of Ontario community newspapers to Osprey Media in 2001; and the sale of the remaining 50% interest in the National Post to CanWest in 2001. See Note 3 to the Company’s consolidated financial statements.

	Year Ended December 31,

	2003		2002		2001

	(In thousands of Canadian Dollars)
Newspapers:
Advertising	$52,114	46%	$47,215	43%	$171,032	56%
Circulation	7,039	6	6,611	6	53,030	17
Job printing and other	11,439	10	11,883	11	35,249	12
Business Communications	41,633	38	43,412	40	45,763	15

Total	$112,225	100%	$109,121	100%	$305,074	100%

      Advertising. Newspaper advertising revenue in 2003 totaled Cdn. $52.1 million. Advertisements are carried either within the body of the newspapers, and referred to as run-of-press (ROP) advertising, or as inserts. ROP advertising, which represented 91.6% of total advertising revenue in 2003, is categorized as either retail, classified or national. The three categories represented 69%, 12% and 19%, respectively, of ROP advertising revenue in 2003.

      Circulation. Virtually all newspaper circulation revenue in 2003 was from subscription sales.

      Competition. The majority of revenue is from advertising. Advertising linage in the newspapers is affected by a variety of factors including competition from print, electronic and other media as well as general economic performance and the level of consumer confidence. Specific advertising segments such as real estate, automotive and help wanted are significantly affected by local factors.

      Employees and Labor Relations. As of December 31, 2003, the Canadian Newspaper Group had approximately 1,223 full time equivalent employees of which approximately 18% are unionized. The percentage of unionized employees varies widely from paper to paper. As a large number of the union contracts are renegotiated every year, labor disruptions are always possible, but no single disruption would have a material effect on the Company.

      The Company has a significant prepaid pension benefit recorded in respect of certain Canadian defined benefit plans. There are uncertainties regarding the Company’s legal right to access any plan surplus and due to the Company having a limited number of active employees in Canada, there are limitations on the ability to utilize the surplus through contribution holidays or increased benefits. In addition, the Canadian Newspaper Group administers and absorbs the costs of the retirement plans for certain retired employees of Southam Inc., predecessor to HCPH Co.

      Raw Materials. Newsprint consumption in 2003 was approximately 11,534 tonnes. The newspapers within the Canadian Newspaper Group have access to adequate supplies to meet anticipated production needs. They are not dependent upon any single newsprint supplier. The Canadian Newspaper Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts. The Business Information Group contracts out the printing of its publications.

      Regulatory Matters. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a “cultural business” under the Investment Canada Act and consequently, any acquisition of control of the Canadian Newspaper Group by a non-Canadian investor would be subject to the prior review and approval by the Minister of Industry of Canada.

      Ownership. During 2001, HCPH Co. became the successor to the operations of XSTM Holdings (2000) Inc. The Company indirectly owns a 100% interest in HCPH Co. The Company indirectly owns an 87% interest in Hollinger L.P. There are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned under the ITA. It is possible the CRA may find that, as a consequence of Black’s renunciation of his Canadian citizenship in June 2001, certain of the Company’s Canadian newspapers are no longer considered Canadian-owned for purposes of the ITA. Although the Company believes that it has a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the CRA.

     Investment and Corporate Group

      The Investment and Corporate Group performs administrative and corporate finance functions for the Company including treasury, accounting, tax planning and compliance and the development and maintenance of the systems of internal controls. At December 31, 2003, the Company’s Investment and Corporate Group operated out of offices in New York, New York and Toronto, Ontario. The Company is in the process of relocating functions performed in Toronto to Chicago, Illinois. As of December 31, 2003, the Investment and Corporate Group employed 10 people. Additional services were provided by RMI pursuant to a management services agreement which was terminated effective June 1, 2004.

Environmental

      The Company, similar to other newspaper companies engaged in similar operations, is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at the Company’s major printing facilities. These requirements are becoming increasingly stringent. The Company believes that the cost of compliance with these laws and regulations will not have a material adverse effect on its business or results of operations.

     Seasonality

      The Company’s operations are subject to seasonality. Typically, the Company’s advertising revenue is highest during the fourth quarter and lowest during the third quarter.

     Intellectual Property

      The Company seeks and maintains protection for its intellectual property in all relevant jurisdictions, and has current registrations, pending applications, renewals or reinstatements for all of its material trademarks. No claim adverse to the interests of the Company of a material trademark is pending or, to the best of the Company’s knowledge, has been threatened. The Company has not received notice, or is otherwise aware, of any infringement or other violation of any of the Company’s material trademarks. Internet domain names also form an important part of the Company’s intellectual property portfolio. Currently, there are approximately 230 domain names registered in the name of the Company or its subsidiaries, including numerous variations on each major name. In the Chicago market, the Company participates in aggregation of advertising information with other periodical companies whereby the Company’s advertisements are presented in an on-line format along with advertisements of others newspapers.

Available Information

      The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.

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

      The Company also maintains a website on the World Wide Web at www.hollingerinternational.com. The Company makes available, free of charge, on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

      The Company has implemented a Code of Business Conduct and Ethics, which applies to all employees of the Company including each of its CEO, CFO and principal accounting officer or controller or persons performing similar functions. The text of the Code of Business Conduct and Ethics can be accessed on the Company’s website at www.hollingerinternational.com. Any changes to the Code of Business Conduct and Ethics will be posted on the website.

Item 2.	Properties

      The Company believes that its properties and equipment are in generally good condition, well-maintained and adequate for current operations.

Chicago Group

      The Chicago Sun-Times owns a 320,000 square foot, state of the art printing facility. This facility handles all of the production for the Chicago Sun-Times. Until October 2004, the Chicago Sun-Times conducted its editorial, pre-press, marketing, sales and administrative activities in a 535,000 square foot, seven-story building in downtown Chicago. In October 2004, the Chicago Sun-Times vacated this facility and relocated its editorial, pre-press, marketing, sales and administrative activities to a 127,000 square foot facility, which is also in downtown Chicago. The Chicago Sun-Times has entered into a 15-year operating lease for this new office space. In 2002, the Company entered into a joint venture established to develop a 90-story residential/commercial tower on property formerly occupied by its seven-story building. In June 2004, the Company agreed to sell its share of the joint venture and a related property for net proceeds of $70.7 million. This transaction closed on October 15, 2004. See Note 28 (f) to the Company’s Consolidated Financial Statements herein and “Item 1 — Business — Recent Developments.”

      Fox Valley Publications produces its newspapers at a 100,000 square foot plant built in 1992 in Plainfield, Illinois. The facility, owned by the Company, also houses Fox Valley Publication’s editorial, pre-print, sales and administrative functions. Fox Valley Publications also owns facilities in the surrounding suburbs where editorial and sales activities take place for each of its daily newspapers. Pioneer utilizes and owns a building in north suburban Chicago for editorial, pre-press, sales and administrative activities. Pioneer leases several outlying satellite offices for its editorial and sales staff in surrounding suburbs. Production currently occurs at a 65,000 square foot leased building in a neighboring suburb. Midwest Suburban Publishing owns one south suburban building which it uses for editorial, pre-press, marketing, sales and administrative activities. Production activities occur at a separate 150,000 square foot owned facility in southwest Chicago. The Post-Tribune editorial, pre-press, marketing, sales and administrative activities are housed in a facility in Merrillville, Indiana, while production activities take place at its facility in Gary, Indiana.

U.K. Newspaper Group

      The Telegraph Group was sold on July 30, 2004 and accordingly, the Company no longer holds any real property in the U.K. See “Item 1 — Recent Developments — Sale of the Telegraph Group.”

      At the time of the sale, the Telegraph Group occupied five floors of a tower at Canary Wharf in London’s Docklands under a 25-year operating lease expiring in 2017. Printing of the Telegraph Group’s newspapers titles was done principally at 50% owned joint venture printing plants in London’s Docklands and in Trafford Park, Manchester.

Community Group

      The Jerusalem Post is produced and distributed in Israel from a three-story building in Jerusalem owned by The Jerusalem Post. The Jerusalem Post also leases a sales office in Tel Aviv and a sales and distribution office in New York.

      On December 15, 2004 the Company announced that it had completed the sale of The Palestine Post Limited, the publisher of The Jerusalem Post and related publications. Accordingly, the Company no longer holds any real property in Israel. See “Item 1 — Recent Developments — Sale of The Jerusalem Post.”

Canadian Newspaper Group

      The Canadian Newspaper Group’s newspapers are produced and published at numerous facilities throughout Canada.

     Investment and Corporate Group

      The Investment and Corporate Group has 3,803 square feet of office space leased at 712 Fifth Avenue in New York, New York. This lease expires in May 2007. The Investment and Corporate Group also leases 4,927 square feet of office space in Toronto, Ontario. This lease expires in April 2005. The Company is currently relocating the functions performed in the Toronto office to Chicago, Illinois.

Item 3.	Legal Proceedings

Stockholder Derivative Litigation

      On December 9, 2003, Cardinal Value Equity Partners, L.P., a stockholder of the Company, initiated a purported derivative action on behalf of the Company against certain current and former executive officers and directors, including Black and certain entities affiliated with them, and against the Company as a “nominal” defendant.

      This action, which was filed in the Court of Chancery for the State of Delaware in and for New Castle County and is entitled Cardinal Value Equity Partners, L.P. v. Black, et al., asserts causes of action that include breach of fiduciary duty, misappropriation of corporate assets and self-dealing in connection with certain “non-competition” payments, the payment of allegedly excessive management and services fees, and other alleged misconduct. The plaintiff is seeking unspecified money damages. This action has been stayed since January 2004. It is not yet possible to determine the ultimate outcome of this action.

Stockholder Class Actions

      In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain current and former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the Court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint are Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They are purporting to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserts claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint seeks unspecified money damages, rescission, and an injunction against future violations. This consolidated action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

      On September 7, 2004, a group allegedly comprised of those who purchased stock in one or more of the defendant corporations, initiated purported class actions by issuing Statements of Claim in Saskatchewan and Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, are identical in all material respects. The defendants include the Company, certain current and former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys LLP, the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.O. 1985, c. C.-44 and seek unspecified money damages. These actions are in preliminary stages and it is not yet possible to determine their ultimate outcome.

Tweedy Browne Litigation

      On December 2, 2003, Tweedy, Browne Global Value Fund and Tweedy Browne (together, the “Tweedy Browne Plaintiffs”), stockholders of the Company, initiated an action against the Company in the Court of Chancery for the State of Delaware in and for Castle County to recover attorneys’ fees and costs in connection with informal inquiries and other investigations performed by and on behalf of the Tweedy Browne Plaintiffs concerning conduct that subsequently has been and continues to be investigated by the Special Committee.

The Tweedy Browne Plaintiffs are seeking an award of attorneys’ fees “commensurate with the corporate benefits that have been or will be conferred on the Company as a result of the efforts undertaken by plaintiffs and their counsel.” This action has been stayed since January 2004. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Litigation Involving Controlling Stockholder, Senior Management and Directors

      On January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and Boultbee, which complaint was amended on May 7, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698. The amended complaint added certain other defendants, including Amiel Black and Colson, sought approximately $484.5 million in damages, including approximately $103.9 million in pre-judgment interest, and also included claims under RICO, which provides for a trebling of damages and attorney’s fees. On October 8, 2004, the court granted the defendants’ motion to dismiss the RICO claims and also dismissed the remaining claims without prejudice on jurisdictional grounds. On October 29, 2004, the Company filed a second amended complaint seeking to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and also punitive damages, on breach of fiduciary duty, unjust enrichment, conversion, fraud, and civil conspiracy claims asserted in connection with transactions described in the Report of the Special Committee, including unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. The second amended complaint also adds Perle, a Director of the Company, as a defendant and eliminated as defendants certain companies affiliated with Black and Radler. The second amended complaint alleges that Perle breached his fiduciary duties while serving as a member of the executive committee of the Company’s Board of Directors by, among other things, signing written consents purporting to authorize various related party transactions, without reading, evaluating or discussing those consents; without negotiating or evaluating the related party transactions he was approving; and without taking steps to ensure that those transactions were presented to and reviewed by the Company’s audit committee. The Company is seeking to appeal the dismissal of the RICO claims. On December 13, 2004, defendants Hollinger Inc., Ravelston, RMI, Black, Radler, Boultbee, and Amiel Black moved to dismiss the second amended complaint for failure to join as parties the other companies affiliated with Black and Radler that had previously been named as defendants. Defendants assert that these companies are indispensable to the litigation but that their presence would deprive the court of jurisdiction. Black, Hollinger Inc., Colson and Perle also moved individually to dismiss the complaint on various grounds, including failure to state a claim for relief, lack of personal jurisdiction and res judicata. The motions are pending. This action is in a preliminary stage and it is not yet possible to determine its ultimate outcome.

Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.

      On January 26, 2004, the Company filed a complaint against Black, Hollinger Inc. and an affiliated entity in the Court of Chancery of the State of Delaware in and for New Castle County. In this action, the Company sought relief declaring: (i) that a written consent by defendants purporting to abolish the Corporate Review Committee and to amend the Company’s bylaws was invalid; (ii) that the SRP adopted by the Corporate Review Committee on January 25, 2004 was valid; and (iii) that, under the Hollinger Sale, the shares of Class B Common Stock held by Hollinger Inc. would convert to shares of Class A Common Stock. The Company’s complaint also asserted claims that defendants breached their fiduciary duties to the Company and breached the terms of the Restructuring Agreement through their activities in connection with the Hollinger Sale and the purported bylaw amendments.

      On February 3, 2004, defendants filed a counterclaim against the Company, members of the Company’s Corporate Review Committee, and Breeden, advisor and counsel to the Special Committee. In their counterclaim, defendants sought declaratory relief declaring that their bylaw amendments were valid and that the SRP and other actions by the Corporate Review Committee were invalid. Defendants also asserted claims of breach of fiduciary duty, misrepresentation, tortious interference with the Hollinger Sale, breach of the

Restructuring Agreement, and violation of the just compensation and due process provisions of the Fourteenth Amendment to the U.S. Constitution. In addition to declaratory and injunctive relief, defendants sought unspecified damages.

      On March 4, 2004, the Court of Chancery entered an order and judgment declaring that Hollinger Inc.’s purported amendments to the Company’s bylaws were invalid, that the Corporate Review Committee was and remained duly constituted, and that the SRP was valid. The Court of Chancery’s order also dismissed defendants’ breach of fiduciary duty, tortious interference, and Fourteenth Amendment counterclaims and preliminarily enjoined the defendants from taking any action to consummate any transaction in violation of the provisions of the Restructuring Agreement, including the Hollinger Sale and any other breaches of the Restructuring Agreement by defendants.

      The Company subsequently moved for summary judgment on the remaining claims and to make the injunctive relief permanent. On June 28, 2004, the Court of Chancery entered an order and final judgment, granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing defendants’ remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004. On July 16, 2004, defendants made the payments required under the order and final judgment, but have filed notices of appeal of the Court’s rulings to the Delaware Supreme Court. The appeals are pending. It is not yet possible to determine the ultimate outcome of the appeals.

      On October 29, 2004, the Company, Hollinger Inc. and Black entered into the Extension Agreement to voluntarily extend the injunction until the earlier of January 31, 2005 or the date of the completion of a distribution by the Company to its stockholders of a portion of the proceeds of the Company’s sale of the Telegraph Group remaining as of October 26, 2004, net of taxes to be paid on the sale of the Telegraph Group and less amounts used to pay down the Company’s indebtedness, through one or more of a dividend, a self-tender offer, or some other mechanism. On October 30, 2004, the court issued an order extending the injunction as provided in, and incorporating the other terms of, the Extension Agreement.

Hollinger Inc. v. Hollinger International Inc.

      On July 1, 2004, Hollinger Inc. and 504468 N.B. Inc. filed an action in the Court of Chancery for the State of Delaware alleging that the Company violated 8 Del. Code § 271 and engaged in inequitable conduct by not seeking stockholder approval of the proposed sale of the Telegraph Group. Plaintiffs sought preliminary injunctive relief to block the sale unless it was approved by the holders of a majority of the voting power of the Company’s common stock, and an award of costs and attorneys’ fees. The Court of Chancery denied Hollinger Inc.’s motion in an opinion issued on July 29, 2004. That same day, plaintiffs moved before the Chancery Court and Delaware Supreme Court for leave to file an interlocutory appeal and an injunction pending appeal. Both courts denied the motions and the matter is completed.

Black v. Hollinger International Inc., filed on March 18, 2004

      On March 18, 2004, Black filed an action against the Company in the Court of Chancery of the State of Delaware seeking advancement of legal fees and expenses he purportedly incurred and continues to incur in connection with the SEC and Special Committee investigations and various litigations that he is involved in. In May 2004, the parties entered a stipulation resolving the matter. The Company agreed to pay half of Black’s legal fees in certain actions in which he is a defendant, pursuant to itemized invoices submitted with sworn affidavits and subject to his undertaking that he will repay the amounts advanced to him if and to the extent it is ultimately determined that he is not entitled to indemnification under the terms of the Company’s bylaws.

Black v. Hollinger International Inc., filed on April 5, 2004

      On April 5, 2004, Black filed an action against the Company in the U.S. District Court for the Northern District of Illinois alleging that the Company breached its obligations to Black under three stock option plans.

The complaint seeks (i) specific performance or damages for the alleged breaches, (ii) damages for the Company’s alleged failure to issue to Black 145,000 and 1,218,750 shares of Class A Common Stock upon alleged exercises by Black of options on February 13, 2004 and April 2, 2004, respectively, and (iii) declaratory judgment that Black’s removal as Chairman of the Company and from the Telegraph Group Limited did not constitute termination of employment under the 1997 Stock Option Plan and that his options must be treated equally with those of other executive officers and directors of the Company. The total damages sought are (i) the highest value of 145,000 shares of Class A Common Stock after February 13, 2004, plus prejudgment interest, and (2) the highest value of 1,218,750 shares of Class A Common Stock after April 2, 2004, less the option exercise price, plus prejudgment interest. On November 11, 2004, the Court dismissed the action without prejudice, granting Black leave to refile his claims as counterclaims in Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698, which is described above under “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.

      On February 10, 2004, the Company commenced an action in the Ontario Superior Court of Justice (Commercial List) against Ravelston, RMI and Hollinger Inc. This action claimed access to and possession of the Company’s books and records maintained at 10 Toronto Street, Toronto, Ontario, Canada. The parties negotiated and executed a Protocol dated March 25, 2004, providing for access and possession by the Company to the claimed records.

      On March 5, 2004, a statement of defense and counterclaim was issued by Ravelston and RMI against the Company and two of its subsidiaries, Publishing and HCPH Co. The counterclaim seeks damages in the amount of approximately $174.3 million for alleged breaches of the services agreements between the parties and for alleged unjust enrichment and tortious interference with economic relations by reason of those breaches. On March 10, 2004, Hollinger Inc. filed a statement of defense and counterclaim against the Company seeking Cdn.$300.0 million, claiming that by the Company’s refusal to pay its obligations under its services agreement with Ravelston, the Company intended to cause Ravelston to default in its obligations to Hollinger Inc. under a support agreement between Ravelston and Hollinger Inc., and intended to cause Hollinger Inc. to default on its obligations under its outstanding notes, with the resulting loss of its majority control of the Company.

      On May 6, 2004, Ravelston served a motion for an anti-suit injunction, seeking to restrain the Company from continuing the Illinois litigation against it and from bringing any claims against Ravelston arising out of the management of the Company other than in Ontario. On May 28, 2004, the Company served a notice of cross-motion seeking a temporary stay of the Ravelston and Hollinger Inc. counterclaims pending final resolution of the proceedings in Illinois and Delaware. Ravelston’s motion and the Company’s cross-motion were heard on June 29-30, 2004 at the Ontario Superior Court of Justice, Commercial List. On August 11, 2004, the court denied Ravelston’s motion and granted the Company’s cross-motion. On August 18, 2004, Ravelston and Hollinger Inc. appealed to the Ontario Court of Appeal. The appeals are scheduled to be heard on February 22, 2005. On September 21, 2004, the Company served a motion on Hollinger Inc. and Ravelston, seeking to quash their appeals to the Ontario Court of Appeal for want of jurisdiction. On November 30, 2004, the appeals to the Ontario Court of Appeal were quashed. Ravelston and Hollinger Inc. were required to deliver notices of motion in support of a motion for leave to appeal to the Divisional Court by December 30, 2004. Ravelston delivered such a notice of motion on December 20, 2004, but Hollinger Inc. has not delivered such a notice and is therefore not proceeding with an appeal of the stay of its counterclaim. Ravelston’s motion for leave has not yet been scheduled but will likely be heard some time in February of 2005.

Black v. Breeden, et al.

      Five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Breeden, Richard C. Breeden & Co., Paris, James Thompson, Richard Burt, Graham Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name James Thompson and Richard Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second case; damages in the amount of Cdn.$110.0 million are sought in the third and fourth case; and Cdn$1.0 billion in general damages and Cdn$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals of the cases pending before the Delaware Court of Chancery described above.

      The defendants named in the five defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur in relation to the defense of those actions.

      The Company agreed to indemnify Breeden and Richard C. Breeden & Co. against all losses, damages, claims and liabilities they may become subject to, and reimburse reasonable costs and expenses as they are incurred, in connection with the services Breeden and Richard C. Breeden & Co. are providing in relation to the Special Committee’s ongoing investigation.

United States Securities and Exchange Commission v. Hollinger International Inc.

      On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order requires the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as Special Monitor of the Company under certain circumstances, including the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their term, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the then incumbent directors. On January 26, 2004, Hollinger Inc. filed a motion to vacate certain parts of the Court Order that limit its rights as stockholder. The Court denied Hollinger Inc.’s motion on May 17, 2004.

      The Company has received various subpoenas and requests from the SEC and other agencies seeking the production of documentation in connection with various investigations into the Company’s governance, management and operations. The Company is cooperating fully with these investigations and is complying with these requests.

United States Securities and Exchange Commission v. Conrad M. Black, et al.

      On November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc. were liable for the Company’s violations of certain federal securities laws at least during this period.

      The SEC alleges that the scheme used by Black, Radler and Hollinger Inc. included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell the Company assets for the benefit of all of the Company’s stockholders and not to undermine that process by engaging in transactions for the benefit of himself and Hollinger Inc. The SEC further alleges that Black and Radler misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.

      The SEC’s complaint seeks: (i) disgorgement of ill-gotten gains by Black, Radler and Hollinger Inc. and unspecified civil penalties against each of them; (ii) an order enjoining Black and Radler from serving as an officer or director of any issuer required to file reports with the SEC; (iii) a voting trust upon the shares of the Company held directly or indirectly by Black and Hollinger Inc.; and (iv) an order enjoining Black, Radler and Hollinger Inc. from further violations of the federal securities laws.

The Chicago Sun-Times Circulation Cases

      On June 15, 2004, the Company announced that the Audit Committee had initiated an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. Following that announcement, a number of lawsuits were filed against the Company, among others defendants. Several of the suits are brought on behalf of a purported class comprised of all persons who purchased advertising space in the Chicago Sun-Times during the period in which circulation figures were overstated. The complaints allege that the Chicago Sun-Times improperly overstated its circulation and that advertisers overpaid for advertising in the newspaper as a result. The complaints variously allege theories of recovery based on breach of contract, unjust enrichment, civil conspiracy, conversion, negligence, breach of fiduciary duty, common law and statutory fraud, and violations of the federal RICO statute. The complaints seek injunctive and declaratory relief, unspecified actual, treble, and punitive damages, interest, attorneys’ fees and costs, and other relief.

      A number of the actions were filed in the Circuit Court of Cook County, Illinois, including the following purported class action cases filed in the County Department, Chancery Division: Central Furniture, Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9757; Ronald Freeman d/b/a Professional Weight Clinic Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9763; Card & Party Mart II Ltd. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 CH 9824; Geier Enterprises, Inc. v. Chicago Sun-Times, Inc. and Hollinger International, Inc. No. 04 CH 10032; California Floor Coverings d/b/a Olympic Carpet v. Chicago Sun-Times, Inc., No. 04 CH 10048; BNB Land Venture, Inc. v. Chicago Sun-Times, Inc., Hollinger International Publishing Inc. and Docs 1-5, No. 04 CH 10284; Gleason & McMaster LLC v. Chicago Sun-Times, Inc. and Hollinger International Inc., No. 04 CH 10581; James Rolshouse & Assoc. PLLC v. Hollinger International Inc., Chicago Sun-Times, Inc. and The Sun-Times Co., No. 04 CH 11019; and Mark Triffler Oldsmobile, Inc. et al. v. Hollinger International Inc. and Chicago Sun-Times, Inc., 04 CH 12714. The above-stated cases were filed between June 15, 2004 and August 31, 2004, and an Amended Consolidated Complaint under the heading In re: Chicago Sun-Times Circulation Litigation was filed on October 12, 2004. The Amended Consolidated Complaint lists defendants Chicago Sun-Times, Inc. and Hollinger International Inc., and adds Midwest Suburban Publishing, Inc. Two additional purported class action cases are pending in the County Department, Chancery Division: International Profit Assocs., Inc., v. Chicago Sun-Times, Inc. and Hollinger International Inc., 04 CH 17964, filed October 29, 2004; and Business Pro Communications, Inc. v. Hollinger Inc., Hollinger International Inc. and The Sun-Times Co., 04 CH 19930, filed December 1, 2004. Additionally, the following individual actions were brought in the Circuit Court of Cook County: First Federal Auto Auction, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7501, filed July 2, 2004; American Mattress, Inc. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 L 7790, filed July 12, 2004; National Foundation for Abused and Neglected Children, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7948, filed July 15, 2004; Joe Rizza Lincoln Mercury, Inc. et al. v. Chicago Sun-Times, Inc., 04 L 11657, filed October 14, 2004; Chicago Sun-Times, Inc. v. Oral Sekendur, 03 M1 170004, circulation-related claims filed October 12, 2004. One case was filed in the United States District Court for the Northern District of Illinois: AJE’s the Salon, Inc. v. The Sun-Times, Co., Hollinger International Inc. and F. David Radler, 04 C 4317, filed June 28, 2004. The AJE’s the Salon,

Inc. case was voluntarily dismissed. The parties in the consolidated class action case have agreed to mediate in an attempt to settle the case and are conducting discovery. Motions to dismiss have been filed with respect to some of the cases and it is anticipated that similar motions will be filed in the balance of the pending cases. Overall, the cases are in preliminary stages and it is not yet possible to determine their ultimate outcome.

      On October 5, 2004, the Company announced the results of the Audit Committee’s internal review. The review of the Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by ABC commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The inflated circulation figures were submitted to ABC, which then reported these figures in its annual audit reports issued with respect to the Chicago Sun-Times.

      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of the related lawsuits, the Company recorded a pre-tax charge of approximately $24.1 million for 2003 and approximately $2.9 million for the first quarter of 2004. The Company will evaluate the adequacy of the accruals as negotiations with advertisers proceed. The impact of restitution on the ultimate outcome of the pending litigation is not possible to determine at this time.

CanWest Arbitration

      On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$83.2 million. The Company believes that it has valid defenses to this claim, as well as significant counterclaims against CanWest. The arbitration is in preliminary stages, and it is not yet possible to determine its ultimate outcome.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.

      On December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. In August 2004, The National Post Company obtained an order for partial summary judgment ordering the Company to pay The National Post Company Cdn.$22.5 million plus costs and interest. On November 30, 2004 the Company settled the appeal of the partial summary judgment by paying The National Post Company the amount of Cdn.$26.5 million. This amount includes payment of the Cdn.$22.5 million in principal plus interest and related costs. The two remaining matters in this action consist of a claim for Cdn.$2.5 million for capital and operating requirements of The National Post Company and a claim for Cdn.$752,000 for newsprint rebates. Exchange of documents and examinations for discovery in respect of these remaining matters is expected to proceed in early 2005.

Other Actions

      The Company and members of the Special Committee have had a suit filed against them before the Ontario Superior Court of Justice by Boultbee, former Executive Vice-President with the Company whose position as an officer was terminated in November of 2003. In November 2003, the Special Committee found that Boultbee received approximately $600,000 of “non-competition” payments that had not been appropriately authorized by the Company. The Company was unable to reach a satisfactory agreement with Boultbee for, among other things, repayment of these amounts and as a result, terminated his position as an officer of the Company. Boultbee is asserting claims for wrongful termination, indemnification for legal fees, breach of contract relating to stock options and loss of reputation, and is seeking approximately Cdn.$16.1 million from the defendants. The action is in its preliminary stages, and it is not yet possible to determine its ultimate outcome. On November 18, 2004, the Company and Boultbee resolved Boultbee’s claim for advancement and indemnification of legal fees, as part of which Boultbee agreed to discontinue this portion of his claim. The Company is bringing a motion to stay this action until the litigation in Illinois involving the Company, Boultbee and others has been concluded. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.” Although the Company’s motion documents have not yet been served, time has been reserved with the court for the hearing of this motion on April 25, 2005.

      On November 3, 2004, Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc. filed an action in the Supreme Court of the State of New York, in Albany County, against Sugra (Bermuda) Limited (“Sugra Bermuda”), which is a subsidiary of Publishing, and against Hollinger Inc. The action, alleges that Sugra Bermuda defaulted under the terms of a 1995 aircraft lease agreement, and that Hollinger Inc. is a guarantor of Sugra Bermuda’s obligations under the lease. Plaintiffs are seeking $5.1 million in damages, plus interest at the rate of 18 percent per annum and attorneys’ fees. On December 20, 2004, Hollinger Inc. removed the action from state court to the United States District Court for the Northern District of New York. This action, which is entitled Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc., No. 1:04-cv-01436-GLD-DRH (N.D.N.Y.), is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

      During 2002, the largest customer of The Jerusalem Post, the Golden Pages, effectively terminated its agreement with The Jerusalem Post for publication of the Golden Pages by failing to submit orders as required. An action was commenced in the District Court of Tel Aviv by The Jerusalem Post in early 2003 alleging breach of contract. Although significant to The Jerusalem Post, the loss of revenue has not had a material impact on the Company’s business, as a whole. With the completion of the sale of The Palestine Post Limited on December 15, 2004, the Company no longer has pending claims or liabilities relating to this action.

      The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of business, including such matters as libel, defamation and privacy actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings with respect to employee terminations and other labor matters, environmental compliance, tax and other matters.

      Management believes that the outcome of any pending claims or proceedings described under “Other Actions” will not have a material adverse effect on the Company taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “HLR.” At December 31, 2004 there were 75,687,055 shares of Class A Common Stock outstanding, excluding 12,320,967 shares held by the Company, and these shares were held by approximately 190 holders of record and approximately 4,500 beneficial owners. As of December 31, 2004, 14,990,000 shares of Class B Common Stock were outstanding, all of which were owned by Hollinger Inc.

      The following table sets forth for the periods indicated the high and low sales prices for shares of the Class A Common Stock as reported by the New York Stock Exchange Composite Transactions Tape for the period since January 1, 2002, and the cash dividends paid per share on the Class A Common Stock.

			Cash
	Price Range		Dividends
			Paid Per
Calendar Period	High	Low	Share

2002
First Quarter	$13.54	$11.00	$0.1375
Second Quarter	13.75	11.15	0.11
Third Quarter	12.10	9.04	0.11
Fourth Quarter	10.81	8.65	0.05
2003
First Quarter	$10.73	$7.54	$0.05
Second Quarter	11.70	7.89	0.05
Third Quarter	13.65	10.45	0.05
Fourth Quarter	16.12	11.90	0.05
2004
First Quarter	$19.81	$14.25	$0.05
Second Quarter	20.50	15.81	0.05
Third Quarter	17.75	15.60	0.05
Fourth Quarter	18.95	15.38	0.05

      On December 31, 2004, the closing price of the Company’s Class A Common Stock was $15.68 per share.

      Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid.

      As a holding company, the Company’s ability to declare and pay dividends in the future with respect to its Common Stock will be dependent, among other factors, upon its results of operations, financial condition and cash requirements, the ability of its United States and foreign subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in future loan agreements and other financing obligations to third parties relating to such United States or foreign subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities. The Company has paid all dividends that have been declared during 2003 and to date in 2004, except for the special and regular dividends declared on December 16, 2004 which are payable on January 18, 2005.

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to Be		for Future Issuance
	Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding
	Options, Warrants	Options, Warrants	securities reflected
Plan Category	and Rights	and Rights	in column (a))

(a)
Equity compensation plans approved by security holders	9,674,113	$11.62	987,967
Equity compensation plans not approved by security holders	—	—	—

Total	9,674,113	$11.62	987,967

      See Note 15 to the Company’s Consolidated Financial Statements herein for the summarized information about the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

      None.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2003	2002	2001	2000	1999

		(In thousands, except per share amounts)
		Restated (6)	Restated (6)	Restated (6)	Restated (6)
Statement of Operations Data(1):
Operating revenues:
Advertising	$733,826	$710,849	$804,462	$1,543,882	$1,557,033
Circulation	277,264	247,175	278,321	447,050	487,002
Job printing	16,427	16,669	25,092	59,089	48,207
Other	33,686	31,469	38,446	45,998	55,160

Total operating revenues	1,061,203	1,006,162	1,146,321	2,096,019	2,147,402
Operating costs and expenses	996,333	891,903	1,108,576	1,751,637	1,809,192
Depreciation and amortization(2)	54,853	54,152	73,728	122,634	125,408

Operating income (loss)	10,017	60,107	(35,983)	221,748	212,802
Interest expense	(55,559)	(58,772)	(78,639)	(142,713)	(131,600)
Amortization of deferred financing costs	(2,855)	(5,585)	(10,367)	(10,469)	(16,209)
Interest and dividend income	25,411	18,782	64,893	18,536	7,716
Other income (expense), net(3)	75,641	(172,783)	(303,318)	522,955	331,581

Earnings (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	52,655	(158,251)	(363,414)	610,057	404,290
Income taxes (benefit)	121,638	50,132	(23,038)	408,423	151,850

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(68,983)	(208,383)	(340,376)	201,634	252,440
Minority interest	5,325	2,167	(13,803)	50,760	7,088

Earnings (loss) before cumulative effect of change in accounting principle	(74,308)	(210,550)	(326,573)	150,874	245,352
Cumulative effect of change in accounting principle	—	(20,079)	—	—	—

Net earnings (loss)	$(74,308)	$(230,629)	$(326,573)	$150,874	$245,352

Diluted earnings (loss) per share from operations(4)	$(0.85)	$(2.40)	$(3.31)	$1.35	$2.09

Cash dividends per share paid on Class A and Class B Common Stock	$0.20	$0.41	$0.55	$0.55	$0.55

	As of December 31,

	2003	2002	2001	2000	1999

		(In thousands)
		Restated (6)	Restated (6)	Restated (6)	Restated (6)
Balance Sheet Data(1):
Working capital (deficiency)	$(354,314)	$(197,450)	$144,950	$(259,493)	$(107,433)
Total assets(5)	1,800,179	2,185,772	2,083,741	2,831,889	3,503,024
Minority interest	28,255	17,097	16,084	89,228	155,901
Long-term debt, less current installments	522,547	574,658	809,652	807,495	1,613,241
Redeemable preferred stock	—	8,650	8,582	13,088	13,591
Total stockholders’ equity	36,776	149,783	377,506	901,145	911,869

	Year ended December 31,

	2003	2002	2001	2000	1999

		(In thousands)
		Restated
		(6)
Segment Data(1):
Operating revenues:
Chicago Group	$450,789	$441,778	$442,884	$401,417	$390,473
Community Group	10,397	13,231	19,115	67,336	96,674
U.K. Newspaper Group	519,475	481,527	486,374	562,068	550,474
Canadian Newspaper Group	80,542	69,626	197,948	1,065,198	1,109,781

Total operating revenues	$1,061,203	$1,006,162	$1,146,321	$2,096,019	$2,147,402

Operating income (loss):
Chicago Group	$24,514	$38,598	$4,962	$29,215	$43,126
Community Group	(6,601)	(5,218)	(4,487)	3,456	9,893
U.K. Newspaper Group	40,683	48,079	27,850	89,542	65,635
Canadian Newspaper Group	(4,983)	(2,137)	(45,954)	115,619	109,416
Investment and Corporate Group	(43,596)	(19,215)	(18,354)	(16,084)	(15,268)

Total operating income (loss)	$10,017	$60,107	$(35,983)	$221,748	$212,802

(1)	The financial data as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. The financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from audited financial statements not presented separately herein, which financial data have been adjusted as necessary for the effects of the restatements described in (6) below. The Company made several significant dispositions during the years 1999 to 2001. In 2001, the Company sold its remaining interest in the National Post to CanWest and several Canadian newspapers to Osprey Media. These dispositions account for the significant decrease in “Total operating revenues”, “Operating costs and expenses” and “Depreciation and amortization.”

(2)	Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) As a consequence, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives. See Note 1(i) of Notes to Consolidated Financial Statements.

(3)	The principal components of “Other income (expense), net” are presented below:

	2003	2002	2001	2000	1999

	(in thousands)
Foreign currency gains (losses), net	$114,103	$(86,858)	$(1,259)	$(16,048)	$13,774
Equity in losses of affiliates	(6,247)	(1,005)	(15,098)	(20,340)	(2,106)
Net gains (losses) on sales of publishing interests	(6,251)	—	(1,236)	564,702	270,017
Net gains (losses) on sale of investments	3,578	—	(147,213)	32,569	—
Net gains (losses) on sale of property, plant and equipment	(204)	5,334	1,307	(697)	3,561
Write-down of investments	(7,700)	(40,536)	(48,037)	(20,621)	—
Write-down of property, plant and equipment	(6,779)	—	(1,343)	—	—
Gain related to dilution of investment in equity accounted company	—	—	—	17,008	—
Gain related to dilution of Hollinger L.P. interest	—	—	—	—	77,297
Losses on Total Return Equity Swap	—	(15,237)	(73,863)	(16,334)	—
“Non-competition” payments	—	—	(6,100)	—	—
Restitution under Restructuring Agreement	31,547	—	—	—	—
Loss on extinguishment of debt	(38,421)	(35,460)	—	(10,554)	(8,536)
Write-down of FDR Collection	(6,796)	—	—	—	—
Other	(1,189)	979	(10,476)	(6,730)	(22,426)

	$75,641	$(172,783)	$(303,318)	$522,955	$331,581

(4)	The Company’s diluted earnings per share is calculated on the following diluted number of shares outstanding (in thousands): 2003 - 87,311, 2002 - 96,066, 2001 - 100,128, 2000 - 111,510 and 1999 - 117,610.

(5)	Includes goodwill and intangible assets, net of accumulated amortization, of $684.8 million at December 31, 2003, of $650.9 million at December 31, 2002, of $658.2 million at December 31, 2001, of $938.3 million at December 31, 2000 and $2,031.6 million at December 31, 1999.

(6)	The Company has restated its consolidated financial statements as of and for the years ended December 31, 2002, 2001, 2000 and 1999. These restatements have been grouped into the following categories:

(a) Restatements arising from the findings of the Special Committee. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and Note 2 of Notes to Consolidated Financial Statements;

(b) Correction of accounting errors in prior periods;

(c) Reclassifications arising from the required adoption of a new FASB standard; and

(d) Other, principally the effects of foreign currency translation adjustments.

      The following table sets forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,

	2002	2001	2000	1999

	(In thousands)
Operating income (loss), as previously reported	$57,202	$(35,983)	$221,748	$212,802
Correction of newsprint overaccrual (b(iii))	2,905	—	—	—

Restated operating income (loss)	$60,107	$(35,983)	$221,748	$212,802

Earnings (loss) before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle, as previously reported	$(128,351)	$(357,233)	$612,931	$412,826
Correction of “non-competition” payments recorded in incorrect year (a(i))	—	(6,100)	6,100	—
Correction of overaccruals recorded in 2000 (b(ii))	—	—	1,580	—
Correction of newsprint overaccrual (b(iii))	2,905	—	—	—
Correction of equity accounting of affiliate (b(iv))	2,714	—	—	—
Reclassification of extraordinary loss (c)	(35,460)	—	(10,554)	(8,536)
Other (d)	(59)	(81)	—	—

Restated earnings (loss) before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle	$(158,251)	$(363,414)	$610,057	$404,290

Income taxes (benefit), as previously reported	$66,950	$(8,319)	$398,452	$155,203
Tax effect of correction of “non-competition” payments recorded in incorrect year (a(i))	—	(2,440)	2,440	—
Tax on assumed additional proceeds from sale of newspaper properties (a(ii))	—	—	20,239	—
Other tax adjustments (a(iii))	4,415	3,086	764	—
Tax effect of correction of overaccruals recorded in 2000 (b(ii))	—	—	632	—
Tax effect of correction of newsprint overaccrual (b(iii))	1,139	—	—	—
Correction of U.S. tax benefit on liquidation of Canadian operations (b(v))	(20,116)	—	—	—
Other corrections of tax accounts (b(vi))	11,928	(15,330)	(9,881)	—
Reclassification of tax benefit on extraordinary loss (c)	(14,184)	—	(4,222)	(3,353)
Other (d)	—	(35)	(1)	—

Restated income taxes (benefit)	$50,132	$(23,038)	$408,423	$151,850

      The table below sets forth the effect of the restatements and reclassifications on the Consolidated Balance Sheet Data presented above.

	As of December 31,

	2002	2001	2000	1999

	(in thousands)
Working capital (deficiency), as previously reported	$(191,903)	$147,600	$(257,506)	$(113,115)
Correction of “non-competition” payments recorded in incorrect year (a(i))	—	—	6,100	—
Tax on assumed additional proceeds from sale of newspaper properties (a(ii))	(19,494)	(19,341)	(20,541)	—
Other tax adjustments (a(iii))	(1,599)	(221)	—	—
Correction of overaccruals recorded prior to 1999 (b(i))	5,193	5,153	5,472	5,682
Correction of overaccruals recorded in 2000 (b(ii))	1,580	1,580	1,580	—
Correction of newsprint overaccrual (b(iii))	2,848	—	—	—
Tax effect of correction of equity accounting of affiliate (b(iv))	1,362	—	—	—
Correction of U.S. tax benefit on liquidation of Canadian operations (b(v))	20,116	—	—	—
Other corrections of tax accounts (b(vi))	(7,080)	26,709	5,402	—
Reclassifications affecting tax accounts (b(vii))	(8,473)	(16,530)	—	—

Restated working capital (deficiency)	$(197,450)	$144,950	$(259,493)	$(107,433)

Total assets, as previously reported	$2,188,132	$2,057,976	$2,802,030	$3,503,024
Correction of “non-competition” payments recorded in incorrect year (a(i))	—	—	5,500	—
Correction of equity accounting of affiliate (b(iv))	1,391	—	—	—
Reclassification to conform with current presentation	(3,751)	25,765	24,359	—

Restated total assets	$2,185,772	$2,083,741	$2,831,889	$3,503,024

Total stockholders’ equity, as previously reported	$119,875	$366,627	$898,109	$902,225
Correction of “non-competition” payments recorded in incorrect year, net of tax benefit (a(i))	—	—	3,660	—
Tax on assumed additional proceeds from sale of newspaper properties (a(ii))	(19,494)	(19,341)	(20,541)	—
Other tax adjustments (a(iii))	(8,247)	(3,849)	(764)	—
Correction of overaccruals recorded prior to 1999, net of tax benefit (b(i))	9,155	9,115	9,434	9,644
Correction of overaccruals recorded in 2000, net of tax benefit (b(ii))	948	948	948	—
Correction of newsprint overaccrual, net of tax benefit (b(iii))	1,709	—	—	—
Correction of equity accounting of affiliate, net of tax benefit (b(iv))	2,753	—	—	—
Correction of U.S. tax benefit on liquidation of Canadian operations (b(v))	20,116	—	—	—
Other corrections of tax accounts (b(vi))	22,971	23,993	10,297	—
Other (d)	(3)	13	2	—

Restated total stockholders’ equity	$149,783	$377,506	$901,145	$911,869

      Each category of the restatements and reclassifications and their effect on the consolidated financial statements is discussed below:

(a)	Restatements Arising from the Findings of the Special Committee

      Among other things, the Special Committee identified the following transactions that were, based on its findings, improperly reflected in the Company’s consolidated financial statements in prior periods.

(i) The recording of “non-competition” payments in the incorrect year — The Special Committee identified $6.1 million of “non-competition” payments that the Company made in 2001 that were reflected in the consolidated financial statements as having been made or were otherwise accrued in 2000. Of the $6.1 million, $5.5 million related to “non-competition” payments paid by the Company in 2001 to Black, Atkinson, Radler and Boultbee pursuant to “non-competition” agreements with American Publishing Company (which owned virtually no newspaper assets as of February 2001). The payments were issued in 2001 and backdated to 2000. The remaining $600,000 relates to payments that were made in 2001 and recorded as reductions of excessive accruals that were previously established in 2000. According to the Report, the Audit Committee did not approve any of these payments. Accordingly, with respect to the 2000 Consolidated Statement of Operations, the Company has increased “Other income (expense), net” by $6.1 million and increased “Income taxes (benefit)” by $2.4 million, which resulted in an increase in net earnings of $3.7 million and a corresponding increase in stockholders’ equity. With respect to the 2001 Consolidated Statement of Operations, the Company has decreased “Other income (expense), net, by $6.1 million and decreased “Income taxes (benefit)” by $2.4 million, which resulted in an increase in net loss of $3.7 million and a corresponding decrease in total stockholders’ equity.

(ii) Tax on assumed additional proceeds from sale of Canadian newspaper properties to CanWest — The Special Committee determined that “non-competition” payments that were made in connection with the sale of Canadian newspaper properties to CanWest in 2000 were not properly approved by the Company. According to the findings of the Special Committee, these “non-competition” payments, aggregating Cdn.$80.0 million, made to certain former directors and officers of the Company, effectively reduced the proceeds the Company received from the sale of the newspaper properties.

The Special Committee also determined that the proceeds the Company received from the sale of Canadian properties to CanWest in 2000 were further reduced by Cdn.$60.0 million, as a consequence of an agreement between CanWest and Ravelston for the payment of an annual management fee of Cdn.$6.0 million in consideration for management services. The Special Committee determined that these proceeds should have been received by the Company.

Had the Company received the assumed additional proceeds of Cdn.$140.0 million, the gain on the sale would have been greater by that amount with a consequent increase in income taxes that would have been provided for in 2000. The Company has recorded an additional $20.2 million of income taxes in 2000 to account for these unrecognized purchase proceeds.

(iii) Other tax adjustments — The Company has recorded additional accruals for tax contingencies to cover interest that the Company may be required to pay, net of federal tax benefits of a portion thereof.

(b)	Correction of Accounting Errors

      During the course of the preparation of its financial statements for the year ended December 31, 2003, the Company determined that previously reported financial information required restatement for certain accounting errors identified. Below is a description of the adjustments made to correct these accounting errors.

(i) Correction of overaccruals recorded prior to 1999 — In the review of its accounts, the Company identified that certain amounts had been overaccrued for in periods prior to 1999. Specifically, in 1997, when the Company’s parent, Hollinger Inc., transferred certain Canadian properties to the Company, accruals due to related parties were established to provide for expected costs of this transaction. The Company has reversed approximately $5.7 million of these accruals due to related parties that were considered to be excessive. There was no tax effect on the reversal of these accruals. In 1998, the Chicago

Sun-Times recorded approximately $6.6 million of pension costs in excess of amounts determined appropriate by the Company’s actuaries. This excess accrual has also been reversed, net of a tax benefit of $2.6 million.

(ii) Correction of overaccruals recorded in 2000 — The Company also identified accruals that were established with respect to the disposition of Community Group properties in 2000 which were considered to be excessive by approximately $1.6 million. These excessive accruals have also been reversed and have been tax effected at an effective rate of 40% in the Consolidated Statement of Operations.

(iii) Correction of overaccrual of newsprint costs at the Chicago Sun-Times in 2002 — In its review of past transactions, the Company identified an overaccrual relating to the Chicago Newspaper Group’s newsprint costs of approximately $2.9 million in 2002. This overaccrual has been reversed and is reflected as an adjustment to “Newsprint” and has been tax effected at an effective rate of 40% in the Consolidated Statement of Operations.

(iv) Correction of equity accounting of affiliate in 2002 — The Company has identified errors with respect to its equity earnings from a joint venture affiliate in 2002. The Company previously had not recorded interest income from the joint venture on amounts that the Company had funded to the joint venture. The Company also did not record its 50% share of the joint venture affiliate’s income tax benefit. The effect of these adjustments is to decrease the Company’s equity losses in affiliates by approximately $2.7 million, which has been reflected through “Other income (expense), net” in the Consolidated Statement of Operations.

The Company failed to record the effects of a tax sharing arrangement between the joint venture and the U.K. Newspaper Group. The effect of this arrangement has been reflected as a decrease of $1.4 million of “Income taxes payable and other tax liabilities.” in the Consolidated Balance Sheet.

The net effect of the three foregoing adjustments has been reflected as a $1.4 million increase to “Investments” in the Consolidated Balance Sheet.

(v) Correction of U.S. tax benefit on liquidation of Canadian operations — The Company identified an error with respect to the amount of taxes provided upon the substantial liquidation of Canadian operations. The Company had not recognized a tax benefit in the 2002 U.S. tax provision on the foreign exchange impact of this liquidation. Accordingly, the Company has recorded a tax benefit in “Income taxes (benefit)” on the Consolidated Statement of Operations and a decrease in “Income taxes payable and other tax liabilities” on the Consolidated Balance Sheet of $20.1 million.

(vi) Other corrections of tax accounts — The Company has identified certain errors with respect to the amounts of income taxes (benefit) recorded in prior years. The Company’s Consolidated Financial Statements have been restated to give effect to corrections regarding: (a) the periods in which certain amounts should have been recognized in income taxes (benefit); (b) the appropriate level of the valuation allowance related to certain deferred tax assets; and (c) other factors that impacted the provision for income taxes (benefit). The Company has also corrected the manner in which it had maintained its accrual for income tax contingencies, which had affected the cumulative foreign currency translation account.

The Consolidated Statements of Operations have been restated to increase the provision for income taxes by $11.9 million in 2002, and to increase the income tax benefit in each of 2001 and 2000 by $15.3 million and $9.9 million, respectively. With respect to the Consolidated Balance Sheets as of December 31, 2002, 2001 and 2000, the restatements resulted in a decrease of $7.1 million and increases of $26.7 million and $5.4 million, respectively, in working capital (deficiency). The effects of the restatements are also reflected in the tables and elsewhere in the note, “Income Taxes.” (Note 24 of Notes to Consolidated Financial Statements.)

(vii) Reclassifications affecting tax accounts — The Company has identified certain errors with respect to the classification of transactions between current and deferred income taxes (benefit) in prior years. These errors did not affect total income taxes (benefit) or net earnings (loss) in any year. The Company has reclassified certain amounts that are reflected in the tables presented in the note, “Income Taxes.” (Note 24 of Notes to Consolidated Financial Statements.) With respect to the Company’s Consolidated Balance Sheets, the reclassifications resulted in an increase of $8.5 million and $16.5 million to “Income taxes payable and other tax liabilities” and a corresponding decrease to “Deferred income taxes and other tax liabilities” as of December 31, 2002 and 2001, respectively.

(viii) Correction of in-kind dividends — The Company has corrected certain assumptions used in error in the calculation of the fair value of stock options issued to employees of Ravelston. Stock options granted to employees of Ravelston are reflected in the Consolidated Statements of Stockholders’ Equity as in-kind dividends.

The Company has corrected its calculation of the compensatory cost of stock options granted to the employees of Ravelston. Specifically, the Company has estimated that the life of options issued to Ravelston employees is expected to be nine years. In addition, the Company is now using volatility based on the average option life instead of using 12 months as was used in prior periods. The Company has restated prior periods to correct the assumptions used in the calculation.

The table below outlines the effects of these corrections on the in-kind dividend:

In-Kind Dividend

		As
		Previously
	Restated	Reported

	(In thousands)
Year Ended December 31,
2003	$3,906	$8,513
2002	4,376	6,111
2001	7,301	7,800

      In 2003, the in-kind dividend was previously reported in the Company’s quarterly report on Form 10-Q for the three-months ended March 31, 2003.

(c) Reclassifications Arising from the Adoption of New Accounting Principles

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments requiring that such expenses no longer be treated as extraordinary items unless the items meet the definition of extraordinary under Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 145 became effective for fiscal years beginning after May 15, 2002. As a result of the Company’s adoption of SFAS No. 145, it was required to reclassify the Company’s loss on early extinguishment of debt of $21.3 million (approximately $35.5 million, pretax) in 2002, $6.3 million (approximately $10.6 million, pretax) in 2000 and $5.2 million (approximately $8.5 million, pretax) in 1999. Corresponding reclassification adjustments were made to “Other income (expense), net” and “Income taxes (benefit)” in the Company’s Consolidated Statements of Operations.

(d) Other

      Amounts described as “Other” reflect the effects of foreign currency translation and related items.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      During the three years ended December 31, 2003, the Company’s business was concentrated in the publication of newspapers in the United States, the United Kingdom, Canada and Israel. Operating revenues were derived principally from advertising, paid circulation and, to a lesser extent, job printing. Of the total operating revenues in 2003, approximately 42.5% were attributable to the Chicago Group, 49.0% to the U.K. Newspaper Group, 7.5% to the Canadian Newspaper Group and 1.0% to the Community Group. The Chicago Group consists of the Chicago Sun-Times and other daily and weekly newspapers in the greater Chicago metropolitan area. The U.K. Newspaper Group consists of the operations of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines, and related subsidiaries and joint ventures. The Canadian Newspaper Group consists of several community newspapers, principally in Western Canada, and a trade magazine and business information group located in Toronto. The major portion of the Canadian operations are held by Hollinger L.P. The Community Group consists of The Jerusalem Post and related publications. In July 2004, the Company sold the Telegraph Group. See “Item 1 — Business — Recent Development — Sale of the Telegraph Group.” In December 2004, the Company sold The Jerusalem Post and its related publications. See “Item 1 — Recent Developments — Sale of The Jerusalem Post.” The results of operations and financial condition of the Company reflected herein include the Telegraph Group and The Jerusalem Post and its related publications for all periods presented. The Telegraph Group and The Jerusalem Post and its related publications will be presented as discontinued operations in the Company’s 2004 consolidated financial statements.

      The Company’s operating revenues are primarily derived from the sale of advertising space within the Company’s publications. Advertising revenues accounted for approximately 69.2% of the Company’s consolidated revenues for the year ended December 31, 2003. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Changes in advertising revenue are heavily correlated to the changes in the levels of economic activity. Advertising revenue is subject to changes in the economy on both a national and local level. The Company’s advertising revenue experiences seasonality with the third quarter revenues typically being the lowest and the fourth quarter revenue being the highest. Advertising revenue is recognized upon publication of the advertisement.

      In 2003, approximately 26.1% of the Company’s operating revenues were generated by sales of the Company’s publications. Circulation revenue includes sales of publications to individual subscribers or to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and on single-copy sales at the time of distribution.

      The Company also generates revenues through job printing and other activities. Job printing and other revenues are recognized upon delivery.

      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 32.2% of the Company’s total operating costs in 2003. Newsprint costs represented approximately 14.1% of the Company’s total operating costs in 2003. Newsprint prices are subject to fluctuation as newsprint is a commodity. The cost of newsprint can vary significantly from year to year. These expenses are recognized as incurred. The Company capitalizes and amortizes costs associated with direct response advertising activities in accordance with Statement of Position 93-7. These costs are amortized over an 11-year period, with approximately 61% amortized in the first year, 17% in the second year and the remaining 22% on a declining basis over the following nine years.

      Management fees paid to Ravelston, RMI and other affiliated entities and costs related to corporate aircraft were incurred at the corporate level and allocated to the operating segments in 2003, 2002 and 2001. With the termination of the management services agreements effective June 1, 2004 and the sale of one aircraft and lease cancellation of the other, similar charges will not be incurred in future periods.

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in Hollinger L.P. was 87% at December 31 in each of the years 2003, 2002 and 2001. All significant intercompany balances and transactions have been eliminated on consolidation.

Developments Since December 31, 2003

      The following events will impact the Company’s consolidated financial statements for periods subsequent to those covered by this report.

      Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors — The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company. See “Item 1 — Business — Recent Developments.” The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs of $10.1 million incurred as a result of the investigation of the Special Committee and related litigation involving Black, Radler and others were recorded as expenses through December 31, 2003. These costs are included in “Other operating costs” in the Consolidated Statement of Operations. These costs primarily consist of legal and other professional fees. The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation that has arisen as a result of the issues that the Special Committee was asked to investigate and fees advanced by the Company as a result of indemnification of current and former officers and directors paid pursuant to this undertaking.

      The Company has incurred substantial legal costs arising out of the actions of its controlling stockholder Hollinger Inc. and Black, the indirect controlling stockholder of the Company, in causing the Company to engage in a series of related party transactions that are the subject of litigation on behalf of the Company brought by the Special Committee to redress what the Special Committee has concluded to be repeated violations of the fiduciary duties of Hollinger Inc., Black and certain of their affiliates or associates. The costs from January 1, 2004 through September 30, 2004, have been approximately $46.3 million, discussed below, in addition to the $10.1 million of costs incurred for the year ended December 31, 2003.

      The total costs of $46.3 million have included approximately $17.3 million in costs and expenses arising from the Special Committee’s work. This amount includes the fees and costs of the Special Committee’s members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company’s controlling stockholders and other current and former officers and directors of the Company; (iv) defending the Court Order in the January 2004 SEC Action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware litigation; and (vi) defending and defeating the anti-suit injunction motion brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company’s claims.

      In addition to the $17.3 million in costs for the Special Committee’s work, the Company has incurred legal costs and other professional fees of $20.3 million. The legal and other professional costs are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend and defeat the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

      The Company has also incurred legal costs of approximately $8.7 million that the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. The Company would be entitled to repayment of certain funds advanced to Black in the event the Delaware Supreme Court affirms the Chancery Court’s finding that he repeatedly breached his fiduciary duties, and from Black and other defendants in the Illinois litigation if a final, nonappealable judgment is obtained in the Company’s favor in that action.

      During 2003, the Company received from its former executive officers, a total of $1.2 million in restitution in accordance with the terms of the Restructuring Agreement. Through September 30, 2004, the

Company was paid additional amounts totaling $30.3 million, excluding interest, in restitution in accordance with the terms of the Restructuring Agreement. These amounts were reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 as “Other income (expense), net.” Of these additional amounts, $23.7 million, excluding interest, paid by Hollinger Inc. and Black is the subject of an appeal by Hollinger Inc. and Black to the Delaware Supreme Court. See “Item 3 — Legal Proceedings — Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.” In addition, the Company will receive $2.4 million from Atkinson for “non-competition” payments and payments made under the Digital Incentive Plan Atkinson received plus interest, under the terms of a settlement with Atkinson upon court approval of the settlement with Atkinson. Included in the $2.4 million is approximately $253,000, which represents the balance, before interest, identified as attributable to Atkinson at December 31, 2003 in the Restructuring Agreement.

      Sale of the Telegraph Group — In November 2003, the Company retained Lazard as financial advisor to explore alternative strategic transactions, including the sale of the Company or of its specific businesses. As part of the Strategic Process, on July 30, 2004, the Company completed the sale of the Telegraph Group for a price of £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1 as of the date of sale). This price is subject to adjustment depending on actual working capital of the businesses sold. The Company does not expect any such adjustment, currently being calculated, to be material.

      Repayment of Senior Credit Facility — On July 30, 2004, the Company used approximately $213.4 million of the proceeds from the sale of the Telegraph Group to repay in full all amounts outstanding under its Senior Credit Facility and terminated all derivatives related to that facility. In addition, the Company paid approximately $2.1 million for premiums and fees related to the early repayment of the facility and $32.3 million in fees to cancel the cross-currency interest rate swaps the Company had in place with respect to amounts outstanding under the Senior Credit Facility. See “— Liquidity and Capital Resources.”

      Retirement of 9% Senior Notes — In June 2004, the Company commenced a tender offer and consent solicitation to retire all 9% Senior Notes. Approximately 97% of the principal amount of the 9% Senior Notes were tendered. The Company used approximately $344.8 million of the proceeds from the sale of the Telegraph Group to purchase and retire the 9% Senior Notes tendered and for related expenses. The cost to cancel the interest rate swaps the Company had in place on the 9% Senior Notes was approximately $10.5 million. See “— Liquidity and Capital Resources.” The tender closed on August 2, 2004. The Company has since purchased and retired an additional $3.4 million in principal amount of the 9% Senior Notes.

      Declaration of Special and Regular Dividend — On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a Special Dividend on the Company’s Class A and Class B Common Stock in an aggregate amount of approximately $227.0 million payable on January 18, 2005, this being the first tranche of a total amount of $500.0 million which the Board of Directors determined was in the best interest of the Company and its stockholders to be distributed to stockholders. The Board of Directors intends to distribute an additional amount of approximately $273.0 million of the proceeds from the sale of the Telegraph Group, this being the second tranche of the $500.0 million cash distribution, either by way of a tender offer or a second special dividend. There can be no assurance that the second distribution will be made or, if made, whether it will be in the form of a tender offer or a dividend, and if a tender offer, as to the price or form such offer will take. The Board of Directors believes that following the Special Dividend and the second distribution, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the Special Dividend, it is expected that the outstanding grants under the Company’s stock incentive plans will be appropriately adjusted to take into account this return of cash to existing stockholders. On December 16, 2004, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share payable on the Company’s Class A and Class B Common Stock on January 18, 2005.

      The Chicago Sun-Times Circulation Overstatement — On October 5, 2004, the Company announced that its Audit Committee, after conducting an internal review, determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by the ABC commencing in 1998, had been overstated. The Chicago Sun-Times announced a plan intended to make restitution to its advertisers. To cover the estimated cost of restitution and settlement of related lawsuits filed against the Company, the Company recorded a pre-tax charge of approximately $24.1 million for 2003 and approximately $2.9 million for the first quarter of 2004. The Company will evaluate the adequacy of the accruals as negotiations with advertisers proceed. See “Item 1 — Business — Recent Developments” and “— Risk Factors.”

      The Audit Committee also conducted a Company-wide review and found that circulation inflation practices were also employed at two other Chicago area newspapers, the Daily Southtown and The Star, as well as The Jerusalem Post. The overstatement practices have been discontinued at these papers, and the Company does not expect the impact of the practices at these three newspapers will have a material impact on the Company.

      Disposition of Interest in Trump Joint Venture — On June 21, 2004, the Company entered into an agreement to sell its 50% interest in the real estate joint venture for the development of the property on which a portion of the Chicago Sun-Times operations was then situated. Immediately prior to the sale of the interest in the joint venture, the Company contributed to the joint venture, its property in downtown Chicago where the Chicago Sun-Times had conducted its editorial, pre-press, marketing, sales and administrative activities. Under the terms of the agreement the Company received $4.0 million in cash upon signing of the sales agreement and the balance of approximately $66.7 million cash, net of closing costs and adjustments.

      As a result of the decision to sell its interest in the joint venture and related buildings, the Chicago Sun-Times entered into an operating lease for new office space. The new lease is for 15 years and will have an average annual expense of approximately $3.4 million. The Chicago Sun-Times relocated to the new office space in the fourth quarter of 2004 resulting in a significant amount of capital expenditure. See “— Liquidity and Capital Resources.”

      Hollinger L.P. Tender Offer — On August 6, 2004, the TSX suspended the listing of the units of Hollinger L.P. since the general partner of Hollinger L.P. does not have at least two independent directors as required by TSX listing requirements. On August 5, 2004, the Company expressed an interest in pursuing a tender for the units of Hollinger L.P. not held by affiliates of the Company. An independent committee of the general partner of Hollinger L.P., consisting of the sole independent director of the general partner, was formed and it retained independent legal counsel and financial advisors. Continuing liquidity for minority unit holders during the tender process has been provided through a listing of the units on a junior board of the TSX Venture Exchange. On December 10, 2004, it was announced that the Company would not pursue the tender until such time as Hollinger L.P. is current in its financial statement filings.

      CanWest Debentures — On October 7, 2004, the Company entered into an agreement with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest. See “Item 1 Business — Recent Developments.” The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of CanWest Debentures beneficially owned and residual interests in the Participation Trust that was attributable to foreign currency exchange. As a consequence, all exposure the Company previously had to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on the $16.7 million reflected as “Escrow deposits and restricted cash” on the Company’s Consolidated Balance Sheet at December 31, 2003. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements.”

      Sale of The Jerusalem Post — On December 15, 2004, the Company announced that as part of the Strategic Process, it had completed the sale of The Palestine Post Limited. That company is the publisher of The Jerusalem Post, The Jerusalem Report and related publications. The transaction involved the sale by the Company of its debt and equity interests in The Palestine Post Limited for $13.2 million.

Significant Transactions in 2003

      On March 10, 2003, the Company purchased 2,000,000 shares of its Class A Common Stock from Hollinger Inc. at $8.25 per share for $16.5 million. The Company also redeemed the remaining 93,206 shares of its Series E Redeemable Convertible Preferred Stock pursuant to a redemption request by Hollinger Inc. at the fixed price of Cdn. $146.63 per share for a total of $9.3 million. See Note 23(c) to the Company’s Consolidated Financial Statements.

      On April 10, 2003, CanWest notified the Company of its intention to redeem Cdn. $265.0 million of principal amount of the CanWest Debentures on May 11, 2003. Of the total proceeds received by the Company, $159.8 million related to CanWest Debentures for which participations were sold to the Participation Trust and has been paid to the Participation Trust. The balance of $27.6 million was retained by the Company in respect of its interest in the CanWest Debentures. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements.”

Significant Transactions in 2002

      On December 23, 2002, the Company entered into a $310.0 million Senior Credit Facility with a group of financial institutions arranged by Wachovia Securities, Inc. On December 23, 2002, Publishing issued 9% Senior Notes in the aggregate principal amount of $300.0 million.

      Net proceeds from the placement of the 9% Senior Notes before expenses associated with the offering and borrowings under the Senior Credit Facility totaled $553.8 million. The proceeds along with available cash were used in January 2003 to retire the 9.25% Senior Subordinated Notes due 2006 and 2007 (the “9.25% Senior Subordinated Notes”) aggregating $504.9 million plus applicable premium and accrued interest, and to repay in December 2002 the $50.0 million of 10.5% financing from Trilon International placed in October 2002 and remaining obligations of $40.0 million under the Total Return Equity Swap (“TRES”) entered into with various banks pursuant to which Company shares acquired by those banks could be repurchased by the Company or sold in the open market. Earlier in 2002, the Company had retired $60.0 million of obligations under the TRES from the proceeds of the Trilon International loan and from cash on hand. The balance of proceeds was used for general corporate purposes. The Company recognized losses of $15.2 million and $73.9 million related to the TRES in 2002 and 2001, respectively. See Note 17 of Notes to Consolidated Financial Statements. Funds required for the retirement of the 9.25% Senior Subordinated Notes, including related premiums and accrued interest, were held in escrow at December 31, 2002.

Significant Transactions in 2001

      Some of the transactions discussed below have been investigated by the Special Committee and are subject to lawsuits related to the Special Committee’s investigations. See “Item 1 — Business — Recent Developments — Report of the Special Committee”, “Item 3 — Legal Proceedings” and “Item 13 — Certain Relationships and Related Transactions.”

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

      In two separate transactions in July and November 2001, the Company and Hollinger L.P. completed the sale of most of the remaining Canadian newspapers to Osprey Media for total sale proceeds of approximately Cdn. $255.0 million ($166.0 million) plus closing adjustments primarily for working capital. Included in these sales were community newspapers in Ontario such as The Kingston Whig-Standard, The Sault Star, the

Peterborough Examiner, the Chatham Daily News and The Observer (Sarnia). Pre-tax gains of approximately $800,000 were recognized on these sales. The former CEO of Hollinger L.P. is a minority stockholder and CEO of Osprey.

      In August 2001, the Company sold to CanWest its 50% interest in the National Post. In accordance with the sale agreement, the Company’s representatives resigned from their executive positions at the National Post effective September 1, 2001. The results of operations of the National Post are included in the consolidated results to August 31, 2001. A pre-tax loss of approximately $78.2 million was recognized on the sale.

      In August and December 2001, the Company sold participation interests in Cdn. $540.0 million ($350.0 million) and Cdn. $216.8 million ($140.5 million), respectively, principal amounts of CanWest Debentures to the Participation Trust. Trust Notes were issued and sold by the Participation Trust to third parties. These transactions resulted in net proceeds to the Company of $401.2 million and have been accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). The net loss on these transactions, including realized holding losses on the underlying debentures, amounted to $62.1 million and has been recognized in “Other income (expense), net.”

      The Company had entered into the TRES with four banks whereby the banks had purchased shares of the Company’s Class A Common Stock and the Company had the option to buy the shares from the banks at the same cost or have the banks resell those shares in the open market. In August 2001, the Company purchased for cancellation from one of the banks 3,602,305 shares of Class A Common Stock for $50.0 million or $13.88 per share. The market value of these shares on the date of purchase was $47.0 million or $13.05 per share. In November 2001, one of the banks sold in the open market 3,556,513 shares of Class A Common Stock for $34.2 million or an average price of $9.62 per share. This resulted in a loss by the bank of $15.8 million, which, in accordance with the arrangement, was paid in cash by the Company. The losses relating to these transactions have been included in “Other income (expense), net” during the 2001 year.

      On September 27, 2001, the Company redeemed 40,920 shares of Series E Preferred Stock at the redemption price of Cdn.$146.63 per share for a total cash payment of $3.8 million. The Series E Preferred Stock shares were held by a subsidiary of Hollinger Inc.

      On November 28, 2001, the Company sold 2,700,000 multiple voting preferred shares and 27,000,000 non-voting shares of CanWest, encompassing all the Company’s shareholdings in CanWest, for total cash proceeds of approximately Cdn. $271.3 million ($172.4 million). The sale resulted in a realized pre-tax loss of $99.2 million, which is included in “Other income (expense), net.”

Critical Accounting Policies and Estimates

      The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Accruals for Contingent Tax Liabilities

      At December 31, 2003, the Company’s Consolidated Balance Sheet includes $748.8 million of accruals intended to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of the accruals relates to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties. The ultimate resolution of these tax contingencies will be dependent upon a number of factors, including discussions with taxing authorities and the nature, extent and timing of any restitution or reimbursement received by the Company.

      The Company believes that the accruals that have been recorded are adequate to cover the tax contingencies. If the ultimate resolution of the tax contingencies is more or less favorable than what has been assumed by management in determining the accruals, the accruals may ultimately be excessive or inadequate in amounts that are not presently determinable, but such amounts may be material to the Company’s consolidated financial position, results of operations, and cash flows.

     Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

     Potential Impairment of Goodwill

      The Company has significant goodwill recorded in its accounts. The Company is required to determine at least annually, whether or not there has been any permanent impairment in the value of these assets. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising spending, (ii) a permanent significant decline in a reporting unit’s newspaper readership, (iii) a significant adverse long-term negative change in the demographics of a reporting unit’s newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers.

     Valuation Allowance — Deferred Tax Assets

      The Company records a valuation allowance to reduce the deferred tax assets to the amount which, the Company estimates, is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made. Similarly, should the Company determine that it would not be able to realize all or part of the deferred tax assets in the future, an adjustment to deferred tax assets would decrease net earnings in the period that such a determination was made.

     Defined Benefit Pension Plans

      The Company sponsors several defined benefit pension and post-retirement benefit plans for domestic and foreign employees. These defined benefit plans include pension and post-retirement benefit obligations, which are calculated based on actuarial valuations. In determining these obligations and related expenses, key assumptions are made concerning expected rates of return on plan assets and discount rates. In making these assumptions, the Company evaluates, among other things, input from actuaries, expected long-term market returns and current high-quality bond rates. The Company will continue to evaluate the expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future.

      Unrecognized actuarial gains and losses are recognized by the Company over a period of approximately 12 years, which represents the weighted-average remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience, changes in assumptions and from differences between expected returns and actual returns on assets. At the end of 2003, the Company had unrecognized net actuarial losses of $101.2 million. These unrecognized amounts could result in an increase to pension expenses in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”).

      The estimated accumulated benefit obligations for the defined benefit plans exceeded the fair value of the plan assets at December 31, 2003, 2002, and 2001 as a result of the negative impact that declines in global capital markets and interest rates had on the assets and obligations of the Company’s pension plans. Accordingly, a non-cash charge of $1.6 million ($1.7 million, net of tax and minority interest) was recorded in other comprehensive loss for the increase in minimum pension liability in 2003, $43.6 million ($27.7 million net of tax) in 2002 and $22.5 million ($14.9 million, net of tax) in 2001. Similar charges may be required in future years as the impact of changes in global capital markets and interest rates on the value of the Company’s pension plan assets and obligations is measured.

      During 2003, the Company made contributions of $10.2 million ($9.2 million in 2002) to defined benefit plans. Global capital market and interest rate fluctuations could impact future funding requirements for such plans. If the actual operation of the plans differs from the assumptions, additional Company contributions may be required. If the Company is required to make significant contributions to fund the defined benefit plans, reported results could be adversely affected, and the Company’s cash flow available for other uses would be reduced.

Restatements and Reclassifications

      As described in footnote 6 to “Item 6 — Selected Financial Data” and in Note 2 of Notes to Consolidated Financial Statements, the Company has restated certain of the financial data for prior periods and has reclassified certain prior period amounts due to the required adoption of a new FASB standard. The following discussion and analysis of results of operations and financial condition are based upon such restated and reclassified financial data.

Results of Operations for the Years ended December 31, 2003, 2002 and 2001

      The following table sets forth, for the Company’s operating segments, for the periods indicated, certain items and related percentage relationships derived from the Consolidated Statements of Operations.

	Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(Dollars in thousands)			(Percentage)
Operating revenues:
Chicago Group	$450,789	$441,778	$442,884	42.5%	43.9%	38.6%
Community Group	10,397	13,231	19,115	1.0	1.3	1.7
U.K. Newspaper Group	519,475	481,527	486,374	49.0	47.9	42.4
Canadian Newspaper Group	80,542	69,626	197,948	7.5	6.9	17.3

Total operating revenues	$1,061,203	$1,006,162	$1,146,321	100.0%	100.0%	100.0%

Operating income (loss):
Chicago Group	$24,514	$38,598	$4,962	244.7%	64.2%	(13.8)%
Community Group	(6,601)	(5,218)	(4,487)	(65.9)	(8.7)	12.5
U.K. Newspaper Group	40,683	48,079	27,850	406.1	80.0	(77.4)
Canadian Newspaper Group	(4,983)	(2,137)	(45,954)	(49.7)	(3.6)	127.7
Investment and Corporate Group	(43,596)	(19,215)	(18,354)	(435.2)	(31.9)	51.0

Total operating income (loss)	$10,017	$60,107	$(35,983)	100.0%	100.0%	100.0%

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Advertising	$733,826	$710,849	$804,462
Circulation	277,264	247,175	278,321
Job printing	16,427	16,669	25,092
Other	33,686	31,469	38,446

Total operating revenues	1,061,203	1,006,162	1,146,321
Operating costs and expenses	996,333	891,903	1,108,576
Depreciation and amortization	54,853	54,152	73,728

Operating income (loss)	10,017	60,107	(35,983)
Interest expense	(55,559)	(58,772)	(78,639)
Amortization of deferred financing costs	(2,855)	(5,585)	(10,367)
Interest and dividend income	25,411	18,782	64,893
Other income (expense), net	75,641	(172,783)	(303,318)

Earnings (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	52,655	(158,251)	(363,414)
Income taxes (benefit)	121,638	50,132	(23,038)

Loss before minority interest, and cumulative effect of change in accounting principle	(68,983)	(208,383)	(340,376)
Minority interest	5,325	2,167	(13,803)

Loss before cumulative effect of change in accounting principle	(74,308)	(210,550)	(326,573)
Cumulative effect of change in accounting principle	—	(20,079)	—

Net loss	$(74,308)	$(230,629)	$(326,573)

Diluted loss per share	$(0.85)	$(2.40)	$(3.31)

2003 Compared with 2002

Net Loss

      The net loss for the year ended December 31, 2003 amounted to $74.3 million or $0.85 per diluted share compared to a net loss of $230.6 million for the year ended December 31, 2002 or a net loss of $2.40 per share. The net losses in 2003 and 2002 included a large number of infrequent and unusual items. Infrequent items are included in “Operating costs and expenses” and unusual items are included in “Other income (expense), net.”

Operating Revenues and Operating Income

      Operating revenues and operating income in 2003 were $1,061.2 million and $10.0 million, respectively, compared with $1,006.2 million and $60.1 million, respectively, in 2002. The increase in operating revenues of $55.0 million was principally due to an increase in revenue at the U.K. Newspaper Group in U.S. dollar terms, as a consequence of the strengthening of the British pound against the U.S. dollar, and smaller revenue gains at both the Chicago and Canadian Newspaper Groups. The decrease in operating income of $50.1 million was largely due to increased operating costs in the U.K., costs of $24.1 million related to restitution to and settlement of litigation with advertisers at the Chicago Sun-Times for previous overstatements of circulation levels, an increase in expenses related to stock-based compensation of $6.7 million and the costs related to the Special Committee investigation and related litigation involving Black, Radler and others of $10.1 million.

Operating Costs and Expenses

      Operating costs and expenses increased by $104.4 million to $996.3 million in 2003 from $891.9 million in 2002. The increase in total operating cost was principally due to an increase in costs at the U.K. Newspaper Group in U.S. dollar terms, as a consequence of the strengthening of the British pound against the U.S. dollar. In addition to the effects of foreign currency fluctuations, costs increased due to stock-based compensation and several other items that are infrequent in nature. Included as infrequent items are the previously described costs of approximately $10.1 million related to the Special Committee investigation and related litigation involving Black, Radler and others and approximately $24.1 million of costs related to restitution to and settlement of litigation with advertisers in the Chicago Sun-Times for previous overstatements of circulation levels. These costs were partially offset by the reversal of excess accruals for provisions for doubtful accounts at the Chicago Group.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

      EBITDA is a financial measure of operational profitability and is presented to assist in understanding the Company’s operating results. However, it is not intended to represent cash flow or results of operations in accordance with U.S. GAAP. The Company monitors EBITDA to isolate the impact of financial structure and major capital expenditures at the business unit level as the impact of those matters is largely a consequence of decisions made by the corporate office. Further, valuation of the Company’s separate business units on asset sales has historically been predicated on multiples of EBITDA. The table below presents a reconciliation of EBITDA to operating income (loss) and net loss on a consolidated basis. The Company’s definition and calculation of EBITDA may be different from the definitions and calculations presented by other companies, including competitors, and therefore EBITDA results may not be comparable among companies.

	Year Ended December 31,

	2003	2002	2001

	(Amounts in thousands)
EBITDA	$64,870	$114,259	$37,745
Less: Depreciation	38,499	37,001	37,968
Amortization of intangible assets	9,738	9,797	28,630
Amortization of capitalized telemarketing costs	6,616	7,354	7,130

Operating income (loss)	10,017	60,107	(35,983)
Other income (expense):
Interest expense	(55,559)	(58,772)	(78,639)
Amortization of deferred financing costs	(2,855)	(5,585)	(10,367)
Interest and dividend income	25,411	18,782	64,893
Other income (expense), net	75,641	(172,783)	(303,318)

Total other income (expense)	42,638	(218,358)	(327,431)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	52,655	(158,251)	(363,414)
Income taxes (benefit)	121,638	50,132	(23,038)

Loss before minority interest and cumulative effect of change in accounting principle	(68,983)	(208,383)	(340,376)
Minority interest	5,325	2,167	(13,803)

Loss before cumulative effect of change in accounting principle	(74,308)	(210,550)	(326,573)
Cumulative effect of change in accounting principle	—	(20,079)	—

Net loss	$(74,308)	$(230,629)	$(326,573)

      EBITDA for the year ended December 31, 2003 was $64.9 million compared to $114.3 million for the year ended December 31, 2002. The decrease in EBITDA for 2003 compared to 2002 is due primarily to the overall increase in revenue, offset by increases in stock-based compensation, costs incurred with respect to the Special Committee investigation, costs related to restitution to and settlement of litigation with advertisers at The Chicago Sun-Times and by increases in operating costs.

Interest Expense

      Interest expense totaled $55.6 million and $58.8 million for the years ended December 31, 2003 and 2002, respectively. Interest expense in 2003 included the mark-to-market losses on the value of the $250.0 million interest rate swaps on the 9% Senior Notes. In 2003, the mark-to-market valuation of these swaps resulted in a net loss of $5.6 million. Excluding the impact of the mark-to-market valuation of these swaps, interest expense reflected lower average interest rates on long-term debt for 2003. The effective rates of interest on long-term debt were reduced through the use of a fixed to floating interest rate swap on $250.0 million of the 9% Senior Notes, partially offset by a cross-currency floating to fixed interest rate swap on the Senior Credit Facility. The mark-to-market effect of the cross-currency floating to fixed interest rate swap is reflected in “— Other Income (Expense), Net,” below. See “ — Liquidity and Capital Resources.”

Interest and Dividend Income

      Interest and dividend income was $25.4 million in 2003 compared with $18.8 million in 2002. The increase of $6.6 million arose primarily from interest that accrued on amounts receivable identified in the Restructuring Agreement. This increase was partially offset as the Company ceased recognizing interest on amounts due from CanWest, pending resolution of the arbitration (See Note 22 of Notes to Consolidated Financial Statements herein), and reflected lower average cash deposits throughout 2003.

Other Income (Expense), Net

      Other income (expense), net in 2003 was income of $75.6 million compared to a net expense of $172.8 million in 2002. Included in the income in 2003 was the write-off of deferred financing costs and premiums paid of $37.3 million on the redemption of the Company’s 9.25% Senior Subordinated Notes in January 2003 and the $1.1 million write-off of deferred financing costs recognized on the $45.0 million partial repayment of term loans advanced under the Senior Credit Facility. The Company also recognized a write-down of approximately $6.8 million relating to the FDR Collection. See “Item 1 — Business — Recent Developments — Report of the Special Committee.” These costs were partially offset by $31.5 million of restitution received or receivable from certain officers and directors of the Company under the terms of the Restructuring Agreement. Of these amounts, $1.2 million was received in 2003 and the remaining $30.3 million has been collected in 2004. The recovery of $602,500 from Boultbee has not been recognized in the Company’s consolidated financial statements and is a component of a lawsuit pending before the courts. For 2002, the other expense, net of $172.8 million primarily consisted of the write down of investments of $40.5 million, the loss of $15.2 million related to the TRES and losses incurred on the early extinguishment of debt of approximately $35.5 million.

      Also included in Other income (expense), net is the net effect of foreign currency gains and losses, which, in 2003, amounted to net foreign currency gains of $114.1 million compared with net foreign currency losses of $86.9 million in 2002. Foreign exchange gains on the Participation Trust obligations were $122.3 million and were primarily responsible for the net gain in 2003, while losses of $78.2 million on the substantial liquidation of the Company’s investment in the Canadian Newspaper Group accounted for the major portion of the loss in 2002. Gains on the Participation Trust obligation were partially offset by mark-to-market losses of $21.7 million on the cross-currency interest rate swap on the Senior Credit Facility during 2003.

Income Taxes

      Income tax expense in 2003 was $121.6 million compared to an expense of $50.1 million in 2002. In each year, income tax expense varies substantially from the amount of income tax expense (benefit) that would be “expected” by applying the U.S. Federal income tax rate to earnings (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle; a reconciliation of these amounts is presented in Note 24 of Notes to Consolidated Financial Statements. In both 2003 and 2002, the principal variances from “expected” tax expense (benefit) result from provisions for contingent liabilities to cover additional taxes and interest that the Company may be required to pay in various tax jurisdictions; such provisions aggregated $108.2 million in 2003 and $45.3 million in 2002. Also in 2002, the Company recorded a provision of $38.9 million for the tax impacts of the disposition and liquidation of its Canadian operations. In both years, the Company recorded changes in the valuation allowance related to its deferred tax assets to give effect to its assessment of the prospective realization of certain future tax benefits; the allowance was increased by $17.4 million in 2002 and decreased by $12.3 million in 2003.

Minority Interest

      Minority interest in 2003 was $5.3 million compared to $2.2 million in 2002. Minority interest represents the minority share of net earnings of Hollinger L.P. The increase primarily reflected the minority interest’s share of foreign exchange gains in Hollinger L.P. relating to the exchange exposure to the Participation Trust, as a result of the strengthening of the Canadian dollar.

2002 Compared with 2001

Net Loss

      The Company had a net loss of $230.6 million in 2002 compared with a net loss of $326.6 million in 2001. The net losses in 2002 and 2001 included a large number of infrequent and unusual items as well as an adjustment to reflect the cumulative effect of a change in accounting principle. Infrequent items are included in “Other operating costs and expenses” and unusual items are included in “Other income (expense), net.”

Operating Revenues and Operating Income (Loss)

      Operating revenues and operating income in 2002 were $1,006.2 million and $60.1 million, respectively, compared with operating revenues of $1,146.3 million and an operating loss of $36.0 million in 2001. The decrease in operating revenues was primarily due to the sale of most of the remaining Canadian newspapers to Osprey Media and the sale of the Company’s remaining 50% interest in the National Post. These declines were partially offset by increases in revenue in the U.K. Newspaper Group, in U.S. dollar terms, as a consequence of the strengthening of the British pound against the U.S. dollar. The increase in operating income was primarily due to the disposition of the Company’s remaining 50% interest in the National Post in August 2001, lower consumption of and prices for newsprint throughout the year, reduced compensation costs, lower operating costs in general, reduced amortization charges largely as a consequence of the adoption of SFAS No. 142 and fewer infrequent items.

Operating Expenses

      Operating costs and expenses were $891.9 million in 2002 compared with $1,108.6 million in 2001, a decrease of $216.7 million. Newsprint expense was $147.5 million in 2002 compared with $204.4 million in 2001, a decrease of $56.9 million or 27.8%. The decrease was primarily due to lower consumption at the U.K. Newspaper Group, the sales of Canadian newspaper properties in 2001 and declining newsprint prices. Average newsprint prices at both the U.K. Newspaper Group and Chicago Group year over year were lower. Compensation costs were $309.0 million in 2002 compared to $361.7 million in 2001, representing a year-over-year decrease of $52.7 million or 14.6%. Other operating costs of $435.3 million in 2002 decreased year-over-year by $107.2 million or 19.8% from $542.5 million in 2001. These reductions were mainly due to both the sales of publishing properties and concerted efforts to reduce costs in the face of a difficult advertising market. Infrequent items in 2002 amounted to $1.0 million compared with $21.7 million in 2001. Infrequent items in 2001 included a one-time expense related to a pension and post-retirement plan liability adjustment of $12.4 million as well as $4.7 million of duplicated costs resulting from operating two printing plants during start-up of the new plant in Chicago.

Interest Expense

      Interest expense was $58.8 million in 2002 compared to $78.6 million in 2001, a decrease of $19.8 million. The decrease was largely a consequence of the retirement of a portion of long-term debt in 2001 and a partial repayment of the Company’s 8.625% senior notes in March 2002. The source of the cash for repayment was the sale of the participation interests in the CanWest Debentures in 2001.

Interest and Dividend Income

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

Other Income (Expense), Net

      Other expense of $172.8 million in 2002 included charges in respect of writedowns of investments of $40.5 million and a loss of $15.2 million relating to the TRES. The TRES arrangements were retired in their entirety in December 2002. In addition, the Company incurred a cost of $35.5 million in relation to the early termination of outstanding debt. Other expense in 2001 amounted to $303.3 million and included a net loss on the sale of investments of $147.2 million, being primarily the loss on sale of participations in CanWest Debentures and a loss on sale of CanWest shares, a net loss of $1.2 million on sale of publishing interests, including a $78.2 million loss on the sale of the National Post offset primarily by gains on sales of Canadian properties, a $48.0 million write-down of investments, a $73.9 million loss in respect of the TRES and $15.1 million in losses from equity accounted companies.

      Included in other income (expense), net were foreign currency losses in 2002 of $86.9 million compared with $1.3 million in 2001. The 2002 loss principally consisted of a $78.2 million loss incurred as a result of the substantial liquidation of the Company’s investment in the Canadian Newspaper Group and the related repatriation of funds to the United States. Prior to 2002, the cumulative foreign exchange losses associated with the Canadian investment were included in the accumulated other comprehensive loss component of stockholders’ equity.

Income Taxes

      Income tax expense in 2002 was $50.1 million compared to a tax benefit of $23.0 million in 2001. In each year, income tax expense (benefit) varies substantially from the amount of income tax benefit that would be “expected” by applying the U.S. Federal income tax rate to the loss before income taxes, minority interest, and cumulative effect of change in accounting principle; a reconciliation of these amounts is presented in Note 24 of Notes to Consolidated Financial Statements. In both 2002 and 2001, the principal variances from the “expected” tax benefit result from provisions for contingent liabilities to cover additional taxes and interest that the Company may be required to pay in various tax jurisdictions; such provisions aggregated $45.3 million in 2002 and $31.2 million in 2001. The Company increased the valuation allowance with respect to its net deferred tax assets by $17.4 million in 2002 and $27.2 million in 2001. The Company also recorded provisions of $38.9 million in 2002 and $5.1 million in 2001 for the tax impacts of the disposition and liquidation of its Canadian operations. The losses related to the TRES are not deductible for tax purposes; variances attributable to the TRES losses were $5.3 million in 2002 and $28.1 million in 2001.

Minority Interest

      Minority interest in 2002 was $2.2 million, compared to a credit of $13.8 million in 2001. The credit in 2001 resulted primarily from the minority stockholders’ share of National Post losses to August 31, 2001, offset by the minority interest’s share of earnings of Hollinger L.P.

Change in Accounting Principle

      The transitional provisions of SFAS No. 142 required the Company to assess whether goodwill was impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using a multiple of maintainable normalized cash earnings. As a result of this transitional impairment test, and based on the methodology adopted, the Company determined that the carrying amount of The Jerusalem Post properties was in excess of its estimated fair value. Accordingly, the value of goodwill attributable to The Jerusalem Post was written down in its entirety. The write-down of $20.1 million (net of tax of nil) was reflected in the Consolidated Statement of Operations as of January 1, 2002 as a cumulative effect of a change in accounting principle. The Company determined that the fair value of each of the other reporting units was in excess of its respective carrying amount, both on adoption and at year end for purposes of the annual impairment test. See Note 1(i) of Notes to Consolidated Financial Statements herein.

Segment Results

      The Company divides its business into five principal segments; the Chicago Group, the Community Group, the U.K. Newspaper Group, the Canadian Newspaper Group, and the Investment and Corporate Group.

      Below is a discussion of the results of operations of the Company by operating segment.

Chicago Group

      The following table sets forth, for the Chicago Group, for the periods indicated, certain results of operations items and related percentage relationships.

	Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(Dollars in thousands)			(Percentage)
Operating revenues:
Advertising	$352,029	$341,262	$338,521	78.1%	77.2%	76.4%
Circulation	86,532	89,427	92,716	19.2	20.2	20.9
Job printing and other	12,228	11,089	11,647	2.7	2.6	2.7

Total operating revenues	450,789	441,778	442,884	100.0	100.0	100.0

Operating costs:
Newsprint	65,109	60,146	76,399	14.4	13.6	17.3
Compensation costs	170,483	170,895	178,672	37.8	38.7	40.3
Other operating costs	154,985	136,141	144,963	34.5	30.8	32.7
Depreciation	19,344	18,847	17,955	4.3	4.3	4.1
Amortization	16,354	17,151	19,933	3.6	3.9	4.5

Total operating costs	426,275	403,180	437,922	94.6	91.3	98.9

Operating income	$24,514	$38,598	$4,962	5.4%	8.7%	1.1%

2003 Compared with 2002

      Operating revenues for the Chicago Group were $450.8 million in 2003 compared to $441.8 million in 2002, which is an increase of $9.0 million or 2.0%.

      Advertising revenue was $352.0 million in 2003 compared with $341.3 million in 2002, an increase of $10.7 million or 3.1%. The overall increase was a result of higher advertising revenue in each of retail (3.8%) and national advertising (6.3%).

      Circulation revenue was $86.5 million in 2003 compared with $89.4 million in 2002, a decrease of $2.9 million or 3.2%. The decline in circulation revenue was attributable primarily to volume declines in the single copy market. Sunday single copy sales declined, and although the volume of Sunday home delivery increased, the increased volume was achieved at discounted price levels.

      Although the Company’s investigation of the inflation of circulation figures revealed the source of the declines in circulation revenues, the inflation of circulation figures itself did not result in the misstatement of circulation revenues recognized by the Chicago Group. See discussion of “Other operating costs”, below and “Item 1 — Business — Recent Developments — The Chicago Sun-Times Circulation Overstatement.”

      Printing and other revenue was $12.2 million in 2003 compared with $11.1 million in 2002, an increase of $1.1 million or 9.9%.

      Total operating costs in 2003 were $426.3 million compared with $403.2 million in 2002, an increase of $23.1 million or 5.7%.

      Newsprint expense was $65.1 million for 2003, compared with $60.1 million in 2002, an increase of $5.0 million or 8.3%. Total newsprint consumption in 2003 increased approximately 4% compared with 2002, and the average cost per tonne of newsprint in 2003 was approximately 7% higher than in 2002. Reflected in newsprint costs for 2003 was a favorable recovery against a previously recorded allowance for unusable newsprint, which reduced newsprint expense by $2.2 million.

      Compensation costs in 2003 were $170.5 million compared with $170.9 million in 2002, a decrease of $400,000 or 0.2%. In 2003, labor cost savings were achieved in production and circulation with the implementation of new technology and further consolidation of the distribution network. These declines were partially offset by a 3% increase in employee benefit costs.

      Other operating costs in 2003 were $155.0 million compared with $136.1 million in 2002, an increase of $18.9 million or 13.9%. Other operating costs, excluding infrequent items discussed below, decreased in 2003 primarily as a result of a decrease in the provisions for doubtful accounts. During 2003, the Chicago Group updated underlying assumptions used for estimating its allowance for doubtful accounts and determined it could reduce the allowance by approximately $5.0 million. This reduction was partially offset by cost increases due to the launch of a free distribution newspaper during the fourth quarter of 2002 and increases in insurance costs. These increases were partially offset by savings achieved in facilities rental and a reduction in distribution costs.

      Also included in other operating costs in 2003 were infrequent items of $24.1 million compared to $0.5 million in 2002. In 2003, the Chicago Group recorded costs of $24.1 million for restitution to and settlement of litigation with advertisers as a result of the overstatement of circulation levels in the current and prior years. Infrequent items in 2002 were remaining pre-operating costs from the start-up of the new printing facility.

      Depreciation and amortization in 2003 was $35.7 million compared with $36.0 million in 2002, a reduction of $300,000. The Chicago Sun-Times moved its headquarters in 2004. This resulted in significant capital expenditures in 2004. See “— Liquidity and Capital Resources”.

      Operating income in 2003 was $24.5 million compared with $38.6 million in 2002, a decrease of $14.1 million or 36.5%. The change reflected the combined impact of the items noted above.

     2002 Compared with 2001

      Operating revenues for 2002 were $441.8 million compared with $442.9 million in 2001, a negligible change from the prior year. Advertising revenue of $341.3 million in 2002 increased marginally by $2.8 million over 2001 advertising revenue of $338.5 million. Declines in circulation revenue of $3.3 million or, 3.6% from

$92.7 million in 2001 to $89.4 million in 2002 reflected both price discounting and a decline in circulation copies.

      Total operating costs and expenses were $403.2 million in 2002, a decrease of $34.7 million or 7.9% from $437.9 million in 2001. Cost savings were achieved across the board with reductions in compensation costs of $7.8 million to $170.9 million, in newsprint costs of $16.3 million to $60.1 million and in other operating costs of $8.8 million to $136.1 million. Reductions in compensation and other operating costs were the consequence of cost management initiatives undertaken during the course of 2002 and 2001. Newsprint cost reductions were the consequence of commodity price decreases as well as reductions in per copy consumption. Consumption savings were partially offset by increased requirements for bulk sale programs. Average newsprint unit price was approximately 21% lower in 2002 than in 2001. Infrequent items in 2002 were $0.5 million compared to $4.8 million in 2001. These costs, in both years, related primarily to pre-operating costs associated with the new printing facility which became fully operational in 2002.

      At $18.8 million in 2002, depreciation was up by $800,000 over 2001. Amortization, largely as a consequence of the implementation of SFAS No. 142, was down by $2.7 million from $19.9 million in 2001 to $17.2 million in 2002.

      Operating income for the Chicago Group was $38.6 million in 2002, an increase of $33.6 million over 2001. The improvement reflected the above cost savings, as well as a $4.3 million reduction in infrequent items in 2002, which were partially offset by small revenue declines.

Community Group

      The following table sets forth, for the Community Group, for the periods indicated, certain results of operations items and related percentage relationships.

	Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(Dollars in thousands)			(Percentage)
Operating revenues:
Advertising	$3,585	$3,937	$5,806	34.5%	29.8%	30.4%
Circulation	5,717	6,082	7,751	55.0	46.0	40.5
Job printing and other	1,095	3,212	5,558	10.5	24.2	29.1

Total operating revenues	10,397	13,231	19,115	100.0	100.0	100.0

Operating costs:
Newsprint	949	1,501	2,031	9.1	11.3	10.6
Compensation costs	6,735	7,161	9,817	64.8	54.1	51.4
Other operating costs	7,969	7,417	9,613	76.7	56.1	50.3
Depreciation	1,345	2,370	1,268	12.9	17.9	6.6
Amortization	—	—	873	—	—	4.6

Total operating costs	16,998	18,449	23,602	163.5	139.4	123.5

Operating loss	$(6,601)	$(5,218)	$(4,487)	(63.5)%	(39.4)%	(23.5)%

     2003 Compared to 2002

      Operating revenue and operating costs for the Community Group were $10.4 million and $17.0 million, respectively, in 2003 compared with $13.2 million and $18.4 million, respectively, in 2002. The decline in revenue and increase in operating loss was primarily attributable to the loss of business under a contract for the printing of the Golden Pages, a commercial telephone directory. Subsequent to 2003, the publisher at The Jerusalem Post was replaced.

     2002 Compared with 2001

      Operating revenues and operating costs were $13.2 million and $18.4 million in 2002, respectively, compared to $19.1 million and $23.6 million in 2001, respectively. During the third quarter of 2001, the sole remaining U.S. Community Group newspaper was sold, affecting comparative revenue by $800,000 with a minimal impact on operating loss. Operating losses in 2002 and 2001 amounted to $5.2 million and $4.5 million, respectively.

U.K. Newspaper Group

      The following table sets forth, for the U.K. Newspaper Group, for the periods indicated, certain results of operations items and related percentage relationships.

	Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(Dollars in thousands)			(Percentage)
Operating revenues:
Advertising	$319,358	$316,295	$329,758	61.5%	65.7%	67.8%
Circulation	173,327	140,802	136,093	33.4	29.2	28.0
Job printing and other	26,790	24,430	20,523	5.1	5.1	4.2

Total operating revenues	519,475	481,527	486,374	100.0	100.0	100.0

Operating costs:
Newsprint	75,402	80,667	93,225	14.5%	16.8	19.2
Compensation costs	107,488	94,092	93,409	20.7	19.5	19.2
Other operating costs	281,469	245,926	252,056	54.2	51.1	51.8
Depreciation	14,433	12,763	10,728	2.8	2.6	2.2
Amortization	—	—	9,106	—	—	1.9

Total operating costs	478,792	433,448	458,524	92.2	90.0	94.3

Operating income	$40,683	$48,079	$27,850	7.8%	10.0%	5.7%

     2003 Compared to 2002

      Operating revenues for the U.K. Newspaper Group were $519.5 million in 2003 compared with $481.5 million in 2002, an increase of $38.0 million or 7.9%. In pounds sterling, operating revenues in 2003 were £317.8 million compared with £320.9 million in 2002, a decrease of £3.1 million or 1.0%.

      Advertising revenue, in local currency, was £195.5 million in 2003 compared with £211.0 million in 2002, a decrease of £15.5 million or 7.4%. Recruitment advertising revenue decreased by 18.3% and display-advertising revenue decreased 6.7%. Financial advertising was also particularly affected in 2003, decreasing approximately £3.5 million or 13.8% from 2002, due to the continuing advertising recession in the U.K., a reflection of the effect of the weak economy on employment, corporate financings and mergers and acquisitions.

      Circulation revenue, in local currency, was £106.0 million in 2003 compared with £93.6 million in 2002, an increase of £12.4 million or 13.2%. Circulation revenues increased as a consequence of increases in the price of daily and Sunday newspapers. The increases were in September 2003 for the daily paper (£0.05 on Monday to Friday) and May 2003 for the Sunday paper (£0.20). In October 2003, there was a price increase for the Saturday paper (£0.10). Circulation volume declined during 2003 from that in the prior year period primarily as a result of management’s decision to reduce both bulk and foreign print sales and to reinvest the significant associated cost savings in developing the newspapers.

      Total operating costs in 2003 were $478.8 million compared with $433.4 million in 2002, an increase of $45.4 million or 10.5%. In local currency, total operating costs in 2003 were £292.5 million compared to

£288.3 million in 2002, an increase of £4.2 million or 1.5%. Total operating costs in dollar terms in 2003 increased over 2002 largely due to a strengthening of the British pound.

      Newsprint costs for 2003, in local currency, were £46.2 million compared with £53.8 million in 2002, a decrease of £7.6 million or 14.1%. The decrease resulted from a 7.1% reduction in consumption due to lower pagination as a result of lower advertising revenue and the reduction of bulk and foreign production, and a 7.5% reduction in the average price per tonne of newsprint. Newsprint prices negotiated for 2004 are consistent with prices in 2003.

      Compensation costs for 2003, in local currency, were £65.7 million compared with £62.6 million in 2002, an increase of £3.1 million or 4.9%. Compensation costs increased due to a combination of salary increases and higher employment related expenses.

      Other operating costs, in local currency, were £171.9 million in 2003 compared with £163.5 million in 2002, an increase of £8.4 million or 5.1%. The year-over-year increase in costs related primarily to the cost of commissioning new printing presses at Trafford Park, pension fund adjustments and the impact of the strategy to develop and market newspapers, partly offset by reductions to bulk and foreign supplies.

      Also included in other operating costs in 2003 were infrequent items, in local currency, of £2.5 million and £0.4 million in 2002. In both 2003 and 2002, these costs were comprised primarily of severance for positions that were permanently eliminated.

      Depreciation and amortization for 2003 was £8.8 million compared with £8.5 million in 2002. Depreciation and amortization levels are expected to decrease in 2004 due to a significant number of assets becoming fully depreciated during the year.

      Operating income was $40.7 million for the year ended December 31, 2003, down $7.4 million from $48.1 million in 2002. This decrease reflected the changes discussed.

2002 Compared with 2001

      Operating revenues for the U.K. Newspaper Group in 2002 were $481.5 million, a $4.9 million or 1.0% decrease from the $486.4 million generated in 2001. In pounds sterling, there was a £16.6 million decrease in 2002 to £320.9 million from £337.5 million in 2001. That decrease was largely mitigated upon translation into U.S. dollars by favorable changes in foreign exchange rates during the year. The decrease largely related to declining advertising revenues, down by £17.7 million to £211.0 million in 2002 from £228.7 million in 2001, a 7.7% decline. Advertising revenues were particularly hard hit by declining linage in the high rate areas of recruitment and financial. With single copy rate increases of 5p in each of September of 2002 and 2001, circulation revenue was relatively stable at £93.6 million compared to £94.5 million in 2001. Other operating revenues, largely contract printing, increased by 14% or £2.0 to £16.3 million from £14.3 million in 2001.

      Total operating costs and expenses in 2002 were $433.4 million, a reduction of $25.1 million or 5.5% from $458.5 million. In local currency, total operating costs were £288.4, a decrease of £29.9 million or 9.4% from £318.3 in 2001. Newsprint costs accounted for the largest portion of the decrease, with costs down by £11.0 million to £53.8 million in 2002, a decrease of 16.9%. Average newsprint unit costs declined by 9.9% with the balance of savings generated by reduced consumption, in part as a consequence of reduced advertising revenues. Compensation costs were down by £2.3 million to £62.6 million, a 3.5% reduction.

      Operating income showed a substantial improvement of $20.2 million to $48.1 million in 2002 from $27.9 million in 2001 with operating profit margin increasing to 10.0% from 5.7%. Operating income continued to be affected by the decline in advertising revenue, which started in 2001 and continued through 2002. Exchange rates had a favorable impact in 2002, however, with the average exchange rate of pounds sterling into U.S. dollars improving from 1.44 in 2001 to 1.50 in 2002.

Canadian Newspaper Group

      The following table sets forth, for the Canadian Newspaper Group, for the periods indicated, certain results of operations items and related percentage relationships.

	Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(Dollars in thousands)			(Percentage)
Operating revenues:
Advertising	$58,854	$49,355	$130,377	73.1%	70.9%	65.9%
Circulation	11,688	10,864	41,761	14.5	15.6	21.1
Job printing and other	10,000	9,407	25,810	12.4	13.5	13.0

Total operating revenues	80,542	69,626	197,948	100.0	100.0	100.0

Operating costs:
Newsprint	6,810	5,210	32,769	8.5	7.5	16.6
Compensation costs	43,511	33,713	77,005	54.0	48.4	38.9
Other operating costs	33,648	31,539	122,300	41.8	45.3	61.7
Depreciation	1,556	1,301	6,661	1.9	1.9	3.4
Amortization	—	—	5,167	—	—	2.6

Total operating costs	85,525	71,763	243,902	106.2	103.1	123.2

Operating loss	$(4,983)	$(2,137)	$(45,954)	(6.2)%	(3.1)%	(23.2)%

     2003 Compared with 2002

      Operating revenues in the Canadian Newspaper Group in 2003 were $80.5 million compared with $69.6 million in 2002. The increase in revenue was primarily a reflection of the strengthening Canadian dollar against the U.S. dollar, although there were increases in revenue in local currency. During 2003, advertising revenue was higher primarily due to growth of the economy in general. This growth was partly offset by a reduction of advertising during the fourth quarter in the automobile sector. Circulation levels remained relatively constant in 2003 compared to 2002.

      The operating loss of the Canadian Newspaper Group was $5.0 million in 2003 compared to $2.1 million in 2002. The 2003 results for the Canadian Newspaper Group included an increase in pension and post-retirement obligation expense of Cdn. $5.8 million primarily relating to employees formerly employed by Southam Inc. and in respect of whom the obligations were not assumed by CanWest, purchaser of the related newspapers. In addition, the cost of newsprint increased slightly, but this was partially offset by management of the amount of newsprint used. The effect of the increase in foreign exchange rates on operating costs was approximately offset by the increase in revenue.

      The Canadian Newspaper Group experienced an increase in competition in certain markets where the Company has publications. This did not have a significant effect on results in 2003, but may become a factor in 2004 as competing newspaper groups are aggressively entering markets, both where the Company publishes and where it does not currently publish.

2002 Compared with 2001

      Operating revenues were $69.6 million in 2002 and $197.9 million in 2001, a decline of $128.3 million. The primary reason for the decline was the sale of the Company’s remaining 50% interest in the National Post to CanWest at the end of August 2001 and the sale of a large number of the Canadian community newspaper properties to Osprey Media in July and November of 2001. Beyond that, advertising revenues at operations owned in both years declined during the year, particularly for the magazine group. Same store revenues were

Cdn.$108.8 million in 2002 compared with Cdn. $114.1 million in 2001. Exchange rates had a small adverse impact on revenues.

      Operating loss in 2002 was $2.1 million compared to $46.0 million in 2001. The reduction in operating loss was largely due to the sale of the remaining 50% interest in the National Post. Operating income in 2001 was also adversely affected by overhead costs of Cdn.$3.8 million that were not incurred in 2002 as well as a charge of Cdn.$2.6 million relating to retired employee obligations of the newspaper properties sold to CanWest in 2000, which obligations were retained by the Company. The comparable expense in 2002 was Cdn.$4.4 million.

Investment and Corporate Group

      The following table sets forth, for the Investment and Corporate Group, for the periods indicated, certain results of operations items.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Operating costs:
Compensation costs	$10,686	$3,171	$2,773
Other operating costs	31,089	14,324	13,544
Depreciation	1,821	1,720	1,356
Amortization	—	—	681

Total operating costs	43,596	19,215	18,354

Operating loss	$(43,596)	$(19,215)	$(18,354)

2003 Compared with 2002

      Operating costs of the Investment and Corporate Group were $43.6 million in 2003 compared with $19.2 million in 2002. Included in the costs for the Investment and Corporate Group in 2003 was $10.1 million relating to the investigation and review being conducted by the Special Committee and related litigation. These costs were reflected as other operating costs in the Company’s Consolidated Statement of Operations. Included in the $10.1 million are legal fees and other professional fees related to the Special Committee investigation and related litigation and legal fees of approximately $1.6 million advanced by the Company on behalf of current and former directors and officers. The Company also incurred stock-based compensation charges of approximately $6.7 million in 2003. These costs were incurred as a result of modifications made to options granted to individuals that lengthened the period of time that their options would be exercisable after their employment with the Company was terminated and the impact of repriced options. Included in the $6.7 million is a charge of approximately $800,000 related to the extension of the option exercise period granted to Radler as part of the Restructuring Agreement.

      As noted in the description of the Special Committee Report (“Item 1 — Business — Recent Developments — Report of the Special Committee”), the Company terminated the management services agreements with RMI, Moffat and Black-Amiel effective June 1, 2004. Under the Restructuring Agreement, the Company proposed to pay fees totalling approximately $500,000 for the five-month period ended June 1, 2004. RMI did not respond to the proposal except to assert that the previously existing level of fees should be maintained. During 2003, the Company incurred costs of approximately $7.5 million related to the maintenance and use of the corporate aircraft. Of this amount, approximately $1.2 million was charged to Hollinger Inc. Both the management fees and aircraft costs were incurred at the corporate group level and allocated, in part, to the operating segments in 2003, 2002 and 2001. With the termination of the management services agreement and the sale of one aircraft and lease cancellation of the other, similar charges will not be incurred in future periods. While the Company is expecting to see savings as a result of the above changes, it has also incurred new costs in relation to relocating part of its corporate office function from Toronto, Ontario to Chicago, Illinois, as well as costs in relation to developing and strengthening the Company’s systems of internal controls.

2002 Compared with 2001

      Operating costs of the Investment and Corporate Group were $19.2 million, compared with $18.4 million in 2001, an increase of $800,000.

Liquidity and Capital Resources

      The Company believes it has sufficient liquidity to meet its financial obligations for the foreseeable future with liquidity available from cash on hand, the sale of assets, operating cash flows and debt financing.

      Using proceeds from the sale of the Telegraph Group on July 30, 2004, the Company fully repaid and cancelled its Senior Credit Facility and purchased and retired substantially all of its 9% Senior Notes through a tender offer and consent solicitation. All but $9.4 million of the $300.0 million in principal amount of the 9% Senior Notes were purchased through the tender and all covenants were removed on the untendered 9% Senior Notes. The Company has since purchased in the open market and retired an additional $3.4 million in principal amount of the 9% Senior Notes. After the sale of the Telegraph Group and debt reduction, as of September 30, 2004, the Company had $747.6 million in cash and $14.4 million in long-term debt.

      With the sale of the Telegraph Group, the Company is heavily dependent upon the Chicago Group for cash flow. That cash flow in turn is dependent on the Chicago Group’s ability to sell advertising in its market. The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions.

      The following table summarizes the Company’s cash and debt positions as of the dates indicated:

	September 30, 2004	December 31, 2003

	(In thousands)
Cash and cash equivalents	$747,611	$134,494

8.625% Senior Notes, due 2005	5,082	5,082
9% Senior Notes due 2010	6,000	300,000
Senior Credit Facility (including current portion)	—	217,129
Obligations under capital lease	—	1,944
Other	3,314	5,117

Total long-term debt	$14,396	$529,272

      Currently, there are activities underway or under consideration that will reduce the Company’s cash position as compared to the cash position as of September 30, 2004. The Company is attempting to purchase the remaining $6.0 million in principal amount of the 9% Senior Notes. On December 16, 2004, the Board of Directors declared a Special Dividend on the Company’s Class A and Class B Common Stock in an aggregate amount of approximately $227.0 million payable on January 18, 2005. The Board of Directors intends to distribute an additional amount of approximately $273.0 million either by way of a tender offer or a second special dividend. There can be no assurance that the second distribution will be made or, if made, whether it will be in the form of a tender offer or a dividend, and if a tender offer, as to the price or form such offer will take. On December 16, 2004, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share payable on the Company’s Class A and Class B Common Stock on January 18, 2005.

      On November 30, 2004, the Company paid the National Post Company Cdn.$26.5 million (including interest and costs) in full satisfaction of a judgment obtained against the Company. The judgment was in relation to a dispute arising from CanWest’s purchase of the Company’s remaining 50% interest in the National Post. On December 15, 2004, the Company completed the sale of The Palestine Post Limited, the publisher of The Jerusalem Post and related publications for $13.2 million. On November 19, 2004, the Company received approximately $133.6 million from the sale to CanWest of its beneficial interest in the CanWest Debentures held by the Company and residual interests in the Participation Trust that was attributable to foreign currency exchange. The Company also recently completed the sale of its 50% real estate joint venture interest in Chicago and related real estate for net proceeds of $70.7 million.

      The Company also recognizes that there may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). As of December 31, 2003, the Company has recorded accruals to cover contingent liabilities for income taxes, which are presented as other tax liabilities classified as follows in the Company’s Consolidated Balance Sheet:

December 31, 2003

(In thousands)
Classified as current liabilities	$455,599
Classified as non-current liabilities	293,211

$748,810

      The accruals are intended to cover contingent liabilities related to additional taxes and interest the Company may be required to pay. See Note 24 of Notes to Consolidated Financial Statements. In periods subsequent to December 31, 2003, the Company will continue to record provisions to cover contingent liabilities for additional interest it may be required to pay in various tax jurisdictions.

      A substantial portion of the accruals to cover contingent liabilities for income taxes relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes, but the effects of these strategies have not been reflected in the accounts. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties. The timing and amounts of any payments the Company may be required to make is uncertain.

      As discussed under “Item 3 — Legal Proceedings”, the Company is currently involved in several legal actions as both plaintiff and defendant. These actions are in preliminary stages and it is not yet possible to determine their ultimate outcome. At this time the Company cannot estimate the impact these actions may have on its future cash requirements.

Cash Flows

      Cash flows provided by operating activities were $100.9 million for 2003, compared with $56.4 million in 2002, an increase of $44.5 million or 78.9%. The comparison of operating cash flows between years is affected by several key factors. First, the net loss before the cumulative effect of the change in accounting principle of $20.1 million (a non-cash item) has decreased by $136.3 million from $210.6 million in 2002 to $74.3 million in 2003. The single most important reason for the reduced loss was that the Company had a foreign exchange gain of $114.1 million in 2003 as compared to a foreign exchange loss of $86.9 million in 2002, resulting in a variance of $201.0 million between years; the non-cash portion of the variance in foreign currency exchange items was $189.2 million. Second, the Company increased its accounts payable and accrued expenses in 2003 by $33.3 million ($24.1 million of which was due to the accrual of restitution and settlement costs associated with the circulation matters at the Chicago Sun-Times) as compared to a decrease of $27.0 million in 2002, resulting in a variance of $60.3 million. Other than the restitution and settlement cost accrual, the variance was largely attributable to changes in the timing of cash payments of payables and accruals. Other significant variances in cash flow items between years were related to reduced levels of non-cash write-downs of investments and property, plant and equipment, and to increased levels of non-cash provisions for deferred income taxes and other tax liabilities.

      Working capital consists of current assets less current liabilities. At December 31, 2003, working capital, excluding debt obligations and escrow funds and restricted cash was a deficiency of $364.3 million compared to a deficiency of $233.7 million at December 31, 2002, excluding debt obligations, restricted cash and funds held in escrow to repay debt. Current assets, excluding escrow funds and restricted cash, were $427.2 million at December 31, 2003 and $371.5 million at December 31, 2002. Current liabilities, excluding debt obligations, were $791.5 million at December 31, 2003, compared with $605.2 million at December 31, 2002.

      Cash flows used in investing activities in 2003 were $0.6 million compared with cash flows used in investing activities of $27.4 million in 2002. The decrease in cash used in investing activities is primarily the result of proceeds the Company received as a result of the early redemption of CanWest Debentures that occurred during 2003. This cash inflow was partially offset by purchases of property, plant and equipment of approximately $14.7 million. The Company has incurred capital expenditures of approximately $10.3 million through September 30, 2004 in relation to the relocation of the offices of the Chicago Sun-Times. See “— Capital Expenditures.”

      Cash flows used in financing activities were $113.9 million in 2003 and $404.9 million in 2002. The cash used in financing activities decreased primarily due to the timing of borrowings in late 2002 used for the repayment of debt in early 2003. At year-end 2002, the Company had a significant amount of cash on hand that was restricted to be used for the repayment of debt. This repayment happened during the first quarter of 2003. The other significant cash outflow from financing activities was the payment of the quarterly dividends. The Company’s regular dividend payments in 2004 remained at a level similar to 2003.

      During 2003, the Company repaid $543.8 million of its 9.25% Senior Subordinated Notes due in 2006 and 2007, including early redemption premiums and accrued interest. These notes were classified as current at December 31, 2002 and repaid with some of the proceeds which were held in escrow at December 31, 2002, from the issuance of 9% Senior Notes and the Senior Credit Facility. Most proceeds from the issuance of the 9% Senior Notes and drawings under the Senior Credit Facility were held in escrow at December 31, 2002 and used in 2003 for the repayments.

Debt

      Long-term debt, including the current portion, was $529.3 million at December 31, 2003 compared with $1,084.4 million at December 31, 2002. During 2003, the Company retired $504.9 million principal amount of the 9.25% Senior Subordinated Notes due in 2006 and 2007. The Company also repaid $2.9 million of debt due under its Senior Credit Facility as scheduled, and reduced other debt by $3.1 million. In addition, the Company made an unscheduled repayment of approximately $45.0 million under its Senior Credit Facility on September 30, 2003. Interest rate and foreign currency swaps entered into to manage interest rate and currency risk associated with the borrowings under the Senior Credit Facility and the 9% Senior Notes were adjusted to reflect the unscheduled $45.0 million repayment at a cost of approximately $700,000. This amount was not paid in cash but was factored into the revised swap rates.

      As discussed earlier, the Company completed its sale of the Telegraph Group on July 30, 2004 and received proceeds of approximately $1,323.9 million (£729.6 million at US $1.8145 to £1 as of the date of sale). The Company used approximately $213.4 million of these proceeds to fully repay and cancel the Company’s Senior Credit Facility. In addition, the Company paid approximately $2.1 million in fees related to this early repayment and $32.3 million in fees to terminate the cross-currency interest rate swaps the Company had in place with respect to the Senior Credit Facility.

      In June 2004, the Company commenced a tender offer and consent solicitation to purchase and retire, and eliminate the covenants with respect to, the 9% Senior Notes. Upon the tender offer closing on July 30, 2004, approximately 97% of the 9% Senior Notes were tendered and the covenants were removed from the 9% Senior Notes that remained outstanding. The Company used proceeds from the sale of the Telegraph Group to purchase and retire approximately $294.0 million in principal and interest of the 9% Senior Notes. The Company incurred costs of approximately $61.2 million related to premiums to retire the debt, interest rate swap cancellation costs and other fees. During September 2004, the Company purchased another $3.4 million in principal amount of the 9% Senior Notes on the open market and retired them for a total cost (principal, accrued interest, premium and fees) of approximately $3.9 million.

Leases

      The Company is party to several leases for facilities and equipment. These leases are primarily operating leases in nature. In 2004, the Company entered into a new 15-year operating lease related to the relocation of the offices of the Chicago Sun-Times. See “— Capital Expenditures.”

Capital Expenditures

      The Chicago Group and the Canadian Newspaper Group have funded their capital expenditures out of cash provided by their respective operating activities and anticipate that they will have sufficient cash flow to continue to do so for the foreseeable future. In 2004, the Chicago Sun-Times entered into a 15-year operating lease for new office space and incurred costs of approximately $10.3 million related to leasehold improvements and other capital expenditures through September 30, 2004. During 2003, the Chicago Group spent approximately $7.9 million on telemarketing costs and expects to spend approximately $7.6 million in 2004 on these costs.

Dividends and Other Commitments

      On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a Special Dividend on the Company’s Class A and Class B Common Stock in an aggregate amount of approximately $227.0 million payable on January 18, 2005, this being the first tranche of a total amount of $500.0 million which the Board of Directors determined was in the best interest of the Company and its stockholders to be distributed to its stockholders. The Board of Directors intends to distribute approximately $273.0 million of the proceeds from the sale of the Telegraph Group, this being the second tranche of the $500.0 million cash distribution, either by way of a tender offer or a second special dividend. There can be no assurance that the second distribution will be made or, if made, whether it will be in the form of a tender offer or a dividend, and if a tender offer, as to the price or form such offer will take. The Board of Directors believes that following the Special Dividend and the second distribution, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities.

      On December 16, 2004, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share payable on the Company’s Class A and Class B Common Stock on January 18, 2005.

      The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable dividend requirements.

Off-Balance Sheet Arrangements

      Hollinger Participation Trust — As part of the November 16, 2000 purchase and sale agreement with CanWest, the Company was prohibited from selling the CanWest Debentures received in partial consideration prior to March 15, 2003. In order to monetize this investment, the Company entered into a participation agreement in August 2001 pursuant to which the Company sold participation interests in Cdn.$540.0 million (US $350.0 million) principal amount of CanWest Debentures to the Participation Trust, administered by an independent trustee. The sale of participation interests was supplemented by an additional sale of Cdn. $216.8 million (US $140.5 million) in December 2001. The Company remained the record owner of the participated CanWest Debentures and was required to make payments to the Participation Trust with respect to those debentures if and to the extent the Company received payments in cash or in kind on the debentures from CanWest. Coincident with the Participation Trust’s purchase of the participation interests, the Participation Trust issued and sold Trust Notes to third parties in an arm’s length transaction to finance the purchase of the participation interests. These transactions resulted in net proceeds to the Company of $401.2 million and for accounting purposes were accounted for as sales in accordance with SFAS No. 140. The net loss on the transactions, including realized holding losses on the debentures, amounted to $62.1 million and were included in “Other income (expense), net” for the year ended December 31, 2001.

      On April 10, 2003, CanWest notified the Company of its intention to redeem Cdn.$265.0 million of the CanWest Debentures on May 11, 2003. On May 11, 2003, CanWest redeemed Cdn.$265.0 million principal amount of the CanWest Debentures plus interest accrued to the redemption date of Cdn.$8.8 million for a total of Cdn.$273.8 million ($197.2 million), of which Cdn.$246.6 million was payable to the Participation Trust. This amount, converted at the contractual fixed rate of $0.6482 for each Canadian dollar, totaled $159.8 million and was delivered to the Participation Trust on May 11, 2003. The balance of the proceeds of $37.4 million, less the amounts paid under a cross currency swap of $9.8 million, or $27.6 million, was retained by the Company in respect of its interest in the CanWest Debentures. Of the proceeds retained by the Company, an estimated $16.7 million was restricted cash under the terms of the Participation Trust and unavailable for general corporate purposes as of December 31, 2003.

      On October 7, 2004, the Company entered into an agreement with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of the CanWest Debentures beneficially owned and the residual interests in the Participation Trust, attributable to foreign currency exchange. The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust with debentures issued by a wholly-owned subsidiary of CanWest and the unwinding of the Participation Trust. As a consequence, all exposure the Company previously had to foreign exchange fluctuations under the Participation Trust was fixed at that date. The Company was also relieved of all its obligations under the Participation Trust Agreement including the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on the $16.7 million reflected as “Escrow deposits and restricted cash” on the Company’s Consolidated Balance Sheet at December 31, 2003.

      Joint Venture Arrangements — The Company was a venture partner in two joint ventures in the U.K. These ventures were created for the purpose of realizing synergies and cost reductions by combining the production process of the U.K. Newspaper Group and the joint venture partners. The joint ventures were operated to break-even over the long term and provided printing services to the Company and its venture partner, and charged the Company based on the amount of printing done. As reported in “Newsprint incurred through joint ventures,” the Company’s newsprint costs in relation to publications produced at the joint ventures were $75.4 million in 2003 ($60.6 million in 2002). During 2003, the Company incurred charges of $49.7 million ($46.7 million in 2002). These charges are included in “Other operating costs incurred through joint ventures” in the Consolidated Statements of Operations. The Company’s interest in these joint ventures was sold in connection with the sale of the Telegraph Group on July 30, 2004.

      At December 31, 2003, pursuant to a joint venture agreement in the U.K., the Company has agreed to guarantee up to £500,000, if required, in connection with borrowing by the joint venture. The Company was released from this guarantee upon completion of the sale of the Telegraph Group in 2004.

      Derivatives — The Company used swap agreements to address currency and interest rate risks associated with the 9% Senior Notes and the Senior Credit Facility.

      The Company entered into two cross-currency interest rate swap transactions to hedge principal and interest payments on U.S. dollar borrowings under the Senior Credit Facility. The Company marked-to-market the value of the swaps on a quarterly basis, with the gains or losses recorded as a component of “Other income (expense), net” in the Consolidated Statements of Operations.

      Publishing entered into interest rate swaps to convert $150.0 million and $100.0 million principal amount of its 9% Senior Notes issued in December 2002 to floating rates. The Company marked-to-market the value of the swaps on a quarterly basis, with the gains or losses recorded as a component of “Interest expense” in the Consolidated Statements of Operations. The fair value of these contracts and swaps as of December 31, 2003 and December 31, 2002 is included in the Consolidated Balance Sheets in “Other liabilities.”

      As discussed under “— Liquidity and Capital Resources — Debt” above, in 2004 the Company terminated the swap agreements related to the Senior Credit Facility and the 9% Senior Notes when these debts were repaid, or substantially retired, using the proceeds from the sale of the Telegraph Group. The Company incurred $32.3 million of fees to cancel the cross-currency interest rate swaps on the Senior Credit Facility, and $10.5 million related to the interest rate swaps on the 9% Senior Notes.

Commercial Commitments and Contractual Obligations

      In connection with the Company’s insurance program, letters of credits are required to support certain projected workers’ compensation obligations. At December 31, 2003, letters of credit in the amount of $4.2 million were outstanding.

      Set out below is a summary of the amounts due and committed under the Company’s contractual cash obligations at December 31, 2003:

		Due in
		1 Year or	Due Between 1	Due Between 3	Due Over
	Total	Less	and 3 Years	and 5 Years	5 Years

	(Dollars in thousands)
Existing Senior and Senior Subordinated Notes(1)	$5,082	$—	$5,082	$—	$—
9% Senior Notes(2)	300,000	—	—	—	300,000
Senior Credit Facility(3)	217,129	2,748	6,298	6,899	201,184
Other long-term debt	5,117	2,033	2,558	524	2
Capital lease obligations(4)	1,944	1,944	—	—	—
Operating leases(5)	13,253	4,250	4,825	2,786	1,392
Operating leases(6)	131,379	9,907	19,599	19,416	82,457

Total contractual cash obligations	$673,904	$20,882	$38,362	$29,625	$585,035

(1)	The notes that remain outstanding will mature in 2005.

(2)	In August 2004, using proceeds from the sale of the Telegraph Group, the Company retired approximately $294.0 million of principal and interest of the 9% Senior Notes by way of a tender offer. The Company incurred costs of approximately $61.2 million related to premiums to retire the debt, interest rate swap cancellation costs and other fees. During September 2004, the Company purchased another $3.4 million in principal amount of the 9% Senior Notes on the open market and retired such notes for a total cost (principal, accrued interest, premium and fees) of approximately $3.9 million. See “— Liquidity and Capital Resources.”

(3)	The Company used approximately $213.4 million of the proceeds from the sale of the Telegraph Group to repay all amounts outstanding under the Senior Credit Facility. In addition, the Company paid approximately $2.1 million in fees related to this early repayment and $32.3 million in fees to cancel cross-currency interest rate swaps the Company had in place with respect to amounts outstanding under the Senior Credit Facility.

(4)	The capital lease obligation was held at the Telegraph Group. This obligation remained with the Telegraph Group upon its sale.

(5)	In 2004, the Chicago Sun-Times sold its interest in the property on which a portion of its operations were situated and moved those operations to new premises. In connection with this move, the Chicago Sun-Times entered into a 15-year operating lease for new office space. The new lease payments, which average amount approximates $3.4 million per year, are not reflected in the above table.

(6)	Amounts represent operating leases at the Telegraph Group and The Jerusalem Post, both of which were sold in 2004. See Note 28(c) of Notes to Consolidated Financial Statements.

      In addition to amounts committed under its contractual cash obligations, the Company also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of its assets. In addition, the Company is involved in various matters in litigation. For more information on the Company’s contingent obligations, see “Item 3 — Legal Proceedings” and Note 22 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133; clarifies when a derivative contains a financing component; amends the meaning of “underlying” to conform it to the language used in the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”); and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Some provisions of this Statement are consistent with the FASB’s proposal to revise the definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”, to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 as of July 1, 2003. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132, (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). This Statement retains the disclosures required by Statement 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements; those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.

      In December 2003, the FASB issued a revised version of Financial Interpretation No. 46, “Variable Interest Entities” (“FIN 46R”). FIN 46R requires an entity to evaluate investments that are held to determine firstly, whether or not the entity invested in is a variable interest entity, as defined, and secondly, if the investing entity is the primary beneficiary of the variable interest entity. The results of this analysis will determine if an entity will be required to consolidate the results of the investee, regardless of the actual ownership percentage. The Company does not expect that the adoption of FIN 46R will have a material effect on the Company’s consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost is to be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005; the Company will adopt SFAS 123R in the third quarter of fiscal 2005. The Company has not yet determined the impact SFAS 123R will have on its results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Newsprint. On a consolidated basis, newsprint expense for the years ended December 31, 2003, 2002 and 2001 amounted to $148.3 million, $147.5 million and $204.4 million, respectively. Newsprint prices have varied widely from time to time and management believes they could continue to show significant price variations in the future. During the first half of 2001, newsprint prices in North America were at their highest price per tonne since 1994 and 1995. However, the economic environment in 2001 caused a significant decline in industry consumption and this, coupled with an abundant supply of competitively priced newsprint, resulted in a downward trend in prices during the second half of 2001. This downward trend continued into 2002. Newsprint prices fluctuated during 2003. Management believes that newsprint prices will continue to show significant price variation in the future. Suppliers implemented a newsprint increase of $35.00 per tonne during the second quarter and another $25.00 per tonne in the fourth quarter of 2003, the effects of which were limited to the Chicago Group and Canadian Group operations. In the United Kingdom, the Company negotiated prices for one-year periods. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage, during 2003, a change in the price of newsprint of $50.00 per tonne would have increased or decreased 2003 net loss by approximately $8.9 million.

      Interest Rates. At December 31, 2003, the Company had debt totaling $250.0 million which is subject to interest calculated at floating rates as a consequence of fixed to floating swaps arranged by the Company. The current rates of interest are reset every six months in arrears on June 15 and December 15. A 1% change in interest rate would have resulted in a change in interest costs in respect of such debt of approximately $2.5 million.

      Foreign Exchange Rates. During 2003, a substantial portion of the Company’s income was earned outside of the United States in currencies other than the United States dollar. In addition, in 2001, the Company sold participations in Canadian dollar-denominated CanWest Debentures to the Participation Trust in exchange for U.S. dollars. The Company retained certain foreign exchange exposure in respect of this transaction. As a result, the Company’s earnings have been vulnerable to changes in the value of the United States dollar relative to the U.K. pound and the Canadian dollar. Increases in the value of the United States dollar can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for 2003, a 5 percent change in the key foreign currencies would have had the following effect on the Company’s reported net loss for 2003:

	Actual
	Average 2003
	Rate	Increase/Decrease

		(In thousands)
United Kingdom	$1.6348/£	$281
Canada(1)	$0.7157/Cdn$	$26,195

(1)	Included in the exposure relating to the Canadian dollar noted above is $28.4 million attributable to the CanWest Debentures held by the Participation Trust described below.

      In 2001, the Company sold participation interests in Cdn.$756.8 million principal amount of CanWest Debentures to the Participation Trust at an exchange rate of $0.6482 to each Canadian dollar, which translated into $490.5 million. Prior to the unwinding of the Participation Trust in November 2004, under the terms of the Participation Trust documents, the Company was required to deliver to the Participation Trust $490.5 million of the CanWest Debentures at then current exchange rates plus interest received. In addition, until November 5, 2005, CanWest was entitled to elect to pay interest on the debentures in kind or by the issuance of shares.

      As the CanWest Debentures were denominated in Canadian dollars, the Company entered into forward foreign exchange contracts in 2001 to mitigate the currency exposure. The foreign currency contracts required the Company to sell Cdn.$666.6 million on May 15, 2003 at a forward rate of $0.6423. In 2002, the Company sold certain of its foreign currency contracts and subsequently entered into additional foreign currency contracts. However, on September 30, 2002, all of the outstanding contracts were unwound resulting in the net cash receipt of $6.3 million by the Company after discounting for early settlement. This amount was included in “Other income (expense), net” for 2002. The Company discontinued the hedging of this foreign exchange exposure, due to constraints under the Company’s then outstanding debt facilities.

      On April 10, 2003, CanWest notified the Company of its intention to redeem Cdn.$265.0 million of the CanWest Debentures on May 11, 2003. On May 11, 2003, CanWest redeemed Cdn.$265.0 million principal amount of the CanWest Debentures plus interest accrued to the redemption date of Cdn.$8.8 million for a total of Cdn.$273.8 million ($197.2 million), of which Cdn.$246.6 million was payable to the Participation Trust. This amount, converted at the fixed rate of $0.6482 for each Canadian dollar, totaled $159.8 million and was delivered to the Participation Trust on May 11, 2003. The balance of the proceeds of $37.4 million, less the amounts paid under a cross currency swap of $9.8 million, or $27.6 million, was retained by the Company in respect of its interest in Debentures, in which participations were not sold to the Participation Trust. Of the proceeds retained by the Company, an estimated $16.7 million was restricted cash under the terms of the Participation Trust and unavailable for general corporate purposes as of December 31, 2003.

      A $0.05 change in the U.S. dollar to Canadian dollar exchange rate applied to the Cdn.$733.3 million principal amount of the CanWest Debentures at December 31, 2003 would result in a $36.7 million loss or gain to the Company.

      On October 7, 2004, the Company entered into an agreement with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of CanWest Debentures beneficially owned and residual interests in the Participation Trust attributable to foreign currency exchange. As a consequence, all exposure the Company previously had to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of all of its obligations under the Participation Trust Agreement including the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on the $16.7 million reflected as “Escrow deposits and restricted cash” on the Company’s Consolidated Balance Sheet at December 31, 2003. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements.”

      Given the sale of the Telegraph Group in July 2004, the Company’s exposure to changes in the value of the British pound has been significantly reduced, effective as of the sale date.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item appears beginning at page 123 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Pursuant to Rule 13a-15 under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based on that evaluation, for the reasons and in respect of the matters noted below, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2003 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable. Consequently, substantial additional procedures were undertaken and changes in disclosure controls and procedures effected in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of financial statements contained in this filing.

      On June 17, 2003, the Board of Directors established a Special Committee ultimately comprising three new independent directors to investigate, among other things, certain allegations regarding various related party transactions, all as more fully disclosed under “Item 1 — Business — Recent Developments.” The Special Committee was further empowered to take any action, including the initiation of litigation, that the Special Committee deemed appropriate in its sole discretion including litigation against any director, officer or employee of the Company. One of the independent director members of the Special Committee, Paris, was subsequently appointed Interim Chairman and Interim CEO and President of the Company. Although he is an executive officer of the Company, his continued participation as a member of the Special Committee is not regarded by the Company as an impediment to the discharge of the Special Committee’s responsibilities or a matter that would otherwise affect the design and operation of the Company’s disclosure controls and procedures or a material weakness in internal controls.

      After the preliminary conclusions of the Special Committee were presented to the Board of Directors in November 2003, three steps in particular were undertaken that partially mitigated the effects of noted weaknesses in controls and procedures:

•	The preliminary findings led to an agreement on November 15, 2003 which provided for, among other things: the retirement of Black as CEO of the Company; the resignations of Radler as an officer and director of the Company and Atkinson as a director of the Company; and the termination of Boultbee’s position as an officer of the Company.

•	A payment approval process was established, under which all payments by the Company to related parties and third party payments in excess of specified dollar amounts were reviewed by an independent third party, Richard C. Breeden & Co., that serves as an advisor to counsel to the Special Committee.

•	The Company consented to the entry of a partial final judgment and order of permanent injunction in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and to keep accurate books and records. The Court Order requires the Company to have the Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as Special Monitor of the Company in order to complete the ongoing Special Committee investigation and protect the Company’s assets if certain actions are taken by the Board of Directors or stockholders of the Company that would interfere with the Special Committee’s investigation.

      In early 2004, the Company, through the Special Committee, commenced legal actions based upon the findings of further investigations by the Special Committee. See “Item 3 — Legal Proceedings” and Note 22 of Notes to Consolidated Financial Statements.

      On August 30, 2004, the Special Committee released its Report setting out the scope and results of its investigations . The Report was delivered to the SEC and the U.S. District Court for the Northern District of Illinois. In addition, on August 31, 2004, the Company filed a copy of the full Report with the SEC as an exhibit to a current report on Form 8-K, as amended by a current report on Form 8-K/ A filed with the SEC on December 15, 2004. See “Item 1 — Business — Recent Developments.”

      On November 15, 2004, the SEC filed a complaint with the federal courts in Illinois naming Black, Radler and Hollinger Inc. as defendants alleging that from at least 1999 through at least 2003 Black, Radler and Hollinger Inc. were liable for the Company’s failure to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions were recorded as necessary to permit preparation of financial statements in conformity with GAAP. The SEC also alleges that Black, Radler and Hollinger Inc., directly and indirectly, falsified or caused to be falsified books, records, and accounts of the Company in order to conceal their self-dealing from the Company’s public stockholders.

      The Company’s management concluded that the following material weaknesses in the Company’s internal controls and ineffectiveness in the design and operation of the Company’s disclosure controls and procedures, among others, existed during the year ended or as of December 31, 2003:

•	The “tone from the top” established by the former executive officers was inappropriate to the establishment of an environment in which strong systems of internal controls and disclosure controls and procedures are encouraged.

•	Certain former executive officers of the Company, who were also executive officers at the Company’s various controlling stockholders, did not participate in open and timely communication with those responsible for the preparation of corporate reports or with the Board of Directors, in particular its independent members.

•	The management and corporate organizational structures facilitated extraction of assets from the Company by way of related party transactions to benefit direct and indirect controlling stockholders.

•	Common directorships, among certain former executive officers, at the Company and its direct and indirect parent companies and their affiliates, facilitated inappropriate related party transactions between the Company and those entities.

•	The management and reporting structures fostered and maintained the perception of Ravelston and its direct and indirect subsidiaries being one consolidated corporate group, thus blurring the distinction between the interests of individual entities and their respective unaffiliated stockholders.

•	The procedures for providing information to the Audit and Compensation Committees were inadequate.

•	The Company and its direct and indirect parent companies and controlling stockholders did not retain separate legal counsel when appropriate.

•	Clear and appropriate policies for the identification, reporting, approval and disclosure of related party and other significant transactions did not exist.

•	Inadequate communication to employees of recourse they might have to report illegal or unethical activity without fear of retribution inhibited the identification and mitigation of inappropriate conduct.

      The above pervasive weaknesses directly or indirectly led to other material weaknesses or significant deficiencies in internal controls, such as inadequate documentation of business processes and internal controls.

      There have been a number of responses by the Company subsequent to December 31, 2003 to the material weaknesses in internal controls and ineffectiveness in the design and operation of disclosure controls and procedures identified above. Steps taken by the Company to strengthen the design and operation of its disclosure controls and procedures and systems of internal controls include:

•	the segregation of the Company’s accounting function from that of its controlling stockholders;

•	the Company’s retention of outside legal counsel independent of that of its controlling stockholders and hiring of a new in-house General Counsel;

•	the termination of Black’s role as Chairman of the Board of Directors and all other executive roles;

•	expansion of the internal audit group and clarification of its role;

•	ongoing documentation of internal controls;

•	communication to employees of the importance of the control environment, the Company’s code of ethics and the existence of “whistleblower” procedures; and

•	the addition of an experienced, independent member of the Board of Directors to the Audit Committee.

      In addition to the above, subsequent to December 31, 2003, the Company became aware that circulation figures for the Chicago Sun-Times and certain other publications had been overstated for a number of years starting in 1997. The failures to detect the practices that led to the overstatements can largely be attributed to the material weaknesses noted above insofar as the Company’s environment inhibited the establishment and functioning of proper systems of internal control. The Audit Committee completed its review of this matter and presented its findings to the Board of Directors on October 5, 2004. The Audit Committee made several recommendations to strengthen controls over the reporting of circulation, all of which will be implemented by the Company. See “Item 1 — Business — Recent Developments — The Chicago Sun-Times Circulation” and “— Description of Historical Business — Chicago Group — Circulation.”

      As noted in Item 6 — Selected Financial Data and Note 2 of Notes to Consolidated Financial Statements herein, the Company has restated its Consolidated Financial Statements with respect to income tax related assets, accruals, expenses and benefits. The Company’s management believes that such restatements indicate a material weakness in the procedures followed to calculate the Company’s current and deferred income tax provisions. The Company considers historical staffing levels inadequate to address the complexity of the Company’s corporate structure and related income tax calculations to be the primary underlying circumstance giving rise to the need for the income tax restatements. Subsequent to the years to which the restatements pertain and prior to the identification of the need for restatements, the Company had taken steps to bolster the size and capabilities of its tax department. The sale of the Telegraph Group and The Palestine Post Limited in 2004 have also served to reduce the complexity referred to. The Company will be undertaking a review of its corporate structure to identify further opportunities to reduce the complexity that exists.

      The combined impact of the events since June 2003, including the investigation by the Special Committee, the Strategic Process culminating in the sale of the Telegraph Group and The Palestine Post Limited, the move of the Chicago Sun-Times to new offices, the separation of the Company’s accounting function from that of its controlling stockholder, the retention of the Company’s books and records by its controlling stockholder, the investigation of circulation overstatements at the Chicago Group and preparation for the implementation of Section 404 of the Sarbanes-Oxley Act regarding internal controls, have strained the resources of the Company’s corporate and divisional finance and accounting groups and will continue to do so for a period of time. The Company has hired and continues to hire qualified individuals, either on a permanent or contract basis, to address the various demands on the accounting and finance staff; however, there is no assurance that the Company will not continue to experience disruption in the normal functioning of accounting and finance functions for a further period of time. The Company’s disclosure and internal controls are improving. However, the effectiveness of any system of controls and procedures, including the Company’s own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.

Item 9B.	Other Information

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The name, age and position held of each of the directors and executive officers of the Company as of December 31, 2004 are set forth below. All directors are elected on an annual basis.

Name and Age	Position(s) with the Company

Barbara Amiel Black, 64	Director
Conrad M. Black, 60	Director
Richard R. Burt, 57	Director
Daniel W. Colson, 57	Director
John D. Cruickshank, 51	Chief Operating Officer — Chicago Group
Paul B. Healy, 41	Vice President, Corporate Development and Investor Relations
Henry A. Kissinger, 81	Director
Peter K. Lane, 51	Vice President and Chief Financial Officer
Shmuel Meitar, 61	Director
Gordon A. Paris, 51	Interim Chairman of the Board of Directors, Interim President and Chief Executive Officer
Richard N. Perle, 63	Director
Graham W. Savage, 55	Director
Raymond G.H. Seitz, 64	Director
Robert T. Smith, 61	Treasurer
James R. Thompson, 68	Director
James R. Van Horn, 48	Vice President, General Counsel and Secretary

      The name, principal occupation, business experience and tenure as a director of the Company and current directorships is set forth below. Unless otherwise indicated, all principal occupations have been held for more than five years.

      Barbara Amiel Black, Director. Barbara Amiel Black has served as a director of the Company since 1996. She served as Vice President, Editorial from September 1995 until March 18, 2004. Amiel Black is the wife of Black. After an extensive career in both on and off-camera television production, she was Editor of The Toronto Sun from 1983 to 1985; columnist of The Times and senior political columnist of The Sunday Times of London from 1986 to 1994; a columnist of The Telegraph from 1994 to 2004; and a columnist of Maclean’s magazine from 1977 to 2004. Amiel Black also served as a director of Hollinger Inc. until November 2004.

      Conrad M. Black, Director. Black has served as a director of the Company since 1990. He is Chief Executive Officer and Director of Argus Corporation Ltd., Toronto. Black has held these or similar positions since 1978. Black served as Chairman of the Board of Directors of the Company from 1978 until January 20, 2004 and as Chief Executive Officer of the Company from 1978 until November 2003. Black is the husband of Amiel Black. He served as a Director of Telegraph Group Limited, London, U.K., where he was Chairman, until March 2004. Black is Chairman of the Advisory Board of The National Interest (Washington) and a member of the International Advisory Board of The Council on Foreign Relations (New York). He sits in the British House of Lords as Lord Black of Crossharbour.

      Richard R. Burt, Director. Mr. Burt has served as a director since 1994. Mr. Burt has served as Chairman of Diligence, LLC, an information and security firm since 2001. He was a partner with McKinsey & Company, Inc. from 1991 to 1994. Mr. Burt served as Chief Negotiator in Strategic Arms Reduction Talks from 1989 to 1991 and as the United States Ambassador to the Federal Republic of Germany from 1985 to 1989. Mr. Burt currently serves as a director of IGT, Inc., EADS North America, Inc., and is a trustee of the Deutsche Scudder (New York) and the UBS Brinson mutual fund complexes.

      Daniel W. Colson, Director. Colson has served as a director of the Company since 1995 and served as Chief Operating Officer from November 2003 to March 2004. He served as Vice Chairman from May 1998 to March 2004. He served as Deputy Chairman of The Telegraph from 1995 and as Chief Executive Officer of The Telegraph from 1994 to March 2004, and was Vice Chairman of The Telegraph from 1992 to 1995. Colson also served as Vice Chairman and as a director of the Company’s parent, Hollinger Inc., until December 2003 and serves as a director of Molson Inc. and Macyro Group (Canada) Inc., all of which are Canadian public reporting companies.

      John D. Cruickshank, Chief Operating Officer — Chicago Group. Mr. Cruickshank has served as the Chief Operating Officer — Chicago Group and Publisher of the Chicago Sun-Times since November 2003. Mr. Cruickshank served as Vice President Editorial and co-editor of the Chicago Sun-Times from 2000 to November 2003. Prior to joining the Chicago Sun-Times, Mr. Cruickshank served as Editor-in-Chief of The Vancouver Sun from 1995 to 2000. He had previously been Managing Editor of The Globe and Mail in Canada.

      Paul B. Healy, Vice President, Corporate Development and Investor Relations. Mr. Healy has served as Vice President, Corporate Development and Investor Relations since 1995. Prior thereto, Mr. Healy was a Vice President of The Chase Manhattan Bank, N.A. for more than five years prior to October 1995, serving as a corporate finance specialist in the media and communications sector.

      Henry A. Kissinger, Director. Mr. Kissinger has served as a director since 1996. Mr. Kissinger has served as Chairman of Kissinger Associates Inc., an international consulting firm, since 1982. Mr. Kissinger served as the 56th Secretary of State from 1973 to 1977. He also served as Assistant to the President for National Security Affairs from 1969 to 1975 and as a member of the President’s Foreign Intelligence Advisory Board from 1984 to 1990. Mr. Kissinger currently serves on the Advisory Board of American Express Company and the JP Morgan International Advisory Council. He currently serves as Chairman of the International Advisory Board of American International Group, Inc., and Director Emeritus of Freeport-McMoran Copper and Gold Inc., all of which are United States public reporting companies, and as a director of ContiGroup Companies, Inc.

      Peter K. Lane, Vice President and Chief Financial Officer. Mr. Lane has served as Vice President and Chief Financial Officer since October 2002. Mr. Lane was Chief Financial Officer of Southam Publications from 2000 to 2002, and prior to that as Chief Financial Officer of Philip Utilities Management Corporation.

      Shmuel Meitar, Director. Mr. Meitar has served as a director since 1996. Mr. Meitar also serves as Vice Chairman of Aurec Ltd., a leading provider of communications, media and information services. Mr. Meitar was a director of The Jerusalem Post from 1992 to 2002 and also serves as a director of Golden Pages Publications Ltd., an Israeli company.

      Gordon A. Paris, Interim Chairman of the Board of Directors, Interim President and Chief Executive Officer. Paris has served as a director since May 2003. He was appointed Interim Chairman in January 2004 and as Interim President and Chief Executive Officer in November 2003. Paris is also a Managing Director and Head of the Media and Telecommunications and Restructuring Groups at Berenson & Company, a private investment bank. Prior to joining Berenson & Company in February 2002, Paris was Head of Investment Banking at TD Securities (USA) Inc., a subsidiary of The Toronto-Dominion Bank. Paris joined TD Securities (USA) Inc. as Managing Director and Group Head of High Yield Origination and Capital Markets in March 1996 and became a Senior Vice President of The Toronto-Dominion Bank in 2000.

      Richard N. Perle, Director. Perle has served as a director since 1994. Perle has been a resident fellow of the American Enterprise Institute for Public Policy Research, since 1987. He was the Assistant Secretary for the United States Department of Defense, International Security Policy from 1981 to 1987. He was co-chairman of Hollinger Digital and a director of The Jerusalem Post, both of which are subsidiaries of the Company. Perle serves as a director of Tapestry Pharmaceuticals and Autonomy Inc., both of which are United States public reporting companies.

      Graham W. Savage, Director. Mr. Savage has served as a director since July 2003. Mr. Savage served for 21 years, seven years as the Chief Financial Officer, at Rogers Communications Inc., a major Toronto-based media and communications company. Mr. Savage currently serves as Executive Chairman of Callisto Capital LP, a merchant banking firm based in Toronto, as a director and a member of the audit committee of Canadian Tire Corp., as a director and member of the audit committee of Canadian Tire Bank (a subsidiary of Canadian Tire Corp.), as a director of Vitran Corp., where he serves as Chairman of the audit committee and as a director of Leitch Technology Corp. where he also chairs the audit committee. All of the above companies, except Canadian Tire Bank, are Canadian public reporting companies.

      Raymond G.H. Seitz, Director. Mr. Seitz has served as a director since July 2003. Mr. Seitz served as Vice Chairman of Lehman Brothers (Europe) until April 2003. He was the American Ambassador to the Court of St. James’s from 1991 to 1995, and from 1989 to 1991 Assistant Secretary of State for Europe and Canada. Mr. Seitz currently serves as a director of the Chubb Corporation and PCCW.

      Robert T. Smith, Treasurer. Mr. Smith has served as Treasurer since May 1998. Prior thereto, he was Vice President of Chase Securities, Inc. and The Chase Manhattan Bank in the Media and Telecommunications Group.

      James R. Thompson, Director. Mr. Thompson has served as a director since 1994. Mr. Thompson has served as the Chairman of Winston & Strawn, attorneys at law, since 1991. Mr. Thompson served as the Governor of the State of Illinois from 1977 to 1991. Mr. Thompson currently serves as a director of FMC Corporation, FMC Technologies, Navigant Consulting Inc. and Maximus, Inc., all of which are United States public reporting companies.

      James R. Van Horn, Vice President, General Counsel and Secretary. Mr. Van Horn has served as Vice President, General Counsel and Secretary since June 2004. From March 2004 until June 2004 he served as Corporate Counsel to the Company. Prior thereto, he served as Chief Administrative Officer, General Counsel and Secretary of NUI Corporation.

      See “Item 3 — Legal Proceedings” for a description of certain legal proceedings involving the Company and certain of its officers and directors.

Audit Committee

      The Company’s audit committee currently consists of Mr. Thompson, Chairman, Mr. Burt and Mr. Savage. The Board of Directors has determined that Mr. Savage, who became a member of the Audit Committee in November 2003, is an audit committee financial expert with the relevant accounting or related financial management expertise as described in Mr. Savage’s biography above and all members meet the independence requirements of the listing standards of the New York Stock Exchange.

Code of Ethics

      The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s code of ethics is posted on the Company’s website. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website at www.hollingerinternational.com. The Company’s code of ethics was amended by the Board of Directors on November 29, 2004. The amendments were disclosed in, and the revised code of ethics was furnished as an exhibit to, the current report on Form 8-K filed with the SEC on December 3, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

      Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of any equity security of the Company are required to report their initial ownership of any equity security and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this report any failure to file such reports by those dates during 2003. To the Company’s knowledge, based upon a review of the copies of the reports furnished to the Company and written representations that no other reports were required, these filing requirements were satisfied during the 2003 fiscal year.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table sets forth compensation information for the three fiscal years ended December 31, 2003 for certain named executive officers of the Company.

					Long Term
					Compensation

		Annual Compensation(4)			Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Options(2)	Compensation(1)

GORDON A. PARIS	2003	$220,625	$—	$—	—	$290,750
Interim Chairman, Interim	2002	—	—	—	—	—
President and Chief	2001	—	—	—	—	—
Executive Officer(3)
DANIEL W. COLSON(5)	2003	$301,261	$—	—	268,500	$179,183
Chief Operating Officer	2002	256,514	—	—	280,000	184,209
and Chief Executive	2001	260,851	1,123,719	—	300,000	116,125
Officer of The Telegraph
PETER Y. ATKINSON(6)	2003	$—	$—	—	110,000	$9,483
Executive Vice President	2002	—	—	—	117,000	22,574
	2001	—	100,000	—	125,000	414,553
PAUL B. HEALY	2003	$345,000	$235,000	—	43,500	$7,175
Vice President,	2002	316,000	175,000	—	45,000	7,000
Investor Relations	2001	301,000	230,000	—	50,000	5,100
PETER K. LANE	2003	$339,956	$—	—	—	$—
Vice President	2002	74,812	—	—	—	—
Chief Financial Officer	2001	—	—	—	—	—
CONRAD M. BLACK(7)	2003	$523,345	$—	—	360,000	$640,949
	2002	462,460	—	—	375,000	635,023
	2001	443,283	250,000	—	400,000	5,748,867
F. DAVID RADLER(8)	2003	$—	$—	—	360,000	$120,590
	2002	—	—	—	375,000	147,372
	2001	—	150,000	—	400,000	5,382,912
J. A. BOULTBEE(9)	2003	$—	$—	—	60,000	$9,483
	2002	—	—	—	117,000	9,551
	2001	—	50,000	—	125,000	414,553

(1)	With respect to Paris, includes director fees paid to him for service on the Board of Directors from May 2003 until his appointment as Interim President and Chief Executive Officer in November 2003.

With respect to Mr. Healy, includes Company contributions under the Company’s 401(k) plan.

With respect to Black, includes director fees paid for service on the Boards of Directors of the Company, HCPH Co., The Jerusalem Post, Sun-Times Company, The Telegraph, Hollinger L.P., and American Publishing Company (2001 only); also includes a portion of the cost of maintaining his New York condominium, an allocation of the cost of automobiles and a driver, a portion of the cost of his personal staff in homes where he maintains an office, and the cost of certain medical coverage. Also, for 2001 includes (i) “non-competition” payments from the Osprey Media transaction; (ii) payments pursuant to a “non-competition” agreement with American Publishing Company; and (iii) payments that were made in 2001 and recorded as a reduction of excessive accruals that were recorded in 2000. Does not include any allocation of costs associated with his private use of Company aircraft.

With respect to Radler, includes director fees paid for service on the Boards of Directors of the Company, HCPH Co., The Jerusalem Post, Sun-Times Company, The Telegraph, Hollinger L.P., American Publishing Company (2001 only) and APAC-95 (2001 only); also includes a portion of the cost of maintaining his Chicago condominium and property taxes on the condominium; also includes certain automobile costs and club dues. Also, for 2001 includes (i) “non-competition” payments from the Osprey Media transaction; (ii) payments pursuant to a “non-competition” agreement with

American Publishing Company; and (iii) payments that were made in 2001 and recorded as a reduction of excessive accruals that were recorded in 2000. Does not include any allocation of costs associated with his private use of Company aircraft.

With respect to Colson, includes director fees paid for service on the Boards of Directors of the Company, HCPH Co., The Telegraph, and Hollinger L.P. (2002 and 2003 only).

With respect to Atkinson, includes director fees paid for service on the Boards of Directors of the Company, HCPH Co. and Hollinger L.P. Also for 2001, includes (i) “non-competition” payments from the Osprey Media transaction; (ii) payments pursuant to a “non-competition” agreement with American Publishing Company; and (iii) payments that were made in 2001 and recorded as a reduction of excessive accruals in 2000.

With respect to Boultbee, includes director fees paid for service on the Boards of Directors of HCPH Co. and Hollinger L.P. Also for 2001, includes (i) “non-competition” payments from the Osprey Media transaction; (ii) payments pursuant to a “non-competition” agreement with American Publishing Company; and (iii) payments that were made in 2001 and recorded as a reduction of excessive accruals in 2000.

Director fees paid by HCPH Co. and Hollinger L.P. were in Canadian Dollars and have been converted to U.S. Dollars at the following average rates: 2003 — 0.7157; 2002 — 0.6367; and 2001 — 0.6456. Director fees paid by The Telegraph were in pounds sterling and have been converted to U.S. Dollars at the following average rates: 2003 — 1.6348; 2002 — 1.5024; and 2001 — 1.4401.

(2)	Represents number of shares of Class A Common Stock with respect to which options were awarded pursuant to the Company’s 1999 Stock Incentive Plan. Option grants vest in twenty-five percent increments over a four-year period from the date of grant. The initial dates of grant and exercise prices for these option grants are as follows: 2003 — $9.45 per share with an initial grant date of February 6, 2003; 2002 — $11.13 per share with an initial grant date of February 5, 2002; 2001 — $14.37 per share with an initial grant date of April 2, 2001. See “1999 Incentive Stock Plan” below.

(3)	Paris became a director of the Company in May 2003, became the Interim President and Chief Executive Officer in November 2003 and became the Interim Chairman in January 2004.

(4)	With the exception of salaries paid to Black and Colson by the Telegraph Group (which salaries were paid in pounds sterling and Canadian Dollars, respectively, and have been converted into U.S. Dollars at the 2003 average rates of 1.6348 and 0.7157, the 2002 average rates of 1.5024 and 0.6367 and the 2001 average rates of 1.4401 and 0.6456, respectively, for purposes of this disclosure) and except for those findings described by the Special Committee, Black, Radler, Boultbee, Colson and Atkinson did not receive salaries or bonuses directly from the Company. Under the management services agreements with Ravelston, the Company paid management fees relating to, among other matters, management and administrative services provided to the Company by such executives. See “Item 13 — Certain Relationships and Related Transactions.” The Company did not determine the allocation of the management fee paid to Ravelston among its ultimate recipients. That allocation was determined by Ravelston. The Company has requested, and Ravelston provided, the following allocation of the economic interest, directly or indirectly through compensation arrangements, stockholdings or otherwise, in the management fee paid during the years ended December 31, 2002 and 2001, which Ravelston maintains, can reasonably be attributed to Black, Radler, Boultbee, Colson and Atkinson. Although requested, no such information has been provided by Ravelston with respect to 2003. The allocation provided by Ravelston has not been independently verified by the Company.

	Year Ended December 31,

Name	2002	2001

Conrad M. Black	$6,485,439	$6,619,256
F. David Radler	3,147,922	3,102,221
Daniel W. Colson	1,770,770	1,714,308
J. A. Boultbee	929,395	897,250
Peter Y. Atkinson	876,009	846,063

The Special Committee’s compensation expert, F.W. Cook, determined that the net fee paid from Ravelston’s management fees (excluding Hollinger Inc. proxy reported compensation, “non-competition” payments and other benefits) to all of the above individuals was $22,838,000, $21,968,000 and $27,629,000 in 2003, 2002, and 2001, respectively. Without the cooperation of Ravelston, however, none of these amounts can be confirmed or reconciled with the above amounts provided by Ravelston with respect to 2002 and 2001. The Special Committee concluded that Black, Radler, Colson, Boultbee, Atkinson and their affiliated companies transferred to themselves more than $400.0 million from at least 1997 to at least 2003.

During the fourth quarter of 2003, the Company notified RMI that the management services agreement would be terminated in accordance with its terms, effective June 1, 2004, and that the management fee payable under this agreement for the period from January 1, 2004 until June 1, 2004 would be reduced to reflect certain management and personnel changes.

In its second amended complaint filed by the Special Committee on behalf of the Company in federal court in Illinois, the Company seeks, among other things, to recover compensation from Black, Radler, Colson and Boultbee for any period that they are found to have breached their fiduciary duties to the Company. See “Item 3 — Legal Proceeding — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

(5)	Colson retired from his position as Chief Operating Officer of the Company and Chief Executive Officer of the Telegraph Group Limited on March 23, 2004.

(6)	Atkinson resigned from his position as a member of the Board of Directors effective November 17, 2003 and as Executive Vice President on April 27, 2004. On April 27, 2004, the Company entered into a consulting agreement with Atkinson. See “Item 13 — Certain Relationships and Related Transactions — Consulting Agreement with Atkinson.”

(7)	Black retired as Chief Executive Officer of the Company on November 19, 2003 and was removed as non-executive Chairman of the Board of Directors on January 17, 2004 and as Executive Chairman of the Telegraph Group Limited on March 5, 2004.

(8)	Radler resigned from his position as President and Chief Operating Officer effective November 16, 2003. As a result, the options granted during 2003, together with all unvested options, were cancelled. The period in which Radler could exercise vested options was extended from 30 days to June 1, 2004, which is approximately 6 months from the date of his resignation. The Company recorded a compensation charge of $776,748 in 2003 related to the extension of the exercise period of Radler’s options. Radler exercised vested options to acquire 995,000 shares of Class A Common Stock between January 2, 2004 and April 26, 2004.

(9)	Boultbee’s position was terminated on November 16, 2003. As a result, all options granted during 2003, together with all unvested options, were cancelled. The exercise period on all options that had vested as of the date of Boultbee’s termination remains unresolved pending the result of litigation. See “Item 3 — Legal Proceedings — Other Actions.” The Company has not recorded any compensation charge in 2003 related to the open exercise period.

Stock Option Plans

1994 Stock Option Plan

      Prior to the Company’s initial public offering in May 1994, Hollinger Inc., the parent company of the Company, adopted and approved a stock option plan for the Company which was subsequently amended on September 9, 1996 (as amended, the “1994 Stock Option Plan”), under which stock option awards have been made to eligible employees and officers. The purpose of the 1994 Stock Option Plan was to promote the interests of the Company and its stockholders by establishing a direct link between the financial interests of eligible employees and officers and the performance of the Company and by enabling the Company to attract and retain highly competent employees and officers. On May 1, 1997, the stockholders adopted a new stock option plan (see “— 1997 Stock Incentive Plan,” described below) which replaced the 1994 Stock Option

Plan. No new grants have or will be made under the 1994 Stock Option Plan. Awards under the 1994 Stock Option Plan made prior to May 1, 1997 are not affected by the adoption of the 1997 Stock Incentive Plan.

1997 Stock Incentive Plan

      On May 1, 1997, the Company adopted, and the Company’s stockholders approved, a new compensation plan known as the Hollinger International Inc. 1997 Stock Incentive Plan (the “1997 Stock Incentive Plan”). The 1997 Stock Incentive Plan replaced the Company’s 1994 Stock Option Plan. Awards previously made under the 1994 Stock Option Plan are not affected. The purpose of the 1997 Stock Incentive Plan was to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected officers and other key employees and directors to achieve long-term corporate objectives. The 1997 Stock Incentive Plan provided for awards of up to 5,156,915 shares of Class A Common Stock. This total included 189,640 shares that remained available under the 1994 Stock Option Plan, which shares were rolled into the 1997 Stock Incentive Plan, and 4,967,275 additional shares. The number of shares available for issuance under the 1997 Stock Incentive Plan was subject to anti-dilution adjustments upon the occurrence of significant corporate events. The shares offered under the 1997 Stock Incentive Plan were either authorized and unissued shares or issued shares which had been reacquired by the Company. On May 5, 1999, the stockholders adopted a new stock option plan (see “— 1999 Stock Incentive Plan”, described below) which replaced the 1997 Stock Incentive Plan. No new grants have been or will be made under the 1997 Stock Incentive Plan. Awards under the 1997 Stock Incentive Plan made prior to May 5, 1999 are not affected by the adoption of the 1999 Stock Incentive Plan.

1999 Stock Incentive Plan

      On May 5, 1999, the Company adopted, and the Company’s stockholders approved, a new compensation plan known as the Hollinger International Inc. 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”). The 1999 Stock Incentive Plan replaces the Company’s 1997 Stock Incentive Plan. Awards previously made under the 1997 Stock Incentive Plan are not affected. The purpose of the 1999 Stock Incentive Plan is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected officers and other key employees and directors to achieve long-term corporate objectives. The 1999 Stock Incentive Plan provides for awards of up to 8,500,000 shares of Class A Common Stock. The number of shares available for issuance under the 1999 Stock Incentive Plan are subject to anti-dilution adjustments upon the occurrence of significant corporate events. The shares offered under the 1999 Stock Incentive Plan are either authorized and unissued shares or issued shares which have been reacquired by the Company.

Suspension of Option Exercises

      Effective May 1, 2004, the Company suspended option exercises under the 1994 Stock Option Plan, the 1997 Stock Incentive Plan and the 1999 Stock Incentive Plan until such time that the Company again becomes current with its reporting obligations under the Exchange Act. The suspension does not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that were exercisable on the date of termination. If the employment of a participant is terminated during the suspension period, the Company will extend the 30-day exercise period to provide participants with 30 days after the conclusion of the suspension period to exercise vested options.

Hollinger L.P. Unit Option Plan

      Simultaneously with Hollinger L.P.’s initial public offering in April 1999, Hollinger Canadian Newspapers G.P. Inc., the general partner of Hollinger L.P., adopted and approved a unit option plan for Hollinger L.P. dated April 27, 1999 (the “Unit Option Plan”), under which unit option awards have been made to eligible employees and officers. The purpose of the Unit Option Plan was to promote the interest of Hollinger L.P. and its unit holders by establishing a direct link between the financial interest of eligible employees and officers and the performance of Hollinger L.P. and by enabling Hollinger L.P. to attract and retain highly competent employees and officers. The Unit Option Plan provides for awards of up to 5,000,000 units. The number of units available for issuance under the Unit Option Plan is subject to anti-dilution adjustments upon the occurrence of significant partnership events.

Option Grants in Last Fiscal Year

      The following table sets forth information concerning the issuance of options to purchase Class A Common Stock in 2003 to the named executive officers pursuant to the 1999 Stock Incentive Plan.

2003 Individual Grants

	Number of	% of Total
	Securities	Options
	Underlying	Granted to			Grant Date
	Options	Employees in	Exercise	Expiration	Present
Name	Granted(1)(2)	Fiscal Year	Price ($/Sh)	Date	Value(3)

Gordon A. Paris	—	—	—	N/A	N/A
Daniel W. Colson	268,500	13.1%	$9.45	2/5/2013	$819,462
Peter Y. Atkinson	110,000	5.4%	$9.45	2/5/2013	$335,720
Paul B. Healy	43,500	2.1%	$9.45	2/5/2013	$104,661
Peter K. Lane	—	—	—	N/A	N/A
Conrad M. Black	360,000	17.5%	$9.45	2/5/2013	$1,098,720
F. David Radler(4)	360,000	17.5%	$9.45	2/5/2013	$1,098,720
J.A. Boultbee(4)	60,000	2.9%	$9.45	2/5/2013	$183,120

(1)	The options vest in 25% annual increments on each of the first, second, third and fourth anniversaries of their respective grant dates, beginning February 6, 2004.

(2)	There were no options granted under the Hollinger L.P. Unit Option Plan in 2003.

(3)	These values are determined using the Black-Scholes Option Pricing Model. The Black-Scholes Option Pricing Model is one of the methods permitted by the SEC for estimating the present value of options. The actual value of the stock options that an executive officer may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Black-Scholes Option Pricing Model is based on assumptions as to certain variables described in the following sentence, so there is no assurance that an individual will actually realize the option values presented in this table. In valuing the options, different assumptions as to variables are used depending on whether the optionee is an employee of the Company or of Ravelston. For employees of the Company (Paris, Healy and Lane), the values listed above were based on the following assumptions: volatility (estimated) -36.18%; risk-free rate of return – 2.69%; dividend yield – 3.39%; and estimated life of options — 5 years. For employees of Ravelston (Colson, Atkinson, Black, Radler and Boultbee), the values listed above were based on the following assumptions: volatility (estimated) -38.04%; risk-free rate of return – 3.71%; dividend yield – 3.39%; and estimated life of options — 9 years.

(4)	Options granted to Radler and Boultbee during 2003 were subsequently cancelled as a result of Radler’s resignation and termination of Boultbee’s position with the Company.

Aggregated Option Exercises During Fiscal 2003 and Fiscal Year-End Option Values

      The following table sets forth information concerning aggregate option exercises and year-end option values of the named executive officers.

Aggregated Option Exercises During Fiscal 2003

and
Option Values at December 31, 2003
for the Company and Hollinger L.P.

					Value of Unexercised
	Number of		Number of Securities		in-the-Money Options
	Shares		Underlying Unexercised		at Fiscal Year-End
	Acquired	Value	Options At Fiscal Year-End		($)(1)(2)
	on	Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gordon A. Paris Company	—	—	—	—	—	—
Hollinger L.P.	—	—	—	—	—	—
Daniel W. Colson Company	—	—	742,500	691,000	2,714,825	3,036,070
Hollinger L.P.	—	—	112,500	17,500	10,156	3,385
Peter Y. Atkinson Company	—	—	374,250	287,750	1,446,108	1,262,023
Hollinger L.P.	—	—	68,750	11,250	6,529	2,176
Paul B. Healy Company	—	—	207,650	114,750	740,577	503,333
Hollinger L.P.	—	—	—	—	—	—
Peter K. Lane Company	—	—	—	—	—	—
Hollinger L.P.	—	—	—	—	—	—
Conrad M. Black Company	—	—	1,180,000	925,000	4,460,800	4,067,800
Hollinger L.P.	—	—	177,500	27,500	15,960	5,320
F. David Radler(3) Company	185,000	849,825	995,000	—	3,439,700	—
Hollinger L.P.	—	—	177,500	—	15,960	—
J. A. Boultbee(4) Company	—	—	—	—	—	—
Hollinger L.P.	—	—	—	—	—	—

(1)	In accordance with the rules of the SEC, Company option values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $15.52, the average of the high and low common stock price reported for New York Stock Exchange transactions on December 31, 2003, the last business day of the Company’s fiscal year.

(2)	In accordance with the rules of the SEC, Hollinger L.P. option values are calculated by subtracting the exercise price from the fair market value of the underlying partnership unit. For purposes of this table, fair market value is deemed to be $0.46, which is the U.S. dollar equivalent based on a daily noon U.S. conversion rate of 0.7738 on December 31, 2003 of the average of the high and low Hollinger L.P. unit price reported for Toronto Stock Exchange transactions on December 30, 2003, the last business day of Hollinger L.P.’s fiscal year on which the units traded.

(3)	The period in which Radler could exercise his vested options was extended from 30 days from November 16, 2003, the date of his resignation, to June 1, 2004.

(4)	Excludes 365,250 shares of Class A Common Stock that Boultbee alleges he owns in connection with stock options that he attempted to exercise in 2003, which are the subject of pending litigation between Boultbee and the Company.

Directors’ Compensation

      On October 5, 2004, the Board of Directors approved changes to the Company’s Board of Directors Compensation Program, effective from July 1, 2004, in accordance with the recommendations of the Board of Director’s Compensation Committee. The Board of Directors Compensation Program applies only to non-management directors in their capacities as members of the Board of Directors and various committees of the Board of Directors. As reflected in the Summary Compensation Table, the Company had maintained a practice of compensating both executive and non-management directors for service on the Board of Directors. The practice of compensating executive directors was terminated in November 2003. Accordingly, in November 2003, Paris ceased receiving all Board and Committee fees and retainers following his appointment as Interim President and Chief Executive Officer.

      Under the terms of the new program, effective July 1, 2004, each non-management director is entitled to receive an annual director’s fee of $50,000 per annum and a fee of $3,000 for each board meeting attended. Committee chairs and committee members are entitled to receive retainers and meeting attendance fees which vary among committees. The chair of the Audit Committee is entitled to receive a $20,000 annual retainer, while Audit Committee members are entitled to receive a $10,000 annual retainer and all Audit Committee members are entitled to receive a fee of $3,000 per meeting attended. With respect to the Executive Committee, the chair is entitled to receive a $10,000 annual retainer, while Executive Committee members are entitled to receive a $5,000 annual retainer, and all Executive Committee members are entitled to receive a fee of $3,000 per meeting attended. The Chair of the Compensation Committee is entitled to receive an annual retainer of $5,000, and all Compensation Committee members are entitled to receive a fee of $3,000 per meeting attended. The chair of the Nominating and Governance Committee is entitled to receive an annual retainer of $5,000, and all Nominating and Governance Committee members are entitled to receive a fee of $3,000 per meeting attended. The chair of the Stock Option Committee is entitled to receive an annual retainer of $5,000, and all Stock Option Committee members are entitled to receive a fee of $3,000 per meeting attended. The chair of the Special Committee was entitled to receive a meeting attendance fee of $7,500, and all Special Committee members are entitled to receive a fee of $5,000 per meeting attended. The chair of the Corporate Review Committee is entitled to receive a meeting attendance fee of $5,000, and all Corporate Review Committee members are entitled to receive a fee of $3,000 per meeting attended.

      Prior to July 1, 2004, each non-management director was entitled to receive an annual director’s fee of $50,000 per annum and a fee of $3,000 for each board meeting attended. Committee chairs and committee members were entitled to receive retainers and meeting attendance fees which varied among committees. The chair of the Audit Committee was entitled to receive a fee of $10,000 per meeting attended, while all other Audit Committee members were entitled to receive a fee of $7,500 per meeting attended. With respect to the Executive Committee, the chair was entitled to receive a fee of $7,500 per meeting attended, while all other Executive Committee members were entitled to receive a fee of $5,000 per meeting attended. The Chair of the Compensation Committee was entitled to receive a fee of $5,000 per meeting attended, and all other Compensation Committee members were entitled to receive a fee of $3,000 per meeting attended. The chair of the Nominating and Governance Committee was entitled to receive a fee of $5,000 per meeting attended, and all other Nominating and Governance Committee members were entitled to receive a fee of $3,000 per meeting attended. The chair of the Stock Option Committee was entitled to receive a fee of $5,000 per meeting attended, and all other Stock Option Committee members were entitled to receive a fee of $3,000 per meeting attended. All Special Committee members were entitled to receive a fee of $5,000 per meeting attended. All other Corporate Review Committee members were entitled to receive a fee of $3,000 per meeting attended. All members of the Telegraph Group Board of Directors were entitled to receive a fee of $3,000 per meeting attended during 2003.

      Directors are reimbursed for expenses incurred in attending the meetings.

      During 2003, Amiel Black received gross compensation of $157,500 for her role as Vice President, Editorial and approximately $43,000 for articles contributed to The Daily Telegraph and The Sunday Telegraph. During 2003, Perle received a salary of approximately $119,000 from Hollinger Digital.

Employment And Change Of Control Agreements

      On November 15, 2003, the Board of Directors of the Company elected Paris as the Interim President and Chief Executive Officer of the Company. Subsequently, Paris was also elected as Interim Chairman of the Board of the Company. Paris is paid a base salary of $2.0 million and is provided with an annual grant of restricted stock units for 68,494 shares of Class A Common Stock. On December 22, 2003, (the date on which Paris’s compensation package was approved by the Compensation Committee) the Deferred Stock Units had a value of $1.0 million. The Deferred Stock Units are earned on the first day of each anniversary of Paris’s employment. The Units convert into Company shares upon the termination of Paris’ employment with the Company by either Paris or the Company for any reason or upon a change of control event. The cash compensation payable to Paris by the Company is subject to offset in the amount of any cash salary received by Paris from Berenson & Co. during the term of his employment by the Company. Paris is also eligible for participation in the Company’s other incentive programs. The Company has not entered into any employment, retention or severance agreement with Paris.

      The Company does not have employment contracts with any named executive officers currently employed by the Company but has entered into retention and severance arrangements with them, as well as with certain of its senior executives and senior executives of its affiliates. These arrangements provide for payment of an incentive to the executives equal to 25% of the executive’s annual base salary in effect on April 1, 2004. These payments were or will be made on June 30, 2004 (25% of the incentive), December 31, 2004 (25% of the incentive), and March 31, 2005 (the remaining 50% of the incentive). To be eligible to receive these payments, the executive must be employed by the Company or its affiliate on the payment dates. Payment of the total incentive is also accelerated in the event of the executive’s termination following a change of control. A “change of control” is deemed to occur if (i) the independent directors constituting a majority of the Board of Directors of the Company on April 1, 2004 at any time do not continue to constitute the majority of the Board of Directors; (ii) a change in control of the Company that constitutes a “change in control” for purposes of U.S. securities laws occurs; (iii) there is a change in the ownership control of the primary Company affiliate or operating division by which the executive is employed (e.g. the Chicago Group); or (iv) a definitive agreement is entered into which, when consummated, would result in a change in control as defined above. In addition, the arrangements with certain senior executives include a severance program. Under the severance program, if the executive is terminated for a reason other than cause following a sale of the Company or its affiliate (i.e. the executive’s employer), then the executive will receive a continuation of his or her salary and benefits for one (1) year following such termination, and a lump sum payment based upon the executive’s most recent annual bonus, but in no event less than one-eighth ( 1/8th) of his or her then-current annual salary.

Compensation Committee Report on Executive Compensation

      The Compensation Committee of the Board of Directors of the Company is comprised of two independent, non-employee directors. The Compensation Committee has the responsibility of making recommendations to the Board concerning the Company’s executive compensation policies, practices and objectives. The authority, responsibility and duties of the Compensation Committee are described in a Compensation Committee Charter, which has been approved by the Board of Directors. The responsibilities and duties of the Committee include, among other things:

      • reviewing from time to time and approving the overall compensation policies of the Company applicable to the Company’s executive officers.

      • reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer of the Company; evaluating the performance of the Chief Executive Officer in light of these goals and objectives; and setting the compensation of the Chief Executive Officer based on the Committee’s evaluation and competitive compensation market data.

      • reviewing and approving the compensation levels for the executive officers of the Company other than the Chief Executive Officer.

      • reviewing, approving, administering and annually evaluating the Company’s compensation plans, equity-based plans and benefit plans or programs for executive officers and such other officers as the Compensation Committee deems appropriate, as well as establishing individual targets and ranges under such plans or programs.

      • reviewing and approving equity-based grants to the Company’s executive officers and others.

      • reviewing, approving and at least annually evaluating the compensation and benefits for the Company’s non-employee directors.

      The Compensation Committee recognizes the importance of a strong executive compensation program in attracting and retaining qualified executives. The Committee believes that the executive compensation program should be designed to align the interests of management closely with the interests of stockholders and to tie compensation levels to the performance of the Company and the achievement of long-term and short-term goals and objectives.

      As detailed in the Report, the Special Committee concluded that for a period of at least seven years, ending in 2003, certain former senior executives of the Company obtained excessive and inappropriate levels of compensation at the expense of the Company. These former executives include Black, Radler, Boultbee, Colson and Atkinson. Certain elements of the compensation paid to some of these former executives (including Black) such as a certain level of base salary and Company stock options, were paid directly by the Company and were reviewed and approved by the Compensation Committee. The Special Committee concluded, however, a primary source of the excessive levels of compensation was the management fees paid by the Company to Ravelston and RMI pursuant to the management services agreement. Ravelston separately determined the specific levels of cash compensation to be paid to these former executives from the management fee payments received from the Company, and the Compensation Committee did not participate in any compensation decisions made by Ravelston with respect to these executive officers, including compensation decisions with respect to Black. See “Item 13 — Certain Relationships and Related Transactions — Management Services Agreement”, as well as the Summary Compensation Table located earlier in this Section. The Management Services Agreement with Ravelston terminated on June 1, 2004. Moreover, the Compensation Committee did not participate in any decisions regarding significant other compensation paid to the former executives, as described in the Special Committee’s Report.

      The Compensation Committee intends for the Company’s compensation program to provide executives with competitive base salaries and benefits and a significant incentive to achieve specific short- and long-term business performance objectives. The components of the executive compensation program are:

•	competitive base salaries that reflect the competitive marketplace for the talents that the Committee desires to attract and retain;

•	retention and long-term incentives through the provision of stock options or other equity-based awards that vest over a period of time;

•	short-term incentives through the payment of annual cash bonuses;

•	competitive executive benefits and perquisites.

      In making determinations for base salaries, award opportunities to be provided to officers under the compensation program and in establishing short-and long-term performance targets, the Compensation Committee will consider data provided by independent compensation experts for the purpose of determining competitive levels of total compensation for each executive. The Compensation Committee’s objective is to develop a total compensation program that is competitive in the marketplace and provides significant incentive to increase stockholder value. While the Compensation Committee believes it is important to ensure that total compensation levels for each executive are competitive, it also believes that the mix of compensation should be weighted toward variable components that provide a significant incentive for the achievement of the financial performance objectives.

      In establishing the compensation level for Gordon A. Paris, who became the Company’s Interim President and Chief Executive Officer in November 2003 and its Interim Chairman in January 2004, the Committee considered several factors, including the unusual circumstances under which Paris was asked to assume these roles at the request of the Board of Directors, the level of compensation which Paris had experienced in his current and most recent professional positions, and competitive compensation data provided by an independent compensation expert. Paris’ compensation consists of a base salary of $2.0 million, reduced by base compensation earned from his other employer, Berenson & Company. In addition, Paris is awarded an annual grant of restricted stock units representing 68,494 shares of Class A Common Stock, and is eligible to be considered for other short- and long-term compensation programs.

Compensation Committee

/s/ JAMES R. THOMPSON

James R. Thompson

/s/ RICHARD R. BURT

Richard R. Burt

Stockholder Return Performance Graph

      The following graph compares the percentage change in the Company’s cumulative total stockholder return on its Class A Common Stock (assuming all dividends were reinvested at the market price on the date of payment) against the cumulative total stockholder return of the NYSE Market Index and the Media General Industry Group Index — Newspapers for the period commencing with December 31, 1998 through December 31, 2003. The Class A Common Stock is listed on the NYSE under the symbol “HLR”.

Comparison of Cumulative Total Return of the

Company, Peer Groups, Industry Indexes and/or Broad Markets

	1999	2000	2001	2002	2003

Hollinger International Inc.	97.05	123.79	95.37	85.11	133.22
Media General Group Index	128.24	113.50	98.49	103.14	124.77
NYSE Market Index	109.50	112.11	102.12	83.42	108.07

Source: Media General Financial Services

P.O. Box 85333
Richmond, VA 23293
Phone: 1-(800) 446-7922
Fax: 1-(804) 649-6826

      The information in the graph was prepared by Media General Financial Services. The graph assumes an initial investment of $100.00 and reinvestment of dividends during the period presented.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of December 31, 2004, unless otherwise indicated, certain information regarding those persons or entities known to hold more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock and ownership of Class A Common Stock and Class B Common Stock by the named executive officers, the incumbent directors and all directors and executive officers as a group.

	Class and Number of Shares
Name and Address	Beneficially Owned(1)		Percent of Class(3)

Tweedy, Browne Company LLC 350 Park Avenue New York, New York 10022	12,893,450	Class A Common	17.0%
Hollinger Inc. and affiliates 10 Toronto Street Toronto, Ontario(4)	15,772,923	Class A Common	17.4%
M5C 2B7 Canada	14,990,000	Class B Common	100.0%
Barbara Amiel Black(4),(5)	16,052,673	Class A Common	17.7%
Conrad M. Black(4),(5)	16,052,673	Class A Common	17.7%
Paulson & Co, Inc. 590 Madison Ave New York, NY 10022	6,586,555	Class A Common	8.7%
Sterling Capital Management LLC 4064 Colony Road, Suite 300 Charlotte, North Carolina 28211	4,364,135	Class A Common	5.8%
Peter Y. Atkinson	56,750	Class A Common	*
J.A. Boultbee(6)	—	Class A Common	*
Richard R. Burt	22,500	Class A Common	*
Daniel W. Colson	1,017,125	Class A Common	1.3%
Paul B. Healy	276,900	Class A Common	*
Henry A. Kissinger	22,500	Class A Common	*
Peter K. Lane	—	Class A Common	*
Shmuel Meitar	22,500	Class A Common	*
Gordon A. Paris	136,988	Class A Common	*
Richard N. Perle(7)	14,145	Class A Common	*
F. David Radler(8)	—	Class A Common	*
Graham W. Savage	—	Class A Common	*
Raymond G.H. Seitz	—	Class A Common	*
James R. Thompson	23,000	Class A Common	*
All Directors and Executive Officers as a group (16 persons)(2)	17,712,706	Class A Common	18.4%

(1)	Includes shares subject to presently exercisable options or options exercisable within 60 days of December 31, 2004, held by executive officers and directors under the Company’s 1994 Stock Option Plan, 1997 Stock Incentive Plan and 1999 Stock Incentive Plan as follows: Atkinson 56,750 shares; Burt 22,000 shares; Colson 1,017,125 shares; Healy 276,900 shares; Kissinger 22,000 shares; Meitar 22,000 shares; Perle 7,625 shares; and Thompson 22,000 shares. With respect to Paris, includes 136,988 shares issuable pursuant to Restricted Stock Units.

(2)	The directors and executive officers as a group (16 persons) were the beneficial owners of 17,712,706 shares of Class A Common Stock (which includes: presently exercisable options to purchase 1,514,025 shares of Class A Common Stock, 14,990,000 shares of Class B Common Stock which are convertible into an equal number of shares of Class A Common Stock and 136,988 shares issuable pursuant to Restricted Stock Units). The directors and executive officers as a group were also the beneficial owners of 14,990,000 shares of Class B Common Stock or 100% of the outstanding Class B Common Stock, as of December 31, 2004. Certain current and former directors and officers may still hold Hollinger Inc. Retractable Shares (“Retractable Shares”) which are exchangeable at the option of Hollinger Inc. for shares of the Company’s Class A Common Stock. The Company is currently unable to determine how many Retractable Shares are currently held by current and former directors and officers.

(3)	An asterisk (*) indicates less than one percent of a class of stock.

(4)	As of December 15, 2004, includes: (i) 2,000,000 shares of Class A Common Stock issuable upon conversion of 2,000,000 shares of Class B Common Stock held by Hollinger Inc.; (ii) 12,990,000 shares of Class A Common Stock issuable upon conversion of 12,990,000 shares of Class B Common Stock held by 504468 N.B. Inc. (“NBCo”), an indirect wholly owned subsidiary of Hollinger Inc.; and (iii) 782,923 shares of Class A Common Stock held by NBCo.

(5)	As of December 15, 2004, includes: (i) 15,772,923 shares of Class A Common Stock beneficially owned by Hollinger Inc. (See Note 4 above) (Black controls The Ravelston Corporation Limited, which controls Hollinger Inc.); (ii) 600 shares of Class A Common Stock held by Black; (iii) 9,600 shares of Class A Common Stock held by Conrad Black Capital Corporation, which Black controls; (iv) 50 shares of Class A Common Stock held by Black’s son; and (v) 269,500 shares of Class A Common Stock held by Amiel Black, Black’s spouse. Black disclaims beneficial ownership of his son’s and spouse’s securities. Amiel Black disclaims beneficial ownership of all securities held directly or indirectly by her spouse and spouse’s son. This excludes the 1,363,750 shares of Class A Common Stock that Black alleges he owns in connection with stock options that he attempted to exercise in February and April 2004, which are the subject of pending litigation between Black and the Company.

(6)	Excludes 365,250 shares of Class A Common Stock that Boultbee alleges he owns in connection with stock options that he attempted to exercise in 2003, which are the subject of pending litigation between Boultbee and the Company.

(7)	Includes 2,120 shares of Class A Common Stock held by Perle’s wife, 800 shares of Class A Common Stock held by the Perle Defined Pension Plan as to which Perle may be deemed to have indirect beneficial ownership and 3,600 shares owned by Perle.

(8)	The Company has been unable to determine Radler’s holdings.

     Changes in Control; Pledges of Securities

      Hollinger Inc. has publicly stated that as of December 15, 2004, Hollinger Inc. owned, directly or indirectly, 782,923 shares of the Company’s Class A Common Stock and 14,990,000 shares of the Company’s Class B Common Stock (which represent all of the issued and outstanding shares of Class B Common Stock). All of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class A Common Stock is being held in escrow with a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares and all of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011. Hollinger Inc. reported that, as of the close of business on December 10, 2004, $78 million principal amount of the Senior Secured Notes and $15 million principal amount of the Second Priority Secured Notes were outstanding.

      Under the terms of the Series II Preference Shares of Hollinger Inc., each Preference Share may be retracted by its holder for 0.46 of a share of the Company’s Class A Common Stock. Until the Series II Preference Shares are retracted in accordance with their terms, Hollinger Inc. may exercise the economic and voting rights attached to the underlying shares of the Company’s Class A Common Stock.

Equity Compensation Plan Information

      See “Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities” for information about the Company’s stock option plan as of December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      The following is a description of certain relationships and related party transactions since January 1, 2001. In August 2004, the Special Committee filed in court its Report that sets out the scope and results of its investigation into certain relationships and related party transactions involving certain former executive officers and certain current and former directors of the Company. The following discussion does not purport to cover all relationships and related party transactions that the Special Committee investigated and reported upon. In addition, the following does not purport to include all findings of the Special Committee with respect to the relationships and related party transactions reported under this item. Certain amounts may differ from amounts used in the Report due to differences in exchange rates. See “Item 1 — Business — Recent Developments — Report of the Special Committee.”

      As noted under “Item 3 — Legal Proceedings,” most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the current and former directors of the Company who are the subject of the Report.

Restructuring Agreement

      On November 15, 2003, the Special Committee and Audit Committee disclosed to the Board of Directors the preliminary results of their investigations into a total of $32.2 million in payments characterized as “non-competition” payments made by the Company to Black, Hollinger Inc., Radler, Boultbee and Atkinson. The two committees determined that these payments were made without appropriate authorization by either the Audit Committee or the full Board of Directors and had no economic basis. According to the Report, of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and $602,500 was paid to each of Boultbee and Atkinson in 2000 and 2001.

      As a consequence of the findings of the Special Committee and the Audit Committee, the Company and Black signed the Restructuring Agreement on November 15, 2003. The Restructuring Agreement provides for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard to advise on the Strategic Process; and certain management changes, including the retirement of Black as CEO, the resignations of Radler and Atkinson and Boultbee. The Company terminated Boultbee as an officer after failing to reach an agreement with him. In addition, Black agreed, as the majority stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction were necessary to enable Hollinger Inc. to avoid a material default or insolvency.

Management Services Agreements

      Prior to their termination effective June 1, 2004, the Company had management services agreements with RMI pursuant to which RMI provided advisory, consultative, procurement and administrative services to the Company. These services agreements were assigned to RMI by Ravelston on July 5, 2002. Ravelston is an affiliate of the Company controlled by Black and co-owned by other former executive officers of the Company, including Radler, Atkinson, Boultbee and Colson. RMI is a wholly-owned subsidiary of Ravelston. Ravelston and RMI billed the Company $23.9 million in 2003, $23.7 million in 2002 and $29.0 million in 2001 for fees and allocated expenses pursuant to these agreements.

      In addition, the Company had separate management services agreements with Moffat, a Barbados corporation owned by Black, Radler, Atkinson and Boultbee, and Black-Amiel, a Barbados corporation owned by Black, Boultbee and Amiel Black. The Company paid $2.1 million in 2003, $1.9 million in 2002 and $1.7 million in 2001 in fees under these agreements. These payments were made pursuant to separate management services agreements between the Company and each of Moffat and Black-Amiel, and the Special Committee does not believe that these agreements had any economic substance. Neither Moffat nor Black-Amiel has any employees of which the Special Committee is aware, or provided any services to the Company.

      The Restructuring Agreement provides for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI of the termination of the services agreements effective June 1, 2004 and subsequently proposed a reduced management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004, which RMI did not accept. RMI demanded a management fee of $2.0 million per month, which the Company did not accept. The Company has not paid any management fees during the notice period and has hired personnel to provide accounting and other services previously provided by Ravelston personnel. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See “Item 3 — Legal Proceedings — Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”

      In the Report, the Special Committee determined that through the services agreements, Ravelston and RMI collected excessive and unjustifiable management fees from the Company for the benefit of Black, Radler and other former executive officers of the Company. The Company, through the Special Committee, is seeking to recover the excessive management fees in legal actions pending before the courts. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Loan to Subsidiary of Hollinger Inc.

      The Company extended a loan to a subsidiary of Hollinger Inc. on July 11, 2000 in the amount of $36.8 million. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. The loan was made to fund Hollinger Inc.’s purchase of special shares of HCPH Co., with interest payable at a rate of 13% per annum. Effective January 1, 2002, the Executive Committee caused the Company to reduce the interest rate to 90-day LIBOR plus 3% per annum, without the knowledge or approval of the Company’s independent directors, as determined by the Special Committee.

      On March 10, 2003, the Company calculated the principal amount and interest outstanding under this loan as $46.2 million. In conjunction with the closing of the offering of 11 7/8% Senior Secured Notes by Hollinger Inc., Hollinger Inc. and the Company agreed to amend this loan as follows:

•	$25.8 million of the loan was repaid by the Hollinger Inc. subsidiary by application of amounts due to it with respect to the repurchase of shares of Class A Common Stock and redemption of shares of Series E Preferred Stock by the Company as discussed below; and

•	The remaining indebtedness of $20.4 million under this loan, according to the Company’s incorrect calculation, was subordinated in right of payment to the Hollinger Inc. 11 7/8% Senior Secured Notes due 2011 and now bears interest at a rate of 14.25% if paid in cash and 16.5% if paid in kind. The subordination agreement permits the subsidiary of Hollinger Inc. to pay amounts due on this subordinated loan to the extent not prohibited under the indenture governing the 11 7/8% Senior Secured Notes. The reimbursement obligations of the Hollinger Inc. subsidiary under this loan are secured by a cash collateral account that Ravelston was required to fund. Ravelston has funded approximately $147,000 to this account. The loan is guaranteed by Ravelston and secured by its receivables under Ravelston’s management services agreement with CanWest.

      In connection with these amendments, 2,000,000 shares of Class A Common Stock were repurchased from one of Hollinger Inc.’s wholly-owned subsidiaries at a purchase price of $8.25 per share, for total proceeds of $16.5 million. In addition, the Company redeemed for cancellation 93,206 shares of Series E Preferred Stock held by the same subsidiary of Hollinger Inc. at the subsidiary’s request pursuant to the Company’s Certificate of Designation for the Series E Preferred Stock at a redemption price of Cdn.$146.63 per share, for a total cash payment of $9.3 million.

      This loan is payable in full on demand any time after March 1, 2011, and bears interest at a rate of 14.25% if paid in cash and 16.5% if paid in kind, which the Hollinger Inc. subsidiary is permitted to do under the terms of the promissory note if interest payments to the Company are prohibited under the indenture governing the 11 7/8% Senior Secured Notes. The Hollinger Inc. subsidiary made only partial interest payments on the note until August 2003, when it discontinued payments altogether. At this time, the Company cannot ascertain which interest rate is the appropriate one to apply to the debt. Although, as set forth in the Report, the Special Committee believes interest should be accrued at the higher rate, to be conservative, the Company has accrued interest at the lower rate. Based on the principal amount of the promissory note signed by the Hollinger Inc. subsidiary on March 10, 2003 and using the lower interest rate, approximately $22.1 million was outstanding under that loan as of December 31, 2003. This amount includes both principal and $1.8 million in accrued but unpaid interest.

      In the Report, the Special Committee concluded that through Black, Radler, and Boultbee, Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000. The Special Committee also determined that the January 2002 interest rate reduction was unauthorized because it was undertaken without review or approval by the Company’s independent directors. The Company, through the Special Committee, seeks to rescind the loan in pending legal actions or, in the alternative, to obtain damages for the January 2002 unauthorized interest rate reduction. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

NP Holdings Sale

      On July 3, 2002, N.P. Holdings, a subsidiary of the Company, was sold to RMI for $3.8 million (Cdn.$5.8 million). The Company, through the Special Committee, has commenced legal action against RMI and others for breach of fiduciary duty and fraud in connection with the transaction. See “Item 1 — Business — Recent Developments — Report of the Special Committee and Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.” Before the sale, NP Holdings had no significant assets or liabilities other than accrued tax losses. Prior management asserted that NP Holdings potentially had an obligation from a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay The National Post Company Cdn.$22.5 million in connection with the sale to CanWest of The National Post Company, which owned the Company’s remaining 50% interest in the National Post newspaper. Immediately prior to the sale, prior management caused the Company to contribute Cdn.$22.5 million as equity to NP Holdings and then borrow that amount from NP Holdings by way of a demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. The note is payable by the Company’s subsidiary, HCPH Co., and was originally in favor of NP Holdings but was later assigned to RMI. Notwithstanding these transactions and absent consent from CanWest or The National Post Company to the assumption of the obligation by any party other than the Company, the Company was required to pay Cdn.$22.5 million plus interest on November 30, 2004 to satisfy a judgment obtained against the Company by The National Post Company for that amount. The Company has refused to honor the promissory note to RMI and will be seeking a declaration from RMI that it is not liable on the note. In addition, since the sale, the Company has learned that NP Holdings had greater loss carryforwards than the parties believed at the time of the sale. Therefore, the Company has requested that RMI pay a higher price in recognition of the greater value of NP Holdings, but the Company does not have a contractual right to receive any such additional amount. Although the sale was approved by the Audit Committee, the Special Committee concluded that the approval was based on false and misleading information provided to the Audit Committee by prior management. Moreover, according to the Report, neither the equity infusion nor the demand promissory note was ever disclosed to or approved by the Audit Committee.

Berenson & Company

      The Company’s current Interim Chairman of the Board of Directors, Interim President and CEO, Gordon Paris, is a managing director of Berenson & Company. Berenson & Company acted as financial advisor to the Company in December 2002 and received a fee of approximately $1.0 million in connection with the placement of the Company’s 9% Senior Notes.

Special Committee Costs; Advancement of Legal Fees

      During 2003, the Company incurred expenses of $10.1 million in connection with the Company’s Special Committee investigation and related litigation. The Special Committee costs are included in “Other operating costs” in the Consolidated Statement of Operations for the year ended December 31, 2003. Included in the $10.1 million are legal fees and other professional fees related to the Special Committee investigation and related litigation and legal fees of approximately $1.6 million advanced by the Company on behalf of current and former directors and officers. The majority of the $1.6 million relates to payments of fees for legal counsel representing current and former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations. In addition, from January 1 through September 30, 2004, the Company advanced an additional $8.7 million of legal fees on behalf of current and former directors and officers.

      The following legal fees have been advanced on behalf of current and former directors and officers in 2003 and from January 1, 2004 through September 30, 2004.

	2003	2004

	($’s in thousands)
P. Atkinson	$368	$255
C. Black	388	3,715
B. Amiel Black	—	310
J. Boultbee	—	51
R. Burt	—	469
D. Colson	23	33
P. Healy	139	8
M. Kipnis	163	1,022
H. Kissinger	—	206
R. Perle	—	52
F.D. Radler	316	1,904
T. Vogt	8	228
Others(1)	224	485

	$1,629	$8,738

(1)	Includes amounts advanced or reimbursed by the Company to current or former directors or officers, not otherwise noted, if the total amount was $60,000 or less individually during periods presented.

Corporate Aircraft

      Hollinger Inc. and its affiliates billed the Company for allocable airplane expenses amounting to nil, $2.3 million and $4.4 million in 2003, 2002, and 2001, respectively.

      During the year ended December 31, 2003, the Company billed Hollinger Inc. $1.2 million (2002 — $800,000, 2001 — nil) for use of its aircraft and applied the income against operating expenses. The Company grounded the corporate aircraft in November 2003. One aircraft was leased. That lease has been terminated and the plane was returned to the lessor. The other plane was owned and has been classified as held for sale in the Consolidated Balance Sheet at December 31, 2003. The Company sold the aircraft in April 2004.

Joint Venture Printing

      The majority of printing of The Daily Telegraph and The Sunday Telegraph is contracted to two 50% owned joint ventures. The joint ventures are accounted for as equity investments. (See Note 5 of Notes to Consolidated Financial Statements.) Expenses for printing conducted by these joint ventures are included in operating costs and expenses in the Consolidated Statements of Operations.

      The Telegraph Group owns a 50% interest in a joint venture established to undertake the sourcing of newsprint for the joint venturers. This joint venture arrangement replaces a similar arrangement terminated in 2001.

      Purchases from the joint ventures for printing services and newsprint purchases are disclosed separately in the Consolidated Statements of Operations.

Osprey Media Sales

      In two separate transactions in July and November, 2001, the Company and Hollinger L.P. completed the sale of most of the Company’s remaining Canadian newspapers to Osprey Media for aggregate consideration of approximately $166.0 million (Cdn. $255.0 million) plus closing adjustments primarily for working capital. The former CEO of Hollinger L.P. is a minority stockholder and CEO of Osprey Media.

      In connection with the above two sales, the Company, Hollinger Inc., and Black, Radler, Atkinson and Boultbee, each a former executive officer of the Company, entered into “non-competition” agreements with Osprey Media pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to Osprey Media for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn.$7.9 million. All of such consideration was paid to Black and the three other executive officers. The Special Committee concluded that the allocation of the payment was determined by Black and the other three executive officers and the “non-competition” allocation of the purchase price was funded entirely by the Company with none of the allocation borne by Hollinger L.P. The Company, through the Special Committee, is seeking recovery of these payments, plus interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

CanWest Transactions

      In November 2000, the Company completed the sale of most of its Canadian newspapers and related assets to CanWest. The Company received, net of the “non-competition” payments which it paid to Black, Radler, Atkinson, Boultbee and Ravelston, approximately $1.8 billion (Cdn.$2.8 billion), plus closing adjustments for working capital at August 31, 2000 and cash flow and interest for the period September 1 to November 16, 2000.

      In connection with the sale to CanWest, Ravelston entered into a management services agreement with CanWest and the National Post pursuant to which it agreed to continue to provide management services to the Canadian businesses sold to CanWest in consideration for an annual fee of Cdn.$6.0 million payable by CanWest. CanWest is obligated to pay Ravelston a termination fee of Cdn.$45.0 million in the event that CanWest chooses to terminate the management services agreement or Cdn.$22.5 million in the event that Ravelston chooses to terminate the agreement. Further, the Company, Ravelston, Hollinger Inc., Black, Radler, Atkinson and Boultbee entered into “non-competition” agreements with CanWest. The Company, through the Special Committee, is seeking recovery of $52.9 million in “non-competition” and interest payments in connection with this transaction and $39.0 million in management fees Ravelston receives from CanWest, plus interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Community Newspaper Sales

      In the December 31, 2000 consolidated financial statements, the Company disclosed that it had concluded three separate transactions to sell certain publishing assets. The underlying purchase and sale agreements for the Paxton, Forum and the second CNHI transactions provided for the payment of “non-competition” fees to Hollinger Inc. totaling $1.4 million, which occurred in September and November of 2000. According to the Report, the Audit Committee was not informed of these payments nor was its approval sought for them. The Company, through the Special Committee, is seeking recovery of these payments plus interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

      In addition to the above noted “non-competition” payments provided for in the sale documents, the Special Committee determined that an additional $9.5 million of sale proceeds from one of these three transactions was improperly paid to four former executive officers with the intent to defraud the Company of these funds and without the authorization of the Audit Committee. The Special Committee also determined that further amounts totaling $5.5 million were paid to these same former executives in February 2001, which payments were purportedly supported by sham “non-competition” agreements backdated to December 31, 2000. The Report also stated that, in April 2001, payments totaling $600,000 were made to the four former executive officers without approval of the Audit Committee and without any underlying “non-competition” agreements. The Company, through the Special Committee, is seeking recovery of these payments plus interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

      Included in the U.S. Community newspaper transactions was the sale of four U.S. community newspapers for an aggregate consideration of $38.0 million to Bradford, a company formed by a former U.S. Community Group executive officer and in which Black and Radler, each a former executive officer of the Company, are each 25% stockholders. In connection with the sale, the Company entered into “non-competition” agreements with Bradford for an aggregate consideration of $6.0 million, payable in the form of a non-interest bearing 10-year note. The note is unsecured, due over the period to 2010 and subordinated to the rights of Bradford’s lenders. This note is non-interest bearing, and accordingly, the Company established the amount receivable at the net present value at the time of the agreement. The December 31, 2003 balance of $3.4 million represents the net present value less any payments received. The Company, through the Special Committee, has brought suit to recover damages arising from the Bradford transaction. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Horizon Operations (Canada) Ltd. and Horizon Publications Inc. Sales

      On January 1, 2003, Canadian Classified Network (“CCN”) was disposed of to Horizon Operations (Canada) Ltd. (“HOCL”), for cash consideration of approximately Cdn.$198,000. HOCL is controlled by Black and Radler. CCN places classified advertising in newspapers participating in a joint advertising group managed by CCN. Until disposed of, CCN was a division of HCPH Co. During the year ended December 31, 2003, the Company earned management fees of approximately Cdn.$117,000 from CCN under a profit sharing arrangement whereby Hollinger L.P. is entitled to 50% of the profits of CCN. In addition, the Company received approximately Cdn.$117,000 with respect to advertising related activities with CCN. This transaction was not approved by the Company’s independent directors.

      In August 2001, the Company transferred certain publications, including the Mammoth Times Publication, to Horizon in exchange for $1.00. Horizon is managed by former Community Group executive officers and is controlled by Black and Radler. The Company, through the Special Committee, has brought suit to recover damages arising from these transactions. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

      In April 2001, the Company sold the Kelowna Capital and the Vernon Sun-Review to West Partners, a partnership of which the stepfather of Horizon’s then-president Todd Vogt was a one-third owner. The transaction was structured such that a subsidiary of the Company sold the Kelowna Capital for $7.3 million. The Special Committee discovered that the Company capitalized the Vernon Sun-Review with $2.3 million that was then transferred to West Partners. The Special Committee concluded that, in essence, the Company paid West Partners $2.3 million to buy the Vernon Sun-Review, thereby reducing the actual purchase price of these properties to approximately $5.0 million. According to the Report, the Special Committee has been unable to find any evidence that this transaction was disclosed to the Board of Directors or the public. The Company, through the Special Committee, has brought suit to recover damages arising from these transactions. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

      The Company sold certain community newspaper properties to Horizon in 1999 for approximately $43.7 million of which $1.2 million was paid to Hollinger Inc. as purported consideration for a “non-competition” agreement. In connection with the sale, the Company loaned approximately $8.0 million to Horizon to finance the purchase of those assets. $4.9 million (excluding interest) was outstanding under that loan as of December 31, 2003. The loan, which matures in 2007, is unsecured and bears interest at the lower of 8% per annum and LIBOR plus 2%. According to the Report, neither the payment to Hollinger Inc. nor the Company’s loan to Horizon were disclosed to or approved by the Company’s independent directors. The Company, through the Special Committee, has brought suit to recover damages arising from these transactions. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Hollinger Digital

      Perle, a member of the Company’s Board of Directors, received a salary of approximately $119,000 in 2003, approximately $300,000 in 2002 and approximately $294,000 in 2001 from Hollinger Digital, a subsidiary of the Company, in his capacity as co-Chairman of Hollinger Digital Inc. In 2001, Perle also received a bonus of approximately $225,000 under the Digital Incentive Plan.

      During 2001, the Company made payments under the Digital Incentive Plan of approximately $250,000 to Black, $150,000 to Radler, $100,000 to Atkinson and $50,000 to each of Colson and Boultbee. No further payments were made in either 2002 or 2003. The Special Committee determined that these payments were unfair to the Company and the Company, through the Special Committee, is seeking recovery of the payments to Black, Radler, Colson and Boultbee, plus interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.” Atkinson’s settlement agreement with the Company includes repayment of all amounts that Atkinson received under the Digital Incentive Plan. See “— Release and Settlement Agreement with Atkinson,” below.

Payment to Colson

      The Company made a payment of approximately $1.1 million to Colson in 2001. The Special Committee determined that there was no economic substance to or valid business purpose for this payment and the Company, through the Special Committee, is seeking recovery of the payment plus interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Payments to Amiel Black

      As disclosed under “Item 11 — Directors Compensation,” Amiel Black received a salary of $157,500 for her role as Vice-President-Editorial in 2003 and approximately $43,000 for articles contributed to The Daily Telegraph and The Sunday Telegraph in 2003. Amiel Black received a salary of $156,000 and $150,000 in

2002 and 2001, respectively, and bonuses of $120,000 in each of 2002 and 2001 for her role as Vice-President-Editorial-Times and approximately $28,000 and approximately $16,000 in 2002 and 2001, respectively, for articles contributed to The Daily Telegraph and The Sunday Telegraph.

      The Special Committee determined that there was no economic substance for the salary and bonus payments made to Amiel Black for serving as the Company’s Vice President, Editorial and the Company, through the Special Committee, is seeking recovery of the payments plus interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee” and “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Amounts Paid to Rona Radler and Melissa Radler

      From January 1, 2001, to August 27, 2003, the Company employed Melissa Radler, a daughter of Radler, as a reporter. Melissa Radler was paid $62,000, $56,000 and $54,000 in 2003, 2002 and 2001, respectively, as salary and bonus.

      During the years 2001 to 2003, Rona Radler, Radler’s spouse, served as Chairman of the Chicago Sun-Times Charitable Trust, a charitable trust under the auspices of the Chicago Sun-Times. As Chairman, she received director’s fees of $18,000, $24,000 and $24,000 in 2003, 2002 and 2001, respectively, which amounts were paid by the Company.

Management Fees Paid to Horizon

      The Company recorded management fees payable to Horizon of approximately $100,000 and $200,000 in 2003 and 2002, respectively, in connection with administrative services provided by Horizon.

Trireme Associates LLC

      In 2003, the Company made an investment of $2.5 million in Trireme Associates LLC (“Trireme LLC”) which is the general partner of Trireme Partners LP (“Trireme LP”), a venture capital fund. Trireme LLC, as general partner of Trireme LP, receives 20% of the profits of Trireme LP (“the Distribution”) after repayment of invested capital. The remaining 80% of the profits of Trireme LP will be distributed to Trireme LLC and the limited partners of Trireme LP based upon their invested capital. Perle, a director of the Company, has an equity interest in Trireme LLC. In addition, Trireme Management LLC is the designated manager of Trireme LP. As Manager, Trireme Management LLC receives a management fee from Trireme LP. Perle is a member of management of Trireme Management LLC. Black and Dr. Henry A. Kissinger, directors of the Company, are former members of the Strategic Advisory Board of Trireme LP.

Charitable Contributions

      In June 2001, the Company, through a non-profit organization of which it was a member, purchased the publication The National Interest, for $75,000. Black and members of the Company’s Board of Directors, Henry A. Kissinger and Perle, are advisors to the publication. In each of 2003 and 2002, the Company contributed $100,000 to the non-profit organization which owned The National Interest. The Company also contributed $300,000 in 2001 to the non-profit organization which owned The National Interest. In 2003, the Company entered into discussions to withdraw as a member of this non-profit organization. In October 2004, the Company, with a final contribution of $75,000, withdrew as a member of the non-profit organization which owns The National Interest. See “Item 1 — Business — Recent Developments — Report of the Special Committee.”

Hollinger Inc. Information Technology Equipment

      The Company had an informal agreement with Hollinger Inc. whereby Hollinger Inc. would pay the costs of computer equipment and related products and services at Hollinger Inc.’s and Ravelston’s corporate offices in Toronto in 2002 and the Company would pay the costs in 2003. The Company and Hollinger Inc. were to reconcile the spending and share the combined costs equally. Based upon the evaluation of the combined costs under this arrangement, the Company is owed approximately Cdn. $173,000 by Hollinger Inc. Hollinger Inc. has not yet paid its share of the costs incurred and continues to retain possession of the computer and related equipment acquired by the Company.

Release and Settlement Agreement with Atkinson

      On April 27, 2004, the Company and Atkinson entered into a Release and Settlement Agreement. The terms of the agreement are subject to approval by the Delaware Chancery Court in the stockholder derivative litigation brought by Cardinal Value Equity Partners, L.P. because Atkinson is a defendant in that action. As a result of the agreement, Atkinson is not named as a defendant in the civil complaint brought by the Special Committee on behalf of the Company in federal court in Illinois. See “Item 3 — Legal Proceedings — Stockholder Derivative Litigation” and “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”

      Under the terms of the Release and Settlement Agreement, as amended, in order to finally resolve all actual and potential claims against him by the Company and its subsidiaries in connection with transactions being investigated by the Special Committee and related legal actions, Atkinson has agreed to pay the Company a total of approximately $2.8 million. Prior to December 31, 2003, Atkinson paid the Company $350,000.

      Under the terms of the agreement, Atkinson has resigned as an officer of the Company as of April 27, 2004. The Company has agreed to allow Atkinson to exercise his vested options immediately upon such resignation, all proceeds from any sale of shares of Class A Common Stock underlying such options to be deposited into an escrow account, with a portion of such amount to be transferred to the Company in satisfaction of the settlement upon court approval. Accordingly, on April 27, 2004, Atkinson exercised his vested options and the proceeds from the sale of shares of Class A Common Stock underlying such options of approximately $4.0 million were deposited into an escrow account, of which approximately $2.4 million is to be paid to the Company upon court approval of the settlement. The Company and Atkinson have entered into an Option Exercise and Escrow Agreement to set forth the detailed terms of the option exercise and escrow arrangements.

      As part of the settlement, Atkinson has agreed to fully and actively cooperate with the Company and in particular with the investigation of the Special Committee. The parties have also agreed that Atkinson will continue as a consultant to the Company under the terms of a separate consulting agreement. See “— Consulting Agreement with Atkinson” below.

      The Company has also agreed to advance monies in accordance with the Company’s bylaws for reasonable legal costs and expenses incurred by Atkinson in connection with the investigation of the Special Committee and related legal actions. See “— Special Committee Costs; Advancement of Legal Fees” above.

      Each of the Company and Atkinson has the right to withdraw from and terminate the settlement agreement if (1) the court orders approving the terms of the settlement are not entered substantially in the customary form for derivative settlements in Delaware, (2) the settlement is not approved or is materially modified by the court or upon appeal, (3) any of the conditions of the agreement are not fulfilled, or (4) application to the court for approval of the settlement shall not have been made on or before March 31, 2005. Each party must provide the other with twelve day prior written notice of withdrawal and termination and the grounds therefor. Upon withdrawal and termination, each party is restored to his or its respective position as it existed prior to entering into the settlement agreement, except that Atkinson will not become an employee or officer of the Company and the amounts due to the Company (approximately $2.4 million) will remain in escrow.

Consulting Agreement with Atkinson

      On April 27, 2004, the Company entered into a consulting agreement with Atkinson under the terms of which Atkinson was engaged to assist the Chief Executive Officer of the Company with respect to the Company’s ongoing relationship with CanWest and to perform such other functions and tasks as assigned by the Chief Executive Officer of the Company from time to time. The consulting agreement expires on February 28, 2005 unless earlier terminated by either party. During the term of the agreement, the Company has agreed to pay Atkinson $30,000 per month for services rendered and permit continued vesting during the term of the agreement of any unvested stock options previously granted to Atkinson by the Company that would have vested during such term but for Atkinson’s resignation from the Company on April 27, 2004. The Company also agreed to provide Atkinson with suitable office space and appropriate secretarial and administrative assistance at the Company’s expense and to reimburse him for reasonable travel and other expenses approved in advance by the Company during the term of the agreement. The agreement may be terminated by either party without cause upon 10 days’ prior written notice or immediately by the Company for cause. If the agreement is terminated for any reason, Atkinson is entitled to any earned but unpaid compensation up to the date of termination but is not entitled to any further compensation after such date. If the Company terminates the agreement without cause or upon a change of control event, all of Atkinson’s options will vest. If the agreement is terminated by the Company for cause or by Atkinson for any reason, Atkinson will lose his options that vested during the term of the agreement and any unvested options.

Compromise Agreement with Colson

      On March 23, 2004, the Company, Telegraph Group Limited and Colson entered into a Compromise Agreement under the terms of which Colson has retired from his positions with the Company with immediate effect, except that he remained a member of the Board of Directors. Under the terms of the agreement, the Company has agreed to make a severance payment to Colson in the amount of approximately £120,000 (approximately $221,000 at an exchange rate of US$1.8400 to £1), less deductions for income tax and social security, and permit Colson to continue to participate in the Telegraph’s private health insurance, permanent health insurance and life assurance arrangement on the then current basis until the relevant renewal date.

      The agreement provides that Colson may exercise his vested options within 30 days of April 3, 2004, the effective date of termination of his employment with Telegraph Group Limited, excluding any period during which Colson is prohibited from exercising such options. Colson’s unvested options were forfeited on April 3, 2004.

      The Company has agreed to pay Colson £100,000 (approximately $184,000) in consideration for Colson’s agreement not to engage in any business anywhere which is in competition with the Company and in which Black has a material business interest for a period of six months after April 3, 2004. The terms of the Compromise Agreement do not prevent Colson from keeping his interest in Ravelston and Hollinger Inc. or from holding less than 5 percent of any class of publicly traded stock.

      Telegraph has agreed to pay Colson’s reasonable legal fees in connection with entering into the Compromise Agreement up to a maximum of £10,000 plus value added tax. In addition, Colson remains eligible for advancement of legal fees pursuant to the terms of the Company’s bylaws. See “— Special Committee Costs; Advancement of Legal Fees” above. The Company and Telegraph have also agreed to maintain Colson’s coverage under their respective directors’ and officers’ liability insurance policies for six years.

Business Opportunities Agreement

      In February 1996, the Company entered into an amended and restated business opportunities agreement (the “Business Opportunities Agreement”) with Hollinger Inc. The Business Opportunities Agreement sets forth the terms which the Company and Hollinger Inc. will resolve conflicts over business opportunities. The Company and Hollinger Inc. agreed to allocate to the Company opportunities relating to the start-up, acquisition, development and operations of newspaper businesses and related media businesses in the United States, Israel, and the Telegraph Territory (collectively, the “Hollinger International Territory”) subject to the limitations in the Co-Operation Agreement (as defined below), and to Hollinger Inc. opportunities relating to the start-up, acquisition, development and operation of newspaper businesses and related media businesses in Canada. In addition, subject to the terms of the Co-Operation Agreement, Hollinger Inc. reserved opportunities in the media business other than in a related media business to itself or such of its subsidiaries or affiliates or the Company’s subsidiaries or affiliates as Hollinger Inc. in its reasonable and good faith judgment believed would be best able to develop such opportunity. The Telegraph Territory is defined in a co-operation agreement between Hollinger Inc. and the Telegraph PLC dated June 23, 1992 (the “Co-Operation Agreement”) as the United Kingdom and other member states, from time to time, of the European Union, Australia and New Zealand.

      For purposes of the Business Combination Agreement, “newspaper business” means the business of publishing and distributing newspapers, magazines and other paid or free publications having national, local or targeted markets, “media business” means the business of broadcast of radio, television, cable and satellite programs, and “related media business” means any media business that is an affiliate of, or is owned or operated in conjunction with, a newspaper business.

      The terms of the Business Opportunities Agreement will be in effect for so long as Hollinger Inc. holds at least 50% of the Company’s voting power. The terms of the Co-Operation Agreement expired upon the completion of the sale of the Telegraph Group on July 30, 2004.

Item 14.	Principal Accountant Fees and Services

      The Audit Committee has responsibility for appointing, setting fees, and overseeing the work of the registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the registered public accounting firm, subject to de minimis exceptions for non-audit services that are approved by the Audit Committee prior to the completion of the audit.

      On an ongoing basis, management defines and communicates specific projects for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if it approves the engagement of KPMG LLP. The categories of service that the Audit Committee pre-approves are as follows:

      Audit Services. Audit services include work performed in connection with the audit of the consolidated financial statements, as well as work that is normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements.

      Audit Related Services. These services are for assurance and related services that are traditionally performed by the registered public accounting firm and that are reasonably related to the work performed in connection with the audit including due diligence related to mergers and acquisitions, employee benefit plan audits and audits of subsidiaries and affiliates.

      Tax Services. These services are related to tax compliance, tax advice and tax planning. These services may be provided in relation to Company strategies as a whole or be transaction specific.

      Other Services. These services include all other permissible non-audit services provided by the registered public accounting firm and are pre-approved on an engagement-by-engagement basis.

      The Audit Committee has delegated pre-approval authority to the chairman of the committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2003 and 2002 and fees billed for other services rendered by KPMG LLP.

	2003	2002

Audit fees(1)	$6,730,047	$2,251,373
Audit related fees(2)	161,000	133,004

Total audit and audit related fees	6,891,047	2,384,377
Tax fees(3)	2,696,905	3,832,018
All other fees(4)	56,737	463,282

Total fees	$9,644,689	$6,679,677

(1)	Audit fees for 2003 and 2002 include fees for the annual audit, quarterly reviews, statutory audits, consents and comfort letters (including those related to the 2002 Publishing debt offering). Audit fees for 2002 differ from amounts reported in the Company’s 2003 proxy statement; the increase of $723,337 relates to amounts billed after March 2003 that relate to audit services performed relating to the year ended December 31, 2002. The amount for 2003 represents a current estimate of overall fees, which have not yet been fully billed.

(2)	Audit related fees consist of fees for employee benefit plan audits, assistance with the CanWest arbitration and due diligence procedures performed.

(3)	Tax fees consist of fees for tax compliance, federal, state and international tax planning and transaction assistance.

(4)	All other fees consist principally of assistance with arbitration with joint venture parties and circulation audits in 2002.

      No portion of the services described above were approved by the Audit Committee pursuant to the de minimis exception to the pre-approval requirement provided by paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report.

(1) Consolidated Financial Statements and Supplemental Schedules.

      The Consolidated Financial Statements filed as part of this report appear beginning at page 123.

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

3.1	Restated Certificate of Incorporation
3.2	Bylaws of Hollinger International Inc., as amended
4.1	Rights Agreement between the Company and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004	Incorporated by reference to Exhibit 4.1 to Item 5 of the Current Report on Form 8-K dated January 26, 2004.
4.2	First Supplemental Indenture among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, dated as of July 13, 2004	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated August 2, 2004.
4.3	Indenture dated as of December 23, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, National Association	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

4.4	Registration Rights Agreement dated as of December 16, 2002 among Hollinger International Publishing Inc., the Company, and Wachovia Securities, Inc.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2002.
4.5	Exchange Indenture, dated July 17, 1997, among Hollinger Canadian Publishing Holdings Inc., Hollinger International Inc. and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 4.01 to Registration Statement on Form S-3 (No. 333-35619).
10.1	Stock Purchase Agreement by and among Mirkaei Tikshoret Ltd., American Publishing Holdings, Inc. and Hollinger International Inc. dated as of November 16, 2004
10.2	Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and Canwest Global Communications Corp. dated as of October 7, 2004
10.3	Agreement for Sale and Purchase of Shares in the Telegraph Group Limited, by and between DT Holdings Limited, First DT Holdings Limited, Second DT Holdings Limited, the Company, Press Acquisitions Limited dated June 22, 2004	Incorporated by reference to Exhibit 2.1 to Item 2 of the Current Report on Form 8-K dated June 23, 2004.
10.4	Agreed Form of Tax Deed relating to Sale and Purchase of Shares in Telegraph Group Limited, by and between DT Holdings Limited, First DT Holdings Limited, Second DT Acquisitions Limited	Incorporated by reference to Exhibit 2.2 to Item 2 of the Current Report on Form 8-K dated June 23, 2004.
10.5	Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated January 6, 2004.
10.6	Purchase Agreement dated December 16, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Securities, Inc.	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.7	Fifth Amended and Restated Credit Agreement dated as of December 23, 2002 among Hollinger International Publishing Inc., Telegraph Group Limited, First DT Holdings Limited, Wachovia Bank, N.A., Toronto Dominion (Texas) Inc., General Electric Capital Corporation, and Various Financial Institutions and Other Persons Party Thereto, as Lenders (as defined therein)	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.8	Fourth Amended and Restated Company Pledge Agreement dated as of December 23, 2002 among Hollinger International Publishing Inc. and its Subsidiaries (as defined therein) and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.9	Fourth Amended and Restated Hollinger International Guaranty dated as of December 23, 2002 by the Company in favor of Wachovia Bank, N.A., Toronto-Dominion Bank, and the Lenders (as defined therein)	Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.10	Hollinger International Amended and Restated Pledge Agreement dated as of December 23, 2002 among the Company and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.11	Intellectual Property Security Agreement dated as of December 23, 2002 among the Company, Digital Chicago Inc., Chicago Sun-Times, Inc., Midwest Suburban Publishing, Inc., Pioneer Newspapers Inc., Chicago Sun-Times Features, Inc. and Toronto Dominion (Texas) Inc.	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2002
10.12	Third Amended and Restated Guaranty dated as of December 23, 2002 by Guarantors, as listed in the Guaranty, Wachovia Bank, N.A., and the Lenders (as defined therein)	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.13	Third Amended and Restated Security Agreement dated as of December 23, 2002 among Hollinger International Publishing Inc. and its Subsidiaries (as defined therein) and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.14	U.K. Subsidiary Guarantee dated as of December 23, 2002 by Creditscheme Limited, Deedtask Limited, DT Holdings Limited, Second DT Holdings Limited, Hollinger UK Holdings Limited in favor of Wachovia Bank, N.A., the Lenders and the Issuing Bank (as defined therein)	Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.15	U.S. Pledge Agreement dated as of December 23, 2002 among Deedtask Limited, Creditscheme Limited and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.16	Supplemental Trust Agreement dated as of December 7, 2001 among First Union Trust Company, National Association, the Company and Hollinger Canadian Newspapers, Limited Partnership	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.17	Amended and Restated Trust Agreement dated as of August 24, 2001 between First Union Trust Company, National Association and the Company	Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.18	Amended and Restated Participation Agreement dated as of November 30, 2001 among the Company, Hollinger Canadian Newspapers, Limited Partnership and the Hollinger Participation Trust	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.19	Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.20	Release and Settlement Agreement between Peter Y. Atkinson and Hollinger International Inc. dated April 27, 2004*
10.21	Option Exercise and Escrow Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004
10.22	Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004
10.23	Compromise Agreement among Hollinger International Inc., Telegraph Group Limited and Daniel William Colson dated March 23, 2004
10.24	Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of November 16, 2003
10.25	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program
10.26	Notice dated April 13, 2004 to Option Plan Participants under Hollinger International Inc. 1994 Stock Option Plan, 1997 Stock Incentive Plan, and 1999 Stock Incentive Plan
10.27	Hollinger International Inc. 1999 Stock Incentive Plan	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999.
10.28	Hollinger International Inc. 1997 Stock Incentive Plan	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997.
10.29	American Publishing Company 1994 Stock Option Plan	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980).
14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 99.1 to Item 5.5 of the Current Report on Form 8-K dated December 3, 2004.
21.1	Significant Subsidiaries of Hollinger International Inc.
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Portions of this exhibit have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. Such portions are designated [REDACTED].

      (b) Reports on Form 8-K.

(i) During the fiscal quarter ended December 31, 2003, the Company filed the following information under Current Report on Form 8-K:

On November 17, 2003, the Company filed information under Item 5 “Other Events” of Form 8-K regarding the Company’s announcement of its retention of Lazard to review and evaluate the Company’s strategic alternatives, certain changes in senior management and the composition of the Board of Directors and certain preliminary findings of the Special Committee of the Board of Directors concerning related party transactions in the years 1999, 2000 and 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
(Registrant)

By:	/s/ GORDON A. PARIS

Gordon A. Paris
Interim Chairman and Interim President and Chief Executive Officer

Date: January 18, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ GORDON A. PARIS Gordon A. Paris	Interim Chairman and Interim President and Chief Executive Officer Director (Principal Executive Officer)	January 18, 2005

/s/ PETER K. LANE Peter K. Lane	Vice President Chief Financial Officer (Principal Financial Officer)	January 18, 2005

Barbara Amiel Black	Director	January 18, 2005

Conrad M. Black	Director	January 18, 2005

/s/ RICHARD R. BURT Richard R. Burt	Director	January 18, 2005

Daniel W. Colson	Director	January 18, 2005

/s/ HENRY A. KISSINGER Henry A. Kissinger	Director	January 18, 2005

/s/ SHMUEL MEITAR Shmuel Meitar	Director	January 18, 2005

Richard N. Perle	Director	January 18, 2005

/s/ GRAHAM W. SAVAGE Graham W. Savage	Director	January 18, 2005

Signature	Title	Date

/s/ RAYMOND G.H. SEITZ Raymond G.H. Seitz	Director	January 18, 2005

/s/ JAMES R. THOMPSON James R. Thompson	Director	January 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Hollinger International Inc.:

      We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

      As disclosed in Note 1 to the consolidated financial statements, the Company, as of January 1, 2002, changed its method of accounting for goodwill and other intangible assets. As disclosed in Note 2 to the consolidated financial statements, the Company has, for years prior to 2003, reclassified losses and related income tax benefits that resulted from the early extinguishment of debt.

      As disclosed in Note 2 to the consolidated financial statements, the Company’s consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001 have been restated.

/s/ KPMG LLP

January 13, 2005

Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(In thousands, except share data)

	2003	2002

		Restated
		Note 2
ASSETS
Current assets:
Cash and cash equivalents	$134,494	$137,141
Accounts receivable, net of allowance for doubtful accounts of $20,454 in 2003 and $20,676 in 2002	238,734	205,843
Inventories	10,821	10,194
Amounts due from related parties, net (Note 23)	11,888	—
Escrow deposits and restricted cash (Notes 5 and 10)	16,718	545,952
Other current assets (Note 4)	31,278	18,358

Total current assets	443,933	917,488
Loan to affiliate (Note 23(e))	22,131	45,848
Investments (Note 5)	111,972	97,943
Advances under printing contracts and notes receivable — joint ventures (Note 23(k))	47,393	50,591
Property, plant and equipment, net of accumulated depreciation (Note 6)	265,359	299,686
Intangible assets, net of accumulated amortization of $44,664 in 2003 and $36,368 in 2002 (Note 7)	107,490	117,179
Goodwill (Note 7)	577,300	533,677
Prepaid pension benefit (Note 25)	88,705	63,146
Deferred financing costs and other assets (Note 8)	135,896	60,214

	$1,800,179	$2,185,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 10)	$6,725	$4,814
Senior subordinated notes (Note 10)	—	504,906
Accounts payable and accrued expenses (Note 9)	257,812	213,668
Accounts payable — joint ventures (Note 23(k))	16,375	12,454
Amounts due to related parties, net (Note 23)	—	25,165
Income taxes payable and other tax liabilities (Note 24)	466,484	311,139
Deferred revenue	50,851	42,792

Total current liabilities	798,247	1,114,938
Long-term debt, less current installments (Note 10)	522,547	574,658
Deferred income taxes and other tax liabilities (Note 24)	274,992	222,269
Other liabilities	139,362	98,377

Total liabilities	1,735,148	2,010,242

Minority interest (Note 12)	28,255	17,097

Redeemable preferred stock (Note 13)	—	8,650

Stockholders’ equity (Note 14):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 84,899,751 and 72,578,784 shares issued and outstanding in 2003; and 85,819,295 and 74,667,344 shares issued and outstanding in 2002	849	858
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 14,990,000 shares in 2003 and 2002	150	150
Additional paid-in capital	444,826	439,242
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(53,246)	(28,971)
Unrealized gain (loss) on marketable securities (Note 5)	11,175	(694)
Minimum pension liability adjustment (Note 25)	(46,419)	(44,709)
Accumulated deficit	(171,750)	(76,133)

	185,585	289,743
Class A common stock in treasury, at cost — 12,320,967 shares in 2003 and 11,151,951 shares in 2002	(148,809)	(139,960)

Total stockholders’ equity	36,776	149,783

Total liabilities and stockholders’ equity	$1,800,179	$2,185,772

Commitments and contingencies (Notes 11 and 22)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands, except per share data)
		Restated	Restated
		Note 2	Note 2
Operating revenues:
Advertising	$733,826	$710,849	$804,462
Circulation	277,264	247,175	278,321
Job printing	16,427	16,669	25,092
Other	33,686	31,469	38,446

Total operating revenues	1,061,203	1,006,162	1,146,321

Operating costs and expenses:
Newsprint	72,868	86,935	127,025
Newsprint incurred through joint ventures (Note 23(k))	75,402	60,589	77,399
Compensation (Notes 1(p), 15 and 25)	338,903	309,032	361,676
Other operating costs (Notes 18 and 23)	459,493	388,670	494,003
Other operating costs incurred through joint ventures (Note 23(k))	49,667	46,677	48,473
Depreciation	38,499	37,001	37,968
Amortization	16,354	17,151	35,760

Total operating costs and expenses	1,051,186	946,055	1,182,304

Operating income (loss)	10,017	60,107	(35,983)

Other income (expense):
Interest expense	(55,559)	(58,772)	(78,639)
Amortization of deferred financing costs	(2,855)	(5,585)	(10,367)
Interest and dividend income	25,411	18,782	64,893
Other income (expense), net (Note 19)	75,641	(172,783)	(303,318)

Total other income (expense)	42,638	(218,358)	(327,431)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	52,655	(158,251)	(363,414)
Income taxes (benefit) (Note 24)	121,638	50,132	(23,038)

Loss before minority interest and cumulative effect of change in accounting principle	(68,983)	(208,383)	(340,376)
Minority interest	5,325	2,167	(13,803)

Loss before cumulative effect of change in accounting principle	(74,308)	(210,550)	(326,573)
Cumulative effect of change in accounting principle (Note 1(i))	—	(20,079)	—

Net loss	$(74,308)	$(230,629)	$(326,573)

Loss per share before cumulative effect of change in accounting principle (Note 16):
Basic	$(0.85)	$(2.19)	$(3.31)

Diluted	$(0.85)	$(2.19)	$(3.31)

Loss per share (Note 16):
Basic	$(0.85)	$(2.40)	$(3.31)

Diluted	$(0.85)	$(2.40)	$(3.31)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

		Restated	Restated
		Note 2	Note 2
Net loss	$(74,308)	$(230,629)	$(326,573)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities arising during the year, net of a related tax provision of $3,952 and minority interest of $2,053 (2002 — net of a related tax provision of $1,510 and minority interest of $615; 2001 — net of a related tax benefit of $18,730 and a recovery of minority interest of $4,411)	13,872	4,451	(80,586)
Reclassification adjustment for realized (gains) losses reclassified out of accumulated other comprehensive loss, net of a related tax benefit of $842 and recovery of minority interest of $193 (2002 — net of a related tax provision of $530; 2001 — net of a related tax provision of $30,420 and minority interest of $6,122)	(2,003)	1,301	123,720

	11,869	5,752	43,134

Foreign currency translation adjustments, net of a related tax provision of $1,526 (2002 -$2,374; 2001- nil)	(24,275)	43,481	(39,138)
Reclassification adjustment for realized foreign exchange losses upon the substantial reduction of net investment in Canadian operations	—	78,217	—

	(24,275)	121,698	(39,138)

Minimum pension liability adjustment, net of a related tax provision of $101 and minority interest of $11 (2002 — net of a related tax benefit of $15,852; 2001 — net of a related tax benefit of $7,573)	(1,710)	(27,737)	(14,878)

	(14,116)	99,713	(10,882)

Comprehensive loss	$(88,424)	$(130,916)	$(337,455)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

			Accumulated	Retained
	Common	Additional	Other	Earnings		Issued
	Stock	Paid-In	Comprehensive	(Accumulated	Treasury	Shares in
	Class A & B	Capital	Loss	Deficit)	Stock	Escrow	Total

	(In thousands)
		Restated	Restated	Restated			Restated
		Note 2	Note 2	Note 2			Note 2
Balance at January 1, 2001	$1,210	$748,503	$(163,205)	$574,665	$(258,604)	$(1,424)	$901,145
Stock options exercised	6	6,857	—	—	—	—	6,863
Preferred stock conversion to Class A Common Stock	65	(7,410)	—	—	7,345	—	—
Class A Common Stock purchased for cancellation	(107)	(139,148)	—	—	—	—	(139,255)
Stock-based compensation (Note 15)	—	(1,369)	—	—	—	—	(1,369)
Cash dividends — Class A and Class B, $0.55 per share	—	—	—	(48,440)	—	—	(48,440)
Dividends on redeemable preferred stock	—	—	—	(442)	—	—	(442)
Dividends on convertible preferred stock	—	—	—	(4,275)	—	—	(4,275)
Minimum pension liability adjustment	—	—	(14,878)	—	—	—	(14,878)
In-kind dividends (Note 15)	—	7,301	—	(7,301)	—	—	—
Translation adjustments	—	713	(39,138)	—	—	—	(38,425)
Change in unrealized gain on securities, net	—	—	43,134	—	—	—	43,134
Net loss	—	—	—	(326,573)	—	—	(326,573)
Escrow shares on Total Return Equity Swap	49	57,203	—	—	—	(57,231)	21
Treasury shares cancelled	(105)	(118,258)	—	—	118,363	—	—

Balance at December 31, 2001	1,118	554,392	(174,087)	187,634	(132,896)	(58,655)	377,506
Stock options exercised	1	814	—	—	—	—	815
Class A Common Stock issued	3	3,429	—	—	—	—	3,432
Cash dividends — Class A and Class B, $0.41 per share	—	—	—	(28,566)	—	—	(28,566)
Dividends on redeemable preferred stock	—	—	—	(196)	—	—	(196)
Minimum pension liability adjustment	—	—	(27,737)	—	—	—	(27,737)
In-kind dividends (Note 15)	—	4,376	—	(4,376)	—	—	—
Translation adjustments	—	(71)	121,698	—	—	—	121,627
Change in unrealized gain on securities, net	—	—	5,752	—		—	5,752
Net loss	—	—	—	(230,629)	—	—	(230,629)
Escrow shares on Total Return Equity Swap	31	30,032	—	—	—	(26,050)	4,013
Payout of total return equity swap (Note 17)	(69)	(72,152)	—	—	—	78,079	5,858
Escrow shares cancelled	(76)	(82,016)	—	—	(6,626)	6,626	(82,092)
Transfer to treasury	—	438	—	—	(438)	—	—

Balance at December 31, 2002	1,008	439,242	(74,374)	(76,133)	(139,960)	—	149,783
Stock options exercised	11	12,104	—	—	—	—	12,115
Purchase of Class A Common Stock	—	—	—	—	(8,849)	—	(8,849)
Stock-based compensation (Note 15)	—	6,722	—	—	—	—	6,722
Cash dividends — Class A and Class B, $0.20 per share	—	—	—	(17,403)	—	—	(17,403)
Minimum pension liability adjustment	—	—	(1,710)	—	—	—	(1,710)
Translation adjustments	—	(668)	(24,275)	—	—	—	(24,943)
Change in unrealized gain on securities, net	—	—	11,869	—	—	—	11,869
Net loss	—	—	—	(74,308)	—	—	(74,308)
In-kind dividends (Note 15)	—	3,906	—	(3,906)	—	—	—
Redemption of Class A Common Stock (Note 23(c))	(20)	(16,480)	—	—	—	—	(16,500)

Balance at December 31, 2003	$999	$444,826	$(88,490)	$(171,750)	$(148,809)	$—	$36,776

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
		Restated	Restated
		Note 2	Note 2
Cash flows from operating activities:
Net loss	$(74,308)	$(230,629)	$(326,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,853	54,152	73,728
Deferred income taxes	41,964	54,983	(55,836)
Amortization of deferred financing costs	2,855	5,585	10,367
Minority interest	5,325	2,167	(13,803)
Premium on debt extinguishments	19,657	27,126	—
Equity in losses of affiliates, net of dividends received	6,247	1,005	15,098
Loss (gain) on sales of investments	(3,578)	—	147,213
Loss (gain) on sales of property, plant and equipment and publishing interests	6,455	(5,334)	(71)
Amortization of deferred gain	(294)	(366)	(1,348)
Write-down of investments	14,496	40,536	48,037
Write-down of property, plant and equipment	6,779	—	1,343
Non-cash portion of losses on Total Return Equity Swap	—	9,106	42,845
Non-cash portion of foreign currency (gain) loss, net	(107,460)	81,729	(27,171)
Cumulative effect of change in accounting principle	—	20,079	—
Non-cash interest income	(8,110)	(5,888)	(43,821)
Other	29,359	(12,327)	39,024
Changes in assets and liabilities, net of dispositions:
Accounts receivable	(3,863)	2,402	7,755
Inventories	(423)	11,107	(4,516)
Prepaid expenses and other current assets	(2,785)	(2,602)	(3,876)
Accounts payable and accrued expenses	33,275	(27,040)	21,321
Income taxes payable and other tax liabilities	81,307	23,989	(55,041)
Deferred revenue and other	(898)	6,663	(12,960)

Cash provided by (used in) operating activities	100,853	56,443	(138,285)

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,700)	(28,902)	(44,451)
Proceeds from sale of property, plant and equipment	338	10,092	84
Purchase of investments and other non-current assets	(26,197)	(11,401)	(45,194)
Proceeds on disposal of investments and other assets	32,023	915	840,315
Other	7,954	1,869	5,982

Cash provided by (used in) investing activities	(582)	(27,427)	756,736

Cash flows from financing activities:
Repayment of debt and premium on debt extinguishment	(575,574)	(370,781)	(93,469)
Proceeds from bank and other debt	—	315,000	91,574
Proceeds from issuance of notes	—	300,000	—
Payment of debt issue costs	—	(15,704)	(3,013)
Cash settlement of Total Return Equity Swap	—	(100,000)	—
Change in borrowings with related parties	(49,053)	26,298	(9,489)
Escrow deposits and restricted cash	529,234	(533,404)	(12,548)
Net proceeds from issuance of equity	12,115	4,247	6,863
Repurchase of common shares	(8,849)	—	(139,255)
Redemption of preference shares	—	—	(3,800)
Dividends paid	(17,403)	(28,762)	(53,157)
Dividends and distributions paid by subsidiaries to minority stockholders	—	(917)	(53,673)
Other	(4,328)	(850)	(1,297)

Cash used in financing activities	(113,858)	(404,873)	(271,264)

Effect of exchange rate changes on cash and cash equivalents	10,940	7,719	(9,438)

Net increase (decrease) in cash and cash equivalents	(2,647)	(368,138)	337,749
Cash and cash equivalents at beginning of year	137,141	505,279	167,530

Cash and cash equivalents at end of year	$134,494	$137,141	$505,279

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(1)	Significant Accounting Policies

(a)	Description of Business

      Hollinger International Inc. (“the Company”) operates principally as a publisher, printer and distributor of newspapers and magazines through subsidiaries and affiliates in the United States, the United Kingdom, Canada and Israel. The Company’s operating subsidiaries and affiliates in the United Kingdom and Israel were sold during 2004. (See Note 28(c)). In addition, the Company has developed websites related to its publications on the Internet. The Company’s raw materials, principally newsprint and ink, are not dependant on a single or limited number of suppliers. Customers primarily consist of purchasers of the Company’s publications and advertisers in those publications.

(b)	Principles of Presentation and Consolidation

      The Company is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2003, Hollinger Inc. owned 30.0% of the combined equity and 72.4% of the combined voting power of the outstanding Common Stock of the Company.

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was 87% at December 31, 2003, and during all periods presented. The Company had no economic interest in The National Post Company at or after August 31, 2001. (See Note 3(c)). All significant intercompany balances and transactions have been eliminated on consolidation.

      The Company has prepared the consolidated financial statements on the basis that the Company will continue as a going concern. As discussed in Note 28(c), the Company retained Lazard Frères & Co. LLC and Lazard & Co., Limited (collectively “Lazard”) to explore strategic alternatives including the sale of all of the Company or the sale of specific properties the Company owns.

(c)	Use of Estimates

      The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to bad debts, investments, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances in making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(d)	Cash Equivalents

      Cash equivalents consist of certain highly liquid investments with original maturities of three months or less.

(e)	Inventories

      Inventories consist principally of newsprint that is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Long-Lived Assets

      Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, principally 25 to 40 years for buildings and improvement, 3 to 10 years for machinery and equipment and 20 years for printing press equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset and the lease term. Property, plant and equipment categorized as construction in progress is not depreciated until the items are in use.

      The Chicago Group publications capitalize the direct response advertising costs associated with their efforts to obtain new subscribers, which efforts enhance their subscriber lists. These costs are capitalized in accordance with Statement of Position 93-7(“SOP 93-7”). The capitalized amounts are amortized over an 11-year period based on each publication’s subscriber retention experience. Based on historical retention data, an accelerated amortization period has been adopted whereby approximately 61% of the amount capitalized by the Chicago Group in a year is amortized in the first year and an additional 17% is amortized in year two. The remaining 22% is amortized over the subsequent nine years on a declining basis.

      The Company assesses the recoverability of the carrying value of all long-lived assets including property, plant and equipment whenever events or changes in business circumstances indicate the carrying value of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management’s estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the carrying value of the long-lived assets, then the difference between the carrying value of the long-lived assets and the fair value of such assets is recorded as a charge against income in the Consolidated Statements of Operations.

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

      The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign currency exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in “Accumulated Other Comprehensive Loss” or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings.

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133; clarifies when a derivative contains a financing component; amends the meaning of “underlying” to conform it to the language used in the FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB No. 34” (“FIN 45”); and amends certain other existing pronouncements.

      SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. See Note 21 for a discussion of the Company’s use of derivative instruments. The adoption of SFAS No. 149 did not have a material effect on the Company’s Consolidated Financial Statements.

(h)	Investments

      Investments consist of corporate debt and equity securities. Marketable debt and equity securities which are classified as available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of the related tax and minority interest effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of “Accumulated Other Comprehensive Loss” until realized. Realized gains and losses from the sale of available-for-sale securities are determined on specific investments and recognized in the Consolidated Statements of Operations under the caption of “Other income (expense), net”. Other than investments accounted for using the equity method (see below), corporate debt and equity securities are recorded at cost less declines in market value that are other than temporary.

      A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment is charged to earnings and a new cost basis for the security is established.

      Dividend and interest income is recognized when earned.

      Investments in the common stock of entities for which the Company has significant influence over the investee’s operating and financial policies, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee’s voting stock.

      Under the equity method, the Company’s investment in an investee is included in the Consolidated Balance Sheets (under the caption “Investments”) and the Company’s share of the investee’s earnings or loss is included in the Consolidated Statements of Operations under the caption “Other income (expense), net”.

      Included as equity investees are 50% owned joint ventures with which certain of the Company’s U.K. Newspaper Group subsidiaries have agreements for the printing of predominantly all of the U.K. newspapers and for the purchase of newsprint. Costs of the related services and purchases are reflected as operating costs in the Consolidated Statements of Operations (see Note 23(k)). The Company’s joint venture partners are also engaged in the business of newspaper publication.

      The Company previously owned the National Post. The Company sold a 50% interest in the National Post on November 16, 2000 and sold its remaining 50% interest on September 1, 2001. The Company continued to control the operations of the National Post as its managing partner through August 31, 2001. Accordingly, the financial position, results of operations, and cash flows of the National Post were consolidated in the Company’s financial statements through August 31, 2001.

(i)	Goodwill and Other Intangible Assets

      Goodwill represents the excess of acquisition costs over the estimated fair value of net assets acquired in business combinations and circulation related assets. Until December 31, 2001, amortization was calculated using the straight-line method over the respective estimated useful lives to a maximum of 40 years.

      Definite lived intangibles include non-competition agreements with former owners of acquired newspapers and subscriber and advertiser relationships.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

      As of the date of adoption of SFAS No. 142, the Company has discontinued amortization of all existing goodwill, evaluated existing intangible assets and has made the necessary reclassification in order to conform with the new criteria for recognition of intangible assets apart from goodwill. Some amounts previously ascribed to circulation, mastheads and certain other intangible assets have been reclassified to goodwill effective January 1, 2002.

      The transitional provisions of SFAS No. 142 required the Company to assess whether goodwill was impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using a multiple of maintainable normalized cash earnings. As a result of this transitional impairment test, and based on the methodology adopted, the Company determined that the carrying amount of The Jerusalem Post properties was in excess of its estimated fair value. Accordingly, the goodwill attributable to The Jerusalem Post was written down in its entirety. The write-down of $20.1 million (net of tax of nil) has been reflected in the Consolidated Statement of Operations as of January 1, 2002 as a cumulative effect of a change in accounting principle.

      This change in accounting principle cannot be applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy were applied to the reported Consolidated Statement of Operations for the year ended December 31, 2001, the impact of the change, in respect of goodwill and intangible assets with indefinite useful lives not being amortized, would be as follows:

2001

(In thousands)
Restated
Note 2
Net loss — as reported	$(326,573)
Eliminate goodwill amortization, net of income tax and minority interest	16,604

Adjusted net loss	$(309,969)

Basic loss per share — as reported	$(3.31)

Basic adjusted loss per share	$(3.14)

Diluted loss per share — as reported	$(3.31)

Diluted adjusted loss per share	$(3.14)

      Adjusted net loss, noted above, reflects only the reduction of goodwill amortization expense and does not give effect to the impact that this change in accounting policy would have had on the gains and losses resulting from the disposal of operations during 2001.

      In addition to the transitional goodwill impairment test as of January 1, 2002, the Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantial decline in advertising spending, (ii) a permanent significant decline in a reporting unit’s newspaper readership, (iii) a significant adverse long-term negative change in the demographics of a reporting unit’s newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. The Company has determined that the fair value of all reporting units is in excess of the respective carrying amounts at December 31, 2003 and 2002 for purposes of the annual impairment test.

      Effective January 1, 2002, the Company had unamortized goodwill in the amount of $512.1 million, which is no longer being amortized. This amount reflects the transitional impairment of $20.1 million relating to The Jerusalem Post.

(j)	Deferred Financing Costs

      Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the remaining terms of the related debt.

(k)	Pension Plans and Other Post-retirement Benefits

      The Company provides defined benefit pension, defined contribution pension, post-retirement and post-employment health care and life insurance benefits to eligible employees under a variety of plans (Note 25).

      Pension costs for defined contribution plans are recognized as the obligation for contribution arises.

      In general, benefits under the defined benefit plans are based on years of service and the employee’s compensation during the last few years of employment.

      Health care benefits are available to eligible employees meeting certain age and service requirements upon termination of employment. Post-retirement and post-employment benefits are accrued in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions” (“SFAS No. 106”), and SFAS No. 112, “Employers’ Accounting for Post-employment Benefits” (“SFAS No. 112”).

      The annual pension expense is based on a number of actuarial assumptions, including expected long-term return on assets and discount rate. The Company’s methodology in selecting these actuarial assumptions is discussed below.

Long-Term Rate of Return on Assets

      In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants are based on broad equity and bond indices.

      The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

      The Company’s determination of net pension expense was based on market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation of assets recognizes investment gains or losses over a three-year period from when they occur. Investment gains or losses for this purpose reflect the difference between the expected return calculated using the market-related value of assets and recognized gains or losses over a three-year period. The future value of assets will be affected as previously deferred gains or losses are recorded.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discount Rate

      The discount rate that the Company uses for determining future pension obligations is based on indices of AA-rated corporate bonds. These indices reflect the weighted average period of benefit payments.

      The Company will continue to evaluate all of its actuarial assumptions, generally on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust them as appropriate. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions by the Company and various other factors related to the populations participating in the pension plans.

(l)	Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company considers future taxable income and ongoing tax strategies in assessing the need for a valuation allowance in relation to deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to a level where they are more likely than not to be realized based upon the above mentioned considerations.

(m)	Revenue Recognition

      The Company’s principal sources of revenue comprise advertising, circulation and job printing. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and, (iv) collectibility is reasonably assured or is probable. Advertising revenue, being amounts charged for space purchased in the Company’s newspapers, is recognized upon publication of the advertisements. Circulation revenue from subscribers, billed to customers at the beginning of a subscription period, is recognized on a straight-line basis over the term of the related subscription. Deferred revenue represents subscription receipts that have not been earned. Circulation revenue from single copy sales is recognized at the time of distribution. In both cases, circulation revenues are recorded net of fees or commissions paid to distributors and retailers and net of an allowance for returned copies. Job printing revenue, being charges for printing services provided to third parties, is recognized upon delivery.

(n)	Foreign Currency Translation

      Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). All assets, liabilities and minority interests are translated at period end exchange rates, stockholders’ equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing throughout the period. Translation adjustments are included in the “Accumulated Other Comprehensive Loss” component of stockholders’ equity. Translation adjustments are not included in earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Loss Per Share

      Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). See Note 16 for a reconciliation of the numerator and denominator for the calculation of basic and diluted loss per share.

(p)	Stock-based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, as amended. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the quoted market price of the Company’s stock and the exercise price.

      On March 31, 2000, the FASB issued Financial Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”), which provided guidance on several implementation issues related to APB No. 25. The most relevant to the Company was the clarification of the accounting for stock options that have been repriced or otherwise modified and the measurement of options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc. The Company adopted FIN 44 effective July 1, 2000.

      The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of Ravelston are recorded using the fair value based method and are reflected in the Consolidated Statements of Stockholders’ Equity as in-kind dividends.

      The Company uses the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. All available option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation costs based on the fair value at the grant date of its stock options under SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated in the following table:

	2003	2002	2001

	(In thousands, except per share amounts)
		Restated	Restated
		Note 2	Note 2
Net loss, as reported	$(74,308)	$(230,629)	$(326,573)
Exclude: stock-based compensation expense (credit), as reported	6,722	—	(1,369)
Include: pro forma stock-based compensation expense	(9,336)	(3,551)	(1,766)

Pro forma net loss	$(76,922)	$(234,180)	$(329,708)

Basic loss per share, as reported	$(0.85)	$(2.40)	$(3.31)
Diluted loss per share, as reported	$(0.85)	$(2.40)	$(3.31)
Pro forma basic loss per share	$(0.88)	$(2.44)	$(3.34)
Pro forma diluted loss per share	$(0.88)	$(2.44)	$(3.34)

      The fair value of each stock option granted during 2003, 2002, and 2001 was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001, respectively: dividend yield of 3.39%, 4.80% and 3.63%; expected volatility of 36.18%, 35.79% and 37.25% and risk-free interest rates of 2.69%, 4.27% and 4.7%; expected lives of five years. Weighted average fair value of options granted by the Company during 2003, 2002 and 2001 was $2.41, $2.64 and $4.09, respectively, on a per share basis.

(q)	Reclassifications

      Certain 2002 and 2001 amounts in the consolidated financial statements have been reclassified to conform with the 2003 presentation and to reflect the required adoption of a new FASB Standard. (See Note 2.)

(r)	New Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Some provisions of SFAS No. 150 are consistent with the FASB’s proposal to revise the definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”, to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 as of July 1, 2003. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132, (revised), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). SFAS No. 132R retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements; those

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. (See Note 1(k), “Significant Accounting Policies — Pension Plans and Other Post-retirement Benefits; and Note 25, “Employee Benefit Plans”.) The Company has included the disclosures required by SFAS No. 132R in these consolidated financial statements.

      In December 2003, the FASB issued a revised version of Financial Interpretation No. 46, “Variable Interest Entities” (“FIN 46R”). FIN 46R requires an entity to evaluate investments that are held to determine, firstly, whether or not the entity invested in is a variable interest entity, as defined, and secondly, if the investing entity is the primary beneficiary of the variable interest entity. The results of this analysis will determine if an entity will be required to consolidate the results of the investee, regardless of the actual ownership percentage. The Company has evaluated its investments in relation to FIN 46R, and does not expect the adoption of FIN 46R will have a material impact on the Company’s results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005; the Company will adopt SFAS 123R in the third quarter of fiscal 2005. The Company has not yet determined the impact SFAS 123R will have on its results of operations.

(2)	Restatements and Reclassifications

      The Company has restated its consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001. These restatements have been grouped into the following categories:

(a) Restatements arising from the findings of the special committee of independent directors (the “Special Committee”) (Note 18(a));

(b) Corrections of accounting errors in prior periods;

(c) Reclassifications arising from the required adoption of a new FASB standard; and

(d) Other, principally the effects of foreign currency translation adjustments.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statements of Operations and Consolidated Balance Sheet:

	December 31, 2002		December 31, 2001

		Previously		Previously
	Restated	Reported	Restated	Reported

	(In thousands, except per share amounts)
Net effect on specific amounts presented in the Consolidated Statements of Operations:
Newsprint	$86,935	$89,840	$127,025	$127,025
Operating income (loss)	60,107	57,202	(35,983)	(35,983)
Other income (expense), net	(172,783)	(139,978)	(303,318)	(297,137)
Total other expense	(218,358)	(185,553)	(327,431)	(321,250)
Loss before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle	(158,251)	(128,351)	(363,414)	(357,233)
Income taxes (benefit)	50,132	66,950	(23,038)	(8,319)
Loss before minority interest, extraordinary items and cumulative effect of change in accounting principle	(208,383)	(195,301)	(340,376)	(348,914)
Extraordinary loss on debt extinguishment	—	(21,276)	—	—
Loss before cumulative effect of change in accounting principle	(210,550)	(218,744)	(326,573)	(335,111)
Net loss	(230,629)	(238,823)	(326,573)	(335,111)
Basic loss per share	$(2.40)	$(2.49)	$(3.31)	$(3.39)
Diluted loss per share	$(2.40)	$(2.49)	$(3.31)	$(3.39)

	December 31, 2002

		Previously
	Restated	Reported

	(In thousands)
Net effect on specific amounts presented in the Consolidated Balance Sheet:
Cash and cash equivalents	$137,141	$113,368
Total current assets	917,488	893,715
Investments	97,943	124,076
Total assets	2,185,772	2,188,132
Accounts payable and accrued expenses	213,668	194,323
Amounts due to related parties, net	25,165	30,358
Income taxes payable and other tax liabilities	311,139	295,971
Total current liabilities	1,114,938	1,085,618
Deferred income taxes and other tax liabilities	222,269	249,731
Other liabilities	98,377	132,503
Total liabilities	2,010,242	2,042,510
Cumulative foreign currency translation adjustment	(28,971)	(38,950)
Accumulated deficit	(76,133)	(98,296)
Total stockholders’ equity	149,783	119,875
Total liabilities and stockholders’ equity	2,185,772	2,188,132

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the effect of the restatements and reclassifications on specific accounts included in the Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,

	2002	2001

	(In thousands)
Operating income (loss), as previously reported	$57,202	$(35,983)
Correction of newsprint overaccrual (b(iii))	2,905	—

Restated operating income (loss)	$60,107	$(35,983)

Loss before income taxes, minority interest, extraordinary items and cumulative effect of change in accounting principle, as previously reported	$(128,351)	$(357,233)
Correction of “non-competition” payments recorded in incorrect year (a(i))	—	(6,100)
Correction of newsprint overaccrual (b(iii))	2,905	—
Correction of equity accounting of affiliate (b(iv))	2,714	—
Reclassification of extraordinary loss (c)	(35,460)	—
Other (d)	(59)	(81)

Restated loss before income taxes, minority interest, and cumulative effect of change in accounting principle	$(158,251)	$(363,414)

Income taxes (benefit), as previously reported	$66,950	$(8,319)
Tax effect of correction of “non-competition” payments recorded in incorrect year (a(i))	—	(2,440)
Other tax adjustments (a(iii))	4,415	3,086
Tax effect of correction of newsprint overaccrual (b(iii))	1,139	—
Correction of U.S. tax benefit on liquidation of Canadian operations (b(v))	(20,116)	—
Other corrections of tax accounts (b(vi))	11,928	(15,330)
Reclassification of tax benefit on extraordinary loss (c)	(14,184)	—
Other (d)	—	(35)

Restated income taxes (benefit)	$50,132	$(23,038)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the effect of the restatements and reclassifications on the Consolidated Balance Sheet as of December 31, 2002:

As of
December 31,
2002

(In thousands)
Cash and cash equivalents, as previously reported	$113,368
Reclassification to conform with current year presentation (Note 9(a))	23,773

Restated cash and cash equivalents	$137,141

Investments, as previously reported	$124,076
Correction of equity accounting of affiliate (b(iv))	1,391
Reclassification to conform with current year presentation (Note 5(b))	(27,524)

Restated investments	$97,943

Accounts payable and accrued expenses, as previously reported	$194,323
Correction of overaccruals recorded in 2000 (b(ii))	(1,580)
Correction of newsprint overaccrual (b(iii))	(2,848)
Reclassification to conform with current year presentation (Note 9(a))	23,773

Restated accounts payable and accrued expenses	$213,668

Amounts due to related parties, net, as previously reported	$30,358
Correction of overaccruals recorded prior to 1999 (b(i))	(5,193)

Restated amounts due to related parties, net	$25,165

Income taxes payable and other tax liabilities, as previously reported	$295,971
Tax on assumed additional proceeds from sale of newspaper properties (a(ii))	19,494
Other tax adjustments (a(iii))	1,599
Tax effect of correction of equity accounting of affiliate (b(iv))	(1,362)
Correction of U.S. tax benefit on liquidation of Canadian operations (b(v))	(20,116)
Other corrections of tax accounts (b(vi))	7,080
Reclassifications affecting tax accounts (b(vii))	8,473

Restated income taxes payable and other tax liabilities	$311,139

Deferred income taxes and other tax liabilities, as previously reported	$249,731
Other tax adjustments (a(iii))	6,648
Tax effect of overaccruals (b(i) and b(ii))	3,273
Tax effect of correction of newsprint overaccrual (b(iii))	1,139
Other corrections of tax accounts (b(vi))	(30,049)
Reclassifications affecting tax accounts (b(vii))	(8,473)

Restated deferred income taxes and other tax liabilities	$222,269

Other liabilities, as previously reported	$132,503
Correction of overaccruals recorded prior to 1999 (b(i))	(6,602)
Reclassification to conform with current year presentation (Note 5(b))	(27,524)

Restated other liabilities	$98,377

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of
December 31,
2002

(In thousands)
Cumulative foreign currency translation adjustment, as previously reported	$(38,950)
Other corrections of tax accounts (b(vi))	9,686
Currency translation effects attributable to restatements of accounts stated in foreign currencies	293

Restated cumulative foreign currency translation adjustment	$(28,971)

Accumulated deficit, as previously reported	$(98,296)
Tax on assumed additional proceeds from sale of newspaper properties (a(ii))	(20,239)
Other tax adjustments (a(iii))	(8,266)
Correction of overaccruals, net of tax (b(i) to b(iii))	12,369
Correction of equity accounting of affiliate, net of tax (b(iv))	2,714
Correction of U.S. tax benefit on liquidation of Canadian operations (b(v))	20,116
Other corrections of tax accounts (b(vi))	13,283
Correction of in-kind dividends (b(viii))	2,234
Other (d)	(48)

Restated accumulated deficit	$(76,133)

      The following table summarizes the cumulative effect of the restatements and reclassifications on the Company’s “Stockholders’ Equity” at December 31, 2001 and January 1, 2001.

	As of	As of
	December 31,	January 1,
	2001	2001

	(In thousands)
Total stockholders’ equity, as previously reported	$366,627	$898,109
Correction of “non-competition” payments recorded in incorrect year, net of tax benefit (a(i))	—	3,660
Tax on assumed additional proceeds from sale of newspaper properties (a(ii))	(19,341)	(20,541)
Other tax adjustments (a(iii))	(3,849)	(764)
Correction of overaccruals recorded prior to 1999, net of tax benefit (b(i))	9,115	9,434
Correction of overaccruals recorded in 2000, net of tax benefit (b(ii))	948	948
Other corrections of tax accounts (b(vi))	23,993	10,297
Other (d)	13	2

Restated total stockholders’ equity	$377,506	$901,145

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Each category of the restatements and reclassifications and their effect on the consolidated financial statements is discussed below:

(a)	Restatements Arising from the Findings of the Special Committee

      The Special Committee identified, among other things, the following transactions that were improperly reflected in the Company’s consolidated financial statements in prior periods.

(i) The recording of “non-competition” payments in the incorrect year — The Special Committee identified $6.1 million of “non-competition” payments that the Company made in 2001 that were reflected in the consolidated financial statements as having been made or were otherwise accrued in 2000. Of the $6.1 million, $5.5 million related to “non-competition” payments paid by the Company in 2001 to Lord Conrad M. Black of Crossharbour (“Black”), Peter Y. Atkinson (“Atkinson”), F. David Radler (“Radler”) and J. A. Boultbee (“Boultbee”) pursuant to “non-competition” agreements with American Publishing Company (which owned virtually no newspaper assets as of February 2001). The payments were issued in 2001 and backdated to 2000. The remaining $0.6 million relates to payments that were made in 2001 and recorded as reductions of excessive accruals that were previously established in 2000. According to the report of the Special Committee (the “Report”), the Audit Committee did not approve any of these payments. Accordingly, the Company has increased “Retained earnings” by $3.7 million, net of tax as of January 1, 2001. With respect to the 2001 Consolidated Statement of Operations, the Company has decreased “Other income (expense), net,” by $6.1 million and decreased “Income taxes (benefit)” by $2.4 million, which resulted in an increase in net loss of $3.7 million and a corresponding decrease in total stockholders’ equity.

(ii) Tax on assumed additional proceeds from sale of Canadian newspaper properties to CanWest Global Communications Corporation — The Special Committee determined that “non-competition” payments that were made in connection with the sale of Canadian newspaper properties to CanWest Global Communications Corporation (“CanWest”) in 2000 were not properly approved by the Company. According to the findings of the Special Committee, these “non-competition” payments, aggregating Cdn.$80.0 million, made to certain former directors and officers of the Company, effectively reduced the proceeds the Company received from the sale of the newspaper properties.

The Special Committee also determined that the proceeds the Company received from the sale of Canadian properties to CanWest in 2000 were further reduced by Cdn.$60.0 million, as a consequence of an agreement between CanWest and Ravelston for the payment of an annual management fee of Cdn.$6.0 million in consideration for management services. The Special Committee determined that these proceeds should have been received by the Company.

Had the Company received the assumed additional proceeds of Cdn.$140.0 million, the gain on the sale would have been greater by that amount with a consequent increase in income taxes that would have been provided for in 2000. The Company has recorded a decrease in “Retained earnings” of $20.2 million as of January 1, 2001 to account for income taxes on these unrecognized purchase proceeds.

(iii) Other tax adjustments — The Company has recorded additional accruals for tax contingencies to cover interest that the Company may be required to pay, net of federal tax benefits on a portion thereof.

(b)	Corrections of Accounting Errors

      During the course of the preparation of its consolidated financial statements for the year ended December 31, 2003, the Company determined that previously reported financial information required restatement for certain accounting errors identified. Several transactions relate to periods prior to 2001 and have been reflected as adjustments to “Retained earnings” in the Consolidated Statement of Stockholders’ Equity as of January 1, 2001. Below is a description of the adjustments made to correct these accounting errors.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) Correction of overaccruals recorded prior to 1999 — In the review of its accounts, the Company identified that certain amounts had been overaccrued in periods prior to 1999. Specifically, in 1997, when the Company’s parent, Hollinger Inc., transferred certain Canadian properties to the Company, accruals due to related parties were established to provide for expected costs of this transaction. The Company has increased “Retained earnings” as of January 1, 2001 by approximately $5.5 million in respect of these accruals due to related parties that were considered to be excessive. There was no tax effect on the reversal of these accruals. In 1998, the Chicago Sun-Times recorded approximately $6.6 million of pension costs in excess of amounts determined appropriate by the Company’s actuaries. “Retained earnings” as of January 1, 2001 has been increased by $4.0 million, which is net of tax benefit of $2.6 million, in respect of these excess accruals.

(ii) Correction of overaccruals recorded in 2000 — The Company also identified accruals that were established with respect to the disposition of Community Group properties in 2000 which were considered to be excessive by approximately $1.6 million. “Retained earnings” as of January 1, 2001 has been increased by $1.0 million, which is net of tax benefit of $0.6 million, in respect of these excessive accruals.

(iii) Correction of overaccrual of newsprint costs at the Chicago Sun-Times in 2002 — In its review of past transactions, the Company identified an overaccrual relating to the Chicago Newspaper Group’s newsprint costs of approximately $2.9 million in 2002. This overaccrual has been reversed and is reflected as an adjustment to “Newsprint” and has been tax effected at an effective rate of 40% in the Consolidated Statement of Operations.

(iv) Correction of equity accounting of affiliate in 2002 — The Company has identified errors with respect to its equity earnings from a joint venture affiliate in 2002. The Company previously had not recorded interest income from the joint venture on amounts that the Company had funded to the joint venture. The Company also did not record its 50% share of the joint venture affiliate’s income tax benefit. The effect of these adjustments is to decrease the Company’s equity losses in affiliates by approximately $2.7 million, which has been reflected through “Other income (expense), net” in the Consolidated Statement of Operations.

The Company failed to record the effects of a tax sharing arrangement between the joint venture and the U.K. Newspaper Group. The effect of this arrangement has been reflected as a decrease of $1.4 million of “Income taxes payable and other tax liabilities” in the Consolidated Balance Sheet.

The net effect of the three foregoing adjustments has been reflected as a $1.4 million increase to “Investments” in the Consolidated Balance Sheet.

(v) Correction of U.S. tax benefit on liquidation of Canadian operations — The Company identified an error with respect to the amount of taxes provided upon the substantial liquidation of Canadian operations. The Company had not recognized a tax benefit in the 2002 U.S. tax provision on the foreign exchange impact of this liquidation. Accordingly, the Company has recorded a tax benefit in “Income taxes (benefit)” on the Consolidated Statement of Operations and a decrease in “Income taxes payable and other tax liabilities” on the Consolidated Balance Sheet of $20.1 million.

(vi) Other corrections of tax accounts — The Company has identified certain errors with respect to the amounts of income taxes (benefit) recorded in prior years. The Company’s Consolidated Financial Statements have been restated to give effect to corrections regarding: (a) the periods in which certain amounts should have been recognized in income taxes (benefit); (b) the appropriate level of the valuation allowance related to certain deferred tax assets; and (c) other factors that impacted the provision for income taxes (benefit). The Company has also corrected the manner in which it had maintained its accrual for income tax contingencies, which had affected the cumulative foreign currency translation account.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Consolidated Statements of Operations have been restated to increase the provision for income taxes by $11.9 million in 2002 and to increase the income tax benefit in 2001 by $15.3 million. With respect to the Consolidated Balance Sheet as of December 31, 2002, the restatements resulted in an increase of $7.1 million in “Income taxes payable and other tax liabilities,” a decrease of $30.1 million in “Deferred income taxes and other tax liabilities” and an increase in stockholders’ equity of $23.0 million. The effects of the restatements are also reflected in the tables and elsewhere in the note, “Income Taxes.” (See Note 24.)

(vii) Reclassifications affecting tax accounts — The Company has identified certain errors with respect to the classification of transactions between current and deferred income taxes (benefit) in prior years. These errors did not affect total income taxes (benefit) or net earnings (loss) in any year. The Company has reclassified certain amounts that are reflected in the tables presented in the note, “Income Taxes.” (See Note 24.) With respect to the Company’s Consolidated Balance Sheet, the reclassifications resulted in an increase to “Income taxes payable and other tax liabilities” of $8.5 million and a corresponding decrease to “Deferred income taxes and other tax liabilities” at December 31, 2002.

(viii) Correction of stock-based compensation disclosures and in-kind dividends — The Company has corrected certain assumptions used in error in the calculation of the fair value of stock options issued to employees of the Company and to employees of Ravelston. Stock options granted to employees of Ravelston are reflected in the Consolidated Statements of Stockholders’ Equity as in-kind dividends.

The Company has corrected its calculation of the compensatory cost of stock options granted for its disclosures in accordance with SFAS No. 123. Specifically, the Company has estimated that the life of options issued to employees is expected to be five years. In addition, the Company is now using volatility based on the average option life instead of using 12 months as was used in prior periods. The Company has restated prior periods to correct the assumptions used in the calculation.

The tables below outline the effects of these corrections on the in-kind dividends and the pro forma stock based compensation:

In-kind Dividends

		As
		Previously
	Restated	Reported

	(In thousands)
Year Ended December 31,
2003	$3,906	$8,513
2002	4,376	6,111
2001	7,301	7,800

In 2003, the in-kind dividends were previously reported in the Company’s quarterly report on Form 10-Q for the three-months ended March 31, 2003.

Pro forma Stock-based Compensation

		As
		Previously
	Restated	Reported

	(In thousands)
Year Ended December 31,
2002	$3,551	$7,861
2001	3,135	6,989

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Reclassifications Arising from the Required Adoption of a New FASB Standard

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments requiring that such expenses no longer be treated as extraordinary items unless the items meet the definition of extraordinary under APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 145 became effective for fiscal years beginning after May 15, 2002. As a result of the Company’s adoption of SFAS No. 145, it was required to reclassify the loss on early extinguishment of debt of $21.3 million (approximately $35.5 million, pretax) in 2002. Corresponding reclassification adjustments were made to “Other income (expense), net” and “Income taxes (benefit)” in the Company’s Consolidated Statement of Operations.

(d) Other

      Amounts described as “Other” reflect the effects of foreign currency translation and related items.

(3)	Dispositions of Businesses

(a)	In January 2001, Hollinger L.P. completed the sale of UniMédia Company to Gesca Limited, a subsidiary of Power Corporation of Canada. The publications sold represented the French language newspapers of Hollinger L.P. including three paid circulation dailies and 15 weeklies published in Quebec and Ontario. A pre-tax gain of approximately $47.5 million was recognized on this sale and was recorded in “Other income (expense), net.”

(b)	In two separate transactions in July and November 2001, the Company and Hollinger L.P. completed the sale of most of its remaining Canadian newspapers to Osprey Media Group Inc. (“Osprey Media”) for total sale proceeds of approximately Cdn. $255.0 million ($166.0 million) plus closing adjustments primarily for working capital. Included in these sales were community newspapers in Ontario such as The Kingston Whig-Standard, The Sault Star, the Peterborough Examiner, the Chatham Daily News and The Observer (Sarnia). Pre-tax gains of approximately $0.8 million were recognized on these sales. The former CEO of Hollinger L.P. is a minority stockholder and CEO of Osprey Media.

In connection with the two sales of Canadian newspaper properties to Osprey Media in 2001, the Company, Hollinger Inc., Black and three executive officers entered into “non-competition” agreements with Osprey Media pursuant to which each agreed not to compete directly or indirectly in Canada with the Canadian businesses sold to Osprey Media for a five-year period, subject to certain limited exceptions, for aggregate consideration of Cdn.$7.9 million ($5.1 million). Such consideration was paid to Black and the three executive officers, who determined that allocation. The Special Committee has concluded that the “non-competition” payments had been ratified by the Audit Committee on the basis of false and misleading information. The Company, through the Special Committee, has brought suit to recover these and other payments. See Note 22(a).

(c)	In August 2001, the Company entered into an agreement to sell to CanWest its remaining 50% interest in the National Post. In accordance with the agreement, the Company’s representatives resigned from their executive positions at the National Post effective September 1, 2001. The results of operations of the National Post are included in the Consolidated Statement of Operations to August 31, 2001. A pre-tax loss of approximately $78.2 million was recognized on the sale and was recorded in “Other income (expense), net.”

(d)	In August 2001, the Company sold certain other publications, including the Mammoth Times, to Horizon Publications Inc. (“Horizon”) in exchange for $1.00. Horizon is managed by former Community Group

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executive officers and controlled by Black and the Company’s former Deputy Chairman, President and COO, Radler. The Company recognized a net loss on this transaction of approximately $1.5 million.

(e)	In 2001, certain of the closing adjustments were finalized relating to the November 16, 2000 sale of most of the Canadian newspapers and related assets to CanWest. The closing adjustments resulted in an additional pre-tax gain in 2001 of approximately $18.3 million. At December 31, 2003, approximately $49.1 million in respect of closing adjustments remained due to the Company and is included in accounts receivable in the Consolidated Balance Sheet. Amounts due bear interest at a rate of approximately 9%. The amount outstanding is subject to arbitration between CanWest and the Company. Adjustments in the balance due, if any, resulting from further negotiations will be recorded as a component of net gains (losses) on sales of publishing interests included in “Other income (expense), net” (See Note 22(a)).

(f)	The Company concluded several other transactions in 2001 which resulted in an overall net gain of approximately $11.9 million.

(4)     Other Current Assets

      At December 31, 2003, included in “Other current assets” on the Consolidated Balance Sheet, the Company identified the following assets as “held for sale” as the decision to dispose of these assets was made prior to year end.

		Accumulated
	Cost	Depreciation	Net Book Value

	(In thousands)
Apartments(a)	$4,047	$1,564	$2,483
Corporate aircraft(b)	8,960	1,960	7,000

	$13,007	$3,524	$9,483

(a)	At December 31, 2003, the Company owned corporate apartments in both Chicago and New York, which are considered non-core assets. Subsequent to the year-end, the apartments were sold for net proceeds of $1.4 million and $1.8 million, respectively, resulting in a gain on sale of $0.8 million.

(b)	As a result of the wind-down of aviation operations prior to year-end, the corporate aircraft has been classified as an asset held for sale. A write-down of $5.2 million was made in 2003 and included in “Other income (expense), net” (See Note 19). The corporate jet was sold for $7.1 million subsequent to year end, resulting in a gain on sale of $0.1 million.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Investments

	2003	2002

	(In thousands)

	Restated
	Note 2
Available-for-sale securities, at fair value:
Equity securities	$4,404	$4,270
CanWest debentures(a)	69,484	52,712

	73,888	56,982

Other non-marketable investments, at cost:
Internet and technology related companies	13,923	22,439
Other	10,719	14,341

	24,642	36,780

Equity accounted companies, at equity:
Printing joint ventures(b)	(2,662)	(5,335)
Internet related companies	9,366	6,330
Other	6,738	3,186

	13,442	4,181

	$111,972	$97,943

	2003	2002

	(In thousands)
Gross unrealized holding gains (losses) on available-for-sale securities:
CanWest debentures	$14,588	$(1,484)
Equity securities	1,363	595

	15,951	(889)
Less — deferred tax benefit	(3,111)	(1)
Less — minority interest	(1,665)	196

Unrealized gain (loss) on marketable securities included in stockholders’ equity	$11,175	$(694)

(a)	On November 16, 2000, the Company sold a substantial portion of its Canadian assets to CanWest and received in return, in addition to cash and shares in CanWest, 12 1/8% debentures issued by CanWest (“CanWest Debentures”). The Company was able to monetize its interest in the CanWest Debentures in spite of restrictions limiting transfer of ownership but not without retaining some risk, particularly in relation to foreign exchange rate fluctuations between the Canadian and United States dollars. The monetization was effected by way of a participation agreement pursuant to which the Company sold its interests in a substantial portion of the CanWest Debentures to a trust. The Company was ultimately able to relieve itself of any obligations relating to the CanWest Debentures under the participation agreement on November 18, 2004. See Note 28(i). The underlying transactions to these events are described in more detail in the balance of this note.

The CanWest Debentures were issued by a wholly-owned subsidiary of CanWest and are guaranteed by CanWest. These debentures are denominated in Canadian dollars. Interest on the CanWest Debentures is calculated, compounded and payable semi-annually in arrears at a rate of 12 1/8% per annum. At any time prior to November 5, 2005, CanWest may elect to pay interest on the debentures by way of non-voting shares of CanWest, debentures in substantially the same form as the CanWest Debentures, or

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash. Subsequent to November 5, 2005, interest is to be paid in cash. The debentures are due November 15, 2010, but were redeemable at any time prior to May 15, 2003 for cash at CanWest’s option at 100% of the principal amount.

The Company was prohibited from selling the CanWest Debentures received prior to May 15, 2003. In order to monetize this investment, the Company entered into a participation agreement in August 2001 pursuant to which it sold participation interests in Cdn.$540.0 million ($350.0 million) principal amount of CanWest Debentures to a special purpose trust (“Participation Trust”) administered by an arm’s length trustee. That sale of participation interests was supplemented by a further sale of Cdn.$216.8 million ($140.5 million) in December 2001 for a total of Cdn.$756.8 million ($490.5 million). Both sales were conducted at a contracted rate of exchange of $0.6482 for each Cdn.$1. The Company remains the record owner of the participated CanWest Debentures and is required to make payments to the Participation Trust with respect to those debentures if and to the extent it receives payment in cash or kind on the debentures from CanWest. These payments are not reflected in the Company’s accounts.

Coincident with the Participation Trust’s purchases of the participation interests, the Participation Trust sold senior notes to arm’s length third parties (“Trust Notes”) to finance the purchase of the participation interests. These transactions resulted in net proceeds to the Company of $401.2 million and for accounting purposes have been accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). The net loss on the transactions, including realized holding losses on the debentures, amounted to $62.1 million. That loss has been included in “Other income (expense), net”. The Company believes that the participation arrangement does not constitute a prohibited sale of debentures as legal title was not transferred. CanWest has advised the Company that it accepts that position.

The Company has not retained an interest in the Participation Trust nor does it have any beneficial interest in the assets of the Participation Trust. The Participation Trust and its investors have no recourse to the Company’s other assets in the event that CanWest defaults on its debentures. Under the terms of the Participation Trust, the interest payments received by the Company in respect of the underlying CanWest Debentures are immediately paid to the Participation Trust. However, after May 15, 2003, the Company may have been required to deliver to the Participation Trust CanWest Debentures with a value equivalent to $475.3 million based on the contracted rate of exchange. The CanWest Debentures are denominated in Canadian dollars and consequently, there is a currency exposure on the debentures subject to the delivery provision. A substantial portion of that exposure was previously hedged, however, the hedge instrument (a forward foreign exchange contract) was terminated in contemplation of and in conjunction with the placement of 9% Senior Notes due 2010 (the “9% Senior Notes”) and amendment of the Senior Credit Facility in 2002 (See Note 10). In 2002, a net cash receipt of $6.3 million was realized on the termination of the hedge and has been included in “Other income (expense), net.”

At the time the Participation Trust was established, the Company retained a beneficial interest in CanWest Debentures that was not subject to the interests of the Participation Trust. Based on exchange rates at December 31, 2003 and 2002, the Company held debentures with a face value of $59.4 million and $58.9 million, respectively, in excess of those required to satisfy its obligations to the Participation Trust.

Pursuant to the terms of the participation agreement, the Company was unable to transfer to an unaffiliated third party, until at least November 4, 2005, the equivalent of $50.0 million principal amount of CanWest Debentures at December 31, 2003.

On May 11, 2003, CanWest redeemed Cdn.$265.0 million principal amount of the CanWest Debentures plus interest accrued to the redemption date of Cdn.$8.8 million for a total of Cdn.$273.8 million

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($197.2 million), of which Cdn.$246.6 million was payable to the Participation Trust. This amount, converted at the fixed rate of $0.6482 for each Canadian dollar, totaled $159.8 million and was delivered to the Participation Trust on May 11, 2003. The balance of the proceeds of $37.4 million, less the amounts paid under the cross currency swap discussed below of $9.8 million, or $27.6 million, was retained by the Company in respect of its interest in debentures, in which Participations were not sold, a portion of which it is unable to transfer to an unaffiliated third party before November 4, 2005 and thereafter, only at the election of the Participation Trust. Of the proceeds retained by the Company, approximately $16.7 million is restricted cash under the terms of the Participation Trust and unavailable for general corporate purposes as of December 31, 2003.

On April 11, 2003, the Company entered into a cross-currency rate swap transaction to hedge the Canadian denominated proceeds expected to be received on the redemption of the CanWest Debentures. The contract had a total foreign currency obligation notional value of $187.4 million, fixed at a rate of US$0.6845 for each Cdn.$1.00 and expired as to Cdn.$273.8 million on May 13, 2003. Changes in the value of derivatives comprising the cross-currency swap amounted to a loss of $9.8 million, which is included in “Other income (expense), net.”

Pursuant to the indenture for the CanWest Debentures, the redemption terms were to be renegotiated after May 15, 2003. Any agreement as to revised redemption terms requires the approval of all the Participation Trust unit holders under the terms of the Participation Trust. Such approval was sought but the approval level received was short of the unanimous consensus required and accordingly, there were no terms of redemption for the CanWest Debentures as of December 31, 2003.

During 2003, the Company received additional CanWest Debentures in the amount of Cdn.$10.0 million ($7.2 million) (2002 — Cdn.$15.8 million ($10.0 million)) in payment of the interest due on existing debentures held by the Company, a portion of which related to interest accrued during 2002. These debentures have been recorded at their fair value.

The Company, subsequent to year-end, entered into an agreement with CanWest that resulted in the redemption of the Participation Trust. As a consequence of that agreement, the Company was relieved of all obligations under the Participation Trust agreement on November 18, 2004. See Note 28(i).

(b)	The Company’s share of the printing joint ventures’ pension liabilities (Note 25) was previously included in “Other liabilities” as of December 31, 2002. As of the end of the current year, the Company accounted for its share of the printing joint ventures’ pension liability as part of its investment in the printing joint ventures. Therefore, to conform with the current year’s presentation, the investment in printing joint ventures was reduced by $27.5 million as of December 31, 2002.

(6)	Property, Plant and Equipment

	December 31,

	2003	2002

	(In thousands)
Land	$27,823	$27,574
Building and leasehold interests	147,798	148,151
Machinery and equipment	341,188	324,401
Construction in progress	3,488	8,401

	520,297	508,527
Less accumulated depreciation	254,938	208,841

	$265,359	$299,686

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation of property, plant and equipment totaled $38.5 million, $37.0 million and $38.0 million in 2003, 2002 and 2001, respectively. The Company capitalized interest in 2001 of approximately $0.1 million, related to the construction and equipping of production facilities for its newspapers in the Chicago area.

(7)	Goodwill and Intangible Assets

      As disclosed in Note 1(i), the Company adopted SFAS No. 142 effective January 1, 2002.

      The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002 are as follows:

			U.K.	Canadian
	Chicago	Community	Newspaper	Newspaper	Consolidated
	Group	Group	Group	Group	Total

	(In thousands)
Balance as of January 1, 2002	$139,431	$20,079	$327,950	$44,700	$532,160
Transitional impairment loss	—	(20,079)	—	—	(20,079)

Revised balance as of January 1, 2002	139,431	—	327,950	44,700	512,081
Adjustment of excess acquisition reserves	(11,377)	—	—	—	(11,377)
Foreign currency translation	—	—	32,444	529	32,973

Balance as of December 31, 2003	$128,054	$—	$360,394	$45,229	$533,677
Adjustments of excess acquisition reserves	(3,657)	—	—	—	(3,657)
Acquisition	—	—	—	709	709
Foreign currency translation	—	—	36,470	10,101	46,571

Balance as of December 31, 2003	$124,397	$—	$396,864	$56,039	$577,300

      Upon adoption of SFAS No. 142 effective January 1, 2002, intangible assets totaling $351.2 million, primarily amounts previously ascribed to circulation and mastheads, were reclassified to goodwill. Intangible assets totaling $126.0 million (comprising non-competition agreements of $8.7 million and subscriber and advertiser relationships of $117.3 million) were recognized as identifiable intangible assets apart from goodwill.

      During 2003, the Company purchased the remaining 25% interest of one of its subsidiaries included in the Canadian Newspaper Group for $0.7 million.

      The Company’s amortizable intangible assets consist of: (i) non-competition agreements with former owners of acquired newspapers that are amortized using the straight-line method over the term of the respective non-competition agreements, which range from three to five years; and (ii) subscriber and

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advertiser relationships, which are amortized using the straight-line method over 30 years. The components of amortizable intangible assets at December 31, 2003 and 2002 are as follows:

	December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

	(In thousands)
Amortizable intangible assets:
Non-competition agreements	$14,000	$13,792	$208
Subscriber and advertiser relationships	138,154	30,872	107,282

	$152,154	$44,664	$107,490

	December 31, 2002

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

	(In thousands)
Non-competition agreements	$14,000	$9,525	$4,475
Subscriber and advertiser relationships	139,547	26,843	112,704

	$153,547	$36,368	$117,179

      Amortization of amortizable intangible assets for the years ended December 31, 2003, 2002 and 2001 was $9.7 million, $8.9 million and $8.9 million, respectively. Future amortization of amortizable intangible assets is as follows: $4.6 million in 2004 and $4.4 million per year from 2005 through 2008.

(8)	Deferred Financing Costs and Other Assets

	December 31,

	2003	2002

	(In thousands)
Unrealized foreign exchange gain on Participation Trust (Notes 21 and 28(i))	$92,106	$—
Deferred financing costs	16,093	33,392
Capitalized telemarketing costs	14,411	13,675
Receivable from Bradford Publishing Co. (Note 23(p))	3,430	4,130
Receivable from Horizon (Note 23(q))	4,859	4,859
Intangible asset — pension (Note 25)	2,414	1,528
Other	2,583	2,630

	$135,896	$60,214

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accounts Payable and Accrued Expenses

	December 31,

	2003	2002

	(In thousands)
		Restated
		Note 2
Accounts payable(a)	$133,942	$111,218
Accrued expenses:
Labor and benefits	24,256	25,843
Accrued interest	3,751	17,786
Dividends	4,535	4,514
Accrued restitution and settlement costs — circulation matters(b)	24,120	—
Other	67,208	54,307

	$257,812	$213,668

(a)	The Company has reclassified overdraft amounts which were reflected as a reduction of “Cash and cash equivalents” in prior periods, to accounts payable in 2003. Prior period amounts have been restated to reflect this change in classification.

(b)	As disclosed in Notes 18 and 22, the Company’s Audit Committee recently completed its investigation of circulation matters at the Chicago Sun-Times. The Company is negotiating restitution with its advertisers and has recorded an accrual of $24.1 million as of December 31, 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Long-Term Debt

	December 31,

	2003	2002

	(In thousands)
Hollinger International Publishing Inc.:
8.625% Senior Notes due 2005 (Note 10(a))	$5,082	$5,082
9% Senior Notes due 2010 (Note 10(b))	300,000	300,000
Senior Subordinated Notes due 2006 (Note 10(c))	—	239,906
Senior Subordinated Notes due 2007 (Note 10(c))	—	265,000
Community Group:
Amounts due under non-interest bearing non-competition agreements due 2004-2007	750	1,796
Other due 2004-2009 (at varying interest rates up to 9%)	1,088	1,434
U.K. Newspaper Group
Obligations under capital leases (Note 11)	1,944	3,475
Senior Credit Facility (Note 10(d))	217,129	265,000
Other debt	3,279	2,685

	529,272	1,084,378
Less:
Current portion included in current liabilities	6,725	4,814
Senior Subordinated Notes due 2006 and 2007 (Note 10(c))	—	504,906

	$522,547	$574,658

      The following table summarizes the terms of the Hollinger International Publishing Inc. (“Publishing”) notes and the Senior Credit Facility:

						Early	Early
	Interest					Redemption	Redemption
Principal	Rate		Issue Date	Status	Maturity	Date	Price

(In thousands)
$5,082	8.625	%(a)	March 18, 1997	Senior	March 15, 2005	None	—
$300,000	9	%(b)	December 23, 2002	Senior	December 15, 2010	December 15, 2006 or after	2006-104.50% 2007-102.25% 2008-100.00%
$5,207		(d)	December 23, 2002	Senior Secured	September 30, 2008	None	—
$211,922		(d)	December 23, 2002	Senior Secured	September 30, 2009	None	—

(a)	8.625% Senior Notes due 2005 (“8.625% Senior Notes”)

On February 14, 2002, Publishing, a wholly-owned subsidiary of the Company, commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated February 14, 2002. Under the terms of the offer, the Company offered to purchase the outstanding 8.625% Senior Notes at a price to be determined three business days prior to the expiration date of the tender offer by reference to a fixed spread of 87.5 basis points over the yield to maturity of the 7.50% U.S. Treasury Notes due February 15, 2005, plus accrued and unpaid interest up to but not including the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

day of payment for the 8.625% Senior Notes. The purchase price totaled $1,101.34 for each $1,000 principal amount of 8.625% Senior Notes. Included in the purchase price was a consent payment equal to $40 per $1,000 principal amount of the 8.625% Senior Notes, payable to those holders who validly consented to the proposed amendments to the indenture governing the 8.625% Senior Notes. In connection with the tender offer, the Company solicited consents from the holders of the 8.625% Senior Notes to amend the indenture governing the 8.625% Senior Notes by eliminating most of the restrictive provisions. On March 15, 2002, $248.9 million in the aggregate principal amount had been validly tendered pursuant to the offer and on March 18, 2002, these noteholders were paid in full. In addition, during 2002, Publishing purchased for retirement an additional $6.0 million in aggregate principal amount of the 8.625% Senior Notes.

(b)	9% Senior Notes due 2010

On December 23, 2002, Publishing issued $300.0 million of 9% Senior Notes guaranteed by the Company. Net proceeds of $291.7 million plus cash on hand and borrowings under the Senior Credit Facility (Note 10(d)) were used in January 2003 to retire, in their entirety, Publishing’s outstanding Senior Subordinated Notes due 2006 and 2007, to retire the Company’s equity forward purchase agreements (Total Return Equity Swaps (Note 17)) in December 2002 and to repay amounts borrowed under the term facility maturing December 31, 2003 (Note 10(e)) with the balance available for general corporate purposes.

On December 23, 2002, Publishing gave notice of redemption to the holders of existing Senior Subordinated Notes. Such notes were retired in January 2003 and accordingly were reflected as a current liability at December 31, 2002. The related financing proceeds were held in escrow in short term investments at December 31, 2002. Including early redemption premiums and accrued interest, $543.8 million was paid upon retirement of the Senior Subordinated Notes.

The Indentures relating to the 9% Senior Notes contained financial covenants and negative covenants that limited Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with related companies, and sell assets including stock of a restricted subsidiary. The Indentures provided that upon a change of control (as defined in the Indentures), each noteholder had the right to require Publishing to purchase all or any portion of such noteholder’s notes at a cash purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. The Senior Credit Facility restricted Publishing’s ability to repurchase these notes even when Publishing may have been required to do so under the terms of the indenture relating to the 9% Senior Notes in connection with a change of control.

On January 22, 2003 and February 6, 2003, Publishing entered into interest rate swap agreements to convert $150.0 million and $100.0 million, respectively, of the 9% Senior Notes to floating rates through December 15, 2010, subject to early termination notice (Note 21).

Subsequent to December 31, 2003, the Company tendered an offer for the early retirement of the 9% Senior Notes and terminated the related interest rate swap agreements (Note 28(e)). In conjunction with the tender, the above noted financial and negative covenants were stripped from the 9% Senior Notes not tendered and are no longer in force.

(c)	Senior Subordinated Notes due 2006 and 2007

In 2002, Publishing purchased for retirement $10.1 million in aggregate principal amount of the Senior Subordinated Notes due 2006 (“Notes due 2006”) and $25.0 million in aggregate principal amount of the Senior Subordinated Notes due 2007 (“Notes due 2007” and collectively, “Senior Subordinated Notes”).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining Senior Subordinated Notes were retired in January of 2003 with proceeds from the 9% Senior Notes issued in December 2002 (Note 10(b)) and with borrowings under the Senior Credit Facility. Publishing gave notice of redemption of the Senior Subordinated Notes on December 23, 2002 and therefore, these Senior Subordinated Notes were classified as a current liability at December 31, 2002. Publishing paid premiums of approximately $19.7 million on the early redemption of the Notes due 2006 and the Notes due 2007 and wrote-off related deferred financing costs of approximately $17.6 million, which amounts were recorded as “Other income (expense), net” in the 2003 Consolidated Statement of Operations.

The total principal amount of the above 8.625% Senior Notes, Notes due 2006 and Notes due 2007 repaid during 2002 was $290.0 million. The premiums paid to retire that debt totaled approximately $27.1 million, which together with a write-off of approximately $8.3 million of related deferred financing costs, have been reflected as an “Other income (expense), net” item in the 2002 Consolidated Statement of Operations.

(d)	Senior Credit Facility

On December 23, 2002, certain of the Company’s subsidiaries entered into a senior credit facility with an aggregate commitment of $310.0 million, arranged by Wachovia Bank, N.A. (the “Senior Credit Facility”).

The Senior Credit Facility consisted of (i) a $45.0 million revolving credit facility, which was to mature on September 30, 2008 (the “Revolving Credit Facility”), (ii) a $45.0 million Term Loan A which was to mature on September 30, 2008 (“Term Loan A”) and (iii) a $220.0 million Term Loan B, which was to mature on September 30, 2009 (“Term Loan B”). Publishing and Telegraph Group Limited (a wholly-owned indirect subsidiary) were the borrowers under the Revolving Credit Facility and First DT Holdings (“FDTH”), a wholly-owned indirect subsidiary, was the borrower under Term Loan A and Term Loan B. The Revolving Credit Facility and Term Loans bore interest at either the Base Rate (U.S.) or LIBOR, plus an applicable margin.

Publishing’s borrowings under the Senior Credit Facility were guaranteed by Publishing’s material U.S. subsidiaries, while FDTH’s and Telegraph Group’s borrowings under the Senior Credit Facility were guaranteed by Publishing and its material U.S. and U.K. subsidiaries. The Company was also a guarantor of the Senior Credit Facility. Publishing’s borrowings under the Senior Credit Facility were secured by substantially all of the assets of Publishing and its material U.S. subsidiaries, a pledge of all of the capital stock of Publishing and its material U.S. subsidiaries and a pledge of 65% of the capital stock of certain foreign subsidiaries. FDTH’s and Telegraph Group’s borrowings under the Senior Credit Facility were secured by substantially all of the assets of Publishing and its material U.S. and U.K. subsidiaries and a pledge of all of the capital stock of Publishing and its material U.S. and U.K. subsidiaries. The Company’s assets in Canada were not pledged as security under the Senior Credit Facility.

On December 27, 2002, FDTH entered into two cross-currency rate swap transactions to hedge principal and interest payments on U.S. dollar borrowings under the Senior Credit Facility. The contracts set a foreign currency obligation notional value of $265.0 million, fixed at a rate of US $1.5922 to £1, converted the interest rate on such borrowing from floating to fixed, and were to expire as to $45.0 million on December 29, 2008 and as to $220.0 million on December 29, 2009.

During the third quarter of 2003, the Company repaid $45.0 million of term loans under its Senior Credit Facility in addition to the regularly scheduled repayment of $0.6 million. Related deferred financing costs of $1.1 million were written off during the year.

The terms of the cross-currency rate swaps were revised to reflect the $45.0 million principal repayment. The swaps were revised so that interest was paid at 8.14% on a notional obligation of $5.3 million and at

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.64% on a notional obligation of $214.7 million. The Company “marks-to-market” the value of the swaps on a quarterly basis (Note 21).

On July 30, 2004, upon completion of the sale of the Telegraph Group (Note 28(c)), the Company repaid the full amount of the Senior Credit Facility and terminated the related swap agreements. (Note 28(d).)

The Senior Credit Facility agreement, as amended, required Publishing to comply with certain covenants which included certain leverage ratios and restrictions on: use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt of an affiliate; making certain investments and paying management fees; mergers, consolidations, sales and acquisitions; transactions with affiliates; conduct of business; sale and leaseback transactions; changing fiscal year; changes to holding company status; creating or allowing restrictions on taking action under the Senior Credit Facility loan documentation; and entering into operating leases, all subject to certain basket calculations and exceptions. The Senior Credit Facility loan documentation also contained customary events of default. If the Company were to be in violation of these covenants, the debts could become due and payable on demand. At December 31, 2003, the Company was in compliance with the covenants with the exception of filing the year end Consolidated Financial Statements on a timely basis. The Company obtained a waiver of default from its lenders for this breach of the covenants.

As of December 31, 2002, the Company’s aggregate annual rental payments under operating leases exceeded the amounts permitted under the covenants to the Senior Credit Facility. The Company was advised by the Administrative Agent of the Senior Credit Facility that the lenders had agreed to amend the Senior Credit Facility effective March 28, 2003, to increase the amount permitted under the operating lease covenant and agreed to a waiver of any default or event of default in connection therewith. Based on the amended covenant, the Company was in compliance as of December 31, 2002.

(e)	Other

Amounts borrowed under a short-term credit facility of $120.0 million entered into by the Company in 2001 were repaid during that year.

In October 2002, the Company borrowed, on an unsecured basis, $50.0 million at 10.5% under a term facility maturing December 31, 2003. Proceeds from the Senior Credit Facility and the 9% Senior Notes were used, in part, to repay these borrowings in December 2002.

The following table presents the contractual principal repayments to be made the next five years and thereafter, including obligations under capital leases pursuant to the terms of the relevant underlying documents. The table does not reflect the repayment of the Senior Credit Facility and the retirement of $290.6 million of principal of the 9% Senior Notes which occurred in the third quarter of 2004 (Note 28(d) and (e)).

Year Ended December 31,	(In thousands)

2004	$6,725
2005	9,448
2006	4,490
2007	4,037
2008	3,386
Thereafter	501,186

$529,272

Interest paid for 2003, 2002 and 2001 was $89.2 million, $65.3 million and $84.2 million respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Leases

      The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $16.6 million, $15.8 million and $12.1 million in 2003, 2002 and 2001, respectively.

      Minimum lease commitments together with the present value of capital lease obligations at December 31, 2003 are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$1,957	$14,157
2005	—	12,476
2006	—	11,948
2007	—	11,196
2008	—	11,007
Thereafter	—	83,848

	1,957	$144,632

Less imputed interest and executory costs	13

Present value of net minimum payments	1,944
Less current portion included in current liabilities	1,944

Long-term obligations	$—

      Subsequent to December 31, 2003, the Company entered into a lease for office space in Chicago. (Note 28(f).)

(12)	Minority Interest

	December 31,

	2003	2002

	(In thousands)
Common shares of subsidiary	$2,839	$1,961
Partnership units	25,416	14,826
Other	—	310

	$28,255	$17,097

      The Partnership units are comprised of limited partnership units not held by the Company in Hollinger L.P., a company listed on the Toronto Stock Exchange (Note 28(h)). The Company holds an 87% interest in Hollinger L.P. The common shares of subsidiary are comprised of shares not held by the Company in Great West Newspaper Ltd. (“Great West”). The Company holds a 70% interest in Great West.

(13)	Redeemable Preferred Stock

      Shares of Series E Preferred Stock, all of which were owned by a wholly-owned subsidiary of Hollinger Inc., were redeemable at the option of the holder or the Company at a price of Cdn.$146.63 ($92.80 based on December 31, 2002 exchange rates) plus accrued dividends. The holder of these shares could, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series E Preferred Stock was non-voting and was entitled to receive

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share was equal to the product of (a) the redemption price of Cdn.$146.63 divided by the Canadian dollar equivalent of the conversion price and (b) the per share amount of the regularly scheduled dividend on Class A Common Stock. On September 27, 2001, the Company redeemed 40,920 shares of Series E Preferred Stock at the redemption price of Cdn.$146.63 per share for a total cash payment of $3.8 million (Note 23 (l)).

      At December 31, 2002, 93,206 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day were exchangeable into 617,827 shares of Class A Common Stock of the Company. In 2002, the dividend on the Series E Preferred Stock amounted to $2.10 per share.

      During the first quarter of 2003, all of the 93,206 outstanding shares of the Series E Preferred Stock were redeemed at the fixed redemption price of Cdn.$146.63 per share for a total of $9.3 million (Note 23(c)).

(14)	Stockholders’ Equity

Preferred Stock

      The Company is authorized to issue 20,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including voting, redemption and conversion rights. In addition to the Series E Preferred Stock referred to in Note 13 above, the Company had issued Series C Preferred Stock. Pursuant to a January 1997 transaction wherein the Company acquired Canadian publishing assets from Hollinger Inc., the Company issued 829,409 shares of Series C Preferred Stock. The stated value of each share was $108.51 and cumulative dividends were payable quarterly at 9.5% per annum of this amount. On June 1, 2001, the Company converted all the Series C Preferred Stock at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 5, 2001, the Company purchased for cancellation, from Hollinger Inc., the 7,052,464 shares of Class A Common Stock for a total cost of $92.2 million.

Class A and Class B Common Stock

      Class A Common Stock and Class B Common Stock have identical rights with respect to cash dividends and in any sale or liquidation, but different voting rights. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes per share on all matters, where the two classes vote together as a single class, including the election of directors. Class B Common Stock is convertible at any time at the option of Hollinger Inc. into Class A Common Stock on a share-for-share basis and is transferable by Hollinger Inc. under certain conditions. Where Hollinger Inc. does not meet these conditions, and there is a change of control of the Company, the Class B shares are automatically converted on a share-for-share basis into Class A shares.

Restrictions on Net Assets

      The Company is a holding company and its assets consist primarily of investments in its wholly-owned direct and indirect subsidiaries. As a result, the Company’s ability to meet its future financial obligations and its ability to pay dividends is dependent on the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances and other payments. As further described in Note 10, the Company’s direct and indirect subsidiaries are subject to statutory and contractual restrictions that limit their ability to, among other things, incur additional indebtedness, make advances, pay dividends or make other distributions on or redeem or repurchase their capital stock, make investments, enter into transactions with affiliates, issue stock of certain subsidiaries, engage in unrelated lines of business, create liens to secure debt and transfer or sell assets or merge with other companies. As a result, substantially all of the net assets of the Company’s subsidiaries were restricted at December 31, 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Stock Option Plan

      During May 1994, the Company adopted the Hollinger International Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan was amended in September 1996 to increase the number of shares authorized for issuance up to 1,471,140 shares. In 1997, the Company adopted the 1997 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for awards of up to 5,156,915 shares of Class A Common Stock. The Incentive Plan is administered by the Compensation Committee. The Committee has the authority to determine the employees to whom awards will be made, the amount and type of awards, and the other terms and conditions of the awards. In 1999, the Company adopted the 1999 Stock Incentive Plan (“1999 Stock Plan”) which superseded the previous two plans.

      The 1999 Stock Plan provides for awards of up to 8,500,000 shares of Class A Common Stock. The 1999 Stock Plan authorizes the grant of incentive stock options and nonqualified stock options. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option.

      In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44, these repriced options effectively change to a variable stock option award and are subject to accounting as a compensation expense. Accordingly, the stock based compensation determined for this repriced series of options for 2003 amounted to an expense of $3.2 million, for 2002 an expense of nil and for 2001, a credit of $1.4 million.

      Under FIN 44, stock options granted to employees of the parent company must be measured at fair value and recorded as a dividend “in kind”. On February 6, 2003, the Company granted 1,279,850 stock options to employees of Ravelston with an exercise price of $9.45 per share. The aggregate fair value of these options was $3.9 million and this has been recorded as an in-kind dividend during the year. On February 5, 2002, the Company granted 1,386,500 stock options to employees of Ravelston with an exercise price of $11.13 per share. The aggregate fair value of these options was $4.4 million and this has been recorded as an in-kind dividend in 2002. On April 2, 2001, the Company granted 1,470,000 stock options to employees of Ravelston with an exercise price of $14.37 per share. The aggregate fair value of these options was approximately $7.3 million and was recorded as an in-kind dividend in 2001.

      During 2003, several employees had the lives of their options extended upon termination. FIN 44 requires that the option values be remeasured at the date of the modification and that compensation expense be recognized for the difference between the original intrinsic value of the stock options awarded and the intrinsic value on the modification date. The Company has recognized compensation expense of $2.7 million in relation to these modifications in 2003.

      On November 16, 2003, Radler resigned his position as Chief Operating Officer. As a non-employee holder of the Company’s options, Radler’s option awards had previously been accounted for as in-kind dividends as discussed above. Upon termination, the life of Radler’s options was extended from 30 days from his date of resignation to June 1, 2004. The Company has recognized a compensation charge of $0.8 million related to the modification of these options. This charge was calculated in accordance with Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      For all other series of stock options, no compensation cost has been recognized.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity with respect to the Company’s stock option plans was as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2000	6,701,313	$11.38
Options granted	2,418,000	14.40
Options exercised	(624,162)	11.01
Options forfeited	(82,750)	12.33

Options outstanding at December 31, 2001	8,412,401	12.26
Options granted	2,227,000	11.14
Options exercised	(75,375)	10.81
Options forfeited	(168,688)	12.64

Options outstanding at December 31, 2002	10,395,338	12.03
Options granted	2,055,100	9.45
Options exercised	(1,085,450)	11.22
Options forfeited	(1,690,875)	11.73

Options outstanding at December 31, 2003	9,674,113	$11.62

Options exercisable at December 31, 2001	3,032,682	$11.48

Options exercisable at December 31, 2002	4,739,994	$11.85

Options exercisable at December 31, 2003	5,684,513	$12.01

      The following table summarizes information about the stock options outstanding as of December 31, 2003:

				Options Exercisable

	Number	Options Outstanding		Number
	Outstanding at	Weighted-Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted-Average
Range of Exercise Prices	2003	Contractual Life	Exercise Price	2003	Exercise Price

$9.45 - $13.00	7,640,738	6.75 years	$10.87	4,462,638	$11.33
$14.37 - $16.31	2,033,375	7.07 years	$14.44	1,221,875	$14.49

$9.45 - $16.31	9,674,113	6.82 years	$11.62	5,684,513	$12.01

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Loss per Share

      The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Net loss	$(74,308)
Deduct dividends:
Series E Preferred Stock	—

Basic EPS
Net loss available to common stockholders	(74,308)	87,311	$(0.85)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Net loss available to common stockholders	$(74,308)	87,311	$(0.85)

      The effect of stock options has been excluded from the calculations for 2003 because they are anti-dilutive as a result of the net loss. The number of potentially dilutive securities, comprised of shares issuable in respect of stock options, at December 31, 2003, is 9,674,113.

	Year Ended December 31, 2002

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)

	Restated Note 2
Net loss	$(230,629)
Deduct dividends:
Series E Preferred Stock	(196)

Basic EPS
Net loss available to common stockholders	(230,825)	96,066	$(2.40)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Net loss available to common stockholders	$(230,825)	96,066	$(2.40)

      The effect of stock options and Series E Preferred Stock are excluded from the calculations for 2002 because they are anti-dilutive as a result of the net loss. Potentially dilutive securities comprise shares issuable

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at December 31, 2002 in respect of stock options and Series E preferred stock of 10,395,338 and 617,827, respectively.

	Year Ended December 31, 2001

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)

	Restated Note 2
Net loss	$(326,573)
Deduct dividends:
Convertible preferred stock	(4,275)
Series E Preferred Stock	(442)

Basic EPS
Net loss available to common stockholders	(331,290)	100,128	$(3.31)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Net loss available to common stockholders	$(331,290)	100,128	$(3.31)

      The effect of stock options, convertible preferred stock and Series E Preferred Stock are excluded from the calculations for 2001 because they are anti-dilutive as a result of the net loss. Potentially dilutive securities comprise shares issuable at December 31, 2001 in respect of stock options and Series E Preferred Stock of 8,412,401 and 612,977, respectively.

(17)	Total Return Equity Swap (“TRES”)

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

      On November 16, 2000, the EITF issued EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) which clarified the accounting for derivative financial instruments indexed to, and potentially settled in a company’s own stock, that require a cash payment by the issuer upon the occurrence of future events outside the control of the issuer. The EITF applies to new contracts entered into after September 30, 2000. Consequently, the extension of the contracts on October 1, 2000 was accounted for under EITF 00-19 and effective October 1, 2000, the contracts were accounted for using the asset and liability method. As a result, the derivative forward contracts were marked to market after October 1, 2000.

      In August 2001, the Company purchased for cancellation from one of the banks 3,602,305 shares of Class A Common Stock for $50.0 million or $13.88 per share. The market value of these shares on the date of purchase was $47.0 million or $13.05 per share.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2001, one of the banks sold in the open market 3,556,513 shares of Class A Common Stock for $34.2 million or an average price of $9.62 per share. This resulted in a loss to the bank of $15.8 million, which, in accordance with the arrangement, was paid in cash by the Company.

      At December 31, 2001, the Company had two forward equity swap arrangements remaining with banks for a total of $100.0 million. Of that total, $10.0 million was prepaid during the course of 2002 from available cash on hand. In October 2002, a further $50.0 million was prepaid using the proceeds from borrowings in that month (Note 10). In December 2002, the TRES arrangements were terminated and the balance of $40.0 million then owing by the Company was paid from borrowings under the Senior Credit Facility and 9% Senior Notes proceeds received in December 2002 (Note 10).

      Under the TRES arrangements at December 31, 2001, if the Company’s stock price were to fall below the average purchase price of the acquired shares, the Company was required to deposit cash or shares into an escrow account as additional security. During 2001 and 2000, the Company issued 4,882,590 and 5,160,577 shares of Class A Common Stock as additional security, of which 5,011,628 shares with a carrying value of $58.7 million were required to remain deposited in the escrow account at December 31, 2001. The balance of shares issued as additional security were returned to the Company and included in treasury until cancelled. The shares held in escrow are shown as a deduction from Stockholders’ Equity. In addition to these escrow shares, the Company also held restricted cash balances of $7.5 million as further collateral for the TRES arrangements.

      In 2002, upon termination of the TRES arrangements, all escrow shares were returned and cancelled.

      The excess of the $100.0 million cash paid on settlement over the approximately $27.8 million accrued losses on such contracts at the termination date, has been recorded as a reduction of additional paid-in capital.

      The losses resulting from marking these arrangements to market together with the interest and fees paid to the banks during the years ended December 31, 2002 and 2001, totaled $15.2 million and $73.9 million respectively, and was reported in earnings as “Other income (expense), net”. Dividends in respect of the shares purchased by the banks after September 30, 2000 have not been included in cash dividends as a deduction from retained earnings.

      The TRES arrangements were originally entered into as a structure for the repurchase of the Company’s shares over an extended time frame based on a price fixed at the outset of the arrangement. The Company does not presently intend to enter into further similar arrangements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Other Operating Costs

      Included in “Other Operating Costs” are the following amounts that the Company considers to be infrequent in nature.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Special Committee and related costs(a)	$10,147	$—	$—
Restitution and settlement costs — circulation matters(b)	24,120	—	—
Pension and post-retirement plan liability adjustment	—	—	12,429
New Chicago plant pre-operating costs	—	450	4,679
Wind-down of aircraft operations (Note 4)	1,445	—	—
Other	3,416	582	4,626

	$39,128	$1,032	$21,734

(a)	Special Committee and related costs

On June 17, 2003, the Company established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the Securities Exchange Commission (“SEC”) by Tweedy, Browne & Company LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003. The Special Committee delivered its report to the U.S. District Court for the Northern District of Illinois. The Company filed a copy of the Special Committee’s report with the SEC as an exhibit to a Current Report on Form 8-K, as amended by a Current Report on Form 8-K/ A filed with the SEC on December 15, 2004. Through December 31, 2003, the Company had incurred costs of $10.1 million as a result of the investigation conducted by the Special Committee and related litigation involving current and former directors and former officers of the Company. See Note 22(a). These costs consist primarily of legal and other professional costs. The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation that has arisen as a result of the issues the Special Committee was asked to investigate and fees advanced by the Company as a result of the indemnification of current and former officers and directors pursuant to this undertaking.

(b)	Restitution and settlement costs — circulation matters

On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded a pre-tax charge of $24.1 million during the year ended December 31, 2003. See Note 22(a).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Other Income (Expense)

(a) Other Income (Expense), Net

	2003	2002	2001

	(In thousands)
		Restated	Restated
		Note 2	Note 2
Net losses on sales of publishing interests	$(6,251)	$—	$(1,236)
Net gains (losses) on sale of investments(a)	3,578	—	(147,213)
Net gains (losses) on sale of property, plant and equipment	(204)	5,334	1,307
Write-down of investments(b)	(7,700)	(40,536)	(48,037)
Write-down of property, plant and equipment (Note 4)	(6,779)	—	(1,343)
Equity in losses of affiliates	(6,247)	(1,005)	(15,098)
Losses on Total Return Equity Swap (Note 17)	—	(15,237)	(73,863)
“Non-competition” payments (Note 2(a(i)))	—	—	(6,100)
Restitution under Restructuring Agreement (Notes 23(a) and 28(a))	31,547	—	—
Loss on extinguishment of debt (Notes 2(c) and 10)	(38,421)	(35,460)	—
Write-down of FDR Collection(c)	(6,796)	—	—
Foreign currency gains (losses), net(d)	114,103	(86,858)	(1,259)
Other	(1,189)	979	(10,476)

	$75,641	$(172,783)	$(303,318)

(a)	During 2001, the Company sold 2,700,000 multiple voting preferred shares and 27,000,000 non-voting shares in CanWest resulting in a realized pre-tax loss of $99.2 million.

In addition, during August and December of 2001, the Company sold participation interests in Cdn.$540.0 million ($350.0 million) and Cdn.$216.8 million ($140.5 million) principal amounts of CanWest debentures to the Participation Trust. See Note 5(a). The net loss on these transactions, including realized holding losses on the underlying debentures, amounted to $62.1 million.

These losses were partially offset by gains on sales of internet investments of $14.1 million, primarily related to the disposal of the Company’s investment in Interactive Investor International.

(b)	During 2001 and 2002, a number of valuation provisions were made to the investment portfolio, primarily related to internet and technology interests, resulting in a net write-down of investments in each of those years of $48.0 million and $40.5 million, respectively. No investment valuation provision with respect to an individual investment in any year exceeded $10.0 million.

(c)	The Company has, over the past several years, made several acquisitions of papers and other memorabilia of President Franklin Delano Roosevelt (the “FDR Collection”). The Company has recorded an impairment in the value of the FDR Collection of $6.8 million. The U.S. National Archives has asserted an ownership claim to a portion of the collection known as the Grace Tully Collection.

(d)	During 2003, the Company recorded mark-to-market losses on the cross-currency interest rate swaps of $21.7 million. See Note 10. The Company recorded mark-to-market gains on the Participation Trust of $122.3 million and of $21.6 million on the Company’s Senior Credit Facility. The Company had a realized loss of $9.8 million related to the redemption of CanWest Debentures. See Notes 5 and 21.

      During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States dollars and used to reduce long-term debt (Note 10). As a result of the substantial reduction of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78.2 million have been included in net loss in 2002. These foreign exchange losses had accumulated since the Company’s original investment in the Canadian Newspaper Group and, until realized through the substantial reduction of the Company’s net investment, had been included in the “Accumulated Other Comprehensive Loss” component of Stockholders’ Equity.

(20)	Segment Information

      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group is located in the United States. The Community Group includes the results of The Jerusalem Post and, until August 2001, the last remaining United States community newspaper property, when it was sold. The U.K. Newspaper Group’s operations include The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively known as the “Telegraph Group”). Subsequent to December 31, 2003, the Company sold the Telegraph Group and The Jerusalem Post (Note 28(c)). The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), Hollinger L.P. and, until August 31, 2001, National Post. On September 1, 2001, the Company sold its 50% interest in National Post.

      Substantially all of the assets of the Investment and Corporate Group are held within the United States. Corporate overhead costs are included in the Investment and Corporate Group.

      Segmented results and other financial data are as follows:

	Year Ended December 31, 2003

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(In thousands)
Total operating revenues	$450,789	10,397	519,475	80,542	—	$1,061,203

Depreciation and amortization	$35,698	1,345	14,433	1,556	1,821	$54,853

Operating income (loss)	$24,514	(6,601)	40,683	(4,983)	(43,596)	$10,017

Equity in earnings (losses) of affiliates	$(1,854)	—	(3,874)	790	(1,309)	$(6,247)

Total assets	$541,765	25,712	597,963	275,889	358,850	$1,800,179

Capital expenditures	$7,289	658	4,728	1,731	294	$14,700

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(In thousands)

	Restated
	Note 2
Total operating revenues	$441,778	13,231	481,527	69,626	—	$1,006,162

Depreciation and amortization	$35,998	2,370	12,763	1,301	1,720	$54,152

Operating income (loss)	$38,598	(5,218)	48,079	(2,137)	(19,215)	$60,107

Equity in earnings (losses) of affiliates	$(1,266)	—	(98)	359	—	$(1,005)

Total assets	$557,924	28,898	569,645	237,764	791,541	$2,185,772

Capital expenditures	$15,500	5,022	6,051	2,275	54	$28,902

	Year Ended December 31, 2001

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(In thousands)
Total operating revenues	$442,884	19,115	486,374	197,948	—	$1,146,321

Depreciation and amortization	$37,888	2,141	19,834	11,828	2,037	$73,728

Operating income (losses)	$4,962	(4,487)	27,850	(45,954)	(18,354)	$(35,983)

Equity in losses of affiliates	$(3,381)	—	(11,415)	(302)	—	$(15,098)

Capital expenditures	$12,080	299	17,065	2,844	12,163	$44,451

(21)	Financial Instruments

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002, the comparison of the carrying value and the estimated fair value of the Company’s financial instruments was as follows:

	2003		2002

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(In thousands)
Long-term debt (Note 10)	$527,328	$496,689	$1,080,903	$1,034,963
Interest rate swaps — liability (Note 10)	(5,631)	(5,631)	—	—
Cross currency interest rate swaps — liability (Note 10)	(32,453)	(32,453)	(9,161)	(9,161)
Foreign currency obligation — asset (liability)(Notes 5 and 8)	92,106	92,106	(13,572)	(13,572)

      The fair value of the interest rate swaps and the cross-currency interest rate swaps is the estimated amount that the Company would pay or receive to terminate the agreements. The foreign currency obligation is in connection with the sale of participations in the CanWest Debentures (Note 5). The cross currency interest rate swaps are in connection with the Senior Credit Facility as described in Note 10 and below. The interest rate swaps are in connection with the 9% Senior Notes (Note 10). The carrying values of all other financial instruments at December 31, 2003 and 2002 approximate their estimated fair values.

(b) Derivative instruments

      The Company may enter into various swap, option and forward contracts from time to time when management believes conditions warrant. Such contracts are limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency risks. If, in management’s view, the conditions that made such arrangements worthwhile no longer exist, the contracts may be closed. The forward exchange contract related to the Participation Trust as described in Note 5 was terminated on September 30, 2002. This contract was marked to market and the related gains and losses included in “Other income (expense), net”.

      On December 27, 2002, a United Kingdom subsidiary of the Company entered into two cross-currency interest rate swap transactions to hedge principal and interest payments on U.S. dollar borrowings under the Senior Credit Facility. The contracts had a total foreign currency notional value of $265.0 million, fixed at a rate of U.S. $1.5922 to £1, converted the interest rate on such borrowing from floating to fixed, and expired as to $45.0 million on December 29, 2008 and as to $220.0 million on December 29, 2009.

      During the third quarter of 2003, the terms of the cross-currency interest rate swaps were revised to reflect the $45.0 million principal repayment discussed in Note 10. The swaps have been revised so that interest was paid at 8.14% on a notional obligation of $5.3 million and 8.64% on a notional obligation of $214.7 million. The Company “marks-to-market” the value of the swaps on a quarterly basis.

      On January 22, 2003 and February 6, 2003, Publishing entered into interest rate swap agreements to convert $150.0 million and $100.0 million, respectively, of the 9% Senior Notes issued in December 2002 to floating rates through December 15, 2010, subject to early termination notice.

      On April 11, 2003 the Company entered into a cross-currency swap transaction to hedge the Canadian denominated proceeds expected to be received on the redemption of the CanWest Debentures (See Note 5). The contract had a total foreign currency obligation notional value of $187.4 million, fixed at a rate of US$0.6845 for each Cdn.$1.00 and expired as to Cdn.$273.8 million on May 13, 2003. Changes in the value of

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives comprising the cross-currency swap amounted to a loss of $9.8 million, which is included in “Other income (expense), net.”

      Changes in the value of derivatives comprising the forward exchange contract and cross-currency interest rate swaps described above amounted to a loss in 2003 of $31.5 million, a loss in 2002 of $18.4 million and a gain in 2001 of $15.5 million. These changes are reported in “Other income (expense), net” on the Consolidated Statements of Operations. The change in the value of derivatives comprising the interest rate swap agreements amounted to a loss in 2003 of $5.6 million. This change is reported in “Interest expense” in the Consolidated Statement of Operations. The fair value of these contracts as of December 31, 2003 and 2002 is included in the Consolidated Balance Sheets in “Other liabilities”.

(22)	Commitments and Contingencies

(a)	Litigation

Stockholder Derivative Litigation

      On December 9, 2003, Cardinal Value Equity Partners, L.P., a stockholder of the Company, initiated a purported derivative action on behalf of the Company against certain current and former executive officers and directors, including Black and certain entities affiliated with them, and against the Company as a “nominal” defendant.

      This action, which was filed in the Court of Chancery for the State of Delaware in and for New Castle County and is entitled Cardinal Value Equity Partners, L.P. v. Black, et al., asserts causes of action that include breach of fiduciary duty, misappropriation of corporate assets and self-dealing in connection with certain “non-competition” payments, the payment of allegedly excessive management and services fees, and other alleged misconduct. The plaintiff is seeking unspecified money damages. This action has been stayed since January 2004. It is not yet possible to determine the ultimate outcome of this action.

Stockholder Class Actions

      In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain current and former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the Court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint are Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They are purporting to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserts claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint seeks unspecified money damages, rescission, and an injunction against future violations. This consolidated action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

      On September 7, 2004, a group allegedly composed of those who purchased stock in one or more of the defendant corporations, initiated purported class actions by issuing Statements of Claim in Saskatchewan and

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, are identical in all material respects. The defendants include the Company, certain current and former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys LLP, the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.O. 1985, c. C.-44 and seek unspecified money damages. These actions are in preliminary stages and it is not yet possible to determine their ultimate outcome.

Tweedy Browne Litigation

      On December 2, 2003, Tweedy, Browne Global Value Fund and Tweedy Browne (together, the “Tweedy Browne Plaintiffs”), stockholders of the Company, initiated an action against the Company in the Court of Chancery for the State of Delaware in and for Castle County to recover attorneys’ fees and costs in connection with informal inquiries and other investigations performed by and on behalf of the Tweedy Browne Plaintiffs concerning conduct that subsequently has been and continues to be investigated by the Special Committee. The Tweedy Browne Plaintiffs are seeking an award of attorneys’ fees “commensurate with the corporate benefits that have been or will be conferred on the Company as a result of the efforts undertaken by plaintiffs and their counsel.” This action has been stayed since January 2004. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome or a range of fees that may be awarded pursuant to this suit.

Litigation Involving Controlling Stockholder, Senior Management and Directors

      On January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, Ravelston Management Inc. (“RMI”), Black, Radler and Boultbee, which complaint was first amended on May 7, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698. The amended complaint added certain other defendants, including Barbara Amiel Black (“Amiel Black”) and Daniel Colson (“Colson”), sought approximately $484.5 million in damages, including approximately $103.9 million in pre-judgment interest, and also included claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which provides for a trebling of damages and attorneys’ fees. On October 8, 2004, the court granted the defendants’ motion to dismiss the RICO claims and also dismissed the remaining claims without prejudice on jurisdictional grounds. On October 29, 2004, the Company filed a second amended complaint seeking to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and also punitive damages, on breach of fiduciary duty, unjust enrichment, conversion, fraud, and civil conspiracy claims asserted in connection with transactions described in the Report of the Special Committee, including unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. The second amended complaint also adds Richard N. Perle (“Perle”), a Director of the Company, as a defendant and eliminated as defendants certain companies affiliated with Black and Radler. The second amended complaint alleges that Perle breached his fiduciary duties while serving as a member of the executive committee of the Company’s Board of Directors by, among other things, signing written consents purporting to authorize various related party transactions, without reading, evaluating or discussing those consents; without negotiating or evaluating the related party transactions he was approving; and without taking steps to ensure that those transactions were presented to and reviewed by the Company’s audit committee. The Company is seeking to appeal the dismissal of the RICO claims. On December 13, 2004, defendants Hollinger Inc., Ravelston, RMI, Black, Radler, Boultbee, and Amiel Black moved to dismiss the second amended complaint for failure to join as parties the other companies affiliated with Black and Radler that had previously been named as defendants. Defendants assert that these companies are indispensable to the litigation but that their presence would deprive the court of jurisdiction. Black, Hollinger Inc., Colson and Perle also moved individually to dismiss the complaint on various grounds, including failure to state a claim for relief, lack of

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

personal jurisdiction and res judicata. The motions are pending. This action is in a preliminary stage and it is not yet possible to determine its ultimate outcome.

Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.

      On January 26, 2004, the Company filed a complaint against Black, Hollinger Inc. and an affiliated entity in the Court of Chancery of the State of Delaware in and for New Castle County. In this action, the Company sought relief declaring: (i) that a written consent by defendants purporting to abolish the Corporate Review Committee and to amend the Company’s bylaws was invalid; (ii) that the Shareholders’ Rights Plan (“SRP”) adopted by the Corporate Review Committee on January 25, 2004 was valid; and (iii) that, under the proposed sale by Black of control of Hollinger Inc. to Press Holdings International Limited (the “Hollinger Sale”), the shares of Class B Common Stock held by Hollinger Inc. would convert to shares of Class A Common Stock. The Company’s complaint also asserted claims that defendants breached their fiduciary duties to the Company and breached the terms of the agreement reached on November 15, 2003 (the “Restructuring Agreement”) through their activities in connection with the Hollinger Sale and the purported bylaw amendments.

      On February 3, 2004, defendants filed a counterclaim against the Company, members of the Company’s Corporate Review Committee, and Richard C. Breeden (“Breeden”), advisor and counsel to the Special Committee. In their counterclaim, defendants sought declaratory relief declaring that their bylaw amendments were valid and that the SRP and other actions by the Corporate Review Committee were invalid. Defendants also asserted claims of breach of fiduciary duty, misrepresentation, tortious interference with the Hollinger Sale, breach of the Restructuring Agreement, and violation of the just compensation and due process provisions of the Fourteenth Amendment to the U.S. Constitution. In addition to declaratory and injunctive relief, defendants sought unspecified damages.

      On March 4, 2004, the Court of Chancery entered an order and judgment declaring that Hollinger Inc.’s purported amendments to the Company’s bylaws were invalid, that the Corporate Review Committee was and remained duly constituted, and that the SRP was valid. The Court of Chancery’s order also dismissed defendants’ breach of fiduciary duty, tortious interference, and Fourteenth Amendment counterclaims and preliminarily enjoined the defendants from taking any action to consummate any transaction in violation of the provisions of the Restructuring Agreement, including the Hollinger Sale and any other breaches of the Restructuring Agreement by defendants.

      The Company subsequently moved for summary judgment on the remaining claims and to make the injunctive relief permanent. On June 28, 2004, the Court of Chancery entered an order and final judgment, granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing defendants’ remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004. On July 16, 2004, defendants made the payments required under the order and final judgment, but have filed notices of appeal of the Court’s rulings to the Delaware Supreme Court. The appeals are pending. It is not yet possible to determine the ultimate outcome of the appeals.

      On October 29, 2004, the Company, Hollinger Inc. and Black entered into the Extension Agreement to voluntarily extend the injunction until the earlier of January 31, 2005 or the date of the completion of any distribution by the Company to its stockholders of a portion of the proceeds of the Company’s sale of the Telegraph Group remaining as of October 26, 2004, net of taxes to be paid on the sale of the Telegraph Group and less amounts used to pay down the Company’s indebtedness, through one or more of a dividend, a self-tender offer, or some other mechanism. On October 30, 2004, the court issued an order extending the injunction as provided in, and incorporating the other terms of, the Extension Agreement.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hollinger Inc. v. Hollinger International Inc.

      On July 1, 2004, Hollinger Inc. and 504468 N.B. Inc. filed an action in the Court of Chancery for the State of Delaware alleging that the Company violated 8 Del. Code § 271 and engaged in inequitable conduct by not seeking stockholder approval of the proposed sale of the Telegraph Group. Plaintiffs sought preliminary injunctive relief to block the sale unless it was approved by the holders of a majority of the voting power of the Company’s common stock, and an award of costs and attorneys’ fees. The Court of Chancery denied Hollinger Inc.’s motion in an opinion issued on July 29, 2004. That same day, plaintiffs moved before the Chancery Court and Delaware Supreme Court for leave to file an interlocutory appeal and an injunction pending appeal. Both courts denied the motions and the matter is completed.

Black v. Hollinger International Inc., filed on March 18, 2004

      On March 18, 2004, Black filed an action against the Company in the Court of Chancery of the State of Delaware seeking advancement of legal fees and expenses he purportedly incurred and continues to incur in connection with the SEC and Special Committee investigations and various litigations that he is involved in. In May 2004, the parties entered a stipulation resolving the matter. The Company agreed to pay half of Black’s legal fees in certain actions in which he is a defendant, pursuant to itemized invoices submitted with sworn affidavits and subject to his undertaking that he will repay the amounts advanced to him if and to the extent it is ultimately determined that he is not entitled to indemnification under the terms of the Company’s bylaws.

Black v. Hollinger International Inc., filed on April 5, 2004

      On April 5, 2004, Black filed an action against the Company in the U.S. District Court for the Northern District of Illinois alleging that the Company breached its obligations to Black under three stock option plans. The complaint seeks (i) specific performance or damages for the alleged breaches, (ii) damages for the Company’s alleged failure to issue to Black 145,000 and 1,218,750 shares of Class A Common Stock upon alleged exercises by Black of options on February 13, 2004 and April 2, 2004, respectively, and (iii) declaratory judgment that Black’s removal as Chairman of the Company and from the Telegraph Group Limited did not constitute termination of employment under the 1997 Stock Option Plan and that his options must be treated equally with those of other executive officers and directors of the Company. The total damages sought are (i) the highest value of 145,000 shares of Class A Common Stock after February 13, 2004, plus prejudgment interest, and (2) the highest value of 1,218,750 shares of Class A Common Stock after April 2, 2004, less the option exercise price, plus prejudgment interest. On November 11, 2004, the Court dismissed the action without prejudice, granting Black leave to refile his claims as counterclaims in Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698, which is described above under “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.

      On February 10, 2004, the Company commenced an action in the Ontario Superior Court of Justice (Commercial List) against Ravelston, RMI and Hollinger Inc. This action claimed access to and possession of the Company’s books and records maintained at 10 Toronto Street, Toronto, Ontario, Canada. The parties negotiated and executed a Protocol dated March 25, 2004, providing for access and possession by the Company to the claimed records.

      On March 5, 2004, a statement of defense and counterclaim was issued by Ravelston and RMI against the Company and two of its subsidiaries, Publishing and HCPH Co. The counterclaim seeks damages in the amount of approximately $174.3 million for alleged breaches of the services agreements between the parties and for alleged unjust enrichment and tortious interference with economic relations by reason of those breaches. On March 10, 2004, Hollinger Inc. filed a statement of defense and counterclaim against the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company seeking Cdn.$300.0 million, claiming that by the Company’s refusal to pay its obligations under its services agreement with Ravelston, the Company intended to cause Ravelston to default in its obligations to Hollinger Inc. under a support agreement between Ravelston and Hollinger Inc., and intended to cause Hollinger Inc. to default on its obligations under its outstanding notes, with the resulting loss of its majority control of the Company.

      On May 6, 2004, Ravelston served a motion for an anti-suit injunction, seeking to restrain the Company from continuing the Illinois litigation against it and from bringing any claims against Ravelston arising out of the management of the Company other than in Ontario. On May 28, 2004, the Company served a notice of cross-motion seeking a temporary stay of the Ravelston and Hollinger Inc. counterclaims pending final resolution of the proceedings in Illinois and Delaware. Ravelston’s motion and the Company’s cross-motion were heard on June 29-30, 2004 at the Ontario Superior Court of Justice, Commercial List. On August 11, 2004, the court denied Ravelston’s motion and granted the Company’s cross-motion. On August 18, 2004, Ravelston and Hollinger Inc. appealed to the Ontario Court of Appeal. The appeals are scheduled to be heard on February 22, 2005. On September 21, 2004, the Company served a motion on Hollinger Inc. and Ravelston, seeking to quash their appeals to the Ontario Court of Appeal for want of jurisdiction. On November 30, 2004, the appeals to the Ontario Court of Appeal were quashed. Ravelston and Hollinger Inc. were required to deliver notices of motion in support of a motion for leave to appeal to the Divisional Court by December 30, 2004. Ravelston delivered such a notice of motion on December 20, 2004, but Hollinger Inc. has not delivered such a notice and is therefore not proceeding with an appeal of the stay of its counterclaim. Ravelston’s motion for leave has not yet been scheduled but will likely be heard some time in February of 2005.

Black v. Breeden, et al.

      Five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Breeden, Richard C. Breeden & Co., Gordon Paris, James Thompson, Richard Burt, Graham Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name James Thompson and Richard Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second case; damages in the amount of Cdn.$110.0 million are sought in the third and fourth case; and Cdn$1.0 billion in general damages and Cdn$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals of the cases pending before the Delaware Court of Chancery described above.

      The defendants named in the five defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur in relation to the defense of those actions.

      The Company agreed to indemnify Breeden and Richard C. Breeden & Co. against all losses, damages, claims and liabilities they may become subject to, and reimburse reasonable costs and expenses as they are incurred, in connection with the services Breeden and Richard C. Breeden & Co. are providing in relation to the Special Committee’s ongoing investigation.

United States Securities and Exchange Commission v. Hollinger International Inc.

      On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction (the “Court Order”) against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly reports on Form 10-Q and keep accurate books and records. The Court Order requires the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as Special Monitor of the Company under certain circumstances, including the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their term, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the then incumbent directors. On January 26, 2004, Hollinger Inc. filed a motion to vacate certain parts of the Court Order that limit its rights as stockholder. The Court denied Hollinger Inc.’s motion on May 17, 2004.

      The Company has received various subpoenas and requests from the SEC and other agencies seeking the production of documentation in connection with various investigations into the Company’s governance, management and operations. The Company is cooperating fully with these investigations and is complying with these requests.

United States Securities and Exchange Commission v. Conrad M. Black, et al.

      On November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc. were liable for the Company’s violations of certain federal securities laws at least during this period.

      The SEC alleges that the scheme used by Black, Radler and Hollinger Inc. included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell the Company assets for the benefit of all of the Company’s shareholders and not to undermine that process by engaging in transactions for the benefit of himself and Hollinger Inc. The SEC further alleges that Black and Radler misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.

      The SEC’s complaint seeks: (i) disgorgement of ill-gotten gains by Black, Radler and Hollinger Inc. and unspecified civil penalties against each of them; (ii) an order enjoining Black and Radler from serving as an officer or director of any issuer required to file reports with the SEC; (iii) a voting trust upon the shares of the Company held directly or indirectly by Black and Hollinger Inc.; and (iv) an order enjoining Black, Radler and Hollinger Inc. from further violations of the federal securities laws.

The Chicago Sun-Times Circulation Cases

      On June 15, 2004, the Company announced that the Audit Committee had initiated an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. Following that announcement, a number of lawsuits were filed against the Company, among others defendants. Several of the suits are brought on behalf of a purported class composed of all persons who purchased advertising

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

space in the Chicago Sun-Times during the period in which circulation figures were overstated. The complaints allege that the Chicago Sun-Times improperly overstated its circulation and that advertisers overpaid for advertising in the newspaper as a result. The complaints variously allege theories of recovery based on breach of contract, unjust enrichment, civil conspiracy, conversion, negligence, breach of fiduciary duty, common law and statutory fraud, and violations of the federal RICO statute. The complaints seek injunctive and declaratory relief, unspecified actual, treble, and punitive damages, interest, attorneys’ fees and costs, and other relief.

      A number of the actions were filed in the Circuit Court of Cook County, Illinois, including the following purported class action cases filed in the County Department, Chancery Division: Central Furniture, Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9757; Ronald Freeman d/b/a Professional Weight Clinic Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9763; Card & Party Mart II Ltd. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 CH 9824; Geier Enterprises, Inc. v. Chicago Sun-Times, Inc. and Hollinger International Inc. No. 04 CH 10032; California Floor Coverings d/b/a Olympic Carpet v. Chicago Sun-Times, Inc., No. 04 CH 10048; BNB Land Venture, Inc. v. Chicago Sun-Times, Inc., Hollinger International Publishing Inc. and Docs 1-5, No. 04 CH 10284; Gleason & McMaster LLC v. Chicago Sun-Times, Inc. and Hollinger International Inc., No. 04 CH 10581; James Rolshouse & Assoc. PLLC v. Hollinger International Inc., Chicago Sun-Times, Inc. and The Sun-Times Co., No. 04 CH 11019; and Mark Triffler Oldsmobile, Inc. et al. v. Hollinger International Inc. and Chicago Sun-Times, Inc., 04 CH 12714. The above-stated cases were filed between June 15, 2004 and August 31, 2004, and an Amended Consolidated Complaint under the heading In re: Chicago Sun-Times Circulation Litigation was filed on October 12, 2004. The Amended Consolidated Complaint lists defendants Chicago Sun-Times, Inc. and Hollinger International Inc., and adds Midwest Suburban Publishing, Inc. Two additional purported class action cases are pending in the County Department, Chancery Division: International Profit Assocs., Inc., v. Chicago Sun-Times, Inc. and Hollinger International Inc., 04 CH 17964, filed October 29, 2004; and Business Pro Communications, Inc. v. Hollinger Inc., Hollinger International Inc. and The Sun-Times Co., 04 CH 19930, filed December 1, 2004. Additionally, the following individual actions were brought in the Circuit Court of Cook County: First Federal Auto Auction, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7501, filed July 2, 2004; American Mattress, Inc. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 L 7790, filed July 12, 2004; National Foundation for Abused and Neglected Children, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7948, filed July 15, 2004; Joe Rizza Lincoln Mercury, Inc. et al. v. Chicago Sun-Times, Inc., 04 L 11657, filed October 14, 2004; Chicago Sun-Times, Inc. v. Oral Sekendur, 03 M1 170004, circulation-related claims filed October 12, 2004. One case was filed in the United States District Court for the Northern District of Illinois: AJE’s the Salon, Inc. v. The Sun-Times, Co., Hollinger International Inc. and F. David Radler, 04 C 4317, filed June 28, 2004. The AJE’s the Salon, Inc. case was voluntarily dismissed. The parties in the consolidated class action case have agreed to mediate in an attempt to settle the case and are conducting discovery. Motions to dismiss have been filed with respect to some of the cases and it is anticipated that similar motions will be filed in the balance of the pending cases. Overall, the cases are in preliminary stages and it is not yet possible to determine their ultimate outcome.

      On October 5, 2004, the Company announced the results of the Audit Committee’s internal review. The review of the Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by the Audit Bureau of Circulations (“ABC”) commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The inflated circulation figures were submitted to ABC, which then reported these figures in its annual audit reports issued with respect to the Chicago Sun-Times.

      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of the related lawsuits, the Company recorded a pre-tax charge of approximately $24.1 million

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for 2003 and approximately $2.9 million for the first quarter of 2004. The Company will evaluate the adequacy of the accrual as negotiations with advertisers proceed. The impact of restitution on the ultimate outcome of the pending litigation is not possible to be determined at this time.

CanWest Arbitration

      On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$83.2 million. The Company believes that it has valid defenses to this claim, as well as significant counterclaims against CanWest. The arbitration is in preliminary stages, and it is not yet possible to determine its ultimate outcome.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.

      On December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. In August 2004, The National Post Company obtained an order for partial summary judgment ordering the Company to pay The National Post Company Cdn.$22.5 million plus costs and interest. On November 30, 2004, the Company settled the appeal of the partial summary judgment by paying The National Post Company the amount of Cdn.$26.5 million. This amount includes payment of the Cdn.$22.5 million in principal plus interest and related costs. The Company had accrued the Cdn.$22.5 million plus interest to December 31, 2003 in these consolidated financial statements. The two remaining matters in this action consist of a claim for Cdn.$2.5 million for capital and operating requirements of The National Post Company and a claim for Cdn.$0.8 million for newsprint rebates. Exchange of documents and examinations for discovery in respect of these remaining matters is expected to proceed in early 2005.

Other Actions

      The Company and members of the Special Committee have had a suit filed against them before the Ontario Superior Court of Justice by Boultbee, former Executive Vice-President with the Company whose position as an officer was terminated in November of 2003. In November 2003, the Special Committee found that Boultbee received approximately $0.6 million of “non-competition” payments that had not been appropriately authorized by the Company. The Company was unable to reach a satisfactory agreement with Boultbee for, among other things, repayment of these amounts and as a result, terminated his position as an officer of the Company. Boultbee is asserting claims for wrongful termination, indemnification for legal fees, breach of contract relating to stock options and loss of reputation, and is seeking approximately Cdn.$16.1 million from the defendants. The action is in its preliminary stages, and it is not yet possible to determine its ultimate outcome. On November 18, 2004, the Company and Boultbee resolved Boultbee’s claim for advancement and indemnification of legal fees, as part of which Boultbee agreed to discontinue this portion of his claim. The Company is bringing a motion to stay this action until the litigation in Illinois involving the Company, Boultbee and others has been concluded. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.” Although the Company’s motion documents have not yet been served, time has been reserved with the court for the hearing of this motion on April 25, 2005.

      On November 3, 2004, Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc. filed an action in the Supreme Court of the State of New York, in Albany County, against Sugra (Bermuda) Limited (“Sugra Bermuda”), which is a subsidiary of Publishing, and against Hollinger Inc. The action alleges that

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sugra Bermuda defaulted under the terms of a 1995 aircraft lease agreement, and that Hollinger Inc. is a guarantor of Sugra Bermuda’s obligations under the lease. Plaintiffs are seeking $5.1 million in damages, plus interest at the rate of 18 percent per annum and attorneys’ fees. On December 20, 2004, Hollinger Inc. removed the action from state court to the United States District Court for the Northern District of New York. This action, which is entitled Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc., No. 1:04-cv-01436-GLD-DRH (N.D.N.Y.), is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

      During 2002, the largest customer of The Jerusalem Post, the Golden Pages, effectively terminated its agreement with The Jerusalem Post for publication of the Golden Pages by failing to submit orders as required. An action was commenced in the District Court of Tel Aviv by The Jerusalem Post in early 2003 alleging breach of contract. Although significant to The Jerusalem Post, the loss of revenue has not had a material impact on the Company’s business, as a whole. With the completion of the sale of The Palestine Post Limited on December 15, 2004, the Company no longer has a claim or liability related to this action.

      The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of business, including such matters as libel, defamation and privacy actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings with respect to employee terminations and other labor matters, environmental compliance, tax and other matters.

      Management believes that the outcome of any pending claims or proceedings described under “Other Actions” will not have a material adverse effect on the Company taken as a whole.

(b)	Guarantees

      In November 2002, the FASB issued FIN 45, which establishes and clarifies requirements for disclosure of most guarantees and the recognition of an initial liability for the fair value of obligations a guarantor assumes under guarantees. The initial liability recognition and measurement provisions are effective in respect of guarantees entered into or modified after December 31, 2002.

(i) Joint Ventures

      The Telegraph had guaranteed the printing joint venture partners’ share of equipment leasing obligations to third parties, which expired as of December 31, 2003 ($0.6 million at December 31, 2002). These obligations were guaranteed jointly and severally by each joint venture partner.

      Land leased by the Telegraph under a head lease under which the property is held until July 2183 has been sublet to West Ferry Printers, one of the Company’s printing joint ventures. The sublease is for a term of 34 years from 1987. Although the sublease has been consented to by the landlord, it has not released the Telegraph from its obligation under the lease and accordingly, the Telegraph is contingently liable for performance by West Ferry Printers. Annual rents under the lease are based on a percentage of the value of immoveable assets, currently £0.6 million per year. The Company no longer has any obligation under this lease following the disposition of the Telegraph Group (Note 28(c)).

      At December 31, 2003, pursuant to a joint venture agreement in the U.K., the Company has agreed to guarantee up to £500,000, if required, in connection with borrowing by the joint venture. The Company was released from this guarantee upon completion of the sale of the Telegraph Group in 2004.

(ii) Dispositions

      In connection with certain dispositions of assets and/or businesses (Note 3), the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

      The Company is unable to estimate the maximum potential liability for these indemnifications as the underlying agreements do not always specify a maximum amount and the amounts are dependent upon the outcome of future events, the nature and likelihood of which cannot be determined at this time.

      Historically, the Company has not made any significant indemnification payments under such agreements and does not expect to in the future; accordingly no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications if and when those losses become probable and estimable.

(iii) Credit Facilities

      Under its Senior Credit Facility, the Company agreed to indemnify its lenders under that facility against certain costs or losses resulting from changes in laws and regulations which would increase the lenders’ costs or reduce the rate of return otherwise available to them in respect of the loans to the Company. The Company further agreed to indemnify certain lenders against existing loans to the extent that such loans impose an obligation for withholding tax or similar charge on interest, should such tax or charge not be recoverable by the lenders. These indemnifications generally extend for the term of the credit facilities and do not provide for any limit on the maximum potential liability.

      As described in Note 10, the Company indemnified the lenders and their affiliates from and against all losses as a result of any obligations of any of the borrowers and guarantors under its Senior Credit Facility. Also as described in Note 10, the Company has guaranteed Publishing’s 9% Senior Notes.

      Subsequent to December 31, 2003, all amounts borrowed under the Senior Credit Facility were repaid upon the closing of the sale of the Telegraph Group. (See Note 28(d).) The Company also made a tender offer for retirement of the 9% Senior Notes. (See Note 28(e)).

(iv) Participation Trust

      In connection with the participation agreement described in Note 5, the Company agreed to indemnify the Participation Trust and its trustee in the event the participation agreement enabled the issuer of the CanWest Debentures to stop payments with respect to the debentures. Although the indemnity has not been capped, the Company estimates the liability is limited to the amount of participation interests sold, totaling $475.3 million, which includes accrued interest and debentures received as paid-in-kind interest, reduced by debentures redeemed in May 2003. As disclosed in Note 28(i), the Company concluded a transaction with CanWest on November 18, 2004 under which the Company received approximately $133.6 million. The Participation Trust has now been unwound and the Company no longer has any exposure under this guarantee.

(v) Other

      The Company licenses some of the content it publishes for use by third parties. In doing so, the Company warrants that it is entitled to license that content and indemnifies the licensee against claims against improper use. The number or quantum of such claims cannot be reasonably estimated. Historically, claims of this nature have not been significant.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(vi) Letters of Credit

      In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2003, letters of credit in the amount of $4.2 million ($2.8 million in 2002) were outstanding.

(c) Canadian Ownership Matters

      Under the Canadian Income Tax Act (“ITA”), there are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned under the ITA. The status of certain of the Company’s newspapers as Canadian-owned was affected by Black’s renunciation of his Canadian citizenship in June 2001. Although the Company believes that it has a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the Canadian income tax authorities. Should any challenge be successful, advertisers in Canada might seek compensation from the Company for any advertising costs disallowed as a deduction or otherwise look to a reduction of advertising rates for certain Canadian newspaper publications. The amount of exposure, if any, cannot presently be determined.

      Additionally, one or more of the Company’s Canadian subsidiaries has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled. The Canadian government could seek the return of these funds as a result of Black’s renunciation of his Canadian citizenship.

(23)	Related-party Transactions

      The following is a description of certain relationships and related party transactions for the three years ended December 31, 2003. Most of the findings of the Special Committee set forth in the Special Committee Report (the “Report”) are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the current and former directors of the Company who are the subject of the Report.

      (a) On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The Committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. According to the Report, of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing the Restructuring Agreement. The Restructuring Agreement provides for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest.

      As of December 31, 2003, the Company had received $0.8 million from Radler and $0.4 million from Atkinson in accordance with the Restructuring Agreement. Subsequent to December 31, 2003, the Company has received $30.3 million, excluding interest, from Hollinger Inc., Black, Radler and Atkinson. These amounts received after December 31, 2003, including interest to December 31, 2003, have been included in “Amounts due from related parties, net” and “Other income (expense), net” and “Interest and dividend income.” These repayments are described further in Note 28(a).

      (b) The Company had a services agreement with Ravelston, pursuant to which Ravelston provided advisory, consultative, procurement and administrative services to the Company. This services agreement was assigned on July 5, 2002 to RMI. The Company and its subsidiaries expensed fees from Ravelston and RMI,

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling $23.9 million, $23.7 million and $29.0 million for 2003, 2002, and 2001, respectively, pursuant to these agreements.

      Moffat Management Inc. and Black-Amiel Management Inc. had separate services agreements with the Company. The Company expensed $2.1 million, $1.9 million and $1.7 million in 2003, 2002, and 2001, respectively, in fees under these agreements.

      The Restructuring Agreement provides for the termination of these agreements in accordance with their terms, effective June 1, 2004, and for the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified each of the parties to the Services agreements of the termination of the services agreements effective June 1, 2004. See Note 22(a).

      Hollinger Inc. and its affiliates billed the Company for allocated airplane expenses amounting to nil, $2.3 million and $4.4 million in 2003, 2002, and 2001, respectively.

      Net amounts due from related parties at December 31, 2003 totaling $11.9 million (2002 due to related parties — $25.2 million) include $4.5 million (2002 — $7.7 million) of amounts payable in respect of management fees.

      During 2001, the Company made a bonus payment to Colson of approximately $1.1 million.

      (c) On March 10, 2003, the Company repurchased for cancellation, from a wholly owned subsidiary of Hollinger Inc., 2,000,000 shares of the Company’s Class A Common Stock at $8.25 per share for a total of $16.5 million. The Company also redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn.$146.63 per share being a total of $9.3 million.

      (d) On January 1, 2003, Canadian Classified Network (“CCN”) was disposed of to Horizon Operations (Canada) Ltd. (“HOCL”), for cash consideration of approximately Cdn.$0.2 million. HOCL is controlled by Black and Radler. CCN places classified advertising in newspapers participating in a joint advertising group managed by CCN. Until disposed of, CCN was a division of HCPH Co. During the year ended December 31, 2003, the Company earned management fees of approximately Cdn.$0.1 million from CCN under a profit sharing arrangement whereby Hollinger L.P. is entitled to 50% of the profits of CCN. In addition, the Company received approximately Cdn.$0.1 million with respect to advertising related activities with CCN. This transaction was not approved by the Company’s independent directors.

      (e) On July 11, 2000, the Company loaned $36.8 million to a subsidiary of Hollinger Inc. to fund the cash purchase by Hollinger Inc. of HCPH Special Shares. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. It has been classified as “Loan to affiliate” (a long-term asset) on the Consolidated Balance Sheet. Effective January 1, 2002, the interest rate was changed from 13.0% per annum to LIBOR plus 3.0% per annum, without review by or approval of the Company’s independent directors. As of December 31, 2002, the balance, including accrued interest at the new unapproved rate, was $45.8 million. Payments for the above mentioned repurchase and redemption (Note 23(c)) were applied against this debt due from the Hollinger Inc. subsidiary resulting in a calculation of net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003, the date of the repayment. At December 31, 2003, $22.1 million of debt (including interest) remains outstanding, based on the promissory note the Hollinger Inc. subsidiary was required to sign on March 10, 2003, for the outstanding balance as then calculated, and based on the lower of two potentially applicable interest rates, as described below. The debt, since the date of the partial repayment, bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Senior Secured Notes (so long as the Senior Secured Notes are outstanding), guaranteed by Ravelston, the controlling stockholder of Hollinger Inc., and secured by certain assets of Ravelston. Following the receipt of an independent fairness

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opinion and a review of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc., including the subordination of this remaining debt, by a committee of the Board of Directors of the Company, composed entirely of independent directors, the committee approved the new debt arrangements.

      The Company previously reported that the committee of independent directors referred to above had agreed to a partial offset to the $20.4 million debt against amounts owed by the Company to RMI, a subsidiary of Ravelston, and further stated that the offset was effected April 30, 2003. The amounts contemplated in the partial offset are further described in Note 23(f). Although the former management of the Company maintained that it believed final approval had been given to the offset by the committee of independent directors, according to the Report, the committee had not given such approval. The committee of independent directors later agreed to approve the requested partial offset on certain terms and conditions, but these terms and conditions were not acceptable to Hollinger Inc. and Ravelston, and the offset was not completed.

      Neither the Hollinger Inc. subsidiary nor Ravelston has complied with the terms of the new debt arrangements. Under the terms of the promissory note, the Hollinger Inc. subsidiary is permitted to make interest payments with additional notes if interest payments to the Company are prohibited under the indenture governing Hollinger Inc.’s 11 7/8% Senior Secured Notes. The Hollinger Inc. subsidiary made only partial cash interest payments on the note until August 2003, when it discontinued payments altogether. At this time, the Company cannot ascertain which interest rate is the appropriate one to apply to the debt. Although as set forth in the Report, the Special Committee believes interest should be accrued at the higher rate, to be conservative, the Company has accrued interest at the lower rate. At December 31, 2003, the Company calculates that based on the amount in the promissory note Hollinger Inc.’s subsidiary was required to sign and using the lower interest rate, unpaid interest amounts to $1.8 million. Ravelston was required to fund a cash collateral account to secure the Hollinger Inc. subsidiary’s repayment obligation. Ravelston has funded approximately $0.1 million to this cash collateral account as of December 31, 2003. The Hollinger Inc. subsidiary’s debt is guaranteed by Ravelston, secured by its receivables under Ravelston’s management services agreement with CanWest.

      The Company has not yet sought to collect on the Ravelston guarantee or attach the receivables. Instead, the Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Black, Radler, Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated without regard to the unauthorized interest rate reduction. (See Note 22(a).)

      (f) On July 3, 2002, N.P. Holdings Company (“NP Holdings”), a subsidiary of the Company, was sold to RMI for $3.8 million (Cdn.$5.8 million). The Company, through the Special Committee, has sued RMI and others for breach of fiduciary duty and fraud in connection with the transaction (See Note 22(a)). Before the sale, NP Holdings had no significant assets or liabilities other than unutilized tax loss carryforwards. Prior management asserted that NP Holdings potentially had an obligation from a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay The National Post Company Cdn.$22.5 million in connection with the sale to CanWest of The National Post Company, which owned the Company’s remaining 50% interest in the National Post newspaper. Immediately prior to the sale, prior management caused the Company to contribute Cdn.$22.5 million as equity to NP Holdings and then borrow that amount from NP Holdings by way of a demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. The note is payable by the Company’s subsidiary, HCPH Co., and was originally in favor of NP Holdings but was later assigned to RMI. Notwithstanding these transactions and absent consent from CanWest or the National Post Company to the assumption of the obligation by any party other than the Company, the Company was required to pay Cdn.$22.5 million plus interest on November 30, 2004 to satisfy a judgment obtained against the Company by the National Post Company for that amount. (See Note 22(a).)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has refused to honor the promissory note to RMI and will be seeking a declaration from RMI that it is not liable on the note. In addition, since the sale, the Company has learned that NP Holdings had greater loss carryforwards than the parties believed at the time of the sale. Therefore, the Company has requested that RMI pay a higher price in recognition of the greater value of NP Holdings, but the Company does not have a contractual right to receive any such additional amount.

      (g) The Company’s current Interim Chairman of the Board of Directors, President and Interim Chief Executive Officer, Gordon Paris, is a managing director of Berenson & Company. Berenson & Company acted as financial advisor to the Company in December 2002 and received a fee of approximately $1.0 million in connection with the placement of the Company’s 9% Senior Notes.

      (h) The Company has recorded $1.6 million of expenses on behalf of current and former executive officers and directors of the Company during the year ended December 31, 2003. The majority of these expenses relate to payments of fees for legal counsel representing current and former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations. Payments of such fees were made pursuant to indemnification provisions of the Company’s Certificate of Incorporation and the Company’s by-laws.

      (i) During 2003, the Company billed Hollinger Inc. $1.2 million (2002 — $0.8 million, 2001 — nil) for use of its aircraft and applied the income against operating expenses.

      (j) The Company owns an investment company, Hollinger Digital LLC (“Hollinger Digital”). Directors and officers of the Company are former directors and officers of Hollinger Digital, including Perle. Perle, who is a member of the Board of Directors, initiated the formation of Hollinger Digital with Black. Hollinger Digital was ostensibly created to make investments in new media companies on the Company’s behalf. Perle received a salary of approximately $0.1 million in 2003, approximately $0.3 million in 2002 and approximately $0.3 million in 2001. In addition, during 2001, the Company made payments under the Digital Incentive Plan of approximately $0.3 million to Black, approximately $0.2 million to Radler and Perle, and approximately $0.1 million to each of Atkinson, Colson and Boultbee. No further payments under the Digital Incentive Plan were made in either 2003 or 2002.

(k) (i)	The majority of Telegraph’s printing is contracted to two 50% owned joint ventures. The joint ventures are accounted for as equity investments (Note 5). Expenses for printing conducted by these joint ventures are included in operating costs and expenses in the Consolidated Statements of Operations.

(ii)	Telegraph owns a 50% interest in a joint venture established to undertake the sourcing of newsprint for the joint venturers. This joint venture arrangement replaces a similar arrangement terminated in 2001.

      Purchases from the joint ventures for printing services and newsprint purchases are disclosed separately in the Consolidated Statements of Operations.

      (l) On September 27, 2001, the Company redeemed Series E Preferred Stock held by Hollinger Inc. for cash consideration of $3.8 million (Note 13).

      (m) On June 1, 2001, the Company converted all the Series C Preferred Stock held by Hollinger Inc. at the conversion ratio of 8.503 shares of Class A Common Stock per share of Series C Preferred Stock into 7,052,464 shares of Class A Common Stock. On September 5, 2001, the Company purchased from Hollinger Inc., for cancellation the 7,052,464 shares of Class A Common Stock for a total cost of $92.2 million (Note 14).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (n) During 2001, in connection with the sales of properties described in Note 3, the Company paid Ravelston, Hollinger Inc., Black and three senior executives “non-competition” payments, purportedly in consideration for their execution of “non-competition” agreements.

      (o) As described in Note 3, during the year ended December 31, 2001, the Company sold newspaper properties to certain related parties.

      (p) Included in “Deferred financing costs and other assets” at December 31, 2003, is $3.4 million, owing to the Company from Bradford Publishing Co. (“Bradford”). Bradford is controlled by Black and Radler. Bradford granted a non-interest bearing note receivable to the Company in connection with a “non-competition” agreement entered into on the sale of certain operations to Bradford during 2000. This note is non-interest bearing, and accordingly, the Company established the amount receivable at the net present value at the time of the agreement. The remaining balance represents that net present value less any payments received through December 31, 2003. The note receivable is unsecured and due over the period to 2010, and subordinated to Bradford’s lenders although, under an acceleration clause, it may be due immediately due to default.

      (q) Included in “Deferred financing costs and other assets” at December 31, 2003, is $4.9 million owed by Horizon. The Company also has a receivable of approximately $0.5 million for interest on this note. Such amount represents the balance outstanding on a loan receivable granted by the Company in connection with the sale of certain operations to Horizon during 1999. The loan receivable is unsecured, bears interest at the lower of LIBOR plus 2% and 8% per annum and matures in 2007.

      (r) The Company recorded management fees payable to Horizon of approximately $0.1 million and $0.2 million in 2003 and 2002, respectively, in connection with certain administrative services provided by Horizon.

      (s) In 2003, the Company made an investment of $2.5 million in Trireme Associates LLC (“Trireme LLC”) which is the general partner of Trireme Partners LP (“Trireme LP”), a venture capital fund. Trireme LLC, as general partner of Trireme LP, receives 20% of the profits of Trireme LP (“the Distribution”) after repayment of invested capital. The remaining 80% of the profits of Trireme LP will be distributed to Trireme LLC and the limited partners of Trireme LP based upon their invested capital. Perle, a director of the Company, has an equity interest in Trireme LLC. In addition, Trireme Management LLC is the designated manager of Trireme LP. As Manager, Trireme Management LLC receives a management fee from Trireme LP. Perle is a member of management of Trireme Management LLC. Black and Dr. Henry A. Kissinger, directors of the Company, are former members of the Strategic Advisory Board of Trireme LP.

      (t) In June 2001, the Company, through a non-profit organization of which it was a member, purchased the publication The National Interest, for approximately $0.1 million. The publication includes Black, and members of the Company’s Board of Directors, Henry A. Kissinger and Perle, as its advisors. In each of 2003 and 2002, the Company contributed $0.1 million and in 2001 contributed $0.3 million to the non-profit organization which owned The National Interest. In 2003, the Company entered into discussions to withdraw as a member of this non-profit organization. In October 2004, the Company, with a final contribution of approximately $0.1 million, withdrew as a member of the non-profit organization which owned The National Interest.

      (u) The Company had an informal agreement with Hollinger Inc. whereby Hollinger Inc. would pay the costs of computer equipment and related products and services at Hollinger Inc.’s corporate offices in Toronto, Canada in 2002 and the Company would pay the costs in 2003. The Company and Hollinger Inc. were to reconcile the spending and share the combined costs equally. Based upon the evaluation of the combined costs under this arrangement, the Company is owed approximately Cdn.$0.2 million by Hollinger Inc. Hollinger Inc. has not yet paid its share of the costs incurred and continues to retain possession of the computer and related equipment acquired by the Company.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(24)	Income Taxes

      Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

	2003	2002	2001

	(In thousands)
		Restated	Restated
		Note 2	Note 2
Income taxes (benefit) allocated to:
Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	$121,638	$50,132	$(23,038)
Other comprehensive loss — foreign currency translation adjustments	1,526	2,374	—
Other comprehensive loss — minimum pension liability adjustment	101	(15,852)	(7,573)
Other comprehensive income — unrealized holding gains on marketable securities	3,110	2,040	11,690

	$126,375	$38,694	$(18,921)

      Income taxes (benefit) for the years shown below consists of:

	Current	Deferred	Total

	(In thousands)
		Restated	Restated
		Note 2	Note 2
Year ended December 31, 2003:
U.S. federal	$(8,966)	$56,125	$47,159
Foreign	83,887	(17,691)	66,196
State and local	4,753	3,530	8,283

	$79,674	$41,964	$121,638

Year ended December 31, 2002:
U.S. federal	$(32,808)	$11,357	$(21,451)
Foreign	38,262	40,065	78,327
State and local	(10,305)	3,561	(6,744)

	$(4,851)	$54,983	$50,132

Year ended December 31, 2001:
U.S. federal	$10,941	$(345)	$10,596
Foreign	20,859	(48,425)	(27,566)
State and local	998	(7,066)	(6,068)

	$32,798	$(55,836)	$(23,038)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      U.S. and foreign components of earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle are presented below:

	2003	2002	2001

	(In thousands)
		Restated	Restated
		Note 2	Note 2
U.S.	$17,484	$(139,693)	$(191,042)
Foreign	35,171	(18,558)	(172,372)

	$52,655	$(158,251)	$(363,414)

      Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% for 2003, 2002 and 2001 as a result of the following:

	2003	2002	2001

	(In thousands)
		Restated	Restated
		Note 2	Note 2
Computed “expected” tax expense (benefit)	$18,429	$(55,388)	$(127,195)
Impact of taxation at different foreign rates	677	(2,043)	(3,103)
U.S. state and local income tax expense (benefit), net of federal tax impact	1,302	(1,828)	(4,261)
Settlement of state tax matters, net of federal tax benefit	4,082	—	—
Tax impacts of the disposition and liquidation of Canadian operations, including book and tax basis differences, foreign exchange differences and related items	1,545	38,880	5,081
Provision for tax contingencies, principally related to potential non-deductibility of management fees	61,442	5,176	22,235
Interest on tax contingency accruals, net of federal tax benefit on a portion thereof	46,738	40,157	8,960
Items non-deductible or non-includible for income tax purposes	2,962	2,415	2,351
Exclusion from taxable income of net losses and interest related to Total Return Equity Swap	—	5,302	28,068
U.S. income tax expense (benefit) on intercompany transactions involving foreign operations	(1,210)	(452)	17,613
Increase (decrease) in valuation allowance	(12,269)	17,374	27,181
Other	(2,060)	539	32

Total	$121,638	$50,132	$(23,038)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      “Income taxes payable and other tax liabilities” presented as current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,

	2003	2002

	(In thousands)
		Restated
		Note 2
Income taxes payable (recoverable)	$10,885	$(13,059)
Other tax liabilities	455,599	324,198

	$466,484	$311,139

      “Deferred income taxes and other tax liabilities” presented as non-current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,

	2003	2002

	(In thousands)
		Restated
		Note 2
Deferred tax liabilities	$142,922	$106,611
Other tax liabilities	293,211	269,107
Deferred tax assets, net of valuation allowance	(161,141)	(153,449)

	$274,992	$222,269

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2003	2002

	(In thousands)
		Restated
		Note 2
Deferred tax assets attributable to:
Accounts receivable, principally due to allowance for doubtful accounts	$2,766	$2,500
Accrued expenses	25,178	10,683
Post-retirement obligation	20,931	15,613
Investments	26,697	24,086
Net operating loss carryforwards	9,955	14,143
Claims for restitution	58,127	70,701
U.S. tax benefit related to disposition and liquidation of Canadian operations	132,851	114,829
Foreign exchange basis differences	—	16,819
Other	26,224	16,278

Deferred tax assets	302,729	285,652
Less valuation allowance	(141,588)	(132,203)

Net deferred tax assets	$161,141	$153,449

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	(In thousands)
		Restated
		Note 2
Deferred tax liabilities attributable to:
Property, plant and equipment, principally due to differences in depreciation	$36,287	$36,121
Pension asset	16,547	8,914
Foreign exchange basis differences	18,461	—
Long-term advances under printing contract	12,031	12,842
Deferred gain on exchange of assets	41,829	36,096
Other	17,767	12,638

Deferred tax liabilities	$142,922	$106,611

      The valuation allowance relates principally to the U.S. tax benefits relating to the disposition and liquidation of the Canadian operations. Management believes that it is more likely than not that such benefits will not be realized, due to the application of capital loss limitation rules and uncertainties as to the timing of future deductions. The valuation allowance also relates to the tax benefits of net operating loss carryforwards, which management does not expect will be utilized.

      The “Other tax liabilities” presented in the tables above, aggregating $748.8 million at December 31, 2003 and $593.3 million at December 31, 2002, are comprised of accruals to cover contingent tax liabilities. A substantial portion of the accruals to cover contingent tax liabilities relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes, but the effects of these strategies have not been reflected in the accounts. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties.

      At December 31, 2003, the Company had approximately $27.6 million of Canadian net operating loss carryforwards, which will expire in varying amounts through December 31, 2009.

      Total income taxes paid during the years ended December 31, 2003, 2002 and 2001 amounted to $32.4 million, $8.7 million and $84.0 million, respectively.

(25)	Employee Benefit Plans

Defined Contribution Plans

      The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $2.3 million, $2.1 million and $1.6 million, respectively. The Company sponsors five multi-employer and defined contribution plans in Canada and contributed $0.2 million in each of 2003, 2002 and 2001.

      The Telegraph sponsors a defined contribution plan, The Telegraph Staff Pension Plan (“TSPP”), for the majority of its employees, as well as a defined contribution plan to provide pension benefits for senior executives, The Telegraph Executive Pension Scheme (“TEPS”). For 2003, 2002 and 2001, contributions to the defined contribution plan are included as part of the service cost of the defined benefit plan. Contributions to TSPP were $7.0 million, $6.7 million and $6.5 million for 2003, 2002 and 2001, respectively. Contributions

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to TEPS were $0.6 million in 2003 and $0.5 million for each of 2002 and 2001. The Telegraph plans’ assets consist principally of U.K. and non-U.K. equities, unit trusts and bonds.

Defined Benefit Plans

      The Company and subsidiaries have seven domestic and seven foreign single-employer defined benefit pension plans and previously contributed to various union-sponsored, collectively bargained domestic multi-employer pension plans. The Company’s contributions to these plans for the years ended December 31, 2003, 2002 and 2001 were:

	2003	2002	2001

	(In thousands)
Single-employer pension plans	$10,210	$9,156	$8,753
Multi-employer pension plans	$—	$—	$1,251

      The Telegraph has a defined benefit plan that was closed on July 1, 1991 and provides only benefits accrued up to that date. The plan was wound up on June 26, 1998. Increases to pension payments are discretionary and are awarded by the trustees, with the Telegraph’s consent. Pension increases are funded by the Telegraph as and when awarded.

Single-Employer Pension Plans

      The benefits under subsidiary companies’ single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plans’ assets consist principally of marketable equity securities and corporate and government debt securities.

      The components of net period benefit costs for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

		(In thousands)
Service cost	$9,330	$8,247	$8,192
Interest cost	25,825	25,772	26,816
Expected return on plan assets	(24,781)	(27,534)	(18,078)
Amortization of losses	6,250	2,445	862
Settlement loss	—	—	1,832
Amortization of transitional obligation	111	—	—
Amortization of prior service costs	173	423	305

Net periodic benefit cost	$16,908	$9,353	$19,929

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the reconciliation of the benefit obligation as of December 31, 2003 and 2002:

	December 31,

	2003	2002

	(In thousands)
Benefit obligation at the beginning of the year	$403,337	$406,356
Service cost	9,330	8,247
Interest cost	25,825	25,772
Participant contributions	3,714	3,374
Curtailment loss	1,531	—
Net transfer in	4,483	—
Currency translation differences	59,359	11,445
Actuarial loss (gain)	22,356	(14,441)
Benefits paid	(35,900)	(37,416)

Benefit obligation at the end of the year	494,035	403,337

Fair value of plan assets at the beginning of the year	357,243	407,806
Actual return on plan assets	60,260	(32,595)
Other, including currency translation differences	55,635	6,918
Employer contributions	10,210	9,156
Participant contributions	3,714	3,374
Net transfer in	1,248	—
Benefits paid	(35,900)	(37,416)

Fair value of plan assets at the end of the year	452,410	357,243

Funded status	(41,625)	(46,094)
Unrecognized net actuarial loss	101,168	106,164
Unrecognized prior service cost	2,414	1,528
Currency translation differences	(17)	74
Unrecognized net transition obligation	1,371	1,483

Prepaid benefit cost	$63,311	$63,155

      The above prepaid benefit costs are classified on the Consolidated Balance Sheets as follows:

	December 31,

	2003	2002

	(In thousands)
Prepaid pension benefit	$88,705	$63,146
Accrued benefit liability, included in other liabilities	(58,457)	(30,945)
Intangible asset, included in deferred financing costs and other assets	2,414	1,528
Minimum pension liability adjustment, included in accumulated other comprehensive loss	30,649	29,426

	$63,311	$63,155

      At December 31, 2003, the Company has also included $39.2 million (2002 — $38.8 million) in the minimum pension liability adjustment that is included in “Accumulated comprehensive loss”, representing the Company’s 50% share of West Ferry’s minimum pension liability adjustment.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The minimum pension liability adjustment included in “Accumulated other comprehensive loss” is summarized as follows at December 31:

	December 31,

	2003	2002

	(In thousands)
Company pension plans	$30,649	$29,426
Joint venture pension plans	39,163	38,789

	69,812	68,215
Less — Deferred tax benefits	23,324	23,425
Less — Minority interest	69	81

	$46,419	$44,709

      Information for domestic pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	December 31,

	2003	2002

	(In thousands)
Projected benefit obligation	$86,971	$80,197
Accumulated benefit obligation	$75,256	$71,072
Fair value of plan assets	$64,096	$58,747

      The increase in the minimum pension liability adjustment included in other comprehensive loss was $1.7 million, $27.7 million and $14.9 million for the years ended December 31, 2003, 2002 and 2001 respectively.

Assumptions

      The ranges of assumptions were as follows:

	2003	2002	2001

Discount rate	5.4% - 7.0%	5.6% - 7.0%	6.0% - 8.0%
Expected return on plan assets	5.2% - 8.25%	5.6% - 8.25%	6.0% - 9.0%
Compensation increase	3.7% - 4.0%	2.5% - 4.5%	2.5% - 4.5%

      Weighted-average assumptions used to determine domestic plan benefit obligations at December 31:

	Pension
	Benefits

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase	1.41%	1.38%

      Weighted-average assumptions used to determine domestic plan net periodic benefit cost for the years ended December 31:

	Pension Benefits

	2003	2002	2001

Discount rate	6.25%	6.75%	7.50%
Expected long-term return on plan assets	8.25%	8.25%	9.00%
Rate of compensation increase	1.41%	1.38%	3.87%

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company used a building block approach to determine its current 5.25% assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns for equity and fixed income securities approximate 6% and 5.75%, respectively. The Company’s current target asset allocation for pension plan assets is 50% in equity securities and 50% in fixed income securities and other.

Pension Plan Assets

      The Company’s domestic pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at
	December 31,

Asset Category	2003	2002

Equity securities	55.8%	43.8%
Debt securities	27.9%	31.9%
Other	16.3%	24.3%

Total	100.0%	100.0%

      The domestic defined benefit plans’ (the “Plans”) pension investment objectives have been designed to provide a long-term investment return greater than the actuarial assumption and maximize investment return commensurate with appropriate levels of risk.

      The Plans’ strategies are predicated on the Plans’ investment objectives noted above. Risk is intended to be minimized through the use of diverse asset classes, which will stabilize the portfolio and thereby reduce the level of volatility for each level of expected return.

      Investments funds are selected on the basis of:

•	Historically competitive investment return and risks;

•	Stability and financial soundness of companies offering funds;

•	Desirability of offering funds run by different managers; and

•	Manager’s investment philosophy and style.

      The Plans’ fund manager reviews the investment funds quarterly for consistency of style and competitive investment performance.

      The Company’s other pension plans are for its foreign subsidiaries. Under SFAS No. 132, the requirement to disclose weighted-average asset allocations by asset category is not applicable until the year ending December 31, 2004.

Contributions to Pension Plans

      The Company expects to contribute $0.2 million to its domestic plans in 2004 and has no domestic post retirement benefit plan. Under SFAS 132, the Company is not required to disclose the expected contributions to its foreign pension plans or other post retirement benefit plans in 2003.

Post-retirement and Post-employment Benefits

      The Company sponsors three foreign post-retirement plans that provide post-retirement benefits to certain employees. These and other benefits are accrued in accordance with SFAS No. 106, “Employers’

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Post-retirement Benefits Other than Pensions” (“SFAS No. 106”), and SFAS No. 112, “Employers’ Accounting for Post-employment Benefits” (“SFAS No. 112”).

      The components of net periodic post-retirement benefit cost for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(In thousands)
Service cost	$77	$85	$120
Interest cost	1,354	1,783	1,916
Amortization of losses (gains)	160	(318)	15
Settlement/ curtailment	—	—	(1,725)

Net periodic post-retirement benefit cost	$1,591	$1,550	$326

      The table below sets forth the reconciliation of the accumulated post-retirement benefit obligation as of December 31, 2003 and 2002:

	December 31,

	2003	2002

	(In thousands)
Accumulated post-retirement benefit obligation at the beginning of the year	$36,799	$27,943
Service cost	77	85
Interest cost	1,354	1,783
Actuarial losses	(8,498)	(150)
Benefits paid	(1,931)	(1,976)
Other, including currency translation differences	7,435	9,114

Accumulated post-retirement benefit obligation at the end of the year	$35,236	$36,799

      The fair value of the plan assets was $2.7 million at December 31, 2003 and $2.7 million at December 31, 2002.

      The table below sets forth the plan’s funded status reconciled to the amounts recognized in the Consolidated Balance Sheets:

	December 31,

	2003	2002

	(In thousands)
Unfunded status	$32,492	$34,131
Unrecognized net loss	7,029	(1,484)

Accrued post-retirement benefit cost, included in other liabilities	$39,521	$32,647

      The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.75% and 6.25% for 2003 and 2002, respectively. The weighted average discount rate used in determining the net periodic benefit cost was 6.25% and 6.5% for 2003 and 2002, respectively. All benefits under the plan are paid for by the Company’s contributions to the Plan.

	2003	2002

Healthcare cost trend assumed next year	10%	10%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5%	5%
Year that rate reaches ultimate trend rate	2010	2005

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated post-retirement benefit obligation as of December 31, 2003 would have increased $1.6 million (2002 — $1.8 million) and the effect of this change on the aggregate of service and interest cost for 2003 would have been an increase of $0.1 million (2002 — $0.1 million). If the health care cost trend rate was decreased 1%, the accumulated post-retirement benefit obligation as of December 31, 2003 would have decreased by $1.4 million (2002 — $1.6 million) and the effect of this change on the aggregate of service and interest cost for 2003 would have been a decrease of $0.1 million (2002 — $0.1 million).

(26)	Supplemental Condensed Consolidating Financial Information

      The 9% Senior Notes due 2010 and the 8.625% Senior Notes due 2005 are obligations of Publishing, a wholly-owned subsidiary of the Company. These obligations are guaranteed fully and unconditionally by the Company. No other subsidiary of the Company or of Publishing has guaranteed the securities.

      Supplemental condensed consolidating financial information of the Company and Publishing is presented below. The Company’s other directly owned subsidiary, Hollinger Telegraph New Media LLC, is minor and therefore has not been disclosed separately. The Company’s and Publishing’s investments in subsidiaries are presented using the equity method, and the Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions, and the inclusion of assets and liabilities, revenue, expenses and cash flows of Publishing’s subsidiaries.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Advertising	$—	$—	$733,826	$733,826
Circulation	—	—	277,264	277,264
Job printing	—	—	16,427	16,427
Other	—	—	33,686	33,686

Total operating revenues	—	—	1,061,203	1,061,203

Operating costs and expenses:
Newsprint	—	—	72,868	72,868
Newsprint incurred through joint ventures	—	—	75,402	75,402
Compensation	6,722	3,954	328,227	338,903
Other operating costs	10,703	36,338	412,452	459,493
Other operating costs incurred through joint ventures	—	—	49,667	49,667
Depreciation	—	1,312	37,187	38,499
Amortization	—	—	16,354	16,354

Total operating costs and expenses	17,425	41,604	992,157	1,051,186

Operating income (loss)	(17,425)	(41,604)	69,046	10,017

Other income (expense):
Interest expense	—	(29,163)	(26,396)	(55,559)
Amortization of deferred financing costs	—	(1,503)	(1,352)	(2,855)
Interest and dividend income	10,334	25,796	(10,719)	25,411
Other income (expense), net	(35,090)	(68,924)	179,655	75,641

Total other income (expense)	(24,756)	(73,794)	141,188	42,638

Earnings (loss) before income taxes and minority interest	(42,181)	(115,398)	210,234	52,655
Income taxes	32,127	8,025	81,486	121,638

Earnings (loss) before minority interest	(74,308)	(123,423)	128,748	(68,983)
Minority interest	—	—	5,325	5,325

Net earnings (loss)	$(74,308)	$(123,423)	$123,423	$(74,308)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)

	Restated — Note 2
Operating revenues:
Advertising	$—	$—	$710,849	$710,849
Circulation	—	—	247,175	247,175
Job printing	—	—	16,669	16,669
Other	—	—	31,469	31,469

Total operating revenues	—	—	1,006,162	1,006,162

Operating costs and expenses:
Newsprint	—	—	86,935	86,935
Newsprint incurred through joint ventures	—	—	60,589	60,589
Compensation	—	3,162	305,870	309,032
Other operating costs	420	22,881	365,369	388,670
Other operating costs incurred through joint ventures	—	—	46,677	46,677
Depreciation	—	1,297	35,704	37,001
Amortization	—	—	17,151	17,151

Total operating costs and expenses	420	27,340	918,295	946,055

Operating income (loss)	(420)	(27,340)	87,867	60,107

Other income (expense):
Interest expense	(1,209)	(53,121)	(4,442)	(58,772)
Amortization of deferred financing costs	—	(5,585)	—	(5,585)
Interest and dividend income	1,375	1,918	15,489	18,782
Other income (expense), net	(250,885)	(136,660)	214,762	(172,783)

Total other income (expense)	(250,719)	(193,448)	225,809	(218,358)

Earnings (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(251,139)	(220,788)	313,676	(158,251)
Income taxes (benefit)	(20,510)	(30,545)	101,187	50,132

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(230,629)	(190,243)	212,489	(208,383)
Minority interest	—	—	2,167	2,167

Earnings (loss) before cumulative effect of change in accounting principle	(230,629)	(190,243)	210,322	(210,550)
Cumulative effect of change in accounting principle	—	—	(20,079)	(20,079)

Net earnings (loss)	$(230,629)	$(190,243)	$190,243	$(230,629)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
	Restated — Note 2
Operating revenues:
Advertising	$—	$—	$804,462	$804,462
Circulation	—	—	278,321	278,321
Job printing	—	—	25,092	25,092
Other	—	—	38,446	38,446

Total operating revenues	—	—	1,146,321	1,146,321

Operating costs and expenses:
Newsprint	—	—	127,025	127,025
Newsprint incurred through joint ventures	—	—	77,399	77,399
Compensation	(1,369)	4,133	358,912	361,676
Other operating costs	400	20,465	473,138	494,003
Other operating costs incurred through joint ventures	—	—	48,473	48,473
Depreciation	—	1,269	36,699	37,968
Amortization	—	—	35,760	35,760

Total operating costs and expenses	(969)	25,867	1,157,406	1,182,304

Operating income (loss)	969	(25,867)	(11,085)	(35,983)

Other income (expense):
Interest expense	(3,401)	(72,312)	(2,926)	(78,639)
Amortization of deferred financing costs	(2,835)	(7,532)	—	(10,367)
Interest and dividend income	22,024	418	42,451	64,893
Other income (expense), net	(346,785)	(171,972)	215,439	(303,318)

Total other income (expense)	(330,997)	(251,398)	254,964	(327,431)

Earnings (loss) before income taxes and minority interest	(330,028)	(277,265)	243,879	(363,414)
Income taxes (benefit)	(3,455)	(28,180)	8,597	(23,038)

Earnings (loss) before minority interest	(326,573)	(249,085)	235,282	(340,376)
Recovery of minority interest	—	—	(13,803)	(13,803)

Net earnings (loss)	$(326,573)	$(249,085)	$249,085	$(326,573)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2003

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$33,928	$26,727	$73,839	$134,494
Accounts receivable, net	267	86	238,381	238,734
Amounts due from related parties, net	37,424	257,989	(283,525)	11,888
Intercompany accounts receivable	16,365	180,137	(196,502)	—
Inventories	—	—	10,821	10,821
Escrow deposits and restricted cash	—	—	16,718	16,718
Other current assets	15	2,543	28,720	31,278

Total current assets	87,999	467,482	(111,548)	443,933
Loan to affiliate	22,131	—	—	22,131
Investments	220,947	1,280,811	(1,389,786)	111,972
Advances under printing contracts and notes receivable — joint ventures	—	—	47,393	47,393
Property, plant and equipment, net of accumulated depreciation	—	907	264,452	265,359
Intangible assets, net of accumulated amortization	—	—	107,490	107,490
Goodwill	—	—	577,300	577,300
Prepaid pension benefit	—	—	88,705	88,705
Deferred financing costs and other assets	69,746	13,547	52,603	135,896

	$400,823	$1,762,747	$(363,391)	$1,800,179

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$—	$6,725	$6,725
Senior subordinated notes	—	—	—	—
Accounts payable and accrued expenses	8,398	7,311	242,103	257,812
Accounts payable — joint ventures	—	—	16,375	16,375
Amounts due to related parties, net	293,516	1,052,561	(1,346,077)	—
Income taxes payable (recoverable) and other tax liabilities	57,448	(53,121)	462,157	466,484
Deferred revenue	—	—	50,851	50,851

Total current liabilities	359,362	1,006,751	(567,866)	798,247

Long-term debt, less current installments	—	310,713	211,834	522,547
Deferred income taxes and other tax liabilities	4,685	108,283	162,024	274,992
Other liabilities	—	—	139,362	139,362

Total liabilities	364,047	1,425,747	(54,646)	1,735,148

Minority interest	—	—	28,255	28,255

Redeemable preferred stock	—	138,309	(138,309)	—

Total stockholders’ equity	36,776	198,691	(198,691)	36,776

	$400,823	$1,762,747	$(363,391)	$1,800,179

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2002

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)

	Restated - Note 2
Assets
Current assets:
Cash and cash equivalents	$39,750	$11,394	$85,997	$137,141
Accounts receivable, net	407	282	205,154	205,843
Amounts due from related parties, net	191	15,968	(16,159)	—
Intercompany accounts receivable	8,921	358,950	(367,871)	—
Inventories	—	—	10,194	10,194
Escrow deposits and restricted cash	—	545,952	—	545,952
Other current assets	7	56	18,295	18,358

Total current assets	49,276	932,602	(64,390)	917,488
Loan to affiliate	45,848	—	—	45,848
Investments	303,059	1,370,765	(1,575,881)	97,943
Advances under printing contracts and notes receivable — joint ventures	—	—	50,591	50,591
Property, plant and equipment, net of accumulated depreciation	—	4,891	294,795	299,686
Intangible assets, net of accumulated amortization	—	—	117,179	117,179
Goodwill	—	—	533,677	533,677
Prepaid pension benefit	—	—	63,146	63,146
Deferred financing costs and other assets	66	37,456	22,692	60,214

	$398,249	$2,345,714	$(558,191)	$2,185,772

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$—	$4,814	$4,814
Senior subordinated notes	—	504,906	—	504,906
Accounts payable and accrued expenses	5,348	18,955	189,365	213,668
Accounts payable — joint ventures	—	—	12,454	12,454
Amounts due to related parties, net	194,182	1,034,417	(1,203,434)	25,165
Income taxes payable (recoverable) and other tax liabilities	53,310	(22,226)	280,055	311,139
Deferred revenue	—	—	42,792	42,792

Total current liabilities	252,840	1,536,052	(673,954)	1,114,938

Long-term debt, less current installments	—	305,082	269,576	574,658
Deferred income taxes and other tax liabilities	(23,300)	69,362	176,207	222,269
Other liabilities	10,276	—	88,101	98,377

Total liabilities	239,816	1,910,496	(140,070)	2,010,242

Minority interest	—	—	17,097	17,097

Redeemable preferred stock	8,650	138,309	(138,309)	8,650

Total stockholders’ equity	149,783	296,909	(296,909)	149,783

	$398,249	$2,345,714	$(558,191)	$2,185,772

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities
Net earnings (loss)	$(74,308)	$(123,423)	$123,423	$(74,308)
Items not involving cash:
Depreciation and amortization	—	1,312	53,541	54,853
Gain on sale of investments	(613)	—	(2,965)	(3,578)
Amortization of deferred financing costs	—	1,503	1,352	2,855
Minority interest	—	—	5,325	5,325
Premium on debt extinguishments	—	19,657	—	19,657
Loss on sale of property, plant and equipment and publishing interests	—	—	6,455	6,455
Non-cash interest income	—	—	(8,110)	(8,110)
Other non-cash items	(15,602)	96,327	(89,634)	(8,909)
Changes in working capital, net	7,319	(42,347)	141,641	106,613

Cash provided by (used in) operating activities	(83,204)	(46,971)	231,028	100,853

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(106)	(14,594)	(14,700)
Additions to investments and other assets	(3,966)	(1,620)	(20,611)	(26,197)
Proceeds from disposal of investments and other assets	1,612	—	30,749	32,361
Other	—	—	7,954	7,954

Cash provided by (used in) investing activities	(2,354)	(1,726)	3,498	(582)

Cash flows from financing activities:
Repayments of debt	—	(524,563)	(51,011)	(575,574)
Escrow deposits and restricted cash	—	545,952	(16,718)	529,234
Net proceeds from issuance of equity	12,115	—	—	12,115
Repurchase of common shares	(8,849)	—	—	(8,849)
Changes in borrowings with related parties	93,873	39,471	(182,397)	(49,053)
Dividends paid	(17,403)	—	—	(17,403)
Other	—	3,170	(7,498)	(4,328)

Cash provided by (used in) financing activities	79,736	64,030	(257,624)	(113,858)

Effect of exchange rate changes on cash and cash equivalents	—	—	10,940	10,940

Net increase (decrease) in cash and cash equivalents	(5,822)	15,333	(12,158)	(2,647)
Cash and cash equivalents at beginning of year	39,750	11,394	85,997	137,141

Cash and cash equivalents at end of year	$33,928	$26,727	$73,839	$134,494

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
	Restated — Note 2
Cash flows from operating activities
Net earnings (loss)	$(230,629)	$(190,243)	$190,243	$(230,629)
Items not involving cash:
Depreciation and amortization	—	1,297	52,855	54,152
Amortization of deferred financing costs	—	5,585	—	5,585
Minority interest	—	—	2,167	2,167
Premium on debt extinguishments	—	27,126	—	27,126
Gain on sale of property, plant and equipment and publishing interests	—	—	(5,334)	(5,334)
Write-down of investments	13,225	10,000	17,311	40,536
Non-cash interest income	—	—	(5,888)	(5,888)
Loss on Total Return Equity Swap	9,106	—	—	9,106
Cumulative effect of change in accounting principle	—	—	20,079	20,079
Other non-cash items	288,638	140,890	(304,504)	125,024
Changes in working capital, net	(79,684)	(29,022)	123,225	14,519

Cash provided by (used in) operating activities	656	(34,367)	90,154	56,443

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(1,542)	(27,360)	(28,902)
Additions to investments and other assets	(1,145)	—	(10,256)	(11,401)
Proceeds from disposal of investments and other assets	—	602,200	(591,193)	11,007
Other	—	—	1,869	1,869

Cash provided by (used in) investing activities	(1,145)	600,658	(626,940)	(27,427)

Cash flows from financing activities:
Proceeds from issuance of notes	—	300,000	—	300,000
Repayments of debt	(50,000)	(317,138)	(3,643)	(370,781)
Proceeds from bank and other debt	50,000	—	265,000	315,000
Escrow deposits and restricted cash	7,548	(540,952)	—	(533,404)
Proceeds on issuance of common shares	4,247	—	—	4,247
Proceeds on issuance of preferred shares	—	138,309	(138,309)	—
Cash settlement of Total Return Equity Swap	(100,000)	—	—	(100,000)
Changes in borrowings with related parties	91,568	(124,134)	58,864	26,298
Dividends and distributions paid by subsidiaries to minority stockholders	—	—	(917)	(917)
Dividends paid	(28,762)	(100,000)	100,000	(28,762)
Other	1,391	(12,315)	(5,630)	(16,554)

Cash provided by (used in) financing activities	(24,008)	(656,230)	275,365	(404,873)

Effect of exchange rate changes on cash and cash equivalents	—	—	7,719	7,719

Net decrease in cash and cash equivalents	(24,497)	(89,939)	(253,702)	(368,138)
Cash and cash equivalents at beginning of year	64,247	101,333	339,699	505,279

Cash and cash equivalents at end of year	$39,750	$11,394	$85,997	$137,141

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
	Restated — Note 2
Cash flows from operating activities
Net earnings (loss)	$(326,573)	$(249,085)	$249,085	$(326,573)
Items not involving cash:
Depreciation and amortization	—	1,269	72,459	73,728
Amortization of deferred financing costs	2,835	7,532	—	10,367
Minority interest	—	—	(13,803)	(13,803)
Loss (gain) on sale of investments	(7,125)	(56)	154,394	147,213
Gain on sale of property, plant and equipment and publishing interests	—	—	(71)	(71)
Write-down of investments	22,045	—	25,992	48,037
Non-cash interest income	—	—	(43,821)	(43,821)
Loss on Total Return Equity Swap	42,845	—	—	42,845
Other non-cash items	267,143	232,246	(527,891)	(28,502)
Changes in working capital, net	756	(7,830)	(40,631)	(47,705)

Cash provided by (used in) operating activities	1,926	(15,924)	(124,287)	(138,285)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(237)	(44,214)	(44,451)
Additions to investments and other assets	(334,042)	(56,478)	345,326	(45,194)
Proceeds from disposal of investments and other assets	318,935	527	520,937	840,399
Other	—	—	5,982	5,982

Cash provided by (used in) investing activities	(15,107)	(56,188)	828,031	756,736

Cash flows from financing activities:
Repayments of debt	(88,000)	—	(5,469)	(93,469)
Proceeds from bank and other debt	88,000	—	3,574	91,574
Net proceeds on issuance of common equity	6,863	—	—	6,863
Repurchase of common shares, redemption of preferred	(143,055)	—	—	(143,055)
Changes in borrowings with related parties	281,082	169,795	(460,366)	(9,489)
Escrow deposits and restricted cash	(7,548)	(5,000)	—	(12,548)
Dividends and distributions paid by subsidiaries to minority stockholders	—	—	(53,673)	(53,673)
Dividends paid	(53,157)	(14,400)	14,400	(53,157)
Other	(8,866)	724	3,832	(4,310)

Cash provided by (used in) financing activities	75,319	151,119	(497,702)	(271,264)

Effect of exchange rate changes on cash and cash equivalents	—	—	(9,438)	(9,438)

Net increase in cash and cash equivalents	62,138	79,007	196,604	337,749
Cash and cash equivalents at beginning of year	2,109	22,326	143,095	167,530

Cash and cash equivalents at end of year	$64,247	$101,333	$339,699	$505,279

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(27)	Quarterly Financial Data (Unaudited)

      Quarterly financial data for the years ended December 31, 2003 and 2002 is as follows:

	2003(1)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	Restated Note 2

	(In thousands, except per share data)
Total operating revenues	$260,347	$264,384	$253,127	$283,345
Total operating income (loss)	13,483	18,503	4,491	(26,460)
Net income (loss)	1,214	22,362	(8,134)	(89,750)
Basic net earnings (loss) per share	0.01	0.26	(0.09)	(1.03)
Diluted net earnings (loss) per share	0.01	0.26	(0.09)	(1.03)

	2002(1)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	Restated Note 2

	(In thousands, except per share data)
Total operating revenues	$246,963	$250,777	$244,419	$264,003
Total operating income	17,699	17,236	7,868	17,304
Loss before cumulative effect of change in accounting principle	(64,937)	(4,098)	(33,274)	(108,241)
Cumulative effect of change in accounting principle	(20,079)	—	—	—
Net loss	(85,016)	(4,098)	(33,274)	(108,241)
Basic loss per share	(0.89)	(0.04)	(0.35)	(1.13)
Diluted loss per share	(0.89)	(0.04)	(0.35)	(1.13)

      (1) The Company has restated the results of all quarters of 2002 and the first three quarters of 2003 to reflect the restatements disclosed in Note 2.

(28)	Subsequent Events

      (a) Repayment of Unauthorized “Non-competition” Payments — The Company has received the following amounts, excluding interest, from Hollinger Inc., Black, Radler and Atkinson subsequent to December 31, 2003 in accordance with the Restructuring Agreement.

(In thousands)
Hollinger Inc.	$16,550
Conrad Black	7,197
David Radler	6,348
Peter Atkinson	252

$30,347

      Of these amounts, $23.7 million paid by Hollinger Inc. and Black is the subject of an appeal by Hollinger Inc. and Black to the Delaware Supreme Court and $0.3 million paid by Atkinson is in escrow pending the approval of the terms of his settlement by the Delaware Chancery Court. (See 28(g) below.)

      (b) Shareholder Rights Plan — On February 27, 2004, the Company paid a dividend of one preferred share purchase right (a “Right”) for each share of Class A Common Stock and Class B Common Stock held

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of record at the close of business on February 5, 2004. Each Right, if and when exercisable, entitles its holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock at an exercise price of $50.00.

      The shareholder rights plan provides that the Rights will separate from the Class A Common Stock and Class B Common Stock and become exercisable only if a person or group beneficially acquires, directly or indirectly, 20% or more of the outstanding stockholder voting power of the Company without the approval of the Company’s directors, or if a person or group announces a tender offer which if consummated would result in such person or group beneficially owning 20% or more of such voting power. The directors of the Company may redeem the Rights at $0.001 per Right at any time prior to the separation of the Rights from the Class A Common Stock and Class B Common Stock.

      Under most circumstances involving an acquisition by a person or group of 20% or more of the stockholder voting power of the Company, each Right will entitle its holder (other than such person or group), in lieu of purchasing preferred stock, the right to purchase 10 shares of Class A Common Stock of the Company at a 50% discount. In addition, in the event of certain business combinations following such an acquisition, each Right will entitle its holder to purchase the common stock of an acquirer of the Company at a 50% discount.

      (c) Strategic Process — As announced in November of 2003, the Company engaged Lazard to manage a process to evaluate various strategic alternatives for the Company (the “Strategic Process”). These alternatives included selling the Company as a whole or selling off individual assets such as the Chicago Newspaper Group, the U.K. Newspaper Group, the Canadian Newspaper Group or The Jerusalem Post.

      Lazard organized and managed the process during which time the Company collected several offers for the various properties. Based upon the offers received by June 2004, the Company narrowed the scope of the strategic review and decided that the Company, at that time, would only pursue the sale of the Telegraph Group.

      The Company closed the sale of the Telegraph Group on July 30, 2004 for approximately $1.3 billion (based on US$1.8145 = £1) of cash proceeds.

      As part of the Strategic Process, on December 15, 2004, the Company announced it had completed the sale of The Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem Report and related publications. The transaction involved the sale by the Company of its debt and equity interests in The Palestine Post Limited for $13.2 million.

      (d) Repayment of Senior Credit Facility — During the Company’s third fiscal quarter in 2004, and concurrent with the closing of the sale of the Telegraph Group, the Company repaid, in full, all amounts outstanding under its Senior Credit Facility and terminated all derivatives related to that facility. The Company incurred charges of approximately $2.1 million for premiums and fees related to the early repayment of the facility and $32.3 million related to the early termination of the derivative contracts.

      (e) Retirement of 9% Senior Notes — In June of 2004, the Company commenced a tender offer and consent solicitation to retire all of the 9% Senior Notes. The Company amended this offer in July of 2004. The offer closed on July 30, 2004. As of August 2, 2004, 97% of the outstanding 9% Senior Notes were tendered for retirement. The cost of the early retirement of the 9% Senior Notes was approximately $50.7 million, consisting of a premium for early retirement and related fees, and was incurred during the third quarter of 2004. The Company cancelled the interest rate swaps on the 9% Senior Notes on July 30, 2004 and recorded a cost of $10.5 million for the early termination of these swaps during the third quarter of 2004. The Company has since purchased and retired an additional $3.4 million in principal amount of the 9% Senior Notes. The 9% Senior Notes outstanding at September 30, 2004 total approximately $6.0 million.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (f) Disposition of Interest in Trump Joint Venture — On June 21, 2004, the Company entered into an agreement to sell its 50% interest in the real estate joint venture that was established by the Company and an entity affiliated with Mr. Donald Trump for the development of the property on which a portion of the Chicago Sun-Times operations was then situated. Immediately prior to the sale of the interest in the joint venture, the Company contributed to the joint venture, its property in downtown Chicago where the Chicago Sun-Times had conducted its editorial, pre-press, marketing, sales and administrative activities. Under the terms of the agreement the Company received $4.0 million in cash upon signing of the sales agreement, and the balance of approximately $66.7 million, net of closing costs and adjustments, was received in cash on closing. This transaction closed on October 15, 2004.

      The Chicago Sun-Times has entered into an operating lease for new office space. The new lease is for 15 years with an average annual expense of approximately $3.4 million. The Chicago Sun-Times relocated to its new offices early in the fourth quarter of 2004.

      (g) Settlement with Atkinson — Although Atkinson was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, the Company reached a settlement with a former director and officer of the Company, Atkinson. The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the “non-competition” and Hollinger Digital payments he received plus interest, which totals approximately $2.8 million. The total amount of $2.8 million includes the amounts identified as attributable to Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited into an escrow account. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million. Included in the $2.4 million in escrow is approximately $0.3 million, which has been included as received (See Note 28(a) above). This amount represents the balance, before interest, identified as attributable to Atkinson at December 31, 2003 in the Restructuring Agreement.

      (h) Hollinger L.P. Tender Offer — On August 6, 2004, the Toronto Stock Exchange (“TSX”) suspended the listing of the units of Hollinger L.P. because the general partner of Hollinger L.P. does not have at least two independent directors, as required by TSX listing requirements. On August 5, 2004, the Company expressed an interest in pursuing a tender offer for the units of Hollinger L.P. not held by affiliates of the Company. An independent committee of the general partner of Hollinger L.P., consisting of the sole independent director of the general partner, was formed and it retained independent legal counsel and financial advisors. Continuing liquidity for minority unit holders during the tender offer process has been provided through a listing of the units on a junior board of the TSX Venture Exchange. On December 10, 2004, it was announced that the Company would not pursue the tender offer until such time as Hollinger L.P. is current in its financial statement filings.

      (i) Participation Trust — On October 7, 2004, the Company and Hollinger L.P. entered into a Facilitation Agreement (the “Facilitation Agreement”) with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the “CanWest Exchange Offer”). In the Facilitation Agreement, the Company agreed, among other things, to sell to CanWest for cash all of the CanWest Debentures beneficially owned by the Company. The Company’s obligation to sell the CanWest Debentures to the Issuer, and CanWest’s obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer was subject to a number of conditions, including that at least two-thirds of the outstanding principal amount of Trust Notes be tendered in the CanWest Exchange Offer. On October 28, 2004, CanWest announced that holders of substantially more than 66 2/3% in aggregate principal amount of the Trust Notes had agreed in writing to tender their Trust Notes in the CanWest Exchange Offer. The CanWest Exchange Offer closed on November 18, 2004. The Company

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Hollinger L.P. received approximately $133.6 million in respect of CanWest Debentures beneficially owned and residual interests in the Participation Trust attributable to foreign currency exchange. The Participation Trust has now been unwound, and the Company’s requirement to maintain cash to satisfy the needs of the Participation Trust has been satisfied. Accordingly, the restrictions on the $16.7 million of cash identified as “Escrow deposits and restricted cash” on the Consolidated Balance Sheet as of December 31, 2003, have been removed.

      (j) Declaration of Special and Regular Dividend — On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a Special Dividend (the “Special Dividend”) of $2.50 per share payable on the Company’s Class A and Class B Common Stock on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $227.0 million, this being the first tranche of a total amount of $500.0 million which the Board of Directors determined was in the best interest of the Company and its stockholders to be distributed to stockholders. The Board of Directors intends to distribute approximately $273.0 million of the proceeds from the sale of the Telegraph Group, this being the second tranche of the $500.0 million distribution, in the form of a tender offer for its shares of Class A and Class B Common Stock. The Board of Directors expects to make a final determination about whether to proceed with a tender offer during the first quarter of 2005. Alternatively, the Board may consider a second special cash dividend to complete the distribution, instead of a tender offer. There can be no assurance that the second distribution will be made or, if made, whether it will be in the form of a tender offer or a dividend, and if a tender offer, as to the price or form such offer will take. The Board of Directors believes that following the Special Dividend and the second distribution, the Company will have sufficient cash to fund its operations and obligations and to avail itself of strategic opportunities. Following the Special Dividend, it is expected that the outstanding grants under the Company’s stock incentive plans will be appropriately adjusted to take into account this return of cash to existing stockholders.

      On December 16, 2004, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share, payable on the Company’s Class A and Class B Common Stock on January 18, 2005 to shareholders of record on January 3, 2005.