Form 10-Q
period 2004-03-31
HOLLINGER INTERNATIONAL INC
filed 2005-05-19
CIK 868512

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NO. 1-14164

                          HOLLINGER INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      95-3518892
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               712 FIFTH AVENUE                                    10019
              NEW YORK, NEW YORK                                 (Zip Code)
   (Address of Principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (212) 586-5666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       CLASS                                 OUTSTANDING AT MAY 1, 2005
                       -----                                 --------------------------
   Class A Common Stock par value $.01 per share                 75,687,055 shares
   Class B Common Stock par value $.01 per share                 14,990,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The Company is filing this quarterly report on Form 10-Q for the three-month period ended March 31, 2004 following its review of the report of the Special Committee of Independent Directors (the "Special Committee"). The Company's Board of Directors formed the Special Committee on June 17, 2003 to investigate, among other things, allegations described in a beneficial ownership report on Schedule 13D filed with the Securities and Exchange Commission ("SEC") by Tweedy, Browne & Company, LLC, an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003, and any other matters the Special Committee determined should be investigated. The Special Committee filed its report with the U.S. District Court for the Northern District of Illinois on August 30, 2004. The Company included the full text of the report as an exhibit to a current report on Form 8-K filed with the SEC on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004.

     The Company previously made public its need to review the Special Committee's report before it could complete its annual report on Form 10-K for the year ended December 31, 2003 and its quarterly reports on Form 10-Q for each of the three quarters in 2004. The annual report on Form 10-K for the year ended December 31, 2003 was filed on January 18, 2005.

                               TABLE OF CONTENTS

                                     INDEX

                          HOLLINGER INTERNATIONAL INC.

                                                                               PAGE
                                                                               ----
                           PART I FINANCIAL INFORMATION
Item 1           Condensed Consolidated Financial Statements (Unaudited).....     5
Item 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    35
Item 3           Quantitative and Qualitative Disclosure about Market Risk...    51
Item 4           Controls and Procedures.....................................    52

                             PART II OTHER INFORMATION
Item 1           Legal Proceedings...........................................    55
Item 2           Unregistered Sales of Equity Securities and Use of
                 Proceeds....................................................    58
Item 3           Defaults Upon Senior Securities.............................    59
Item 4           Submission of Matters to a Vote of Security Holders.........    59
Item 5           Other Information...........................................    59
Item 6           Exhibits....................................................    59
Signatures...................................................................    61
Exhibits.....................................................................    62

                           FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company's future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance and achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company's actual results to differ substantially from its current expectations are:

     - changes in prevailing economic conditions, particularly in the target markets of the Company's newspapers;

     - actions of the Company's controlling stockholder;

     - the impact of filings of The Ravelston Corporation Limited and Ravelston Management, Inc. under Canadian insolvency legislation and related matters;

     - continuing investigations by the SEC and other government agencies in the United States and Canada;

     - adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers arising out of matters detailed in the report of the Special Committee;

     - the resolution of certain United States and foreign tax matters;

     - actions of competitors, including price changes and the introduction of competitive service offerings;

     - changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

     - the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

     - changes in laws or regulations, including changes that affect the way business entities are taxed;

     - changes in accounting principles or in the way such principles are applied.

     The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2003.

     The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company's businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that any forward-looking statement made in this quarterly report on Form 10-Q might not occur.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              --------   ----------
                                                                         (RESTATED
                                                                         NOTE 3(A))
OPERATING REVENUES:
  Advertising...............................................  $196,499    $182,484
  Circulation...............................................    76,317      66,381
  Job printing..............................................     3,993       3,676
  Other.....................................................     9,106       7,806
                                                              --------    --------
  Total operating revenues..................................   285,915     260,347
                                                              --------    --------
OPERATING COSTS AND EXPENSES:
  Newsprint.................................................    19,162      17,999
  Newsprint incurred through joint ventures.................    21,942      19,759
  Compensation..............................................    92,599      81,205
  Other operating costs.....................................   129,945     103,155
  Other operating costs incurred through joint ventures.....    15,983      12,497
  Depreciation..............................................     8,555       8,834
  Amortization..............................................     2,734       3,415
                                                              --------    --------
  Total operating costs and expenses........................   290,920     246,864
                                                              --------    --------
OPERATING INCOME (LOSS).....................................    (5,005)     13,483
                                                              --------    --------
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (1,993)    (13,928)
  Amortization of deferred financing costs..................      (596)       (598)
  Interest and dividend income..............................     4,540       4,211
  Other income (expense), net...............................    (9,996)      5,064
                                                              --------    --------
Total other income (expense)................................    (8,045)     (5,251)
                                                              --------    --------
Earnings (loss) before income taxes and minority interest...   (13,050)      8,232
Income taxes................................................    13,205       5,316
Minority interest...........................................       446       1,702
                                                              --------    --------
Net earnings (loss).........................................  $(26,701)   $  1,214
                                                              ========    ========
Earnings (loss) per share:
  Basic.....................................................  $  (0.30)   $   0.01
                                                              ========    ========
  Diluted...................................................  $  (0.30)   $   0.01
                                                              ========    ========
Weighted average shares outstanding:
  Basic.....................................................    89,013      89,027
                                                              ========    ========
  Diluted...................................................    89,013      89,532
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              --------   ----------
                                                                         (RESTATED
                                                                         NOTE 3(A))
Net earnings (loss).........................................  $(26,701)   $  1,214
Other comprehensive income (loss):
  Unrealized gain (loss) on securities available for sale,
     net of income taxes....................................       (23)      4,039
  Adjustment of minimum pension liability, net of income
     taxes..................................................    (1,131)         --
  Foreign currency translation adjustment...................    12,232     (21,451)
                                                              --------    --------
Comprehensive loss..........................................  $(15,623)   $(16,198)
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2004            2003
                                                              ------------   ---------------
                                                              (UNAUDITED)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $  172,507      $  134,494
  Accounts receivable, net of allowance for doubtful
    accounts of $20,747 in 2004 and $20,454 in 2003.........      233,574         238,734
  Inventories...............................................        9,806          10,821
  Amounts due from related parties..........................       37,785          37,424
  Escrow deposits and restricted cash.......................       16,718          16,718
  Other current assets......................................       30,528          31,278
                                                               ----------      ----------
Total current assets........................................      500,918         469,469
Loan to affiliate...........................................       22,920          22,131
Investments.................................................      118,821         111,972
Advances under printing contracts and notes
  receivable -- joint ventures..............................       46,981          47,393
Property, plant and equipment, net of accumulated
  depreciation..............................................      260,015         265,359
Intangible assets, net of accumulated amortization of
  $45,871 in 2004 and $44,664 in 2003.......................      106,279         107,490
Goodwill....................................................      588,192         577,300
Prepaid pension benefit.....................................       87,862          88,705
Deferred financing costs and other assets...................      134,315         135,896
                                                               ----------      ----------
Total assets................................................   $1,866,303      $1,825,715
                                                               ==========      ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $   10,672      $    6,725
  Accounts payable and accrued expenses.....................      286,093         275,223
  Accounts payable -- joint ventures........................       16,181          16,375
  Amounts due to related parties............................        8,611           8,125
  Income taxes payable and other tax liabilities............      485,759         466,484
  Deferred revenue..........................................       57,166          50,851
                                                               ----------      ----------
Total current liabilities...................................      864,482         823,783
Long-term debt, less current portion........................      516,707         522,547
Deferred income taxes and other tax liabilities.............      270,917         274,992
Other liabilities...........................................      142,545         139,362
                                                               ----------      ----------
Total liabilities...........................................    1,794,651       1,760,684
                                                               ----------      ----------
Minority interest...........................................       28,184          28,255
                                                               ----------      ----------
Stockholders' equity:
  Class A common stock (86,789,665 and 74,468,698 shares
    issued and outstanding at March 31, 2004 and 84,899,751
    and 72,578,784 shares issued and outstanding at December
    31, 2003)...............................................          868             849
  Class B common stock (14,990,000 shares issued and
    outstanding at March 31, 2004 and December 31, 2003)....          150             150
  Additional paid-in capital................................      471,595         444,826
  Accumulated other comprehensive loss......................      (77,412)        (88,490)
  Accumulated deficit.......................................     (202,924)       (171,750)
                                                               ----------      ----------
                                                                  192,277         185,585
Class A common stock in treasury (12,320,967 shares at March
  31, 2004 and December 31, 2003)...........................     (148,809)       (148,809)
                                                               ----------      ----------
Total stockholders' equity..................................       43,468          36,776
                                                               ----------      ----------
Total liabilities and stockholders' equity..................   $1,866,303      $1,825,715
                                                               ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              --------   ----------
                                                                         (RESTATED
                                                                         NOTE 3(A))
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................................  $(26,701)  $   1,214
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................    11,289      12,249
     Amortization of deferred financing costs...............       596         598
     Minority interest......................................       446       1,702
     Premiums on debt extinguishments.......................        --      19,657
     Gain on sale of investments............................        --        (900)
     (Gain) loss on sales of assets.........................      (245)        296
     Non-cash interest income...............................    (2,362)     (1,659)
     Non-cash portion of foreign currency (gain) loss.......     4,845     (43,326)
     Equity in losses of affiliates, net of dividends
      received..............................................     1,129         957
     Other..................................................    (2,981)      9,756
  Changes in working capital accounts, net..................    41,847      (1,348)
                                                              --------   ---------
Cash provided by (used in) operating activities.............    27,863        (804)
                                                              --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment..............    (4,572)     (4,093)
     Purchase of investments and other non-current assets...    (7,732)     (5,723)
     Proceeds from disposal of property, plant and
      equipment.............................................     2,171          85
     Proceeds from disposal of investments and other
      assets................................................       274       3,886
     Other..................................................     2,031         558
                                                              --------   ---------
Cash used in investing activities...........................    (7,828)_    (5,287)
                                                              --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt and premiums on debt
      extinguishments.......................................    (1,902)   (526,769)
     Changes in escrow deposits and restricted cash.........        --     545,952
     Proceeds from issuance of stock........................    22,254          --
     Changes in amounts due/from related parties............       726      (1,557)
     Dividends paid.........................................    (4,473)     (4,374)
     Other..................................................        --      (3,041)
                                                              --------   ---------
Cash provided by financing activities.......................    16,605      10,211
                                                              --------   ---------
     Effect of exchange rate changes on cash................     1,373        (966)
                                                              --------   ---------
     Net increase in cash and cash equivalents..............    38,013       3,154
Cash and cash equivalents at beginning of period............   134,494     137,141
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $172,507   $ 140,295
                                                              ========   =========
CASH PAID DURING THE PERIOD FOR:
     Interest...............................................  $  5,191   $  45,057
                                                              ========   =========
     Taxes..................................................  $  6,972   $   1,230
                                                              ========   =========

     See accompanying notes to condensed consolidated financial statements.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- UNAUDITED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements of Hollinger International Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations.

     Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on January 18, 2005.

NOTE 2 -- PRINCIPLES OF PRESENTATION AND CONSOLIDATION

     The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at May 4, 2005 held, directly or indirectly, approximately 17.4% of the combined equity and approximately 66.8% of the combined voting power of the outstanding common stock of the Company.

     The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. At March 31, 2004, the Company's interest in Hollinger Canadian Newspapers, Limited Partnership ("Hollinger L.P.") was approximately 87%.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation.

NOTE 3 -- RESTATEMENTS AND CHANGES IN ACCOUNTING PRINCIPLES

  RESTATEMENTS

  (a) Accounting for Income Taxes and Cash Flow Restatements

     During the course of preparing its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain previously reported financial information required restatement arising from the findings of the special committee of independent directors established by the Board of Directors on June 17, 2003 (the "Special Committee"). See Notes 9 and 12. The accompanying condensed consolidated financial statements for the three month period ended March 31, 2003 have been restated to record additional accruals for tax contingencies to cover interest that the Company may be required to pay. The effect of this restatement resulted in an increase to income tax expense of $1.1 million for the three month period ended March 31, 2003. As a result, the net earnings and basic earnings per share decreased by $1.1 million, or $0.01 per share, respectively, for the three months ended March 31, 2003.

     In addition, as of March 31, 2003 and December 31, 2002, the Company has reclassified overdrafts which were reflected as a reduction of "Cash and cash equivalents" in prior periods to "Accounts payable and accrued expenses". This reclassification has been reflected in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and affected the 2003 cash and cash equivalents by $23.8 million and $24.8 million at the beginning and end of the period, respectively and the changes in working capital accounts, net by $1.0 million.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  CHANGES IN ACCOUNTING PRINCIPLES

  (b) Accounting for Asset Retirement Obligations

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. There was no material impact on the consolidated financial statements on adoption of this standard.

  (c) Losses on Debt Extinguishment

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments requiring that such expenses no longer be treated as extraordinary items unless the items meet the definition of extraordinary per APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". As a result of the Company's adoption of SFAS No. 145, losses of $37.3 million incurred on the January 22, 2003 extinguishment of Senior Subordinated Notes have been included in "Other income (expense), net" for the three month period ended March 31, 2003.

  (d) Pension and Other Post-retirement Benefits

     In December 2003, the FASB issued SFAS No. 132 (Revised) -- "Employers' Disclosures about Pensions and Other Post-Retirement Benefits" ("SFAS No. 132R") -- that modified FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS No. 132R requires additional disclosures about defined benefit pension plans and other post-retirement benefit plans. It does not change the way liabilities are valued or how expenses are calculated for those plans.

     SFAS No. 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, SFAS No. 132R improves information available to investors in interim financial statements, and requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. SFAS No. 132R is generally effective for fiscal years ended after December 31, 2003 and for quarters beginning after December 31, 2003. See Note 14 which contains the additional disclosures required by SFAS No. 132R.

NOTE 4 -- STOCK-BASED COMPENSATION

     The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited ("Ravelston"), the parent company of Hollinger Inc., are recorded using the fair value based method and are reflected as a dividend in kind. During the three month period ended March 31, 2004, such dividends amounted to nil, as no stock options were granted.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and net earnings
(loss) per share would have been adjusted to the pro forma amounts indicated in the following table:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              --------   ----------
                                                                         (RESTATED)
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
                                                              ---------------------
Net earnings (loss) as reported.............................  $(26,701)    $1,214
Add: stock-based compensation expense, as reported..........     4,534         --
Deduct: pro forma stock based compensation expense..........      (458)      (654)
                                                              --------     ------
Pro forma net earnings (loss)...............................  $(22,625)    $  560
                                                              ========     ======
Basic earnings (loss) per share, as reported................  $  (0.30)    $ 0.01
Diluted earnings (loss) per share, as reported..............  $  (0.30)    $ 0.01
Pro forma basic earnings (loss) per share...................  $  (0.25)    $ 0.01
Pro forma diluted earnings (loss) per share.................  $  (0.25)    $ 0.01

     The Company has corrected certain assumptions used in error in the first three quarters of 2003, in the calculation of the fair value of stock options issued to employees of the Company and to employees of Ravelston. The corrections affected the estimated life of the options issued and the volatility. The assumptions listed below, and the pro forma amounts indicated in the preceding table, reflect such corrections.

     The fair value of each stock option granted was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three month period ended March 31, 2003: dividend yield of 3.39%; expected volatility of 36.18%; risk-free interest rate of 2.69%; expected lives of 5 years. Weighted average fair value of options granted by the Company during the three months ended March 31, 2003 was $2.41. As the Company has not granted any new stock options during 2004, the expense recognized during 2004 represents the variable expense of the stock options modified in prior periods and the value of deferred stock units issued.

     On January 14, 2004, the Company issued 68,494 Deferred Stock Units ("DSU's") pursuant to the 1999 Stock Incentive Plan. Each DSU is convertible into one share of Class A Common Stock upon the earliest to occur of (i) the grantee's resignation from the Company or termination of employment, (ii) the date falling one business day before the date of any change in control, as defined, or (iii) the death of the grantee. The value of the DSU's on the date of issuance ($1.1 million) was recognized as employee compensation expense with an increase to additional paid in capital on such date. The DSU's are reflected in the basic earnings per share computation upon vesting (immediately for all DSU's issued in 2004).

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5 -- ASSETS HELD FOR SALE

     At March 31, 2004, included in "Other current assets" on the Condensed Consolidated Balance Sheet, are the following assets which have been identified as "Assets held for sale".

                                                             ACCUMULATED
                                                    COST     DEPRECIATION   NET BOOK VALUE
                                                   -------   ------------   --------------
                                                               (IN THOUSANDS)
Apartments(a)....................................  $ 4,047     $(1,564)         $2,483
Corporate aircraft(b)............................    8,960      (1,960)          7,000
                                                   -------     -------          ------
                                                   $13,007     $(3,524)         $9,483
                                                   =======     =======          ======

---------------

(a) At March 31, 2004, the Company owned corporate apartments in both Chicago and New York, which are considered non-core assets. Subsequent to March 31, 2004, the apartments were sold for net proceeds of $3.2 million resulting in a gain on sale of $0.8 million.

(b) As a result of the wind-down of aviation operations, the aircraft owned by the Company has been classified as an asset held for sale. A write-down of $5.2 million was recognized in the fourth quarter of 2003 and included in "Other income (expense), net". The corporate aircraft was sold for $7.1 million subsequent to March 31, 2004 resulting in a gain on sale of $0.1 million.

NOTE 6 -- THE CHICAGO SUN-TIMES CIRCULATION OVERSTATEMENT

     On June 15, 2004, the Company announced that the Audit Committee of the Board of Directors ("Audit Committee") was conducting an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. On October 5, 2004, the Company announced the results of this internal review. The review by the Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by the Audit Bureau of Circulations ("ABC") commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The inflated circulation figures were submitted by the Company to the ABC, which then reported these figures in its annual audit reports issued with respect to the Chicago Sun-Times.

     Inflation of the Chicago Sun-Times single-copy circulation began modestly and increased over time. In the most recent report of the Chicago Sun-Times circulation published by the ABC for the period ended March 2003, the average single-copy circulation was found by the Audit Committee to have been overstated by approximately 50,000 weekday copies and 17,000 Sunday copies. The inflation of circulation continued to grow during the twelve-month period ended March 28, 2004, but these circulation figures were not included in an ABC audit report.

     The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of related lawsuits filed against the Company, the Company recorded pre-tax charges of approximately $24.1 million in the fourth quarter of 2003 and approximately $2.9 million in the first quarter of 2004. This charge has been reflected in "Other Operating Costs" in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2004. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate at March 31, 2004. See Note 9.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7 -- EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share was calculated by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was calculated by dividing net earnings (loss) available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share due to the anti-dilutive effect (i.e. the effect of reducing basic loss per share) or immaterial effect of the Company's stock options.

     The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share from continuing operations for the three-month periods ended March 31, 2004 and 2003:

                                                          THREE MONTHS ENDED MARCH 31, 2004
                                                      ------------------------------------------
                                                          LOSS           SHARES       PER-SHARE
                                                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                      ------------   --------------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS
  Net loss..........................................    $(26,701)        89,013         $(0.30)
  Effect of dilutive securities.....................          --             --             --
                                                        --------         ------         ------
Diluted EPS
  Net loss available to common stockholders.........    $(26,701)        89,013         $(0.30)
                                                        ========         ======         ======

                                                          THREE MONTHS ENDED MARCH 31, 2003
                                                      ------------------------------------------
                                                        EARNINGS         SHARES       PER-SHARE
                                                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                      ------------   --------------   ----------
                                                       (RESTATED
                                                       NOTE 3(A))
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS
  Net earnings......................................     $1,214          89,027         $0.01
  Effect of dilutive securities.....................         --             505            --
                                                         ------          ------         -----
Diluted EPS
  Net earnings available to common stockholders.....     $1,214          89,532         $0.01
                                                         ======          ======         =====

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8 -- SEGMENT INFORMATION

     The Company operates principally in the business of publishing, printing and distributing newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the results of The Jerusalem Post. See Note 19(g) regarding the sale of the Jerusalem Post on December 15, 2004. The U.K. Newspaper Group's operations include The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively known as the "Telegraph Group"). See Note 19(c) regarding the sale of the Telegraph Group on July 30, 2004. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. ("HCPH Co.") and Hollinger L.P. The following is a summary of the segmented financial data of the Company:

                                                THREE MONTHS ENDED MARCH 31, 2004
                              ----------------------------------------------------------------------
                                                                             INVESTMENT
                                                       U.K.      CANADIAN       AND
                              CHICAGO    COMMUNITY   NEWSPAPER   NEWSPAPER   CORPORATE
                               GROUP       GROUP       GROUP       GROUP       GROUP        TOTAL
                              --------   ---------   ---------   ---------   ----------   ----------
                                                          (IN THOUSANDS)
Revenues....................  $108,771    $ 2,397    $155,143    $ 19,604     $     --    $  285,915
Depreciation and
  amortization..............  $  7,435    $   364    $  3,020    $    456     $     14    $   11,289
Operating income (loss).....  $  4,797    $(1,346)   $ 23,547    $ (1,351)    $(30,652)   $   (5,005)
Equity in earnings (loss) of
  affiliates................  $   (454)   $    --    $   (515)   $    190     $   (350)   $   (1,129)
Capital expenditures........  $  1,732    $    23    $  2,184    $    518     $    115    $    4,572
Total assets................  $535,865    $29,093    $630,381    $307,539     $363,425    $1,866,303

                                                THREE MONTHS ENDED MARCH 31, 2003
                              ----------------------------------------------------------------------
                                                                             INVESTMENT
                                                       U.K.      CANADIAN       AND
                              CHICAGO    COMMUNITY   NEWSPAPER   NEWSPAPER   CORPORATE
                               GROUP       GROUP       GROUP       GROUP       GROUP        TOTAL
                              --------   ---------   ---------   ---------   ----------   ----------
                                                          (IN THOUSANDS)
Revenues....................  $106,014    $ 2,742    $134,555    $ 17,036     $     --    $  260,347
Depreciation and
  amortization..............  $  7,862    $   207    $  3,478    $    305     $    397    $   12,249
Operating income (loss).....  $  6,294    $(1,718)   $ 16,579    $ (1,517)    $ (6,155)   $   13,483
Equity in earnings (loss) of
  affiliates................  $   (305)   $    --    $   (805)   $    153     $     --    $     (957)
Capital expenditures........  $  1,651    $   189    $  1,767    $    460     $     26    $    4,093
Total assets................  $559,720    $23,944    $539,954    $250,360     $268,657    $1,642,635

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9 -- OTHER OPERATING COSTS

     Included in "Other Operating Costs" are the following items that the Company believes may make meaningful comparisons of results between reporting periods difficult based on their nature, magnitude and infrequency.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
                                                                (IN THOUSANDS)
Special Committee and related costs(1)......................  $21,012    $   --
Management fees.............................................      300     6,422
Aircraft costs..............................................      367     1,212
Restitution and settlement costs -- circulation
  matters(2)................................................    2,879        --
Other.......................................................       --       167
                                                              -------    ------
                                                              $24,558    $7,801
                                                              =======    ======

---------------

(1) The Company has incurred costs related to the Special Committee process and investigation, and various litigation and government investigations that have resulted from that Special Committee process and investigation. These are explained more fully in Note 12.

(2) On October 5, 2004, the Company's Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers related to the circulation overstatements. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded a pre-tax charge of $2.9 million for the three month period ended March 31, 2004 and had recorded a pre-tax charge of $24.1 million during the fourth quarter of 2003.

NOTE 10 -- LONG-TERM DEBT

     In December 2002, Hollinger International Publishing Inc. ("Publishing"), a wholly owned subsidiary of the Company, completed an offering of the 9% Senior Notes due 2010 (the "9% Senior Notes") for an aggregate principal amount outstanding of $300.0 million. Proceeds from the 9% Senior Notes and the senior credit facility with an aggregate commitment of $310.0 million (the "Senior Credit Facility") were used to repay Publishing's 9.25% Senior Subordinated Notes due in 2006 and 2007 (the "9.25% Senior Subordinated Notes"). Publishing gave notice of redemption to the holders of the 9.25% Senior Subordinated Notes on December 23, 2002 and retired the notes in January 2003. Premiums on early redemption totaled $19.7 million and the write-off of related deferred financing costs totaled $17.6 million for a loss on extinguishment of $37.3 million and is included in "Other income (expense), net" for the three month period ended March 31, 2003. (See Note 11).

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 11 -- OTHER INCOME (EXPENSE)

  (a) Other income (expense), net

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
                                                                (IN THOUSANDS)
Loss on extinguishment of debt (Note 10)....................  $    --   $(37,291)
Equity in losses of affiliates..............................   (1,129)      (957)
Net gain on sales of investments............................       --        900
Net gain (loss) on sales of property, plant and equipment...      245       (296)
Strategic process and related fees (Note 19(c)).............   (3,798)        --
Foreign currency gains (losses), net(1).....................   (5,742)    43,979
Other.......................................................      428     (1,271)
                                                              -------   --------
                                                              $(9,996)  $  5,064
                                                              =======   ========

---------------

(1) The foreign currency impact of a special purpose trust (see Note 13) amounted to a loss of $4.8 million and a gain of $43.3 million for the three months ended March 31, 2004 and 2003, respectively. The trust was dissolved in November 2004. See Note 13.

  (b) Derivative Instruments

     The Company has historically entered into various swap, option and forward contracts from time to time when management believed conditions warranted. Such contracts were limited to those that relate to the Company's actual exposure to commodity prices, interest rates and foreign currency exchange rates.

     The Company had cross-currency interest rate swaps on its Senior Credit Facility and interest rate swaps on the 9% Senior Notes. In July 2004, upon completion of the sale of the Telegraph Group, the repayment of the Senior Credit Facility and the completion of the tender offer for the 9% Senior Notes, the Company terminated these swap agreements. See Note 19(d).

     The mark-to-market impact of the interest rate swaps was a gain of $9.3 million and $1.8 million for the three month periods ended March 31, 2004 and 2003, respectively, and was reflected in "Interest expense" in the accompanying Condensed Consolidated Statements of Operations. The mark-to-market impact of the cross-currency interest rate swaps was a gain of $0.6 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively, and was reflected in "Other income (expense), net" in the accompanying Condensed Consolidated Statements of Operations.

NOTE 12 -- DISPUTES, INVESTIGATIONS AND LEGAL PROCEEDINGS WITH FORMER EXECUTIVE
           OFFICERS AND CERTAIN CURRENT AND FORMER DIRECTORS

     On June 17, 2003, the Board of Directors established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy Browne & Company LLC ("Tweedy Browne"), an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003.

     On August 30, 2004, the Special Committee released its report setting out the scope and results of its investigation into certain related party transactions involving certain former executive officers and certain

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

current and former directors of the Company and Hollinger Inc. and its affiliates. The report was delivered to the SEC and filed with the U.S. District Court for the Northern District of Illinois. In addition, on August 31, 2004, the Company filed a copy of the report with the SEC as an exhibit to a current report on Form 8-K, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004. The report, as filed with the SEC in an amended form on such date, is hereinafter referred to as the "Report".

     The annual report on Form 10-K for the year ended December 31, 2003 filed with the SEC on January 18, 2005 contains a summary of the results of the Special Committee's investigation as set out in the Report. For a complete discussion of the results of the investigation of the Special Committee, see the Report included as an exhibit to the Company's Form 8-K/A filed with the SEC.

     The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company's financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Lord Conrad M. Black of Crossharbour ("Black"), F. David Radler ("Radler") and others are reflected in "Other operating costs" in the Condensed Consolidated Statements of Operations. See Note 9. These costs primarily consist of legal and other professional fees.

     The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation brought by the Company's direct and indirect controlling shareholders and various former members of the Company's management following the Special Committee's findings and the Company's actions in November of 2003, costs to defend the court order in the January 2004 SEC action against challenges by Hollinger Inc., costs of cooperating with the various government agencies investigating the matters discussed in the Report, and attorneys' and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided for by the Company's by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified.

     The Company has incurred substantial legal costs arising out of litigation on behalf of the Company brought by the Special Committee to redress what the Special Committee has concluded to be repeated violations of the fiduciary duties of Hollinger Inc., Black and certain of their affiliates or associates, and related matters. The costs amounted to approximately $21.0 million for the three months ended March 31, 2004, as further discussed below, in addition to $10.1 million of costs incurred for the year ended December 31, 2003.

     The costs of $21.0 million include approximately $9.8 million for the three months ended March 31, 2004 in costs and expenses arising from the Special Committee's work. These amounts include the fees and costs of the Special Committee's members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company's controlling stockholders and other current and former officers and directors of the Company, (iv) defending the Court Order in the January 2004 SEC action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware litigation; (vi) defending and defeating the anti-suit injunction motion and appeal brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company's claims; and (vii) cooperating with various government agencies investigating the conduct that is the subject of the Report.

     In addition to the costs for the Special Committee's work, the Company has incurred other legal costs and other professional fees of $8.1 million for the three months ended March 31, 2004. The legal and other

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

     The Company has also incurred legal costs of approximately $3.1 million for the three months ended March 31, 2004 that the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. As a result of the Delaware Supreme Court's April 19, 2005 affirmation of the Chancery Court's finding that Black repeatedly breached his fiduciary duty, Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings.

     During 2003, the Company received from its former executive officers a total of $1.2 million in restitution in accordance with the terms of an agreement. Subsequent to March 31, 2004, the Company was paid additional amounts in restitution totaling $30.3 million, excluding interest, in accordance with the terms of the agreement. These amounts were reflected in the Company's Consolidated Statement of Operations for the three months and year ended December 31, 2003 as "Other income (expense), net".

     On April 27, 2004, the Company reached a settlement with Atkinson, a former director and officer of the Company. The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the "non-competition" and Hollinger Digital Incentive Plan payments he received plus interest, which total approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement. Upon the Delaware Chancery Court's approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The Company recorded approximately $1.7 million of this settlement, excluding interest, in the second quarter of 2004.

     On May 3, 2005, certain of the Company's current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company's directors and officers liability insurance policies is also subject to court approval.

     On May 13, 2005, Black commenced a lawsuit in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred for one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by the SEC against Black and others.

     See Note 19 for an update on legal proceedings.

NOTE 13 -- REDEMPTION OF CANWEST DEBENTURES

     In November 2000, the Company and Hollinger L.P. sold a substantial portion of their Canadian assets to CanWest Global Communications Corporation ("CanWest") and received, in partial consideration, approximately Cdn.$766.8 million aggregate principal amount of 12 1/8% Fixed Rate Subordinated Debentures due November 15, 2010 (the "CanWest Debentures") issued by a wholly-owned subsidiary of CanWest and guaranteed by CanWest. In 2001, the Company and Hollinger L.P. sold participations of approximately Cdn.$756.8 million ($490.5 million) principal amount of the CanWest Debentures to a special purpose trust (the "Participation Trust"). Notes of the Participation Trust, denominated in U.S. dollars (the "Trust Notes"), were in turn issued and sold by the Participation Trust to third parties.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     On April 10, 2003, CanWest notified the Company of its intention to redeem Cdn.$265.0 million of the CanWest Debentures on May 11, 2003. Of the total proceeds received, $159.8 million related to debentures for which Participations were sold to the Participation Trust and has been paid to the Participation Trust. The balance of $27.6 million was retained by the Company in respect of its interest in the debentures, of which an estimated $16.7 million was restricted cash under the terms of the Participation Trust and unavailable for general corporate purposes until November 18, 2004, when the Participation Trust was unwound. See below.

     As of March 31, 2004, there was outstanding approximately Cdn.$838.6 million aggregate principal amount of CanWest Debentures. The Company and Hollinger L.P. were the record owners of all of these CanWest Debentures, but as of March 31, 2004, beneficially owned approximately Cdn.$4.4 million and Cdn.$79.0 million principal amount, respectively, of CanWest Debentures with the balance beneficially owned by the Participation Trust.

     On October 7, 2004, the Company and Hollinger L.P. entered into an agreement (the "Facilitation Agreement") with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Participation Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the "CanWest Exchange Offer"). In the Facilitation Agreement, the Company agreed, among other things, to sell to CanWest, for cash, all of the CanWest Debentures beneficially owned by the Company. The Company's obligation to sell the CanWest Debentures to CanWest, and CanWest's obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer was subject to a number of conditions, including that at least two-thirds of the outstanding principal amount of Trust Notes be tendered in the CanWest Exchange Offer. On October 28, 2004, CanWest announced that holders of substantially more than 66 2/3% in aggregate principal amount of the Trust Notes had agreed in writing to tender their Trust Notes in the CanWest Exchange Offer. The CanWest Exchange Offer closed on November 18, 2004. The Company received approximately $133.6 million, of which Hollinger L.P. received approximately $84.5 million, in respect of CanWest Debentures owned and its residual interest in the Participation Trust that was attributable to foreign currency exchange. As a result of the completion of the transaction, the Participation Trust was dissolved and the Company has no further ownership interest in the CanWest Debentures. The Company will record a realized loss of approximately $83.6 million in the fourth quarter of 2004 on this transaction largely due to previously recognized foreign currency gains which were not ultimately realized.

NOTE 14 -- PENSION AND POST-RETIREMENT BENEFITS

  (a) Components of Net Periodic Benefit Cost

                                                         THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------
                                                       2004      2003      2004     2003
                                                      -------   -------   ------   ------
                                                      PENSION BENEFITS    OTHER BENEFITS
                                                      -----------------   ---------------
                                                                (IN THOUSANDS)
Service cost........................................  $ 3,442   $ 2,893    $ 24     $ 18
Interest cost.......................................    8,786     7,713     338      314
Expected return on plan assets......................   (8,889)   (7,297)     --       --
Amortization of transition obligation...............       28        28      --       --
Amortization of prior service cost..................       18        14      --       --
Amortization of net (gain) loss.....................    2,216     2,290     (65)     (62)
                                                      -------   -------    ----     ----
Net periodic benefit cost...........................  $ 5,601   $ 5,641    $297     $270
                                                      =======   =======    ====     ====

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  (b) Employer Contributions

     PENSION PLANS

     As of March 31 2004, $4.6 million of contributions have been made to both domestic and foreign plans, all in cash. The Company contributed a total of $9.2 million (including $4.9 million in the U.K.) to fund its pension plans in 2004.

     POST-RETIREMENT PLANS

     As of March 31, 2004, $0.4 million of contributions have been made, all in cash. The Company contributed a total of $2.2 million to fund its post-retirement plans in 2004.

NOTE 15 -- STOCKHOLDERS' EQUITY

     Shareholder Rights Plan ("SRP") -- On February 27, 2004, the Company paid a dividend of one preferred share purchase right (a "Right") for each share of Class A Common Stock and Class B Common Stock held of record at the close of business on February 5, 2004. Each Right, if and when exercisable, entitles its holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock at an exercise price of $50.00.

     The SRP provides that the Rights will separate from the Class A Common Stock and Class B Common Stock and become exercisable only if a person or group beneficially acquires, directly or indirectly, 20% or more of the outstanding stockholder voting power of the Company without the approval of the Company's directors, or if a person or group announces a tender offer which if consummated would result in such person or group beneficially owning 20% or more of such voting power. The Company may redeem the Rights at $0.001 per Right or amend the terms of the plan at any time prior to the separation of the Rights from the Class A Common Stock and Class B Common Stock.

     Under most circumstances involving an acquisition by a person or group of 20% or more of the stockholder voting power of the Company, each Right will entitle its holder (other than such person or group), in lieu of purchasing preferred stock, the right to purchase shares of Class A Common Stock of the Company at a 50% discount to the current per share market price. In addition, in the event of certain business combinations following such an acquisition, each Right will entitle its holder to purchase the common stock of an acquirer of the Company at a 50% discount from the market value of the acquirer's stock.

     Black and each of his controlled affiliates, including Hollinger Inc., are considered "exempt stockholders" under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company's shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and Ravelston Management Inc. ("RMI"), seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board's Corporate Review Committee amended the SRP to include the receiver, RSM Richter, as an "exempt stockholder" for purposes of the SRP.

     The SRP provides that on or before January 25, 2005, the Special Committee (or any other committee of independent directors of the Board of Directors who were not the subject of the Report delivered by the Special Committee) would re-evaluate the plan to determine whether it remained in the best interests of the

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Company's stockholders and whether to recommend amendments to the terms of the plan, or redemption of the Rights. Unless earlier redeemed, exercised or exchanged, the Rights will expire on January 25, 2014. On January 27, 2005, the Special Committee reaffirmed the SRP following the re-evaluation and it remains in effect.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of business, including such matters as libel, defamation and privacy actions. In addition, the Company is involved from time to time in various governmental and administrative proceedings with respect to employee terminations and other labor matters, environmental compliance, tax and other matters. Management believes that the outcome of any such pending claims or proceedings incidental to the ordinary course of business will not have a material adverse effect on the Company taken as a whole.

     As discussed in Notes 12, 18 and 19, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors as well as certain other non-ordinary course matters such as the Chicago Sun-Times circulation cases and the CanWest arbitration.

     In connection with the Company's insurance program, letters of credit are required to support certain projected workers' compensation obligations. At March 31, 2004, letters of credit in the amount of $4.2 million were outstanding.

NOTE 17 -- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
           (UNAUDITED)

     The 9% Senior Notes are obligations of Publishing. These obligations are guaranteed fully and unconditionally by Hollinger International Inc. No other subsidiary of the Company or of Publishing has guaranteed the securities.

     Supplemental condensed consolidating financial information of Hollinger International Inc. and Publishing is presented below. Hollinger International Inc.'s other directly owned subsidiary, Hollinger Telegraph New Media LLC, is minor and therefore its financial information has not been disclosed separately. The Company's and Publishing's investments in subsidiaries are presented on the equity method basis. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions, and the inclusion of assets and liabilities, revenues, expenses and cash flows of Publishing's subsidiaries.

     On March 31, 2005, the Company notified the SEC of the termination of the registration of the 9% Senior Notes under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of the Company's duty to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934 in respect of the 9% Senior Notes. Pending the effectiveness of the termination of registration, which takes effect in 90 days from the date of the notice to the SEC, the Company's duty to file any reports in respect of the 9% Senior Notes under Section 13 is suspended. Accordingly, the Company expects to discontinue providing supplemental condensed consolidating financial information commencing with the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                          HOLLINGER INTERNATIONAL INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                   HOLLINGER
                                                 INTERNATIONAL
                                                     INC.        PUBLISHING   ELIMINATIONS   CONSOLIDATED
                                                 -------------   ----------   ------------   ------------
OPERATING REVENUES:
  Advertising..................................    $     --       $    --       $196,499       $196,499
  Circulation..................................          --            --         76,317         76,317
  Job Printing.................................          --            --          3,993          3,993
  Other........................................          --            --          9,106          9,106
                                                   --------       -------       --------       --------
Total operating revenues.......................          --            --        285,915        285,915
                                                   --------       -------       --------       --------
OPERATING COSTS AND EXPENSES:
  Newsprint....................................          --            --         19,162         19,162
  Newsprint incurred through joint ventures....          --            --         21,942         21,942
  Compensation.................................       4,534         1,402         86,663         92,599
  Other operating costs........................      21,183         3,469        105,293        129,945
  Other operating costs incurred through joint
     ventures..................................          --            --         15,983         15,983
  Depreciation.................................          --            14          8,541          8,555
  Amortization.................................          --            --          2,734          2,734
                                                   --------       -------       --------       --------
Total operating costs and expenses.............      25,717         4,885        260,318        290,920
                                                   --------       -------       --------       --------
OPERATING INCOME (LOSS)........................     (25,717)       (4,885)        25,597         (5,005)
                                                   --------       -------       --------       --------
OTHER INCOME (EXPENSE):
  Interest expense.............................          --         4,343         (6,336)        (1,993)
  Amortization of deferred financing costs.....          --          (329)          (267)          (596)
  Interest and dividend income.................       1,329         6,521         (3,310)         4,540
  Other income (expense), net..................      (6,267)        2,022         (5,751)        (9,996)
                                                   --------       -------       --------       --------
Total other income (expense)...................      (4,938)       12,557        (15,664)        (8,045)
                                                   --------       -------       --------       --------
Earnings (loss) before income taxes and
  minority interest............................     (30,655)        7,672          9,933        (13,050)
Income taxes (benefit).........................      (3,954)        6,920         10,239         13,205
Minority interest..............................          --            --            446            446
                                                   --------       -------       --------       --------
Net earnings (loss)............................    $(26,701)      $   752       $   (752)      $(26,701)
                                                   ========       =======       ========       ========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                          HOLLINGER INTERNATIONAL INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                             (AMOUNTS IN THOUSANDS)
                            (RESTATED -- NOTE 3(A))

                                                   HOLLINGER
                                                 INTERNATIONAL
                                                     INC.        PUBLISHING   ELIMINATIONS   CONSOLIDATED
                                                 -------------   ----------   ------------   ------------
OPERATING REVENUES:
  Advertising..................................     $    --       $     --      $182,484       $182,484
  Circulation..................................          --             --        66,381         66,381
  Job Printing.................................          --             --         3,676          3,676
  Other........................................          --             --         7,806          7,806
                                                    -------       --------      --------       --------
Total operating revenues.......................          --             --       260,347        260,347
                                                    -------       --------      --------       --------
OPERATING COSTS AND EXPENSES:
  Newsprint....................................          --             --        17,999         17,999
  Newsprint incurred through joint ventures....          --             --        19,759         19,759
  Compensation.................................          --            954        80,251         81,205
  Other operating costs........................         366          6,352        96,437        103,155
  Other operating costs incurred through joint
     ventures..................................          --             --        12,497         12,497
  Depreciation.................................          --            326         8,508          8,834
  Amortization.................................          --             --         3,415          3,415
                                                    -------       --------      --------       --------
Total operating costs and expenses.............         366          7,632       238,866        246,864
                                                    -------       --------      --------       --------
OPERATING INCOME (LOSS)........................        (366)        (7,632)       21,481         13,483
                                                    -------       --------      --------       --------
OTHER INCOME (EXPENSE):
  Interest expense.............................          --         (7,829)       (6,099)       (13,928)
  Amortization of deferred financing costs.....          --           (598)           --           (598)
  Interest and dividend income.................         468          6,013        (2,270)         4,211
  Other income (expense), net..................      12,558        (22,847)       15,353          5,064
                                                    -------       --------      --------       --------
Total other income (expense)...................      13,026        (25,261)        6,984         (5,251)
                                                    -------       --------      --------       --------
Earnings (loss) before income taxes and
  minority interest............................      12,660        (32,893)       28,465          8,232
Income taxes (benefit).........................      11,446        (18,464)       12,334          5,316
Minority interest..............................          --             --         1,702          1,702
                                                    -------       --------      --------       --------
Net earnings (loss)............................     $ 1,214       $(14,429)     $ 14,429       $  1,214
                                                    =======       ========      ========       ========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                          HOLLINGER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                HOLLINGER
                                              INTERNATIONAL
                                                  INC.        PUBLISHING   ELIMINATIONS   CONSOLIDATED
                                              -------------   ----------   ------------   ------------
                                                ASSETS
Current assets:
  Cash and cash equivalents.................    $ 39,849      $   39,694   $    92,964     $  172,507
  Accounts receivable, net..................          98             121       233,355        233,574
  Inventories...............................          --              --         9,806          9,806
  Intercompany accounts receivable..........     140,761         191,262      (332,023)            --
  Amounts due from related parties..........      37,785         374,492      (374,492)        37,785
  Escrow deposits and restricted cash.......          --              --        16,718         16,718
  Other current assets......................          34           2,594        27,900         30,528
                                                --------      ----------   -----------     ----------
Total current assets........................     218,527         608,163      (325,772)       500,918
Loan to affiliate...........................      22,920              --            --         22,920
Investments.................................     224,557       1,296,429    (1,402,165)       118,821
Advances under printing contracts and notes
  receivable -- joint ventures..............          --              --        46,981         46,981
Property, plant and equipment, net of
  accumulated depreciation..................          --           1,008       259,007        260,015
Intangible assets, net of accumulated
  amortization..............................          --              --       106,279        106,279
Goodwill....................................          --              --       588,192        588,192
Prepaid pension benefit.....................          --              --        87,862         87,862
Deferred financing costs and other assets...      65,840          16,921        51,554        134,315
                                                --------      ----------   -----------     ----------
Total assets................................    $531,844      $1,922,521   $  (588,062)    $1,866,303
                                                ========      ==========   ===========     ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........    $     --      $    5,082   $     5,590     $   10,672
  Accounts payable and accrued expenses.....      17,456           8,503       260,134        286,093
  Accounts payable -- joint ventures........          --              --        16,181         16,181
  Amounts due to related parties............          --         130,912      (122,301)         8,611
  Intercompany accounts payable.............     412,741       1,082,710    (1,495,451)            --
  Income taxes payable (recoverable) and
     other tax liabilities..................      57,448         (53,121)      481,432        485,759
  Deferred revenue..........................          --              --        57,166         57,166
                                                --------      ----------   -----------     ----------
Total current liabilities...................     487,645       1,174,086      (797,249)       864,482
Long-term debt, less current portion........          --         300,000       216,707        516,707
Deferred income taxes and other tax
  liabilities...............................         731         115,203       154,983        270,917
Other liabilities...........................          --              --       142,545        142,545
                                                --------      ----------   -----------     ----------
Total liabilities...........................     488,376       1,589,289      (283,014)     1,794,651
                                                --------      ----------   -----------     ----------
Minority interest...........................          --              --        28,184         28,184
                                                --------      ----------   -----------     ----------
Redeemable preferred stock..................          --         138,309      (138,309)            --
Total stockholders' equity..................      43,468         194,923      (194,923)        43,468
                                                --------      ----------   -----------     ----------
Total liabilities and stockholders'
  equity....................................    $531,844      $1,922,521   $  (588,062)    $1,866,303
                                                ========      ==========   ===========     ==========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                          HOLLINGER INTERNATIONAL INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                HOLLINGER
                                              INTERNATIONAL
                                                  INC.        PUBLISHING   ELIMINATIONS   CONSOLIDATED
                                              -------------   ----------   ------------   ------------
                                                ASSETS
Current assets:
  Cash and cash equivalents.................    $ 33,928      $   26,727   $    73,839     $  134,494
  Accounts receivable, net..................         267              86       238,381        238,734
  Inventories...............................          --              --        10,821         10,821
  Amounts due from related companies........      37,424         258,730      (258,730)        37,424
  Intercompany accounts receivable..........      16,365         180,137      (196,502)            --
  Escrow deposits and restricted cash.......          --              --        16,718         16,718
  Other current assets......................          15           2,543        28,720         31,278
                                                --------      ----------   -----------     ----------
Total current assets........................      87,999         468,223       (86,753)       469,469
Loan to affiliate...........................      22,131              --            --         22,131
Investments.................................     220,947       1,280,811    (1,389,786)       111,972
Advances under printing contracts and notes
  receivable -- joint ventures..............          --              --        47,393         47,393
Property, plant and equipment, net of
  accumulated depreciation..................          --             907       264,452        265,359
Intangible assets, net of accumulated
  amortization..............................          --              --       107,490        107,490
Goodwill....................................          --              --       577,300        577,300
Prepaid pension benefit.....................          --              --        88,705         88,705
Deferred financing costs and other assets...      69,746          13,547        52,603        135,896
                                                --------      ----------   -----------     ----------
Total assets................................    $400,823      $1,763,488   $  (338,596)    $1,825,715
                                                ========      ==========   ===========     ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........    $     --      $       --   $     6,725     $    6,725
  Accounts payable and accrued expenses.....       8,398           7,311       259,514        275,223
  Accounts payable -- joint ventures........          --              --        16,375         16,375
  Amounts due to related parties............          --             741         7,384          8,125
  Intercompany accounts payable.............     293,516       1,052,561    (1,346,077)            --
  Income taxes payable (recoverable) and
     other tax liabilities..................      57,448         (53,121)      462,157        466,484
  Deferred revenue..........................          --              --        50,851         50,851
                                                --------      ----------   -----------     ----------
Total current liabilities...................     359,362       1,007,492      (543,071)       823,783
Long-term debt, less current portion........          --         310,713       211,834        522,547
Deferred income taxes and other tax
  liabilities...............................       4,685         108,283       162,024        274,992
Other liabilities...........................          --              --       139,362        139,362
                                                --------      ----------   -----------     ----------
Total liabilities...........................     364,047       1,426,488       (29,851)     1,760,684
                                                --------      ----------   -----------     ----------
Minority interest...........................          --              --        28,255         28,255
                                                --------      ----------   -----------     ----------
Redeemable preferred stock..................          --         138,309      (138,309)            --
Total stockholders' equity..................      36,776         198,691      (198,691)        36,776
                                                --------      ----------   -----------     ----------
Total liabilities and stockholders'
  equity....................................    $400,823      $1,763,488   $  (338,596)    $1,825,715
                                                ========      ==========   ===========     ==========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                          HOLLINGER INTERNATIONAL INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                   HOLLINGER
                                                 INTERNATIONAL
                                                     INC.        PUBLISHING   ELIMINATIONS   CONSOLIDATED
                                                 -------------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)............................    $(26,701)      $   752       $   (752)      $(26,701)
Adjustments to reconcile net earnings (loss)
  from operations to net cash provided by (used
  in) operating activities:
     Depreciation and amortization.............          --            14         11,275         11,289
     Amortization of deferred financing
       costs...................................          --           329            267            596
     Minority interest.........................          --            --            446            446
     Gain on sales of assets...................          --            --           (245)          (245)
     Non-cash interest income..................         (90)           --         (2,272)        (2,362)
     Non-cash portion of foreign currency
       loss....................................       3,906            --            939          4,845
     Other.....................................       5,089        (5,701)        (1,240)        (1,852)
Changes in working capital accounts, net.......       9,209         1,107         31,531         41,847
                                                   --------       -------       --------       --------
Cash provided by (used in) operating
  activities...................................      (8,587)       (3,499)        39,949         27,863
                                                   --------       -------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and
       equipment...............................          --          (115)        (4,457)        (4,572)
     Purchase of investments and other
       non-current assets......................          --            --         (7,732)        (7,732)
     Proceeds from disposal of property, plant
       and equipment...........................          --            --          2,171          2,171
     Proceeds from disposal of investments and
       other assets............................          --            --            274            274
     Other.....................................          --            --          2,031          2,031
                                                   --------       -------       --------       --------
Cash used in investing activities..............          --          (115)        (7,713)        (7,828)
                                                   --------       -------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt and premiums on debt
       extinguishment..........................          --            --         (1,902)        (1,902)
     Proceeds from issuance of stock...........      22,254            --             --         22,254
     Changes in amounts due to/from related
       parties.................................      (3,273)       16,581        (12,582)           726
     Dividends paid............................      (4,473)           --             --         (4,473)
                                                   --------       -------       --------       --------
Cash provided by (used in) financing
  activities...................................      14,508        16,581        (14,484)        16,605
                                                   --------       -------       --------       --------
  Effect of exchange rate changes on cash......          --            --          1,373          1,373
                                                   --------       -------       --------       --------
  Net increase in cash and cash equivalents....       5,921        12,967         19,125         38,013
Cash and cash equivalents at beginning of
  period.......................................      33,928        26,727         73,839        134,494
                                                   --------       -------       --------       --------
Cash and cash equivalents at end of period.....    $ 39,849       $39,694       $ 92,964       $172,507
                                                   ========       =======       ========       ========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                          HOLLINGER INTERNATIONAL INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                             (AMOUNTS IN THOUSANDS)
                            (RESTATED -- NOTE 3(A))

                                                   HOLLINGER
                                                 INTERNATIONAL
                                                     INC.        PUBLISHING   ELIMINATIONS   CONSOLIDATED
                                                 -------------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)............................    $  1,214       $(14,429)     $ 14,429      $   1,214
Adjustments to reconcile net earnings (loss)
  from operations to net cash provided by (used
  in) operating activities:
  Depreciation and amortization................          --            326        11,923         12,249
  Amortization of deferred financing costs.....          --            598            --            598
  Minority interest............................          --             --         1,702          1,702
  Premiums on debt extinguishments.............          --         19,657            --         19,657
  Gain on sale of investments..................          --             --          (900)          (900)
  Loss on sale of assets.......................          --             --           296            296
  Non-cash interest income.....................         (77)            --        (1,582)        (1,659)
  Non-cash portion of foreign currency gain....     (32,659)            --       (10,667)       (43,326)
  Other........................................      35,456           (939)      (23,804)        10,713
Changes in working capital, net................     (31,539)        (5,824)       36,015         (1,348)
                                                   --------       --------      --------      ---------
Cash provided by (used in) operating
  activities...................................     (27,605)          (611)       27,412           (804)
                                                   --------       --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment....          --            (26)       (4,067)        (4,093)
  Purchase of investments and other non-current
     assets....................................      (2,500)            --        (3,223)        (5,723)
  Proceeds from disposal of property, plant and
     equipment.................................          --             --            85             85
  Proceeds from disposal of investments and
     other assets..............................          --             --         3,886          3,886
  Other........................................          --             --           558            558
                                                   --------       --------      --------      ---------
Cash used in investing activities..............      (2,500)           (26)       (2,761)        (5,287)
                                                   --------       --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt and premiums on debt
     extinguishment............................          --       (524,563)       (2,206)      (526,769)
  Changes in escrow deposits and restricted
     cash......................................          --        545,952            --        545,952
  Changes in amounts due to/from related
     parties...................................      28,658        (16,768)      (13,447)        (1,557)
  Dividends paid...............................      (4,374)            --            --         (4,374)
  Other........................................         110             --        (3,151)        (3,041)
                                                   --------       --------      --------      ---------
Cash provided by (used in) financing
  activities...................................      24,394          4,621       (18,804)        10,211
                                                   --------       --------      --------      ---------
Effect of exchange rate changes on cash........          --             --          (966)          (966)
                                                   --------       --------      --------      ---------
Net increase (decrease) in cash and cash
  equivalents..................................      (5,711)         3,984         4,881          3,154
Cash and cash equivalents at beginning of
  period.......................................      39,750         11,394        85,997        137,141
                                                   --------       --------      --------      ---------
Cash and cash equivalents at end of period.....    $ 34,039       $ 15,378      $ 90,878      $ 140,295
                                                   ========       ========      ========      =========

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 18 -- CANWEST DISPUTE

     On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest's purchase of certain newspaper assets from the Company. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$83.2 million. The Company believes it has valid defenses to the claim, as well as significant counterclaims against CanWest. The arbitration is in its preliminary stages, and it is not yet possible to determine its ultimate outcome.

     On December 17, 2003, CanWest and the National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company's remaining 50% interest in the National Post to CanWest. In August 2004, the National Post Company obtained an order for partial summary judgment ordering the Company to pay The National Post Company Cdn.$22.5 million plus costs and interest. On November 30, 2004, the Company settled the appeal of the partial summary judgment by paying the National Post Company the amount of Cdn.$26.5 million. This amount includes payment of the Cdn.$22.5 million in principal plus interest and related costs. The two remaining matters in this action consist of a claim for Cdn.$2.5 million for capital and operating requirements of the National Post and a claim for Cdn.$752,000 for newsprint rebates. Exchange of documents and examinations for discovery in respect of these remaining matters has begun and will proceed in 2005.

NOTE 19 -- SUBSEQUENT EVENTS

  GENERAL

     a) As discussed in Note 12, subsequent to March 31, 2004, the Company received restitution payments from former executive officers totaling $30.3 million, excluding interest, under the terms of an agreement reached in 2003.

     On April 27, 2004, the Company reached a settlement with a former director and officer of the Company, Peter Y. Atkinson ("Atkinson"). The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the "non-competition" and Hollinger Digital Incentive Plan payments he received, plus interest, which total approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement and reflected as restricted cash. Upon the Delaware Chancery Court's approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The Company recorded approximately $1.7 million of this settlement, excluding interest, in the second quarter of 2004.

     b) Effective May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company again becomes current with its reporting obligations under the Exchange Act of 1934. The suspension does not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that were exercisable on the date of termination. If the employment of a participant is terminated during the period of suspension, the Company will extend the 30-day exercise period to provide participants with 30 days after the conclusion of the suspension period to exercise vested options.

     c) In November 2003, the Company announced that the Board of Directors had retained Lazard Freres & Co. LLC and Lazard & Co., Limited (collectively, "Lazard") as financial advisor to explore alternative strategic transactions on the Company's behalf (the "Strategic Process"), including a possible sale of the Company, a sale of one or more of its major properties, or other transactions.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     As part of the Strategic Process, in June of 2004, the Company agreed to terms and signed an agreement to sell the Telegraph Group which represented substantially all of the operations of the U.K. Newspaper Group. Under the terms of the agreement, Press Acquisitions Limited acquired all of the outstanding shares of the Telegraph Group for a purchase price of L729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to L1). This purchase price was subject to adjustment depending on certain working capital levels in the Telegraph Group, but such adjustment was not material (less than 1% of the purchase price). The transaction closed on July 30, 2004. In the third quarter of 2004, the Company recognized a gain on the sale of the Telegraph Group of $354.6 million, net of taxes of $221.0 million.

     d) The Company fully repaid all amounts outstanding under its Senior Credit Facility ($213.4 million) and terminated the related cross-currency interest rate swaps on July 30, 2004, with proceeds from the sale of the Telegraph Group and expensed the related deferred financing costs of $5.2 million. These costs will be reflected in "Gain from disposal of business segment (net of income taxes)" in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and the related indebtedness included in "Liabilities of operations to be disposed of" in the Condensed Consolidated Balance sheets. The Company also completed a tender offer for the retirement of the 9% Senior Notes. Approximately $290.6 million, or 97%, of the 9% Senior Notes were tendered for retirement on July 30, 2004 and all covenants were removed from the untendered notes. In addition, $3.4 million in principal of the remaining 9% Senior Notes was purchased on the open market for approximately $3.9 million and retired during September 2004. The cost of the early retirement of the 9% Senior Notes was $60.4 million, including expensing of related deferred financing costs of $9.2 million, which will be reflected in "Other income (expense), net" in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004.

     e) On October 15, 2004, the Company completed its sale of its Chicago Sun-Times premises and 401 N. Wabash Venture LLC (collectively, the "401 N. Wabash Venture") for $73.0 million. The Company received $4.0 million in June 2004, and the balance of approximately $66.7 million, net of closing costs and adjustments, was received in cash at closing. The resulting gain before taxes on the transaction, which will be recognized in the fourth quarter of 2004, is approximately $44.2 million. The Chicago Sun-Times has entered into a 15-year operating lease for new office space and incurred capital expenditures of approximately $10.3 million related to leasehold improvements and other property, plant and equipment through September 30, 2004.

     f) On November 16, 2004, the Company issued an additional 68,494 DSU's under similar terms to those issued on January 14, 2004 (See Note 4) and recognized $1.2 million in employee compensation expense and additional paid-in capital.

     g) On November 16, 2004, the Company announced that as part of the Strategic Process, it had entered into a definitive agreement to sell the Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem Report and related publications (collectively, the "JP"). The transaction involved the sale by the Company of its debt and equity interests in the JP for $13.2 million. The transaction closed on December 15, 2004 and the Company will recognize a net gain on the sale of approximately $0.6 million in the fourth quarter of 2004. The Company will reflect the JP, representing substantially all of the operations of the Community Group segment, as a discontinued operation in accordance with SFAS No. 144 in the fourth quarter of 2004.

     h) On November 18, 2004, the Company completed the CanWest Exchange Offer. See Note 13.

     i) On November 30, 2004, the Company paid the National Post Company Cdn.$26.5 million in full satisfaction, including interest, of a judgment obtained against the Company. See Note 18.

     j) On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a special dividend of $2.50 per share on the Company's Class A and Class B Common Stock paid on

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on the Company's Class A and Class B Common Stock on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company's stock incentive plans, including the DSU's, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company's Class A Common Stock.

     k) On each of December 16, 2004 and March 31, 2005, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share, paid to the Company's Class A and Class B Common Stock on January 18, 2005 to stockholders of record on January 3, 2005 and on April 20, 2005 to stockholders of record on April 8, 2005.

     l) On January 26, 2005, the Company issued 105,500 DSU's and on March 14, 2005, the Company issued 20,000 DSU's that vest in 25% increments on each annual anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); or death or permanent disability. These DSU's will be expensed ratably over the vesting period.

     m) On March 31, 2005, the Company notified the SEC of the termination of registration of the 9% Senior Notes. See Note 17.

     n) In May of 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its shareholders largely from the proceeds of the CanWest Exchange Offer. See Note 13. Approximately 13% (or $12.0 million) of this dividend will be paid to the minority shareholders.

  LEGAL MATTERS

     The following is a discussion of developments since January 18, 2005 in the legal proceedings the Company has reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K"). The Company filed the 2003 Form 10-K with the Securities and Exchange Commission on January 18, 2005. For a detailed discussion of these legal proceedings, see "Item 3 Legal Proceedings" of the Company's 2003 Form 10-K.

  Stockholder Derivative Litigation

     On May 3, 2005, certain of the Company's current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company's directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. has challenged the funding of the settlement by the insurers in an action brought in the Ontario Superior Court of Justice (see Hollinger Inc.
v. American Home Assurance Company and Chubb Insurance Company of Canada) and the settlement is subject to that court's approval of the funding. If the Ontario court approves the funding, the settlement will then be subject to approval by the Court of Chancery of the State of Delaware.

     The parties to the settlement include current independent directors Richard
R. Burt, Henry A. Kissinger, Shmuel Meitar, and James R. Thompson, and former independent directors Dwayne O. Andreas, Raymond G. Chambers, Marie-Josee Kravis, Robert S. Strauss, A. Alfred Taubman, George Weidenfeld and Leslie H. Wexner. The plaintiff had previously dismissed Special Committee members Graham
W. Savage, Raymond

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

G.H. Seitz, and Gordon A. Paris as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.

     The other defendants named in the suit, who are not parties to the settlement are Conrad M. Black, Barbara A. Black, Daniel W. Colson, Richard N. Perle, F. David Radler, Peter Y. Atkinson, Bradford Publishing Company and Horizon Publications, Inc. The Company, through the Special Committee, has previously announced a settlement of its claims against Atkinson, and the Company anticipates that the Atkinson settlement will be presented to the Delaware Court of Chancery for approval in conjunction with the independent director settlement.

     The Special Committee is continuing to pursue the Company's claims in the U.S. District Court for the Northern District of Illinois against Mr. and Mrs. Black, Radler, Colson, Perle, John A. Boultbee, Hollinger Inc., Ravelston Corporation Limited, and Ravelston Management Inc. See Litigation Involving Controlling Stockholder, Senior Management and Directors.

  Stockholder Class Actions

     In January 2005, the defendants in In re Hollinger International Inc. Securities Litigation, No. 04C-0834, including the Company, filed motions to dismiss the second consolidated amended class action complaint filed on November 19, 2004 in the United States District Court for the Northern District of Illinois. The motions are pending.

  Litigation Involving Controlling Stockholder, Senior Management and Directors

     The Company, through the Special Committee, has been pursuing in the United States District Court for the Northern District of Illinois breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler, J.A. Boultbee ("Boultbee"), Barbara Amiel-Black ("Amiel-Black"), Daniel W. Colson ("Colson") and Richard N. Perle ("Perle"). In October 2004, the Court dismissed the Company's RICO claims, and on February 3, 2005, the Court denied the Company's request for an immediate appeal of that dismissal. In December 2004, all defendants moved to dismiss the complaint against them on a variety of grounds, and on March 11, 2005, the Court denied those motions. All defendants have now answered the complaint, and with their answers defendants Black, Radler, Boultbee, Amiel-Black and Colson asserted third-party claims against Richard Burt and James Thompson and former director Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. In addition, Black asserted counterclaims against the Company alleging breach of his stock options contracts with the Company and seeking a declaration that he may continue participating in the Company's options plans and exercising additional options. Ravelston and RMI asserted counterclaims against the Company and third-party claims against Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004 and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 "Consent and Agreement" ("Consent") between the Company and Wachovia Trust Company. That Consent provided, among other things, for the Company's consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.'s obligations under Hollinger Inc.'s 11 7/8% senior secured notes. The Consent also provided for certain restrictions and notice obligations in relation to the Company's rights to terminate the management services agreements. Ravelston and RMI allege that they were "third-party beneficiaries" of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company's Board of Directors or its Audit Committee. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  Hollinger International Inc. v. Conrad Black, Hollinger Inc., and 504468 N.B. Inc.

     On June 28, 2004, the Court of Chancery of the State of Delaware entered an order and final judgment granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing defendants' remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004. On July 16, 2004, defendants made the payments required under the order and final judgment, but filed notices of appeal of the Court's rulings to the Delaware Supreme Court. On April 19, 2005, the Delaware Supreme Court denied the appeals and affirmed the Court of Chancery's rulings.

  Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.

     In December 2004, Ravelston sought leave to appeal to the Divisional Court the denial of its motion for an anti-suit injunction seeking to restrain the Company from continuing the Illinois litigation brought against it by the Company through its Special Committee and from bringing any claims against Ravelston arising out of the management of the Company other than in Ontario and the granting of the Company's motion to stay Ravelston's Ontario claims against the Company. On February 28, 2005, the Divisional Court denied the motion.

  Black v. Breeden, et al.

     On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Richard C. Breeden ("Breeden"), Richard C. Breeden & Co. ("Breeden & Co."), Gordon Paris ("Paris"), James Thompson, Richard Burt, Graham Savage, Raymond Seitz, Shmuel Meitar and Henry Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

  United States Securities and Exchange Commission v. Conrad M. Black, et al.

     The SEC has been pursuing an action in the United States District Court for the Northern District of Illinois against Black, Radler, and Hollinger Inc., alleging that the defendants violated federal securities laws and that they were liable for the Company's violations of certain federal securities laws during the period from at least 1999 through at least 2003. On March 10, 2005, the SEC filed an amended complaint, which corrects several minor errors in the original complaint, extends the SEC's claim of Section 14(a) violation to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On April 27, 2005, the court granted the motion of the U.S. Attorney's Office for a limited stay of discovery. The court order prohibits the SEC from producing until at least August 1, 2005 a particular document in its possession. The basis for the U.S. Attorney's request for the limited stay was concerns for its ongoing criminal investigation. Despite the requests of some of the defendants, no other discovery has been stayed. The court order has also extended the time for completing document discovery to August 15, 2005. It is not yet possible to determine the ultimate outcome of this action.

  The Chicago Sun-Times Circulation Cases

     On March 22, 2005, an additional action was filed in the Circuit Court of Cook County, Illinois, Law Division. The case, styled Mancari's Chrysler-Jeep-Dodge of Des Plaines, Inc.; Mancari's of Orland Park, Inc.; Mancari's Chrysler Jeep of Crestwood, Inc.; and Mancari's Chrysler Jeep, Inc. v. Chicago Sun-Times, Inc., No. 05 L 3248 alleges theories of recovery based on breach of contract, statutory and common law fraud, and unjust enrichment. The complaint seeks monetary damages, interest, costs and attorneys' fees. Chicago Sun-

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Times, Inc. was served on March 29, 2005. The case is in a preliminary stage and it is not yet possible to determine its ultimate outcome.

  Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.

     On February 3, 2005, Sugra (Bermuda) Limited ("Sugra (Bermuda)") filed its answer in the United States District Court for the Northern District of New York to the complaint filed on November 3, 2004 by Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc., and filed cross claims against Hollinger Inc. for breach of contract, indemnity, contribution, and negligence, seeking damages, indemnification, or contribution to Sugra (Bermuda) and against Hollinger Inc. for the full amount of any judgment awarded against Sugra (Bermuda) in the action. On February 25, 2005, Hollinger Inc. filed its answer to Sugra (Bermuda)'s cross claims and asserted cross claims of its own against Sugra (Bermuda) for indemnification, negligence/impairment of collateral, and tortious interference with contractual relations, seeking indemnification and damages to Hollinger Inc. for the full amount of any judgment awarded against Hollinger Inc. in the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

  Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada

     On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company being advanced by Cardinal Value Equity Partners in a derivative action commenced by it in the Court of Chancery in the State of Delaware. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding thus far. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and The Ravelston Corporation for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company issued an application in the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by (i) American Home Assurance Company, (ii) Chubb Insurance Company of Canada, (iii) Temple Insurance Company, Continental Casualty Company, Lloyd's Underwriters and AXA Corporate Solutions Assurance, and (iv) Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.

  Conrad M. Black v. Hollinger International Inc.

     On May 13, 2005, Black filed an action against the Company in the Delaware Court of Chancery in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In the action, which is entitled Conrad M. Black v. Hollinger International Inc., Black is seeking payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly's legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black's legal fees. Also on May 13, 2005, the

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Company wrote a letter to Black demanding that he repay some $3.1 million in legal fees, plus interest, that were advanced to him in connection with his unsuccessful defense in the action entitled Hollinger International Inc. v. Black, in the Delaware Court of Chancery. Black's action and the Company's demand for repayment are in preliminary stages and it is not yet possible to determine their ultimate outcome.

                 HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the U.K. Newspaper Group, the Community Group and the Canadian Newspaper Group. The U.K. Newspaper Group represented approximately 54.3% and the Chicago Group represented approximately 38.0% of the Company's revenue for the three months ended March 31, 2004. The Chicago Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Community Group includes The Jerusalem Post and related publications. The Canadian Newspaper Group consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company's approximately 87% interest in Hollinger L.P.

     The Company's revenue is primarily derived from the sale of advertising space within the Company's publications. Advertising revenue accounted for approximately 68.7% of the Company's consolidated revenues for the three months ended March 31, 2004. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Changes in advertising revenue are heavily correlated to the changes in economic conditions in general and in individual business sectors. Advertising revenue is subject to changes in the economy on both a national and local level. The Company's advertising revenue experiences seasonality with the third quarter typically being the lowest and the fourth quarter being the highest. Advertising revenue is recognized upon publication of the advertisement.

     Approximately 26.7% of the Company's revenues for the three months ended March 31, 2004 were generated by circulation of the Company's publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenues from job printing and other activities which are recognized upon delivery.

     Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 31.8% of the Company's total operating costs for the three months ended March 31, 2004. Newsprint costs represented approximately 14.1% of the Company's total operating costs for the three months ended March 31, 2004. Newsprint prices are subject to fluctuation as newsprint is a commodity. Compensation costs are recognized as employment services are rendered. Newsprint costs are recognized upon consumption.

     Management fees paid to Ravelston, RMI and other affiliated entities and costs related to corporate aircraft were incurred at the corporate level and allocated to the operating segments in 2003. The aircraft were grounded prior to 2004 and consequently, no costs were allocated to the operating segments in 2004. With the termination of the management services agreements effective June 1, 2004 and the sale of one aircraft and lease cancellation of the other, similar charges are not expected to be incurred in future periods.

RECENT BUSINESS DEVELOPMENTS

 SIGNIFICANT DEVELOPMENTS IN 2004 AND 2005

     Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors -- The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company's financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Black, Radler and others are reflected in "Other operating costs" in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and other professional fees. The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation brought by the Company's direct and indirect controlling shareholders and various former members of the Company's management following the Special Committee's findings and the Company's actions in November of 2003, costs to defend the court order in the January 2004 SEC action against challenges by Hollinger Inc., costs of cooperating with the various government agencies investigating the matters discussed in the Report, and attorneys' and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided for by the Company's by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified.

     The Company has incurred substantial legal costs arising out of litigation on behalf of the Company brought by the Special Committee to redress what the Special Committee has concluded to be repeated violations of the fiduciary duties of Hollinger Inc., Black and certain of their affiliates or associates, and related matters. The costs amounted to approximately $21.0 million for the three months ended March 31, 2004, as further discussed below, in addition to $10.1 million of costs incurred for the year ended December 31, 2003.

     The costs of $21.0 million include approximately $9.8 million for the three months ended March 31, 2004 in costs and expenses arising from the Special Committee's work. These amounts include the fees and costs of the Special Committee's members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company's controlling stockholders and other current and former officers and directors of the Company, (iv) defending the Court Order in the January 2004 SEC Action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware litigation; (vi) defending and defeating the anti-suit injunction motion brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company's claims; and (vii) cooperating with various government agencies investigating the conduct that is the subject of the Report.

     In addition to the costs for the Special Committee's work, the Company has incurred other legal costs and other professional fees of $8.1 million for the three months ended March 31, 2004. The legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

     The Company has also incurred legal costs of approximately $3.1 million for the three months ended March 31, 2004 that the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. As a result of the Delaware Supreme Court's April 19, 2005 affirmation of the Chancery Court's finding that Black repeatedly breached his fiduciary duty, Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings.

     During 2003, the Company received from its former executive officers a total of $1.2 million in restitution in accordance with the terms of an agreement. Subsequent to March 31, 2004, the Company was paid additional amounts in restitution totaling $30.3 million, excluding interest, in accordance with the terms of the agreement. These amounts were reflected in the Company's Consolidated Statements of Operations for the three months and year ended December 31, 2003 as "Other income (expense), net".

     On April 27, 2004, the Company reached a settlement with Atkinson, a former director and officer of the Company. The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the "non-competition" and Hollinger Digital Incentive Plan payments he received plus interest, which total approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement. Upon the Delaware Chancery Court's approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The

Company recorded approximately $1.7 million of this settlement, excluding interest, in the second quarter of 2004.

     On May 3, 2005, certain of the Company's current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company's directors and officers liability insurance policies is also subject to court approval. See "Legal Proceedings".

     On May 13, 2005, Black commenced a lawsuit in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred for one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by the SEC against Black and others.

     Sale of the Telegraph Group -- In November 2003, the Company retained Lazard as financial advisor to explore alternative strategic transactions, including the sale of the Company or of its specific businesses. As part of the Strategic Process, on July 30, 2004, the Company completed the sale of the Telegraph Group for L729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to L1 as of the date of sale). This price was subject to adjustment depending on actual working capital of the businesses sold, but such adjustment was not material (less than 1% of the purchase price). The sale of the Telegraph Group represented a disposition of substantially all of the operations of the U.K. Newspaper Group. During the third quarter of 2004, the Telegraph Group will be reported as discontinued operations. See Note 19(c) to the condensed consolidated financial statements.

     On July 30, 2004, the Company used approximately $213.4 million of the proceeds from the sale of the Telegraph Group to repay in full all amounts outstanding under its Senior Credit Facility utilized by the Telegraph Group and terminated all derivatives related to that facility. In addition, the Company paid costs of approximately $2.1 million for premiums and fees related to the early repayment of the facility and $32.3 million, including $29.7 million previously recognized in mark-to-market adjustments, in fees to cancel the cross-currency interest rate swaps the Company had in place with respect to amounts outstanding under the Senior Credit Facility. The Senior Credit Facility and related items will be included in discontinued operations.

     Retirement of 9% Senior Notes -- In June 2004, the Company commenced a tender offer and consent solicitation to retire all 9% Senior Notes. Approximately 97% of the principal amount of the 9% Senior Notes were tendered. The Company used approximately $344.8 million of the proceeds from the sale of the Telegraph Group to purchase and retire the 9% Senior Notes tendered and related expenses. The tender closed on August 2, 2004. In September 2004, the Company retired an additional $3.4 million in principal amount of the 9% Senior Notes. The cost of the early retirement of the 9% Senior Notes is approximately $60.4 million, consisting of a premium for early retirement, swap cancellation fees and related fees. The cost has been recognized during the third quarter of 2004 and reflected in "Other Income (Expense), net". See "Liquidity and Capital Resources."

     Declaration of Special and Regular Dividends -- On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a special dividend of $2.50 per share on the Company's Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share on the Company's Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, the outstanding grants under the Company's stock incentive plans have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company's Class A Common Stock. On each of December 16, 2004 and March 31, 2005, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share on the Company's Class A and Class B Common Stock which were paid on January 18, 2005 and April 20, 2005, respectively.

     The Chicago Sun-Times Circulation Overstatement -- On October 5, 2004, the Company announced that its Audit Committee, after conducting an internal review, determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by the Audit Bureau of Circulations commencing in 1998, had been overstated. The Chicago Sun-Times announced a plan intended to make restitution to its advertisers related to the circulation overstatements. To cover the estimated cost of restitution and settlement of related lawsuits filed against the Company, the Company recorded a pre-tax charge of approximately $24.1 million in the fourth quarter of 2003 and approximately $2.9 million for the first quarter of 2004. The Company continues to evaluate the adequacy of the accruals as negotiations with advertisers proceed.

     The Audit Committee also conducted a Company-wide review and found that circulation inflation practices were also employed at two other Chicago area newspapers, the Daily Southtown and The Star, as well as The Jerusalem Post. The overstatement practices have been discontinued at these papers, and the Company does not expect the impact of the practices at these three newspapers to have a material impact on the Company. The Company has implemented certain procedures and will implement other procedures to help ensure that similar overstatements do not occur in the future.

     Disposition of Interest in Trump Joint Venture -- On June 21, 2004, the Company entered into an agreement to sell its 50% interest in the joint venture for the development of the property on which a portion of the Chicago Sun-Times operations was then situated. Immediately prior to the sale of the interest in the joint venture, the Company contributed to the joint venture its property in downtown Chicago where the Chicago Sun-Times had conducted its editorial, pre-press, marketing, sales and administrative activities. Under the terms of the agreement, the Company received $4.0 million upon entering into the agreement and the balance of approximately $66.7 million, net of closing costs and adjustments, was received in cash at closing on October 15, 2004. As a result, the Company will recognize a gain before taxes of approximately $44.2 million in the fourth quarter of 2004.

     As a result of the decision to sell its interest in the joint venture and related real estate, the Chicago Sun-Times entered into an operating lease for new office space. The new lease is for 15 years and will have an average annual expense of approximately $2.7 million. The Chicago Sun-Times relocated to the new office space in the fourth quarter of 2004 resulting in a significant amount of capital expenditures of approximately $10.3 million through September 30, 2004. See "Liquidity and Capital Resources -- Capital Expenditures."

     Hollinger L.P. Tender Offer -- On August 6, 2004, the Toronto Stock Exchange ("TSX") suspended the listing of the units of Hollinger L.P. since the general partner of Hollinger L.P. does not have at least two independent directors as required by TSX listing requirements. On August 5, 2004, the Company expressed an interest in pursuing a tender for the units of Hollinger L.P. not held by affiliates of the Company. An independent committee of the general partner of Hollinger L.P., consisting of the sole independent director, was formed and it retained independent legal counsel and financial advisors. Continuing liquidity for minority unit holders during the tender process has been provided through a listing of the units on a junior board of the TSX Venture Exchange. On December 10, 2004, it was announced that the Company would not pursue the tender until such time as Hollinger L.P. is current in its financial statement filings.

     CanWest Debentures -- On October 7, 2004, the Company agreed, under the terms of an agreement with CanWest the purpose of which was to facilitate the refinancing by CanWest of the existing CanWest Debentures with newly issued debentures through an exchange offer, to sell to CanWest for cash all of the CanWest Debentures beneficially owned by the Company upon the completion of the CanWest Exchange Offer. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of CanWest Debentures and residual interest in the Participation Trust that was attributable to foreign currency exchange. The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust with debentures issued by a wholly-owned subsidiary of CanWest and the unwinding of the Participation Trust. As a result, the Company's exposure to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The

Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on $16.7 million held as restricted cash. See Note 13 to the condensed consolidated financial statements and "Off Balance Sheet Arrangements" following.

     Sale of The Jerusalem Post -- On December 15, 2004, the Company announced that, as part of the Strategic Process, it had completed the sale of The Palestine Post Limited. That company is the publisher of The Jerusalem Post, The Jerusalem Report and related publications. The transaction involved the sale by the Company of its debt and equity interests in The Palestine Post Limited for $13.2 million. The sale of The Palestine Post Limited represented a disposition of substantially all of the operations of the Community Group. During the fourth quarter of 2004, the Community Group will be reported as discontinued operations. See Note 19(g) to the condensed consolidated financial statements.

  SIGNIFICANT TRANSACTIONS IN 2003

     On March 10, 2003, the Company purchased 2,000,000 shares of its Class A common stock from Hollinger Inc. at $8.25 per share for $16.5 million. The Company also redeemed the remaining 93,206 shares of its Series E Redeemable Convertible Preferred Stock pursuant to a redemption request by Hollinger Inc. at the fixed price of Cdn.$146.63 per share for a total of $9.3 million.

     On April 10, 2003, CanWest notified the Company of its intention to redeem Cdn.$265.0 million of principal amount of CanWest Debentures on May 11, 2003. Of the total proceeds received by the Company, $159.8 million related to CanWest Debentures for which participations were sold to the Participation Trust and has been paid to the Participation Trust. The balance of $27.6 million was retained by the Company in respect of its interest in the CanWest Debentures.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the Company's consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. There have been no significant changes in the Company's critical accounting policies and estimates in the three month period ended March 31, 2004. For a discussion of these policies and estimates, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  RESTATEMENT OF 2003 FINANCIAL STATEMENTS

     During the course of preparing its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain previously reported financial information required restatement arising from the findings of the Special Committee. The accompanying condensed consolidated financial statements for the three month period ended March 31, 2003 have been restated to record additional accruals for tax contingencies to cover interest that the Company may be required to pay. The effect of this restatement resulted in an increase to income tax expense of $1.1 million for the three months ended March 31, 2003. As a result, the net earnings and basic net earnings per share decreased by $1.1 million, or $0.01 per share, respectively, for the three months ended March 31, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

  NET EARNINGS (LOSS)

     Net loss in the first quarter of 2004 amounted to $26.7 million, or a loss of $0.30 per share compared to net earnings of $1.2 million in the first quarter of 2003, or $0.01 per share. During the three month period ended March 31, 2004, the Company incurred costs of $21.0 million with respect to the Special Committee and its investigation compared to nil in the three months ended March 31, 2003. Special Committee costs include legal and other costs incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation that has arisen as a result of the issues that the Special Committee has investigated and fees paid by the Company as a result of indemnifications of current and former officers and directors. During the three months ended March 31, 2004 and 2003, the Company had a number of significant infrequent and unusual items including costs on the early retirement of debt of nil and $37.3 million, respectively, and foreign exchange losses, largely related to the Participation Trust, of $5.7 million in the first quarter of 2004 and a gain of $44.0 million in the first quarter of 2003 all on a before tax basis.

  OPERATING REVENUES AND OPERATING INCOME (LOSS)

     Operating revenues and operating loss in the first quarter of 2004 were $285.9 million and $5.0 million, respectively, compared with operating revenues of $260.3 million and operating income of $13.5 million in the first quarter of 2003. The increase in operating revenue of $25.6 million over the prior year quarter is principally a reflection of an increase in advertising revenues at the Chicago Group and an increase in advertising and circulation revenues at the U.K. Newspaper Group, largely due to exchange rate movements. The $18.5 million increase in operating loss in the first quarter of 2004 is primarily due to an increase in the above referenced costs incurred with respect to the Special Committee of $21.0 million, somewhat offset by a decrease in management fees of $6.1 million and corporate aircraft costs of $0.8 million while the revenue increase was largely offset by increases in other operating costs.

  OPERATING COSTS AND EXPENSES

     Total operating costs and expenses increased by $44.0 million to $290.9 million for the three months ended March 31, 2004 from $246.9 million for the same period in 2003. The increase is primarily a result of the above referenced costs incurred with respect to the Special Committee of $21.0 million, increased corporate legal and other professional fees of $1.5 million, an increase in stock based and other compensation costs of $11.4 million, increased expense related to Chicago Sun-Times circulation restitution of $2.9 million, increases in operating expenses of $7.0 million in the U.K. Newspaper Group and increased newsprint expenses of $3.3 million, partially offset by the decrease in management fees of approximately $6.1 million ($3.9 million excluding the U.K.) resulting from the reduction and subsequent cancellation of management services with RMI and related companies, a reduction in corporate aircraft costs of $0.8 million and a decrease in amortization and depreciation expense of $1.0 million, largely resulting from intangibles fully amortized at the end of 2003.

  OTHER INCOME (EXPENSE)

     Interest expense was $2.0 million and $13.9 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in interest expense compared to 2003 is largely due to the positive impact of interest rate swaps of $11.3 million, including improved mark-to-market adjustments of $9.3 million in 2004 as compared to $1.8 million in 2003 and lower interest expense of $2.8 million due to debt retired in early 2003.

     Other income (expense), net, in the first quarter of 2004 worsened by $15.1 million to an expense of $10.0 million from income of $5.1 million in the same period in 2003. The decline largely reflects a decrease in foreign currency gains (losses) as the Company experienced a loss of $5.7 million in 2004 as compared to a gain of $44.0 million in 2003, or a decline of $49.7 million, and fees of $3.8 million in 2004 related to the strategic process, somewhat offset by costs associated with the retirement of the Company's 9.25% Senior Subordinated Notes of $37.3 million in 2003.

     Income tax expense was $13.2 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company's income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $10.0 million and $5.1 million in the three months ended March 31, 2004 and 2003, respectively. See Note 3(a) to the Company's condensed consolidated financial statements.

     Minority interest in the first quarter of 2004 totaled $0.4 million compared to $1.7 million in 2003. Minority interest primarily represents the minority share of net earnings of Hollinger L.P. The improvement for the three months ended March 31, 2004 is due primarily to the lower operating results of Hollinger L.P.

SEGMENT RESULTS

     The Company divides its business into five principal segments: the Chicago Group, the U.K. Newspaper Group, the Community Group, the Canadian Newspaper Group, and the Investment and Corporate Group.

     Following is a discussion of the results of operations of the Company by operating segment.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                              (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)
Operating revenues:
  Chicago Group.............................................  $108,771   $106,014
  U.K. Newspaper Group......................................   155,143    134,555
  Community Group...........................................     2,397      2,742
  Canadian Newspaper Group..................................    19,604     17,036
  Investment and Corporate Group............................        --         --
                                                              --------   --------
Total operating revenues....................................  $285,915   $260,347
                                                              ========   ========
Operating income (loss):
  Chicago Group.............................................  $  4,797   $  6,294
  U.K. Newspaper Group......................................    23,547     16,579
  Community Group...........................................    (1,346)    (1,718)
  Canadian Newspaper Group..................................    (1,351)    (1,517)
  Investment and Corporate Group............................   (30,652)    (6,155)
                                                              --------   --------
Total operating income (loss)...............................  $ (5,005)  $ 13,483
                                                              ========   ========
Operating revenues:
  Chicago Group.............................................      38.0%      40.7%
  U.K. Newspaper Group......................................      54.3%      51.7%
  Community Group...........................................       0.8%       1.1%
  Canadian Newspaper Group..................................       6.9%       6.5%
  Investment and Corporate Group............................       0.0%       0.0%
                                                              --------   --------
Total operating revenues....................................       100%       100%
                                                              ========   ========
Operating income (loss) margin:
  Chicago Group.............................................       4.4%       5.9%
  U.K. Newspaper Group......................................      15.2%      12.3%
  Community Group...........................................     (56.2)%    (62.7)%
  Canadian Newspaper Group..................................      (6.9)%     (8.9)%
  Investment and Corporate Group............................       N/A        N/A
                                                              --------   --------
Total operating income (loss) margin........................      (1.8)%      5.2%
                                                              ========   ========

  CHICAGO GROUP

     The following table sets forth, for the Chicago Group, for the periods indicated, certain results of operations.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                              (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)
Operating revenues:
  Advertising...............................................  $ 84,334   $ 81,188
  Circulation...............................................    21,618     22,010
  Job printing and other....................................     2,819      2,816
                                                              --------   --------
Total operating revenues....................................   108,771    106,014
                                                              --------   --------
Operating costs and expenses:
  Newsprint.................................................    17,220     16,255
  Compensation..............................................    43,580     43,321
  Other operating costs.....................................    35,739     32,282
  Depreciation..............................................     4,701      4,447
  Amortization..............................................     2,734      3,415
                                                              --------   --------
Total operating costs and expenses..........................   103,974     99,720
                                                              --------   --------
Operating income............................................  $  4,797   $  6,294
                                                              ========   ========

     Operating revenues for the Chicago Group were $108.8 million and $106.0 million for the three month periods ended March 31, 2004 and 2003, respectively, which is an increase of $2.8 million.

     Advertising revenue was $84.3 million in the first quarter of 2004, compared with $81.2 million for the comparable period in 2003. The $3.1 million increase in advertising revenue for the three months ended March 31, 2004 primarily reflects increases in national advertising of $1.2 million and in retail advertising revenue of $2.1 million.

     Circulation revenue was $21.6 million for the three month period ended March 31, 2004, compared with $22.0 million for the same period in 2003, which is a decrease of $0.4 million for the three month period. The decrease of $0.4 million was primarily at the Chicago Sun-Times.

     Total operating costs and expenses for the first quarter were $104.0 million in 2004 compared with $99.7 million in 2003, an increase of $4.3 million.

     Newsprint expense in the first quarter of 2004 was $17.2 million compared with $16.3 million in 2003, an increase of $0.9 million. Total newsprint consumption for the three month period in 2004 decreased approximately 0.5% with the average cost per tonne of newsprint approximately 6.5% higher than the three months ended March 31, 2003.

     Other operating costs in the first quarter of 2004 were $35.7 million, compared with $32.3 million in 2003, an increase of $3.4 million. The increase in other operating costs for the quarter was largely reflective of circulation overstatement accruals of $2.9 million, and a $1.1 million increase in advertising and marketing costs at the Chicago Sun-Times, to support an increase in the newsstand price of the paper effective in April 2004, partially offset by a $1.8 million decrease in RMI management fees.

     Depreciation and amortization expense in the first quarter of 2004 was $7.4 million compared with $7.9 million in 2003. The decrease in amortization expense reflects certain non-compete intangible assets that were fully amortized at the end of 2003.

     Operating income in the first quarter of 2004 totaled $4.8 million compared with $6.3 million in 2003, a decrease of $1.5 million. The decrease reflects the previously noted higher revenues more than offset by the circulation overstatement expense, higher newsprint and other operating costs.

  U.K. NEWSPAPER GROUP

     The following table sets forth, for the U.K. Newspaper Group, for the periods indicated, certain results of operations.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                              (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)
Operating revenues:
  Advertising...............................................  $ 97,150   $ 88,291
  Circulation...............................................    50,375     40,209
  Job printing and other....................................     7,618      6,055
                                                              --------   --------
Total operating revenues....................................   155,143    134,555
                                                              --------   --------
Operating costs and expenses:
  Newsprint.................................................    21,942     19,759
  Compensation..............................................    30,647     25,785
  Other operating costs.....................................    75,987     68,954
  Depreciation..............................................     3,020      3,478
                                                              --------   --------
Total operating costs and expenses..........................   131,596    117,976
                                                              --------   --------
Operating income............................................  $ 23,547   $ 16,579
                                                              ========   ========

     The discussion of the results of the U.K. Newspaper Group are abbreviated as the Company has since disposed of its operations. The U.K. Newspaper Group's operations consisted of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk and The Spectator and Apollo magazines. The Telegraph Group was disposed of on July 30, 2004. See Note 19(c) to the condensed consolidated financial statements.

     Operating revenues for the U.K. Newspaper Group were $155.1 million and $134.6 million for the three month period ended March 31, 2004 and 2003, respectively, which is an increase of $20.5 million. In pounds sterling, operating revenues were L84.4 million and L84.0 million for the three month period ended March 31, 2004 and 2003, respectively. Operating revenues increased primarily due to the strengthening of the British pound to the U.S. dollar.

     Advertising revenue was $97.2 million for the first quarter of 2004 compared to $88.3 million for the first quarter of 2003. In pounds sterling, revenues were L52.8 million in 2004 compared to L55.1 million in 2003.

     Circulation revenue was $50.4 million or L27.4 million for the first quarter of 2004, compared to $40.2 million or L25.1 for the same period in 2003. The increase in the circulation revenue for the three month period reflects the price increases that were implemented during the third and fourth quarters of 2003.

     Total operating costs and expenses for the U.K. Newspaper Group were $131.6 million and $118.0 million for the three month period ended March 31, 2004 and 2003, respectively, which is an increase of $13.6 million. In pounds sterling, total operating costs and expenses were L69.9 million and L70.2 million for the three month period ended March 31, 2004 and 2003, respectively.

     Newsprint expense was $21.9 million or L11.9 million compared with $19.8 million or L12.3 million in 2003, a decrease of $2.1 million or L0.4 million. Newsprint consumption decreased 1% for the three months ended March 31, 2004 compared with the same period in 2003 and cost per tonne of newsprint decreased 2% in local currency.

     Compensation costs in 2004 were $30.6 million or L16.7 million compared with $25.8 million or L16.1 million in the first quarter of 2003, an increase of $4.8 million or L0.6 million. This increase was primarily the result of annual salary increases at the Telegraph Group.

     Other operating costs were $76.0 million or L41.3 million and $69.0 million or L41.8 million for the three months ended March 31, 2004 and 2003, respectively, which is an increase of $7.0 million or a decrease of L0.5 million. In 2003, the U.K. Newspaper Group had incurred RMI management fees of approximately L1.2 million (nil in 2004). Additionally, in 2004 the Telegraph Group spent L1.0 million less on marketing campaigns than was spent in 2003. These savings were partially offset by an increase in the publication costs that the Telegraph Group was charged from its printing joint venture (approximately L0.9 million) as well as higher administrative and editorial costs (approximately L1.2 million).

     Operating income in the first quarter of 2004 was $23.5 million compared with $16.6 million in 2003, an increase of $6.9 million. The increase reflects the previously mentioned higher revenues combined with the decrease in other operating costs and the strengthening of the British pound to the U.S. dollar.

 COMMUNITY GROUP

     The following table sets forth, for the Community Group, for the periods indicated, certain results of operations.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                              (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)
Operating revenues:
  Advertising...............................................  $   817    $   874
  Circulation...............................................    1,424      1,529
  Job printing and other....................................      156        339
                                                              -------    -------
Total operating revenues....................................    2,397      2,742
                                                              -------    -------
Operating costs and expenses:
  Newsprint.................................................      215        305
  Compensation..............................................    1,511      1,498
  Other operating costs.....................................    1,653      2,450
  Depreciation..............................................      364        207
                                                              -------    -------
Total operating costs and expenses..........................    3,743      4,460
                                                              -------    -------
Operating loss..............................................  $(1,346)   $(1,718)
                                                              =======    =======

     Operating revenues and operating loss for the Community Group were $2.4 million and $1.3 million in the first quarter of 2004, respectively, compared with operating revenues of $2.7 million and an operating loss of $1.7 million in 2003. The decline in operating revenues was more than offset by an improvement in newsprint pricing and usage and other operating costs, including lower RMI management fees of $0.1 million.

     See Note 19(g) to the condensed consolidated financial statements regarding the sale of The Jerusalem Post and related publications on December 15, 2004.

  CANADIAN NEWSPAPER GROUP

     The following table sets forth, for the Canadian Newspaper Group, for the periods indicated, certain results of operations.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                              (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)
Operating revenues:
  Advertising...............................................  $14,198    $12,131
  Circulation...............................................    2,900      2,633
  Job printing and other....................................    2,506      2,272
                                                              -------    -------
Total operating revenues....................................   19,604     17,036
                                                              -------    -------
Operating costs and expenses:
  Newsprint.................................................    1,727      1,439
  Compensation..............................................   10,921      9,646
  Other operating costs.....................................    7,851      7,163
  Depreciation..............................................      456        305
                                                              -------    -------
Total operating costs and expenses..........................   20,955     18,553
                                                              -------    -------
Operating loss..............................................  $(1,351)   $(1,517)
                                                              =======    =======

     Operating revenues in the Canadian Newspaper Group in the first quarter of 2004 were $19.6 million compared with $17.0 million in 2003. The increase of $2.6 million for the quarter reflects increased advertising revenue of $2.1 million and a $0.3 million increase in circulation revenue. The operating loss of the Canadian Newspaper Group was $1.4 million in the first quarter of 2004 compared with an operating loss of $1.5 million in 2003. First quarter 2004 operating costs and expenses have increased $2.4 million, compared to first quarter 2003, primarily because of higher compensation costs caused by merit increases as well as the fluctuation in the Canadian exchange rate. Other operating costs have increased primarily because of higher legal and consulting fees as well as the fluctuation in the Canadian exchange rate, somewhat offset by a decrease in RMI management fees of $0.7 million. The results for the Canadian Newspaper Group include pension and post-retirement obligation expense of $0.9 million for the three months ended March 31, 2004, a decrease of $0.6 million compared with the three month period ended March 31, 2003 of $1.5 million. These obligations relate to liabilities to retired employees not assumed by the purchasers of the related businesses.

  INVESTMENT AND CORPORATE GROUP

     The following table sets forth, for the Investment and Corporate Group, for the periods indicated, certain results of operations.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
                                                              (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)
Operating revenues:
  Advertising...............................................  $     --   $    --
  Circulation...............................................        --        --
  Job printing and other....................................        --        --
                                                              --------   -------
Total operating revenues....................................        --        --
                                                              --------   -------
Operating costs and expenses:
  Compensation..............................................     5,940       955
  Other operating costs.....................................    24,698     4,803
  Depreciation..............................................        14       397
                                                              --------   -------
Total operating costs and expenses..........................    30,652     6,155
                                                              --------   -------
Operating loss..............................................  $(30,652)  $(6,155)
                                                              ========   =======

     Operating costs and expenses of the Corporate Group were $30.7 million in first quarter of 2004 compared with $6.2 million in 2003, an increase of $24.5 million. The increase in operating costs and expenses is mainly a result of an increase of $21.0 million for the quarter in costs related to the Special Committee investigation, an increase in stock-based compensation charges of $4.5 million in the first quarter of 2004 and an increase in legal, accounting and other professional fees of $1.5 million, somewhat offset by decreases in RMI management fees of $1.3 million and aircraft costs of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company's ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, and other payments. Similarly, the Company's ability to pay dividends on its common stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company's subsidiaries and affiliated companies are under no obligation to pay dividends and may be subject to or become subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends or repatriate funds to the United States. The Company's right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

     Following the sale of the Telegraph Group on July 30, 2004, the Company is heavily dependent upon the Chicago Group for cash flow. That cash flow in turn is dependent on the Chicago Group's ability to sell advertising in its market. The Company's cash flow is expected to continue to be cyclical, reflecting changes in economic conditions.

     The Company believes it has sufficient liquidity to meet its financial obligations for the foreseeable future with liquidity available from cash on hand, the sale of assets, operating cash flows and debt financing.

     Using proceeds from the sale of the Telegraph Group on July 30, 2004, the Company fully repaid and cancelled its Senior Credit Facility and purchased and retired substantially all of its 9% Senior Notes through a tender offer and consent solicitation. All but $9.4 million of the $300.0 million in 9% Senior Notes were redeemed through the tender and all covenants were removed from the un-tendered notes. The Company has since purchased in the open market and retired an additional $3.4 million in principal of the 9% Senior Notes and repaid the remaining $5.1 million on its 8.625% Senior Notes, due 2005, upon their maturity in March 2005.

     The following table outlines the Company's cash and debt positions as of the dates indicated:

                                                       SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                      ---------------------   --------------------
                                                                     (IN THOUSANDS)
Cash and cash equivalents...........................        $743,377                $134,494
                                                            ========                ========
8.625% Senior Notes due 2005........................        $  5,082                $  5,082
9% Senior Notes due 2010............................           6,000                 300,000
Senior Credit Facility..............................              --                 217,129
Other non-interest bearing non-competition
  agreements........................................             404                     750
Other...............................................           2,910                   6,311
                                                            --------                --------
Total long-term debt................................        $ 14,396                $529,272
                                                            ========                ========

     The table includes September 30, 2004, following the sale of the Telegraph Group, due to the significant impact the proceeds, and the use of such proceeds, had on the Company's cash and debt positions.

     Certain recent actions and activities underway or under consideration have reduced or could reduce the Company's cash position as compared to the cash position as of September 30, 2004. The Company is attempting to purchase the remaining $6.0 million in principal amount of the 9% Senior Notes. On November 30, 2004, the Company paid the National Post Company Cdn.$26.5 million (including interest and costs) in full satisfaction of a judgment obtained against the Company. On December 16, 2004, the Board of Directors declared a special dividend of $2.50 per share in an aggregate amount of approximately $226.7 million paid on January 18, 2005. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on March 1, 2005 in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company has sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, the outstanding grants under the Company's stock incentive plans have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company's Class A Common Stock. In May of 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its shareholders largely from the proceeds of the CanWest Exchange Offer. See Note 13 to the condensed consolidated financial statements. Approximately 13% (or $12.0 million) of this dividend will be paid to the minority shareholders.

     On October 15, 2004, the Company completed the sale of the 401 N. Wabash Venture and related assets and received additional net proceeds of $66.7 million. On November 19, 2004, the Company received approximately $133.6 million from the sale to CanWest of its beneficial interest in the CanWest Debentures held by the Company and residual interests in the Participation Trust that was attributable to foreign currency exchange. On December 15, 2004, the Company completed the sale of The Palestine Post Limited, the publisher of The Jerusalem Post and related publications for $13.2 million.

     There may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance
Sheets:

                                                          MARCH 31, 2004      DECEMBER 31, 2003
                                                         -----------------   --------------------
                                                                      (IN THOUSANDS)
Classified as current liabilities......................      $485,759              $466,484
Classified as non-current liabilities..................       270,917               274,992
                                                             --------              --------
                                                             $756,676              $741,476
                                                             ========              ========

     The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals are adjusted regularly to reflect additional interest and penalties that may become payable in respect to the contingent liabilities.

     A substantial portion of accruals to cover contingent liabilities for income taxes relates to the tax treatment of gains on the sale of a portion of the Company's non-U.S. operations. Strategies have been and may be implemented that may defer and/or reduce these taxes but the effects of these strategies have not been reflected in the accounts. The accruals to cover contingent tax liabilities also relate to management fees, "non-competition" payments and items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest from the dates such taxes would have been paid had the deductions not been taken, and the Company may be subject to penalties. The timing and amounts of any payments the Company may be required to make are uncertain.

     The Company is currently involved in several legal actions as both plaintiff and defendant. These actions are in preliminary stages and it is not yet possible to determine their ultimate outcome. At this time the Company cannot estimate the impact these actions and the related legal fees may have on its future cash requirements.

     Discussions are underway for a new credit facility to be used for general corporate purposes and to provide continued liquidity. Based on responses to date and historical access to bank and bond markets, the Company expects that it can complete a financing to meet its needs in the event those needs exceed currently available liquidity.

  CASH FLOWS AND WORKING CAPITAL

     Working capital consists of current assets less current liabilities. At March 31, 2004, working capital, excluding debt obligations and restricted cash and escrow deposits, was a deficiency of $369.6 million compared to a deficiency of $364.3 million at December 31, 2003.

     Cash provided by operating activities was $27.9 million in the three months ended March 31, 2004, compared with $0.8 million used in operating activities in 2003. The decline in net earnings was more than offset by the increase resulting from changes in working capital, net while net non-cash items, largely related to foreign currency impact from the Participation Trust, and non-operating items contributed the remaining improvement in cash operating activities.

     Cash provided by financing activities was $16.6 million in 2004 and $10.2 million in 2003. The increase in cash provided by financing activities reflects offsetting effects of stock issuances pursuant to option exercises in 2004 and debt activity in 2003 and minor impacts from borrowings from related parties and other financing activities.

  DEBT

     Long-term debt, including the current portion, was $527.4 million at March 31, 2004 compared with $529.3 million at December 31, 2003. During the first quarter of 2004, the Company repaid approximately $1.9 million of debt.

     As discussed earlier, the Company completed its sale of the Telegraph Group on July 30, 2004 and received proceeds of approximately $1,323.9 million. The Company used approximately $213.4 million to fully repay and cancel the Senior Credit Facility utilized by the Telegraph Group. In addition, the Company incurred costs of approximately $32.3 million to cancel the facility, terminate the cross currency interest rate swaps and write-off deferred financing fees with respect to the Senior Credit Facility.

     During June 2004, the Company made a tender (amended in July 2004) for the retirement of the 9% Senior Notes. The tender offer closed on July 30, 2004 at which point approximately 97% of the 9% Senior Notes were tendered for early retirement. Using proceeds from the sale of the Telegraph Group, the Company retired approximately $290.6 million of principal of the 9% Senior Notes. The Company incurred costs of approximately $59.9 million related to premiums to retire the debt, interest rate swap cancellation costs and other fees. During September 2004, the Company purchased another $3.4 million in principal of the 9% Senior Notes on the open market and incurred costs of approximately $0.5 million.

  CAPITAL EXPENDITURES

     The Company has typically funded its capital expenditures out of cash provided by operating activities and anticipates it will have sufficient cash flow to continue to do so for the foreseeable future. In 2004, the Chicago Sun-Times entered into a 15-year operating lease for new office space and incurred capital expenditures of approximately $10.3 million related to leasehold improvements and other property, plant and equipment through September 30, 2004.

 DIVIDENDS AND OTHER COMMITMENTS

     See "Declaration of Special and Regular Dividends" under the caption "Significant Developments in 2004 and 2005". The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable dividend requirements.

 OFF BALANCE SHEET ARRANGEMENTS

  Hollinger Participation Trust

     On April 10, 2003, CanWest notified the Company of its intention to redeem Cdn.$265.0 million of the CanWest Debentures. On May 11, 2003, CanWest redeemed Cdn.$265.0 million principal amount of the CanWest Debentures plus interest accrued to the redemption date of Cdn.$8.8 million for a total of Cdn.$273.8 million ($197.2 million), of which Cdn.$246.6 million was payable to the Participation Trust. This amount, converted at the contractual fixed rate of $0.6482 for each Canadian dollar, totaled $159.8 million and was delivered to the Participation Trust on May 11, 2003. The balance of the proceeds of $37.4 million, less the amounts paid under a cross currency swap of $9.8 million, or $27.6 million, was retained by the Company in respect of its interest in the CanWest Debentures. Of the proceeds retained by the Company, approximately $16.7 million was restricted under the terms of the Participation Trust and unavailable for general corporate purposes until November 18, 2004, when the Participation Trust was unwound. See below.

     On October 7, 2004, the Company agreed, under the terms of an agreement with CanWest to facilitate the refinancing by CanWest of the existing CanWest Debentures with newly issued debentures through an exchange offer, to sell to CanWest for cash all of the CanWest Debentures beneficially owned by the Company. The Company's obligation to sell the CanWest Debentures, and CanWest's obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer was subject to a number of conditions, including that at least two-thirds of the outstanding principal amount of Trust Notes be tendered in the CanWest Exchange Offer. On October 28, 2004, CanWest announced that holders of substantially more than 66 2/3% in aggregate principal amount of the Trust Notes had agreed in writing to tender their Trust Notes in the CanWest Exchange Offer. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of the CanWest Debentures and the residual interests in the Participation Trust attributable to foreign currency exchange. The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust and the dissolution of the Participation Trust. As a result, the Company's exposure to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on the $16.7 million reflected as "Escrow deposits and restricted cash" on the Company's Condensed Consolidated Balance Sheets.

  Joint Venture Arrangements

     The Company was a venture partner in two joint ventures in the U.K. These ventures were created and designed for the purpose of realizing cost synergies by combining the production process of the U.K. Newspaper Group and the joint venture partners. The joint ventures were operated to break-even over the long term and provide printing services to the Company and its venture partner, and charged the Company based on the amount of printing done for it. The Company's interest in these joint ventures were sold in connection with the sale of the Telegraph Group on July 30, 2004.

  Derivatives

     The Company has historically used swap agreements to address currency and interest rate risks associated with its significant credit and debt agreements including the 9% Senior Notes and the Senior Credit Facility. The Company marked-to-market the value of the swaps on a quarterly basis, with the gains or losses on currency swaps recorded as a component of "Other income (expense), net" and gains and losses on interest rate swaps recorded as a component of "Interest expense" in the Condensed Consolidated Statements of Operations. The fair value of these contracts and swaps is included in the Condensed Consolidated Balance Sheets in "Other liabilities".

     As discussed under "Debt" above, the Company terminated the swap agreements related to the 9% Senior Notes and the Senior Credit Facility when these debts were repaid, or substantially retired, using the proceeds from the sale of the Telegraph Group.

  Commercial Commitments and Contractual Obligations

     In connection with the Company's insurance program, letters of credit are required to support certain projected workers' compensation obligations. At March 31, 2004, letters of credit in the amount of $4.2 million were outstanding.

     Set out below is a summary of the amounts due and committed under contractual cash obligations at March 31, 2004:

                                               DUE IN 1 YEAR        DUE BETWEEN        DUE BETWEEN      DUE OVER
                                    TOTAL         OR LESS          1 AND 3 YEARS      4 AND 5 YEARS     5 YEARS
                                   --------   ----------------   -----------------   ----------------   --------
                                                                  (IN THOUSANDS)
Senior and Senior Subordinated
  Notes(1)......................   $  5,082       $ 5,082             $   --              $   --        $     --
9% Senior Notes.................    300,000            --                 --                  --         300,000
Senior Credit Facility..........    216,462         2,820              6,432               6,565         200,645
Non-competition agreements......        549           173                190                 186              --
Other long-term debt............      5,286         2,597              2,052                 637              --
                                   --------       -------             ------              ------        --------
Total contractual cash
  obligations...................   $527,379       $10,672             $8,674              $7,388        $500,645
                                   ========       =======             ======              ======        ========

---------------

(1) The notes that remain outstanding matured and were retired in March 2005.

     In addition to amounts committed under contractual cash obligations, the Company has also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of assets. For more information on the Company's contingent obligations, see Notes 12, 16 and 19 to the Company's condensed consolidated financial statements herein.

     The Company expects its internal cash flow and cash on-hand to be adequate to meet its foreseeable capital and operating requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued SFAS No. 132, (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132R"). This Statement retains the disclosures required by Statement 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements; those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost is to be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R was to be effective as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the compliance date was changed by the SEC such that SFAS 123R is effective at the start of the next fiscal period beginning after June 15, 2005, which is January 1, 2006 for the Company. The Company has not yet determined the impact SFAS 123R will have on its results of operations and expects to adopt SFAS 123R on January 1, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     NEWSPRINT On a consolidated basis newsprint expense amounted to $41.1 million in the first three months of 2004 and $37.8 million during the same period in 2003. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint increase of $35.00 per tonne during the second quarter and another $25.00 per tonne in the fourth quarter of 2003, the effects of which were limited to the Chicago Group and Canadian Group operations. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the three months ended March 31, 2004, a change in the price of newsprint of $50 per tonne (from an average price per tonne of approximately $550 in 2004 versus approximately $505 in 2003) would have increased or decreased the operating loss for the three months ended March 31, 2004 by approximately $2.2 million.

     INFLATION During the past three years, inflation has not had a material effect on the Company's newspaper businesses.

     INTEREST RATES At March 31, 2004, the Company had debt totaling $250.0 million which is subject to interest calculated at floating rates as a consequence of fixed to floating swaps arranged by the Company. The current rates of interest are reset every six months in arrears on June 15 and December
15. A 1% change in interest rate would have resulted in a change in interest costs in respect of such debt of approximately $2.5 million. On July 30, 2004, upon completion of the sale of the Telegraph Group, the Company terminated its interest rate swap agreements of $150.0 million and $100.0 million related to the 9% Senior Notes. See Note 11(b) to the condensed consolidated financial statements.

     FOREIGN EXCHANGE RATES A portion of the Company's income is earned outside of the United States in currencies other than the United States dollar. As a result the Company's operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the three months ended March 31, 2004, a $0.05 change in key foreign currencies would have the following effect on the Company's reported net earnings for the three months ended March 31, 2004:

                                                          ACTUAL AVERAGE
                                                            2004 RATE      INCREASE/DECREASE
                                                          --------------   -----------------
                                                                            (IN THOUSANDS)
United Kingdom..........................................   $    1.84/L          $   519
Canada..................................................   $0.76/Cdn.$          $37,228(1)

---------------

(1) Included in the increase/decrease noted is $37.8 million in respect of the Company's sale of Participations as noted below.

     In 2001, the Company sold Participations in Cdn.$756.8 million principal amount of CanWest debentures to the Participation Trust. In respect of these debentures, based on the original Canadian principal amount, the Company would eventually be required to deliver to the Participation Trust debentures with a principal amount equivalent to $490.5 million, which equates to a fixed rate of exchange of 0.6482 U.S. dollars to each Canadian dollar, as well as additional debentures in respect of the paid-in-kind interest at the same fixed rate of exchange. During the second quarter of 2003, CanWest redeemed a total of Cdn.$265.0 million principal amount of debentures and, of the total proceeds received, $159.8 million was paid to the Participation Trust. Upon receipt of the notice of redemption, the Company entered into a U.S. dollar forward purchase contract for the full amount of the Canadian dollar redemption proceeds to coincide with the date of receipt of the proceeds. At March 31, 2004, the obligation to the Participation Trust was $489.5 million, and the corresponding CanWest debentures had a principal amount receivable of Cdn.$755.2 million.

     As the requirement to deliver debentures was a U.S. dollar obligation and the notes are denominated in Canadian dollars, the Company was exposed to fluctuations in the related exchange rate. A $0.05 change in the rate of exchange of U.S. dollars into Canadian dollars applied to the Cdn.$755.2 million principal amount of CanWest debentures at March 31, 2004 would result in a $37.8 million loss or gain to the Company.

     On October 7, 2004, the Company entered into an agreement with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. The CanWest Exchange Offer was completed on November 18, 2004. As a consequence, all exposure the Company previously had to foreign exchange fluctuations under the Participation Trust was eliminated at that date. See "Liquidity and Capital Resources -- Off-Balance Sheet Arrangements."

ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, the Company's management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with the participation of its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based on that evaluation, for the reasons and in respect of the matters noted below, management has concluded that the disclosure controls and procedures were ineffective as of March 31, 2004 in providing reasonable assurance that material information requiring disclosure was brought to management's attention on a timely basis and that the Company's financial reporting was reliable. Subsequent to the Company's conclusion as of December 31, 2003, as reported in the Company's annual report on Form 10-K for the year ended December 31, 2003, that disclosure controls and procedures were ineffective, substantial improvement occurred with respect to disclosure controls and procedures, both prior to and during the quarter ended March 31, 2004. However, some improvements were still pending at March 31, 2004, or were only in place for part of the 2004 reporting period. Consequently, additional procedures continue to be undertaken and changes in disclosure controls and procedures effected in order that management is able to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing.

     On June 17, 2003, the Board of Directors established a Special Committee to investigate, among other things, certain allegations regarding various related party transactions, all as more fully disclosed under Note 12 to the condensed consolidated financial statements.

     On August 30, 2004, the Special Committee released its Report setting out the scope and results of its investigations. Based largely on the findings of the Special Committee as set out in the Report, the Company's management concluded that the following material weaknesses in the Company's internal controls and ineffectiveness in the design and operation of the Company's disclosure controls and procedures, among others, existed during the year ended or as of December 31, 2003:

     - The "tone from the top" established by the former executive officers was inappropriate to the establishment of an environment in which strong systems of internal controls and disclosure controls and procedures are encouraged.

     - Certain former executive officers of the Company, who were also executive officers at the Company's various controlling stockholders, did not participate in open and timely communication with those responsible for the preparation of corporate reports or with the Board of Directors, in particular its independent members.

     - The management and corporate organizational structures facilitated extraction of assets from the Company by way of related party transactions to benefit direct and indirect controlling stockholders.

     - Common directorships, among certain former executive officers, at the Company and its direct and indirect parent companies and their affiliates, facilitated inappropriate related party transactions between the Company and those entities.

     - The management and reporting structures fostered and maintained the perception of Ravelston and all its direct and indirect subsidiaries being one consolidated corporate group, thus blurring the distinction between the interests of individual entities and their respective unaffiliated stockholders.

     - The procedures for providing information to the Audit and Compensation Committees were inadequate.

     - The Company and its direct and indirect parent companies and controlling stockholders did not retain separate legal counsel when appropriate.

     - Clear and appropriate policies for the identification, reporting, approval and disclosure of related party and other significant transactions did not exist.

     - Inadequate communication to employees of recourse they might have to report illegal or unethical activity without fear of retribution inhibited the identification and mitigation of inappropriate conduct.

     The above pervasive weaknesses directly or indirectly led to other material weaknesses or significant deficiencies in internal controls, such as inadequate documentation of business processes and internal controls.

     There were a number of responses by the Company's management to these material weaknesses in internal controls and ineffectiveness in the design and operation of disclosure controls and procedures. Steps taken to strengthen the design and operation of the Company's disclosure controls and procedures and systems of internal controls included:

     - the segregation of the Company's accounting function from that of its controlling stockholders;

     - the Company's retention of outside legal counsel independent of that of its controlling stockholders and hiring of new in-house General Counsel;

     - the termination of Black's role as Chairman of the Board of Directors and all other executive roles;

     - expansion of the internal audit group and clarification of its role;

     - ongoing documentation of internal controls;

     - communication to employees of the importance of the control environment, the Company's code of ethics and the existence of "whistleblower" procedures;

     - the addition of an experienced, independent member of the Board of Directors to the Audit Committee;

     - quarterly representation by critical management to Corporate Accounting regarding the existence of related parties and related party transactions; and

     - implementation of a Sarbanes-Oxley Section 404 subcertification process, by critical management to Executive management and chairman of the Audit Committee, in support of the accuracy and completeness of financial reporting.

     The Company's management believes that the material weaknesses in internal controls and ineffectiveness in the design and operation of the Company's disclosure controls and procedures, identified on the basis of the Special Committee's investigation and its Report thereon, were partially mitigated subsequent to March 31, 2004.

     In the second quarter of 2004, the Company became aware that circulation figures for the Chicago Sun-Times and certain other publications had been overstated for a number of years starting in 1997. Failures to detect the practices that led to the overstatements can largely be attributed to the material weaknesses noted above insofar as the Company's environment inhibited the establishment and functioning of proper systems of internal control. The Audit Committee completed its review of this matter and presented its findings to the Board of Directors on October 5, 2004. The Audit Committee made several recommendations to strengthen controls over the reporting of circulation, all of which were or continue to be implemented by the Company.

     As noted in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company has restated its Consolidated Financial Statements with respect to income tax related assets, accruals, expenses and benefits. The Company's management believes that such restatements indicate a material weakness in the procedures followed to calculate the Company's current and deferred income tax provisions. The Company considers historical staffing levels inadequate to address the complexity of the Company's corporate structure and related income tax calculations to be the primary underlying circumstance giving rise to the need for the income tax restatements. Subsequent to the years to which the restatements pertain and prior to the identification of the need for restatements, the Company had taken steps to bolster the size and capabilities of its tax department. The Company hired additional management support in the Tax Department in January of 2005. The sale of the Telegraph Group and The Palestine Post Limited in 2004 will also reduce the complexity of the Company's structure. The Company continues to review its corporate structure to identify further opportunities to reduce the complexity that exists.

     In the fourth quarter of 2004, the Company began its review of Information Technology ("IT") general controls related to application and development, backup and recovery, computer operations, logical security, physical security environment protection, system software implementation and maintenance, telecommunication and networks and third party providers. Based on this review, while the Company believes key controls exist in most areas of IT general controls, the Company's management concluded that the following material weaknesses existed during 2004:

     - Formal written policies and procedures did not exist for most areas within the aforementioned IT general controls.

     - Formal documentation did not exist to demonstrate the performance of key controls in most areas within the aforementioned IT general controls.

     These material weaknesses in IT general controls may directly or indirectly lead to other weaknesses, in particular:

     - Without written, formal change management policies and documented support for all change management procedures, it is difficult to determine, among other things, if change management internal controls adequately guard against delayed implementation, data corruption and excessive downtime, or if they adequately ensure meeting end user requirements, proper load capacity, stress protection or accuracy of system interfaces.

     - Without written, formal logical security policies and documented support for all logical security procedures, it is difficult to determine if such internal controls ensure all accesses granted to critical applications are properly approved and appropriate.

     The Company has designed new, formal changes in management and logical security policies and procedures and is in various stages of approving and implementing these policies. The Company continues the process of designing remediation plans for internal control weaknesses identified during its preparation for the Sarbanes-Oxley Section 404 evaluation and attestation process, and will be implementing these controls throughout 2005.

     The combined impact of the events since June 30, 2003, including the investigation by the Special Committee, the Strategic Process culminating in the sale of the Telegraph Group and The Palestine Post

Limited, the move of the Chicago Sun-Times to new offices in November 2004, the separation of the Company's accounting function from that of its controlling stockholder, the creation of a new corporate accounting group in Chicago and related move from Toronto, the past retention of the Company's books and records by its controlling stockholder, the investigation of circulation overstatements at the Chicago Group and preparation for the implementation of Section 404 of the Sarbanes-Oxley Act regarding internal controls, have strained the resources of the Company's corporate and divisional finance and accounting groups and will continue to do so for a period of time. The Company has hired and continues to hire qualified individuals, either on a permanent or contract basis, to address the various demands on the accounting and finance staff; however, it is possible that the Company will continue to experience disruption in the normal functioning of accounting and finance functions for a further period of time. The Company's disclosure and internal controls are improving. However, the effectiveness of any system of controls and procedures, including the Company's own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following is a discussion of developments since January 18, 2005 in the legal proceedings the Company has reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K"). The Company filed the 2003 Form 10-K with the Securities and Exchange Commission on January 18, 2005. For a detailed discussion of these legal proceedings, see "Item 3 Legal Proceedings" of the Company's 2003 Form 10-K.

  STOCKHOLDER DERIVATIVE LITIGATION

     On May 3, 2005, certain of the Company's current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company's directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. has challenged the funding of the settlement by the insurers in an action brought in the Ontario Superior Court of Justice (see Hollinger Inc.
v. American Home Assurance Company and Chubb Insurance Company of Canada) and the settlement is subject to that court's approval of the funding. If the Ontario court approves the funding, the settlement will then be subject to approval by the Court of Chancery of the State of Delaware.

     The parties to the settlement include current independent directors Richard
R. Burt, Henry A. Kissinger, Shmuel Meitar, and James R. Thompson, and former independent directors Dwayne O. Andreas, Raymond G. Chambers, Marie-Josee Kravis, Robert S. Strauss, A. Alfred Taubman, George Weidenfeld and Leslie H. Wexner. The plaintiff had previously dismissed Special Committee members Graham
W. Savage, Raymond G.H. Seitz, and Gordon A. Paris as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.

     The other defendants named in the suit, who are not parties to the settlement are Conrad M. Black, Barbara A. Black, Daniel W. Colson, Richard N. Perle, F. David Radler, Peter Y. Atkinson, Bradford Publishing Company and Horizon Publications, Inc. The Company, through the Special Committee, has previously announced a settlement of its claims against Atkinson, and the Company anticipates that the Atkinson settlement will be presented to the Delaware Court of Chancery for approval in conjunction with the independent director settlement.

     The Special Committee is continuing to pursue the Company's claims in the U.S. District Court for the Northern District of Illinois against Mr. and Mrs. Black, Radler, Colson, Perle, John A. Boultbee, Hollinger Inc., Ravelston Corporation Limited, and Ravelston Management Inc. See Litigation Involving Controlling Stockholder, Senior Management and Directors.

  STOCKHOLDER CLASS ACTIONS

     In January 2005, the defendants in In re Hollinger International Inc. Securities Litigation, No. 04C-0834, including the Company, filed motions to dismiss the second consolidated amended class action complaint filed on November 19, 2004 in the United States District Court for the Northern District of Illinois. The motions are pending.

  LITIGATION INVOLVING CONTROLLING STOCKHOLDER, SENIOR MANAGEMENT AND DIRECTORS

     The Company, through the Special Committee, has been pursuing in the United States District Court for the Northern District of Illinois breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler, Boultbee, Amiel Black, Colson and Perle. In October 2004, the Court dismissed the Company's RICO claims, and on February 3, 2005, the Court denied the Company's request for an immediate appeal of that dismissal. In December 2004, all defendants moved to dismiss the complaint against them on a variety of grounds, and on March 11, 2005, the Court denied those motions. All defendants have now answered the complaint, and with their answers defendants Black, Radler, Boultbee, Amiel-Black and Colson asserted third-party claims against Richard Burt and James Thompson and former director Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. In addition, Black asserted counterclaims against the Company alleging breach of his stock options contracts with the Company and seeking a declaration that he may continue participating in the Company's options plans and exercising additional options. Ravelston and RMI asserted counterclaims against the Company and third-party claims against Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004 and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 "Consent and Agreement" ("Consent") between the Company and Wachovia Trust Company. That Consent provided, among other things, for the Company's consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.'s obligations under Hollinger Inc.'s 11 7/8% senior secured notes. The Consent also provided for certain restrictions and notice obligations in relation to the Company's rights to terminate the management services agreements. Ravelston and RMI allege that they were "third-party beneficiaries" of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company's Board of Directors or its Audit Committee. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

  HOLLINGER INTERNATIONAL INC. V. CONRAD BLACK, HOLLINGER INC., AND 504468 N.B. INC.

     On June 28, 2004, the Court of Chancery of the State of Delaware entered an order and final judgment granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing defendants' remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004. On July 16, 2004, defendants made the payments required under the order and final judgment, but filed notices of appeal of the Court's rulings to the Delaware Supreme Court. On April 19, 2005, the Delaware Supreme Court denied the appeals and affirmed the Court of Chancery's rulings.

  HOLLINGER INTERNATIONAL INC. V. RAVELSTON, RMI AND HOLLINGER INC.

     In December 2004, Ravelston sought leave to appeal to the Divisional Court the denial of its motion for an anti-suit injunction seeking to restrain the Company from continuing the Illinois litigation brought against it by the Company through its Special Committee and bringing any claims against Ravelston arising out of the management of the Company other than in Ontario and the granting of the Company's motion to stay Ravelston's Ontario claims against the Company. On February 28, 2005, the Divisional Court denied the motion.

  BLACK V. BREEDEN, ET AL.

     On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Breeden, Breeden & Co., Paris, James Thompson, Richard Burt, Graham Savage, Raymond Seitz, Shmuel Meitar and Henry Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION V. CONRAD M. BLACK, ET AL.

     The SEC has been pursuing an action in the United States District Court for the Northern District of Illinois against Black, Radler, and Hollinger Inc., alleging that the defendants violated federal securities laws and that they were liable for the Company's violations of certain federal securities laws during the period from at least 1999 through at least 2003. On March 10, 2005, the SEC filed an amended complaint, which corrects several minor errors in the original complaint, extends the SEC's claim of Section 14(a) violation to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On April 27, 2005, the court granted the motion of the U.S. Attorney's Office for a limited stay of discovery. The court order prohibits the SEC from producing until at least August 1, 2005 a particular document in its possession. The basis for the U.S. Attorney's request for the limited stay was concerns for its ongoing criminal investigation. Despite the requests of some of the defendants, no other discovery has been stayed. The court order has also extended the time for completing document discovery to August 15, 2005. It is not yet possible to determine the ultimate outcome of this action.

  THE CHICAGO SUN-TIMES CIRCULATION CASES

     On March 22, 2005, an additional action was filed in the Circuit Court of Cook County, Illinois, Law Division. The case, styled Mancari's Chrysler-Jeep-Dodge of Des Plaines, Inc.; Mancari's of Orland Park, Inc.; Mancari's Chrysler Jeep of Crestwood, Inc.; and Mancari's Chrysler Jeep, Inc. v. Chicago Sun-Times, Inc., No. 05 L 3248 alleges theories of recovery based on breach of contract, statutory and common law fraud, and unjust enrichment. The complaint seeks monetary damages, interest, costs and attorneys' fees. Chicago Sun-Times, Inc. was served on March 29, 2005. The case is in a preliminary stage and it is not yet possible to determine its ultimate outcome.

  WELLS FARGO BANK NORTHWEST, N.A. V. SUGRA (BERMUDA) LIMITED AND HOLLINGER INC.

     On February 3, 2005, Sugra (Bermuda) Limited ("Sugra (Bermuda)") filed its answer in the United States District Court for the Northern District of New York to the complaint filed on November 3, 2004 by Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc., and filed cross claims against Hollinger Inc. for breach of contract, indemnity, contribution, and negligence, seeking damages, indemnification, or contribution to Sugra (Bermuda) and against Hollinger Inc. for the full amount of any judgment awarded against Sugra (Bermuda) in the action. On February 25, 2005, Hollinger Inc. filed its answer to Sugra (Bermuda)'s cross claims and asserted cross claims of its own against Sugra (Bermuda) for indemnification, negligence/impairment of collateral, and tortious interference with contractual relations, seeking indemnification and damages to Hollinger Inc. for the full amount of any judgment awarded against Hollinger Inc. in the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

  HOLLINGER INC. V. AMERICAN HOME ASSURANCE COMPANY AND CHUBB INSURANCE COMPANY OF CANADA

     On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company being advanced by Cardinal Value Equity Partners in a derivative action commenced by it in the Court of Chancery in the State of Delaware. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the

Company has been participating in the proceeding thus far. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and The Ravelston Corporation for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company issued an application in the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by (i) American Home Assurance Company, (ii) Chubb Insurance Company of Canada, (iii) Temple Insurance Company, Continental Casualty Company, Lloyd's Underwriters and AXA Corporate Solutions Assurance, and (iv) Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.

 CONRAD M. BLACK V. HOLLINGER INTERNATIONAL INC.

     On May 13, 2005, Black filed an action against the Company in the Delaware Court of Chancery in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In the action, which is entitled Conrad M. Black v. Hollinger International Inc., Black is seeking payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly's legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black's legal fees. Also on May 13, 2005, the Company wrote a letter to Black demanding that he repay some $3.1 million in legal fees, plus interest, that were advanced to him in connection with his unsuccessful defense in the action entitled Hollinger International Inc. v. Black, in the Delaware Court of Chancery. Black's action and the Company's demand for repayment are in preliminary stages and it is not yet possible to determine their ultimate outcome.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Shareholder Rights Plan -- On February 27, 2004, the Company paid a dividend of one preferred share purchase Right for each share of Class A Common Stock and Class B Common Stock held of record at the close of business on February 5, 2004. Each Right, if and when exercisable, entitles its holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock at an exercise price of $50.00.

     The SRP provides that the Rights will separate from the Class A Common Stock and Class B Common Stock and become exercisable only if a person or group beneficially acquires, directly or indirectly, 20% or more of the outstanding stockholder voting power of the Company without the approval of the Company's directors, or if a person or group announces a tender offer which if consummated would result in such person or group beneficially owning 20% or more of such voting power. The Company may redeem the Rights at $0.001 per Right or amend the terms of the plan at any time prior to the separation of the Rights from the Class A Common Stock and Class B Common Stock.

     Under most circumstances involving an acquisition by a person or group of 20% or more of the stockholder voting power of the Company, each Right will entitle its holder (other than such person or group), in lieu of purchasing preferred stock, the right to purchase one share of Class A Common Stock of the Company at a 50% discount to the current per share market price. In addition, in the event of certain business combinations following such an acquisition, each Right will entitle its holder to purchase the common stock of an acquirer of the Company at a 50% discount from the market value of the acquirer's stock.

     Black and each of his controlled affiliates, including Hollinger Inc., are considered "exempt stockholders" under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company's shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and RMI, seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board's Corporate Receiver Committee amended the SRP to include the receiver, RSM Richter, as an "exempt stockholder" for purposes of the SRP.

     The SRP provides that on or before January 25, 2005, the Special Committee (or any other committee of independent directors of the Board of Directors who were not the subject of the Report delivered by the Special Committee) would re-evaluate the plan to determine whether it remained in the best interests of the Company's stockholders and whether to recommend amendments to the terms of the plan, or redemption of the Rights. Unless earlier redeemed, exercised or exchanged, the Rights will expire on January 25, 2014. On January 27, 2005, the Special Committee reaffirmed the SRP following the re-evaluation and it remains in effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     4.1       Amendment No. 1 to its Rights Agreement, dated as of January
               25, 2004, by and between the Company and Mellon Investor
               Services LLC, a New Jersey limited liability company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to
               Item 1.01 of the Current Report on Form 8-K dated May 11,
               2005.

    10.1 Release and Settlement Agreement between Peter Y. Atkinson and Hollinger International, Inc. dated April 27, 2004.*

    31.1       Certification of Chief Executive Officer pursuant to Rule
               13a-14

    31.2       Certification of Chief Financial Officer pursuant to Rule
               13a-14

    32.1       Certificate of Chief Executive Officer pursuant to Rule
               13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the
               United States Code

    32.2       Certificate of Chief Financial Officer pursuant to Rule
               13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the
               United States Code

---------------

* Portions of this exhibit have been previously omitted in reliance on a confidential treatment request.

     (b) Reports on Form 8-K

          i) Current Report on Form 8-K, filed on January 6, 2004 regarding the announcement in a press release dated November 17, 2003, that Black has agreed that during the pendency of the Company's Strategic process, in his capacity as the majority stockholder of Hollinger Inc., he will not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the

     Company's ability to consummate a transaction resulting from the Strategic Process, unless any such transaction involving Hollinger Inc. meets certain limited conditions, and after reasonable prior notice to the Company.

          Also, on January 5, 2004, Hollinger International. Inc. issued another press release regarding the above agreement that stated, among other things, that the Company has granted Lord Black a two-week extension of time to make the initial installment of repayment due under the agreement in connection with ongoing negotiations with him on a range of other issues.

          ii) Current Report on Form 8-K filed on January 20, 2004 regarding the announcement by the Company of its consent to the entry of a Partial Final Judgment and Order of Permanent Injunction against the Company in an action brought by the SEC.

          iii) Current Report on Form 8-K filed on January 22, 2004 regarding the announcement by the Company on January 20, 2004, of the formation of a Corporate Review Committee of the Board of Directors to evaluate the implications of a letter dated January 18, 2004 by Press Holdings International Limited regarding its intended takeover of Hollinger Inc. (the "PHIL Transaction"). Second, the Company filed an amendment to its by-laws and, third, the announcement by the Company on January 17, 2004 that Black has been removed as non-executive Chairman of the Board of Directors and the announcement on January 20, 2004 that the Board of Directors has elected Gordon A. Paris as interim Chairman.

          iv) Current Report on Form 8-K filed on January 26, 2004 regarding the announcement by the Company of actions taken by the Corporate Review Committee of the Board of Directors in response to the PHIL Transaction and the attempt by Hollinger Inc. and an affiliate to amend certain provisions of the Company's by-laws. The Company also announced the unanimous approval by the Corporate Review Committee of a shareholder rights plan ("Rights Agreement"). See Part II, Item 1, Hollinger International, Inc. v. Conrad Black, Hollinger Inc., and 504468 N.B. Inc.

          v) Current Report on Form 8-K filed on February 27, 2004 regarding the announcement by the Company that the Delaware Chancery Court issued a ruling which confirmed the standing and power of the Corporate Review Committee. The Company also announced the issuance of rights under the Rights Agreement.

          vi) Current Report on Form 8-K filed on March 5, 2004 regarding the March 4, 2004 final Order and Judgment of the Delaware Chancery Court in the trial involving the Company, Black and Hollinger Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOLLINGER INTERNATIONAL INC.
                                          REGISTRANT

                                          By: /s/ Gordon A. Paris
                                            ------------------------------------
                                            Gordon A. Paris
                                            Chairman of the Board of Directors
                                              and Chief Executive Officer

Date: May 19, 2005
                                          By: /s/ Peter K. Lane
                                            ------------------------------------
                                            Peter K. Lane
                                            Vice President and Chief Financial
                                              Officer

Date: May 19, 2005