Form 10-Q
period 2004-06-30
HOLLINGER INTERNATIONAL INC
filed 2005-05-19
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-14164
HOLLINGER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 Fifth Avenue	10019
New York, New York	(Zip Code)
(Address of Principal executive offices)
Registrant’s telephone number, including area code
(212) 586-5666
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

EXPLANATORY NOTE
      The Company is filing this quarterly report on Form 10-Q for the three and six month periods ended June 30, 2004 following its review of the report of the Special Committee of Independent Directors (the “Special Committee”). The Company’s Board of Directors formed the Special Committee on June 17, 2003 to investigate, among other things, allegations described in a beneficial ownership report on Schedule 13D filed with the Securities and Exchange Commission (“SEC”) by Tweedy, Browne & Company, LLC, an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003, and any other matters the Special Committee determined should be investigated. The Special Committee filed its report with the U.S. District Court for the Northern District of Illinois on August 30, 2004. The Company included the full text of the report as an exhibit to a current report on Form 8-K filed with the SEC on August 31, 2004, as amended by a current report on Form 8-K/ A filed with the SEC on December 15, 2004.
      The Company previously made public its need to review the Special Committee’s report before it could complete its annual report on Form 10-K for the year ended December 31, 2003 and its quarterly reports on Form 10-Q for each of the three quarters in 2004. The annual report on Form 10-K for the year ended December 31, 2003 was filed on January 18, 2005.

INDEX
HOLLINGER INTERNATIONAL INC.

FORWARD LOOKING STATEMENTS
      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance and achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	changes in prevailing economic conditions, particularly in the target markets of the Company’s newspapers;

•	actions of the Company’s controlling stockholder;

•	the impact of filings of The Ravelston Corporation Limited and Ravelston Management, Inc. under Canadian insolvency legislation and related matters;

•	continuing investigations by the SEC and other government agencies in the United States and Canada;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers arising out of matters detailed in the report of the Special Committee;

•	the resolution of certain United States and foreign tax matters;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	the effects of changing cost or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied.
      The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2003.
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
HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2004 and 2003
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated		(Restated
		Note 3(a))		Note 3(a))
Operating revenues:
Advertising	$198,939	$184,207	$395,438	$366,691
Circulation	77,426	67,978	153,743	134,359
Job printing	4,529	4,283	8,522	7,959
Other	9,123	7,916	18,229	15,722

Total operating revenues	290,017	264,384	575,932	524,731

Operating costs and expenses:
Newsprint	19,317	15,765	38,479	33,764
Newsprint incurred through joint ventures	20,802	18,193	42,744	37,952
Compensation	90,536	82,640	183,135	163,845
Other operating costs	123,914	104,123	253,859	207,278
Other operating costs incurred through joint ventures	15,366	11,826	31,349	24,323
Depreciation	7,900	9,992	16,455	18,826
Amortization	2,954	3,342	5,688	6,757

Total operating costs and expenses	280,789	245,881	571,709	492,745

Operating income	9,228	18,503	4,223	31,986

Other income (expense):
Interest expense	(26,450)	(6,542)	(28,443)	(20,470)
Amortization of deferred financing costs	(600)	(607)	(1,196)	(1,205)
Interest and dividend income	4,731	5,127	9,271	9,338
Other income (expense), net	(13,948)	31,064	(23,944)	36,128

Total other income (expense)	(36,267)	29,042	(44,312)	23,791

Earnings (loss) before income taxes and minority interest	(27,039)	47,545	(40,089)	55,777
Income taxes (benefit)	(9,037)	23,475	4,168	28,791
Minority interest	585	1,708	1,031	3,410

Net earnings (loss)	$(18,587)	$22,362	$(45,288)	$23,576

Earnings (loss) per share:
Basic	$(0.21)	$0.26	$(0.51)	$0.27

Diluted	$(0.21)	$0.26	$(0.51)	$0.27

Weighted average shares outstanding:
Basic	90,507	86,719	89,631	87,864

Diluted	90,507	86,869	89,631	88,182

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated		(Restated
		Note 3(a))		Note 3(a))
Net earnings (loss)	$(18,587)	$22,362	$(45,288)	$23,576
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of income taxes	(234)	355	(257)	4,394
Adjustment of minimum pension liability, net of income taxes	2,082	—	951	—
Foreign currency translation adjustment	3,033	(12,418)	15,265	(33,869)

Comprehensive income (loss)	$(13,706)	$10,299	$(29,329)	$(5,899)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003
(Amounts in thousands, except share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,434	$134,494
Accounts receivable, net of allowance for doubtful accounts of $20,418 in 2004 and $20,454 in 2003	239,283	238,734
Inventories	10,598	10,821
Amounts due from related parties	29,971	37,424
Escrow deposits and restricted cash	20,982	16,718
Other current assets	55,845	31,278

Total current assets	519,113	469,469
Loan to affiliate	23,736	22,131
Investments	112,431	111,972
Advances under printing contracts and notes receivable — joint ventures	44,415	47,393
Property, plant and equipment, net of accumulated depreciation	236,156	265,359
Intangible assets, net of accumulated amortization of $46,994 in 2004 and $44,664 in 2003	105,150	107,490
Goodwill	581,215	577,300
Prepaid pension benefit	85,770	88,705
Deferred financing costs and other assets	119,056	135,896

Total assets	$1,827,042	$1,825,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,667	$6,725
Accounts payable and accrued expenses	278,175	275,223
Accounts payable — joint ventures	20,927	16,375
Amounts due to related parties	8,459	8,125
Income taxes payable and other tax liabilities	473,417	466,484
Deferred revenue	56,196	50,851

Total current liabilities	846,841	823,783
Long-term debt, less current portion	509,377	522,547
Deferred income taxes and other tax liabilities	257,665	274,992
Other liabilities	139,592	139,362

Total liabilities	1,753,475	1,760,684

Minority interest	28,212	28,255

Stockholders’ equity:
Class A common stock (88,008,022 and 75,687,055 shares issued and outstanding at June 30, 2004 and 84,899,751 and 72,578,784 shares issued and outstanding at December 31, 2003)	880	849
Class B common stock (14,990,000 shares issued and outstanding at June 30, 2004 and December 31, 2003)	150	150
Additional paid-in capital	491,731	444,826
Accumulated other comprehensive loss	(72,531)	(88,490)
Accumulated deficit	(226,066)	(171,750)

	194,164	185,585
Class A common stock in treasury (12,320,967 shares at June 30, 2004 and December 31, 2003)	(148,809)	(148,809)

Total stockholders’ equity	45,355	36,776

Total liabilities and stockholders’ equity	$1,827,042	$1,825,715

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

		(Restated
		Note 3(a))
Cash Flows From Operating Activities:
Net earnings (loss)	$(45,288)	$23,576
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	22,143	25,583
Amortization of deferred financing costs	1,196	1,205
Minority interest	1,031	3,410
Premiums on debt extinguishments	—	19,657
Gain on sale of investments	—	(2,054)
(Gain) loss on sales of assets	(1,317)	155
Non-cash interest income	(4,167)	(3,666)
Non-cash portion of foreign currency (gain) loss	15,332	(92,848)
Equity in losses of affiliates, net of dividends received	3,644	1,735
Other	(2,348)	57,768
Changes in working capital accounts, net	17,781	(363)

Cash provided by operating activities	8,007	34,158

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(11,536)	(8,545)
Purchase of investments and other non-current assets	(8,929)	(7,606)
Proceeds from disposal of property, plant and equipment	12,540	242
Proceeds from disposal of investments and other assets	666	22,838
Other	4,023	(161)

Cash provided by (used in) investing activities	(3,236)	6,768

Cash Flows From Financing Activities:
Repayment of debt and premiums on debt extinguishments	(10,992)	(528,129)
Changes in escrow deposits and restricted cash	(4,264)	526,129
Proceeds from issuance of stock	36,946	—
Repurchase of common shares	—	(8,849)
Changes in amounts due to/from related parties	10,569	(15,129)
Dividends paid	(9,028)	(8,690)
Other	—	(3,095)

Cash provided by (used in) financing activities	23,231	(37,763)

Effect of exchange rate changes on cash	(62)	2,685

Net increase in cash and cash equivalents	27,940	5,848
Cash and cash equivalents at beginning of period	134,494	137,141

Cash and cash equivalents at end of period	$162,434	$142,989

Cash paid during the period for:
Interest	$20,691	$64,215

Taxes	$15,169	$2,102

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 —	Unaudited Financial Statements
      The accompanying condensed consolidated financial statements of Hollinger International Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.
      Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on January 18, 2005.

Note 2 —	Principles of Presentation and Consolidation
      The Company is a subsidiary of Hollinger Inc., a Canadian corporation, which at May 4, 2005 held, directly or indirectly, approximately 17.4% of the combined equity and approximately 66.8% of the combined voting power of the outstanding common stock of the Company.
      The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. At June 30, 2004, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was approximately 87%.
      All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation.

Note 3 —	Restatements and Changes in Accounting Principles

Restatements

(a) Accounting for Income Taxes and Cash Flow Restatements
      During the course of preparing its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain previously reported financial information required restatement arising from the findings of the special committee of independent directors established by the Board of Directors on June 17, 2003 (the “Special Committee”). See Notes 9 and 12. The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2003 have been restated to record additional accruals for tax contingencies to cover interest that the Company may be required to pay. The effect of this restatement resulted in an increase to income tax expense of $1.1 million and $2.3 million for the three and six-month periods ended June 30, 2003, respectively. As a result, the net earnings and basic earnings per share decreased by $1.1 million, or $0.01 per share, respectively, for the three months ended June 30, 2003 and the net earnings and basic earnings per share decreased by $2.3 million, or $0.03 per share, respectively, for the six months ended June 30, 2003.
      In addition, as of June 30, 2003 and December 31, 2002, the Company has reclassified overdrafts which were reflected as a reduction of “Cash and cash equivalents” in prior periods to “Accounts payable and accrued expenses”. This reclassification has been reflected in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and affected the 2003 cash and cash

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
equivalents by $23.8 million and $26.9 million at the beginning and end of the period, respectively, and the changes in working capital accounts, net by $3.1 million.

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

(d) Pension and Other Post-retirement Benefits
      In December 2003, the FASB issued SFAS No. 132 (Revised) — “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“SFAS No. 132R”) — that modified FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS No. 132R requires additional disclosures about defined benefit pension plans and other post-retirement benefit plans. It does not change the way liabilities are valued or how expenses are calculated for those plans.
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
      The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc., are recorded using the fair value based method and are reflected as a dividend in kind. During the three and six month periods ended June 30, 2004, such dividends amounted to nil, as no stock options were granted.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
	(In thousands, except per share amounts)
Net earnings (loss), as reported	$(18,587)	$22,362	$(45,288)	$23,576
Add: stock-based compensation expense, as reported	5,457	—	9,991	—
Deduct: pro forma stock based compensation expense	(3,188)	(654)	(3,646)	(1,308)

Pro forma net earnings (loss)	$(16,318)	$21,708	$(38,943)	$22,268

Basic earnings (loss) per share, as reported	$(0.21)	$0.26	$(0.51)	$0.27
Diluted earnings (loss) per share, as reported	$(0.21)	$0.26	$(0.51)	$0.27
Pro forma basic earnings (loss) per share	$(0.18)	$0.25	$(0.43)	$0.25
Pro forma diluted earnings (loss) per share	$(0.18)	$0.25	$(0.43)	$0.25
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
      The fair value of each stock option granted was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six month period ended June 30, 2003: dividend yield of 3.39%; expected volatility of 36.18%; risk-free interest rate of 2.69%; expected lives of 5 years. Weighted average fair value of options granted by the Company during the three and six months ended June 30, 2003 was $2.41. As the Company has not granted any new stock options during 2004, the expense recognized during 2004 represents the proportionate variable expense of the stock options modified in prior periods, the value of deferred stock units issued and the modification of certain options as discussed following.
      On January 14, 2004, the Company issued 68,494 Deferred Stock Units (“DSU’s”) pursuant to the 1999 Stock Incentive Plan. Each DSU is convertible into one share of Class A Common Stock upon the earliest to occur of (i) the grantee’s resignation from the Company or termination of employment, (ii) the date falling one business day before the date of any change in control, as defined, or (iii) the death of the grantee. The value of the DSU’s on the date of issuance ($1.1 million) was recognized as employee compensation expense with an increase to additional paid in capital on such date. The DSU’s are reflected in the basic earnings per share computation upon vesting (immediately for all DSU’s issued in 2004).
      Effective May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company again becomes current with its reporting obligations under the Securities Exchange Act of 1934 and the Company’s registration statement with respect to these shares becomes effective (the “Suspension Period”). The suspension does not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that were exercisable on the date of termination. If the employment of a participant is terminated during the Suspension Period, the Company

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
will extend the 30-day exercise period to provide participants with 30 days after the conclusion of the Suspension Period to exercise vested options. The extension of the exercise period does not affect, or extend, the contractual life of the options.
      As a result of the Company’s inability to issue common stock upon the exercise of stock options during the Suspension Period, the exercise period with respect to those stock options which would have been forfeited during the Suspension Period has been extended to a date that is thirty days following the Suspension Period. These extensions constitute amendments to the life of the stock options, for those employees expected to benefit from the extension, as contemplated by Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). Under FIN 44, the Company is required to recognize compensation expense for the modification of the option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $5.4 million for the three and six months ended June 30, 2004.
      Certain former non-employee directors and officers were granted similar extensions. The compensation charges for those modifications were calculated in accordance with Emerging Issues Task Force issue 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The compensation charges for the affected options amounted to $1.9 million for the three and six months ended June 30, 2004.

Note 5 —	Assets Held For Sale
      At June 30, 2004, included in “Other current assets” on the Condensed Consolidated Balance Sheet, are the following assets related to the Chicago Sun-Times premises and 401 N. Wabash Venture LLC (collectively, the “401 N. Wabash Venture”) which have been identified as “Assets held for sale”.

		Accumulated	Net Book
	Cost	Depreciation	Value

	(In thousands)
Property, plant and equipment, net of accumulated depreciation	$52,654	$(30,314)	$22,340
Investment in joint venture	5,577	—	5,577

	$58,231	$(30,314)	$27,917

      In June 2004, the Company announced that it had entered into an agreement to sell the 401 N. Wabash Venture for $73.0 million. The Company received $4.0 million in June 2004, and the balance of approximately $66.7 million, net of closing costs and adjustments, was received in cash at closing on October 15, 2004. The resulting gain before taxes on the transaction, which will be recognized in the fourth quarter of 2004, is approximately $44.2 million. The Chicago Sun-Times has entered into a 15-year operating lease for new office space and incurred capital expenditures of approximately $10.3 million related to leasehold improvements and other property, plant and equipment through September 30, 2004.
      At December 31, 2003, the Company owned corporate apartments in both Chicago and New York and an aircraft which were considered non-core assets. During the second quarter of 2004, the apartments were sold for net proceeds of $3.2 million resulting in a gain on sale of $0.8 million and the aircraft was sold for $7.1 million resulting in a net gain on sale of $0.1 million.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 6 —	The Chicago Sun-Times Circulation Overstatement
      On June 15, 2004, the Company announced that the Audit Committee of the Board of Directors (“Audit Committee”) was conducting an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. On October 5, 2004, the Company announced the results of this internal review. The review by the Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by the Audit Bureau of Circulations (“ABC”) commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The inflated circulation figures were submitted by the Company to the ABC, which then reported these figures in its annual audit reports issued with respect to the Chicago Sun-Times.
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
      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of related lawsuits filed against the Company, the Company recorded pre-tax charges of approximately $24.1 million in the fourth quarter of 2003 and approximately $2.9 million in the first quarter of 2004. This charge has been reflected in “Other Operating Costs” in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2004. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate at June 30, 2004. See Note 9.

Note 7 —	Earnings (Loss) Per Share
      Basic earnings (loss) per share was calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was calculated by dividing net earnings (loss) available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share due to the anti-dilutive effect (i.e. the effect of reducing basic loss per share) or immaterial effect of the Company’s stock options.
      The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share for the three and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Net loss	$(18,587)	90,507	$(0.21)
Effect of dilutive securities	—	—	—

Diluted EPS
Net loss available to common stockholders	$(18,587)	90,507	$(0.21)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended June 30, 2003

	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Restated
	Note 3(a))
	(In thousands, except per share amounts)
Basic EPS
Net earnings	$22,362	86,719	$0.26
Effect of dilutive securities	—	150	—

Diluted EPS
Net earnings available to common stockholders	$22,362	86,869	$0.26

	Six Months Ended June 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Net loss	$(45,288)	89,631	$(0.51)
Effect of dilutive securities	—	—	—

Diluted EPS
Net loss available to common stockholders	$(45,288)	89,631	$(0.51)

	Six Months Ended June, 2003

	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Restated
	Note 3(a))
	(In thousands, except per share amounts)
Basic EPS
Net earnings	$23,576	87,864	$0.27
Effect of dilutive securities	—	318	—

Diluted EPS
Net earnings available to common stockholders	$23,576	88,182	$0.27

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 8 —	Segment Information
      The Company operates principally in the business of publishing, printing and distributing newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the results of The Jerusalem Post. See Note 19(e) regarding the sale of The Jerusalem Post on December 15, 2004. The U.K. Newspaper Group’s operations include The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively known as the “Telegraph Group”). See Note 19(a) regarding the sale of the Telegraph Group on July 30, 2004. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger L.P. The following is a summary of the segmented financial data of the Company:

	Three Months Ended June 30, 2004

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(In thousands)
Revenues	$120,975	$2,703	$143,696	$22,643	$—	$290,017
Depreciation and amortization	$7,497	$357	$2,365	$476	$159	$10,854
Operating income (loss)	$20,197	$(965)	$11,559	$995	$(22,558)	$9,228
Equity in earnings (loss) of affiliates	$(407)	$—	$(1,923)	$142	$(327)	$(2,515)

	Three Months Ended June 30, 2003

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(In thousands)
Revenues	$115,985	$2,589	$123,377	$22,433	$—	$264,384
Depreciation and amortization	$7,762	$395	$3,690	$396	$1,091	$13,334
Operating income (loss)	$19,089	$(1,338)	$8,198	$24	$(7,470)	$18,503
Equity in earnings (loss) of affiliates	$(328)	$—	$(622)	$172	$—	$(778)

	Six Months Ended June 30, 2004

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(In thousands)
Revenues	$229,746	$5,100	$298,839	$42,247	$—	$575,932
Depreciation and amortization	$14,932	$721	$5,385	$932	$173	$22,143
Operating income (loss)	$24,994	$(2,311)	$35,106	$(356)	$(53,210)	$4,223
Equity in earnings (loss) of affiliates	$(861)	$—	$(2,438)	$332	$(677)	$(3,644)
Capital expenditures	$6,650	$41	$3,821	$888	$136	$11,536
Total assets	$536,017	$27,699	$674,412	$301,181	$287,733	$1,827,042

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Six Months Ended June 30, 2003

					Investment
			U.K.	Canadian	and
	Chicago	Community	Newspaper	Newspaper	Corporate
	Group	Group	Group	Group	Group	Total

	(In thousands)
Revenues	$221,999	$5,331	$257,932	$39,469	$—	$524,731
Depreciation and amortization	$15,624	$602	$7,168	$701	$1,488	$25,583
Operating income (loss)	$25,383	$(3,056)	$24,777	$(1,493)	$(13,625)	$31,986
Equity in earnings (loss) of affiliates	$(633)	$—	$(1,427)	$325	$—	$(1,735)
Capital expenditures	$4,038	$381	$2,950	$964	$212	$8,545
Total assets	$562,094	$30,631	$572,035	$293,373	$275,556	$1,733,689

Note 9 —	Other Operating Costs
      Included in “Other Operating Costs” are the following items that the Company believes may make meaningful comparisons of results between reporting periods difficult based on their nature, magnitude and infrequency.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Special Committee and related costs(1)	$10,296	$—	$31,309	$—
Management fees	200	6,466	500	12,889
Aircraft costs	135	1,634	502	2,846
Severance expense	617	—	617	—
Restitution and settlement costs — circulation matters(2)	—	—	2,879	—
Other	424	34	424	201

	$11,672	$8,134	$36,231	$15,936

(1)	The Company has incurred costs related to the Special Committee process and investigation, and various litigation and government investigations that have resulted from that Special Committee process and investigation. These are explained more fully in Note 12.

(2)	On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers related to the circulation overstatements. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded a pre-tax charge of $2.9 million for the six month period ended June 30, 2004 and had recorded a pre-tax charge of $24.1 million during the fourth quarter of 2003.
Note 10 — Long-term Debt
      In December 2002, Hollinger International Publishing Inc. (“Publishing”), a wholly owned subsidiary of the Company, completed an offering of the 9% Senior Notes due 2010 (the “9% Senior Notes”) for an aggregate principal amount outstanding of $300.0 million. Proceeds from the 9% Senior Notes and the senior credit facility with an aggregate commitment of $310.0 million (the “Senior Credit Facility”) were used to repay Publishing’s 9.25% Senior Subordinated Notes due in 2006 and 2007 (the “9.25% Senior Subordinated

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Notes”). Publishing gave notice of redemption to the holders of the 9.25% Senior Subordinated Notes on December 23, 2002 and retired the notes in January 2003. Premiums on early redemption totaled $19.7 million and the write-off of related deferred financing costs totaled $17.6 million for a loss on extinguishment of $37.3 million and is included in “Other income (expense), net” for the six month period ended June 30, 2003. (See Note 11).

Note 11 —	Other Income (Expense)

(a) Other income (expense), net

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Loss on extinguishment of debt (Note 10)	$—	$—	$—	$(37,291)
Equity in losses of affiliates	(2,515)	(778)	(3,644)	(1,735)
Net gain on sales of investments	—	1,154	—	2,054
Net gain (loss) on sales of property, plant and equipment	1,072	141	1,317	(155)
Strategic process and related fees (Note 19(a))	(11,179)	—	(14,977)	—
Settlement with former officers and directors (Note 12)	1,718	—	1,718	—
Foreign currency gains (losses), net(1)	(3,008)	30,599	(8,750)	74,578
Other	(36)	(52)	392	(1,323)

	$(13,948)	$31,064	$(23,944)	$36,128

(1)	The foreign currency impact of a special purpose trust (see Note 13) amounted to a loss of $10.5 million and a gain of $49.5 million for the three months ended June 30, 2004 and 2003, respectively, and a loss of $15.3 million and a gain of $92.8 million for the six months ended June 30, 2004 and 2003, respectively. The trust was dissolved in November 2004. See Note 13.

(b) Derivative Instruments
      The Company has historically entered into various swap, option and forward contracts from time to time when management believed conditions warranted. Such contracts were limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency exchange rates.
      The Company had cross-currency interest rate swaps on its Senior Credit Facility and interest rate swaps on the 9% Senior Notes. In July 2004, upon completion of the sale of the Telegraph Group, the repayment of the Senior Credit Facility and the completion of the tender offer for the 9% Senior Notes, the Company terminated these swap agreements. See Note 19(b).
      The mark-to-market impact of the interest rate swaps was a loss of $14.5 million and a gain of $5.5 million for the three month periods ended June 30, 2004 and 2003, respectively, and a loss of $5.2 million and a gain of $7.3 million for the six month periods ended June 30, 2004 and 2003, respectively, and was reflected in “Interest expense” in the accompanying Condensed Consolidated Statements of Operations. The mark-to-market impact of the cross-currency interest rate swaps was a loss of $7.5 million and a gain of $9.5 million for the three months ended June 30, 2004 and 2003, respectively, and a loss of $6.9 million and a

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
gain of $8.4 million for the six months ended June 30, 2004 and 2003, respectively, and was reflected in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations.

Note 12 —	Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors
      On June 17, 2003, the Board of Directors established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy Browne & Company LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003.
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
      The annual report on Form 10-K for the year ended December 31, 2003 filed with the SEC on January 18, 2005 contains a summary of the results of the Special Committee’s investigation as set out in the Report. For a complete discussion of the results of the investigation of the Special Committee, see the Report included as an exhibit to the Company’s Form 8-K/ A filed with the SEC.
      The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Lord Conrad M. Black of Crossharbour (“Black”), F. David Radler (“Radler”) and others are reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. See Note 9. These costs primarily consist of legal and other professional fees.
      The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation brought by the Company’s direct and indirect controlling shareholders and various former members of the Company’s management following the Special Committee’s findings and the Company’s actions in November of 2003, costs to defend the court order in the January 2004 SEC action against challenges by Hollinger Inc., costs of cooperating with the various government agencies investigating the matters discussed in the Report, and attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided for by the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified.
      The Company has incurred substantial legal costs arising out of litigation on behalf of the Company brought by the Special Committee to redress what the Special Committee has concluded to be repeated violations of the fiduciary duties of Hollinger Inc., Black and certain of their affiliates or associates, and related matters. The costs amounted to approximately $10.3 million and $31.3 million for the three and six month periods ended June 30, 2004, respectively, as further discussed below, in addition to $10.1 million of costs incurred for the year ended December 31, 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      The costs of $10.3 million and $31.3 million for the three and six months ended June 30, 2004 include approximately $4.8 million and $14.7 million, respectively, in costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company’s controlling stockholders and other current and former officers and directors of the Company, (iv) defending the Court Order in the January 2004 SEC action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware litigation; (vi) defending and defeating the anti-suit injunction motion and appeal brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company’s claims; and (vii) cooperating with various government agencies investigating the conduct that is the subject of the Report.
      In addition to the costs for the Special Committee’s work, the Company has incurred other legal costs and other professional fees of $2.0 million and $10.1 million for the three and six months ended June 30, 2004. The legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.
      The Company has also incurred legal costs of approximately $3.5 million and $6.5 million for the three and six month periods ended June 30, 2004 that the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings.
      During 2003, the Company received from its former executive officers a total of $1.2 million in restitution in accordance with the terms of an agreement. In June and July 2004, the Company was paid additional amounts in restitution totaling $6.6 million and $23.7 million, respectively, excluding interest, in accordance with the terms of the agreement. These amounts were reflected in the Company’s Consolidated Statement of Operations for the three months and year ended December 31, 2003 as “Other income (expense), net”.
      On April 27, 2004, the Company reached a settlement with a former director and officer of the Company, Peter Y. Atkinson (“Atkinson”). The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the “non-competition” and Hollinger Digital Incentive Plan payments he received, plus interest, which total approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement and reflected as restricted cash. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The Company recorded approximately $1.7 million of this settlement, excluding interest, in the second quarter of 2004, which is included in “Other Income (expense), net” in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2004.
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, is also subject to court approval.

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
      See Note 19 for an update on legal proceedings.

Note 13 —	Redemption of CanWest Debentures
      In November 2000, the Company and Hollinger L.P. sold a substantial portion of their Canadian assets to CanWest Global Communications Corporation (“CanWest”) and received, in partial consideration, approximately Cdn.$766.8 million aggregate principal amount of 12 1/8% Fixed Rate Subordinated Debentures due November 15, 2010 (the “CanWest Debentures”) issued by a wholly-owned subsidiary of CanWest and guaranteed by CanWest. In 2001, the Company and Hollinger L.P. sold participations of approximately Cdn.$756.8 million ($490.5 million) principal amount of the CanWest Debentures to a special purpose trust (the “Participation Trust”). Notes of the Participation Trust, denominated in U.S. dollars (the “Trust Notes”), were in turn issued and sold by the Participation Trust to third parties.
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
      As of June 30, 2004, there was outstanding approximately Cdn.$863.4 million aggregate principal amount of CanWest Debentures. The Company and Hollinger L.P. were the record owners of all of these CanWest Debentures, but as of June 30, 2004, beneficially owned approximately Cdn.$4.5 million and Cdn.$81.3 million principal amount, respectively, of CanWest Debentures with the balance beneficially owned by the Participation Trust.
      On October 7, 2004, the Company and Hollinger L.P. entered into an agreement (the “Facilitation Agreement”) with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Participation Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the “CanWest Exchange Offer”). In the Facilitation Agreement, the Company agreed, among other things, to sell to CanWest, for cash, all of the CanWest Debentures beneficially owned by the Company. The Company’s obligation to sell the CanWest Debentures to CanWest, and CanWest’s obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer was subject to a number of conditions, including that at least two-thirds of the outstanding principal amount of Trust Notes be tendered in the CanWest Exchange Offer. On October 28, 2004, CanWest announced that holders of substantially more than 66 2/3% in aggregate principal amount of the Trust Notes had agreed in writing to tender their Trust Notes in the CanWest Exchange Offer. The CanWest Exchange Offer closed on November 18, 2004. The Company received approximately $133.6 million, of which Hollinger L.P. received approximately $84.5 million, in respect of CanWest Debentures owned and its residual interest in the Participation Trust that was attributable to foreign currency exchange. As a result of the completion of the transaction, the Participation Trust was dissolved and the Company has no further ownership interest in the CanWest Debentures. The Company will record a realized loss of approximately $83.6 million in the fourth quarter of 2004 on this transaction largely due to previously recognized foreign currency gains which were not ultimately realized.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 14 —	Pension and Post-retirement Benefits

(a) Components of Net Periodic Benefit Cost

	Three Months Ended June 30,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$3,565	$2,937	$24	$19
Interest cost	8,523	7,988	328	339
Expected return on plan assets	(8,796)	(7,578)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	109	(63)	—	—
Amortization of net (gain) loss	2,170	2,390	(63)	(67)

Net periodic benefit cost	$5,599	$5,702	$289	$291

	Six Months Ended June 30,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$7,007	$5,830	$48	$37
Interest cost	17,309	15,701	666	653
Expected return on plan assets	(17,685)	(14,875)	—	—
Amortization of transition obligation	56	56	—	—
Amortization of prior service cost	127	(49)	—	—
Amortization of net (gain) loss	4,386	4,680	(128)	(129)

Net periodic benefit cost	$11,200	$11,343	$586	$561

(b) Employer Contributions

Pension Plans
      As of June 30 2004, $5.9 million of contributions have been made to both domestic and foreign plans, all in cash. The Company contributed a total of $9.2 million (including $4.9 million in the U.K.) to fund its pension plans in 2004.

Post-Retirement Plans
      As of June 30, 2004, $1.1 million of contributions have been made, all in cash. The Company contributed a total of $2.2 million to fund its post-retirement plans in 2004.

Note 15 —	Stockholders’ Equity
      Shareholder Rights Plan (“SRP”) — On February 27, 2004, the Company paid a dividend of one preferred share purchase right (a “Right”) for each share of Class A Common Stock and Class B Common Stock held of record at the close of business on February 5, 2004. Each Right, if and when exercisable, entitles its holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock at an exercise price of $50.00.

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
      Black and each of his controlled affiliates, including Hollinger Inc., are considered “exempt stockholders” under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and Ravelston Management, Inc. (“RMI”), seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board’s Corporate Review Committee amended the SRP to include the receiver, RSM Richter, as an “exempt stockholder” for purposes of the SRP.
      The SRP provides that on or before January 25, 2005, the Special Committee (or any other committee of independent directors of the Board of Directors who were not the subject of the Report delivered by the Special Committee) would re-evaluate the plan to determine whether it remained in the best interests of the Company’s stockholders and whether to recommend amendments to the terms of the plan, or redemption of the Rights. Unless earlier redeemed, exercised or exchanged, the Rights will expire on January 25, 2014. On January 27, 2005, the Special Committee reaffirmed the SRP following the re-evaluation and it remains in effect.

Note 16 —	Commitments and Contingencies
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      In connection with the Company’s insurance program, letters of credit are required to support certain projected worker’s compensation obligations. At June 30, 2004, letters of credit in the amount of $4.6 million were outstanding.

Note 17 —	Supplemental Condensed Consolidating Financial Information (Unaudited)
      The 9% Senior Notes are obligations of Publishing. These obligations are guaranteed fully and unconditionally by Hollinger International Inc. No other subsidiary of the Company or of Publishing has guaranteed the securities.
      Supplemental condensed consolidating financial information of Hollinger International Inc. and Publishing is presented below. Hollinger International Inc.’s other directly owned subsidiary, Hollinger Telegraph New Media LLC, is minor and therefore its financial information has not been disclosed separately. The Company’s and Publishing’s investments in subsidiaries are presented on the equity method basis. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions, and the inclusion of assets and liabilities, revenues, expenses and cash flows of Publishing’s subsidiaries.
      On March 31, 2005, the Company notified the SEC of the termination of the registration of the 9% Senior Notes under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of the Company’s duty to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934 in respect of the 9% Senior Notes. Pending the effectiveness of the termination of registration, which takes effect in 90 days from the date of the notice to the SEC, the Company’s duty to file any reports in respect of the 9% Senior Notes under Section 13 is suspended. Accordingly, the Company expects to discontinue providing supplemental condensed consolidating financial information commencing with the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$198,939	$198,939
Circulation	—	—	77,426	77,426
Job Printing	—	—	4,529	4,529
Other	—	—	9,123	9,123

Total operating revenues	—	—	290,017	290,017

Operating costs and expenses:
Newsprint	—	—	19,317	19,317
Newsprint incurred through joint ventures	—	—	20,802	20,802
Compensation	5,457	1,625	83,454	90,536
Other operating costs	11,078	3,961	108,875	123,914
Other operating costs incurred through joint ventures	—	—	15,366	15,366
Depreciation	—	158	7,742	7,900
Amortization	—	—	2,954	2,954

Total operating costs and expenses	16,535	5,744	258,510	280,789

Operating income (loss)	(16,535)	(5,744)	31,507	9,228

Other income (expense):
Interest expense	—	(20,286)	(6,164)	(26,450)
Amortization of deferred financing costs	—	(329)	(271)	(600)
Interest and dividend income	1,722	6,525	(3,516)	4,731
Other income (expense), net	11,034	40,068	(65,050)	(13,948)

Total other income (expense)	12,756	25,978	(75,001)	(36,267)

Earnings (loss) before income taxes and minority interest	(3,779)	20,234	(43,494)	(27,039)
Income taxes (benefit)	14,808	9,942	(33,787)	(9,037)
Minority interest	—	—	585	585

Net earnings (loss)	$(18,587)	$10,292	$(10,292)	$(18,587)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the three months ended June 30, 2003
(Amounts in thousands)
(Restated — Note 3(a))

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$184,207	$184,207
Circulation	—	—	67,978	67,978
Job Printing	—	—	4,283	4,283
Other	—	—	7,916	7,916

Total operating revenues	—	—	264,384	264,384

Operating costs and expenses:
Newsprint	—	—	15,765	15,765
Newsprint incurred through joint ventures	—	—	18,193	18,193
Compensation	—	899	81,741	82,640
Other operating costs	341	8,596	95,186	104,123
Other operating costs incurred through joint ventures	—	—	11,826	11,826
Depreciation	—	326	9,666	9,992
Amortization	—	—	3,342	3,342

Total operating costs and expenses	341	9,821	235,719	245,881

Operating income (loss)	(341)	(9,821)	28,665	18,503

Other income (expense):
Interest expense	—	1,235	(7,777)	(6,542)
Amortization of deferred financing costs	—	(607)	—	(607)
Interest and dividend income	1,738	6,167	(2,778)	5,127
Other income (expense), net	33,262	9,653	(11,851)	31,064

Total other income (expense)	35,000	16,448	(22,406)	29,042

Earnings before income taxes and minority interest	34,659	6,627	6,259	47,545
Income taxes (benefit)	12,297	(2,249)	13,427	23,475
Minority interest	—	—	1,708	1,708

Net earnings (loss)	$22,362	$8,876	$(8,876)	$22,362

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$395,438	$395,438
Circulation	—	—	153,743	153,743
Job Printing	—	—	8,522	8,522
Other	—	—	18,229	18,229

Total operating revenues	—	—	575,932	575,932

Operating costs and expenses:
Newsprint	—	—	38,479	38,479
Newsprint incurred through joint ventures	—	—	42,744	42,744
Compensation	9,991	3,027	170,117	183,135
Other operating costs	32,261	7,430	214,168	253,859
Other operating costs incurred through joint ventures	—	—	31,349	31,349
Depreciation	—	172	16,283	16,455
Amortization	—	—	5,688	5,688

Total operating costs and expenses	42,252	10,629	518,828	571,709

Operating income (loss)	(42,252)	(10,629)	57,104	4,223

Other income (expense):
Interest expense	—	(15,943)	(12,500)	(28,443)
Amortization of deferred financing costs	—	(658)	(538)	(1,196)
Interest and dividend income	3,051	13,046	(6,826)	9,271
Other income (expense), net	4,767	42,090	(70,801)	(23,944)

Total other income (expense)	7,818	38,535	(90,665)	(44,312)

Earnings (loss) before income taxes and minority interest	(34,434)	27,906	(33,561)	(40,089)
Income taxes (benefit)	10,854	16,862	(23,548)	4,168
Minority interest	—	—	1,031	1,031

Net earnings (loss)	$(45,288)	$11,044	$(11,044)	$(45,288)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the six months ended June 30, 2003
(Amounts in thousands)
(Restated Note — 3(a))

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$366,691	$366,691
Circulation	—	—	134,359	134,359
Job Printing	—	—	7,959	7,959
Other	—	—	15,722	15,722

Total operating revenues	—	—	524,731	524,731

Operating costs and expenses:
Newsprint	—	—	33,764	33,764
Newsprint incurred through joint ventures	—	—	37,952	37,952
Compensation	—	1,853	161,992	163,845
Other operating costs	707	14,948	191,623	207,278
Other operating costs incurred through joint ventures	—	—	24,323	24,323
Depreciation	—	652	18,174	18,826
Amortization	—	—	6,757	6,757

Total operating costs and expenses	707	17,453	474,585	492,745

Operating income (loss)	(707)	(17,453)	50,146	31,986

Other income (expense):
Interest expense	—	(6,594)	(13,876)	(20,470)
Amortization of deferred financing costs	—	(1,205)	—	(1,205)
Interest and dividend income	2,206	12,180	(5,048)	9,338
Other income (expense), net	45,820	(13,194)	3,502	36,128

Total other income (expense)	48,026	(8,813)	(15,422)	23,791

Earnings (loss) before income taxes and minority interest	47,319	(26,266)	34,724	55,777
Income taxes (benefit)	23,743	(20,713)	25,761	28,791
Minority interest	—	—	3,410	3,410

Net earnings (loss)	$23,576	$(5,553)	$5,553	$23,576

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$17,799	$7,184	$137,451	$162,434
Accounts receivable, net	1,193	120	237,970	239,283
Intercompany accounts receivable	152,272	257,314	(409,586)	—
Inventories	—	—	10,598	10,598
Amounts due from related parties	29,971	372,013	(372,013)	29,971
Escrow deposits and restricted cash	4,264	—	16,718	20,982
Other current assets	4,609	(757)	51,993	55,845

Total current assets	210,108	635,874	(326,869)	519,113
Loan to affiliate	23,736	—	—	23,736
Investments	254,861	1,352,548	(1,494,978)	112,431
Advances under printing contracts and notes receivable — joint ventures	—	—	44,415	44,415
Property, plant and equipment, net of accumulated depreciation	—	997	235,159	236,156
Intangible assets, net of accumulated amortization	—	—	105,150	105,150
Goodwill	—	—	581,215	581,215
Prepaid pension benefit	—	—	85,770	85,770
Deferred financing costs and other assets	57,514	12,889	48,653	119,056

Total assets	$546,219	$2,002,308	$(721,485)	$1,827,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,082	$4,585	$9,667
Accounts payable and accrued expenses	17,225	6,834	254,116	278,175
Accounts payable — joint ventures	—	—	20,927	20,927
Amounts due to related parties	—	145,596	(137,137)	8,459
Intercompany accounts payable	410,652	1,103,402	(1,514,054)	—
Income taxes payable (recoverable) and other tax liabilities	57,448	(53,121)	469,090	473,417
Deferred revenue	—	3,873	52,323	56,196

Total current liabilities	485,325	1,211,666	(850,150)	846,841
Long-term debt, less current portion	—	310,787	198,590	509,377
Deferred income taxes and other tax liabilities	15,539	125,145	116,981	257,665
Other liabilities	—	—	139,592	139,592

Total liabilities	500,864	1,647,598	(394,987)	1,753,475

Minority interest	—	—	28,212	28,212
Redeemable preferred stock	—	138,309	(138,309)	—
Total stockholders’ equity	45,355	216,401	(216,401)	45,355

Total liabilities and stockholders’ equity	$546,219	$2,002,308	$(721,485)	$1,827,042

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$33,928	$26,727	$73,839	$134,494
Accounts receivable, net	267	86	238,381	238,734
Inventories	—	—	10,821	10,821
Amounts due from related companies	37,424	258,730	(258,730)	37,424
Intercompany accounts receivable	16,365	180,137	(196,502)	—
Escrow deposits and restricted cash	—	—	16,718	16,718
Other current assets	15	2,543	28,720	31,278

Total current assets	87,999	468,223	(86,753)	469,469
Loan to affiliate	22,131	—	—	22,131
Investments	220,947	1,280,811	(1,389,786)	111,972
Advances under printing contracts and notes receivable — joint ventrues	—	—	47,393	47,393
Property, plant and equipment, net of accumulated depreciation	—	907	264,452	265,359
Intangible assets, net of accumulated amortization	—	—	107,490	107,490
Goodwill	—	—	577,300	577,300
Prepaid pension benefit	—	—	88,705	88,705
Deferred financing costs and other assets	69,746	13,547	52,603	135,896

Total assets	$400,823	$1,763,488	$(338,596)	$1,825,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6,725	$6,725
Accounts payable and accrued expenses	8,398	7,311	259,514	275,223
Accounts payable — joint ventures	—	—	16,375	16,375
Amounts due to related parties	—	741	7,384	8,125
Intercompany accounts payable	293,516	1,052,561	(1,346,077)	—
Income taxes payable (recoverable) and other tax liabilities	57,448	(53,121)	462,157	466,484
Deferred revenue	—	—	50,851	50,851

Total current liabilities	359,362	1,007,492	(543,071)	823,783

Long-term debt, less current portion	—	310,713	211,834	522,547
Deferred income taxes and other tax liabilities	4,685	108,283	162,024	274,992
Other liabilities	—	—	139,362	139,362

Total liabilities	364,047	1,426,488	(29,851)	1,760,684

Minority interest	—	—	28,255	28,255
Redeemable preferred stock	—	138,309	(138,309)	—
Total stockholders’ equity	36,776	198,691	(198,691)	36,776

Total liabilities and stockholders’ equity	$400,823	$1,763,488	$(338,596)	$1,825,715

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$(45,288)	$11,044	$(11,044)	$(45,288)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	173	21,970	22,143
Amortization of deferred financing costs	—	658	538	1,196
Minority interest	—	—	1,031	1,031
Gain on sale of assets	—	(296)	(1,021)	(1,317)
Non-cash interest income	(178)	—	(3,989)	(4,167)
Non-cash portion of foreign currency loss	12,231	—	3,101	15,332
Other	29,656	(28,388)	28	1,296
Changes in working capital, net	(957)	6,662	12,076	17,781

Cash provided by (used in) operating activities	(4,536)	(10,147)	22,690	8,007

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	—	(137)	(11,399)	(11,536)
Purchase of investments and other non-current assets	(173)	(454)	(8,302)	(8,929)
Proceeds from disposal of property, plant and equipment	—	—	12,540	12,540
Proceeds from disposal of investments and other assets	—	—	666	666
Other	—	—	4,023	4,023

Cash used in investing activities	(173)	(591)	(2,472)	(3,236)

Cash Flows From Financing Activities:
Repayment of debt and premiums on debt extinguishment	—	—	(10,992)	(10,992)
Changes in escrow deposits and restricted cash	—	—	(4,264)	(4,264)
Proceeds from issuance of stock	36,946	—	—	36,946
Changes in amounts due to/from related parties	(39,338)	(1,961)	51,868	10,569
Dividends paid	(9,028)	(12,000)	12,000	(9,028)
Other	—	5,156	(5,156)	—

Cash provided by (used in) financing activities	(11,420)	(8,805)	43,456	23,231

Effect of exchange rate changes on cash	—	—	(62)	(62)

Net increase (decrease) in cash and cash equivalents	(16,129)	(19,543)	63,612	27,940
Cash and cash equivalents at beginning of period	33,928	26,727	73,839	134,494

Cash and cash equivalents at end of period	$17,799	$7,184	$137,451	$162,434

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2003
(Amounts in thousands)
(Restated — Note 3(a))

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Operating Activities:
Net earnings (loss)	$23,576	$(5,553)	$5,553	$23,576
Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	652	24,931	25,583
Amortization of deferred financing costs	—	1,205	—	1,205
Minority interest	—	—	3,410	3,410
Premium on debt extinguishments	—	19,657	—	19,657
Gain on sale of investments	(568)	—	(1,486)	(2,054)
Loss on sale of assets	—	—	155	155
Non-cash interest income	(77)	—	(3,589)	(3,666)
Non-cash portion of foreign currency loss	(70,519)	—	(22,329)	(92,848)
Other	5,535	1,987	51,981	59,503
Changes in working capital accounts, net	(8,732)	(11,397)	19,766	(363)

Cash provided by (used in) operating activities	(50,785)	6,551	78,392	34,158

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	—	(32)	(8,513)	(8,545)
Purchase of investments and other non-current assets	(3,000)	—	(4,606)	(7,606)
Proceeds from disposal of investments and other assets	568	—	22,270	22,838
Proceeds from disposal of property plant and equipment	—	—	242	242
Other	—	—	(161)	(161)

Cash provided by (used in) investing activities	(2,432)	(32)	9,232	6,768

Cash Flows From Financing Activities:
Repayment of debt and premiums on debt extinguishment	—	(524,563)	(3,566)	(528,129)
Changes in escrow deposits and restricted cash	—	545,952	(19,823)	526,129
Repurchase of common shares	(8,849)	—	—	(8,849)
Changes in amounts due to/from related parties	58,979	(28,221)	(45,887)	(15,129)
Dividends paid	(8,690)	—	—	(8,690)
Other	—	—	(3,095)	(3,095)

Cash provided by (used in) financing activities	41,440	(6,832)	(72,371)	(37,763)

Effect of exchange rate changes on cash	—	—	2,685	2,685

Net increase (decrease) in cash and cash equivalents	(11,777)	(313)	17,938	5,848
Cash and cash equivalents at beginning of period	39,750	11,394	85,997	137,141

Cash and cash equivalents at end of period	$27,973	$11,081	$103,935	$142,989

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Note 18 — CanWest Dispute
      On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$83.2 million. The Company believes it has valid defenses to the claims, as well as significant counterclaims against CanWest. The arbitration is in its preliminary stages, and it is not yet possible to determine its ultimate outcome.
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
Note 19 — Subsequent Events

General
      a) In November 2003, the Company announced that the Board of Directors had retained Lazard Frères & Co. LLC and Lazard & Co., Limited (collectively, “Lazard”) as financial advisor to explore alternative strategic transactions on the Company’s behalf (the “Strategic Process”), including a possible sale of the Company, a sale of one or more of its major properties, or other transactions.
      As part of the Strategic Process, in June of 2004, the Company agreed to terms and signed an agreement to sell the Telegraph Group, which represented substantially all of the operations of the U.K. Newspaper Group. Under the terms of the agreement, Press Acquisitions Limited acquired all of the outstanding shares of the Telegraph Group for a purchase price of £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1). This purchase price was subject to adjustment depending on certain working capital levels in the Telegraph Group, but such adjustment was not material (less than 1% of the purchase price). The transaction closed on July 30, 2004. In the third quarter of 2004, the Company recognized a gain on the sale of the Telegraph Group of $354.6 million, net of taxes of $221.0 million.
      b) The Company fully repaid all amounts outstanding under its Senior Credit Facility ($213.4 million) and terminated the related cross-currency interest rate swaps on July 30, 2004 with proceeds from the sale of the Telegraph Group and expensed the related deferred financing costs of $5.2 million. These costs will be reflected in “Gain from disposal of business segment (net of income taxes)” in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and the related indebtedness included in “Liabilities of operations to be disposed of” in the Condensed Consolidated Balance sheets. The Company also completed a tender offer for the retirement of the 9% Senior Notes. Approximately $290.6 million, or 97%, of the 9% Senior Notes were tendered for retirement on July 30, 2004 and all covenants were removed from the untendered notes. In addition, $3.4 million in principal of the remaining 9% Senior Notes was purchased on the open market for approximately $3.9 million and retired during September 2004. The cost of the early retirement of the 9% Senior Notes was $60.4 million, including expensing of related deferred financing costs of $9.2 million, which will be reflected in “Other income

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(expense), net” in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004.
      c) On October 15, 2004, the Company completed its sale of the 401 N. Wabash Venture LLC for $73.0 million. See Note 5.
      d) On November 16, 2004, the Company issued an additional 68,494 DSU’s under similar terms to those issued on January 14, 2004 (See Note 4) and recognized $1.2 million in employee compensation expense and additional paid-in capital.
      e) On November 16, 2004, the Company announced that as part of the Strategic Process, it had entered into a definitive agreement to sell The Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem Report and related publications (collectively, the “JP”). The transaction involved the sale by the Company of its debt and equity interests in the JP for $13.2 million. The transaction closed on December 15, 2004 and the Company will recognize a net gain on the sale of approximately $0.6 million in the fourth quarter of 2004. The Company will reflect the JP, representing substantially all of the operations of the Community Group segment, as a discontinued operation in accordance with SFAS No. 144 in the fourth quarter of 2004.
      f) On November 18, 2004, the Company completed the CanWest Exchange Offer. See Note 13.
      g) On November 30, 2004, the Company paid the National Post Company Cdn.$26.5 million in full satisfaction, including interest, of a judgment obtained against the Company. See Note 18.
      h) On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on the Company’s Class A and Class B Common Stock on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including the DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock.
      i) On each of December 16, 2004 and March 31, 2005, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share, paid to the Company’s Class A and Class B Common Stock on January 18, 2005 to stockholders of record on January 3, 2005 and on April 20, 2005 to stockholders of record on April 8, 2005.
      j) On January 26, 2005, the Company issued 105,500 DSU’s and on March 14, 2005, the Company issued 20,000 DSU’s that vest in 25% increments on each annual anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); or death or permanent disability. These DSU’s will be expensed ratably over the vesting period.
      k) On March 31, 2005, the Company notified the SEC of the termination of registration of the 9% Senior Notes. See Note 17.
      l) In May of 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its shareholders largely from the proceeds of the CanWest Exchange Offer. See Note 13. Approximately 13% (or $12.0 million) of this dividend will be paid to the minority shareholders.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Legal Matters
      The following is a discussion of developments since January 18, 2005 in the legal proceedings the Company has reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”). The Company filed the 2003 Form 10-K with the Securities and Exchange Commission on January 18, 2005. For a detailed discussion of these legal proceedings, see “Item 3 Legal Proceedings” of the Company’s 2003 Form 10-K.

Stockholder Derivative Litigation
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. has challenged the funding of the settlement by the insurers in an action brought in the Ontario Superior Court of Justice (see Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada) and the settlement is subject to that court’s approval of the funding. If the Ontario court approves the funding, the settlement will then be subject to approval by the Court of Chancery of the State of Delaware.
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
      The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Mr. and Mrs. Black, Radler, Colson, Perle, John A. Boultbee, Hollinger Inc., Ravelston Corporation Limited, and Ravelston Management Inc. See Litigation Involving Controlling Stockholder, Senior Management and Directors.

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

Litigation Involving Controlling Stockholder, Senior Management and Directors
      The Company, through the Special Committee, has been pursuing in the United States District Court for the Northern District of Illinois breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler, J.A. Boultbee (“Boultbee”), Barbara Amiel-Black (“Amiel-Black”), Daniel W. Colson (“Colson”) and Richard N. Perle (“Perle”). In October 2004, the Court dismissed the Company’s Racketeer

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Influenced and Corrupt Organizations Act claims (“RICO”), and on February 3, 2005, the Court denied the Company’s request for an immediate appeal of that dismissal. In December 2004, all defendants moved to dismiss the complaint against them on a variety of grounds, and on March 11, 2005, the Court denied those motions. All defendants have now answered the complaint, and with their answers defendants Black, Radler, Boultbee, Amiel-Black and Colson asserted third-party claims against Richard Burt and James Thompson and former director Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. In addition, Black asserted counterclaims against the Company alleging breach of his stock options contracts with the Company and seeking a declaration that he may continue participating in the Company’s options plans and exercising additional options. Ravelston and RMI asserted counterclaims against the Company and third-party claims against Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004 and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent and Agreement” (“Consent”) between the Company and Wachovia Trust Company. That Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% senior secured notes. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Hollinger International Inc. v. Conrad Black, Hollinger Inc., and 504468 N.B. Inc.
      On June 28, 2004, the Court of Chancery of the State of Delaware entered an order and final judgment granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing defendants’ remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004. On July 16, 2004, defendants made the payments required under the order and final judgment, but filed notices of appeal of the Court’s rulings to the Delaware Supreme Court. On April 19, 2005, the Delaware Supreme Court denied the appeals and affirmed the Court of Chancery’s rulings.

Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.
      In December 2004, Ravelston sought leave to appeal to the Divisional Court the denial of its motion for an anti-suit injunction seeking to restrain the Company from continuing the Illinois litigation brought against it by the Company through its Special Committee and from bringing any claims against Ravelston arising out of the management of the Company other than in Ontario and the granting of the Company’s motion to stay Ravelston’s Ontario claims against the Company. On February 28, 2005, the Divisional Court denied the motion.

Black v. Breeden, et al.
      On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Richard C. Breeden (“Breeden”), Richard C. Breeden & Co. (“Breeden & Co.”), Gordon Paris (“Paris”), James Thompson, Richard Burt, Graham Savage, Raymond Seitz, Shmuel Meitar and Henry Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

United States Securities and Exchange Commission v. Conrad M. Black, et al.
      The SEC has been pursuing an action in the United States District Court for the Northern District of Illinois against Black, Radler, and Hollinger Inc., alleging that the defendants violated federal securities laws and that they were liable for the Company’s violations of certain federal securities laws during the period from at least 1999 through at least 2003. On March 10, 2005, the SEC filed an amended complaint, which corrects several minor errors in the original complaint, extends the SEC’s claim of Section 14(a) violation to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On April 27, 2005, the court granted the motion of the U.S. Attorney’s Office for a limited stay of discovery. The court order prohibits the SEC from producing until at least August 1, 2005 a particular document in its possession. The basis for the U.S. Attorney’s request for the limited stay was concerns for its ongoing criminal investigation. Despite the requests of some of the defendants, no other discovery has been stayed. The court order has also extended the time for completing document discovery to August 15, 2005. It is not yet possible to determine the ultimate outcome of this action.

The Chicago Sun-Times Circulation Cases
      On March 22, 2005, an additional action was filed in the Circuit Court of Cook County, Illinois, Law Division. The case, styled Mancari’s Chrysler-Jeep-Dodge of Des Plaines, Inc.; Mancari’s of Orland Park, Inc.; Mancari’s Chrysler Jeep of Crestwood, Inc.; and Mancari’s Chrysler Jeep, Inc. v. Chicago Sun-Times, Inc., No. 05 L 3248 alleges theories of recovery based on breach of contract, statutory and common law fraud, and unjust enrichment. The complaint seeks monetary damages, interest, costs and attorneys’ fees. Chicago Sun-Times, Inc. was served on March 29, 2005. The case is in a preliminary stage and it is not yet possible to determine its ultimate outcome.

Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.
      On February 3, 2005, Sugra (Bermuda) Limited (“Sugra (Bermuda)”) filed its answer in the United States District Court for the Northern District of New York to the complaint filed on November 3, 2004 by Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc., and filed cross claims against Hollinger Inc. for breach of contract, indemnity, contribution, and negligence, seeking damages, indemnification, or contribution to Sugra (Bermuda) and against Hollinger Inc. for the full amount of any judgment awarded against Sugra (Bermuda) in the action. On February 25, 2005, Hollinger Inc. filed its answer to Sugra (Bermuda)’s cross claims and asserted cross claims of its own against Sugra (Bermuda) for indemnification, negligence/impairment of collateral, and tortious interference with contractual relations, seeking indemnification and damages to Hollinger Inc. for the full amount of any judgment awarded against Hollinger Inc. in the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada
      On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company being advanced by Cardinal Value Equity Partners in a derivative action commenced by it in the Court of Chancery in the State of Delaware. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding thus far. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and The Ravelston Corporation for the year July 1, 2002 to July 1, 2003

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company issued an application in the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by (i) American Home Assurance Company, (ii) Chubb Insurance Company of Canada, (iii) Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and (iv) Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.

Conrad M. Black v. Hollinger International Inc.
      On May 13, 2005, Black filed an action against the Company in the Delaware Court of Chancery in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In the action, which is entitled Conrad M. Black v. Hollinger International Inc., Black is seeking payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees. Also on May 13, 2005, the Company wrote a letter to Black demanding that he repay some $3.1 million in legal fees, plus interest, that were advanced to him in connection with his unsuccessful defense in the action entitled Hollinger International Inc. v. Black, in the Delaware Court of Chancery. Black’s action and the Company’s demand for repayment are in preliminary stages and it is not yet possible to determine their ultimate outcome.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
OVERVIEW
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the U.K. Newspaper Group, the Community Group and the Canadian Newspaper Group. The U.K. Newspaper Group represented approximately 49.5% and 51.9% and the Chicago Group represented approximately 41.7% and 39.9% of the Company’s revenue for the three and six months ended June 30, 2004, respectively. The Chicago Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Community Group includes The Jerusalem Post and related publications. The Canadian Newspaper Group consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company’s approximately 87% interest in Hollinger L.P.
      The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 68.6% and 68.7% of the Company’s consolidated revenues for the three and six months ended June 30, 2004, respectively. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Changes in advertising revenue are heavily correlated to the changes in economic conditions in general and in individual business sectors. Advertising revenue is subject to changes in the economy on both a national and local level. The Company’s advertising revenue experiences seasonality with the third quarter typically being the lowest and the fourth quarter being the highest. Advertising revenue is recognized upon publication of the advertisement.
      Approximately 26.7% of the Company’s revenues for both the three and six months ended June 30, 2004, were generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenues from job printing and other activities which are recognized upon delivery.
      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 32.2% and 32.0% of the Company’s total operating costs for the three and six months ended June 30, 2004, respectively. Newsprint costs represented approximately 14.3% and 14.2% of the Company’s total operating costs for the three and six months ended June 30, 2004, respectively. Newsprint prices are subject to fluctuation as newsprint is a commodity. Compensation costs are recognized as employment services are rendered. Newsprint costs are recognized upon consumption.
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
RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2004 and 2005
      Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors — The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Black, Radler and others are reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and other professional fees. The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation brought by the Company’s direct and indirect controlling shareholders and various former members of the Company’s management following the Special Committee’s findings and the Company’s actions in November of 2003, costs to defend the court order in the January 2004 SEC action against challenges by Hollinger Inc., costs of cooperating with the various government agencies investigating the matters discussed in the Report, and attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided for by the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified.
      The Company has incurred substantial legal costs arising out of litigation on behalf of the Company brought by the Special Committee to redress what the Special Committee has concluded to be repeated violations of the fiduciary duties of Hollinger Inc., Black and certain of their affiliates or associates, and related matters. The costs amounted to approximately $10.3 million and $31.3 million for the three and six months ended June 30, 2004, respectively, as further discussed below, in addition to $10.1 million of costs incurred for the year ended December 31, 2003.
      The costs of $10.3 million and $31.3 million for the three and six months ended June 30, 2004, respectively, include approximately $4.8 million and $14.7 million for the three and six months ended June 30, 2004 in costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company’s controlling stockholders and other current and former officers and directors of the Company, (iv) defending the Court Order in the January 2004 SEC Action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware litigation; (vi) defending and defeating the anti-suit injunction motion and appeal brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company’s claims; and (vii) cooperating with various government agencies investigating the conduct that is the subject of the Report.
      In addition to the costs for the Special Committee’s work, the Company has incurred other legal costs and other professional fees of $2.0 million and $10.1 million for the three and six months ended June 30, 2004, respectively. The legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.
      The Company has also incurred legal costs of approximately $3.5 million and $6.5 million for the three and six months ended June 30, 2004, respectively, that the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings.
      During 2003, the Company received from its former executive officers a total of $1.2 million in restitution in accordance with the terms of an agreement. In June and July 2004, the Company was paid additional amounts in restitution totaling $6.6 million and $23.7 million, respectively, excluding interest, in accordance with the terms of the agreement. These amounts were reflected in the Company’s Consolidated Statements of Operations for the three months and year ended December 31, 2003 as “Other income (expense), net”.
      On April 27, 2004, the Company reached a settlement with Atkinson, a former director and officer of the Company. The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the “non-competition” and Hollinger Digital Incentive Plan payments he received plus interest, which total approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement and reflected as restricted cash. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The Company recorded approximately $1.7 million of this settlement, excluding interest, in the second quarter of 2004 which is included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2004.
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, is also subject to court approval. See “Legal Proceedings”.
      On May 13, 2005, Black commenced a lawsuit in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred for one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by the SEC Black and others.
      Sale of the Telegraph Group — In November 2003, the Company retained Lazard as financial advisor to explore alternative strategic transactions, including the sale of the Company or of its specific businesses. As part of the Strategic Process, on July 30, 2004, the Company completed the sale of the Telegraph Group for £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1 as of the date of sale). This price was subject to adjustment depending on actual working capital of the businesses sold, but such adjustment was not material (less than 1% of the purchase price). The sale of the Telegraph Group represented a disposition of substantially all of the operations of the U.K. Newspaper Group. During the third quarter of 2004, the Telegraph Group has been reported as discontinued operations. See Note 19(a) to the condensed consolidated financial statements.
      On July 30, 2004, the Company used approximately $213.4 million of the proceeds from the sale of the Telegraph Group to repay in full all amounts outstanding under its Senior Credit Facility utilized by the Telegraph Group and terminated all derivatives related to that facility. In addition, the Company paid costs of approximately $2.1 million for premiums and fees related to the early repayment of the facility and $32.3 million, including $29.7 million previously recognized in mark-to-market adjustments, in fees to cancel the cross-currency interest rate swaps the Company had in place with respect to amounts outstanding under the Senior Credit Facility. The Senior Credit Facility and related items are reflected as components of discontinued operations.
      Retirement of 9% Senior Notes — In June 2004, the Company commenced a tender offer and consent solicitation to retire all 9% Senior Notes. Approximately 97% of the principal amount of the 9% Senior Notes were tendered. The Company used approximately $344.8 million of the proceeds from the sale of the Telegraph Group to purchase and retire the 9% Senior Notes tendered and related expenses. The tender closed on August 2, 2004. In September 2004, the Company retired an additional $3.4 million in principal amount of the 9% Senior Notes. The cost of the early retirement of the 9% Senior Notes is approximately $60.4 million, consisting of a premium for early retirement, swap cancellation fees and related fees. The cost will be recognized during the third quarter of 2004 and reflected in “Other Income (Expense) — net”. See “— Liquidity and Capital Resources.”
      Declaration of Special and Regular Dividends — On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share on the Company’s Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, the outstanding grants under the Company’s stock incentive plans have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. On each of December 16, 2004 and March 31, 2005, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share on the Company’s Class A and Class B Common Stock which were paid on January 18, 2005 and April 20, 2005, respectively.
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
      As a result of the decision to sell its interest in the joint venture and related real estate, the Chicago Sun-Times entered into an operating lease for new office space. The new lease is for 15 years and will have an average annual expense of approximately $2.7 million. The Chicago Sun-Times relocated to the new office space in the fourth quarter of 2004 resulting in capital expenditures of approximately $10.3 million through September 30, 2004. See “— Liquidity and Capital Resources — Capital Expenditures.”
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
      CanWest Debentures — On October 7, 2004, the Company agreed, under the terms of an agreement with CanWest the purpose of which was to facilitate the refinancing by CanWest of the existing CanWest Debentures with newly issued debentures through an exchange offer, to sell to CanWest for cash all of the CanWest Debentures beneficially owned by the Company upon the completion of the CanWest Exchange Offer. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of CanWest Debentures and residual interest in the Participation

Trust that was attributable to foreign currency exchange. The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust with debentures issued by a wholly-owned subsidiary of CanWest and the unwinding of the Participation Trust. As a result, the Company’s exposure to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on $16.7 million held as restricted cash. See Note 13 to the condensed consolidated financial statements and “Off Balance Sheet Arrangements” following.
      Sale of The Jerusalem Post — On December 15, 2004, the Company announced that, as part of the Strategic Process, it had completed the sale of The Palestine Post Limited. That company is the publisher of The Jerusalem Post, The Jerusalem Report and related publications. The transaction involved the sale by the Company of its debt and equity interests in The Palestine Post Limited for $13.2 million. The sale of The Palestine Post Limited represented a disposition of substantially all of the operations of the Community Group. During the fourth quarter of 2004, the Community Group will be reported as discontinued operations. See Note 19(e) to the condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates
      The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. There have been no significant changes in the Company’s critical accounting policies and estimates in the three and six-month periods ended June 30, 2004. For a discussion of these policies and estimates, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Restatement of 2003 Financial Statements
      During the course of preparing its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain previously reported financial information required restatement arising from the findings of the Special Committee. The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2003 have been restated to record additional accruals for tax contingencies to cover interest that the Company may be required to pay. The effect of this restatement resulted in an increase to income tax expense of $1.1 million and $2.3 million for the three and six-month periods ended June 30, 2003, respectively. As a result, the net earnings and basic earnings per share decreased by $1.1 million, or $0.01 per share, respectively, for the three months ended June 30, 2003 and the net earnings and basic earnings per share decreased by $2.3 million, or $0.03 per share, respectively, for the six months ended June 30, 2003.

CONSOLIDATED RESULTS OF OPERATIONS

Net Earnings (loss)
      Net loss in the second quarter of 2004 amounted to $18.6 million, or a loss of $0.21 per share compared to net earnings of $22.4 million in the second quarter of 2003, or $0.26 per share. The net loss for the six months ended June 30, 2004 was $45.3 million or a $0.51 loss per share compared with net earnings of $23.6 million or $0.27 per share for the six months ended June 30, 2003. During the three and six month periods ended June 30, 2004, the Company incurred costs of $10.3 million and $31.3 million, respectively, with respect to the Special Committee and its investigation. There were no Special Committee costs incurred in the three and six months periods ended June 30, 2003. Special Committee costs include legal and other costs incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation that has arisen as a result of the issues that the Special Committee has investigated and fees paid by the Company as a result of indemnifications of current and former officers and directors. During the three and six months ended June 30, 2003, the Company had costs on the early retirement of debt of nil and $37.3 million, respectively. Foreign exchange gains (losses), largely related to the Participation Trust, in the three and six months ended June 30, 2004 amounted to losses of $3.0 million and $8.8 million, respectively, and in the three and six months ended June 30, 2003 amounted to gains of $30.6 million and $74.6 million, respectively, all on a before tax basis.

Operating Revenues and Operating Income
      Operating revenues and operating income in the second quarter of 2004 were $290.0 million and $9.2 million, respectively, compared with operating revenues of $264.4 million and operating income of $18.5 million in the second quarter of 2003. The increase in operating revenue of $25.6 million over the prior year quarter is principally a reflection of an increase in advertising revenues at the Chicago Group and an increase in advertising and circulation revenues at the U.K. Newspaper Group, largely due to exchange rate movements. The $9.3 million decrease in operating income in the second quarter of 2004 is primarily due to an increase in the above referenced costs incurred with respect to the Special Committee, a $5.5 million increase in stock based compensation largely resulting from option modifications (see Note 4 to the condensed consolidated financial statements), while the revenue increase was somewhat offset by increases in other operating costs. Operating revenues and operating income for the six months ended June 30, 2004 were $575.9 million and $4.2 million, respectively, compared with $524.7 million and $32.0 million, respectively, for the six months ended June 30, 2003. The increase in revenue is primarily due to increased advertising revenue for the Chicago Group and an increase in advertising and circulation revenues at the U.K. Newspaper Group, largely due to exchange rate movements and the decrease in operating income of $27.8 million is largely due to an increase in the above referenced costs incurred with respect to the Special Committee, a $10.0 million increase in stock based compensation largely resulting from option modifications (see Note 4 to the condensed consolidated financial statements) while the revenue increase was somewhat offset by increases in other operating costs.

Operating Costs and Expenses
      Total operating costs and expenses increased by $34.9 million to $280.8 million for the three months ended June 30, 2004 from $245.9 million for the same period in 2003. The increase reflects higher operating costs at the Corporate Group, largely related to an increase in the above referenced costs incurred with respect to the Special Committee of $10.3 million. In addition, there was an increase in stock based and other compensation costs of $7.9 million and an increase in other operating expenses of $13.8 million in the U.K. Newspaper Group, largely due to exchange rates movements, and increased newsprint expenses of $6.2 million, partially offset by a reduction in management fees of approximately $6.3 million ($4.0 million excluding the U.K.) resulting from the reduction and subsequent cancellation of management services with RMI and related companies as part of a restructuring agreement and a reduction in corporate aircraft costs of $1.5 million. For the six months ended June 30, 2004, operating costs and expenses increased by $79.0 million to $571.7 million from $492.7 million in 2003, largely due to the increase in Special Committee costs of $31.3 million, and other corporate legal and professional fees of $1.7 million, increased compensation expense of $19.3 million, including stock-based compensation, of $10.0 million, increased expense related to Chicago Sun-Times circulation restitution of $2.9 million, increases in other operating expenses of $20.8 million in the U.K. Newspaper Group, largely due to exchange rates movements, and increased newsprint expenses of $9.5 million, partially offset by a reduction in management fees of approximately $12.4 million ($8.0 million excluding the U.K.), a reduction in corporate aircraft costs of $2.3 million and a decrease in amortization and depreciation expense of $3.4 million, largely resulting from intangibles fully amortized at the end of 2003.

Other Income (Expense)
      Interest expense was $26.5 million and $6.5 million for the three months ended June 30, 2004 and 2003, respectively. The increase in interest expense in the second quarter of 2004 is largely due to the $20.0 million negative impact of interest rate swaps, including negative mark-to-market adjustments, of $13.4 million in the second quarter of 2004 as compared to a positive impact of $5.5 million in 2003. Interest expense was $28.4 million and $20.5 million for the six months ended June 30, 2004 and 2003, respectively. This increase reflects the negative impact in 2004 of interest rate swaps, including mark-to-market adjustments of $2.2 million, as compared to a positive impact of $7.3 million in 2003.
      Other income (expense), net, in the second quarter of 2004 worsened by $45.0 million to an expense of $13.9 million from income of $31.1 million in the same period in 2003, primarily due to fees incurred pursuant to the strategic process, largely related to the disposal of the Telegraph Group, of $12.2 million and a decrease in foreign currency gains, largely related to the Participation Trust, of $33.6 million. For the six months ended June 30, 2004, other income (expense) worsened by $60.0 million to an expense of $23.9 million in 2004 from income of $36.1 million in 2003. This change was primarily due to a decrease in foreign currency gains, largely related to the Participation Trust, of $83.3 million and fees incurred pursuant to the strategic process, largely related to the disposal of the Telegraph Group, of $14.8 million, offset somewhat by the costs to retire debt in 2003 of $37.3 million.
      Income taxes were a benefit of $9.0 million and an expense of $23.5 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, income tax expense was $4.2 million and $28.8 million, respectively. The Company’s income tax expense (benefit) varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $10.0 million and $1.1 million in the three months ended June 30, 2004 and 2003, respectively, and $20.0 million and $6.2 million for the six months ended June 30, 2004 and 2003, respectively. See Note 3(a) to the Company’s condensed consolidated financial statements.
      Minority interest in the second quarter of 2004 totaled $0.6 million compared to $1.7 million in 2003 and $1.0 million compared to $3.4 million for the six months ended June 30, 2004 and 2003, respectively. Minority interest primarily represents the minority share of net earnings of Hollinger L.P. The decrease for the three and six months ended June 30, 2004 is due primarily to the lower operating results of Hollinger L.P.

SEGMENT RESULTS
      The Company divides its business into five principal segments: the Chicago Group, the U.K. Newspaper Group, the Community Group, the Canadian Newspaper Group, and the Investment and Corporate Group.
      Following is a discussion of the results of operations of the Company by operating segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Chicago Group	$120,975	$115,985	$229,746	$221,999
U.K. Newspaper Group	143,696	123,377	298,839	257,932
Community Group	2,703	2,589	5,100	5,331
Canadian Newspaper Group	22,643	22,433	42,247	39,469
Investment and Corporate Group	—	—	—	—

Total operating revenues	$290,017	$264,384	$575,932	$524,731

Operating income (loss):
Chicago Group	$20,197	$19,089	$24,994	$25,383
U.K. Newspaper Group	11,559	8,198	35,106	24,777
Community Group	(965)	(1,338)	(2,311)	(3,056)
Canadian Newspaper Group	995	24	(356)	(1,493)
Investment and Corporate Group	(22,558)	(7,470)	(53,210)	(13,625)

Total operating income	$9,228	$18,503	$4,223	$31,986

Operating revenues:
Chicago Group	41.7%	43.9%	39.9%	42.3%
U.K. Newspaper Group	49.5%	46.6%	51.9%	49.2%
Community Group	0.9%	1.0%	0.9%	1.0%
Canadian Newspaper Group	7.9%	8.5%	7.3%	7.5%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

Operating income margin:
Chicago Group	16.7%	16.5%	10.9%	11.4%
U.K. Newspaper Group	8.0%	6.6%	11.8%	9.6%
Community Group	(35.7)%	(51.7)%	(45.3)%	(57.3)%
Canadian Newspaper Group	4.4%	0.1%	(0.8)%	(3.8)%
Investment and Corporate Group	N/A	N/A	N/A	N/A

Total operating income margin	3.2%	7.0%	0.7%	6.1%

Chicago Group
      The following table sets forth, for the Chicago Group, for the periods indicated, certain results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$95,107	$91,040	$179,441	$172,228
Circulation	22,773	21,805	44,391	43,815
Job printing and other	3,095	3,140	5,914	5,956

Total operating revenues	120,975	115,985	229,746	221,999

Operating costs and expenses:
Newsprint	17,188	13,337	34,408	29,592
Compensation	43,263	41,994	86,843	85,315
Other operating costs	32,830	33,803	68,569	66,085
Depreciation	4,543	4,420	9,244	8,867
Amortization	2,954	3,342	5,688	6,757

Total operating costs and expenses	100,778	96,896	204,752	196,616

Operating income	$20,197	$19,089	$24,994	$25,383

      Operating revenues for the Chicago Group were $121.0 million and $116.0 million for the three month periods ended June 30, 2004 and 2003, respectively, which is an increase of $5.0 million. For the six months ended June 30, 2004, operating revenues increased $7.7 million to $229.7 million from $222.0 million for the same period in 2003.
      Advertising revenue was $95.1 million in the second quarter of 2004 and $179.4 million for the six months ended June 30, 2004, compared with $91.0 million and $172.2 million for the comparable periods in 2003. The $4.1 million increase in advertising revenue for the three months ended June 30, 2004 primarily reflects increases in national advertising of $1.5 million and in retail advertising revenue of $1.9 million. For the six month period ended June 30, 2004, the $7.2 million increase in advertising revenue includes increases of $4.5 million in retail and $2.7 million in national advertising revenue.
      Circulation revenue was $22.8 million and $44.4 million for the three month and six month periods ended June 30, 2004, compared with $21.8 million and $43.8 million for the same periods in 2003, which is an increase of $1.0 million for the quarter and $0.6 million for the six month period. The increase in circulation revenue for the quarter and year to date is attributable to the single copy price increase at the Chicago Sun-Times which took effect in April 2004 as the increase in price more than offset the resulting decline in volume. The newsstand price was increased $0.15 from $0.35 to $0.50. Job printing and other revenue was generally comparable between periods amounting to $3.1 million in the second quarter of 2004 compared with $3.1 million in the second quarter of 2003 and $5.9 million for the six months ended June 30, 2004 compared with $6.0 million for the comparable period in 2003.
      Total operating costs and expenses for the second quarter were $100.8 million in 2004 compared with $96.9 million in 2003, an increase of $3.9 million, and $204.8 million and $196.6 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $8.2 million.
      Newsprint expense in the second quarter of 2004 was $17.2 million compared with $13.3 million in 2003, an increase of $3.9 million. For the six months ended June 30, 2004 and 2003, newsprint expense was $34.4 million and $29.6 million, respectively. The increase in newsprint expense for the quarter and year to date is attributable to a significant increase in the cost of newsprint partially offset by a decrease in consumption. The average cost per tonne of newsprint was approximately 19% higher in the quarter and 12% higher for the six months ended June 30, 2004. Total newsprint consumption for the three and six month periods in 2004 decreased approximately 7% and 4%, respectively. Declines in consumption, particularly in the second quarter, reflect the cessation of practices relating to the overstatement of circulation and consequent printing of excessive copies of certain publications, principally the Chicago Sun-Times, as well as volume declines primarily resulting from the single copy price increase.
      Compensation costs in the second quarter of 2004 were $43.3 million compared with $42.0 million in the second quarter of 2003, an increase of $1.3 million. For the six months ended June 30, 2004, compensation costs increased $1.5 million to $86.8 million from $85.3 million from the same period in 2003. The increase in compensation costs was principally due to staff additions in Editorial at certain publications and an increase in employee benefit costs.
      Other operating costs were $32.8 million and $68.6 million for the three and six months ended June 30, 2004, compared with $33.8 million and $66.1 million for the same periods in 2003, a decrease of $1.0 million and an increase of $2.5 million, respectively. The decrease in other operating costs for the quarter was largely due to the reduction in management fees and aircraft costs of $2.0 million. This decrease was somewhat offset by severance payments of $0.6 million and $0.7 million in increased marketing and promotional spending to position the Chicago Sun-Times newspaper and support the single copy price increase. For the six month period ended June 30, 2004, the increase is reflective of circulation overstatement accruals of $2.9 million, severance payments of $0.6 million, increased marketing and promotional spending of $1.9 million to position the Chicago Sun-Times newspaper and support the single copy price increase, an increase of $0.4 million in insurance costs, and an increase of $0.6 million in distribution costs. These increases were somewhat offset by the reduction in management fees and aircraft costs of $3.9 million.
      Depreciation and amortization expense in the second quarter of 2004 was $7.5 million compared with $7.8 million in the second quarter of 2003 and for the six months ended June 30, 2004 was $14.9 million compared to $15.6 million for the same period in 2003. The decrease in amortization expense reflects certain non-compete intangible assets that were fully amortized at the end of 2003.
      Operating income in the second quarter of 2004 amounted to $20.2 million compared with $19.1 million in 2003, an increase of $1.1 million and was $25.0 million compared with $25.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase in operating income for the quarter reflects the previously noted higher revenues combined with lower other operating costs, partially offset by the increases in newsprint and compensation expenses. For the six month period ended June 30, 2004, the decrease in operating income is reflective of the revenue increase slightly more than offset by increases in newsprint expense, compensation costs and other operating costs.

U.K. Newspaper Group
      The following table sets forth, for the U.K. Newspaper Group, for the periods indicated, certain results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$85,814	$75,439	$182,964	$163,730
Circulation	50,266	41,747	100,641	81,956
Job printing and other	7,616	6,191	15,234	12,246

Total operating revenues	143,696	123,377	298,839	257,932

Operating costs and expenses:
Newsprint	20,802	18,193	42,744	37,952
Compensation	28,389	26,489	59,036	52,274
Other operating costs	80,581	66,807	156,568	135,761
Depreciation	2,365	3,690	5,385	7,168

Total operating costs and expenses	132,137	115,179	263,733	233,155

Operating income	$11,559	$8,198	$35,106	$24,777

      The discussion of the results of the U.K. Newspaper Group is abbreviated as the Company has since disposed of its operations. The U.K. Newspaper Group’s operations consisted of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk and The Spectator and Apollo magazines. The Telegraph Group was disposed of on July 30, 2004.
      Operating revenues for the U.K. Newspaper Group were $143.7 million and $123.4 million for the three month periods ended June 30, 2004 and 2003, respectively, which is an increase of $20.3 million. In pounds sterling, operating revenues were £79.6 million and £76.2 million for the three month periods ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, operating revenues increased $40.9 million to $298.8 million from $257.9 million in the same period in 2003. In local currency, operating revenues were £164.0 for the six months ended June 30, 2004 compared to £160.1 in the same period in 2003. Operating revenues increased primarily due to the strengthening of the British pound to the U.S. dollar.
      Advertising revenue was $85.8 million for the second quarter of 2004 compared to $75.4 million for the second quarter of 2003. In pounds sterling, revenues were £47.5 million in 2004 compared to £46.5 million in 2003. For the six month period ended June 30, 2004, advertising revenue was $183.0 million or £100.4 million compared to $163.7 million or £101.7 million the same period in 2003.
      Circulation revenue was $50.3 million or £27.8 million for the second quarter of 2004, compared to $41.7 million or £25.8 million for the same period in 2003. The increase in the circulation revenue for the three month period reflects the price increases that were implemented during the third and fourth quarters of 2003. For the six months ended June 30, 2004 and 2003, circulation revenue was $100.6 million or £55.2 million and $82.0 million or £50.9 million, respectively.
      Total operating costs and expenses for the U.K. Newspaper Group were $132.1 million and $115.2 million for the three month periods ended June 30, 2004 and 2003, respectively, which is an increase of $16.9 million. In pounds sterling, total operating costs and expenses were £73.0 million and £71.1 million for the three month periods ended June 30, 2004 and 2003, respectively. Total operating costs and expenses for the six months ended June 30, 2004 were $263.7 million or £144.6 million an increase of $30.5 million or a decrease of £0.2 million from $233.2 million or £144.8 million in 2003.

      Newsprint expense for the second quarter of 2004 was $20.8 million or £11.5 million compared with $18.2 million or £11.2 million in 2003, an increase of £0.3 million. For the six months ended June 30, 2004, newsprint expense increased $4.7 million to $42.7 million from $38.0 million for the same period in 2003. Newsprint consumption increased 1.2% and was flat for the three month and six month periods ended June 30, 2004, respectively, and cost per tonne of newsprint increased 2.4% and nil in local currency compared with the same periods in 2003.
      Compensation costs in 2004 were $28.4 million or £15.7 million compared with $26.5 million or £16.4 million in the second quarter of 2003, a decrease of £0.7 million or 4.3%. This decrease was primarily the result of staff reductions, partially offset by annual salary increases at the Telegraph Group. For the six months ended June 30, 2004 compensation costs were $59.0 million or £32.4 million compared with $52.3 million or £32.4 million for the same period in the previous year.
      Other operating costs were $80.6 million or £44.4 million and $66.8 million or £40.0 million for the three months ended June 30, 2004 and 2003, respectively, which is an increase of $13.8 million or £7.8 million. The £4.4 million increase in the Telegraph Group primarily consists of a £0.8 million increase on marketing campaigns over the amount spent in 2003 and increased costs that the Telegraph Group was charged from its printing joint venture of approximately £1.5 million as well as higher administrative and editorial costs of approximately £0.5 million. For the six month periods ended 2004 and 2003, other operating costs were $156.6 million or £85.7 million and $135.8 million or £84.3 million, respectively. The increase of £4.0 million was due to increased production costs from the joint venture of £2.4 million and administrative costs of £1.6 million. In the three and six months ended June 30, 2003, the U.K. Newspaper Group had incurred RMI management fees of approximately $2.2 million and $4.4 million, respectively, (nil in 2004).
      Operating income in the second quarter of 2004 was $11.6 million compared with $8.2 million in 2003, an increase of $3.4 million. The increase reflects the previously mentioned higher operating revenues combined with the decrease in other operating costs and the strengthening of the British pound to the U.S. dollar.

Community Group
      The following table sets forth, for the Community Group, for the periods indicated, certain results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$838	$928	$1,655	$1,802
Circulation	1,689	1,407	3,113	2,936
Job printing and other	176	254	332	593

Total operating revenues	2,703	2,589	5,100	5,331

Operating costs and expenses:
Newsprint	200	169	415	474
Compensation	1,696	1,720	3,207	3,218
Other operating costs	1,415	1,643	3,068	4,093
Depreciation	357	395	721	602

Total operating costs and expenses	3,668	3,927	7,411	8,387

Operating loss	$(965)	$(1,338)	$(2,311)	$(3,056)

      Operating revenues and operating loss for the Community Group were $2.7 million and $1.0 million, respectively, in the second quarter of 2004, respectively, compared with operating revenues of $2.6 million and an operating loss of $1.3 million in 2003. There were slight improvements in revenue and a $0.2 million decrease in other operating costs and expenses, primarily legal and professional fees. Operating revenues and operating loss were $5.1 million and $2.3 million for the six months ended June 30, 2004, respectively, compared with $5.3 million and a loss of $3.1 million for the six months ended June 30, 2003, respectively. The decline in revenue was more than offset by an improvement in other operating costs of $1.0 million, largely due to a $0.5 million decrease in legal and professional fees and a $0.2 million decrease in management fees.
      See Note 19(e) to the condensed consolidated financial statements regarding the sale of The Jerusalem Post and related publications on December 15, 2004.

Canadian Newspaper Group
      The following table sets forth, for the Canadian Newspaper Group, for the periods indicated, certain results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$17,180	$16,800	$31,378	$28,931
Circulation	2,698	3,019	5,598	5,652
Job printing and other	2,765	2,614	5,271	4,886

Total operating revenues	22,643	22,433	42,247	39,469

Operating costs and expenses:
Newsprint	1,929	2,259	3,656	3,698
Compensation	10,105	11,533	21,026	21,179
Other operating costs	9,138	8,221	16,989	15,384
Depreciation and amortization	476	396	932	701

Total operating costs and expenses	21,648	22,409	42,603	40,962

Operating income (loss)	$995	$24	$(356)	$(1,493)

      Operating revenues in the Canadian Newspaper Group for the second quarter of 2004 were $22.6 million compared with $22.4 million in 2003 and for the six months ended June 30, 2004 were $42.2 million compared with $39.5 million in 2003. The increase of $0.2 million for the second quarter and $2.8 million for the six month period reflects increased advertising revenue of $0.4 million partially offset by a $0.3 million decrease in circulation revenue in the second quarter of 2004 and a $2.4 million increase in advertising revenue and a $0.4 million increase in job printing and other revenue for the six month period ended June 30, 2004.
      The operating income of the Canadian Newspaper Group was $1.0 million in the second quarter of 2004 compared with operating income of less than $0.1 million in the second quarter of 2003. For the six months ended June 30, 2004, there was an operating loss of $0.4 million compared to an operating loss of $1.5 million for the six month period in 2003. Second quarter 2004 total operating costs and expenses decreased $0.8 million, compared to second quarter 2003, largely due to a $1.4 million decrease in compensation costs caused by a refund of surplus benefit payments previously expensed. In addition, RMI management fees decreased by $0.5 million in the second quarter 2004 when compared to 2003. These decreases were partially offset by an increase in legal and consulting fees of approximately $1.0 million in the second quarter 2004 when compared to 2003.
      For the six months ended June 30, 2004, total operating costs and expenses increased $1.6 million compared to 2003, due to an increase in legal and consulting fees, as well as the fluctuation in the Canadian exchange rate, partially offset by a decrease in RMI management fees of $1.2 million. The results for the Canadian Newspaper Group include pension and post-retirement obligation expense of $0.9 million and

$1.8 million for the three and six months ended June 30, 2004, respectively, a decrease of $0.8 million and $1.4 million compared with the three and six month periods ended June 30, 2003 of $1.7 million and $3.2 million, respectively. These obligations relate to liabilities to retired employees not assumed by the purchasers of the related businesses.

Investment and Corporate Group
      The following table sets forth, for the Investment and Corporate Group, for the periods indicated, certain results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$—	$—	$—	$—
Circulation	—	—	—	—
Job printing and other	—	—	—	—

Total operating revenues	—	—	—	—

Operating costs and expenses:
Compensation	7,083	904	13,023	1,859
Other operating costs	15,316	5,475	40,014	10,278
Depreciation	159	1,091	173	1,488

Total operating costs and expenses	22,558	7,470	53,210	13,625

Operating loss	$(22,558)	$(7,470)	$(53,210)	$(13,625)

      Operating costs and expenses of the Corporate Group were $22.6 million in the second quarter of 2004 compared with $7.5 million in 2003, an increase of $15.1 million. For the six months ended June 30, 2004, the operating costs and expenses increased $39.6 million to $53.2 million in 2004 from $13.6 million in 2003. The increase in operating costs in the second quarter of 2004 is largely a result of an increase in costs related to the Special Committee investigation of $10.3 million, an increase in stock-based compensation charges of $5.5 million, increases in other legal and professional fees of $0.2 million and increases in corporate staffing costs of $0.7 million, somewhat offset by a reduction in RMI management fees of $1.7 million and aircraft costs of $1.2 million. The increase in operating costs and expenses for the six month period ended June 30, 2004 is largely a result of an increase in costs related to the Special Committee investigation of $31.3 million, an increase in stock-based compensation charges of $10.0 million, increases in other legal and professional fees of $1.8 million and increases in corporate staffing costs of $1.2 million, somewhat offset by a reduction in RMI management fees of $3.0 million and aircraft costs of $1.8 million.
LIQUIDITY AND CAPITAL RESOURCES
      The Company is a holding company and its assets consist solely of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, and other payments. Similarly, the Company’s ability to pay dividends on its common stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and may be subject to or become subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends or repatriate funds to the United States. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.
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
      The following table outlines the Company’s cash and debt positions as of the dates indicated:

	September 30,	December 31,
	2004	2003

	(In thousands)
Cash and cash equivalents	$743,377	$134,494

8.625% Senior Notes due 2005	$5,082	$5,082
9% Senior Notes due 2010	6,000	300,000
Senior Credit Facility	—	217,129
Other non-interest bearing non-competition agreements	404	750
Other	2,910	6,311

Total long-term debt	$14,396	$529,272

      The table includes September 30, 2004, following the sale of the Telegraph Group, due to the significant impact the proceeds, and the use of such proceeds, had on the Company’s cash and debt positions.
      Certain recent actions and activities underway or under consideration have reduced or could reduce the Company’s cash position as compared to the cash position as of June 30, 2004. The Company is attempting to purchase the remaining $6.0 million in principal amount of the 9% Senior Notes. On November 30, 2004, the Company paid the National Post Company Cdn.$26.5 million (including interest and costs) in full satisfaction of a judgment obtained against the Company. On December 16, 2004, the Board of Directors declared a special dividend of $2.50 per share in an aggregate amount of approximately $226.7 million paid on January 18, 2005. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on March 1, 2005 in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company has sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, the outstanding grants under the Company’s stock incentive plans have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. In May of 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its shareholders largely from the proceeds of the CanWest Exchange Offer. See Note 13 to the condensed consolidated financial statements. Approximately 13% (or $12.0 million) of this dividend will be paid to the minority shareholders.
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
      There may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2004	2003

	(In thousands)
Classified as current liabilities	$473,417	$466,484
Classified as non-current liabilities	257,665	274,992

	$731,082	$741,476

      The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals are adjusted regularly to reflect additional interest and penalties that may become payable in respect to the contingent liabilities.
      A substantial portion of accruals to cover contingent liabilities for income taxes relates to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may defer and/or reduce these taxes but the effects of these strategies have not been reflected in the accounts. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest from the dates such taxes would have been paid had the deductions not been taken, and the Company may be subject to penalties. The timing and amounts of any payments the Company may be required to make is uncertain.
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

Cash Flows and Working Capital
      Working capital consists of current assets less current liabilities. At June 30, 2004, working capital, excluding debt obligations and restricted cash and escrow deposits, was a deficiency of $339.0 million compared to a deficiency of $364.3 million at December 31, 2003.
      Cash flows provided by operating activities were $8.0 million in the six months ended June 30, 2004, compared with $34.2 million in 2003. The decline in net earnings was partially offset by the increase resulting from changes in working capital, net and other non-cash items and non-operating items (largely related to the foreign currency impact of the Participation Trust).
      Cash flows provided by financing activities were $23.2 million in 2004 and cash flows used in financing activities were $37.8 million in 2003. The improvement in cash flows largely reflects proceeds from the issuance of stock (from the exercise of stock options) and the change in amounts due to/from related parties slightly offset by net debt repayments.

Debt
      Long-term debt, including the current portion, was $519.0 million at June 30, 2004 compared with $529.3 million at December 31, 2003. During the first six months of 2004, the Company repaid debt by approximately $10.2 million.
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
      During June 2004, the Company made a tender (as amended in July 2004) for the retirement of the 9% Senior Notes. The tender offer closed on July 30, 2004 at which point approximately 97% of the 9% Senior Notes were tendered for early retirement. Using proceeds from the sale of the Telegraph Group, the Company retired approximately $290.6 million of principal of the 9% Senior Notes. The Company incurred costs of approximately $59.9 million related to premiums to retire the debt, interest rate swap cancellation costs and other fees. During September 2004, the Company purchased another $3.4 million in principal of the 9% Senior Notes on the open market and incurred costs of approximately $0.5 million.

Capital Expenditures
      The Company has typically funded its capital expenditures out of cash provided by its respective operating activities and anticipates that it will have sufficient cash flow to continue to do so for the foreseeable future. In 2004, the Chicago Sun-Times entered into a 15-year operating lease for new office space and incurred capital expenditures of approximately $10.3 million related to leasehold improvements and other property, plant and equipment through September 30, 2004.

Dividends and Other Commitments
      See “Declaration of Special and Regular Dividends” under the caption “Significant Developments in 2004 and 2005”. The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable dividend requirements.

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
      On October 7, 2004, the Company agreed, under the terms of an agreement with CanWest to facilitate the refinancing by CanWest of the existing CanWest Debentures with newly issued debentures through an exchange offer, to sell to CanWest for cash all of the CanWest Debentures beneficially owned by the Company. The Company’s obligation to sell the CanWest Debentures, and CanWest’s obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer was subject to a number of conditions, including that at least two-thirds of the outstanding principal amount of Trust Notes be tendered in the CanWest Exchange Offer. On October 28, 2004, CanWest announced that holders of substantially more than 66 2/3% in aggregate principal amount of the Trust Notes had agreed in writing to tender their Trust Notes in the CanWest Exchange Offer. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of the CanWest Debentures and the residual interests in the Participation Trust attributable to foreign currency exchange. The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust and the dissolution of the Participation Trust. As a result, the Company’s exposure to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on the $16.7 million reflected as “Escrow deposits and restricted cash” on the Company’s Condensed Consolidated Balance Sheets.

Derivatives
      The Company has historically used swap agreements to address currency and interest rate risks associated with its significant credit and debt agreements including the 9% Senior Notes and the Senior Credit Facility. The Company marked-to-market the value of the swaps on a quarterly basis, with the gains or losses on currency swaps recorded as a component of “Other income (expense), net” and gains and losses on interest rate swaps recorded as a component of “Interest expense” in the Condensed Consolidated Statements of Operations. The fair value of these contracts and swaps is included in the Condensed Consolidated Balance Sheets in “Other liabilities”.
      As discussed under “Debt” above, the Company terminated the swap agreements related to the 9% Senior Notes and the Senior Credit Facility when these debts were repaid, or substantially retired, using the proceeds from the sale of the Telegraph Group.

Commercial Commitments and Contractual Obligations
      In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At June 30, 2004, letters of credit in the amount of $4.6 million were outstanding.
      Set out below is a summary of the amounts due and committed under contractual cash obligations at June 30, 2004:

		Due in 1 Year	Due Between	Due Between	Due Over
	Total	or Less	1 and 3 Years	4 and 5 Years	5 Years

	(In thousands)
Senior and Senior Subordinated Notes(1)	$5,082	$5,082	$—	$—	$—
9% Senior Notes	300,000	—	—	—	300,000
Senior Credit Facility	209,701	2,484	6,566	6,231	194,420
Non-competition agreements	446	176	270	—	—
Other long-term debt	3,815	1,925	1,827	63	—

Total contractual cash obligations	$519,044	$9,667	$8,663	$6,294	$494,420

(1)	The notes that remain outstanding matured and were retired in March 2005.
      In addition to amounts committed under contractual cash obligations, the Company has also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of assets. For more information on the Company’s contingent obligations, see Notes 12, 16 and 19 to the Company’s condensed consolidated financial statements herein.
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
      Newsprint On a consolidated basis newsprint expense amounted to $81.2 million in the first six months of 2004 and $71.7 million during the same period in 2003. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint increase of $35.00 per tonne during the second quarter and another $25.00 per tonne in the fourth quarter of 2003, the effects of which were limited to the Chicago Group and Canadian Group operations. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the six months ended June 30, 2004, a change in the price of newsprint of $50 per tonne (from an average price per tonne of approximately $555 in 2004 versus approximately $485 in 2003) would have increased or decreased net income for the six months ended June 30, 2004 by approximately $4.4 million.
      Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.
      Interest Rates At June, 2004, the Company had debt totaling $250.0 million which is subject to interest calculated at floating rates as a consequence of fixed to floating swaps arranged by the Company. The current rates of interest are reset every six months in arrears on June 15 and December 15. A 1% change in interest rate would have resulted in a change in interest costs in respect of such debt of approximately $2.5 million. On July 30, 2004, upon completion of the sale of the Telegraph Group, the Company terminated its interest rate swap agreements of $150.0 million and $100.0 million related to the 9% Senior Notes. See Note 11(b).
      Foreign Exchange Rates A portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar. As a result the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the six months ended June 30, 2004, a $0.05 change in the key foreign currencies would have the following effect on the Company’s reported net earnings for the six months ended June 30, 2004:

	Actual Average
	2004 Rate	Increase/Decrease

		(In thousands)
United Kingdom	$1.82/£	$861
Canada	$0.75/Cdn.$	$37,845	(1)

(1)	Included in the increase/decrease noted is $38.9 million in respect of the Company’s sale of Participations as noted below.
      In 2001, the Company sold Participations in Cdn.$756.8 million principal amount of CanWest debentures to the Participation Trust. In respect of these debentures, based on the original Canadian principal amount, the Company would eventually be required to deliver to the Participation Trust debentures with a principal amount equivalent to $490.5 million, which equates to a fixed rate of exchange of 0.6482 U.S. dollars to each Canadian dollar, as well as additional debentures in respect of the paid-in-kind interest at the same fixed rate of exchange. During the second quarter of 2003, CanWest redeemed a total of Cdn.$265.0 million principal amount of debentures and, of the total proceeds received, $159.8 million was paid to the Participation Trust. Upon receipt of the notice of redemption, the Company entered into a U.S. dollar forward purchase contract for the full amount of the Canadian dollar redemption proceeds to coincide with the date of receipt of the proceeds. At June 30, 2004, the obligation to the Participation Trust was $504.1 million, and the corresponding CanWest debentures had a principal amount receivable of Cdn.$777.7 million.
      As the requirement to deliver debentures was a U.S. dollar obligation and the notes are denominated in Canadian dollars, the Company was exposed to fluctuations in the related exchange rate. A $0.05 change in the rate of exchange of U.S. dollars into Canadian dollars applied to the Cdn.$777.7 million principal amount of CanWest debentures at June 30, 2004 would result in a $38.9 million loss or gain to the Company.
      On October 7, 2004, the Company entered into an agreement with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. The CanWest Exchange Offer was completed on November 18, 2004. As a consequence, all exposure the Company previously had to foreign exchange fluctuations under the Participation Trust was eliminated at that date. See “Liquidity and Capital Resources — Off-Balance Sheet Arrangements.”

Item 4.	Controls and Procedures
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based on that evaluation, for the reasons and in respect of the matters noted below, management has concluded that the disclosure controls and procedures were ineffective as of June 30, 2004 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable. Subsequent to the Company’s conclusion as of December 31, 2003, as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003, that disclosure controls and procedures were ineffective, substantial improvement occurred with respect to disclosure controls and procedures, both prior to and during the quarter ended June 30, 2004. However, some improvements were still pending at June 30, 2004, or were only in place for part of the 2004 reporting period. Consequently, additional procedures continue to be undertaken and changes in disclosure controls and procedures effected in order that management is able to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing.
      On June 17, 2003, the Board of Directors established a Special Committee to investigate, among other things, certain allegations regarding various related party transactions, all as more fully disclosed under Note 12 to the condensed consolidated financial statements.

      On August 30, 2004, the Special Committee released its Report setting out the scope and results of its investigations. Based largely on the findings of the Special Committee as set out in the Report, the Company’s management concluded that the following material weaknesses in the Company’s internal controls and ineffectiveness in the design and operation of the Company’s disclosure controls and procedures, among others, existed during the year ended or as of December 31, 2003:

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
      There were a number of responses by the Company’s management to these material weaknesses in internal controls and ineffectiveness in the design and operation of disclosure controls and procedures. Steps taken to strengthen the design and operation of the Company’s disclosure controls and procedures and systems of internal controls included:

•	the segregation of the Company’s accounting function from that of its controlling stockholders;

•	the Company’s retention of outside legal counsel independent of that of its controlling stockholders and hiring of new in-house General Counsel;

•	the termination of Black’s role as Chairman of the Board of Directors and all other executive roles;

•	expansion of the internal audit group and clarification of its role;

•	ongoing documentation of internal controls;

•	communication to employees of the importance of the control environment, the Company’s code of ethics and the existence of “whistleblower” procedures;

•	the addition of an experienced, independent member of the Board of Directors to the Audit Committee;

•	quarterly representation by certain management to Corporate Accounting regarding the existence of related parties and related party transactions; and

•	implementation of a certification process, by certain management to executive management and the chairman of the Audit Committee, in support of the accuracy and completeness of financial reporting.
      The Company’s management believes that the material weaknesses in internal controls and ineffectiveness in the design and operation of the Company’s disclosure controls and procedures, identified on the basis of the Special Committee’s investigation and its Report thereon, were partially mitigated as of June 30, 2004.
      During the quarter ended June 30, 2004, the Company became aware that circulation figures for the Chicago Sun-Times and certain other publications had been overstated for a number of years starting in 1997. Failures to detect the practices that led to the overstatements can largely be attributed to the material weaknesses noted above insofar as the Company’s environment inhibited the establishment and functioning of proper systems of internal control. The Audit Committee completed its review of this matter and presented its findings to the Board of Directors on October 5, 2004. The Audit Committee made several recommendations to strengthen controls over the reporting of circulation, all of which were or continue to be implemented by the Company.
      As noted in the Company’s annual report on Form 10-K for the year ended December 31, 2003, the Company has restated its Consolidated Financial Statements with respect to income tax related assets, accruals, expenses and benefits. The Company’s management believes that such restatements indicate a material weakness in the procedures followed to calculate the Company’s current and deferred income tax provisions. The Company considers historical staffing levels inadequate to address the complexity of the Company’s corporate structure and related income tax calculations to be the primary underlying circumstance giving rise to the need for the income tax restatements. Subsequent to the years to which the restatements pertain and prior to the identification of the need for restatements, the Company had taken steps to bolster the size and capabilities of its tax department. The Company hired additional management support in the Tax Department in January of 2005. The sale of the Telegraph Group and The Palestine Post Limited in 2004 will also reduce the complexity of the Company’s structure. The Company continues to review its corporate structure to identify further opportunities to reduce the complexity that exists.
      In the fourth quarter of 2004, the Company began its review of Information Technology (“IT”) general controls related to application and development, backup and recovery, computer operations, logical security, physical security environment protection, system software implementation and maintenance, telecommunication and networks and third party providers. Based on this review, while the Company believes key controls exist in most areas of IT general controls, the Company’s management concluded that the following material weaknesses existed during 2004:

•	Formal written policies and procedures did not exist for most areas within the aforementioned IT general controls.

•	Formal documentation did not exist to demonstrate the performance of key controls in most areas within the aforementioned IT general controls.
      These material weaknesses in IT general controls may directly or indirectly lead to other weaknesses, in particular:

•	Without written, formal change management policies and documented support for all change management procedures, it is difficult to determine, among other things, if change management internal controls adequately guard against delayed implementation, data corruption and excessive downtime, or if they adequately ensure meeting end user requirements, proper load capacity, stress protection or accuracy of system interfaces.

•	Without written, formal logical security policies and documented support for all logical security procedures, it is difficult to determine if such internal controls ensure all accesses granted to critical applications are properly approved and appropriate.

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
      The combined impact of the events since June 30, 2003, including the investigation by the Special Committee, the Strategic Process culminating in the sale of the Telegraph Group and The Palestine Post Limited, the move of the Chicago Sun-Times to new offices in November 2004, the separation of the Company’s accounting function from that of its controlling stockholder, the creation of a new corporate accounting group in Chicago and related move from Toronto, the past retention of the Company’s books and records by its controlling stockholder, the investigation of circulation overstatements at the Chicago Group and preparation for the implementation of Section 404 of the Sarbanes-Oxley Act regarding internal controls, have strained the resources of the Company’s corporate and divisional finance and accounting groups and will continue to do so for a period of time. The Company has hired and continues to hire qualified individuals, either on a permanent or contract basis, to address the various demands on the accounting and finance staff; however, it is possible that the Company will continue to experience disruption in the normal functioning of accounting and finance functions for a further period of time. The Company’s disclosure and internal controls are improving. However, the effectiveness of any system of controls and procedures, including the Company’s own, is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures and the inability to eliminate misconduct completely.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The following is a discussion of developments since January 18, 2005 in the legal proceedings the Company has reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”). The Company filed the 2003 Form 10-K with the Securities and Exchange Commission on January 18, 2005. For a detailed discussion of these legal proceedings, see “Item 3 Legal Proceedings” of the Company’s 2003 Form 10-K.

Stockholder Derivative Litigation
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. has challenged the funding of the settlement by the insurers in an action brought in the Ontario Superior Court of Justice (see Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada) and the settlement is subject to that court’s approval of the funding. If the Ontario court approves the funding, the settlement will then be subject to approval by the Court of Chancery of the State of Delaware.
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
      The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Mr. and Mrs. Black, Radler, Colson, Perle, John A. Boultbee, Hollinger Inc., Ravelston Corporation Limited, and Ravelston Management Inc. See Litigation Involving Controlling Stockholder, Senior Management and Directors.

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

Litigation Involving Controlling Stockholder, Senior Management and Directors
      The Company, through the Special Committee, has been pursuing in the United States District Court for the Northern District of Illinois breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler, Boultbee, Amiel Black, Colson and Perle. In October 2004, the Court dismissed the Company’s RICO claims, and on February 3, 2005, the Court denied the Company’s request for an immediate appeal of that dismissal. In December 2004, all defendants moved to dismiss the complaint against them on a variety of grounds, and on March 11, 2005, the Court denied those motions. All defendants have now answered the complaint, and with their answers defendants Black, Radler, Boultbee, Amiel-Black and Colson asserted third-party claims against Richard Burt and James Thompson and former director Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. In addition, Black asserted counterclaims against the Company alleging breach of his stock options contracts with the Company and seeking a declaration that he may continue participating in the Company’s options plans and exercising additional options. Ravelston and RMI asserted counterclaims against the Company and third-party claims against Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004 and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent and Agreement” (“Consent”) between the Company and Wachovia Trust Company. That Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% senior secured notes. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Hollinger International Inc. v. Conrad Black, Hollinger Inc., and 504468 N.B. Inc.
      On June 28, 2004, the Court of Chancery of the State of Delaware entered an order and final judgment, granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing defendants’ remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004. On July 16, 2004, defendants made the payments required under the order and final judgment, but filed notices of appeal of the Court’s rulings to the Delaware Supreme Court. The Delaware Supreme Court heard argument on defendants’ appeal on December 15, 2004. The Court reserved judgment, and the appeal remains pending. On April 19, 2005, the Delaware Supreme Court denied the appeals and affirmed the Court of Chancery’s rulings.

Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.
      In December 2004, Ravelston sought leave to appeal to the Divisional Court the denial of its motion for an anti-suit injunction seeking to restrain the Company from continuing the Illinois litigation brought against it by the Company through its Special Committee and bringing any claims against Ravelston arising out of the management of the Company other than in Ontario and the granting of the Company’s motion to stay Ravelston’s Ontario claims against the Company. On February 28, 2005, the Divisional Court denied the motion.

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

United States Securities and Exchange Commission v. Conrad M. Black, et al.
      The SEC has been pursuing an action in the United States District Court for the Northern District of Illinois against Black, Radler, and Hollinger Inc., alleging that the defendants violated federal securities laws and that they were liable for the Company’s violations of certain federal securities laws during the period from at least 1999 through at least 2003. On March 10, 2005, the SEC filed an amended complaint, which corrects several minor errors in the original complaint, extends the SEC’s claim of Section 14(a) violation to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On April 27, 2005, the court granted the motion of the U.S. Attorney’s Office for a limited stay of discovery. The court order prohibits the SEC from producing until at least August 1, 2005 a particular document in its possession. The basis for the U.S. Attorney’s request for the limited stay was concerns for its ongoing criminal investigation. Despite the requests of some of the defendants, no other discovery has been stayed. The court order has also extended the time for completing document discovery to August 15, 2005. It is not yet possible to determine the ultimate outcome of this action.

The Chicago Sun-Times Circulation Cases
      On March 22, 2005, an additional action was filed in the Circuit Court of Cook County, Illinois, Law Division. The case, styled Mancari’s Chrysler-Jeep-Dodge of Des Plaines, Inc.; Mancari’s of Orland Park, Inc.; Mancari’s Chrysler Jeep of Crestwood, Inc.; and Mancari’s Chrysler Jeep, Inc. v. Chicago Sun-Times, Inc., No. 05 L 3248 alleges theories of recovery based on breach of contract, statutory and common law fraud, and unjust enrichment. The complaint seeks monetary damages, interest, costs and attorneys’ fees. Chicago Sun-Times, Inc. was served on March 29, 2005. The case is in a preliminary stage and it is not yet possible to determine its ultimate outcome.

Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.
      On February 3, 2005, Sugra (Bermuda) Limited (“Sugra (Bermuda)”) filed its answer in the United States District Court for the Northern District of New York to the complaint filed on November 3, 2004 by Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc., and filed cross claims against Hollinger Inc. for breach of contract, indemnity, contribution, and negligence, seeking damages, indemnification, or contribution to Sugra (Bermuda) and against Hollinger Inc. for the full amount of any judgment awarded against Sugra (Bermuda) in the action. On February 25, 2005, Hollinger Inc. filed its answer to Sugra (Bermuda)’s cross claims and asserted cross claims of its own against Sugra (Bermuda) for indemnification, negligence/impairment of collateral, and tortious interference with contractual relations, seeking indemnification and damages to Hollinger Inc. for the full amount of any judgment awarded against Hollinger Inc. in the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada
      On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company being advanced by Cardinal Value Equity Partners in a derivative action commenced by it in the Court of Chancery in the State of Delaware. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding thus far. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and The Ravelston Corporation for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company issued an application in the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by (i) American Home Assurance Company, (ii) Chubb Insurance Company of Canada, (iii) Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and (iv) Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.

Conrad M. Black v. Hollinger International Inc.
      On May 13, 2005, Black filed an action against the Company in the Delaware Court of Chancery in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In the action, which is entitled Conrad M. Black v. Hollinger International Inc., Black is seeking payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees. Also on May 13, 2005, the Company wrote a letter to Black demanding that he repay some $3.1 million in legal fees, plus interest, that were advanced to him in connection with his unsuccessful defense in the action entitled Hollinger International Inc. v. Black, in the Delaware Court of Chancery. Black’s action and the Company’s demand for repayment are in preliminary stages and it is not yet possible to determine their ultimate outcome.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      None.

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
      (b) Reports on Form 8-K
      i) Current Report on Form 8-K filed on April 13, 2004 regarding the issuance of a letter to its Option Plan Participants informing them that effective on May 1, 2004, all transactions under the Company’s Option Plans would be suspended.
      ii) Current Report on Form 8-K filed on May 10, 2004 regarding the filing of an amended complaint by the Company in its civil action before the U.S. District Court for the Northern District of Illinois against Hollinger, Inc., Ravelston, RMI, Black and certain other former directors and officers and their affiliates.
      iii) Current Report on Form 8-K filed on June 16, 2004 regarding the announcement by the Company that the Audit Committee is conducting an internal review into circulation overstatements for The Chicago Sun-Times.
      iv) Current Report on Form 8-K filed on June 23, 2004 regarding the announcement by the Company of an agreement to sell the Telegraph Group.
      v) Current Report on Form 8-K filed on June 24, 2004 regarding the announcement by the Company of the launch of a tender offer and consent solicitation by Publishing for any and all of its 9% Senior Notes.

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