Form 10-Q
period 2004-09-30
HOLLINGER INTERNATIONAL INC
filed 2005-05-20
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-14164
HOLLINGER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)
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

EXPLANATORY NOTE
      The Company is filing this quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2004 following its review of the report of the Special Committee of Independent Directors (the “Special Committee”). The Company’s Board of Directors formed the Special Committee on June 17, 2003 to investigate, among other things, allegations described in a beneficial ownership report on Schedule 13D filed with the Securities and Exchange Commission (“SEC”) by Tweedy, Browne & Company, LLC, an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003, and any other matters the Special Committee determined should be investigated. The Special Committee filed its report with the U.S. District Court for the Northern District of Illinois on August 30, 2004. The Company included the full text of the report as an exhibit to a current report on Form 8-K filed with the SEC on August 31, 2004, as amended by a current report on Form 8-K/ A filed with the SEC on December 15, 2004.
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
HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2004 and 2003
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated		(Restated
		Note 3(a))		Note 3(a))
Operating revenues:
Advertising	$106,917	$102,056	$319,391	$305,017
Circulation	27,662	25,448	80,764	77,851
Job printing	4,290	3,997	12,812	11,956
Other	1,343	1,622	4,338	5,098

Total operating revenues	140,212	133,123	417,305	399,922

Operating costs and expenses:
Newsprint	18,707	19,755	57,186	53,519
Compensation	57,361	55,396	181,460	166,967
Other operating costs	72,577	51,215	202,271	147,096
Depreciation	5,522	6,299	16,592	17,957
Amortization	3,160	3,677	8,848	10,434

Total operating costs and expenses	157,327	136,342	466,357	395,973

Operating income (loss)	(17,115)	(3,219)	(49,052)	3,949

Other income (expense):
Interest expense	(2,596)	(11,550)	(18,693)	(18,302)
Amortization of deferred financing costs	(30)	(608)	(774)	(1,813)
Interest and dividend income	5,925	2,027	13,806	10,007
Other income (expense), net	(24,342)	3,365	(37,942)	49,273

Total other income (expense)	(21,043)	(6,766)	(43,603)	39,165

Earnings (loss) from continuing operations before income taxes and minority interest	(38,158)	(9,985)	(92,655)	43,114
Income taxes (benefit)	(8,409)	2,246	(5,550)	30,018
Minority interest	1,631	1,146	2,662	4,556

Earnings (loss) from continuing operations	(31,380)	(13,377)	(89,767)	8,540

Discontinued operations:
Earnings from operations of business segment disposed of (net of income taxes)	11,674	5,243	24,773	6,902
Gain from disposal of business segment (net of income taxes)	354,644	—	354,644	—

Earnings from discontinued operations (net of income taxes)	366,318	5,243	379,417	6,902

Net earnings (loss)	$334,938	$(8,134)	$289,650	$15,442

Basic earnings per share:
Weighted average shares outstanding	90,746	86,540	90,373	87,418

Earnings (loss) from continuing operations	$(0.35)	$(0.15)	$(0.99)	$0.10
Earnings from discontinued operations	4.04	0.06	4.20	0.08

Net earnings (loss)	$3.69	$(0.09)	$3.21	$0.18

Diluted earnings per share:
Weighted average shares outstanding	90,746	86,540	90,373	87,820

Earnings (loss) from continuing operations	$(0.35)	$(0.15)	$(0.99)	$0.10
Earnings from discontinued operations	4.04	0.06	4.20	0.08

Net earnings (loss)	$3.69	$(0.09)	$3.21	$0.18

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated		(Restated
		Note 3(a))		Note 3(a))
Net earnings (loss)	$334,938	$(8,134)	$289,650	$15,442
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of income taxes	(1,423)	(549)	(1,680)	3,845
Adjustment of minimum pension liability, net of income taxes	30,387	—	31,338	—
Foreign currency translation adjustment	91,669	(58)	106,934	(33,927)

Comprehensive income (loss)	$455,571	$(8,741)	$426,242	$(14,640)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003
(Amounts in thousands except share data)

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$743,377	$86,511
Accounts receivable, net of allowance for doubtful accounts of $15,769 in 2004 and $16,501 in 2003	157,139	158,170
Inventories	12,293	10,492
Amounts due from related parties	—	37,424
Escrow deposits and restricted cash	25,985	16,718
Assets of operations to be disposed of	—	142,842
Other current assets	47,409	17,312

Total current assets	986,203	469,469
Loan to affiliate	24,582	22,131
Investments	112,823	113,988
Property, plant and equipment, net of accumulated depreciation	218,613	239,011
Intangible assets, net of accumulated amortization of $48,140 in 2004 and $44,664 in 2003	104,020	107,490
Goodwill	182,900	182,268
Prepaid pension benefit	90,377	88,705
Non-current assets of operations to be disposed of	—	473,447
Deferred financing costs and other assets	142,027	129,206

Total assets	$1,861,545	$1,825,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,268	$2,031
Accounts payable and accrued expenses	220,175	188,153
Amounts due to related parties	8,511	8,125
Income taxes payable and other tax liabilities	668,639	437,057
Liabilities of operations to be disposed of	—	165,264
Deferred revenue	18,817	23,153

Total current liabilities	928,410	823,783
Long-term debt, less current portion	2,128	308,168
Deferred income taxes and other tax liabilities	307,847	298,673
Non-current liabilities of operations to be disposed of	—	237,107
Other liabilities	95,310	92,953

Total liabilities	1,333,695	1,760,684

Minority interest	31,365	28,255

Stockholders’ equity:
Class A common stock (88,008,022 and 75,687,055 shares issued and outstanding at September 30, 2004 and 84,899,751 and 72,578,784 shares issued and outstanding at December 31, 2003)	880	849
Class B common stock (14,990,000 shares issued and outstanding at September 30, 2004 and December 31, 2003)	150	150
Additional paid-in capital	491,824	444,826
Accumulated other comprehensive income (loss)	48,102	(88,490)
Retained earnings (deficit)	104,338	(171,750)

	645,294	185,585
Class A common stock in treasury (12,320,967 shares at September 30, 2004 and December 31, 2003)	(148,809)	(148,809)

Total stockholders’ equity	496,485	36,776

Total liabilities and stockholders’ equity	$1,861,545	$1,825,715

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

		(Restated
		Note 3(a))
Cash Flows From Continuing Operating Activities:
Net earnings	$289,650	$15,442
Income from discontinued operations	(379,417)	(6,902)

Earnings (loss) from continuing operations	(89,767)	8,540
Adjustments to reconcile earnings (loss) from continuing operations to net cash used in (provided by) continuing operating activities:
Depreciation and amortization	25,440	28,391
Amortization of deferred financing costs	774	1,813
Minority interest	2,662	4,556
Premiums on debt extinguishments	50,617	19,657
Gain on sale of investments	—	(3,573)
(Gain) loss on sales of assets	(1,602)	155
Non-cash interest income	(6,811)	(5,302)
Non-cash portion of foreign currency gain	(21,526)	(96,629)
Equity in losses of affiliates, net of dividends received	1,686	423
Other	16,875	50,392
Changes in working capital accounts, net	25,537	(25,277)

Cash provided by (used in) continuing operating activities	3,885	(16,854)

Cash Flows From Continuing Investing Activities:
Purchase of property, plant and equipment	(20,195)	(8,107)
Purchase of investments and other non-current assets	(14,189)	(9,493)
Proceeds from disposal of investments and other assets	4,174	32,005
Proceeds from disposal of property, plant and equipment	12,735	242
Proceeds from disposal of newspaper operations, net of cash disposed	1,191,200	—
Other	580	(6,234)

Cash provided by continuing investing activities	1,174,305	8,413

Cash Flows From Continuing Financing Activities:
Repayment of debt and premiums on debt extinguishments	(341,588)	(572,970)
Changes in escrow deposits and restricted cash	(9,267)	526,129
Proceeds from issuance of stock	36,946	1,949
Repurchase of common shares	—	(8,849)
Changes in amounts due to/from related parties	26,860	(11,501)
Dividends paid	(13,562)	(13,024)
Other	—	(3,095)

Cash used in continuing financing activities	(300,611)	(81,361)

Net cash provided by (used in) discontinued operations	(221,645)	47,693

Effect of exchange rate changes on cash	932	(54)

Net increase (decrease) in cash and cash equivalents	656,866	(42,163)
Cash and cash equivalents at beginning of period	86,511	96,155

Cash and cash equivalents at end of period	$743,377	$53,992

Cash paid during the period for:
Interest	$14,691	$52,601

Taxes	$5,084	$17,605

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
      The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. At September 30, 2004, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was approximately 87%.
      All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation.

Note 3 —	Restatements and Changes in Accounting Principles

Restatements

(a) Accounting for Income Taxes and Cash Flow Restatements
      During the course of preparing its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain previously reported financial information required restatement arising from the findings of the special committee of independent directors established by the Board of Directors on June 17, 2003 (the “Special Committee”). See Notes 11 and 14. The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2003 have been restated to record additional accruals for tax contingencies to cover interest that the Company may be required to pay. The effect of this restatement resulted in an increase to income tax expense of $1.2 million and $3.4 million for the three and nine month periods ended September 30, 2003, respectively. As a result, the loss from continuing operations and basic loss per share from continuing operations increased by $1.2 million, or $0.01 per share, respectively, for the three months ended September 30, 2003 and the earnings from continuing operations and basic earnings per share from continuing operations decreased by $3.4 million, or $0.04 per share, respectively, for the nine months ended September 30, 2003.
      In addition, as of September 30, 2003 and December 31, 2002, the Company has reclassified overdrafts which were reflected as a reduction of “Cash and cash equivalents” in prior periods to “Accounts payable and accrued expenses”. This reclassification has been reflected in the accompanying Condensed Consolidated

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Statement of Cash Flows for the nine months ended September 30, 2003 and affected the 2003 cash and cash equivalents by $23.8 million and $27.0 million at the beginning and end of the period, respectively, and the changes in working capital accounts, net by $3.2 million.

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

(c) Losses on Debt Extinguishment
      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments requiring that such expenses no longer be treated as extraordinary items unless the items meet the definition of extraordinary per APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As a result of the Company’s adoption of SFAS No. 145, losses of $38.2 million largely incurred on the January 22, 2003 extinguishment of Senior Subordinated Notes have been included in “Other income (expense), net” for the nine month period ended September 30, 2003.
      As described in Note 12, the Company fully repaid all amounts outstanding under its senior credit facility (the “Senior Credit Facility”) on July 30, 2004 ($213.4 million) with proceeds from the sale of the Telegraph Group Limited (“Telegraph Group”) and expensed the related deferred financing costs of $5.2 million. These costs are reflected in “Gain from disposal of business segment (net of income taxes)” in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and the related indebtedness is included in “Liabilities of operations to be disposed of” in the Condensed Consolidated Balance Sheet at December 31, 2003. The Company also completed a tender offer for the retirement of the 9% Senior Notes due 2010 (the “9% Senior Notes”). Approximately $290.6 million, or 97%, of the 9% Senior Notes were tendered for retirement on July 30, 2004 and all covenants were removed from the untendered notes. In addition, $3.4 million in principal of the remaining 9% Senior Notes was purchased on the open market for approximately $3.9 million and retired during September 2004. The cost of these early retirements was $60.4 million, including expensing of related deferred financing costs of $9.2 million, which is reflected in “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004. See Note 13(b) regarding termination of the related swap arrangements.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      SFAS No. 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, SFAS No. 132R improves information available to investors in interim financial statements, and requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. SFAS No. 132R is generally effective for fiscal years ended after December 31, 2003 and for quarters beginning after December 31, 2003. See Note 16 which contains the additional disclosures required by SFAS No. 132R.

Note 4 — Stock-Based Compensation
      The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of The Ravelston Corporation Limited (“Ravelston”), the parent company of Hollinger Inc., are recorded using the fair value based method and are reflected as a dividend in kind. During the three and nine month periods ended September 30, 2004, such dividends amounted to nil, as no stock options were granted.
      Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
	(In thousands, except per share amounts)
Earnings (loss) from continuing operations, as reported	$(31,380)	$(13,377)	$(89,767)	$8,540
Add: stock-based compensation expense, as reported	93	77	10,084	77
Deduct: pro forma stock based compensation expense	(316)	(654)	(3,962)	(1,962)

Pro forma earnings (loss) from continuing operations	$(31,603)	$(13,954)	$(83,645)	$6,655

Basic earnings (loss) from continuing operations per share, as reported	$(0.35)	$(0.15)	$(0.99)	$0.10
Diluted earnings (loss) from continuing operations per share, as reported	$(0.35)	$(0.15)	$(0.99)	$0.10
Pro forma basic earnings (loss) from continuing operations per share	$(0.35)	$(0.16)	$(0.93)	$0.08
Pro forma diluted earnings (loss) from continuing operations per share	$(0.35)	$(0.16)	$(0.93)	$0.08
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      The fair value of each stock option granted was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine month periods ended September 30, 2003: dividend yield of 3.39%; expected volatility of 36.18%; risk-free interest rate of 2.69%; expected lives of 5 years. Weighted average fair value of options granted by the Company during the three and nine month periods ended September 30, 2003 was $2.41. As the Company has not granted any new stock options during 2004, the expense recognized during 2004 represents the variable expense of the stock options modified in prior periods, the value of deferred stock units issued and the modification of certain options as discussed following.
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
      As a result of the Company’s inability to issue common stock upon the exercise of stock options during the Suspension Period, the exercise period with respect to those stock options which would have been forfeited during the Suspension Period has been extended to a date that is thirty days following the Suspension Period. These extensions constitute amendments to the life of the stock options, for those employees expected to benefit from the extension, as contemplated by Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). Under FIN 44, the Company is required to recognize compensation expense for the modification of the option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to nil and $5.4 million for the three and nine months ended September 30, 2004, respectively.
      Certain former non-employee directors and officers were granted similar extensions. The compensation charges for those modifications were calculated in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The compensation charges for the affected options amounted to nil and $1.9 million for the three and nine months ended September 30, 2004, respectively.
Note 5 — Acquisitions
      The Company, through a 70% owned subsidiary, completed an acquisition of a newspaper in Alberta, Canada on September 30, 2004 for Cdn.$1.9 million. This acquisition is not considered material and the Company does not expect it to have a significant impact on its consolidated financial position or results of operations.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 6 —	Assets Held For Sale
      At September 30, 2004, included in “Other current assets” on the Condensed Consolidated Balance Sheet, are the following assets related to the Chicago Sun-Times premises and 401 N. Wabash Venture LLC (collectively, the “401 N. Wabash Venture”) which have been identified as “Assets held for sale”.

		Accumulated
	Cost	Depreciation	Net Book Value

		(In thousands)
Property, plant and equipment, net of accumulated depreciation	$52,654	$(30,314)	$22,340
Investment in joint venture	5,577	—	5,577

	$58,231	$(30,314)	$27,917

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

Note 7 —	Dispositions and Discontinued Operations
      In November 2003, the Company announced that the Board of Directors had retained Lazard Frères & Co. LLC and Lazard & Co., Limited (collectively, “Lazard”) as financial advisor to explore alternative strategic transactions on the Company’s behalf (the “Strategic Process”), including a possible sale of the Company, a sale of one or more of its major properties, or other transactions.
      As part of the Strategic Process, in June 2004, the Company agreed to terms and signed an agreement to sell The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”). Under the terms of the agreement, Press Acquisitions Limited acquired all of the outstanding shares of the Telegraph Group, representing substantially all of the Company’s U.K. operations, for a purchase price of £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1). This purchase price was subject to adjustment depending on certain working capital levels in the Telegraph Group, but such adjustment was not material (less than 1% of the purchase price). The transaction closed on July 30, 2004.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      As a result of the sale of the Telegraph Group, the Company’s accompanying condensed consolidated financial statements as of December 31, 2003 and for the three and nine month periods ended September 30, 2003 have been revised to reflect the Telegraph Group as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The following table presents information about the operating results of the Telegraph Group through July 30, 2004:

	Three Month Period
	Ended		Nine Month Period Ended
	September 30,		September 30,

	2004(1)	2003	2004(2)	2003

		(In thousands)
Operating revenues:
Advertising	$28,356	$69,243	$211,320	$232,973
Circulation	17,375	43,600	118,016	125,556
Job printing and other	2,230	7,161	17,464	19,407

Total operating revenues	47,961	120,004	346,800	377,936

Operating costs and expenses:
Newsprint	7,015	18,021	49,759	55,973
Compensation	12,971	26,031	72,007	78,305
Other operating costs	24,183	64,729	179,697	200,449
Depreciation and amortization	717	3,513	6,102	10,681

Total operating costs and expenses	44,886	112,294	307,565	345,408

Operating income	$3,075	$7,710	$39,235	$32,528

(1)	The Telegraph Group is included in operating results for 1 month.

(2)	The Telegraph Group is included in operating results for 7 months.
      For the three and nine months ended September 30, 2004, the Company recognized a gain on the sale of the Telegraph Group of $354.6 million, net of taxes of $221.0 million. For the three and nine months ended September 30, 2004, earnings from operations of business segment disposed of were $11.7 million and $24.8 million, net of income taxes of $6.3 million and $7.6 million, respectively. For the three and nine months ended September 30, 2003, earnings from operations of business segment disposed of were $5.2 million and $6.9 million, respectively, net of taxes of $3.1 million and $4.1 million, respectively.
      Internal Revenue Code Section 965 (“Section 965”), enacted as part of the American Jobs Creation Act of 2004 in October 2004, allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate. Section 965 provides that U.S. companies may elect, for one tax year, an 85% dividends received deduction for eligible dividends from their foreign subsidiaries. Repatriated funds must be invested by the company in the United States pursuant to a domestic reinvestment plan approved by company management before the funds are repatriated.
      Pursuant to this legislation, in November 2004, the Company’s management approved a domestic reinvestment plan and received a dividend from its U.K. subsidiary of $100.0 million. Accordingly, the Company estimates that it will derive a benefit of approximately $24.0 million in its 2004 tax year as a result of this legislation.
      See Note 21(b) for information on dispositions subsequent to September 30, 2004.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 8 —	The Chicago Sun-Times Circulation Overstatement
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
      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of related lawsuits filed against the Company, the Company recorded pre-tax charges of approximately $24.1 million in the fourth quarter of 2003 and approximately $2.9 million in the first quarter of 2004. This charge has been reflected in “Other Operating Costs” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate at September 30, 2004. See Note 11.

Note 9 —	Earnings (Loss) Per Share
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
      The following table reconciles the numerator and denominator for the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(31,380)	90,746	$(0.35)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss available to common stockholders	$(31,380)	90,746	$(0.35)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30, 2003

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Restated
	Note 3(a))
	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(13,377)	86,540	$(0.15)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss available to common stockholders	$(13,377)	86,540	$(0.15)

	Nine Months Ended September 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(89,767)	90,373	$(0.99)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss available to common stockholders	$(89,767)	90,373	$(0.99)

	Nine Months Ended September 30, 2003

	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Restated
	Note 3(a))
	(In thousands, except per share amounts)
Basic EPS
Earnings from continuing operations	$8,540	87,418	$0.10
Effect of dilutive securities	—	402	—

Diluted EPS
Earnings available to common stockholders	$8,540	87,820	$0.10

Note 10 —	Segment Information
      The Company operates principally in the business of publishing, printing and distributing newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Community Group includes the results of The Jerusalem Post (See Note 21(b) regarding sale of The Jerusalem Post on December 15, 2004). The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger L.P. As described in Note 7, the Company completed the sale of the Telegraph Group on July 30, 2004. The Telegraph Group comprised substantially all of the operations of the U.K. Newspaper Group. The remainder of the U. K. Newspaper Group, consisting largely of the holding companies which held

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
investments in the Telegraph Group, is now included with the Investment and Corporate Group. The following is a summary of the segmented financial data of the Company:

	Three Months Ended September 30, 2004

			Canadian	Investment and
	Chicago	Community	Newspaper	Corporate
	Group	Group	Group	Group	Total

	(In thousands)
Revenues	$116,009	$2,569	$21,634	$—	$140,212
Depreciation and amortization	$7,676	$273	$507	$226	$8,682
Operating income (loss)	$12,125	$(1,509)	$788	$(28,519)	$(17,115)
Equity in earnings (loss) of affiliates	$(362)	$—	$232	$(350)	$(480)

	Three Months Ended September 30, 2003

			Canadian	Investment and
	Chicago	Community	Newspaper	Corporate
	Group	Group	Group	Group	Total

	(In thousands)
Revenues	$111,994	$2,490	$18,639	$—	$133,123
Depreciation and amortization	$8,400	$375	$424	$777	$9,976
Operating income (loss)	$9,189	$(1,257)	$(1,634)	$(9,517)	$(3,219)
Equity in earnings (loss) of affiliates	$(298)	$—	$183	$—	$(115)

	Nine Months Ended September 30, 2004

			Canadian	Investment and
	Chicago	Community	Newspaper	Corporate
	Group	Group	Group	Group	Total

	(In thousands)
Revenues	$345,755	$7,669	$63,881	$—	$417,305
Depreciation and amortization	$22,608	$994	$1,439	$399	$25,440
Operating income (loss)	$37,119	$(3,820)	$432	$(82,783)	$(49,052)
Equity in earnings (loss) of affiliates	$(1,224)	$—	$565	$(1,027)	$(1,686)
Total assets	$549,856	$25,213	$329,206	$957,270	$1,861,545
Capital expenditures	$18,173	$47	$1,813	$162	$20,195

	Nine Months Ended September 30, 2003

			Canadian	Investment and
	Chicago	Community	Newspaper	Corporate
	Group	Group	Group	Group(1)	Total

	(In thousands)
Revenues	$333,993	$7,821	$58,108	$—	$399,922
Depreciation and amortization	$24,024	$977	$1,125	$2,265	$28,391
Operating income (loss)	$34,572	$(4,313)	$(3,127)	$(23,183)	$3,949
Equity in earnings (loss) of affiliates	$(931)	$—	$508	$—	$(423)
Total assets	$551,920	$30,344	$283,983	$798,066	$1,664,313
Capital expenditures	$5,575	$542	$1,704	$286	$8,107

(1)	Total assets includes $557,316 of net assets to be disposed of.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Note 11 — Other Operating Costs
      Included in “Other Operating Costs” are the following items that the Company believes may make meaningful comparisons of results between reporting periods difficult based on their nature, magnitude and infrequency.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Special Committee and related costs(1)	$13,318	$3,401	$44,627	$3,401
Management fees	—	4,269	500	12,727
Aircraft costs	—	1,332	507	4,020
Restitution and settlement costs — circulation matters(2)	—	—	2,880	—
Directors and officers insurance fee(3)	5,400	—	5,400	—
Other	944	40	1,984	241

	$19,662	$9,042	$55,898	$20,389

(1)	The Company has incurred costs related to the Special Committee process and investigation, and various litigation and government investigations that have resulted from that Special Committee process and investigation. These are explained more fully in Note 14.

(2)	On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers related to the circulation overstatements. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded a pre-tax charge of nil and $2.9 million for the three and nine month periods ended September 30, 2004, respectively, and had recorded a pre-tax charge of $24.1 million during the fourth quarter of 2003.

(3)	During the three and nine month periods ended September 30, 2004, the Company paid a fee of $5.4 million in respect of its directors and officers insurance policy to obtain additional coverage for the Company’s directors and officers relating to periods prior to 2004.
Note 12 — Long-term Debt
      In December 2002, Hollinger International Publishing Inc. (“Publishing”), a wholly owned subsidiary of the Company, completed an offering of the 9% Senior Notes due 2010, (“the 9% Senior Notes”) for an aggregate principal amount outstanding of $300.0 million. Proceeds from the 9% Senior Notes and the Senior Credit Facility were used to repay Publishing’s 9.25% Senior Subordinated Notes due in 2006 and 2007 (the “9.25% Senior Subordinated Notes”). Publishing gave notice of redemption to the holders of the 9.25% Senior Subordinated Notes on December 23, 2002 and retired the notes in January 2003. Premiums on early redemption totaled $19.7 million and the write-off of related deferred financing costs totaled $17.6 million for a loss on extinguishment of $37.3 million and is included in “Other income (expense), net” for the nine month period ended September 30, 2003. (See Note 13).
      As described in Note 3(c), on July 30, 2004, the Company repaid the Senior Credit Facility (previously reflected in the U.K. Newspaper Group) with proceeds from the sale of the Telegraph Group. The Company paid approximately $2.1 million in fees for the early termination of the Senior Credit Facility. This cost was included in the determination of the “Gain from disposal of business segment (net of income taxes)” in the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
accompanying Condensed Consolidated Statements of Operations. The Company also completed a tender offer for the retirement of the 9% Senior Notes. Approximately 97% of the 9% Senior Notes were tendered for retirement. The Company incurred costs of approximately $59.9 million related to premiums and other fees associated with the 9% Senior Notes tendered for retirement on July 30, 2004. In conjunction with the tender, all covenants were removed from the remaining notes. The Company has incurred costs of approximately $0.5 million related to premiums and other fees to purchase and retire an additional $3.4 million of principal of the 9% Senior Notes during September 2004. The costs to retire the 9% Senior Notes were included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations (See Note 13). The Company intends to purchase the remaining principal of the outstanding 9% Senior Notes as they become available on the open market. Accordingly, the $6.0 million outstanding on the 9% Senior Notes has been reflected as “Current portion of long-term debt” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004.

Note 13 —	Other Income (Expense)

(a)	Other income (expense), net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Loss on extinguishment of debt (Note 12)	$(60,381)	$(926)	$(60,381)	$(38,217)
Equity in losses of affiliates	(480)	(115)	(1,686)	(423)
Net gain on sales of investments	—	1,519	—	3,573
Write-downs of investments	(365)	(68)	(365)	(68)
Net gain (loss) on sales of property, plant and equipment	285	—	1,602	(155)
Settlement with former director and officer (Note 14)	—	—	1,718	—
Foreign currency gains, net(1)	36,689	3,495	21,034	86,427
Other	(90)	(540)	136	(1,864)

	$(24,342)	$3,365	$(37,942)	$49,273

(1)	Gains on the special purpose trust obligation amounted to $36.9 million and $13.6 million for the three months ended September 30, 2004 and 2003, respectively, and $21.5 million and $96.6 million for the nine months ended September 30, 2004 and 2003, respectively. The trust was dissolved in November 2004. See Note 15.

(b)	Derivative Instruments
      The Company has historically entered into various swap, option and forward contracts from time to time when management believed conditions warranted. Such contracts were limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency exchange rates.
      The Company had cross-currency interest rate swaps on its Senior Credit Facility and interest rate swaps on the 9% Senior Notes. Upon completion of the sale of the Telegraph Group and the repayment of the Senior Credit Facility and the completion of the tender offer for the 9% Senior Notes, the Company terminated these swap agreements. The Company paid $32.3 million, including $29.7 million previously recognized in mark-to-market adjustments, upon early termination of the cross-currency interest rate swaps on the Senior Credit

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Facility and $10.5 million related to the interest rate swaps on the 9% Senior Notes (See Note 12). The termination costs on the cross-currency interest rate swaps have been included in the “Gain from disposal of discontinued operations” and the costs on the interest rate swaps on the 9% Senior Notes have been included in “Other income (expense), net”.
      The mark-to-market impact of the interest rate swaps was a gain of $0.3 million and a loss of $4.9 million for the three and nine month periods ended September 30, 2004, respectively, and a loss of $6.5 million and a gain of $0.8 million for the three and nine month periods ended September 30, 2003, respectively, and was reflected in “Interest expense”.

Note 14 —	Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors
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
      The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Lord Conrad M. Black of Crossharbour (“Black”), F. David Radler (“Radler”) and others are reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. See Note 11. These costs primarily consist of legal and other professional fees.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      The Company has incurred substantial legal costs arising out of litigation on behalf of the Company brought by the Special Committee to redress what the Special Committee has concluded to be repeated violations of the fiduciary duties of Hollinger Inc., Black and certain of their affiliates or associates, and related matters. The costs amounted to approximately $13.3 million and $44.6 million for the three and nine months ended September 30, 2004, respectively, as further discussed below, in addition to $10.1 million of costs incurred for the year ended December 31, 2003.
      The costs of $13.3 million and $44.6 million for the three and nine months ended September 30, 2004, respectively, include approximately $5.7 million and $20.4 million for the three and nine months ended September 30, 2004, respectively, in costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company’s controlling stockholders and other current and former officers and directors of the Company, (iv) defending the Court Order in the January 2004 SEC action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware litigation; (vi) defending and defeating the anti-suit injunction motion and appeal brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company’s claims; and (vii) cooperating with various government agencies investigating the conduct that is the subject of the Report.
      In addition to the costs for the Special Committee’s work, the Company has incurred other legal costs and other professional fees of $5.4 million and $15.5 million for the three and nine months ended September 30, 2004, respectively. The legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.
      The Company has also incurred legal costs of approximately $2.2 million and $8.7 million for the three and nine month periods ended September 30, 2004, respectively, that the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings.
      During 2003, the Company received from its former executive officers a total of $1.2 million in restitution in accordance with the terms of an agreement. Through September 30, 2004, the Company was paid additional amounts in restitution totaling $30.3 million, excluding interest, in accordance with the terms of the agreement. These amounts were reflected in the Company’s Consolidated Statement of Operations for the three months and year ended December 31, 2003 as “Other income (expense), net”.
      On April 27, 2004, the Company reached a settlement with a former director and officer of the Company, Peter Y. Atkinson (“Atkinson”). The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the “non-competition” and Hollinger Digital Incentive Plan payments he received, plus interest, which total approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement and reflected as restricted cash. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The Company recorded approximately $1.7 million of this settlement,

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
excluding interest, in the second quarter of 2004 which is included in “Other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004.
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies is also subject to court approval.
      On May 13, 2005, Black commenced a lawsuit in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred for one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by SEC against Black and others.
      See Note 21 for an update on legal proceedings.

Note 15 —	Redemption of CanWest Debentures
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
      As of September 30, 2004, there was outstanding approximately Cdn.$889.5 million aggregate principal amount of CanWest Debentures. The Company and Hollinger L.P. were the record owners of all of these CanWest Debentures, but as of September 30, 2004, beneficially owned approximately Cdn.$4.7 million and Cdn.$83.8 million principal amount, respectively, of CanWest Debentures, with the balance beneficially owned by the Participation Trust.
      On October 7, 2004, the Company and Hollinger L.P. entered into an agreement (the “Facilitation Agreement”) with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Participation Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the “CanWest Exchange Offer”). In the Facilitation Agreement, the Company agreed, among other things, to sell to CanWest, for cash, all of the CanWest Debentures beneficially owned by the Company. The Company’s obligation to sell the CanWest Debentures to CanWest, and CanWest’s obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer was subject to a number of conditions, including that at least two-thirds of the outstanding principal amount of Trust Notes be tendered in the CanWest Exchange Offer. On October 28, 2004, CanWest announced that holders of substantially more than 66 2/3% in aggregate principal amount of the Trust Notes had agreed in writing to tender their Trust Notes in the CanWest Exchange Offer. The CanWest

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Exchange Offer closed on November 18, 2004. The Company received approximately $133.6 million, of which Hollinger L.P. received approximately $84.5 million, in respect of CanWest Debentures owned and their residual interest in the Participation Trust that was attributable to foreign currency exchange. As a result of the completion of the transaction, the Participation Trust was dissolved and the Company has no further ownership interest in the CanWest Debentures. The Company will record a realized loss of approximately $83.6 million in the fourth quarter of 2004 on this transaction largely due to previously recognized foreign currency gains which were not ultimately realized.

Note 16 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$476	$415	$24	$20
Interest cost	4,495	4,587	341	343
Expected return on plan assets	(5,114)	(4,530)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	20	20	—	—
Amortization of net (gain) loss	1,293	1,608	(66)	(68)

Net periodic benefit cost	$1,198	$2,128	$299	$295

	Nine Months Ended September 30,

	2004	2003	2004	2003

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$1,417	$1,225	$72	$57
Interest cost	13,353	13,436	1,008	997
Expected return on plan assets	(15,169)	(13,260)	—	—
Amortization of transition obligation	84	84	—	—
Amortization of prior service cost	57	53	—	—
Amortization of net (gain) loss	3,834	4,704	(194)	(198)

Net periodic benefit cost	$3,576	$6,242	$886	$856

(b)	Employer Contributions

Pension Plans
      As of September 30, 2004, $3.7 million of contributions have been made to both domestic and foreign plans, all in cash. The Company contributed a total of $4.4 million to fund its pension plans in 2004.

Post-Retirement Plans
      As of September 30, 2004, $1.6 million of contributions have been made, all in cash. The Company contributed a total of $2.2 million to fund its post-retirement plans in 2004.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 17 —	Stockholders’ Equity
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

Note 18 —	Commitments and Contingencies
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
      As discussed in Notes 14, 20 and 21, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors as well as certain other non-ordinary course matters such as the Chicago Sun-Times circulation cases and the CanWest arbitration.
      In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At September 30, 2004, letters of credit in the amount of $5.0 million were outstanding.
Note 19 — Supplemental Condensed Consolidating Financial Information (Unaudited)
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$106,917	$106,917
Circulation	—	—	27,662	27,662
Job Printing	—	—	4,290	4,290
Other	—	—	1,343	1,343

Total operating revenues	—	—	140,212	140,212

Operating costs and expenses:
Newsprint	—	—	18,707	18,707
Compensation	93	1,737	55,531	57,361
Other operating costs	15,652	10,402	46,523	72,577
Depreciation	—	226	5,296	5,522
Amortization	—	—	3,160	3,160

Total operating costs and expenses	15,745	12,365	129,217	157,327

Operating income (loss)	(15,745)	(12,365)	10,995	(17,115)

Other income (expense):
Interest expense	—	(2,392)	(204)	(2,596)
Amortization of deferred financing costs	—	(115)	85	(30)
Interest and dividend income	1,086	8,472	(3,633)	5,925
Other income (expense), net	(30,049)	288,862	(283,155)	(24,342)

Total other income (expense)	(28,963)	294,827	(286,907)	(21,043)

Earnings (loss) from continuing operations before income taxes and minority interest	(44,708)	282,462	(275,912)	(38,158)
Income taxes (benefit)	(13,328)	(46,172)	51,091	(8,409)
Minority interest	—	—	1,631	1,631

Earnings (loss) from continuing operations	(31,380)	328,634	(328,634)	(31,380)

Discontinued operations:
Earnings from operations of business segment disposed of	11,674	—	—	11,674
Gain from disposal of business segment	354,644	—	—	354,644

Net earnings from discontinued operations	366,318	—	—	366,318

Net earnings (loss)	$334,938	$328,634	$(328,634)	$334,938

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(Restated — Note 3(a))
Operating revenues:
Advertising	$—	$—	$102,056	$102,056
Circulation	—	—	25,448	25,448
Job Printing	—	—	3,997	3,997
Other	—	—	1,622	1,622

Total operating revenues	—	—	133,123	133,123

Operating costs and expenses:
Newsprint	—	—	19,755	19,755
Compensation	—	964	54,432	55,396
Other operating costs	3,488	11,237	36,490	51,215
Depreciation	—	331	5,968	6,299
Amortization	—	—	3,677	3,677

Total operating costs and expenses	3,488	12,532	120,322	136,342

Operating income (loss)	(3,488)	(12,532)	12,801	(3,219)

Other income (expense):
Interest expense	—	(11,266)	(284)	(11,550)
Amortization of deferred financing costs	—	(608)	—	(608)
Interest and dividend income	154	6,237	(4,364)	2,027
Other income (expense), net	(9,913)	3,147	10,131	3,365

Total other income (expense)	(9,759)	(2,490)	5,483	(6,766)

Earnings (loss) from continuing operations before income taxes and minority interest	(13,247)	(15,022)	18,284	(9,985)
Income taxes (benefit)	130	(6,540)	8,656	2,246
Minority interest	—	—	1,146	1,146

Earnings (loss) from continuing operations	(13,377)	(8,482)	8,482	(13,377)

Discontinued operations:
Earnings from operations of business segment disposed of (net of income taxes)	5,243	—	—	5,243
Gain from disposal of business segment (net of income taxes)	—	—	—	—

Earnings from discontinued operations (net of income taxes)	5,243	—	—	5,243

Net earnings (loss)	$(8,134)	$(8,482)	$8,482	$(8,134)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Operating revenues:
Advertising	$—	$—	$319,391	$319,391
Circulation	—	—	80,764	80,764
Job Printing	—	—	12,812	12,812
Other	—	—	4,338	4,338

Total operating revenues	—	—	417,305	417,305

Operating costs and expenses:
Newsprint	—	—	57,186	57,186
Compensation	10,084	4,764	166,612	181,460
Other operating costs	47,912	17,832	136,527	202,271
Depreciation	—	398	16,194	16,592
Amortization	—	—	8,848	8,848

Total operating costs and expenses	57,996	22,994	385,367	466,357

Operating income (loss)	(57,996)	(22,994)	31,938	(49,052)

Other income (expense):
Interest expense	—	(18,335)	(358)	(18,693)
Amortization of deferred financing costs	—	(774)	—	(774)
Interest and dividend income	4,137	21,518	(11,849)	13,806
Other income (expense), net	(38,382)	330,952	(330,512)	(37,942)

Total other income (expense)	(34,245)	333,361	(342,719)	(43,603)

Earnings (loss) from continuing operations before income taxes and minority interest	(92,241)	310,367	(310,781)	(92,655)
Income taxes (benefit)	(2,474)	(29,310)	26,234	(5,550)
Minority interest	—	—	2,662	2,662

Earnings (loss) from continuing operations	(89,767)	339,677	(339,677)	(89,767)

Discontinued operations:
Earnings from operations of business segment disposed of (net of income taxes)	24,773	—	—	24,773
Gain from disposal of business segment (net of income taxes)	354,644	—	—	354,644

Earnings from discontinued operations (net of income taxes)	379,417	—	—	379,417

Net earnings (loss)	$289,650	$339,677	$(339,677)	$289,650

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(Restated — Note 3(a))
Operating revenues:
Advertising	$—	$—	$305,017	$305,017
Circulation	—	—	77,851	77,851
Job Printing	—	—	11,956	11,956
Other	—	—	5,098	5,098

Total operating revenues	—	—	399,922	399,922

Operating costs and expenses:
Newsprint	—	—	53,519	53,519
Compensation	—	2,817	164,150	166,967
Other operating costs	4,195	26,185	116,716	147,096
Depreciation	—	983	16,974	17,957
Amortization	—	—	10,434	10,434

Total operating costs and expenses	4,195	29,985	361,793	395,973

Operating income (loss)	(4,195)	(29,985)	38,129	3,949

Other income (expense):
Interest expense	—	(17,860)	(442)	(18,302)
Amortization of deferred financing costs	—	(1,813)	—	(1,813)
Interest and dividend income	2,360	18,417	(10,770)	10,007
Other income (expense), net	34,248	(10,047)	25,072	49,273

Total other income (expense)	36,608	(11,303)	13,860	39,165

Earnings (loss) from continuing operations before income taxes and minority interest	32,413	(41,288)	51,989	43,114
Income taxes (benefit)	23,873	(27,253)	33,398	30,018
Minority interest	—	—	4,556	4,556

Earnings (loss) from continuing operations	8,540	(14,035)	14,035	8,540

Discontinued operations:
Earnings from operations of business segment disposed of (net of income taxes)	6,902	—	—	6,902
Gain from disposal of business segment (net of income taxes)	—	—	—	—

Earnings from discontinued operations (net of income taxes)	6,902	-	-	6,902

Net earnings (loss)	$15,442	$(14,035)	$14,035	$15,442

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$12,432	$661,635	$69,310	$743,377
Accounts receivable, net	96	432	156,611	157,139
Amounts due from related parties	—	400,871	(400,871)	—
Intercompany accounts receivable	172,746	166,175	(338,921)	—
Inventories	—	—	12,293	12,293
Escrow deposits and restricted cash	4,264	—	21,721	25,985
Other current assets	1,913	5,339	40,157	47,409

Total current assets	191,451	1,234,452	(439,700)	986,203
Loan to affiliate	24,582	—	—	24,582
Investments	710,943	1,831,930	(2,430,050)	112,823
Property, plant and equipment, net of accumulated depreciation	—	798	217,815	218,613
Intangible assets, net of accumulated amortization	—	—	104,020	104,020
Goodwill	—	—	182,900	182,900
Prepaid pension benefit	—	—	90,377	90,377
Deferred financing costs and other assets	86,366	3,612	52,049	142,027

Total assets	$1,013,342	$3,070,792	$(2,222,589)	$1,861,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$11,082	$1,186	$12,268
Accounts payable and accrued expenses	15,910	12,420	191,845	220,175
Intercompany accounts payable	441,287	2,048,610	(2,489,897)	—
Amounts due to related parties	—	155,171	(146,660)	8,511
Income taxes payable (recoverable) and other tax liabilities	57,448	(53,121)	664,312	668,639
Deferred revenue	—	—	18,817	18,817

Total current liabilities	514,645	2,174,162	(1,760,397)	928,410
Long-term debt, less current portion	—	—	2,128	2,128
Deferred income taxes and other tax liabilities	2,212	78,975	226,660	307,847
Other liabilities	—	—	95,310	95,310

Total liabilities	516,857	2,253,137	(1,436,299)	1,333,695

Minority interest	—	—	31,365	31,365

Redeemable preferred stock	—	138,309	(138,309)	—

Total stockholders’ equity	496,485	679,346	(679,346)	496,485

Total liabilities and stockholders’ equity	$1,013,342	$3,070,792	$(2,222,589)	$1,861,545

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$33,928	$26,727	$25,856	$86,511
Accounts receivable, net	267	86	157,817	158,170
Amounts due from related parties	37,424	258,730	(258,730)	37,424
Intercompany accounts receivable	16,365	180,137	(196,502)	—
Inventories	—	—	10,492	10,492
Escrow deposits and restricted cash	—	—	16,718	16,718
Assets of operations to be disposed of	—	—	142,842	142,842
Other current assets	15	2,543	14,754	17,312

Total current assets	87,999	468,223	(86,753)	469,469
Loan to affiliate	22,131	—	—	22,131
Investments	220,947	1,280,811	(1,387,770)	113,988
Property, plant and equipment, net of accumulated depreciation	—	907	238,104	239,011
Intangible assets, net of accumulated amortization	—	—	107,490	107,490
Goodwill	—	—	182,268	182,268
Prepaid pension benefit	—	—	88,705	88,705
Non-current assets of operations to be disposed of	—	—	473,447	473,447
Deferred financing costs and other assets	69,746	13,547	45,913	129,206

Total assets	$400,823	$1,763,488	$(338,596)	$1,825,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$2,031	$2,031
Accounts payable and accrued expenses	8,398	7,311	172,444	188,153
Amount due from related parties	—	741	7,384	8,125
Intercompany accounts payable	293,516	1,058,192	(1,351,708)	—
Income taxes payable (recoverable) and other tax liabilities	57,448	(53,121)	432,730	437,057
Liabilities of operations to be disposed of	—	—	165,264	165,264
Deferred revenue	—	—	23,153	23,153

Total current liabilities	359,362	1,013,123	(548,702)	823,783
Long-term debt, less current portion	—	305,082	3,086	308,168
Deferred income taxes and other tax liabilities	4,685	108,283	185,705	298,673
Non-current liabilities of operations to be disposed of	—	—	237,107	237,107
Other liabilities	—	—	92,953	92,953

Total liabilities	364,047	1,426,488	(29,851)	1,760,684

Minority interest	—	—	28,255	28,255

Redeemable preferred stock	—	138,309	(138,309)	—

Total stockholders’ equity	36,776	198,691	(198,691)	36,776

Total liabilities and stockholders’ equity	$400,823	$1,763,488	$(338,596)	$1,825,715

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

Cash Flows From Continuing Operating Activities:
Net earnings	$289,650	$339,677	$(339,677)	$289,650
Income from discontinued operations	(379,417)	—	—	(379,417)

Net earnings (loss) from continuing operations	(89,767)	339,678	(339,678)	(89,767)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	172	25,268	25,440
Amortization of deferred financing costs	—	774	—	774
Minority interest	—	—	2,662	2,662
Premiums on debt extinguishments	—	50,617	—	50,617
Gain on sales of assets	—	—	(1,602)	(1,602)
Non-cash interest income	(275)	—	(6,536)	(6,811)
Non-cash portion of foreign currency gain	—	(1,381)	(20,145)	(21,526)
Other	(353,899)	(506,212)	878,672	18,561
Changes in working capital accounts, net	1,521	1,967	22,049	25,537

Cash provided by (used in) continuing operating activities	(442,420)	(114,386)	560,691	3,885

Cash Flows From Continuing Investing Activities:
Purchase of property, plant and equipment	—	(63)	(20,132)	(20,195)
Purchase of investments and other non-current assets	(295)	(30)	(13,864)	(14,189)
Proceeds from disposal of investments and other assets	—	—	4,174	4,174
Proceeds from disposal of property, plant and equipment	—	—	12,735	12,735
Proceeds from disposal of newspaper operations, net of cash disposed	—	—	1,191,200	1,191,200
Other	—	—	580	580

Cash provided by (used in) continuing investing activities	(295)	(93)	1,174,693	1,174,305

Cash Flows From Continuing Financing Activities:
Repayment of debt and premiums on debt extinguishment	—	(341,588)	—	(341,588)
Changes in escrow deposits and restricted cash	—	—	(9,267)	(9,267)
Proceeds from issuance of stock	36,946	—	—	36,946
Changes in amounts due to/from related parties	397,835	1,102,975	(1,473,950)	26,860
Dividends paid	(13,562)	(12,000)	12,000	(13,562)

Cash provided by (used in) continuing financing activities	421,219	749,387	(1,471,217)	(300,611)

Net cash used in discontinued operations	—	—	(221,645)	(221,645)

Effect of exchange rate changes on cash	—	—	932	932

Net increase (decrease) in cash and cash equivalents	(21,496)	634,908	43,454	656,866
Cash and cash equivalents at beginning of period	33,928	26,727	25,856	86,511

Cash and cash equivalents at end of period	$12,432	$661,635	$69,310	$743,377

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Hollinger International Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(Amounts in thousands)

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(Restated — Note 3(a))
Cash Flows From Continuing Operating Activities:
Net earnings	$15,442	(14,035)	14,035	$15,442
Income from discontinued operations	(6,902)	—	—	(6,902)

Net earnings (loss) from continuing operations	8,540	(14,035)	14,035	8,540
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	983	27,408	28,391
Amortization of deferred financing costs	—	1,813	—	1,813
Minority interest	—	—	4,556	4,556
Premium on debt extinguishments	—	19,657	—	19,657
Gain on sale of investments	—	—	(3,573)	(3,573)
(Gain) loss on sale of assets	(568)	—	723	155
Non-cash interest income	(77)	—	(5,225)	(5,302)
Non-cash portion of foreign currency gain	—	—	(96,629)	(96,629)
Other	(64,445)	(4,614)	119,874	50,815
Changes in working capital accounts, net	(5,620)	(6,717)	(12,940)	(25,277)

Cash provided by (used in) continuing operating activities	(62,170)	(2,913)	48,229	(16,854)

Cash Flows From Continuing Investing Activities:
Purchase of property, plant and equipment	—	(101)	(8,006)	(8,107)
Purchase of investments and other non-current assets	(3,000)	—	(6,493)	(9,493)
Proceeds from disposal of investments and other assets	7,322	—	24,683	32,005
Proceeds from disposal of property, plant and equipment	—	—	242	242
Other	—	—	(6,234)	(6,234)

Cash provided by (used in) continuing investing activities	4,322	(101)	4,192	8,413

Cash Flows From Continuing Financing Activities:
Repayment of debt and premiums on debt extinguishment	—	(524,563)	(48,407)	(572,970)
Changes in escrow deposits and restricted cash	—	545,952	(19,823)	526,129
Changes in amounts due to/from related parties	55,885	(13,360)	(54,026)	(11,501)
Dividends paid	(13,024)	—	—	(13,024)
Repurchase of common shares	(8,849)	—	—	(8,849)
Proceeds from issuance of stock	—	—	1,949	1,949
Other	—	—	(3,095)	(3,095)

Cash provided by (used in) continuing financing activities	34,012	8,029	(123,402)	(81,361)

Cash provided by discontinued operations	—	—	47,693	47,693

Effect of exchange rate changes on cash	—	—	(54)	(54)

Net increase (decrease) in cash and cash equivalents	(23,836)	5,015	(23,342)	(42,163)
Cash and cash equivalents at beginning of period	39,750	11,394	45,011	96,155

Cash and cash equivalents at end of period	$15,914	$16,409	$21,669	$53,992

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Note 20 — CanWest Dispute
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

Note 21 —	Subsequent Events

General
      a) On October 15, 2004, the Company completed its sale of the 401 N. Wabash Venture for $73.0 million. See Note 6.
      b) On November 16, 2004, the Company announced that as part of the Strategic Process, it had entered into a definitive agreement to sell the Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem Report and related publications (collectively, the “JP”). The transaction involved the sale by the Company of its debt and equity interests in the JP for $13.2 million. The transaction closed on December 15, 2004 and the Company will recognize a net gain on the sale of approximately $0.6 million in the fourth quarter of 2004. The Company will reflect the JP, representing substantially all of the operations of the Community Group segment, as a discontinued operation in accordance with SFAS No. 144 in the fourth quarter of 2004.
      c) On November 16, 2004, the Company issued an additional 68,494 DSU’s under similar terms to those issued on January 14, 2004 (See Note 4) and recognized $1.2 million in employee compensation expense and additional paid-in capital.
      d) On November 18, 2004, the Company completed the CanWest Exchange Offer. See Note 15.
      e) On November 30, 2004, the Company paid the National Post Company Cdn.$26.5 million in full satisfaction, including interest, of a judgment obtained against the Company. See Note 20.
      f) On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on the Company’s Class A and Class B Common Stock on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including the DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock.
      On each of December 16, 2004 and March 31, 2005, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share, paid to the Company’s Class A and Class B Common Stock on January 18, 2005 to stockholders of record on January 3, 2005 and on April 20, 2005 to stockholders of record on April 8, 2005.
      g) On January 26, 2005, the Company issued 105,500 DSU’s and on March 14, 2005, the Company issued 20,000 DSU’s that vest in 25% increments on each annual anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); death or permanent disability. These DSU’s will be expensed ratably over the vesting period.
      h) On March 31, 2005, the Company notified the SEC of the termination of registration of the 9% Senior Notes. See Note 19.
      i) In May of 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its shareholders largely from the proceeds of the CanWest Exchange Offer. See Note 15. Approximately 13% (or $12.0 million) of this dividend will be paid to the minority shareholders.

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
      The parties to the settlement include current independent directors Richard R. Burt, Henry A. Kissinger, Shmuel Meitar, and James R. Thompson, and former independent directors Dwayne O. Andreas, Raymond G. Chambers, Marie-Josee Kravis, Robert S. Strauss, A. Alfred Taubman, George Weidenfeld and Leslie H. Wexner. The plaintiff had previously dismissed Special Committee members Graham W. Savage, Raymond G.H. Seitz, and Gordon A. Paris (“Paris”) as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.
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

Black v. Breeden, et al.
      On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Richard C. Breeden (“Breeden”), Richard C. Breeden & Co. (“Breeden & Co.”), Paris, James Thompson, Richard Burt, Graham Savage, Raymond Seitz, Shmuel Meitar and Henry Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

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
OVERVIEW
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group, the Community Group and the Canadian Newspaper Group. The Chicago Group represented approximately 82.9% of the Company’s revenue for the nine months ended September 30, 2004 and includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Community Group includes The Jerusalem Post and related publications. The Canadian Newspaper Group consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company’s approximately 87% interest in Hollinger L.P.
      As discussed below, the Company completed the sale of the Telegraph Group on July 30, 2004. The sale of the Telegraph Group represented a disposition of substantially all of the operations of the U.K. Newspaper Group. During the third quarter of 2004, the Company began reporting the results of the Telegraph Group as discontinued operations. See Note 7 to the condensed consolidated financial statements.
      The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 76.3% and 76.5% of the Company’s consolidated revenues for the three and nine months ended September 30, 2004, respectively. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Changes in advertising revenue are heavily correlated to the changes in economic conditions in general and in individual business sectors. Advertising revenue is subject to changes in the economy on both a national and local level. The Company’s advertising revenue experiences seasonality with the third quarter typically being the lowest and the fourth quarter being the highest. Advertising revenue is recognized upon publication of the advertisement.
      Approximately 19.7% and 19.4% of the Company’s revenues for the three and nine months ended September 30, 2004, respectively, were generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenues from job printing and other activities which are recognized upon delivery.
      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 36.5% and 38.9% of the Company’s total operating costs for the three and nine months ended September 30, 2004, respectively. Newsprint costs represented approximately 11.9% and 12.3% of the Company’s total operating costs for the three and nine months ended September 30, 2004, respectively. Newsprint prices are subject to fluctuation as newsprint is a commodity. Compensation costs are recognized as employment services are rendered. Newsprint costs are recognized upon consumption.
      Management fees paid to Ravelston, RMI and other affiliated entities and costs related to corporate aircraft were incurred at the corporate level and allocated to the operating segments in 2003. The aircraft were grounded prior to 2004 and consequently, no costs were allocated to the operating segments in 2004. With the termination of the management services agreements effective June 1, 2004 and the sale of one aircraft and lease cancellation of the other, similar charges are not expected to be incurred in future periods. Management fees and aircraft costs incurred during the year ended December 31, 2003 totaled $26.0 million and $4.6 million, respectively, of which $8.9 million and $1.2 million, respectively, were allocated to the Telegraph Group and accordingly reflected in discontinued operations. Management fees and aircraft costs incurred during the nine month period ended September 30, 2003 totaled $19.4 million and $4.2 million, respectively, of which $6.7 million and $0.2 million, respectively, were allocated to the Telegraph Group and accordingly reflected in discontinued operations. Upon completion of the move of the Company’s accounting and finance functions to Chicago from Toronto during 2005, the Company estimates that annualized compensation costs of employees engaged in activities formerly provided under management services agreements with RMI and its affiliates will be approximately $6.0 million.
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
      The Company has incurred substantial legal costs arising out of litigation on behalf of the Company brought by the Special Committee to redress what the Special Committee has concluded to be repeated violations of the fiduciary duties of Hollinger Inc., Black and certain of their affiliates or associates, and related matters. The costs amounted to approximately $13.3 million and $44.6 million for the three and nine months ended September 30, 2004, respectively, as further discussed below, in addition to $10.1 million of costs incurred for the year ended December 31, 2003.
      The costs of $13.3 million and $44.6 million for the three and nine months ended September 30, 2004, respectively, include approximately $5.7 million and $20.4 million for the three and nine months ended September 30, 2004, respectively, in costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company’s controlling stockholders and other current and former officers and directors of the Company, (iv) defending the Court Order in the January 2004 SEC Action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware litigation; (vi) defending and defeating the anti-suit injunction motion and appeal brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company’s claims; and (vii) cooperating with various government agencies investigating the conduct that is the subject of the Report.
      In addition to the costs for the Special Committee’s work, the Company has incurred other legal costs and other professional fees of $5.4 million and $15.5 million for the three and nine months ended September 30, 2004, respectively. The legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.
      The Company has also incurred legal costs of approximately $2.2 million and $8.7 million for the three and nine months ended September 30, 2004, respectively, that the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings.
      During 2003, the Company received from its former executive officers a total of $1.2 million in restitution in accordance with the terms of an agreement. Through September 30, 2004, the Company was paid additional amounts in restitution totaling $30.3 million, excluding interest, in accordance with the terms of the agreement. These amounts were reflected in the Company’s Consolidated Statement of Operations for the three months and year ended December 31, 2003 as “Other income (expense), net”.
      On April 27, 2004, the Company reached a settlement with Atkinson, a former director and officer of the Company. The terms of the settlement are subject to approval by the Delaware Chancery Court in the December 2003 derivative action. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the “non-competition” and Hollinger Digital Incentive Plan payments he received plus interest, which total approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement and reflected as restricted cash. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The Company recorded approximately $1.7 million of this settlement, excluding interest, in the second quarter of 2004 which is included in “Other income (expense), net” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004.
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies is also subject to court approval. See “Legal Proceedings”.
      On May 13, 2005, Black commenced a lawsuit in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred for one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by the SEC against Black and others.
      Sale of the Telegraph Group — In November 2003, the Company retained Lazard as financial advisor to explore alternative strategic transactions, including the sale of the Company or of its specific businesses. As part of the Strategic Process, on July 30, 2004, the Company completed the sale of the Telegraph Group for £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1 as of the date of sale). This price was subject to adjustment depending on actual working capital of the businesses sold, but such adjustment was not material (less than 1% of the purchase price). The sale of the Telegraph Group represented a disposition of substantially all of the operations of the U.K. Newspaper Group. During the third quarter of 2004, the Telegraph Group has been reported as discontinued operations. The condensed consolidated financial statements for 2003 have been revised to reflect this treatment. See Note 7 to the condensed consolidated financial statements.
      On July 30, 2004, the Company used approximately $213.4 million of the proceeds from the sale of the Telegraph Group to repay in full all amounts outstanding under its Senior Credit Facility (previously reflected in the U.K. Newspaper Group) and terminated all derivatives related to that facility. In addition, the Company paid costs of approximately $2.1 million for premiums and fees related to the early repayment of the facility and $32.3 million, including $29.7 million previously recognized in mark-to-market adjustments, to cancel the cross-currency interest rate swaps the Company had in place with respect to amounts outstanding under the Senior Credit Facility. The Senior Credit Facility and related items are reflected as components of discontinued operations.

      Retirement of 9% Senior Notes — In June 2004, the Company commenced a tender offer and consent solicitation to retire all 9% Senior Notes. Approximately 97% of the principal amount of the 9% Senior Notes were tendered. The Company used approximately $344.8 million of the proceeds from the sale of the Telegraph Group to purchase and retire the 9% Senior Notes tendered and related expenses. The tender closed on August 2, 2004. In September 2004, the Company retired an additional $3.4 million in principal amount of the 9% Senior Notes. The cost of the early retirement of the 9% Senior Notes is approximately $60.4 million, consisting of a premium for early retirement, swap cancellation fees and related fees. The cost has been recognized during the third quarter of 2004 and reflected in “Other income (expense) — net”. See “— Liquidity and Capital Resources.”
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
      CanWest Debentures — On October 7, 2004, the Company agreed, under the terms of an agreement with CanWest the purpose of which was to facilitate the refinancing by CanWest of the existing CanWest Debentures with newly issued debentures through an exchange offer, to sell to CanWest for cash all of the CanWest Debentures beneficially owned by the Company upon the completion of the CanWest Exchange Offer. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of CanWest Debentures and residual interest in the Participation Trust that was attributable to foreign currency exchange. The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust with debentures issued by a wholly-owned subsidiary of CanWest and the unwinding of the Participation Trust. As a result, the Company’s exposure to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on $16.7 million held as restricted cash. See Note 15 to the condensed consolidated financial statements and “Off Balance Sheet Arrangements” following.
      Sale of The Jerusalem Post — On December 15, 2004, the Company announced that, as part of the Strategic Process, it had completed the sale of The Palestine Post Limited. That company is the publisher of The Jerusalem Post, The Jerusalem Report and related publications. The transaction involved the sale by the Company of its debt and equity interests in The Palestine Post Limited for $13.2 million. The sale of The Palestine Post Limited represented a disposition of substantially all of the operations of the Community Group. During the fourth quarter of 2004, the Community Group will be reported as discontinued operations. See Note 21(b) to the condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates
      The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. There have been no significant changes in the Company’s critical accounting policies and estimates in the three and nine month periods ended September 30, 2004. For a discussion of these policies and estimates, refer to the Company’s Annual Report on Form  10-K for the year ended December 31, 2003.

Restatement of 2003 Financial Statements
      During the course of preparing its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain previously reported financial information required restatement arising from the findings of the Special Committee. The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2003 have been restated to record additional accruals for tax contingencies to cover interest that the Company may be required to pay. The effect of this restatement resulted in an increase to income tax expense of $1.2 million and $3.4 million for the three and nine month periods ended September 30, 2003, respectively. As a result, the net loss from continuing operations and basic loss per share from continuing operations increased by $1.2 million, or $0.01 per share, respectively, for the three months ended September 30, 2003 and the net earnings from continuing operations and basic earnings per share from continuing operations decreased by $3.4 million, or $0.04 per share, respectively, for the nine months ended September 30, 2003.
CONSOLIDATED RESULTS OF OPERATIONS

General
      All amounts relate to continuing operations unless noted otherwise.

Earnings (Loss)
      Loss from continuing operations in the third quarter of 2004 amounted to $31.4 million, or a loss of $0.35 per share compared to a loss of $13.4 million in the third quarter of 2003, or a $0.15 loss per share. The loss from continuing operations for the nine months ended September 30, 2004 was $89.8 million or a $0.99 loss per share compared with earnings of $8.5 million or $0.10 per share for the nine months ended September 30, 2003. During the three and nine month periods ended September 30, 2004, the Company incurred costs of $13.3 million and $44.6 million, respectively, with respect to the Special Committee and its investigation compared to $3.4 million in the three and nine months ended September 30, 2003. Special Committee costs include legal and other costs incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation that has arisen as a result of the issues that the Special Committee has investigated and fees paid by the Company as a result of indemnifications of current and former officers and directors. The Company has also incurred costs of approximately $60.4 million related to the premiums, swap termination fees and other costs to purchase and retire the 9% Senior Notes in the three and nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, the Company had a number of significant infrequent and unusual items including costs on the early retirement of debt of $0.9 million and $38.2 million, respectively, and foreign exchange gains, largely related to the Participation Trust, of $3.5 million and $86.4 million, respectively, all on a before tax basis.

Operating Revenues and Operating Income (Loss)
      Operating revenues and operating loss in the third quarter of 2004 were $140.2 million and $17.1 million, respectively, compared with operating revenues of $133.1 million and an operating loss of $3.2 million in the third quarter of 2003. The increase in operating revenue of $7.1 million over the prior year quarter is principally a reflection of an increase in advertising revenues at the Chicago Group and the Canadian Newspaper Group. The $13.9 million increase in operating loss in the third quarter of 2004 is primarily due to an increase in the above referenced costs incurred with respect to the Special Committee of $9.9 million and $5.4 million of insurance premiums related to coverage of directors and officers liability for prior periods while the revenue increase was largely offset by increases in other operating costs. Operating revenues and operating loss for the nine months ended September 30, 2004 were $417.3 million and $49.1 million, respectively, compared with $399.9 million and operating income of $3.9 million, respectively, for the nine months ended September 30, 2003. The increase in revenue is primarily due to increased advertising revenue for the Chicago Group and the Canadian Newspaper Group and the increase in operating loss of $53.0 million is largely due to an increase in the above referenced costs incurred with respect to the Special Committee of $41.2 million, insurance premiums of $5.4 million and stock based compensation expense of $10.0 million, while the revenue increase was largely offset by increases in other operating costs.

Operating Costs and Expenses
      Total operating costs and expenses increased by $21.0 million to $157.3 million for the three months ended September 30, 2004 from $136.3 million for the same period in 2003. The increase is primarily a result of higher operating costs at the Corporate Group, largely related to an increase in the above referenced costs incurred with respect to the Special Committee of $9.9 million and increased corporate legal and other professional fees of $4.3 million. In addition, there was an increase in compensation costs of $2.0 million and the previously mentioned insurance costs, partially offset by a reduction in management fees of approximately $4.3 million resulting from the cancellation of management services with RMI and related companies and a reduction in corporate aircraft costs of $1.3 million. For the nine months ended September 30, 2004, operating costs and expenses increased by $70.4 million to $466.4 million from $396.0 million in 2003, largely due to the increase in Special Committee costs of $41.2 million, and other corporate legal and professional fees of $6.0 million, increased compensation expense of $14.5 million, including stock-based compensation of $10.0 million, increased expense related to Chicago Sun-Times circulation restitution of $2.9 million, increases in operating expenses associated with increased operating revenues, including newsprint of $3.7 million and $5.4 million for the insurance premiums, partially offset by the decrease in management fees of approximately $12.2 million, corporate aircraft costs of $3.5 million and a decrease in amortization and depreciation expense of $3.0 million, largely resulting from intangibles fully amortized at the end of 2003.

Other Income (Expense)
      Interest expense was $2.6 million and $11.6 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in interest expense reflects the retirement of the 9% Senior Notes and a $6.8 million lower expense for mark-to-market adjustments on the related interest rate swaps. Interest expense was $18.7 million and $18.3 million for the nine months ended September 30, 2004 and 2003, respectively. This increase reflects a $5.7 million increase in expense for mark-to-market adjustments on the related interest rate swaps largely offset by the effect of the repayment of the 9% Senior Notes in the third quarter of 2004.
      Interest and dividend income for the three months ended September 30, 2004 was $5.9 million compared with $2.0 million for the same period in 2003 and $13.8 million compared with $10.0 million for the nine months ended September 30, 2004 and 2003, respectively. These increases are due to cash invested from the sale of the Telegraph Group which increased interest income by approximately $2.0 million in the three and nine months ended September 30, 2004 and an improvement in the mark-to-market value of CanWest debentures compared to 2003 of $1.4 million and $1.5 million in the three and nine months ended September 30, 2004, respectively.
      Other income (expense), net, in the third quarter of 2004 worsened by $27.7 million to an expense of $24.3 million from income of $3.4 million in the same period in 2003, primarily due to costs associated with retirement of the Company’s 9% Senior Notes of $60.4 million, partially offset by an increase in foreign currency gains, largely related to the Participation Trust, of $33.2 million. For the nine months ended September 30, 2004, other income (expense) worsened by $87.2 million to an expense of $37.9 million in 2004 from income of $49.3 million in 2003. This change was primarily due to an increase in the cost of debt retirement of $22.2 million related to the 9% Senior Notes in 2004 as compared to the 9.25% Senior

Subordinated Notes retired in 2003, and a decrease in foreign currency gains, largely related to the Participation Trust, of $65.4 million.
      Income taxes were a benefit of $8.4 million and an expense of $2.2 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the income tax benefit was $5.6 million compared to expense of $30.0 million for the nine months ended September 30, 2003. The Company’s income tax expense (benefit) varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $9.5 million and $10.5 million in the three months ended September 30, 2004 and 2003, respectively, and $29.5 million and $16.7 million for the nine months ended September 30, 2004 and 2003, respectively. See Note 3(a) to the Company’s condensed consolidated financial statements.
      Minority interest in the third quarter of 2004 totaled $1.6 million compared to $1.1 million in 2003 and $2.7 million compared to $4.6 million for the nine months ended September 30, 2004 and 2003, respectively. Minority interest primarily represents the minority share of net earnings of Hollinger L.P. The increase for the three months ended September 30, 2004 is due primarily to the improved operating results of Hollinger L.P. and to a smaller degree, as a result of foreign exchange gains due to the strengthening of the Canadian dollar. The decrease for the nine months ended September 30, 2004 is due to the lower operating results of Hollinger L.P., partially offset by foreign exchange gains due to the strengthening of the Canadian dollar.

Discontinued Operations
      The Company completed the sale of the Telegraph Group on July 30, 2004. See Note 7 to the condensed consolidated financial statements and “Sale of the Telegraph Group” under the heading RECENT BUSINESS DEVELOPMENTS.

SEGMENT RESULTS
      The Company divides its business into four principal segments: the Chicago Group, the Community Group, the Canadian Newspaper Group, and the Investment and Corporate Group.
      Following is a discussion of the results of operations of the Company by operating segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Chicago Group	$116,009	$111,994	$345,755	$333,993
Community Group	2,569	2,490	7,669	7,821
Canadian Newspaper Group	21,634	18,639	63,881	58,108
Investment and Corporate Group	—	—	—	—

Total operating revenues	$140,212	$133,123	$417,305	$399,922

Operating income (loss):
Chicago Group	$12,125	$9,189	$37,119	$34,572
Community Group	(1,509)	(1,257)	(3,820)	(4,313)
Canadian Newspaper Group	788	(1,634)	432	(3,127)
Investment and Corporate Group	(28,519)	(9,517)	(82,783)	(23,183)

Total operating income (loss)	$(17,115)	$(3,219)	$(49,052)	$3,949

Operating revenues:
Chicago Group	82.8%	84.1%	82.9%	83.5%
Community Group	1.8%	1.9%	1.8%	2.0%
Canadian Newspaper Group	15.4%	14.0%	15.3%	14.5%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

Operating income (loss) margin:
Chicago Group	10.5%	8.2%	10.7%	10.4%
Community Group	(58.7)%	(50.5)%	(49.8)%	(55.1)%
Canadian Newspaper Group	3.6%	(8.8)%	0.7%	(5.4)%
Investment and Corporate Group	N/A	N/A	N/A	N/A

Total operating loss margin	(12.2)%	(2.4)%	(11.8)%	1.0%

Chicago Group
      The following table sets forth, for the Chicago Group, for the periods indicated, certain results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$90,488	$87,434	$269,929	$259,662
Circulation	22,605	21,472	66,996	65,287
Job printing and other	2,916	3,088	8,830	9,044

Total operating revenues	116,009	111,994	345,755	333,993

Operating costs and expenses:
Newsprint	16,644	17,765	51,052	47,357
Compensation	42,783	42,356	129,626	127,671
Other operating costs	36,781	34,284	105,350	100,369
Depreciation	4,568	4,723	13,812	13,590
Amortization	3,108	3,677	8,796	10,434

Total operating costs and expenses	103,884	102,805	308,636	299,421

Operating income	$12,125	$9,189	$37,119	$34,572

      Operating revenues for the Chicago Group were $116.0 million and $112.0 million for the three month periods ended September 30, 2004 and 2003, respectively, which is an increase of $4.0 million. For the nine months ended September 30, 2004, operating revenues increased $11.8 million to $345.8 million from $334.0 million for the same period in 2003.
      Advertising revenue was $90.5 million in the third quarter of 2004 and $269.9 million for the nine months ended September 30, 2004, compared with $87.4 million and $259.7 million for the comparable periods in 2003. The $3.1 million increase in advertising revenue for the three months ended September 30, 2004 primarily reflects increases in national advertising of $1.9 million and in retail advertising revenue of $1.2 million. For the nine month period ended September 30, 2004, the $10.2 million increase in advertising revenue primarily reflects increases of $5.7 million in retail advertising and $4.6 million in national advertising revenue.
      Circulation revenue was $22.6 million and $67.0 million for the three month and nine month periods ended September 30, 2004, compared with $21.5 million and $65.3 million for the same periods in 2003, which is an increase of $1.1 million for the quarter and $1.7 million for the nine month period. The increase in circulation revenue for the quarter and year to date is attributable to the single copy price increase at the Chicago Sun-Times which took effect in April 2004 as the increase in price more than offset the decline in volume attributable to the price increases. The volume declines related to the circulation overstatement had no impact on circulation revenue. The newsstand price was increased $0.15 from $0.35 to $0.50. Job printing and other revenue was generally comparable between periods amounting to $2.9 million in the third quarter of 2004 compared with $3.1 million in 2003 and $8.8 million for the nine months ended September 30, 2004 compared with $9.0 million for the comparable period in 2003.
      Total operating costs and expenses for the third quarter were $103.9 million in 2004 compared with $102.8 million in 2003, an increase of $1.1 million, and $308.6 million and $299.4 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $9.2 million.
      Newsprint expense in the third quarter of 2004 was $16.6 million compared with $17.8 million in the third quarter of 2003, a decrease of $1.2 million. For the nine months ended September 30, 2004 and 2003, newsprint expense was $51.1 million and $47.4 million, respectively. Total newsprint consumption for the three month and nine month periods decreased approximately 14% and 7%, respectively, with the average cost per tonne of newsprint approximately 9% higher in the quarter and 11% higher for the nine months ended

September 30, 2004. Declines in consumption reflect the cessation of practices relating to the overstatement of circulation and consequent reduction to printing of excessive copies of certain publications, principally the Chicago Sun-Times, as well as volume declines primarily resulting from the single copy price increase.
      Compensation costs in 2004 in the third quarter were $42.8 million compared with $42.4 million in the third quarter of 2003, an increase of $0.4 million. For the nine months ended September 30, 2004, compensation costs increased $1.9 million to $129.6 million from $127.7 million from the same period in 2003.
      Other operating costs were $36.8 million and $105.4 million for the three and nine months ended September 30, 2004, compared with $34.3 million and $100.4 million for the same periods in 2003, an increase of $2.5 million and $5.0 million, respectively. The increase in other operating costs for the quarter were largely due to severance of $0.7 million, relocation costs to the new Chicago Sun-Times facility of $0.2 million, $1.8 million in increased marketing and promotional spending to position the Chicago Sun-Times newspaper and continue to support the single copy price increase, and an increase of $1.0 million in insurance costs, primarily director and officer insurance. These increases were offset by the reduction in RMI management fees and aircraft costs of $2.0 million and a decrease in bad debt expense of $0.9 million. For the nine month period ended September 30, 2004, the increase is reflective of circulation overstatement accruals of $2.9 million, severance expense of $1.4 million, relocation expenses of $0.2 million, $3.8 million in increased marketing and promotional spending to position the Chicago Sun-Times newspaper and continue to support the single copy price increase, and an increase of $1.3 million in insurance costs, primarily director and officer insurance. These increases were somewhat offset by the reduction in RMI management fees and aircraft costs of $5.9 million and a decrease in bad debt expense of $2.1 million.
      Depreciation and amortization expense in the third quarter of 2004 was $7.7 million compared with $8.4 million in 2003 and for the nine months ended September 30, 2004 was $22.6 million compared to $24.0 million for the same period in 2003. The decrease in amortization expense reflects certain non-compete intangible assets that were fully amortized at the end of 2003.
      Operating income in the third quarter of 2004 totaled $12.1 million compared with $9.2 million in 2003, an increase of $2.9 million and was $37.1 million compared with $34.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increases reflect the previously noted higher revenues combined with the lower depreciation and amortization expenses partially offset by the increases in newsprint expense and other operating costs.

Community Group
      The following table sets forth, for the Community Group, for the periods indicated, certain results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$775	$766	$2,430	$2,568
Circulation	1,569	1,541	4,682	4,477
Job printing and other	225	183	557	776

Total operating revenues	2,569	2,490	7,669	7,821

Operating costs and expenses:
Newsprint	177	294	592	768
Compensation	1,614	1,543	4,821	4,761
Other operating costs	2,014	1,535	5,082	5,628
Depreciation	273	375	994	977

Total operating costs and expenses	4,078	3,747	11,489	12,134

Operating loss	$(1,509)	$(1,257)	$(3,820)	$(4,313)

      Operating revenues and operating loss for the Community Group were $2.6 million and $1.5 million in the third quarter of 2004, respectively, compared with operating revenues of $2.5 million and an operating loss of $1.3 million in 2003. The slight improvements in revenue and newsprint were more than offset by a $0.6 million increase in legal and professional fees. Operating revenue and operating loss were $7.7 million and $3.8 million compared with $7.8 million and a loss of $4.3 million for the nine months ended September 30, 2004 and 2003, respectively. The decline in revenue was offset by an improvement in newsprint pricing and usage with the remaining improvement in operating losses largely due to a $0.3 million decrease in management fees.
      See Note 21(b) to the condensed consolidated financial statements regarding the sale of The Jerusalem Post and related publications on December 15, 2004.

Canadian Newspaper Group
      The following table sets forth, for the Canadian Newspaper Group, for the periods indicated, certain results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$15,654	$13,856	$47,032	$42,787
Circulation	3,488	2,435	9,086	8,087
Job printing and other	2,492	2,348	7,763	7,234

Total operating revenues	21,634	18,639	63,881	58,108

Operating costs and expenses:
Newsprint	1,886	1,696	5,542	5,394
Compensation	11,134	10,454	32,160	31,633
Other operating costs	7,319	7,699	24,308	23,083
Depreciation and amortization	507	424	1,439	1,125

Total operating costs and expenses	20,846	20,273	63,449	61,235

Operating income (loss)	$788	$(1,634)	$432	$(3,127)

      Operating revenues in the Canadian Newspaper Group in the third quarter of 2004 were $21.6 million compared with $18.6 million in 2003 and for the nine months ended September 30, 2004 were $63.9 million compared with $58.1 million in 2003. The increase of $3.0 million for the third quarter and $5.8 million for the nine month period primarily reflects increased advertising revenue of $1.8 million and $1.1 million of increased circulation revenue in the third quarter of 2004 and a $4.2 million increase in advertising revenue and a $1.0 million increase in circulation revenue for the nine month period ended September 30, 2004. The strengthening of the Canadian dollar accounted for approximately $1.1 million and $4.2 million of the increase in operating revenues for the three and nine month periods ended September 30, 2004, respectively.
      The operating income of the Canadian Newspaper Group was $0.8 million in the third quarter of 2004 compared with an operating loss of $1.6 million in 2003 and for the nine months ended September 30, 2004 operating income was $0.4 million compared to an operating loss of $3.1 million in 2003. Third quarter 2004 operating costs have increased $0.6 million, compared to third quarter 2003, primarily because of higher compensation costs caused by merit increases as well as the strengthening of the Canadian dollar partially offset by a decrease in RMI management fees of $0.7 million. For the nine months ended September 30, 2004, operating costs increased $2.2 million compared to 2003, primarily because of higher other operating costs and higher compensation costs. Other operating costs for the nine month period have increased primarily because of higher legal and consulting fees as well as the fluctuation in the Canadian exchange rate partially offset by a decrease in RMI management fees of $1.9 million. The results for the Canadian Newspaper Group include pension and post-retirement obligation expense of $0.9 million and $2.7 million for the three and nine months ended September 30, 2004, respectively, a decrease of $0.8 million and $2.2 million compared with the three and nine month periods ended September 30, 2003 of $1.7 million and $4.9 million, respectively. These obligations relate to liabilities to retired employees not assumed by the purchasers of the related businesses.

Investment and Corporate Group
      The following table sets forth, for the Investment and Corporate Group, for the periods indicated, certain results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Operating revenues:
Advertising	$—	$—	$—	$—
Circulation	—	—	—	—
Job printing and other	—	—	—	—

Total operating revenues	—	—	—	—

Operating costs and expenses:
Compensation	1,830	1,043	14,853	2,902
Other operating costs	26,463	7,697	67,531	18,016
Depreciation	226	777	399	2,265

Total operating costs and expenses	28,519	9,517	82,783	23,183

Operating loss	$(28,519)	$(9,517)	$(82,783)	$(23,183)

      Operating costs and expenses of the Corporate Group were $28.5 million in third quarter of 2004 compared with $9.5 million in 2003, an increase of $19.0 million. For the nine months ended September 30, 2004, the operating costs increased $59.6 million to $82.8 million in 2004 from $23.2 million in 2003. The increase in operating costs in the quarter is largely a result of an increase of $9.9 million related to the Special Committee investigation, the insurance premium of $5.4 million to cover prior periods, increases in other legal and professional fees of $4.3 million and increases in corporate staffing costs of $0.8 million, somewhat offset by a reduction in RMI management fees of $1.7 million and aircraft costs of $1.1 million. The increase in operating costs for the nine month period ended September 30, 2004 is largely a result of an increase of $41.2 million related to the Special Committee investigation, an increase in stock-based compensation charges of $10.0 million, the previously mentioned insurance premium of $5.4 million, increases in other legal and professional fees of $6.0 million and increases in corporate staffing costs of $1.9 million, somewhat offset by a reduction in RMI management fees of $4.7 million and aircraft costs of $3.0 million.
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
      The following table outlines the Company’s cash and debt positions as of the dates indicated. The December 31, 2003 amounts have been revised to reflect the Telegraph Group and associated debt as discontinued operations and such debt is excluded from the table.

	September 30,	December 31,
	2004	2003

	(In thousands)
Cash and cash equivalents	$743,377	$86,511

8.625% Senior Notes due 2005	$5,082	$5,082
9% Senior Notes due 2010	6,000	300,000
Other non-interest bearing non-competition agreements	404	750
Other	2,910	4,367

Total long-term debt	$14,396	$310,199

      Certain recent actions and activities underway or under consideration have reduced or could reduce the Company’s cash position as compared to the cash position as of September 30, 2004. The Company is attempting to purchase the remaining $6.0 million in principal amount of the 9% Senior Notes. On November 30, 2004, the Company paid the National Post Company Cdn.$26.5 million (including interest and costs) in full satisfaction of a judgment obtained against the Company. On December 16, 2004, the Board of Directors declared a special dividend of $2.50 per share in an aggregate amount of approximately $226.7 million paid on January 18, 2005. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on March 1, 2005 in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company has sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, the outstanding grants under the Company’s stock incentive plans have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. In May 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its shareholders largely from the proceeds of the CanWest Exchange Offer. See Note 15 to the condensed consolidated financial statements. Approximately 13% (or $12.0 million) of this dividend will be paid to the minority shareholders.
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

      There may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2004	2003

	(In thousands)
Classified as current liabilities	$668,639	$437,057
Classified as non-current liabilities	307,847	298,673

	$976,486	$735,730

      The increase in current tax liabilities at September 30, 2004 as compared to December 31, 2003 primarily reflects taxes on the gain related to the sale of the Telegraph Group ($196.0 million as current and $25.0 million as deferred). Internal Revenue Code Section 965 (“Section 965”), enacted as part of the American Jobs Creation Act of 2004 in October 2004, allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate. Section 965 provides that U.S. companies may elect, for one tax year, an 85% dividends received deduction for eligible dividends from their foreign subsidiaries. Repatriated funds must be invested by the company in the United States pursuant to a domestic reinvestment plan approved by company management before the funds are repatriated.
      Pursuant to this legislation, in November 2004, the Company’s management approved a domestic reinvestment plan and received a dividend from its U.K. subsidiary of $100.0 million. Accordingly, the Company estimates that it will derive a benefit of approximately $24.0 million in its 2004 tax year as a result of this legislation. In March 2005, the Company paid approximately $180.0 million in estimated U.S. Federal income taxes largely representing the current liability recorded related to the sale of the Telegraph Group less the Section 965 benefit.
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

Cash Flows and Working Capital
      Working capital consists of current assets less current liabilities. At September 30, 2004, working capital, excluding debt obligations and restricted cash and escrow deposits, was $44.1 million compared to a deficiency, excluding discontinued operations, of $346.6 million at December 31, 2003. The $390.7 million increase is primarily due to proceeds received from the sale of the Telegraph Group, less amounts used to repay indebtedness and the increase in income taxes payable largely resulting from the taxable gain on the sale of the Telegraph Group.
      Cash flows provided by continuing operating activities were $3.9 million in the nine months ended September 30, 2004, compared with $16.9 million used in continuing operating activities in 2003. The decline in earnings from continuing operations was somewhat offset by the increase resulting from changes in working capital net while net non-cash items and non-operating items contributed to the remaining improvement in cash provided by operating activities in 2004 as compared to 2003.
      Cash flows provided by continuing investing activities were $1,174.3 million in 2004 compared with $8.4 million in 2003. The improvement largely reflects proceeds from the sale of the Telegraph Group.
      Cash flows used in continuing financing activities were $300.6 million in 2004 and $81.4 million in 2003. Cash flows used in continuing financing activities largely reflect the repayments of long-term debt, offset somewhat in 2004 by cash provided through proceeds from the issuance of stock (from the exercise of stock options) of $36.9 million and the cash received from former officers due to settlements as reflected in the change in amounts due to/from related parties.

Debt
      Long-term debt, including the current portion, was $14.4 million at September 30, 2004 compared with $310.2 million at December 31, 2003. During the first nine months of 2004, the Company repaid approximately $294.0 million of the 9% Senior Notes and reduced other debt by $1.8 million.
      As discussed earlier, the Company completed its sale of the Telegraph Group on July 30, 2004 and received proceeds of approximately $1,323.9 million. The Company used approximately $213.4 million to fully repay and cancel the Senior Credit Facility reflected in “Liabilities of operations to be disposed of” in the accompanying Condensed Consolidated Balance Sheet at December 31, 2003.
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

Derivatives
      The Company has historically used swap agreements to address currency and interest rate risks associated with its significant credit and debt agreements including the 9% Senior Notes. The Company marked-to-market the value of the swaps on a quarterly basis, with the gains or losses on currency swaps recorded as a component of “Other income (expense), net” and gains and losses on interest rate swaps recorded as a component of “Interest expense” in the Condensed Consolidated Statements of Operations. The fair value of these contracts and swaps was included in the Condensed Consolidated Balance Sheets in “Other liabilities”.
      As discussed under “Debt” above, the Company terminated the swap agreements related to the 9% Senior Notes when these debts were repaid, or substantially retired, using the proceeds from the sale of the Telegraph Group. The Company paid $10.5 million related to the interest rate swaps on the 9% Senior Notes.

Commercial Commitments and Contractual Obligations
      In connection with the Company’s insurance program, letters of credits are required to support certain projected workers’ compensation obligations. At September 30, 2004, letters of credit in the amount of $5.0 million were outstanding.

      Set out below is a summary of the amounts due and committed under contractual cash obligations at September 30, 2004:

		Due in 1 Year	Due Between 1	Due Between 4	Due Over
	Total	or Less	and 3 Years	and 5 Years	5 Years

	(In thousands)
Senior and Senior Subordinated Notes(1)	$5,082	$5,082	$—	$—	$—
9% Senior Notes(2)	6,000	6,000	—	—	—
Non-competition agreements	404	176	228	—	—
Other long-term debt	2,910	1,010	1,850	50	—

Total contractual cash obligations	$14,396	$12,268	$2,078	$50	$—

(1)	The notes that remain outstanding matured and were retired in March 2005.

(2)	The Company intends to purchase the remaining outstanding 9% Senior Notes as they become available on the open market. Accordingly, the 9% Senior Notes have been reflected as a “Current Liability” on the accompanying Condensed Consolidated Balance Sheet.
      In addition to amounts committed under contractual cash obligations, the Company has also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of assets. For more information on the Company’s contingent obligations, see Notes 14, 18 and 21 to the Company’s condensed consolidated financial statements herein.
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
      Newsprint On a consolidated basis newsprint expense of continuing operations amounted to $57.2 million in the first nine months of 2004 and $53.5 million during the same period in 2003. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint increase of $35.00 per tonne during the second quarter and another $25.00 per tonne in the fourth quarter of 2003, the effects of which were limited to the Chicago Group and Canadian Group operations. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the nine months ended September 30, 2004, a change in the price of newsprint of $50 per tonne (from an average price per tonne of approximately $540 in 2004 versus approximately $480 in 2003) would have increased or decreased the loss from continuing operations for the nine months ended September 30, 2004 by approximately $3.2 million.
      Inflation During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.
      Interest Rates At September 30, 2004, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.
      Foreign Exchange Rates A portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the nine months ended September 30, 2004, a $0.05 change in the Canadian dollar would have the following effect on the Company’s reported net earnings for the nine months ended September 30, 2004:

	Actual Average
	2004 Rate	Increase/Decrease

		(In thousands)
Canada	$0.75/Cdn.$	$38,917	(1)

(1)	Included in the increase/decrease noted is $40.1 million in respect of the Company’s sale of Participations as noted below.
      In 2001, the Company sold Participations in Cdn.$756.8 million principal amount of CanWest debentures to the Participation Trust. In respect of these debentures, based on the original Canadian principal amount, the Company would eventually be required to deliver to the Participation Trust debentures with a principal amount equivalent to $490.5 million, which equates to a fixed rate of exchange of 0.6482 U.S. dollars to each Canadian dollar, as well as additional debentures in respect of the paid-in-kind interest at the same fixed rate of exchange. During the second quarter of 2003, CanWest redeemed a total of Cdn.$265.0 million principal amount of debentures and, of the total proceeds received, $159.8 million was paid to the Participation Trust. Upon receipt of the notice of redemption, the Company entered into a U.S. dollar forward purchase contract for the full amount of the Canadian dollar redemption proceeds to coincide with the date of receipt of the proceeds. At September 30, 2004, the obligation to the Participation Trust was $519.3 million, and the corresponding CanWest debentures had a principal amount receivable of Cdn.$801.2 million.
      As the requirement to deliver debentures was a U.S. dollar obligation and the notes are denominated in Canadian dollars, the Company was exposed to fluctuations in the related exchange rate. A $0.05 change in the rate of exchange of U.S. dollars into Canadian dollars applied to the Cdn.$801.2 million principal amount of CanWest debentures at September 30, 2004 would result in a $40.1 million loss or gain to the Company.
      On October 7, 2004, the Company entered into an agreement with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Trust. The CanWest Exchange Offer was completed on November 18, 2004. As a consequence, all exposure the Company previously had to foreign exchange fluctuations under the Participation Trust was eliminated at that date. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements.”

Item 4.	Controls and Procedures
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based on that evaluation, for the reasons and in respect of the matters noted below, management has concluded that the disclosure controls and procedures were ineffective as of September 30, 2004 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable. Subsequent to the Company’s conclusion as of December 31, 2003, as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003, that disclosure controls and procedures were ineffective, substantial improvement occurred with respect to disclosure controls and procedures, both prior to and during the quarter ended September 30, 2004. However, some improvements were still pending at September 30, 2004, or were only in place for part of the 2004 reporting period. Consequently, additional procedures continue to be undertaken and changes in disclosure controls and procedures effected in order that management is able to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing.
      On June 17, 2003, the Board of Directors established a Special Committee to investigate, among other things, certain allegations regarding various related party transactions, all as more fully disclosed under Note 14 to the condensed consolidated financial statements.
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
      The Company’s management believes that the material weaknesses in internal controls and ineffectiveness in the design and operation of the Company’s disclosure controls and procedures, identified on the basis of the Special Committee’s investigation and its Report thereon, were partially mitigated as of September 30, 2004.
      Prior to the quarter ended September 30, 2004, the Company became aware that circulation figures for the Chicago Sun-Times and certain other publications had been overstated for a number of years starting in 1997. Failures to detect the practices that led to the overstatements can largely be attributed to the material weaknesses noted above insofar as the Company’s environment inhibited the establishment and functioning of proper systems of internal control. The Audit Committee completed its review of this matter and presented its findings to the Board of Directors on October 5, 2004. The Audit Committee made several recommendations to strengthen controls over the reporting of circulation, all of which were or continue to be implemented by the Company.
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
      The parties to the settlement include current independent directors Richard R. Burt, Henry A. Kissinger, Shmuel Meitar, and James R. Thompson, and former independent directors Dwayne O. Andreas, Raymond G. Chambers, Marie-Josee Kravis, Robert S. Strauss, A. Alfred Taubman, George Weidenfeld and Leslie H. Wexner. The plaintiff had previously dismissed Special Committee members Graham W. Savage, Raymond G.H. Seitz, and Paris as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

By:	/s/ Gordon A. Paris

Gordon A. Paris
Chairman of the Board of Directors and
Chief Executive Officer
Date: May 20, 2005

By:	/s/ Peter K. Lane

Peter K. Lane
Vice President and Chief Financial Officer
Date: May 20, 2005