Form 10-K
period 2004-12-31
HOLLINGER INTERNATIONAL INC
filed 2005-11-03
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-14164
Hollinger International Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
712 Fifth Avenue, New York, New York (Address of Principal Executive Office)	10019 (Zip Code)
Registrant’s telephone number, including area code
(212) 586-5666
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Class A Common Stock par value $.01 per share	New York Stock Exchange
8 5/8% Senior Notes due 2005	New York Stock Exchange (matured on March 15, 2005)
9% Senior Notes due 2010	New York Stock Exchange (registration terminated on March 31, 2005)
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Class A Common Stock held by non-affiliates as of June 30, 2004, was approximately $1,086,014,423 determined using the closing price per share on that date of $16.79, as reported on the New York Stock Exchange. As of June 30, 2005, the aggregate market value of Class A Common Stock held by non-affiliates was approximately $749,557,128 determined using the closing price per share of $10.01, as reported on the New York Stock Exchange. As of each date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.
      The number of outstanding shares of each class of the registrant’s common stock as of September 30, 2005 was as follows: 75,687,055 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

EXPLANATORY NOTE
      As previously reported, the Company formed a special committee of independent directors (the “Special Committee”) on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the Securities and Exchange Commission (“SEC”) the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/ A filed with the SEC on December 15, 2004 (the “Report”).
      The Company previously made public its need to review the Special Committee’s final report before it could complete its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”) and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (collectively, the “2004 10-Qs”). The Company filed its 2003 10-K on January 18, 2005 and its 2004 10-Qs on May 19-20, 2005.
      The completion of the 2003 10-K and 2004 10-Qs required the diversion of a significant amount of resources from the completion of the Company’s consolidated financial statements for the 2004 fiscal year, as well as from the completion of the documentation, assessment and testing of the Company’s internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.
      In addition, management has determined that disclosure controls and procedures at the Company were ineffective as of December 31, 2004. Management has also identified material weaknesses in the Company’s internal control over financial reporting as of such date. As a result, the Company undertook substantial additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Management believes that the consolidated financial statements contained in this filing fairly present the Company’s financial condition, results of operations and cash flows for the periods presented. See “Item 9A — Controls and Procedures.”
      The Company expects to file within a reasonable time, quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005.

HOLLINGER INTERNATIONAL INC.
2004 FORM 10-K

FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K (“2004 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. (“RMI”) and certain related entities and related matters;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the SEC and other government agencies in the United States and Canada principally of matters identified in the Report;

•	the resolution of certain United States and foreign tax matters;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	the effects of changing costs or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in “Item 1 — Business — Risk Factors.”
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
      The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that any forward-looking statement made in this annual report on Form 10-K might not occur.

PART I

Item 1.	Business
Overview
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers in the United States and Canada under two operating segments: the Chicago Group and the Canadian Newspaper Group. The Chicago Group represented approximately 83.8% and the Canadian Newspaper Group represented approximately 16.2% of the Company’s revenues for the year ended December 31, 2004. The Chicago Group includes the Chicago Sun-Times, Post-Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company’s approximately 87% interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”).
      Unless the context requires otherwise, all references herein to the “Company” are to Hollinger International Inc., its predecessors and consolidated subsidiaries, “Publishing” refers to Hollinger International Publishing Inc., a wholly-owned subsidiary of the Company, and “Hollinger Inc.” refers to the Company’s immediate parent, Hollinger Inc., and its affiliates (other than the Company).

Chicago Group
      The Chicago Group consists of more than 100 newspapers in the greater Chicago metropolitan area. The Chicago Group’s primary newspaper is the Chicago Sun-Times which was founded in 1948 and is one of Chicago’s most widely read newspapers. The Chicago Sun-Times is published in a tabloid format and has the second highest daily readership and circulation of any newspaper in the 16-county Chicago metropolitan area, attracting approximately 1.6 million readers daily as reported in the 2004 Scarborough Report. The Chicago Group pursues a clustering strategy in the greater Chicago metropolitan market, covering all of Chicago’s major suburbs as well as its surrounding high growth counties. This strategy enables the Company to offer joint selling programs to advertisers, thereby expanding advertisers’ reach. For the year ended December 31, 2004, the Chicago Group had revenues of $464.4 million and operating income of $96.4 million. The revenue of the Chicago Group represents approximately 83.8% of the Company’s total revenue in 2004.

Canadian Newspaper Group
      The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) that has an 87% interest in Hollinger L.P. HCPH Co. and Hollinger L.P. own numerous daily and non-daily newspaper properties and Canadian trade magazines and tabloids for the transportation, construction, natural resources and manufacturing industries, among others. In addition, the Canadian Newspaper Group administers the retirement plans, and absorbs the costs related to post-retirement, post-employment benefit and pension plans of certain retired employees of HCPH Co. (successor of Southam Inc.). For the year ended December 31, 2004, the Canadian Newspaper Group had revenues of approximately $89.5 million and operating income of approximately $4.1 million.
General
      Hollinger International Inc. was incorporated in the State of Delaware on December 28, 1990 and its wholly owned subsidiary, Publishing, was incorporated in the State of Delaware on December 12, 1995. The Company’s principal executive offices are at 712 Fifth Avenue, New York, New York, 10019, telephone number (212) 586-5666.
Business Strategy
      Pursue Revenue Growth by Leveraging the Company’s Leading Market Position. The Company intends to continue to leverage its position in daily readership in the attractive Chicago market in order to drive revenue growth. Following the sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”), the Company’s primary asset is the Chicago Group, including its flagship property, the Chicago Sun-Times. The Company will seek to continue to build revenues by taking advantage of the extensive cluster of the combined Chicago Group publications which allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient one-stop vehicle to reach the entire Chicago market.
      Publish Relevant and Trusted High Quality Newspapers. The Company is committed to maintaining the high quality of the Company’s newspaper products and editorial integrity in order to ensure continued reader loyalty. The Chicago Sun-Times has been recognized for its editorial quality with several Pulitzer Prize-winning writers and awards for excellence from Illinois’ major press organizations. The Company will continue to explore ways in which it can institute best practices for the Company’s publications.
      Prudent Asset Management. In addition to pursuing revenue growth from existing publications, from time to time the Company may pursue acquisitions to expand the Chicago Group and selective newspaper acquisitions in the United States and divestitures of non-core assets. Many of the Company’s Internet and other non-core investments remain available for sale. The Company completed the sale of the Telegraph Group and the sale of The Jerusalem Post and related publications in 2004. Sufficient funds were realized from the sale of the Telegraph Group to enable the Company to repay substantially all of its outstanding long-term debt and to pay significant dividends.
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
Risks Relating to Control and Improper Conduct by Controlling Stockholder

The Company’s controlling stockholder may cause actions to be taken that are not supported by the Company’s Board of Directors or management, and which might not be in the best interests of the Company’s public stockholders.
      The Company is controlled by Hollinger Inc. Through its controlling interest, Hollinger Inc. is able to determine the outcome of all matters that require stockholder approval, including the election of directors, amendment of the Company’s charter, adoption or amendment of bylaws and approval of significant corporate transactions such as a sale of assets. Hollinger Inc. can also have a significant influence over decisions affecting the Company’s capital structure, including the incurrence of additional indebtedness and the declaration of dividends. On April 20, 2005, Ravelston filed for protection from its creditors under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). In conjunction with that filing, the Ontario Superior Court of Justice appointed a receiver of Ravelston’s assets. Prior to the appointment of the receiver, Hollinger Inc. and the Company were indirectly controlled by Lord Conrad M. Black of Crossharbour (“Black”), a former Director, Chairman and Chief Executive Officer (“CEO”) of the Company through his personal control of Ravelston.
      As more fully described in its Report, the Special Committee concluded that during the period from at least 1997 to at least 2003, Black, in breach of his fiduciary duties as a controlling stockholder and officer and director, used his control over the affairs of the Company to divert cash and assets from the Company and to conceal his actions from the Company’s public stockholders. The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004, alleges that certain of the acts and omissions of Black violated federal securities laws in several respects in the period from at least 1999 to at least 2003. In addition, the Delaware Chancery Court found that during the period from November 2003 to early 2004, Black breached his fiduciary and contractual duties “persistently and seriously” in connection with the Company’s exploration of alternative strategic transactions, and purported to adopt bylaws “disabling the Board of Directors from protecting the Company from his wrongful acts.”
      The Company’s current management, the Special Committee, the SEC and the Corporate Review Committee formed by the Company’s Board of Directors consisting of all directors at January 18, 2004, other than Black, Barbara Amiel Black (“Amiel Black”), a former director of the Company and wife of Black, and Daniel W. Colson (“Colson”), a director and former chief operating officer of the Company and former CEO of the Telegraph Group have undertaken several actions designed to prevent Black from repeating his past practices or otherwise interfering with the best interests of the Company’s public stockholders. On January 16, 2004, the Company consented to the entry of a partial judgment and order of permanent injunction (the “Court Order”) against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois (the “January 2004 SEC Action”). The Court Order, among other things, requires the Company to comply with its undertaking to allow the Special Committee to complete its work and provides for the appointment of Richard C. Breeden (“Breeden”) as a special monitor (“Special Monitor”) of the Company under certain circumstances. For example, Breeden would become Special Monitor upon the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their terms, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of election.
      Following the appointment by the Ontario Superior Court of Justice in April 2005 of RSM Richter Inc. (the “Receiver”) as receiver and monitor of all assets of Ravelston and certain affiliated entities (collectively such entities, the “Ravelston Entities”) that own, directly or indirectly, or exercise control or direction over, approximately 78.3% of Hollinger Inc.’s common stock and the subsequent amendment of the Company’s Shareholders Rights Plan (“SRP”) to designate the Receiver as an “exempt stockholder” (see “Item 13 — Certain Relationships and Related Transactions — Agreement with RSM Richter Inc.”), the Receiver took possession and control over those Hollinger Inc. shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of the Receiver’s control over those shares, and subject to the outcome of the proceedings under the CCAA in Canada, Black’s ability to exercise control over Hollinger Inc. and indirectly the Company has been effectively eliminated. See “Item 3 — Legal Proceedings — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities.”
      On July 19, 2005, Hollinger Inc. appointed four new directors to its Board of Directors and confirmed two existing directors pursuant to the terms of an order of the Ontario Superior Court of Justice dated July 15, 2005. At or around the same time, two former directors resigned from Hollinger Inc.’s Board of Directors. On July 22, 2005, the two existing directors previously confirmed by Hollinger Inc. in their position also resigned from the board. As a result of appointments during July and August 2005, the Board of Directors of Hollinger Inc. consists of six members.
      Although the various court orders and proceedings have been designed, or otherwise serve, to prevent Hollinger Inc. and Black from engaging again in similar practices, there can be no assurance that they will remain in place or will not be modified or vacated in the future. If any of these events were to occur, there is a risk that Ravelston and Hollinger Inc. will again use their control over the affairs of the Company to repeat past practices identified in the Report or otherwise take actions detrimental to the public stockholders of the Company.

The Company may face interference by its controlling stockholder that will prevent it from recovering on its claims.
      The Company, through the Special Committee, has commenced litigation against its controlling stockholder, Hollinger Inc., as well as against other former officers and current and former directors of the Company and certain entities affiliated with some of these parties. There is a material risk Hollinger Inc. could exercise its control in a manner intended to thwart or obstruct the efforts of the Company and the Special Committee in pursuing these claims and that the Company may not fully recover on its claims. Even without such interference, there can be no assurance that the Company will prevail on its claims and damages allegations, or that it will be able to collect money from any judgment it may obtain against Hollinger Inc. and its co-defendants.

The results of ongoing SEC investigations may have a material adverse effect on the Company’s business and results of operations.
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
      The Court Order, to which the Company consented, provides for a Special Monitor under certain circumstances, including the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their term, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the then incumbent directors. Although nothing in the Court Order prevents the Company’s controlling stockholder from changing the composition of the Board of Directors, the Court Order may make it less likely that there will be any changes in the composition of the Board of Directors while the Court Order remains in effect. There is a risk, however, that the Company’s controlling stockholder will, by written stockholder consent, make such changes even while the Court Order remains in effect. Under the terms of the Court Order, if the controlling stockholder takes such an action, the Special Monitor would be appointed. There may be further litigation concerning the Special Monitor. The Special Monitor’s mandate will be to protect the interests of the public stockholders of the Company to the extent permitted by law, to prevent the dissipation of assets of the Company, to investigate possible illegal or improper conduct by the Company or any of its current or former officers, directors, employees and agents, to recover property of the Company and to assert claims on behalf of the Company based upon his investigation, and he will be authorized to take any steps he deems necessary to fulfill his mandate. The Company will be required to fully cooperate with the Special Monitor, to provide access to corporate records and to pay reasonable compensa-

tion to the Special Monitor and any experts the Special Monitor retains to assist the Special Monitor in performing his duties.

Pending litigation could have a material adverse effect on the Company.
      The Company is currently involved, either as plaintiff or as defendant, in several lawsuits, including: a derivative action brought by Cardinal Value Equity Partners, L.P. against certain of the Company’s former executive officers and certain of its current and former directors, entities affiliated with them and the Company as “nominal” defendant; purported class actions brought by stockholders against it, certain former executive officers and certain of its current and former directors, Hollinger Inc., Ravelston, other affiliated entities, Torys LLP, the Company’s former legal counsel, and the Company’s independent registered public accounting firm, KPMG LLP; and, several suits and counterclaims brought by Black and/or Hollinger Inc. Tweedy, Browne & Company, LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, has also initiated a suit against the Company for attorneys’ fees. In addition, Black has commenced libel actions against certain of the Company’s current directors, officers and advisors to whom the Company has indemnification obligations. See “Item 3 — Legal Proceedings” for a more detailed description of these proceedings. Several of these actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome. The Company cannot provide assurance that the legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors in these matters and the ultimate outcome of these actions will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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
Risks Relating to the Company’s Business and the Industry

The Company’s revenues are cyclical and dependent upon general economic conditions in the Company’s target markets.
      Advertising and circulation are the Company’s two primary sources of revenue. The Company’s advertising revenues and, to a lesser extent, circulation revenues are cyclical and dependent upon general economic conditions in the Company’s target markets. Historically, increases in advertising revenues have corresponded with economic recoveries while decreases have corresponded with general economic downturns and regional and local economic recessions. Advertising revenue for the Chicago Group in 2004 was up by $10.3 million or 2.9% over the prior year. However, the Company’s dependency on advertising sales, which generally have a short lead-time, means that the Company has only a limited ability to accurately predict future results.

The Company is a holding company and relies on the Company’s subsidiaries to meet its financial obligations.
      The Company is a holding company and its assets consist primarily of investments in subsidiaries and affiliated companies. The Company relies on distributions from subsidiaries to meet its financial obligations. The Company’s ability to meet its future financial obligations may be dependent upon the availability of cash flows from its subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock may be limited as a result of being dependent upon the distribution of earnings of the Company’s subsidiaries and affiliated companies. The

Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal domestic and foreign subsidiaries, are subject to statutory restrictions and may become subject to restrictions in future debt agreements that limit their ability to pay dividends.

The Company has substantial potential tax liabilities.
      The Company’s Consolidated Balance Sheet as of December 31, 2004 includes $867.5 million of accruals intended to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of these accruals relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations in prior years. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties. The Company will continue to record accruals for interest that it may be required to pay with respect to its contingent tax liabilities.
      Although the Company believes that it has defensible positions with respect to significant portions of these tax liabilities, there is a risk that the Company may be required to make payment of the full amount of such tax liabilities. Although these accruals for contingent tax liabilities are reflected in the Company’s Consolidated Balance Sheet, if the Company were required to make payment of the full amount, this could result in significant cash payment obligations. The actual payment of such cash amount could have a material adverse effect on the Company’s liquidity and on the Company’s ability to borrow funds.

The Company has substantial accruals for tax contingencies in a foreign jurisdiction: if payments are required, a portion may be paid with funds denominated in U.S. dollars.
      The Company’s Consolidated Balance Sheet at December 31, 2004 includes $518.3 million of accruals for tax contingencies in a foreign jurisdiction. The accruals are denominated in a foreign currency and translated into U.S. dollars at the period-end currency exchange rate effective as of each balance sheet date. If the Company were required to make payments with respect to such tax contingencies, it may be necessary for the Company to transfer U.S. dollar-denominated funds to its foreign subsidiaries to fund such payments. The amount of U.S. dollar-denominated funds that may need to be transferred also will depend upon the ultimate amount that is payable to the foreign jurisdiction and the currency exchange rate between the U.S. dollar and the foreign currency at the time or times such funds might be transferred. The Company cannot predict future currency exchange rates. Changes in the exchange rate could have a material effect on the Company’s financial position, results of operations and cash flows particularly as it relates to the extent and timing of any transfers of funds.

Newsprint represents the Company’s single largest raw material expense and changes in the price of newsprint could affect net income.
      Newsprint represents the Company’s single largest raw material expense and is the most significant operating cost other than employee costs. In 2004, newsprint costs represented approximately 13.6% of revenues. Newsprint costs vary widely from time to time. If newsprint prices increase in the future and the Company is unable to pass these costs on to customers, such increases may have a material adverse effect on the Company’s results of operations. Although the Company has, in the past, implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width where practical and managing waste through technology enhancements, newsprint price increases have in the past had a material adverse effect on the Company and may do so in the future.

Competition in the newspaper industry originates from many sources. The advent of new technologies and industry practices, such as the provision of newspaper content on free Internet sites, may decrease sales or force the Company to make other changes that harm operating performance.
      Revenues in the newspaper industry are dependent primarily upon advertising revenues and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail and other communications and advertising media that operate in the Company’s markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company’s competitors are larger and have greater financial resources than the Company has. The Company may experience price competition from newspapers and other media sources in the future. In addition, newspapers competing in certain markets have added new, free publications that target similar demographics to those that are particularly strong for some of the Company’s newspapers. Lastly, the use of alternative means of delivery, such as free Internet sites, for news and other content, has increased significantly in the past few years. Should significant numbers of customers choose to receive content using these alternative delivery sources rather than the Company’s newspapers, the Company may be forced to decrease the prices charged for the Company’s newspapers or make other changes in the way the Company operates, or the Company may face a long-term decline in circulation, any or all of which may harm the Company’s results of operations and financial condition.

The Company’s publications have experienced declines in circulation in the past and may do so in the future.
      The Chicago Sun-Times has experienced declines in circulation. Any significant declines in circulation the Company may experience at its publications could have a material adverse impact on the Company’s business and results of operations, particularly on advertising revenue. Significant declines in circulation could result in an impairment of the value of the Company’s intangible assets, which could have a material adverse effect on the Company’s results of operations and financial position.

The Company may experience labor disputes, which could slow down or halt production or distribution of the Company’s newspapers or other publications.
      Approximately 36% of the Chicago Group employees are represented by labor unions. Those employees are mostly covered by collective bargaining or similar agreements which are regularly renewable. A work stoppage or strike may occur prior to the expiration of the current labor agreements or during negotiations of new labor agreements or extensions of existing labor agreements. Work stoppages or other labor-related developments could slow down or halt production or distribution of the newspapers, which would adversely affect results of operations.

A substantial portion of the Company’s operations are concentrated in one geographic area.
      The geographic diversification the Company previously experienced has been substantially curtailed. With the sale of the Telegraph Group in July 2004, and The Jerusalem Post in December 2004, approximately 83.8% of the Company’s revenue for the year ended December 31, 2004, and a major portion of the Company’s business activities are concentrated in the greater Chicago metropolitan area. As a result, the Company’s revenues are heavily dependent on economic and competitive factors affecting the greater Chicago metropolitan area.

The Company’s internal control over financial reporting is not effective as of December 31, 2004 and weaknesses in the Company’s internal controls and procedures could have a material effect on the Company.
      The Company’s management concluded that material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2004. See “Item 9A — Controls and Procedures.” The Company’s independent registered public accounting firm was unable to render an opinion on management’s assessment of internal control over financial reporting or the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
      The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004 naming Black, F. David Radler (“Radler”) and Hollinger Inc. as defendants, alleges that Black, Radler and Hollinger Inc. were liable for the Company’s failure to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions were recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc., directly and indirectly, falsified or caused to be falsified books, records, and accounts of the Company in order to conceal their self-dealing from the Company’s public stockholders.
      Current management has taken steps to correct internal control deficiencies and weaknesses during and subsequent to 2004, and believes that the Company’s internal controls and procedures have strengthened. However, it is possible that the Company has not yet discovered all deficiencies or weaknesses that may be material to the Company’s business, results of operations or financial position and may not be able to remediate all material weaknesses by December 31, 2005.

The Company has postponed the filing of its most recent quarterly reports, and material information concerning its current operating results and financial condition is therefore unavailable.
      The Company has postponed the filing of its periodic reports for the quarters ended March 31, 2005 and June 30, 2005. Although the Company intends to make these filings within a reasonable time, it cannot state with certainty when complete financial and operational information relating to its first two quarters of 2005 will become available. When these reports are filed they may reflect changes or trends that are material to the Company’s business.

Black’s renunciation of his Canadian citizenship could negatively affect the Canadian Operations.
      Under the Canadian Income Tax Act (the “ITA”), there are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned. The Canada Revenue Agency (“CRA”) may find that, as a consequence of Black’s renunciation of his Canadian citizenship in June 2001, certain of the Company’s Canadian newspapers are no longer considered to be Canadian-owned for purposes of the ITA. Although the Company believes that it has a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the CRA. Should any challenge be successful, advertisers might seek compensation from the Company for any advertising costs disallowed or otherwise seek a reduction of advertising rates for certain Canadian newspaper publications.
      On October 27, 2005, a claim was filed in the Court of Queens Bench of Alberta by the operator of a weekly magazine in Edmonton, Alberta, Canada against the Company, certain of its subsidiaries, the Minister of National Revenue for Canada, and others. The plaintiff alleges that one of the Company’s magazines made certain misrepresentations to customers regarding the magazine’s ownership, resulting in damage to the plaintiff. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
      Additionally, one or more of the Company’s Canadian subsidiaries has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled. The Canadian government could seek the return of approximately Cdn.$3.5 million as a result of Black’s renunciation of his Canadian citizenship.

Overstatement of circulation figures in the past may result in the loss of advertisers in the future.
      In June 2004, the Company announced that the Audit Committee of its Board of Directors (the “Audit Committee”) had initiated an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. Following the announcement, several lawsuits were filed against the Company, some of which are purported class actions composed of all persons who purchased advertising space in the Chicago Sun-Times during the period in which circulation figures were overstated.
      In October 2004, the Company announced the results of the internal review by the Audit Committee. The Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports published by the Audit Bureau of Circulations (“ABC”) commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of the restitution and settlement of related lawsuits filed against the Company, the Company recorded pre-tax charges of approximately $24.1 million in 2003 and approximately $2.9 million in 2004. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate as of December 31, 2004. See Note 23 to the Company’s consolidated financial statements.
      In addition, a significant portion of the Company’s revenue is derived from the sale of advertising space in the Chicago Sun-Times. Should certain advertisers decide not to advertise with the Chicago Sun-Times in the future, the Company’s business, results of operations and financial condition could be adversely affected.
Risks Related to Voting Control by a Single Stockholder

There could be a change of control of the Company through a change in control of Hollinger Inc. under circumstances not approved by the independent directors of the Company.
      Hollinger Inc. and Ravelston may be limited in their ability to sell their direct and indirect voting control in the Company to third parties because of the terms of the Company’s SRP and the Receiver is restricted in its ability to sell beneficial ownership of shares of Hollinger Inc. pursuant to the terms of the Receiver’s mandate and the CCAA proceedings in Canada involving the Ravelston Entities. The Receiver’s general restriction of sale is subject to a limited exception agreed to by the Company and the Receiver pursuant to which the Receiver may sell a limited amount of Hollinger Inc. shares to cover costs and expenses of the receivership. See “Item 13 — Certain Relationships and Related Transactions — Agreement with RSM Richter Inc.”
      If Hollinger Inc. and Ravelston were not restricted in their ability to sell their beneficial controlling interest in the Company, and they chose to make such a sale, such a sale could result in a change of control of the Company under circumstances not approved by the independent directors of the Company.
      In February 2004, the Company adopted a shareholder rights plan. This SRP is designed to prevent any third person from acquiring, directly or indirectly, without the approval of the Company’s Board of Directors (or Corporate Review Committee of the Board of Directors), a beneficial interest in the Company’s Class A Common Stock and Class B Common Stock that represents over 20% of the outstanding voting power of the Company. Through its ownership of all outstanding Class B Common Stock, Hollinger Inc. currently controls approximately 66.8% of the Company’s outstanding voting power, which ownership is excluded from triggering the provisions of the SRP. However, a transaction resulting in a change of control in Hollinger Inc., without the approval of the Company’s Board of Directors (or the Corporate Review Committee), would have the effect of triggering the SRP. The SRP has been amended to allow for the appointment of the Receiver in respect of the Ravelston Entities, but not for the sale by the Receiver of the Ravelston Entities’ controlling stake in Hollinger Inc. to a third party. On July 13, 2005, Hollinger Inc. filed a motion with the Ontario Superior Court of Justice in the CCAA proceedings in Canada respecting the Ravelston Entities for an order that certain secured amounts owing to Hollinger Inc. and one of its wholly-owned subsidiaries be satisfied in full with common shares of Hollinger Inc. held by the Ravelston Entities.

      On July 19, 2005, Hollinger Inc. appointed four new directors to its Board of Directors and confirmed two existing directors pursuant to the terms of an order of the Ontario Superior Court of Justice dated July 15, 2005. At or around the same time, two former directors resigned from Hollinger Inc.’s Board of Directors. On July 22, 2005, the two existing directors previously confirmed by Hollinger Inc. in their position also resigned from the board. As a result of appointments during July and August 2005, the Board of Directors of Hollinger Inc. consists of six members.
      The Company is unable to determine what impact, if any, a change of control may have on the Company’s corporate governance or operations.

The Company is a party to a Business Opportunities Agreement with Hollinger Inc., the terms of which limit the Company’s ability to pursue certain business opportunities in certain countries.
      An agreement between Hollinger Inc. and the Company sets forth the terms under which Hollinger Inc. and the Company will resolve conflicts over business opportunities (the “Business Opportunities Agreement”). The Company and Hollinger Inc. agreed to allocate to the Company opportunities relating to the start-up, acquisition, development and operation of newspaper businesses and related media businesses in the United States, Israel, the United Kingdom and other member states of the European Union, Australia and New Zealand and to Hollinger Inc. opportunities relating to the start-up, acquisition, development and operation of media businesses, other than related media businesses, globally and newspaper businesses and related media businesses in Canada. For purposes of the agreement, “newspaper business” means the business of publishing and distributing newspapers, magazines and other paid or free publications having national, local or targeted markets, “media business” means the business of broadcast of radio, television, cable and satellite programs, and “related media business” means any media business that is an affiliate of, or is owned or operated in conjunction with, a newspaper business. The terms of the Business Opportunities Agreement will be in effect for so long as Hollinger Inc. holds at least 50% of the Company’s voting power. See “Item 13 — Certain Relationships and Related Transactions — Business Opportunities Agreement.”
      The Business Opportunities Agreement may have the effect of preventing the Company from pursuing business opportunities that the Company’s management would have otherwise pursued.

If Hollinger Inc. sought protection from its creditors or became the subject of bankruptcy or insolvency proceedings there may be harm to, and there may be a change of control of, the Company.
      Hollinger Inc. has publicly stated that it owns, directly or indirectly 782,923 shares of the Company’s Class A Common Stock and 14,990,000 shares of the Company’s Class B Common Stock (which represent all of the issued and outstanding shares of Class B Common Stock). All of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class A Common Stock is being held in escrow with a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares and all of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011. Hollinger Inc. has reported that $78.0 million principal amount of the Senior Secured Notes and $15.0 million principal amount of the Second Priority Secured Notes are outstanding.
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

      In April 2005, the Ravelston Entities sought protection from their creditors in the CCAA proceedings and the Receiver was appointed by the Ontario Superior Court of Justice as receiver and monitor of all assets of the Ravelston Entities. On August 1, 2005, Hollinger Inc. commenced a change of control tender offer to purchase any and all of its outstanding Senior Secured Notes and Second Priority Secured Notes. On September 6, 2005, Hollinger Inc. announced that no notes were tendered pursuant to the change of control tender offer. The offer was prompted by the Receiver’s having taken control over the common shares of Hollinger Inc. held directly or indirectly by the Ravelston Entities, which may constitute a change of control under the indentures governing the notes.
      If Hollinger Inc. or any of its subsidiaries that own shares of Class A or Class B Common Stock of the Company were also to commence proceedings to restructure its indebtedness in a CCAA proceeding, or became the subject of an insolvency or liquidation proceeding under the Bankruptcy and Insolvency Act (Canada) or enforcement proceedings by the pledgee, the collectibility of amounts owed by Hollinger Inc. to the Company may be negatively impacted.
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
Description of Business
      The Company operates principally in the business of publishing, printing and distribution of newspapers and magazines and holds investments largely in companies that operate in the same business. The Company divides its business into two operating segments; the Chicago Group and the Canadian Newspaper Group. In addition, the Company’s operations include its Investment and Corporate Group, which performs various administrative and corporate functions. On July 30, 2004, the Company sold the Telegraph Group which carried out the operations of the U.K. Newspaper Group. On December 15, 2004, the Company completed the sale of The Palestine Post Limited, the publisher of The Jerusalem Post and related publications, which represented substantially all of the assets and operations of the Community Group. In this annual report, the results of operations and financial condition of The Telegraph Group and The Palestine Post Limited are reported as discontinued operations for all periods presented. Consequently, the following description of the Company’s business excludes the businesses of the U.K. Newspaper Group and the Community Group. See “Item 7 — Management’s Discussion and Analysis of Financial Condition — Overview” and “Significant Transactions in 2004.”

Chicago Group
      The Chicago Group consists of more than 100 newspapers in the greater Chicago metropolitan area including northwest Indiana. The Chicago Group’s newspaper properties include:

•	The Chicago Sun-Times;

•	Pioneer Newspapers (“Pioneer”), which currently publishes 63 weekly newspapers and one free distribution paper in Chicago’s northern and northwestern suburbs;

•	Midwest Suburban Publishing, which in addition to the Daily Southtown, publishes 22 biweekly newspapers, one daily newspaper and two free distribution papers primarily in Chicago’s southern and southwestern suburbs;

•	Fox Valley Publications, which publishes five daily newspapers (The Herald News, The Beacon News, The Courier News, The News Sun and The Naperville Sun), and 13 free distribution newspapers and seven free total market coverage (“TMC”) products in the fast growing counties surrounding Chicago and Cook County; and

•	Post-Tribune, located in northwest Indiana, which publishes the Post-Tribune, a weekly newspaper and one TMC product.
      On August 10, 2005, the Company announced a new divisional structure and related changes for the Chicago Group. The new structure is designed to support a customer-focused strategic plan for long-term growth. In connection with this plan, the Chicago Group has been renamed the Sun-Times News Group.
      The Sun-Times News Group’s strategic plan, which will be implemented through 2007, centers on capitalizing on the power of its locally focused publications in order to better serve its customers, maintaining and building the local identity of each title and continuously offering enhanced products and services for readers and advertisers.
      Components of the strategic plan include: grouping the media properties into three regional divisions; enhancing capabilities in areas including technology, circulation and strategic marketing; putting in place appropriate management to spearhead new initiatives; and strengthening and standardizing human resource practices across the Sun-Times News Group. In addition, the Company is in the process of evaluating its printing operations in order to improve productivity and product quality. This may include consolidating or outsourcing production from older, less efficient facilities.
      The Sun-Times News Group will be reorganized into the following divisions.
      METRO: This division includes the Chicago Sun-Times and its related Internet properties.

NORTH:	This division includes the titles of Pioneer as well as certain titles that were previously part of Fox Valley Publications.

SOUTH:	This division is comprised of a majority of Fox Valley Publications and Midwest Suburban Publishing. The Post-Tribune will become part of the South Division at a future date.
      Sources of Revenue. The Chicago Group’s revenues were approximately 83.8%, 84.8% and 86.4% of the Company’s consolidated revenues in 2004, 2003 and 2002, respectively. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Chicago Group during the three years ended December 31, 2004.

	Year Ended December 31,

	2004		2003		2002

	(Dollars in thousands)
Advertising	$362,355	78%	$352,029	78%	$341,262	77%
Circulation	90,024	19	86,532	19	89,427	20
Job printing and Other	12,060	3	12,228	3	11,089	3

Total	$464,439	100%	$450,789	100%	$441,778	100%

      Advertising. Advertisements are carried either within the body of the newspapers and are referred to as run-of-press (“ROP”) advertising, which make up approximately 83.6% of the Chicago Group advertising revenue, or as inserts. Substantially all advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based on, among other things, circulation, readership, penetration and type of advertising (whether classified, national or retail). In 2004, retail advertising accounted for the largest share of advertising revenues (44.5%) followed by classified (37.5%) and national (18.0%). The Chicago Sun-Times offers a variety of advertising alternatives, including full-run advertisements, geographically zoned issues, special interest pullout sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers. The Chicago area suburban newspapers also offer similar alternatives to the Chicago Sun-Times platform for their daily and weekly publications. The Chicago Group operates the Reach Chicago Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Chicago Group publications. The network allows it to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient one-stop vehicle to reach the entire Chicago market.
      Circulation. Circulation revenues are derived primarily from two sources. The first is sales of single copies of the newspaper made through retailers and vending racks and the second is home delivery newspaper sales to subscribers. In calendar year 2004, approximately 55% of the copies of the Chicago Sun-Times reported as sold and 61% of the circulation revenues generated were attributable to single-copy sales. Approximately 78.8% of 2004 circulation revenues of the Company’s suburban newspapers were derived from home delivery subscription sales.
      For participating publications, U.S. newspaper circulation is reported annually in an audit report published by the ABC. Circulation data for the 52 week period ending on the last day of the first quarter of each year is audited by ABC and published in an audit report dated April 1 of the following year. Therefore, for example, circulation occurring in the twelve months ended March 31, 2003 was publicly reported in the audit report dated April 1, 2004.
      The average daily (i.e. Monday through Friday), Saturday and Sunday circulation of the Chicago Sun-Times reported in the ABC audit report dated April 1, 2004 was 482,421, 307,324, and 376,401 copies, respectively. As discussed below, these daily and Sunday circulation figures were overstated. As noted in “Item 3 — Legal Proceedings — The Chicago Sun-Times Circulation Cases,” the Audit Committee initiated an internal review into practices that resulted in the overstatement of the Chicago Sun-Times daily and Sunday circulation and determined that inflation of daily and Sunday single-copy circulation of the Chicago Sun-Times began modestly in the late 1990’s and increased over time. The Audit Committee concluded that the report of the Chicago Sun-Times circulation published in April 2004 by ABC overstated single-copy circulation by approximately 50,000 copies on weekdays and approximately 17,000 copies on Sundays. That published audit report reflected inflated circulation during the 53-week period ended March 30, 2003. The Audit Committee determined that inflation of single-copy circulation continued until all inflation was discontinued in early 2004. The inflation occurring after March 30, 2003 did not affect public disclosures of circulation. The Company has implemented procedures to help ensure that circulation overstatements do not occur in the future.
      The most recent ABC audit reports for the daily and Sunday paid circulation of the Post-Tribune were approximately 66,000 and 73,000 respectively; and aggregate daily and Sunday paid circulation of Fox Valley Publications of approximately 124,000 and 133,000, respectively. The reported aggregate circulation for the free TMC products disclosed in the most recent ABC audit report was approximately 214,000 copies. Pioneer has reported weekly paid circulation of approximately 183,000. The most recent ABC audit reports for the Chicago Sun-Times and Midwest Suburban Publishing were withdrawn following the discovery of overstated circulation figures discussed above.
      Other Publications and Business Enterprises. The Chicago Group continues to strengthen its online presence. Suntimes.com and the related Chicago Group websites have approximately 2.2 million unique users with some 45 million-page impressions per month. The www.classifiedschicago.com regional classified-advertising website, which is a partnership with Paddock Publications, pools classified advertisements from all Chicago Group publications, as well as Paddock Publications’ metropolitan daily creating a valuable venue for advertisers, readers and on-line users. Additionally, www.DriveChicago.com continues to be a leader in automotive websites. This website, which represents a partnership with the Chicago Automobile Trade Association, pools the automotive classified advertising of three of the metropolitan Chicago area’s biggest dailies with the automotive inventories of many of Chicago’s new car dealerships. In 2004, the Chicago Group launched www.chicagojobs.com, a partnership with Paddock Publications and Shaker Advertising, one of the largest recruitment agencies in the Chicago market. The website provides online users and advertisers an extremely robust employment website that management believes to be one of the best in the Chicago market.
      Sales and Marketing. Each operating division in the Chicago Group has its own marketing department that works closely with both advertising and circulation sales and marketing teams to introduce new readers to the Company’s newspapers through various initiatives. The Chicago Sun-Times marketing department uses strategic alliances at major event productions and sporting venues, for on-site promotion and to generate subscription sales. The Chicago Sun-Times has media relationships with local TV and radio outlets that has given it a presence in the market and enabled targeted audience exposure. Similarly at Fox Valley Publications, Pioneer and Midwest Suburban Publishing, marketing professionals work closely with circulation sales professionals to determine circulation promotional activities, including special offers, sampling programs, in-store kiosks, sporting event promotions, dealer promotions and community event participation. In-house printing capabilities allow the Fox Valley Publications’ marketing department to offer direct mail as an enhancement to customers’ run of press advertising programs. Midwest Suburban Publishing, like the other operating divisions, generally targets readers by zip code and has designed a marketing package that combines the strengths of its daily and bi-weekly publications. The Post-Tribune marketing department focuses on attracting readers in areas with zip codes that major advertisers have identified as being the most attractive.
      Distribution. The Company has gained benefits from its clustering strategy. In recent years, the Company has succeeded in combining distribution networks within the Chicago Group where circulation overlaps. The Chicago Sun-Times is distributed through both an employee and contractor network depending upon the geographic location. The Chicago Sun-Times takes advantage of a joint distribution program with its sister publications produced by Fox Valley Publications and Midwest Suburban Publishing. The Chicago Sun-Times has approximately 5,880 street newspaper boxes and more than 8,540 newsstands and over-the-counter outlets from which single copy newspapers are sold, as well as approximately 250 street “hawkers” selling the newspapers in high-traffic urban areas. Midwest Suburban Publishing’s Daily Southtown is distributed primarily by Chicago Sun-Times independent contractors. Additionally, in certain western suburbs, the Daily Southtown has a joint distribution program with Fox Valley Publications. The Daily Southtown and its sister publication, The Star, are also distributed in approximately 1,935 outlets and newspaper boxes in Chicago’s southern suburbs and Chicago’s south side and downtown areas. Approximately 84% of Fox Valley Publications’ circulation is from home delivery subscriptions. While approximately 83% of the Post-Tribune’s circulation is by home delivery, it also distributes newspapers through approximately 700 retail outlets and approximately 435 single copy newspaper boxes. Pioneer has a home delivery base that represents approximately 94% of its circulation. Pioneer publications are also distributed through approximately 215 newspaper boxes and more than 960 newsstand locations.
      Printing. The Chicago Sun-Times’ Ashland Avenue printing facility was completed in April 2001 and gave the Chicago Group printing presses with the quality and speed necessary to effectively compete with the other regional newspaper publishers. Fox Valley Publications’ 100,000 sq. ft. plant, which has been operating since 1992, houses a state-of-the-art printing facility in Plainfield, Illinois, which prints all of its products. Midwest Suburban Publishing prints all of its publications at its South Harlem Avenue facility in Chicago. Pioneer prints the main body of its weekly newspapers at its Northfield production facility. In order to provide advertisers with more color capacity, certain of Pioneer’s newspapers’ sections are printed at the Chicago Sun-Times Ashland Avenue facility. The Post-Tribune has one press facility in Gary, Indiana. The Chicago Group has been successful in implementing new production technology, sharing resources and excess capacity available during certain print “windows” to achieve cost savings and effectively compete for commercial print jobs.
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
      Employees and Labor Relations. As of December 31, 2004, the Chicago Group had approximately 3,200 employees including approximately 500 part-time employees. Of the 2,692 full-time employees, 646 were production staff, 650 were sales and marketing personnel, 364 were circulation staff, 246 were general and administrative staff, 764 were editorial staff and 22 were facilities staff. Approximately 1,160 employees were represented by 23 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) were approximately 37.5% of the Chicago Group’s revenues in the year ended December 31, 2004.
      There have been no strikes or general work stoppages at any of the Chicago Group’s newspapers in the past five years. The Chicago Group believes that its relationships with its employees are generally good.
      Raw Materials. The primary raw material for newspapers is newsprint. In 2004, approximately 126,000 tonnes were consumed. Newsprint costs were approximately 14.6% of the Chicago Group’s revenues. Average newsprint prices for the Chicago Group increased approximately 10.0% in 2004 from 2003. The Chicago Group is not dependent upon any single newsprint supplier. The Chicago Group’s access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. The Chicago Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts. The Chicago Group believes that its sources of supply for newsprint are adequate to meet anticipated needs.
Canadian Newspaper Group
      The Canadian Newspaper Group includes the operations of HCPH Co. which holds an 87% interest in Hollinger L.P.
      At December 31, 2004, HCPH Co. and Hollinger L.P. owned numerous daily and non-daily newspaper properties and the business information group which publishes directories and Canadian trade magazines and tabloids for the transportation, construction, natural resources and manufacturing industries, among others.
      Sources of Revenue. The Canadian Newspaper Group’s revenues were approximately 16.2%, 15.2% and 13.6% of the Company’s consolidated revenues in 2004, 2003 and 2002, respectively. The following table sets forth the sources of revenue and the percentage such sources represent of total revenues for the Canadian Newspaper Group, during the three years ended December 31, 2004.

	Year Ended December 31,

	2004		2003		2002

	(Dollars in thousands)
Advertising	$66,286	74%	$58,854	73%	$49,355	71%
Circulation	12,504	14	11,688	15	10,864	16
Job printing and other	10,709	12	10,000	12	9,407	13

Total	$89,499	100%	$80,542	100%	$69,626	100%

      Advertising. Advertising revenue in 2004 was approximately $66.3 million. Advertisements are carried either within the body of the newspapers or as inserts. ROP advertising, which represented 95.2% of total advertising revenue in 2004, is categorized as either retail, classified or national. The three categories represented 43%, 46% and 11%, respectively, of ROP advertising revenue in 2004.
      Circulation. Virtually all circulation revenue in 2004 was from subscription sales.
      Job Printing and Other. The Company utilizes spare press capacity to print newspaper and advertising inserts for third parties. The Company does not have any long term contracts for this activity.

      Competition. Each of the Company’s Canadian newspapers and magazines competes to varying degrees with radio, broadcast and cable television, direct marketing and other communications and advertising media, as well as with other newspapers and magazines having local, regional or national circulation. The majority of revenue is from advertising. Advertising revenue is affected by a variety of factors including competition from print, electronic and other media as well as general economic performance and the level of consumer confidence. Certain advertising segments such as real estate, automotive and help wanted are significantly affected by local factors.
      Employees and Labor Relations. As of December 31, 2004, the Canadian Newspaper Group had approximately 1,120 full-time equivalent employees of which approximately 28% are unionized. The percentage of unionized employees varies widely from paper to paper while the business information group is non-union. As union contracts are renegotiated every year, labor disruptions are always possible, but no single disruption would have a material effect on the Company.
      The Company has a significant prepaid pension benefit recorded in respect of certain Canadian defined benefit plans. There are uncertainties regarding the Company’s legal right to access any plan surplus and due to the Company having a limited number of active employees in Canada, there are limitations on the ability to utilize the surplus through contribution holidays or increased benefits. In addition, the Canadian Newspaper Group administers and absorbs the costs of the retirement plans for certain retired employees of Southam Inc., a predecessor to HCPH Co.
      Raw Materials. Newsprint consumption in 2004 was 12,878 tonnes. The Canadian Newspaper Group believes that its sources of supply for newsprint are adequate to meet anticipated needs. They are not dependent upon any single newsprint supplier. The Canadian Newspaper Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts. The business information group contracts out the printing of its publications.
      Regulatory Matters. The publication, distribution and sale of newspapers and magazines in Canada is regarded as a “cultural business” under the Investment Canada Act and consequently, any acquisition of control of the Canadian Newspaper Group by a non-Canadian investor would be subject to the prior review and approval of the Minister of Industry of Canada.
      Ownership. During 2001, HCPH Co. became the successor to the operations of XSTM Holdings (2000) Inc. Hollinger International Inc. indirectly owns a 100% interest in HCPH Co. and indirectly owns an 87% interest in Hollinger L.P. There are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned under the ITA. It is possible the CRA may find that, as a consequence of Black’s renunciation of his Canadian citizenship in June 2001, certain of the Company’s Canadian newspapers are no longer considered Canadian-owned for purposes of the ITA. Although the Company believes that it has a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the CRA. Should any challenge be successful, advertisers might seek compensation from the Company for any advertising costs disallowed or otherwise seek a reduction of advertising rates for certain Canadian newspaper publications.
      Additionally, one or more of the Company’s Canadian subsidiaries has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled. The Canadian government could seek the return of approximately Cdn.$3.5 million as a result of Black’s renunciation of his Canadian citizenship.
Investment and Corporate Group
      The Investment and Corporate Group performs administrative and corporate finance functions for the Company including treasury, accounting, tax planning and compliance and the development and maintenance of the systems of internal controls. At December 31, 2004, the Company’s Investment and Corporate Group operated out of offices in New York, New York, Toronto, Ontario, Chicago, Illinois and Tinley Park, Illinois. During the second half of 2004 and into 2005, the Company largely relocated functions previously performed in Toronto, Ontario to Illinois. As of December 31, 2004, the Investment and Corporate Group employed 31 people.

Environmental
      The Company, like other newspaper companies engaged in similar operations, is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at the Company’s major printing facilities. These requirements are becoming increasingly stringent. The Company believes that the cost of compliance with these laws and regulations will not have a material adverse effect on its business or results of operations.

Seasonality
      The Company’s operations are subject to seasonality. Typically, the Company’s advertising revenue is highest during the fourth quarter and lowest during the third quarter.

Intellectual Property
      The Company seeks and maintains protection for its intellectual property in all relevant jurisdictions, and has current registrations, pending applications, renewals or reinstatements for all of its material trademarks. No claim adverse to the interests of the Company of a material trademark is pending or, to the best of the Company’s knowledge, has been threatened. The Company has not received notice, or is otherwise aware, of any infringement or other violation of any of the Company’s material trademarks. Internet domain names also form an important part of the Company’s intellectual property portfolio. Currently, there are approximately 230 domain names registered in the name of the Company or its subsidiaries, including numerous variations on each major name. In the Chicago market, the Company participates in aggregation of advertising information with other periodical companies whereby the Company’s advertisements are presented in an on-line format along with advertisements of other newspapers.
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
      The Company has implemented a Code of Business Conduct and Ethics, which applies to all employees of the Company including each of its CEO, Chief Financial Officer (“CFO”) and principal accounting officer or controller or persons performing similar functions. The text of the Code of Business Conduct and Ethics can be accessed on the Company’s website at www.hollingerinternational.com. Any changes to the Code of Business Conduct and Ethics will be posted on the website.

Item 2.	Properties
      Except as noted in this paragraph, the Company believes that its properties and equipment are in generally good condition, well-maintained and adequate for current operations. The Company is in the process of evaluating its printing operations in order to improve productivity from older, less efficient facilities, particularly printing facilities operated by the Company’s Midwest Suburban Publishing and Post-Tribune units in southwestern Chicago and Gary, Indiana.

Chicago Group
      The Company owns a 320,000 square foot, state of the art printing facility that houses all of the production for the Chicago Sun-Times. Until October 2004, the Chicago Sun-Times conducted its editorial, pre-press, marketing, sales and administrative activities in a 535,000 square foot, seven-story building in downtown Chicago that was owned by the Company. In October 2004, the Chicago Sun-Times vacated this facility and relocated its editorial, pre-press, marketing, sales and administrative activities to a 127,000 square foot leased facility, which is also in downtown Chicago. The Company has entered into a 15-year lease for this new office space. The Chicago Sun-Times also maintains approximately twenty distribution facilities throughout the Chicago area. All but one of these distribution centers are leased. In 2002, the Company entered into a joint venture established to develop a residential tower on property formerly occupied by its seven-story building. In June 2004, the Company agreed to sell its 50% share of the joint venture and a related property for net proceeds of $70.7 million. This transaction closed on October 15, 2004. See Note 18 to the Company’s consolidated financial statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Transactions in 2004 — Disposition of Interest in Trump Joint Venture.”
      Fox Valley Publications produces its newspapers at a 100,000 square foot plant, built in 1992, in Plainfield, Illinois. The facility, which is owned by the Company, also houses Fox Valley Publication’s pre-print, sales and administrative functions, as well as certain editorial functions. Fox Valley Publications also occupies facilities owned by the Company in Aurora, Elgin, Joliet, Naperville, and Waukegan, Illinois where editorial and sales activities take place for each of its daily and weekly newspapers. The Company owns a building in north suburban Chicago at which Pioneer conducts its editorial, pre-press, sales and administrative activities. The Company also leases several satellite offices for Pioneer’s editorial and sales staff in surrounding suburbs. Production of the Pioneer papers currently occurs at a 65,000 square foot leased building in a Chicago suburb. Midwest Suburban Publishing owns a building in Tinley Park, Illinois which it uses for editorial, pre-press, marketing, sales and administrative activities. Midwest Suburban Publishing’s production activities occur at a separate 150,000 square foot owned facility in southwest Chicago. The Post-Tribune’s editorial, pre-press, marketing, sales and administrative activities are housed in an owned facility in Merrillville, Indiana, while production activities take place at an owned facility in Gary, Indiana.

Canadian Newspaper Group
      The Canadian Newspaper Group’s newspapers are produced and published at numerous facilities throughout Canada. The printing of magazines is outsourced.

Investment and Corporate Group
      The Investment and Corporate Group has 3,803 square feet of office space leased at 712 Fifth Avenue in New York, New York. This lease expires in May 2007. The Investment and Corporate Group also leases 2,097 square feet of office space in Toronto, Ontario. This lease replaces a lease for 4,927 square feet through August 31, 2005, commences on September 1, 2005 and expires August 31, 2006. The Company has largely relocated the functions performed in the Toronto office to Chicago and its suburbs.

Item 3.	Legal Proceedings

Overview of Investigation of Certain Related Party Transactions
      On June 17, 2003, the Board of Directors established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy Browne, an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003. In its Schedule 13D report, Tweedy Browne made allegations with respect to the terms of a series of transactions between the Company and certain former executive officers and certain former members of the Board of Directors, including Black, Radler, the Company’s former President and Chief Operating Officer, J.A. Boultbee (“Boultbee”), a former Executive Vice-President and a former member of the Board of Directors, and Peter Y. Atkinson (“Atkinson”), a former Executive Vice-President and a former member of the Board of Directors. The allegations concern, among other things, payments received directly or indirectly by such persons relating to “non-competition” agreements arising from asset sales by the Company, payments received by such persons under the terms of management services agreements between the Company and Ravelston, RMI, Moffat Management Inc. (“Moffat”) and Black-Amiel Management Inc. (“Black-Amiel”), which are entities with whom Black and some of the noted individuals were associated, and sales by the Company of assets to entities with which some of the noted individuals were affiliated. In October 2003, the Special Committee found references to previously undisclosed “non-competition” payments to Hollinger Inc. while reviewing documents obtained from the Company. The Special Committee also found information showing that “non-competition” payments to Black, Radler, Boultbee and Atkinson had been falsely described in, among other filings, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”). The Special Committee and the Audit Committee each conducted expedited investigations into these matters.
      On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. Of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and approximately $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing an agreement on November 15, 2003 (the “Restructuring Agreement”). The Restructuring Agreement provided for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard Frères & Co. LLC and Lazard & Co., Limited (collectively, “Lazard”) as financial advisors to explore alternative strategic transactions, including the sale of the Company as a whole or the sale of individual businesses (the “Strategic Process”); and certain management changes, including the retirement of Black as CEO and the resignations of Radler, Boultbee and Atkinson. In addition, Black agreed, as the indirect controlling stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction were necessary to enable Hollinger Inc. to avoid a material default or insolvency. On August 30, 2004, the Special Committee published the results of its investigation.
      On November 19, 2003, Black retired as CEO of the Company. Gordon A. Paris (“Paris”) became the Company’s Interim CEO upon Black’s retirement. Effective November 16, 2003, Radler resigned as President and Chief Operating Officer of the Company and as publisher of the Chicago Sun-Times, at which time Paris became Interim President. On November 16, 2003, Radler and Atkinson also resigned as members of the Board of Directors. The Company terminated Boultbee as an officer on November 16, 2003. On January 17, 2004, Black was removed as non-executive Chairman of the Board of Directors and Paris was elected as Interim Chairman on January 20, 2004. On March 5, 2004, Black was removed as Executive Chairman of the

Telegraph Group. On June 2, 2005, the Company received a letter from Black and Amiel Black informing the Company of their retirement from the Board of Directors with immediate effect.
      On March 23, 2004, Colson, who was also cited in the Report in connection with receiving unauthorized payments, retired as Chief Operating Officer of the Company and CEO of the Telegraph Group in accordance with the terms of his Compromise Agreement with the Company. On April 27, 2004, Atkinson resigned as Executive Vice President of the Company under the terms of his settlement with the Company.
      Although Radler was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. During 2003, Radler paid the Company approximately $0.9 million. During 2004, Radler paid an additional amount of approximately $7.8 million, including interest of $1.5 million.
      Although Atkinson was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, Atkinson and the Company entered into a settlement agreement in which Atkinson agreed to pay a total amount of approximately $2.8 million, representing all “non-competition” payments and payments under the incentive compensation plan of Hollinger Digital LLC (“Hollinger Digital”) that he received, plus interest. The total amount of $2.8 million includes approximately $0.6 million identified for repayment by Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company approximately $0.4 million. On April 27, 2004, Atkinson exercised his vested options and the net proceeds of $4.0 million from the sale of the underlying shares of Class A Common Stock were deposited under an escrow agreement. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. See “Item 13 — Certain Relationships and Related Transactions — Release and Settlement Agreement with Atkinson” and “— Consulting Agreement with Atkinson.”
      By Order and Judgment dated June 28, 2004, the Delaware Chancery Court found, among other things, that Black and Hollinger Inc. breached their respective obligations to make restitution pursuant to the Restructuring Agreement and ordered, among other things, that Black and Hollinger Inc. pay the Company $29.8 million in aggregate. Hollinger Inc. and Black paid the Company the amount ordered by the court on July 16, 2004. See “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.”
      Boultbee has not paid to the Company any amounts in restitution for the unauthorized “non-competition” payments set forth in the Restructuring Agreement, and has filed a suit in Canada against the Company and members of the Special Committee seeking damages for an alleged wrongful dismissal. See “— Other Actions.”
      The Company was party to management services agreements with RMI, Moffat and Black-Amiel. The Restructuring Agreement provides for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI, Moffat and Black-Amiel of the termination of the services agreements effective June 1, 2004 and subsequently proposed, and recorded a charge for, a reduced aggregate management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See “— Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”
      The Company is party to several other lawsuits either as plaintiff or as a defendant, including several stockholder class action lawsuits, in connection with the events noted above and described below.

Overview of Corporate Review Committee Actions
      On January 18, 2004, Black and Ravelston entered into a Tender and Stockholder Support and Acquisition Agreement with Press Holdings International Limited (“PHIL”) for the sale of the control of

Hollinger Inc. (the “Hollinger Sale”). The Company formed the Corporate Review Committee of the Board of Directors, consisting of all directors at January 18, 2004, other than Black, Amiel Black and Colson, each of whom were directly or indirectly interested in the Hollinger Sale, to review the terms of the Hollinger Sale and supervise the Strategic Process. The Corporate Review Committee adopted the SRP, described further below. On January 23, 2004, Hollinger Inc. adopted by written stockholder consent amendments to the Company’s bylaws and attempted to dissolve all committees of the Board of Directors, including the Corporate Review Committee, other than the Special Committee and the Audit Committee. On January 26, 2004, the Company commenced legal action in Delaware seeking relief declaring that Hollinger Inc.’s actions were invalid; that the adoption of the SRP was valid; and that Black and Hollinger Inc. breached their fiduciary duties to the Company and the terms of the Restructuring Agreement. On March 4, 2004, the Delaware Chancery Court issued a decision in favor of the Company. As a result, PHIL withdrew its offer and the Hollinger Sale was abandoned. See “—Hollinger International Inc. v. Conrad M. Black, Hollinger Inc. and 504468 N.B. Inc.”

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
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in this action. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. and several other insureds under the insurance policies have challenged the funding of the settlement by the insurers and have commenced applications in the Ontario Superior Court of Justice for this purpose. The settlement is subject to the Ontario Court’s approval of the funding. Proceedings on the matter are pending. If the Ontario Court approves the funding, the settlement will then be subject to approval by the Court of Chancery of the State of Delaware. See “—Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada.”
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
      The other defendants named in the suit, who are not parties to the settlement, are Black, Amiel Black, Colson, Richard N. Perle (“Perle”), Radler, Atkinson, Bradford Publishing Co. (“Bradford”) and Horizon Publications, Inc. (“Horizon”). Bradford and Horizon are private newspaper companies controlled by Black and Radler. The Company, through the Special Committee, has previously announced a settlement of its claims against Atkinson, and the Company anticipates that the Atkinson settlement will be presented to the Delaware Court of Chancery for approval in conjunction with the independent director settlement.
      The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Black, Amiel Black, Radler, Colson, Perle, Boultbee, Hollinger Inc., Ravelston, and RMI. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Stockholder Class Actions
      In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain current and former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the Court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint are Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They are purporting to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserts claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint seeks unspecified monetary damages, rescission, and an injunction against future violations. In January 2005, the defendants in In re Hollinger International Inc. Securities Litigation, including the Company, filed motions to dismiss the second consolidated amended class action complaint in the United States District Court for the Northern District of Illinois. The motions are pending. This consolidated action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
      On September 7, 2004, a group allegedly comprised of those who purchased stock in one or more of the defendant corporations, initiated purported class actions by issuing Statements of Claim in Saskatchewan and Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, are identical in all material respects. The defendants include the Company, certain current and former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys LLP, the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.C. 1985, c. C.-44 and seek unspecified monetary damages. On July 8, 2005, the Company and other defendants served motion materials seeking orders dismissing or staying the Saskatchewan claim on the basis that the Saskatchewan court has no jurisdiction over the defendants or, alternatively, that Saskatchewan is not the appropriate forum to adjudicate the matters in issue.
      On February 3, 2005, substantially the same group of plaintiffs as in the Saskatchewan and Ontario claims initiated a purported class action by issuing a Statement of Claim in Quebec, Canada. The Quebec claim, issued in that province’s Superior Court, is substantially similar to the Saskatchewan and Ontario claims and the defendants are the same as in the other two proceedings. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act, breaches of obligations under the Canada Business Corporations Act and seek unspecified money damages.

Tweedy Browne Litigation
      On December 2, 2003, Tweedy, Browne Global Value Fund and Tweedy Browne (together, the “Tweedy Browne Plaintiffs”), stockholders of the Company, initiated an action against the Company in the Court of Chancery for the State of Delaware in and for Castle County to recover attorneys’ fees and costs in connection with informal inquiries and other investigations performed by and on behalf of the Tweedy Browne Plaintiffs concerning conduct that subsequently has been and continues to be investigated by the Special Committee. The complaint seeks an award of attorneys’ fees “commensurate with the corporate benefits that have been or will be conferred on the Company as a result of the efforts undertaken by plaintiffs and their counsel.” On

August 22, 2005, the Company moved to dismiss the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Litigation Involving Controlling Stockholder, Senior Management and Directors
      On January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and Boultbee, which complaint was amended on May 7, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698 (the “Special Committee Action”). The amended complaint added certain other defendants, including Amiel Black and Colson, sought approximately $484.5 million in damages, including approximately $103.9 million in pre-judgment interest, and also included claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which provides for a trebling of damages and attorney’s fees. On October 8, 2004, the court granted the defendants’ motion to dismiss the RICO claims and also dismissed the remaining claims without prejudice on jurisdictional grounds. On October 29, 2004, the Company filed a second amended complaint seeking to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and also punitive damages, on breach of fiduciary duty, unjust enrichment, conversion, fraud, and civil conspiracy claims asserted in connection with transactions described in the Report, including unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. The second amended complaint also adds Perle, a Director of the Company, as a defendant and eliminated as defendants certain companies affiliated with Black and Radler. The second amended complaint alleges that Perle breached his fiduciary duties while serving as a member of the executive committee of the Company’s Board of Directors by, among other things, signing written consents purporting to authorize various related party transactions, without reading, evaluating or discussing those consents; without negotiating or evaluating the related party transactions he was approving; and without taking steps to ensure that those transactions were presented to and reviewed by the Company’s audit committee. On February 3, 2005, the Court denied the Company’s request for an immediate appeal of the Court’s dismissal of the RICO claims.
      In December 2004, all defendants moved to dismiss the complaint against them on a variety of grounds, and on March 11, 2005, the Court denied those motions. All defendants have now answered the complaint, and with their answers defendants Black, Radler, Boultbee, Amiel Black and Colson asserted third-party claims against Richard Burt and James Thompson and former director Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. On June 27, 2005, Burt, Thompson, and Kravis moved to dismiss the claims against them. In addition, Black asserted counterclaims against the Company alleging breach of his stock options contracts with the Company and seeking a declaration that he may continue participating in the Company’s options plans and exercising additional options. On May 26, 2005, the Company filed its reply to Black’s counterclaims. Ravelston and RMI asserted counterclaims against the Company and third-party claims against HCPH Co. and Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004 and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent and Agreement” (“Consent”) between the Company and Wachovia Trust Company. That Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% Senior Secured Notes. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. The Company filed a Motion to Dismiss these claims on August 15, 2005.

      The U.S. Attorney’s Office has intervened in the case and moved to stay discovery until the close of criminal proceedings. The Company has informed the Court that it agrees to a temporary stay of discovery, other than document discovery, until December 1, 2005. The Court has not yet ruled on the motion.

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
      On February 3, 2004, defendants filed a counterclaim against the Company, members of the Corporate Review Committee, and Breeden, advisor and counsel to the Special Committee. In their counterclaim, defendants sought declaratory relief declaring that their bylaw amendments were valid and that the SRP and other actions by the Corporate Review Committee were invalid. Defendants also asserted claims of breach of fiduciary duty, misrepresentation, tortious interference with the Hollinger Sale, breach of the Restructuring Agreement, and violation of the just compensation and due process provisions of the Fourteenth Amendment to the U.S. Constitution. In addition to declaratory and injunctive relief, defendants sought unspecified damages.
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
      The Company subsequently moved for summary judgment on the remaining claims and to make the injunctive relief permanent. On June 28, 2004, the Court of Chancery entered an order and final judgment, granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing the defendants’ remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004.
      On October 29, 2004, the Company, Hollinger Inc. and Black entered into an extension agreement (the “Extension Agreement”) to voluntarily extend the injunction until the earlier of January 31, 2005 or the date of the completion of a distribution by the Company to its stockholders of a portion of the proceeds of the Company’s sale of the Telegraph Group remaining as of October 26, 2004, net of taxes to be paid on the sale of the Telegraph Group and less amounts used to pay down the Company’s indebtedness, through one or more of a dividend, a self-tender offer, or some other mechanism. On October 30, 2004, the court issued an order extending the injunction as provided in, and incorporating the other terms of, the Extension Agreement.
      On July 16, 2004, defendants made the payments required under the order and final judgment but filed notices of appeal of the Court’s rulings to the Delaware Supreme Court. On April 19, 2005, the Delaware Supreme Court denied the appeals and affirmed the Court of Chancery’s rulings. The matter is now completed.

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

Black v. Hollinger International Inc., filed on March 18, 2004
      On March 18, 2004, Black filed an action against the Company in the Court of Chancery of the State of Delaware seeking advancement of legal fees and expenses he purportedly incurred and continues to incur in connection with the SEC and Special Committee investigations and various litigation that he is involved in. On June 4, 2004, the parties entered a stipulation and final order resolving the matter (the “June 4, 2004 Stipulation and Final Order”). The Company agreed to pay half of Black’s legal fees in certain actions in which he is a defendant, pursuant to itemized invoices submitted with sworn affidavits and subject to his undertaking that he will repay the amounts advanced to him if and to the extent it is ultimately determined that he is not entitled to indemnification under the terms of the Company’s bylaws.

Black v. Hollinger International Inc., filed on April 5, 2004
      On April 5, 2004, Black filed an action against the Company in the U.S. District Court for the Northern District of Illinois alleging that the Company breached its obligations to Black under three stock option plans. The complaint sought (i) specific performance or damages for the alleged breaches, (ii) damages for the Company’s alleged failure to issue to Black 145,000 and 1,218,750 shares of Class A Common Stock upon alleged exercises by Black of options on February 13, 2004 and April 2, 2004, respectively, and (iii) declaratory judgment that Black’s removal as Chairman of the Company and from the Telegraph Group did not constitute termination of employment under the 1997 Stock Option Plan and that his options must be treated equally with those of other executive officers and directors of the Company. The total damages sought were (i) the highest value of 145,000 shares of Class A Common Stock after February 13, 2004, plus pre-judgment interest, and (2) the highest value of 1,218,750 shares of Class A Common Stock after April 2, 2004, less the option exercise price, plus pre-judgment interest. On November 11, 2004, the Court dismissed the action without prejudice, granting Black leave to refile his claims as counterclaims in Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698, which is described above under “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Black v. Hollinger International Inc., filed on May 13, 2005
      On May 13, 2005, Black filed an action against the Company in the Delaware Court of Chancery in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In his initial complaint, Black sought payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees.
      In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad Black, Hollinger Inc., and 504468 N.B. Inc. described above (the “Delaware Litigation”), and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler, and Boultbee.
      Black filed an amended complaint on July 11, 2005. In addition to the relief sought in the initial complaint, the amended complaint seeks advancement of the fees of two other law firms — Baker Botts LLP and Schopf & Weiss LLP — totaling about $435,000. On July 21, 2005, Hollinger Inc. moved to dismiss the Company’s third-party claims.
      This action is in preliminary stages and it is not yet possible to determine the ultimate outcome.

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
      On May 6, 2004, Ravelston served a motion for an anti-suit injunction, seeking to restrain the Company from continuing the Illinois litigation (see “Black v. Hollinger International Inc., filed on April 5, 2004”) against it and from bringing any claims against Ravelston arising out of its management of the Company other than in Ontario. On May 28, 2004, the Company served a notice of cross-motion seeking a temporary stay of the Ravelston and Hollinger Inc. counterclaims pending final resolution of the proceedings in Illinois and Delaware. Ravelston’s motion and the Company’s cross-motion were heard on June 29-30, 2004 by the Ontario Superior Court of Justice. On August 11, 2004, the court denied Ravelston’s motion and granted the Company’s cross-motion. On August 18, 2004, Ravelston and Hollinger Inc. appealed to the Ontario Court of Appeal. On September 21, 2004, the Company served a motion on Hollinger Inc. and Ravelston, seeking to quash their appeals to the Ontario Court of Appeal for want of jurisdiction. On November 30, 2004, those appeals were quashed. Ravelston and Hollinger Inc. were required to deliver notices of motion in support of a motion for leave to appeal to the Divisional Court by December 30, 2004. Ravelston delivered such a notice of motion on December 20, 2004, but Hollinger Inc. did not deliver such a notice and, therefore, did not appeal the stay of its counterclaim. On February 28, 2005, the Divisional Court denied Ravelston’s December motion.

Black v. Breeden, et al.
      Five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Breeden, Richard C. Breeden & Co. (“Breeden & Co.”), Paris, James Thompson, Richard Burt, Graham Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name James Thompson and Richard Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second cases; damages in the amount of Cdn.$110.0 million are sought in the third and fourth cases; and Cdn.$1.0 billion in general damages and Cdn.$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals described under “— Hollinger International Inc. v. Conrad W. Black, Hollinger Inc. and 504468 N. B. Inc.” above although such matters described above are now completed, no steps have been taken to advance the defamation actions in the Ontario Superior Court of Justice.
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
      The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur in relation to the defense of those actions.
      The Company agreed to indemnify Breeden and Breeden & Co. against all losses, damages, claims and liabilities they may become subject to, and reimburse reasonable costs and expenses as they are incurred, in connection with the services Breeden and Breeden & Co. are providing in relation to the Special Committee’s ongoing investigation.

United States Securities and Exchange Commission v. Hollinger International Inc.
      On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order requires the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as Special Monitor of the Company under certain circumstances, including the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their term, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. On January 26, 2004, Hollinger Inc. filed a motion to vacate certain parts of the Court Order that limit its rights as stockholder. The Court denied Hollinger Inc.’s motion on May 17, 2004.
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

United States Securities and Exchange Commission v. Conrad M. Black, et al.
      On November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc. were liable for the Company’s violations of certain federal securities laws during at least this period.

      The SEC alleges that the scheme used by Black, Radler and Hollinger Inc. included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell Company assets for the benefit of all of the Company’s stockholders and not to undermine that process by engaging in transactions for the benefit of himself and Hollinger Inc. The SEC further alleges that Black and Radler misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.
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
      On March 10, 2005, the SEC filed an amended complaint that corrects several minor errors in the original complaint, extends the SEC’s claim of Section 14(a) violation to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On September 14, 2005, the court granted a motion by the U.S. Attorney’s Office to stay discovery, other than document discovery, pending resolution of the government’s criminal case and investigation. It is not yet possible to determine the ultimate outcome of this action.

Federal Indictment of Ravelston and Former Company Officials
      On August 18, 2005, a federal grand jury in Chicago indicted Radler, the Company’s former President and Chief Operating Officer, Mark S. Kipnis (“Kipnis”), the Company’s former Vice-President, Corporate Counsel and Secretary, and Ravelston on federal fraud charges for allegedly diverting $32.2 million from the Company through a series of self-dealing transactions between 1999 and May 2001. The indictment, which includes five counts of mail fraud and two counts of wire fraud, alleges that the defendants illegally funneled payments disguised as “non-competition” fees to Radler, Hollinger Inc., and others, at the Company’s expense, and fraudulently mischaracterized bonus payments to certain Company executives as “non-competition” fees in order to defraud Canadian tax authorities. The transactions alleged in the indictment are among the transactions that form the basis for the Company’s civil claims against Radler, Ravelston, and others in the Special Committee Action. On August 24, 2005, Kipnis entered a not guilty plea. On September 20, 2005, Radler pleaded guilty to one count of fraud. Under a plea bargain, he agreed to cooperate with federal prosecutors, accept a prison sentence of two years and five months and pay a $250,000 fine.

The Chicago Sun-Times Circulation Cases
      On June 15, 2004, the Company announced that the Audit Committee had initiated an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. Following that announcement, a number of lawsuits were filed against the Company, among other defendants. Several of the suits are brought on behalf of a purported class comprised of all persons who purchased advertising space in the Chicago Sun-Times during the period in which circulation figures were overstated. The complaints allege that the Chicago Sun-Times improperly overstated its circulation and that advertisers overpaid for advertising in the newspaper as a result. The complaints variously allege theories of recovery based on breach of contract, unjust enrichment, civil conspiracy, conversion, negligence, breach of fiduciary duty, common law and statutory fraud, and violations of the federal RICO statute. The complaints seek injunctive and declaratory relief, unspecified actual, treble, and punitive damages, interest, attorneys’ fees and costs, and other relief.

      A number of the actions were filed in the Circuit Court of Cook County, Illinois, including the following purported class action cases filed in the County Department, Chancery Division: Central Furniture, Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9757; Ronald Freeman d/b/a Professional Weight Clinic Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9763; Card & Party Mart II Ltd. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 CH 9824; Geier Enterprises, Inc. v. Chicago Sun-Times, Inc. and Hollinger International, Inc. No. 04 CH 10032; California Floor Coverings d/b/a Olympic Carpet v. Chicago Sun-Times, Inc., No. 04 CH 10048; BNB Land Venture, Inc. v. Chicago Sun-Times, Inc., Hollinger International Publishing Inc. and Docs 1-5, No. 04 CH 10284; Gleason & McMaster LLC v. Chicago Sun-Times, Inc. and Hollinger International Inc., No. 04 CH 10581; James Rolshouse & Associates PLLC v. Hollinger International Inc., Chicago Sun-Times, Inc. and The Sun-Times Co., No. 04 CH 11019; and Mark Triffler Oldsmobile, Inc. et al. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 CH 12714. The above-stated cases were filed between June 15, 2004 and August 31, 2004, and an Amended Consolidated Complaint under the heading In re: Chicago Sun-Times Circulation Litigation (the “Combined Circulation Proceeding”) was filed on October 12, 2004. The Amended Consolidated Complaint lists defendants Chicago Sun-Times, Inc. and Hollinger International Inc., and adds Midwest Suburban Publishing, Inc. Two additional purported class action cases were filed in the County Department, Chancery Division: International Profit Assocs., Inc. v. Chicago Sun-Times, Inc. and Hollinger International Inc., No. 04 CH 17964, filed October 29, 2004; and Business Pro Communications, Inc. v. Hollinger Inc., Hollinger International Inc. and The Sun-Times Co., originally filed in Lake County, Illinois on July 9, 2004 as No. 04 L560, re-filed in Cook County, Illinois on December 1, 2004 as No. 04 CH 19930. Those two cases have since joined the Combined Circulation Proceeding plaintiffs under the heading In re: Chicago Sun-Times Circulation Litigation. The Court conditionally certified a settlement class in the Combined Circulation Proceeding, following which the parties have engaged in an extensive mediation process. The parties have entered into a settlement stipulation, for which they received preliminary approval on September 16, 2005. Final approval of the terms of the settlement will be sought but will be subject to an evidentiary hearing presently scheduled for January 17, 2006, following notice to putative class members providing both an opportunity to object and to opt out of the global settlement. The proposed preliminary settlement will provide advertisers with a combination of $7.7 million in cash and up to $7.3 million in added advertising benefits. In the absence of significant objections or opt outs, the settlement would, together with earlier settlements made between the Chicago Sun-Times and certain of its advertisers, release the claims of advertisers representing more than 93% of the Chicago Sun-Times’ advertising revenues received during the overstatement period. If the settlement is approved without material delay, the cash portion of the settlement payments will be made in the second calendar quarter of 2006 and the additional advertising will be provided thereafter. The settlements will be administered by an independent third-party claims administrator, Rust Consulting, Inc., the cost of which will be borne by the Company. The Company has also agreed to not contest the petition for attorneys fees of the attorneys for the consolidated class in an amount not to exceed $5.575 million. Earlier the Company entered into settlements with over 95% of its major advertisers at an aggregate commitment of approximately $10.1 million in cash and up to $6.8 million of additional advertising benefits. The combined major advertiser and class action settlements described above will not cover the claims of advertisers who are plaintiffs in four separate actions and certain advertisers whose advertising expenditures represent approximately 3.5% of the spending of all advertisers during the relevant period. The Company is pursuing third party recoveries of its defense costs and other amounts under existing insurance policies. The cost to the Company of resolving the remaining claims will vary depending upon the type of additional advertising benefits selected and the extent to which advertisers elect to accept additional advertising in lieu of cash as part of their settlement. The class action settlements used the same circulation estimates that were used in the settlements with major advertisers.
      The following individual actions were brought in the Circuit Court of Cook County: First Federal Auto Auction, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7501, filed July 2, 2004; American Mattress, Inc. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 L 7790, filed July 12, 2004; National Foundation for Abused and Neglected Children, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7948, filed July 15, 2004; Joe

Rizza Lincoln Mercury, Inc. et al. v. Chicago Sun-Times, Inc., No. 04 L 11657, filed October 14, 2004; Chicago Sun-Times, Inc. v. Oral Sekendur, No. 03 MI170004, circulation-related claims filed October 12, 2004; and Mancari’s Chrysler-Jeep-Dodge of Des Plaines, Inc.; Mancari’s of Orland Park, Inc.; Mancari’s Chrysler Jeep of Crestwood, Inc.; and Mancari’s Chrysler Jeep, Inc. v. Chicago Sun-Times, Inc., No. 05 L 3248, filed March 22, 2005. One case was filed in the United States District Court for the Northern District of Illinois: AJE’s the Salon, Inc. v. The Sun-Times, Co., Hollinger International Inc. and F. David Radler, No. 04 C 4317, filed June 28, 2004. The AJE’s the Salon, Inc. case was voluntarily dismissed, the National Foundation for Abused and Neglected Children, Inc. case was dismissed without prejudice, and the American Mattress case has been settled. Motions to dismiss have been filed in each of the remaining cases. Overall, the remaining cases are in preliminary stages and it is not yet possible to determine their ultimate outcome.
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
      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of the related lawsuits, the Company recorded a pre-tax charge of approximately $24.1 million in 2003 and approximately $2.9 million in 2004. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate, including the amounts of the settlements and proposed preliminary settlement referred to above, at December 31, 2004.

Receivership and CCAA Proceedings in Canada involving the Ravelston Entities
      Hollinger Inc. reported that on April 20, 2005, Ravelston and RMI were placed in receivership by an order of the Ontario Superior Court of Justice pursuant to the Courts of Justice Act (Ontario) (the “Receivership Order”) and granted protection by a separate order pursuant to the CCAA (the “CCAA Order”). The court appointed RSM Richter Inc. as the Receiver to monitor all assets of Ravelston and RMI. On May 18, 2005, the court extended the orders to include Argus Corporation and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent the Special Committee’s action in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI (See — Litigation Involving Controlling Stockholder, Senior Management and Directors). According to public filings of Hollinger Inc., the Ravelston Entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.’s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company’s SRP to designate the Receiver as an “exempt stockholder” (see “Item 13 — Certain Relationships and Related Transactions — Agreement with RSM Richter Inc.”), the Receiver took possession and control over those shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of this action, a change of control of the Company may be deemed to have occurred. See “Risk Factors — There could be a change of control of the Company through a change in control of Hollinger Inc. under circumstances not approved by the independent directors of the Company.”
      On June 20, 2005, Hollinger Inc. filed a motion with the Ontario Superior Court of Justice in the context of the CCAA proceedings respecting the Ravelston Entities for an order establishing a claims procedure in respect of such entities. Hollinger Inc. says that it filed its motion to identify claims against the Ravelston Entities, so that creditors of the Ravelston Entities may be in a position to review and consider all strategic alternatives and options to maximize recovery from the assets and property of the Ravelston Entities. On July 13, 2005, Hollinger Inc. filed a further motion with the Ontario Superior Court of Justice in the receivership and CCAA proceedings respecting the Ravelston Entities for an order that certain secured claims owing to Hollinger Inc. and one of its wholly-owned subsidiaries be satisfied in full with common shares of Hollinger Inc. held by the Ravelston Entities. These motions originally scheduled to be heard by the court on July 19, 2005, have been adjourned to a date not yet fixed by the court.

      On July 19, 2005, the Ontario Superior Court of Justice ordered that the Receiver is to develop a claims process to be submitted to the court for approval by no later than August 31, 2005 and that the stay of proceeding in the CCAA proceeding is lifted for the limited purpose of permitting Hollinger Inc. to proceed with its application to the Ontario Securities Commission (“OSC”) to vary the cease trade order of the OSC to allow attachment and perfection of Hollinger Inc.’s security interest in the common shares of Hollinger Inc. held by the Ravelston Entities. The Receiver submitted a claims process to the Ontario Superior Court of Justice on August 31, 2005 which is subject to approval by the court.
      By a second order of the Ontario Superior Court of Justice on July 19, 2005, on motion by the Receiver, the court declared that any realization on the common shares of Hollinger Inc. held directly or indirectly by the Ravelston Entities, the ability of any holder of a security interest granted by the Receiver to realize upon such security interest and title to the common shares acquired from the Receiver or through a realization by a security holder, shall be free and clear of any and all forfeiture claims asserted by the United States Attorney under RICO. This order was made subject to a “comeback clause” permitting the United States Attorney to apply to vary or amend the order. The United States Attorney did not respond to the motion and the court was advised that the United States Attorney took the position that it was not bound by any order made by the Ontario Superior Court of Justice.
      By a third order of the Ontario Superior Court of Justice on August 25, 2005, on motion by the Receiver, the court authorized the Receiver to enter into a settlement of a dispute between the Receiver and CanWest with respect to the termination of the management services agreement among Ravelston, CanWest and The National Post Company dated November 15, 2000. Immediately prior to the appointment of the Receiver, Ravelston gave notice that it would terminate the management services agreement, effective six months later. The following day, after the Receiver was appointed, CanWest terminated the management services agreement on the grounds that Ravelston had ceased carrying on business and had become insolvent. The dispute related to whether a termination fee was payable upon termination. The Receiver claimed that a termination fee of Cdn.$22.5 million was payable, plus an accrued fee of Cdn.$3.0 million for 2005 (one-half of the annual fee). CanWest claimed that no termination fee or accrued management fee was payable. The parties settled the dispute by agreeing that CanWest would pay a termination fee of Cdn.$11.25 million, plus Cdn.$1.5 million in respect of the 2005 annual fee, for a total payment of Cdn.$12.75 million. The court approved this settlement as being fair and reasonable.
      On August 31, 2005, as mentioned above, the Receiver served a motion seeking to establish a process for the assertion and resolution of claims against the Ravelston Entities. The purpose of the claims process is to determine the status and quantum of creditor claims for the purpose of a distribution to creditors from the estate of the Ravelston Entries.
      On September 12, 2005, the Ontario Superior Court of Justice made an order approving a claims process in relation to the Ravelston Entities. Pursuant to the Court’s order, except for excluded claims, claimants are required to file a proof of claim with the Receiver by December 15, 2005. The Receiver can thereafter accept a claim in whole or in part or reject the claim. The order contains procedures for the resolution of disputed claims. At the request of the Company, a clause was included in the order which provides that, in the event that the Receiver wishes to accept or settle a claim for an amount that equals or exceeds Cdn.$1.0 million, the Company is to receive notice of the claim and the Company has the right to refer the claim to the Ontario Superior Court of Justice for resolution. Pursuant to the Court’s order, the Special Committee Action is an excluded claim. The quantum of the Company’s claim against the Ravelston Entities as asserted in the Special Committee Action will be determined in that proceeding.
      On October 4, 2005, the Ontario Superior Court of Justice made an order upon application by the Receiver authorizing the Receiver, on behalf of Ravelston, to accept service of the federal indictment referred to above under the heading “Federal Indictment of Ravelston and Former Company Officials”, and to voluntarily appear and enter a plea of not guilty to the indictment. Black filed a notice of appeal to the Ontario Court of Appeal. The Receiver disputed Black’s entitlement to appeal the October 4, 2005 order contending that Black required leave to appeal to the Ontario Court of Appeal. On October 18, 2005, a panel of the Ontario

Court of Appeal heard argument on the Receiver’s motion to quash Black’s appeal and on Black’s cross-motion for leave to appeal if required. The panel of the Court reserved judgement on the two motions.

CanWest Arbitration
      On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. The arbitration is in preliminary stages, and it is not yet possible to determine its ultimate outcome.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.
      On December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. In August 2004, The National Post Company obtained an order for partial summary judgment ordering the Company to pay The National Post Company Cdn.$22.5 million plus costs and interest. On November 30, 2004, the Company settled the appeal of the partial summary judgment by paying The National Post Company the amount of Cdn.$26.5 million. This amount includes payment of the Cdn.$22.5 million in principal plus interest and related costs. The two remaining matters in this action consist of a claim for Cdn.$2.5 million for capital and operating requirements of The National Post Company and a claim for Cdn.$752,000 for newsprint rebates. This action has been discontinued and claims have been transferred to the arbitration referred to above (CanWest Arbitration) on consent of the parties.
      RMI brought a third party claim in this action against HCPH Co. for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action. CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on a promissory note issued in connection with the sale of NP Holdings Company. See “Item 13 — Certain Relationships and Related Transactions — NP Holdings Sale.”

Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.
      On November 3, 2004, Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc. filed an action in the Supreme Court of the State of New York, in Albany County, against Sugra (Bermuda) Limited (“Sugra (Bermuda)”), which is a subsidiary of Publishing, and against Hollinger Inc. The action is entitled Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc., No. 1:04-cv-01436-GLD-DRH (N.D.N.Y.). The action alleges that Sugra Bermuda defaulted under the terms of a 1995 aircraft lease agreement, and that Hollinger Inc. is a guarantor of Sugra Bermuda’s obligations under the lease. In the initial complaint, the plaintiffs sought $5.1 million in damages, plus interest at the rate of 18 percent per annum and attorneys’ fees. On December 20, 2004, the action was moved from state court to the United States District Court for the Northern District of New York.
      On February 3, 2005, Sugra (Bermuda) filed its answer to the complaint, and filed cross claims against Hollinger Inc. for breach of contract, indemnity, contribution, and negligence, seeking damages, indemnification, or contribution to Sugra (Bermuda) and against Hollinger Inc. for the full amount of any judgment awarded against Sugra (Bermuda) in the action. On February 25, 2005, Hollinger Inc. filed its answer to Sugra (Bermuda)’s cross claims and asserted cross claims of its own against Sugra (Bermuda) for indemnification, negligence/impairment of collateral, and tortious interference with contractual relations, seeking indemnification and damages for the full amount of any judgment awarded against Hollinger Inc. in the action. Plaintiffs filed an amended complaint on July 5, 2005. The amended complaint asserts an alternative damages claim of $3.3 million, plus interest and attorneys’ fees. In September 2005, plaintiffs filed a motion for leave to amend their complaint again to add the Company and Publishing as defendants. In their proposed complaint, plaintiffs allege that the Company and Publishing assumed Hollinger Inc.’s obligations when Hollinger Inc. transferred ownership of Sugra (Bermuda) to Publishing in 2002 and that they are liable for breach of the obligations that they assumed. Also in September 2005, Hollinger, Inc. filed a motion for leave to bring a third-party action against the Company and Publishing. Hollinger Inc.’s proposed complaint alleges that the Company and Publishing are alter egos of Sugra (Bermuda) and should therefore be held liable on Hollinger Inc.’s cross claims against Sugra (Bermuda). Both motions are pending. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada
      On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company being advanced by Cardinal Value Equity Partners. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding thus far. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and Ravelston for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company filed an application with the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by (i) American Home Assurance Company, (ii) Chubb Insurance Company of Canada, (iii) Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and (iv) Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Other Actions
      The Company and members of the Special Committee have had a suit filed against them before the Ontario Superior Court of Justice by Boultbee whose position as an officer was terminated in November 2003. In November 2003, the Special Committee found that Boultbee received approximately $0.6 million of “non-competition” payments that had not been properly authorized by the Company. The Company was unable to reach a satisfactory agreement with Boultbee for, among other things, repayment of these amounts and as a result, terminated his position as an officer of the Company. Boultbee is asserting claims for wrongful termination, indemnification for legal fees, breach of contract relating to stock options and loss of reputation, and is seeking approximately Cdn.$16.1 million from the defendants. The action is in its preliminary stages, and it is not yet possible to determine its ultimate outcome. On November 18, 2004, the Company and Boultbee resolved Boultbee’s claim for advancement and indemnification of legal fees, as part of which Boultbee agreed to discontinue this portion of claim. The Company is bringing a motion to stay this action until the litigation in Illinois involving the Company, Boultbee and others has been concluded. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.” The Company’s motion documents were served on June 21, 2005. A date for the hearing of the motion has not yet been scheduled.

      On June 27, 2005, Kenneth Whyte, former editor-in-chief of the National Post, filed an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Whyte v. Hollinger International Inc., Index No. 602321/05. Whyte alleges that the Company improperly declined to allow him to exercise his vested stock options in February 2004 and asserts damages in excess of $680,000. In September 2005, the Company moved to dismiss the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
      On August 25, 2005, Boultbee filed an action against the Company in the Court of Chancery of the State of Delaware alleging that the Company wrongfully failed to advance to him legal fees and expenses he allegedly incurred in connection with certain actions and investigations. He is seeking an order requiring the Company to pay approximately $257,000 in advancement for such legal fees, plus interest, and declaring that he is entitled to such advancement going forward. He is also seeking an award of attorneys fees for bringing the action. In September 2005, the Company filed counterclaims seeking a declaration that Boultbee was not entitled to advancement in connection with certain proceedings and that he is liable for repayment of 50% of amounts already advanced to him. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Class A Common Stock is listed on the New York Stock Exchange under the trading symbol HLR. At September 30, 2005 there were 75,687,055 shares of Class A Common Stock outstanding, excluding 12,320,967 shares held by the Company, and these shares were held by approximately 190 holders of record and approximately 1,890 beneficial owners. As of September 30, 2005, 14,990,000 shares of Class B Common Stock were outstanding, all of which were owned by Hollinger Inc.

      The following table sets forth for the periods indicated the high and low sales prices for shares of the Class A Common Stock as reported by the New York Stock Exchange Composite Transactions Tape for the periods since January 1, 2003, and the cash dividends paid per share on the Class A Common Stock.

			Cash
	Price Range		Dividends
			Paid per
Calendar Period	High	Low	Share

2003
First Quarter	$10.73	$7.54	$0.05
Second Quarter	11.70	7.89	0.05
Third Quarter	13.65	10.45	0.05
Fourth Quarter	16.12	11.90	0.05
2004
First Quarter	$19.81	$14.25	$0.05
Second Quarter	20.50	15.81	0.05
Third Quarter	17.75	15.60	0.05
Fourth Quarter	18.95	15.38	0.05
2005
First Quarter	$15.93	$10.75	$5.55
Second Quarter	11.01	9.06	0.05
Third Quarter	10.60	9.51	0.05
      On September 30, 2005, the closing price of the Company’s Class A Common Stock was $9.80 per share.
      Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid.
      As a holding company, the Company’s ability to declare and pay dividends in the future with respect to its Common Stock will be dependent upon, among other factors, its results of operations, financial condition and cash requirements, the ability of its subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in future loan agreements and other financing obligations to third parties relating to such subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities. The Company has paid all dividends that have been declared during 2004 and to date in 2005.
Equity Compensation Plan Information

Number of Securities
Remaining Available
	(a)		for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders	3,240,136	$11.54	4,324,675
Equity compensation plans not approved by security holders	—	—	—

Total	3,240,136	$11.54	4,324,675

      See Note 16 to the Company’s consolidated financial statements herein for the summarized information about the Company’s equity compensation plans.

Recent Sales of Unregistered Securities
      None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      None.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
				Restated(6)	Restated(6)
Statement of Operations Data(1):
Operating revenues:
Advertising	$428,641	$410,883	$390,617	$469,615	$1,149,608
Circulation	102,528	98,220	100,291	134,526	293,488
Job printing	17,194	15,698	13,819	20,234	53,127
Other	5,575	6,530	6,677	17,271	16,627

Total operating revenues	553,938	531,331	511,404	641,646	1,512,850
Operating costs and expenses	532,210	518,150	452,683	648,234	1,272,859
Depreciation and amortization(2)	32,739	39,180	39,061	51,961	103,634

Operating income (loss)	(11,011)	(25,999)	19,660	(58,549)	136,357
Interest expense	(19,084)	(29,377)	(57,341)	(77,872)	(141,983)
Amortization of deferred financing costs	(780)	(1,503)	(5,585)	(10,367)	(10,469)
Interest and dividend income	19,876	22,886	15,109	63,155	16,686
Other income (expense), net(3)	(116,068)	78,110	(168,086)	(312,315)	529,919

Earnings (loss) from continuing operations before income taxes and minority interest	(127,067)	44,117	(196,243)	(395,948)	530,510
Income taxes (benefit)	35,650	128,001	37,390	(33,536)	371,897
Minority interest	1,185	5,325	2,167	(13,803)	50,760

Earnings (loss) from continuing operations	(163,902)	(89,209)	(235,800)	(348,609)	107,853

Earnings from discontinued operations (net of income taxes)	398,570	14,901	5,171	20,103	41,334

Net earnings (loss)	$234,668	$(74,308)	$(230,629)	$(328,506)	$149,187

Diluted earnings per share:
Loss from continuing operations	$(1.81)	$(1.02)	$(2.46)	$(3.48)	$0.97
Earnings from discontinued operations	4.40	0.17	0.06	0.20	0.37

Net earnings (loss)(4)	$2.59	$(0.85)	$(2.40)	$(3.28)	$1.34

Cash dividends per share paid on Class A and Class B Common Stock	$0.20	$0.20	$0.41	$0.55	$0.55

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
		Restated(6)	Restated(6)	Restated(6)	Restated(6)
Balance Sheet Data(1):
Working capital (deficiency)(a)	$(34,469)	$(368,484)	$(235,940)	$111,992	$(267,412)
Total assets(5)	1,738,898	1,785,104	2,161,433	2,076,958	2,846,894
Minority interest	29,845	28,255	17,097	16,084	89,228
Long-term debt, less current installments	2,053	308,168	310,105	806,512	807,495
Redeemable preferred stock	—	—	8,650	8,582	13,088
Total stockholders’ equity	152,186	4,926	117,933	345,656	871,228

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Segment Data(1):
Operating revenues:
Chicago Group	$464,439	$450,789	$441,778	$442,884	$401,417
Canadian Newspaper Group	89,499	80,542	69,626	197,948	1,065,198
U.S. Community Group	—	—	—	814	46,235

Total operating revenues	$553,938	$531,331	$511,404	$641,646	$1,512,850

Operating income (loss):
Chicago Group	$96,420	$24,358	$38,640	$5,965	$29,213
Canadian Newspaper Group	4,091	(4,983)	605	(45,244)	115,115
U.S. Community Group	—	—	—	(121)	4,561
Investment and Corporate Group	(111,522)	(45,374)	(19,585)	(19,149)	(12,532)

Total operating income (loss)	$(11,011)	$(25,999)	$19,660	$(58,549)	$136,357

(a)	Excluding escrow deposits and restricted cash, assets and liabilities of operations to be disposed of and current installments of long-term debt.

(1)	The financial data as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. The financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from audited financial statements not presented separately herein and has been adjusted as necessary for the effects of the restatements described in (6) below. The financial data for all periods has been revised to reflect discontinued operations treatment of the Telegraph Group and The Jerusalem Post. During 2004, 2003 and 2002, The Jerusalem Post represented substantially all operations and assets in the Community Group. Remaining, immaterial, data of the previous U.K. Newspaper Group for all periods presented and the Community Group as of and for the years ended December 31, 2004, 2003 and 2002, is reflected in the Investment and Corporate Group. The remaining Community Group newspapers, which were disposed of during 2001 and 2000, have been reflected as continuing operations for those years in U.S. Community Group. In addition, in 2001, the Company sold its remaining interest in the National Post to CanWest and several Canadian newspapers to Osprey Media and in 2000 it sold a majority of its Canadian newspapers and related assets to CanWest. These dispositions are the primary cause for the significant decrease from 2000 to 2001 in “Total operating revenues,” “Operating costs and expenses” and “Depreciation and amortization.”

(2)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a consequence, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives. See Note 1(j) of Notes to the consolidated financial statements.

(3)	The principal components of “Other income (expense), net” are presented below:

	2004	2003	2002	2001	2000

	(In thousands)
Loss on extinguishment of debt	$(60,381)	$(37,291)	$(35,460)	$—	$(10,554)
Write-down of investments	(365)	(7,700)	(40,536)	(48,037)	(20,621)
Write-down of FDR Collection	—	(6,796)	—	—	—
Gain (loss) on Participation Trust and CanWest Debentures, including exchange gains and losses	(30,859)	112,504	2,627	(16,062)	—
Foreign currency gains (losses), net	(222)	(1,167)	(82,142)	16,437	(15,888)
Losses on Total Return Equity Swap	—	—	(15,237)	(73,863)	(16,334)
Gain (loss) on sales of publishing interests, net(a)	(19,007)	(6,251)	—	(1,236)	564,702
Settlements with former directors and officers	1,718	31,547	—	—	—
Gain (loss) on sale of investments	1,709	3,578	—	(147,213)	31,159
Gain on sale of non-operating assets	1,090	—	2,591	—	718
Write-down of property, plant and equipment	—	(5,622)	—	(1,343)	—
Equity in losses of affiliates, net of dividends received	(3,321)	(2,373)	(907)	(11,990)	(14,753)
Gain related to dilution of investment in equity accounted company	—	—	—	—	17,008
“Non-competition” payments	—	—	—	(6,100)	—
Other	(6,430)	(2,319)	978	(22,908)	(5,518)

	$(116,068)	$78,110	$(168,086)	$(312,315)	$529,919

(a)	Amount recorded in 2004 represents adjustments in estimated net proceeds to be received related to the sale of publishing interests in prior years.

(4)	The Company’s diluted earnings per share is calculated on the following diluted number of shares outstanding (in thousands): 2004 — 90,486, 2003 — 87,311, 2002 — 96,066, 2001 — 100,128 and 2000 — 111,510.

(5)	Includes goodwill and intangible assets, net of accumulated amortization, of $287.1 million at December 31, 2004, $287.9 million at December 31, 2003, $290.5 million at December 31, 2002, $332.4 million at December 31, 2001 and $593.9 million at December 31, 2000.

(6)	The Company has restated its Consolidated Balance Sheets as of December 31, 2003, 2002, 2001 and 2000 and its Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 due to the correction of accounting errors in prior periods. The restatement resulted from errors and expected adjustments to the Company’s U.S. federal tax returns for 1999 and 1998.
      The following table sets forth the net effect of the restatements on specific amounts presented in the Statement of Operations Data:

	Year Ended December 31,

	2001	2000

Income taxes (benefit) after effect of discontinued operations(a)	$(35,469)	$370,210
Additional interest on accrued income taxes largely resulting from additional gain on sale of assets and newspaper operations in 1999(b)	1,933	1,687

Restated income taxes (benefit)	$(33,536)	$371,897

      The following table summarizes the effect of the restatement on the Consolidated Balance Sheet Data:

	As of December 31,

	2003	2002	2001	2000

Working capital (deficiency), as previously reported	$(345,319)	$(212,775)	$135,157	$(245,425)
Additional income taxes payable and related interest largely resulting from additional gain on sale of assets and newspaper operations in 1999(b)	(23,165)	(23,165)	(23,165)	(21,987)

Restated working capital (deficiency)	$(368,484)	$(235,940)	$111,992	$(267,412)

Total stockholders’ equity, as previously reported	$36,776	$149,783	$377,506	$901,145
Additional income taxes and related interest largely resulting from additional gain on sale of assets and newspaper operations in 1999(b)	(31,850)	(31,850)	(31,850)	(29,917)

Restated total stockholders’ equity	$4,926	$117,933	$345,656	$871,228

(a)	The financial statements for all periods presented have been revised to reflect discontinued operations treatment, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), resulting from the sale of certain operations as described in Note 3 to the consolidated financial statements contained herein.

(b)	The errors and expected adjustments relate to the Company’s U.S. federal tax returns for 1998 and 1999. The increased tax liability largely represents additional income taxes and related interest (net of applicable tax benefits) resulting principally from errors in computing the gain on sale of assets and newspaper operations sold in 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      All amounts relate to continuing operations unless otherwise noted.
Overview
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Chicago Group and the Canadian Newspaper Group. The Chicago Group represents approximately 83.8% of the Company’s revenues for the year ended December 31, 2004 and includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group represents approximately 16.2% of the Company’s revenues for the year ended December 31, 2004 and consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which are held through the Company’s approximately 87% interest in Hollinger L.P.
      As discussed in “Item 1 — Business”, the Company completed the sale of the Telegraph Group on July 30, 2004. The sale of the Telegraph Group represented a disposition of substantially all of the operations of the U.K. Newspaper Group. On December 15, 2004, the Company sold The Jerusalem Post and its related publications, which represented substantially all of the operations of the Community Group. In this annual report, the results of operations and financial condition of the Telegraph Group and The Jerusalem Post are reported for all periods presented as discontinued operations. See Note 3 to the consolidated financial statements. Consequently, the following discussion and analysis of the Company’s financial condition and results of operations exclude the businesses sold unless otherwise noted.

      The Company’s revenues are primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenues for the year ended December 31, 2004. Advertising revenue is largely comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy in general, on both a national and local level, and in individual business sectors. The Company’s advertising revenue experiences seasonality with the third quarter typically being the lowest and the fourth quarter being the highest. Advertising revenue is recognized upon publication of the advertisement.
      Approximately 19% of the Company’s revenues for the year ended December 31, 2004 were generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenues from job printing and other activities which are recognized upon delivery.
      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 41% of the Company’s total operating costs for the year ended December 31, 2004. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 13% of the Company’s total operating costs for the year ended December 31, 2004. Newsprint prices are subject to fluctuation as newsprint is a commodity and can vary significantly from period to period. Newsprint costs are recognized upon consumption.
      Management fees paid to Ravelston, RMI and other affiliated entities and costs related to corporate aircraft were incurred at the corporate level and allocated to the operating segments in 2003 and prior periods. The two aircraft were grounded prior to 2004 and consequently, no costs were allocated to the operating segments in 2004. With the termination of the management services agreements effective June 1, 2004 and the sale of one aircraft and lease cancellation of the other, similar charges are not expected to be incurred in future periods. However, litigation against the Company is in process related to the lease cancellation. See Note 23 to the consolidated financial statements. Management fees and aircraft costs incurred during the year ended December 31, 2003 were approximately $26.0 million and $4.6 million, respectively, of which $9.3 million and $1.2 million, respectively, were allocated to the Telegraph Group and The Jerusalem Post and, accordingly, reflected in discontinued operations. Upon completion of the move of the Company’s accounting and finance functions to Chicago from Toronto during 2005, the Company estimates that annualized compensation costs of employees engaged in activities formerly provided under management services agreements with RMI and its affiliates will be approximately $6.0 million.
      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in Hollinger L.P. was 87% at December 31 in each of the years 2004, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Developments Since December 31, 2004
      The following events may impact the Company’s consolidated financial statements for periods subsequent to those covered by this report.
      Additional costs of approximately $22.4 million have been incurred through June 30, 2005 related to those activities described under “Significant Transactions in 2004 — Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors.”
      On January 18, 2005, the Company paid a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock as declared by the Board of Directors to holders of record on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on the Company’s Class A and Class B Common Stock on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. Following the special dividends in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including the Deferred Stock Units (“DSU’s”), have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock.
      On January 26, 2005, the Company issued 105,500 DSU’s and on March 14, 2005, the Company issued 20,000 DSU’s that vest in 25% increments on each annual anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); death or permanent disability. These DSU’s will be expensed ratably over the vesting period.
      On March 31, 2005, the Company notified the SEC of the termination of registration of the 9% Senior Notes due 2010 (the “Senior Notes”). See Note 25 to the consolidated financial statements.
      On March 31, 2005 and June 23, 2005, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share, paid on the Company’s Class A and Class B Common Stock on April 20, 2005 and July 15, 2005 to stockholders of record on April 8, 2005 and July 1, 2005, respectively. On September 22, 2005, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share payable on the Company’s Class A and Class B Common Stock on October 17, 2005 to stockholders of record on October 3, 2005.
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies is also subject to court approval. See “Item 3 Legal Proceedings — Stockholder Derivative Litigation.”
      On May 13, 2005, Black commenced a lawsuit in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred for one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by the SEC against Black and others. See “Item 3 Legal Proceedings — Black v. Hollinger International Inc., filed on May 13, 2005.”
      In May 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders largely from the proceeds of the CanWest Exchange Offer. See Note 5 to the consolidated financial statements. Approximately 13% (or $12.0 million) of this dividend was paid to the minority unitholders.

Significant Transactions in 2004
      Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors — The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Black, Radler and others are reflected in “Other operating costs” in the Consolidated Statements of Operations. These costs primarily consist of legal and other professional fees. The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation brought by the Company’s direct and indirect controlling stockholders and various former members of the Company’s management and Board of Directors following the Special Committee’s findings and the Company’s actions in November 2003, costs to defend the court order in the January 2004 SEC action against challenges by Hollinger Inc., costs of cooperating with the various government agencies investigating the matters discussed in the Report, and attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided for by the Company’s by-laws, subject to the undertaking of the recipients to repay the fees advanced should it ultimately be determined by the courts that they were not entitled to be indemnified.

      The aforementioned costs amounted to approximately $60.1 million for the year ended December 31, 2004, as further discussed below, in addition to $10.1 million of costs incurred for the year ended December 31, 2003. The costs of $60.1 million for the year ended December 31, 2004 include approximately $26.6 million in costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including but not limited to fees and expenses of (i) conducting the investigation, (ii) preparing the Report, (iii) preparing, filing and pursuing litigation on behalf of the Company seeking more than $500 million in damages arising out of the actions of the Company’s controlling stockholders and other current and former officers and directors of the Company, (iv) defending the Court Order in the January 2004 SEC Action against challenges by Hollinger Inc.; (v) defending and defeating the counterclaims of Hollinger Inc. and Black in the Delaware Litigation; (vi) defending and defeating the anti-suit injunction motion and appeal brought by Ravelston and its affiliates in Canada to prevent prosecution in the United States of the Company’s claims; and (vii) cooperating with various government agencies investigating the conduct that is the subject of the Report.
      In addition to the costs for the Special Committee’s work, the Company has incurred other legal costs and other professional fees of $15.5 million for the year ended December 31, 2004. The legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.
      The Company has also incurred legal fees and costs of approximately $18.0 million for the year ended December 31, 2004 that the Company has been required to advance to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company. As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, the Company believes Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings. Recoverability of such amounts is uncertain and have not been recognized. Through December 31, 2004, the Company has paid or accrued approximately $6.2 million on behalf of Black.
      During 2003, the Company received from its former executive officers a total of $1.2 million in restitution in accordance with the terms of an agreement. Through December 31, 2004, the Company was paid additional amounts in restitution totaling $30.3 million, excluding interest, in accordance with the terms of the agreement. These amounts were reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 as “Other income (expense), net.”
      On April 27, 2004, the Company reached a settlement with Atkinson, a former director and officer of the Company. The terms of the settlement are subject to approval by the Delaware Chancery Court. Under the settlement with the Company, Atkinson agreed to pay the Company all the proceeds of the “non-competition” and certain incentive payments he received plus interest, which totaled approximately $2.8 million. Prior to the end of December 2003, Atkinson paid the Company $0.4 million. Atkinson exercised his vested options and the option proceeds of $4.0 million were deposited pursuant to an escrow agreement and are reflected as restricted cash on the Consolidated Balance Sheet as of December 31, 2004. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. The Company recorded approximately $1.7 million of this settlement, excluding interest, in 2004 which is included in “Other income (expense), net” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004.
      Sale of the Telegraph Group — As part of the Strategic Process, on July 30, 2004, the Company completed the sale of the Telegraph Group for £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1 as of the date of sale). This price was subject to adjustment depending on actual working capital of the businesses sold and the amount of U.K. Newspaper Group tax losses ultimately surrendered to the purchaser, but such adjustment was not material (less than one-half of one percent of the purchase price). The sale of the Telegraph Group represented a disposition of substantially all of the operations of the U.K. Newspaper Group. The Telegraph Group has been reported as discontinued operations and the remaining, immaterial components of the U.K. Newspaper Group are reflected in the Investment and

Corporate Group segment for all periods presented. The consolidated financial statements for all periods have been revised to reflect this treatment. See Note 3 to the consolidated financial statements.
      On July 30, 2004, the Company used approximately $213.4 million of the proceeds from the sale of the Telegraph Group to repay in full all amounts outstanding under its Senior Credit Facility with Wachovia Bank, N.A. (the “Senior Credit Facility”) and terminated all derivatives related to that facility. In addition, the Company paid costs of approximately $2.1 million for premiums and fees related to the early repayment of the facility and $32.3 million, including $29.7 million recognized in prior years in mark-to-market adjustments, to cancel the related derivatives. The Senior Credit Facility and related items were previously reflected as obligations of the U.K. Newspaper Group and are included in discontinued operations.
      Retirement of 9% Senior Notes — In June 2004, the Company commenced a tender offer and consent solicitation to retire all of the 9% Senior Notes. Approximately 97% of the principal amount of the 9% Senior Notes were tendered. The Company used approximately $341.2 million of the proceeds from the sale of the Telegraph Group to purchase and retire the 9% Senior Notes tendered and related expenses. The tender closed on August 2, 2004. In September 2004, the Company retired an additional $3.4 million in principal amount of the 9% Senior Notes. The cost of the early retirement of the 9% Senior Notes is approximately $60.4 million, consisting of a premium for early retirement, derivative cancellation fees and related fees. The cost has been reflected in “Other income (expense) — net” for the year ended December 31, 2004. See “— Liquidity and Capital Resources.”
      Declaration of Special and Regular Dividends — On December 16, 2004, from the proceeds of the sale of the Telegraph Group, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share on the Company’s Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company will have sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. Following the special dividends in 2005, the outstanding grants under the Company’s stock incentive plans, including the DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. On December 16, 2004, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share on the Company’s Class A and Class B Common Stock which was paid on January 18, 2005.
      The Chicago Sun-Times Circulation Overstatement — On June 15, 2004, the Company announced that the Audit Committee was conducting an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. On October 5, 2004, the Company announced the results of this internal review. The review by the Audit Committee determined that weekday and Sunday average circulation of the Chicago Sun-Times, as reported in the audit reports issued by the ABC commencing in 1998, had been overstated. The Audit Committee found no overstatement of Saturday circulation data. The inflated circulation figures were submitted by the Company to ABC, which then reported these figures in its annual audit report issued with respect to the Chicago Sun-Times.
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
      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of related lawsuits filed against the Company, the Company recorded pre-tax charges of approximately $24.1 million in 2003 and approximately $2.9 million in 2004. On September 16, 2005, the Company reached a tentative settlement of the consolidated class action lawsuits related to the circulation overstatement. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate, including amounts related to the tentative settlement, as of December 31, 2004. See “— Risk Factors” in Item 1 and Item 3 “— Chicago Sun-Times Circulation Cases.”
      The Audit Committee also conducted a Company-wide review and found that certain circulation inflation practices were employed at two other of its Chicago area newspapers, the Daily Southtown and The Star. Since the inflation practices at the Daily Southtown and The Star began in mid-2003, none of the inflated circulation figures have been reported publicly in ABC circulation audit reports. The overstatement practices have been discontinued at these newspapers, and the Company does not expect the practices at these newspapers will have a material impact on the Company. Circulation inflation practices were also found at The Jerusalem Post, which was sold in December 2004. See “Sale of The Jerusalem Post” following.
      The Company has implemented procedures to help ensure that similar circulation overstatements do not occur in the future. See “Item 9A — Controls and Procedures.”
      Disposition of Interest in Trump Joint Venture — On June 21, 2004, the Company entered into an agreement to sell its 50% interest in a joint venture for the development of the property on which a portion of the Chicago Sun-Times operations was then situated. Immediately prior to the sale of the interest in the joint venture, the Company contributed to the joint venture its property in downtown Chicago where the Chicago Sun-Times had conducted its editorial, pre-press, marketing, sales and administrative activities. Under the terms of the agreement, the Company received $4.0 million upon entering into the agreement and the balance of approximately $66.7 million, net of closing costs and adjustments, was received in cash at closing on October 15, 2004. As a result, the Company recognized a gain before taxes of approximately $44.2 million in 2004, which is included in “Other operating costs” in the accompanying Consolidated Statement of Operations.
      As a result of the decision to sell its interest in the joint venture and related real estate, the Chicago Sun-Times entered into an operating lease for new office space. The new lease is for 15 years and will have an average annual expense of approximately $2.7 million. The Chicago Sun-Times relocated to the new office space in the fourth quarter of 2004 resulting in capital expenditures of approximately $17.7 million through December 31, 2004. See “— Liquidity and Capital Resources — Capital Expenditures.”
      Hollinger L.P. Tender Offer — On August 6, 2004, the Toronto Stock Exchange (“TSX”) suspended the listing of the units of Hollinger L.P. since the general partner of Hollinger L.P. does not have at least two independent directors as required by TSX listing requirements. On August 5, 2004, the Company expressed an interest in pursuing a tender for the units of Hollinger L.P. not held by affiliates of the Company. An independent committee of the general partner of Hollinger L.P., consisting of the sole independent director, was formed and it retained independent legal counsel and financial advisors. Continuing liquidity for minority unit holders during the tender process has been provided through a listing of the units on a junior board of the TSX Venture Exchange. On December 10, 2004, it was announced that the Company would not pursue the tender until such time as Hollinger L.P. is current in its financial statement filings. On August 5, 2005, the units were delisted from the TSX and are now listed on the NEX, which is a separate board of the TSX.
      CanWest Debentures — In November 2000, the Company and Hollinger L.P., received approximately Cdn.$766.8 million aggregate principal amount of 12 1/8% Fixed Rate Subordinated Debentures due November 15, 2010 (the “CanWest Debentures”) issued by a wholly-owned subsidiary of CanWest called 3815668 Canada Inc. (the “Issuer”). The CanWest Debentures were guaranteed by CanWest and were issued to the Company and Hollinger L.P. in partial payment for the sale of certain Canadian newspaper and Internet assets to CanWest. In 2001, the Company and Hollinger L.P. sold participations of approximately Cdn.$756.8 million (US$490.5 million) principal amount of the CanWest Debentures to a special purpose trust (the “Participation Trust”). Notes of the Participation Trust, denominated in U.S. dollars (the “Trust Notes”), were in turn issued and sold by the Participation Trust to third parties. As a result of the periodic interest payments on the CanWest Debentures made in kind in 2002, 2003 and 2004 and a partial redemption by the Issuer of the CanWest Debentures in 2003, as of September 30, 2004, there was outstanding approximately Cdn.$889.5 million aggregate principal amount of CanWest Debentures. The Company and Hollinger L.P. were the record owners of all of these CanWest Debentures, but as of

September 30, 2004, beneficially owned only approximately Cdn.$4.7 million and Cdn.$83.8 million principal amount, respectively, of CanWest Debentures, with the balance beneficially owned by the Participation Trust.
      On October 7, 2004, the Company agreed, under the terms of an agreement with CanWest the purpose of which was to facilitate the refinancing by CanWest of the existing CanWest Debentures with newly issued debentures through an exchange offer (the “CanWest Exchange Offer”), to sell to CanWest for cash all of the CanWest Debentures beneficially owned by the Company upon the completion of the CanWest Exchange Offer. The CanWest Exchange Offer was completed on November 18, 2004. The Company received approximately $133.6 million in respect of CanWest Debentures and residual interest in the Participation Trust that was attributable to foreign currency exchange. The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust with debentures issued by a wholly-owned subsidiary of CanWest and the unwinding of the Participation Trust. As a result, the Company’s exposure to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on $16.7 million held as restricted cash. The Company recognized a loss on the settlement of the Participation Trust and related CanWest Debentures in 2004 of approximately $30.9 million largely due to foreign currency gains recognized in prior years which were not ultimately realized. See Note 5 to the consolidated financial statements and “— Liquidity and Capital Resources — Off Balance Sheet Arrangements” following.
      Sale of The Jerusalem Post — On December 15, 2004, the Company announced that, as part of the Strategic Process, it had completed the sale of The Palestine Post Limited. That company is the publisher of The Jerusalem Post, The Jerusalem Report and related publications. The transaction involved the sale by the Company of its debt and equity interests in The Palestine Post Limited for $13.2 million. The sale of The Palestine Post Limited represented a disposition of substantially all of the remaining operations of the Community Group. The Jerusalem Post is reported as discontinued operations and the remaining, immaterial components of the Community Group are reflected in the Investment and Corporate Group segment. The consolidated financial statements for all periods have been revised to reflect this treatment. See Note 3 to the consolidated financial statements.
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

Accruals for Contingent Tax Liabilities
      At December 31, 2004, the Company’s Consolidated Balance Sheet includes $867.5 million of accruals intended to cover contingent liabilities for taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of the accruals relates to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken. The Company may also be subject to penalties. The ultimate resolution of these tax contingencies will be dependent upon a number of factors, including discussions with taxing authorities and the nature, extent and timing of any restitution or reimbursement received by the Company.
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
      Unrecognized actuarial gains and losses are recognized by the Company over a period of approximately 12 years, which represents the weighted-average remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience, changes in assumptions and from differences between expected returns and actual returns on assets. At the end of 2004, the Company had unrecognized net actuarial losses of $76.5 million. These unrecognized amounts could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”
      The estimated accumulated benefit obligations for the defined benefit plans exceeded the fair value of the plan assets at December 31, 2004, 2003 and 2002. During 2004, 2003 and 2002, excluding discontinued operations, non-cash charges of $3.9 million ($2.9 million, net of tax and minority interest), $1.6 million ($1.7 million, net of tax and minority interest), and $21.8 million ($12.4 million, net of tax), respectively, were recorded in other comprehensive loss for the increase in minimum pension liability. Similar charges may be required in future years as the impact of changes in global capital markets and interest rates on the value of the Company’s pension plan assets and obligations is measured.
      During 2004, the Company made contributions of $4.8 million to defined benefit pension plans. Global capital market and interest rate fluctuations could impact future funding requirements for such plans. If the actual operation of the plans differs from the assumptions, additional Company contributions may be required. If the Company is required to make significant contributions to fund the defined benefit pension plans, reported results could be adversely affected, and the Company’s cash flow available for other uses would be reduced.
Restatements and Reclassifications
      As described in footnote 6 to “Item 6 — Selected Financial Data” and Note 2 to the consolidated financial statements, the Company has restated certain of the financial statements and related data for prior periods. The following discussion and analysis of results of operations and financial condition is based on such restated financial data. As previously stated, all amounts relate to continuing operations unless otherwise noted.
Results of Operations for the Years ended December 31, 2004, 2003 and 2002
      The following table sets forth, for the Company’s segments and for the periods indicated, certain items and related percentage relationships derived from the Consolidated Statements of Operations.

	Year Ended December 31,

	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)			(Percentage)
Operating revenues:
Chicago Group	$464,439	$450,789	$441,778	83.8%	84.8%	86.4%
Canadian Newspaper Group	89,499	80,542	69,626	16.2	15.2	13.6

Total operating revenues	$553,938	$531,331	$511,404	100.0%	100.0%	100.0%

Operating income (loss):
Chicago Group	$96,420	$24,358	$38,640
Canadian Newspaper Group	4,091	(4,983)	605
Investment and Corporate Group	(111,522)	(45,374)	(19,585)

Total operating income (loss)	$(11,011)	$(25,999)	$19,660

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Advertising	$428,641	$410,883	$390,617
Circulation	102,528	98,220	100,291
Job printing	17,194	15,698	13,819
Other	5,575	6,530	6,677

Total operating revenues	553,938	531,331	511,404
Total operating costs and expenses	564,949	557,330	491,744

Operating income (loss)	(11,011)	(25,999)	19,660
Interest expense	(19,084)	(29,377)	(57,341)
Amortization of deferred financing costs	(780)	(1,503)	(5,585)
Interest and dividend income	19,876	22,886	15,109
Other income (expense), net	(116,068)	78,110	(168,086)

Earnings (loss) from continuing operations before income taxes and minority interest	(127,067)	44,117	(196,243)
Income taxes	35,650	128,001	37,390
Minority interest	1,185	5,325	2,167

Loss from continuing operations	(163,902)	(89,209)	(235,800)

Earnings from discontinued operations (net of income taxes)	398,570	14,901	5,171

Net earnings (loss)	$234,668	$(74,308)	$(230,629)

Loss per share from continuing operations	$(1.81)	$(1.02)	$(2.46)

Net earnings (loss) per share	$2.59	$(0.85)	$(2.40)

2004 Compared with 2003

Loss from Continuing Operations
      Loss from continuing operations in 2004 amounted to $163.9 million, or a loss of $1.81 per share compared to a loss of $89.2 million in 2003, or a $1.02 loss per share. During 2004 and 2003, the Company incurred costs of $60.1 million and $10.1 million, respectively, with respect to Special Committee costs which include legal and other costs incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation that has arisen as a result of the issues that the Special Committee has investigated and fees paid by the Company as a result of indemnifications of current and former officers and directors. The Company also incurred costs of approximately $60.4 million related to the premiums, derivative termination fees and other costs to purchase and retire the 9% Senior Notes in 2004, recognized a loss of $30.9 million on settlement of the Participation Trust and related CanWest Debentures and recognized a gain on sale of assets of $44.8 million. During 2003, the Company also had a number of significant items, including costs on the early retirement of debt of $37.3 million, circulation restitution and settlement costs of $24.1 million, gains related to the Participation Trust and related CanWest Debentures of $112.5 million and income from settlements with former directors and officers of $31.5 million, all on a before tax basis.

Operating Revenues and Operating Loss
      Operating revenues and operating loss in 2004 were $553.9 million and $11.0 million, respectively, compared with operating revenues of $531.3 million and an operating loss of $26.0 million in 2003. The increase in operating revenues of $22.6 million over the prior year is a reflection of an increase in advertising revenues at both the Chicago Group and the Canadian Newspaper Group. The $15.0 million decrease in operating loss in 2004 is primarily due to a decrease in RMI management fees and corporate aircraft costs of $19.2 million, an increase of $45.0 million in gains on the sale of assets, including the Trump joint venture and related assets, a decrease in circulation restitution expenses of $21.2 million, partially offset by an increase in the above referenced costs incurred with respect to the Special Committee of $50.0 million, $5.4 million of insurance premiums related to coverage of directors and officers liability for prior periods, increased stock-based compensation expense of $3.9 million, increases in other corporate legal and professional fees of $7.4 million and a $1.8 million write-off of intangible assets, while the revenue increase was partially offset by increases in other operating expenses.

Operating Costs and Expenses
      Total operating costs and expenses in 2004 increased by $7.6 million to $564.9 million from $557.3 million in 2003. The increase is primarily related to an increase in the above referenced costs incurred with respect to the Special Committee of $50.0 million and other corporate legal and professional fees of $7.4 million, increased compensation expense of $8.7 million, including increased stock-based compensation of $3.9 million, increases in operating expenses associated with increased operating revenues, including newsprint of $3.5 million, $5.4 million for the previously mentioned insurance premiums and an increase of approximately $6.4 million to increase ongoing directors and officers coverage, and higher insurance premiums generally, partially offset by the decrease in RMI management fees of approximately $16.2 million and corporate aircraft costs of $3.0 million, increased gains on the sale of assets of $45.0 million, decreased expense related to Chicago Sun-Times circulation restitution of $21.2 million, and a decrease in depreciation and amortization expense of $6.4 million, largely resulting from intangibles which became fully amortized at the end of 2003 or during 2004.

Interest Expense
      Interest expense was $19.1 million and $29.4 million in 2004 and 2003, respectively. The decrease in interest expense largely reflects the retirement of the 9% Senior Notes and related derivatives.

Interest and Dividend Income
      Interest and dividend income in 2004 was $19.9 million compared with $22.9 million in 2003. This decrease is largely due to $7.1 million in interest recognized on settlements from former officers and directors in 2003 partially offset by income earned on cash invested from the sale of the Telegraph Group.

Other Income (Expense), Net
      Other income (expense), net, in 2004 worsened by $194.2 million to net expense of $116.1 million from net income of $78.1 million in 2003, primarily due to costs associated with the retirement of the Company’s 9% Senior Notes of $60.4 million, representing an increase in the cost of debt retirement on the 9% Senior Notes of $23.1 million as compared to the debt retired in 2003, a loss on settlement of the Participation Trust and related CanWest Debentures of $30.9 million, representing a deterioration of $143.4 million as compared to the $112.5 million in gains in 2003, a decrease in settlements with former directors and officers of $29.8 million, and an increase in losses on sales of publishing interests, net of $12.8 million, partially offset by lower asset and investment write-downs, of $19.8 million. See Note 19 to the consolidated financial statements.

Income Taxes
      Income taxes were $35.7 million and $128.0 million in 2004 and 2003, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for deferred tax assets and the impact of intercompany and other transactions between U.S. and foreign entities. Provisions related to contingent liabilities to cover additional taxes and interest that may be payable amounted to $44.1 million in 2004 and $108.2 million in 2003. In both years, the Company recorded changes in the valuation allowance related to its deferred tax assets to give effect to its assessment of the prospective realization of certain future tax benefits. The valuation allowance was increased by $38.6 million in 2004 and decreased by $12.3 million in 2003. The intercompany and other transactions resulted in an expense of $17.6 million in 2004 and a benefit of $1.2 million in 2003. See Note 20 to the Company’s consolidated financial statements.

Minority Interest
      Minority interest in 2004 totaled $1.2 million compared to $5.3 million in 2003. Minority interest primarily represents the minority share of net earnings of Hollinger L.P. The decrease in 2004 is due to the lower operating results of Hollinger L.P., primarily due to decreased foreign currency gains mainly from the Participation Trust, partially offset by foreign exchange gains due to the strengthening of the Canadian dollar.

Discontinued Operations
      The Company completed the sale of the Telegraph Group on July 30, 2004. On December 15, 2004, the Company completed the sale of the Palestine Post Limited. These disposals have been recorded as discontinued operations in accordance with SFAS No. 144 for all the periods presented. See Note 3 to the consolidated financial statements and “Sale of the Telegraph Group” and “Sale of The Jerusalem Post” under the heading Significant Transactions in 2004.

2003 Compared with 2002

Loss from Continuing Operations
      The loss from continuing operations for the year ended December 31, 2003 amounted to $89.2 million or a loss of $1.02 per diluted share compared to a loss from continuing operations of $235.8 million for the year ended December 31, 2002 or a loss of $2.45 per diluted share. The losses in 2003 and 2002 included a large number of infrequent and unusual items as discussed below.

Operating Revenues and Operating Income (Loss)
      Operating revenues and operating loss in 2003 were $531.3 million and $26.0 million, respectively, compared with operating revenues of $511.4 million and operating income of $19.7 million, respectively, in 2002. The increase in operating revenues of $19.9 million was principally due to an increase in revenue at both the Chicago and Canadian Newspaper Groups. The decrease in operating income of $45.7 million was largely due to costs of $24.1 million related to circulation restitution at the Chicago Sun-Times for previous overstatements of circulation levels, an increase in expenses related to stock-based compensation of $6.7 million and the costs related to the Special Committee investigation and related litigation of $10.1 million.

Operating Costs and Expenses
      Operating costs and expenses increased by $65.6 million to $557.3 million in 2003 from $491.7 million in 2002. The increase in total operating costs was principally due to the increase in stock-based compensation of $6.7 million, the previously described costs of approximately $10.1 million related to the Special Committee investigation and related litigation, approximately $24.1 million of costs related to circulation restitution at the Chicago Sun-Times and increased management fees and aircraft costs of $3.1 million. In addition, there were increases in operating expenses associated with increased revenues, including newsprint of $6.6 million and compensation expense in the Chicago Group and Canadian Newspaper Group of $9.4 million. These costs were partially offset by the reversal of excess accruals for provisions for doubtful accounts at the Chicago Group of approximately $5.0 million.

Interest Expense
      Interest expense totaled $29.4 million and $57.3 million for the years ended December 31, 2003 and 2002, respectively. Interest expense in 2003 included the mark-to-market losses on the value of the interest rate swaps on the 9% Senior Notes entered into in January 2003. In 2003, the mark-to-market valuation of these swaps resulted in an expense of $5.6 million. Excluding the impact of the mark-to-market valuation of these swaps, interest expense reflected lower average interest rates on long-term debt for 2003. The effective rate of interest on the 9% Senior Notes was reduced through the use of a fixed to floating interest rate swap on $250.0 million of the 9% Senior Notes. In addition, the 9.25% Senior Subordinated Notes were retired in January 2003, resulting in lower interest expense in 2003.

Interest and Dividend Income
      Interest and dividend income was $22.9 million in 2003 compared with $15.1 million in 2002. The increase of $7.8 million arose primarily from approximately $7.1 million of interest that accrued on amounts receivable from settlements with former directors and officers. This increase was partially offset as the Company ceased recognizing interest on amounts due from CanWest, pending resolution of the arbitration (See Note 23 to the consolidated financial statements), and reflected lower average cash deposits throughout 2003.

Other Income (Expense), Net
      Other income (expense), net in 2003 was income of $78.1 million compared to a net expense of $168.1 million in 2002. Included in the income in 2003 was the write-off of deferred financing costs and premiums paid of $37.3 million on the redemption of the Company’s 9.25% Senior Subordinated Notes in January 2003. The Company also recognized write-downs of approximately $6.8 million relating to the FDR Collection, a collection of Franklin D. Roosevelt correspondence and artifacts (see Note 19 to the consolidated financial statements), $7.7 million in write-downs of investments and $5.6 million in write-downs of property, plant and equipment. These costs were partially offset by $31.5 million of restitution received or receivable from certain current or former directors and officers of the Company. Of this amount, $1.2 million was received in 2003 and the remaining $30.3 million has been collected in 2004. For 2002, the other expense, net of $168.1 million primarily consisted of the write-down of investments of $40.5 million, the loss of $15.2 million related to the total return equity swap and losses incurred on the early extinguishment of debt of approximately $35.5 million. Other foreign currency gains and losses in 2003 amounted to losses of $1.2 million compared with net foreign currency losses of $82.2 million in 2002. Gains on the Participation Trust and CanWest Debentures were $112.5 million in 2003, while losses of $78.2 million on the substantial liquidation of the Company’s investment in the Canadian Newspaper Group accounted for the major portion of the expense in 2002. See Note 19 to the consolidated financial statements.

Income Taxes
      Income tax expense in 2003 was $128.0 million compared to an expense of $37.4 million in 2002. In both 2003 and 2002, income tax expense varies substantially from the U.S. federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest that the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $108.2 million in 2003 and $45.3 million in 2002. In both years, the Company recorded changes in the valuation allowance related to its deferred tax assets to give effect to its assessment of the prospective realization of certain future tax benefits. The valuation allowance was decreased by $12.2 million in 2003 and increased by $17.4 million in 2002. Also in 2002, the Company recorded a provision of $38.9 million for the tax impacts of the disposition and liquidation of its Canadian operations. See Note 20 to the Company’s consolidated financial statements.

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

Change in Accounting Principle
      The transitional provisions of SFAS No. 142 required the Company to assess whether goodwill was impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using a multiple of maintainable normalized cash earnings. As a result of this transitional impairment test, and based on the methodology adopted, the Company determined that the carrying amount of The Jerusalem Post properties was in excess of its estimated fair value. Accordingly, the value of goodwill attributable to The Jerusalem Post was written down in its entirety. The write-down of $20.1 million (net of tax of $nil) was reflected in the Consolidated Statement of Operations as of January 1, 2002 as “Earnings from operations of business segments disposed of.” The Company determined that the fair value of each of the other reporting units was in excess of its respective carrying amount, both on adoption and at year end for purposes of the annual impairment test. See Note 1(j) to the consolidated financial statements herein.

Discontinued Operations
      See Note 3 to the consolidated financial statements and “Sale of the Telegraph Group” and “Sale of The Jerusalem Post” under the heading “Item 7 — Management’s Discussion and Analysis of Financial Condition — Significant Transactions in 2004.”

Segment Results
      The Company divides its business into three principal segments; the Chicago Group, the Canadian Newspaper Group, and the Investment and Corporate Group.
      Below is a discussion of the results of operations of the Company by segment.

Chicago Group
      The following table sets forth, for the Chicago Group, for the periods indicated, certain results of operations and percentage relationships.

	Year Ended December 31,

	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)			(Percentage)
Operating revenues:
Advertising	$362,355	$352,029	$341,262	78.0%	78.1%	77.2%
Circulation	90,024	86,532	89,427	19.4	19.2	20.2
Job printing and other	12,060	12,228	11,089	2.6	2.7	2.6

Total operating revenues	464,439	450,789	441,778	100.0	100.0	100.0

Operating costs and expenses:
Newsprint	67,823	65,109	60,146	14.6	14.4	13.6
Compensation	174,009	170,483	170,895	37.5	37.8	38.7
Other operating costs	95,662	155,141	136,099	20.6	34.5	30.8
Depreciation	18,673	19,344	18,847	4.0	4.3	4.3
Amortization	11,852	16,354	17,151	2.5	3.6	3.9

Total operating costs and expenses	368,019	426,431	403,138	79.2	94.6	91.3

Operating income	$96,420	$24,358	$38,640	20.8%	5.4%	8.7%

2004 Compared with 2003
      Operating revenues for the Chicago Group were $464.4 million in 2004 compared to $450.8 million in 2003, an increase of $13.6 million.
      Advertising revenue was $362.4 million in 2004 compared with $352.0 million in 2003, an increase of $10.3 million. The increase was a result of higher revenue in retail advertising of $4.8 million and national advertising of $5.6 million.
      Circulation revenue was $90.0 million in 2004 compared with $86.5 million in 2003, an increase of $3.5 million. The increase in circulation revenue is attributable to the single copy price increase at the Chicago Sun-Times which took effect in April 2004 as the increase in price more than offset the decline in volume attributable to the price increase. The single copy price was increased $0.15 from $0.35 to $0.50. The volume decline related to the circulation overstatement had no impact on circulation revenue. Job printing and other revenue was generally comparable between years amounting to $12.1 million in 2004 compared with $12.2 million in 2003.
      The inflation of circulation figures revealed through the Company’s investigation concluded that the inflation of circulation figures did not result in the misstatement of circulation revenues recognized by the Chicago Group. See discussion of “Other operating costs,” below and “Significant Transactions in 2004 — The Chicago Sun-Times Circulation Overstatement.”
      Total operating costs and expenses were $368.0 million in 2004 compared with $426.4 million in 2003, a decrease of $58.4 million. This decrease is largely reflective of the decrease in other operating costs as discussed below.
      Newsprint expense in 2004 was $67.8 million compared with $65.1 million in 2003, an increase of $2.7 million. Total newsprint consumption decreased approximately 8% with the average cost per tonne of newsprint approximately 10% higher in 2004. Declines in consumption reflect the cessation of practices relating to the overstatement of circulation and consequent reduction resulting from the printing of excessive copies of certain publications, principally the Chicago Sun-Times, as well as volume declines primarily resulting from the single copy price increase.
      Compensation costs in 2004 were $174.0 million compared with $170.5 million in 2003, an increase of $3.5 million. The increase is largely due to wage increases in the editorial area and approximately $1.1 million in higher benefit costs.
      Other operating costs were $95.7 million in 2004, compared with $155.1 million in 2003, a decrease of $59.5 million. The decrease is reflective of a $44.2 million gain on the sale of assets related to the Trump joint venture, lower circulation restitution expenses of $21.2 million and a reduction in RMI management fees and aircraft costs of $8.2 million, somewhat offset by increases in severance expense of $0.6 million, increased marketing and promotional spending of $6.0 million to support the Chicago Sun-Times’ single copy price increase, increased circulation and distribution costs of $2.6 million, a write-off of intangible assets of $1.8 million and an increase of $3.0 million in insurance costs, primarily director and officer and property insurance.
      Depreciation and amortization expense was $30.5 million in 2004 compared with $35.7 million in 2003. The decrease, primarily in amortization expense, reflects certain non-compete intangible assets that were fully amortized at the end of 2003. This expense includes $7.3 million and $7.1 million in 2004 and 2003, respectively, related to amortization of capitalized direct response advertising costs.
      Operating income totaled $96.4 million in 2004 compared with $24.4 million in 2003, an increase of $72.1 million. The increases reflect the previously noted gain on sale of assets and higher revenues combined with the lower other operating costs and depreciation and amortization expenses, partially offset by the increases in newsprint and compensation expenses.

2003 Compared with 2002
      Operating revenues for the Chicago Group were $450.8 million in 2003 compared to $441.8 million in 2002, an increase of $9.0 million.
      Advertising revenue was $352.0 million in 2003 compared with $341.3 million in 2002, an increase of $10.8 million or 3.2%. The overall increase was largely a result of higher advertising revenue in retail advertising of $5.6 million and national advertising of $3.5 million.
      Circulation revenue was $86.5 million in 2003 compared with $89.4 million in 2002, a decrease of $2.9 million. The decline in circulation revenue was attributable primarily to volume declines in the single copy market. Sunday single copy sales declined and, although the volume of Sunday home delivery increased, the increased volume was achieved at discounted price levels.
      Total operating costs in 2003 were $426.4 million compared with $403.1 million in 2002, an increase of $23.3 million. The increase is largely reflective of increases in other operating costs and newsprint expense as discussed below.
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
      Compensation costs in 2003 were $170.5 million compared with $170.9 million in 2002, a decrease of $0.4 million. In 2003, labor cost savings were achieved in production and circulation with the implementation of new technology and further consolidation of the distribution network. These declines were partially offset by a 3% increase in employee benefit costs.
      Other operating costs in 2003 were $155.1 million compared with $136.1 million in 2002, an increase of $19.0 million. In 2003, the Chicago Group recorded costs of $24.1 million for restitution to and settlement of litigation with advertisers as a result of the overstatement of circulation levels in the current and prior years and in 2002, the Chicago Group incurred $0.5 million in pre-operating costs from the start-up of the new printing facility. Other operating costs, excluding those items, decreased in 2003 primarily as a result of a decrease in the provisions for doubtful accounts. During 2003, the Chicago Group updated underlying assumptions used for estimating its allowance for doubtful accounts and determined it could reduce the allowance by approximately $5.0 million. This reduction was partially offset by cost increases due to the launch of a free distribution newspaper during the fourth quarter of 2002 and increases in insurance costs. These increases were partially offset by savings achieved in facilities rental and a reduction in distribution costs.
      Depreciation and amortization expense in 2003 was $35.7 million compared with $36.0 million in 2002, a reduction of $0.3 million. This expense includes $7.1 million and $8.3 million in 2003 and 2002, respectively, related to amortization of capitalized direct response advertising costs.
      Operating income in 2003 was $24.4 million compared with $38.6 million in 2002, a decrease of $14.3 million. The change reflected the combined impact of the items noted above.

Canadian Newspaper Group
      The following table sets forth, for the Canadian Newspaper Group, for the periods indicated, certain results of operations and percentage relationships.

	Year Ended December 31,

	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)			(Percentage)
Operating revenues:
Advertising	$66,286	$58,854	$49,355	74.1%	73.1%	70.9%
Circulation	12,504	11,688	10,864	14.0	14.5	15.6
Job printing and other	10,709	10,000	9,407	11.9	12.4	13.5

Total operating revenues	89,499	80,542	69,626	100.0	100.0	100.0

Operating costs and expenses:
Newsprint	7,640	6,810	5,210	8.5	8.5	7.5
Compensation	40,890	43,511	33,713	45.7	54.0	48.4
Other operating costs	35,163	33,648	28,797	39.3	41.8	41.3
Depreciation	1,715	1,556	1,301	1.9	1.9	1.9

Total operating costs and expenses	85,408	85,525	69,021	95.4	106.2	99.1

Operating income (loss)	$4,091	$(4,983)	$605	4.6%	(6.2)%	0.9%

2004 Compared with 2003
      Operating revenues in the Canadian Newspaper Group in 2004 were $89.5 million compared with $80.5 million in 2003. The increase in revenue was primarily a reflection of the strengthening Canadian dollar against the U.S. dollar. In addition, there was an increase in revenue in local currency of approximately Cdn.$4.0 million primarily due to growth of the Canadian economy in general. Circulation levels remained relatively constant in 2004 compared to 2003.
      The operating income of the Canadian Newspaper Group was $4.1 million in 2004 compared to an operating loss of $5.0 million in 2003. This improvement was primarily the result of the $9.0 million increase in operating revenues. Total operating costs decreased approximately $0.1 million compared to 2003, primarily due to a decrease in compensation costs of $2.6 million as the result of lower pension and post-retirement obligation expense. These obligations relate to pension and post-retirement liabilities to retired employees not assumed by the purchasers of the related businesses when those businesses were sold in prior years. The decrease in compensation expense was partially offset by an increase in other operating expenses of approximately $1.5 million, primarily due to exchange rate effects, higher legal and consulting fees, and an increase in newsprint expense of approximately $0.8 million, partially offset by a decrease in RMI management fees of $2.7 million. The effect of the increase in foreign exchange rates on operating costs approximated its impact on revenue.
      The Canadian Newspaper Group has experienced an increase in competition over the last two years in certain markets where the Company has publications. This did not have a significant effect on results in 2004 and 2003, but may become a factor in the future as competing newspaper groups are aggressively entering markets, both where the Company publishes and where it does not currently publish.

2003 Compared with 2002
      Operating revenues in the Canadian Newspaper Group in 2003 were $80.5 million compared with $69.6 million in 2002. The increase in revenue was primarily a reflection of the strengthening Canadian dollar against the U.S. dollar, although there was an increase of approximately Cdn.$3.1 million in revenue. During 2003, advertising revenue was higher primarily due to growth of the Canadian economy in general. This growth was partly offset by a reduction of advertising during the fourth quarter in the automobile sector. Circulation levels remained relatively constant in 2003 compared to 2002.
      The operating loss of the Canadian Newspaper Group was $5.0 million in 2003 compared to operating income of $0.6 million in 2002. The 2003 results for the Canadian Newspaper Group included an increase in pension and post-retirement obligation expense of Cdn.$5.8 million primarily relating to liabilities to retired employees not assumed by the purchasers of the related businesses when those businesses were sold in prior years. In addition, the cost of newsprint increased slightly, but this was partially offset by a decrease in the amount of newsprint used. The effect of the increase in foreign exchange rates on operating costs approximated its impact on revenue. Other operating costs in 2002 includes a gain on sale of assets of $2.7 million.

Investment and Corporate Group
      The following table sets forth, for the Investment and Corporate Group, for the periods indicated, certain results of operations items.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating costs and expenses:
Compensation	$18,502	$10,687	$3,171
Other operating costs	92,521	32,761	14,652
Depreciation	499	1,926	1,762

Total operating costs and expenses	111,522	45,374	19,585

Operating loss	$(111,522)	$(45,374)	$(19,585)

2004 Compared with 2003
      Operating costs and expenses of the Investment and Corporate Group were $111.5 million in 2004 compared with $45.4 million in 2003. Included in costs for the Investment and Corporate Group in 2004 and 2003 was $60.1 million and $10.1 million, respectively, relating to the investigation and review being conducted by the Special Committee and related litigation. These costs were reflected as other operating costs in the Company’s Consolidated Statements of Operations. Included in the $60.1 million and $10.1 million are legal fees and other professional fees related to the Special Committee investigation and related litigation and legal fees of approximately $18.0 million and $1.6 million, respectively, advanced by the Company on behalf of current and former directors and officers. The Company also incurred stock-based compensation charges of approximately $10.6 million and $6.7 million in 2004 and 2003, respectively. These costs were largely incurred as a result of modifications made to options granted to individuals that lengthened the period of time that their options would be exercisable after their employment with the Company was terminated. The extensions were generally granted to allow for a 30-day exercise period commencing once the Company again becomes current with its reporting requirements under the Exchange Act. See Note 16 to the consolidated financial statements. The remaining increase in operating costs and expenses in 2004 versus 2003 is largely due to additional insurance premiums of $5.4 million to cover prior periods, additional director and officer insurance premiums of $3.4 million, increases in other legal and professional fees of $7.4 million and increases in corporate staffing costs of $3.9 million, somewhat offset by a decrease in RMI management fees of $6.4 million and corporate aircraft costs of $1.9 million.
      The Company terminated the management services agreements with RMI, Moffat and Black-Amiel effective June 1, 2004. The Company proposed to pay, and accrued fees totaling approximately $0.5 million for the five-month period ended June 1, 2004. See “Overview” for additional discussion related to management fees.

2003 Compared with 2002
      Operating costs and expenses of the Investment and Corporate Group were $45.4 million in 2003 compared with $19.6 million in 2002, an increase of $25.8 million. Included in the costs for the Investment and Corporate Group in 2003 was $10.1 million relating to the investigation and review being conducted by the Special Committee and related litigation. These costs were reflected as other operating costs in the Company’s Consolidated Statement of Operations. Included in the $10.1 million are legal fees and other professional fees related to the Special Committee investigation including related litigation and legal fees of approximately $1.6 million advanced by the Company on behalf of current and former directors and officers. The Company also incurred stock-based compensation charges of approximately $6.7 million in 2003 ($nil in 2002). These costs were incurred as a result of modifications made to options granted to individuals that lengthened the period of time that their options would be exercisable after their employment with the Company was terminated and the impact of repriced options. See Note 16 to the consolidated financial statements.
Liquidity and Capital Resources
      Hollinger International Inc. is a holding company and its assets consist primarily of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its subsidiaries through dividends, intercompany advances and other payments. Similarly, the Company’s ability to pay dividends on its common stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and may be subject to or become subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends or repatriate funds to the United States. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.
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
      Using proceeds from the sale of the Telegraph Group on July 30, 2004, the Company fully repaid and cancelled its Senior Credit Facility and purchased and retired substantially all of its 9% Senior Notes through a tender offer and consent solicitation. All but $9.4 million of the $300.0 million in principal amount of the 9% Senior Notes were purchased through the tender and all covenants were removed from the untendered notes. During September 2004, the Company purchased in the open market and retired an additional $3.4 million in principal amount of the 9% Senior Notes. In addition, the Company repaid the remaining $5.1 million on its 8.625% Senior Notes, due 2005, upon their maturity in March 2005.

      The following table summarizes the Company’s cash, short-term investment and debt positions as of the dates indicated:

	December 31,	December 31,
	2004	2003

	(In thousands)
Cash and cash equivalents	$395,926	$66,589
Short-term investments	532,050	19,400

Total cash and short-term investments	$927,976	$85,989

8.625% Senior Notes, matured on March 15, 2005	$5,082	$5,082
9% Senior Notes due 2010	6,000	300,000
Other debt	3,276	5,117

Total debt	$14,358	$310,199

      Certain recent actions and activities underway or under consideration have reduced or could reduce the Company’s cash and short-term investment position as compared to the position as of December 31, 2004. On December 16, 2004, the Board of Directors declared a special dividend of $2.50 per share in an aggregate amount of approximately $226.7 million, which was paid on January 18, 2005. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share, which was paid on March 1, 2005 in an aggregate amount of approximately $272.0 million. The Board of Directors believes that following the special dividends, the Company has sufficient liquidity to fund its operations and obligations and to avail itself of strategic opportunities. In May 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders largely from the proceeds of the CanWest Exchange Offer. See Note 5 to the consolidated financial statements. Approximately 13% (or $12.0 million) of this dividend was paid to the minority unitholders. The Company may attempt to purchase the remaining $6.0 million in principal amount of the 9% Senior Notes.
      The Company also recognizes that there may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). The Company has recorded accruals to cover contingent liabilities for income taxes, which are presented as other tax liabilities classified as follows in the Company’s Consolidated Balance Sheets (see Note 20 to the consolidated financial statements):

	December 31,	December 31,
	2004	2003

	(In thousands)
Classified as current liabilities	$518,300	$455,599
Classified as non-current liabilities	349,228	301,896

	$867,528	$757,495

      Current tax liabilities at December 31, 2004 ($689.7 million) as compared to December 31, 2003 ($462.6 million after restatement — See Note 2 to the consolidated financial statements) increased primarily as a result of taxes on the gain related to the sale of the Telegraph Group ($171.2 million as current). Internal Revenue Code Section 965 (“Section 965”), enacted as part of the American Jobs Creation Act of 2004 in October 2004, allows U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate. Section 965 provides that U.S. companies may elect, for one tax year, an 85% dividends received deduction for eligible dividends from their foreign subsidiaries. Repatriated funds must be invested by the company in the United States pursuant to a domestic reinvestment plan approved by company management before the funds are repatriated.
      Pursuant to this legislation, in November 2004, the Company’s management approved a domestic reinvestment plan and received a dividend from its U.K. subsidiary. Accordingly, the Company recognized a benefit of approximately $16.0 million in 2004 as a result of this legislation. The Section 965 benefit is included in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the

year ended December 31, 2004. In March 2005, the Company paid approximately $180.0 million in estimated U.S. Federal income taxes largely representing the current liability recorded related to the sale of the Telegraph Group.
      A substantial portion of the accruals to cover contingent liabilities for income taxes relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes, but the effects of these strategies have not been reflected in the consolidated financial statements. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties. The timing and amounts of any payments the Company may be required to make are uncertain.
      As discussed under “Item 3 — Legal Proceedings,” the Company is currently involved in several legal actions as both plaintiff and defendant. These actions are in various stages and it is not yet possible to determine their ultimate outcome. At this time, the Company cannot estimate the impact these actions and the related legal fees may have on its future cash requirements.
      Discussions are underway for a new credit facility to be used for general corporate purposes and to provide continued liquidity. Based on responses to date and historical access to bank and bond markets, the Company expects that it can complete a financing to meet its needs in the event those needs exceed currently available liquidity.

Cash Flows
      Cash flows used in continuing operating activities were $16.7 million for 2004, compared with $47.7 million provided by continuing operating activities in 2003, a decline of $64.4 million. The comparison of operating cash flows between years is affected by several key factors. The net loss from continuing operations has increased by $74.7 million from $89.2 million in 2003 to $163.9 million in 2004. Other significant variances in operating cash flow items between years were related to levels of non-cash write-downs and non-operating inflows of cash related to foreign currency gains in respect of the Participation Trust and the sale of investments and property, plant and equipment and to non-cash provisions for deferred income taxes and other tax liabilities. In addition, premiums on debt extinguishments, included in loss from continuing operations but presented in financing activities increased by $31.0 million. Other than the above items, the variance was largely attributable to changes in the timing of cash payments of payables and accruals and income taxes payable.
      Working capital consists of current assets less current liabilities. At December 31, 2004, working capital deficiency, excluding debt obligations and escrow deposits and restricted cash was $34.5 million compared to a deficiency of $368.5 million (excluding discontinued operations) at December 31, 2003. Current assets, excluding escrow deposits and restricted cash, were $1,056.4 million at December 31, 2004 and $266.1 million at December 31, 2003 (excluding discontinued operations). Current liabilities, excluding debt obligations, were $1,090.9 million at December 31, 2004, compared with $634.6 million at December 31, 2003 (excluding discontinued operations). The improvement is primarily due to proceeds received from the sale of the Telegraph Group, less amounts used to repay indebtedness.
      Cash flows provided by investing activities in 2004 were $879.3 million compared with cash flows used in investing activities of $22.6 million in 2003. The improvement in cash provided by investing activities is primarily the result of net proceeds the Company received in 2004 from the sale of the Telegraph Group and the Palestine Post Limited of $1,204.0 million, the dissolution of the Participation Trust of $133.6 million and $70.7 million in proceeds from the sale of the Trump joint venture. Aggregate purchases of property, plant and equipment and investments and other non-current assets in 2004 approximated amounts in 2003. The Company invested approximately $512.6 million in short-term investments from the proceeds of the sale of the Telegraph Group in 2004. The Company has incurred capital expenditures of approximately $17.7 million through December 31, 2004 in relation to the relocation of the offices of the Chicago Sun-Times. See “Capital Expenditures.”

      Cash flows used in financing activities were $295.7 million in 2004 and $64.2 million in 2003. The cash used in financing activities primarily reflects the repayment of long-term debt, somewhat offset by issuance of equity related to option exercises and restitution receipts from former directors and officers received in 2004. During 2003, the Company repaid $524.6 million of its 9.25% Senior Subordinated Notes due in 2006 and 2007, including early redemption premiums. These notes were classified as current at December 31, 2002 and repaid with some of the proceeds which were held in escrow at December 31, 2002, from the issuance of debt. Most proceeds from the issuance of the 9% Senior Notes and drawings under the Senior Credit Facility were held in escrow at December 31, 2002. The Company’s regular dividend payments in 2004 remained at a level similar to 2003.

Debt
      Long-term debt, including the current portion, was $14.4 million at December 31, 2004 compared with $310.2 million at December 31, 2003. During 2004, the Company retired approximately $294.0 million of the 9% Senior Notes and reduced other debt by $1.8 million. During 2003, the Company retired $504.9 million principal amount of the 9.25% Senior Subordinated Notes due in 2006 and 2007 and reduced other debt by $3.1 million.
      As discussed earlier, the Company completed its sale of the Telegraph Group on July 30, 2004 and received net proceeds of approximately $1,191.2 million. The Company used approximately $213.4 million of these proceeds to fully repay and cancel the Company’s Senior Credit Facility reflected in “Non-current Liabilities of operations to be disposed of” in the Consolidated Balance Sheet at December 31, 2003.
      In June 2004, the Company made a tender (as amended in July 2004) for the retirement of the 9% Senior Notes. The tender offer closed on July 30, 2004, at which point approximately 97% of the 9% Senior Notes were tendered for early retirement and the covenants were removed from the 9% Senior Notes that remained outstanding. The Company retired approximately $290.6 million in principal of the 9% Senior Notes and incurred costs of approximately $59.9 million related to premiums to retire the debt, derivative cancellation costs and other fees. During September 2004, the Company purchased another $3.4 million in principal amount of the 9% Senior Notes on the open market and retired them for a total cost (principal, premium and fees) of approximately $3.9 million.

Leases
      The Company is party to several leases for facilities and equipment. These leases are primarily operating leases in nature. In 2004, the Company entered into a new 15-year operating lease related to the relocation of the offices of the Chicago Sun-Times. See “— Capital Expenditures.”

Capital Expenditures
      The Chicago Group and the Canadian Newspaper Group have funded their recurring capital expenditures out of cash provided by their respective operating activities and anticipate that they will have sufficient cash flow to continue to do so for the foreseeable future. In 2004, the Chicago Sun-Times entered into a 15-year operating lease for new office space and incurred costs of approximately $17.7 million related to leasehold improvements and other capital expenditures through December 31, 2004. During 2004 and 2003, the Chicago Group capitalized approximately $8.2 million and $7.9 million, respectively, of telemarketing costs.

Dividends and Other Commitments
      See “Declaration of Special and Regular Dividends” under the caption “Significant Transactions in 2004.” The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable dividend expectations.

Off-Balance Sheet Arrangements

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
      The CanWest Exchange Offer resulted in the exchange of all outstanding Trust Notes issued by the Participation Trust and the dissolution of the Participation Trust in 2004. As a result, the Company’s exposure to foreign exchange fluctuations under the Participation Trust was eliminated at that date. The Company was also relieved of the requirement to maintain cash on hand to satisfy needs of the Participation Trust, which removed the restrictions on the $16.7 million reflected as “Escrow deposits and restricted cash” on the Company’s Consolidated Balance Sheets. See Note 5 to the consolidated financial statements.

Derivatives
      The Company has historically used swap agreements to address currency and interest rate risks associated with its significant credit and debt agreements including the 9% Senior Notes. The Company marked-to-market the value of the swaps on a quarterly basis, with the gains or losses recognized in the Consolidated Statements of Operations. The fair value of these contracts and swaps was included in non-current liabilities in the Consolidated Balance Sheets in “Other liabilities” at December 31, 2003.
      As discussed under “Debt” above, the Company terminated the derivatives related to the 9% Senior Notes when this debt was substantially retired, using the proceeds from the sale of the Telegraph Group. The Company paid $10.5 million related to early termination of the derivatives on the 9% Senior Notes.

Commercial Commitments and Contractual Obligations
      In connection with the Company’s insurance program, letters of credits are required to support certain projected workers’ compensation obligations. At December 31, 2004, letters of credit in the amount of $4.9 million were outstanding.
      Set out below is a summary of the amounts due and committed under the Company’s contractual cash obligations at December 31, 2004:

		Due in
		1 Year or	Due Between	Due Between	Due Over
	Total	Less	1 and 3 Years	3 and 5 Years	5 Years

	(In thousands)
8.625% Senior Notes(1)	$5,082	$5,082	$—	$—	$—
9% Senior Notes(2)	6,000	6,000	—	—	—
Other long-term debt	3,276	1,223	2,012	41	—
Operating leases	66,877	5,459	12,280	10,514	38,624

Total contractual cash obligations	$81,235	$17,764	$14,292	$10,555	$38,624

(1)	These notes matured and were retired in March 2005.

(2)	The Company intends to purchase the remaining principal of the 9% Senior Notes as they become available on the open market. Accordingly, the $6.0 million outstanding on the 9% Senior Notes has been reflected as “Current portion of long-term debt” in the accompanying Consolidated Balance Sheet at December 31, 2004.

      In addition to amounts committed under its contractual cash obligations, the Company also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of its assets. The Company is also involved in various matters in litigation. For more information on the Company’s contingent obligations, see “Item 3 — Legal Proceedings” and Note 23 to the consolidated financial statements.
Recent Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132, (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). This Statement retains the disclosures required by Statement 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements; those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost is to be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R was to be effective as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the compliance date was changed by the SEC such that SFAS 123R is effective at the start of the next fiscal period beginning after June 15, 2005, which is January 1, 2006 for the Company. The Company has not yet determined the impact that SFAS 123R will have on its results of operations and expects to adopt SFAS 123R on January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Newsprint. On a consolidated basis, newsprint expense for continuing operations for the years ended December 31, 2004, 2003 and 2002 amounted to $75.5 million, $71.9 million and $65.4 million, respectively. Management believes that newsprint prices may continue to show significant price variation in the future. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during 2004, a change in the price of newsprint of $50 per tonne would have increased or decreased the loss from continuing operations for the year ended December 31, 2004 by approximately $4.2 million. The average price per tonne of newsprint was approximately $540 in 2004 versus approximately $495 in 2003.
      Inflation. During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.
      Interest Rates. At December 31, 2004, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.
      Foreign Exchange Rates. A portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for 2004, a $0.05 change in the Canadian dollar would have the following effect on the Company’s reported net earnings for the year ended December 31, 2004:

	Actual Average
	2004 Rate	Increase/Decrease

		(In thousands)
Canada	$0.7697/Cdn.$	$4,295
      The CanWest Exchange Offer was completed on November 18, 2004. As a consequence, all exposure the Company previously had to foreign exchange fluctuations under the Participation Trust was eliminated at that date. See “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements.”

Item 8.	Financial Statements and Supplementary Data
      The information required by this item appears beginning at page 107 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
(a)     Evaluation of Disclosure Controls and Procedures
      Pursuant to Rule 13a-15(e) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its CEO and its CFO. Based on that evaluation, for the reasons and in respect of the matters noted below and in the ensuing management’s report on internal control over financial reporting, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2004 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable.
      Procedures were undertaken in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
      Disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Exchange Act are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b)     Management’s Report on Internal Control over Financial Reporting
      Internal control over financial reporting is the process designed by, or under the supervision of, the CEO and CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as described in its report Internal Control — Integrated Framework to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
      A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management did not complete its December 31, 2004 assessment of the Company’s internal control over financial reporting. Specifically, management did not complete its documentation or assessment of the design and operating effectiveness of automated information technology (“IT”) application controls over processing transactions related to certain significant accounts, including revenue, employee compensation and accumulated depreciation and depreciation expense. This failure to complete the assessment occurred because the Company did not effectively manage or add the resources required to evaluate automated IT application controls before December 31, 2004, and is reflective of the Company’s ineffective control environment, noted as a material weakness below. Due to pervasive deficiencies in IT general controls, including change management controls, management was not able to evaluate the design and operating effectiveness of the Company’s automated IT application controls as of December 31, 2004. Had the Company completed its assessment of internal control over financial reporting as of December 31, 2004, it is possible that additional material weaknesses would have been identified.
      Notwithstanding the failure to complete its assessment of internal control over financial reporting, management concluded that internal control over financial reporting was ineffective as of December 31, 2004, as a result of the following material weaknesses:
      Ineffective Control Environment: The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment were identified as of December 31, 2004:

•	Former senior management did not set an appropriate “tone at the top” to instill a company-wide attitude of integrity and control consciousness.

•	Numerous management review and approval controls, across both operational and financial processes, were ineffective.

•	There was no documentation of the Company’s accounting policies to ensure the proper and consistent application of U.S. GAAP throughout the organization.

•	There was a pervasive lack of resources, including both personnel and system capabilities, in key control areas.

•	The Company’s internal audit function was inadequately staffed to plan or perform routine internal audits in addition to assisting with management’s assessment of the effectiveness of internal control over financial reporting.

•	Inadequate planning, management and execution of the Company’s assessment of the effectiveness of internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002 resulted in the failure of management to evaluate the Company’s automated IT application controls as of December 31, 2004.

      Prior to December 31, 2004, the Company instituted a number of changes in its policies and procedures intended to address the “tone at the top” deficiency noted above. Management believes that these changes had not been in place and operating effectively for a sufficient period of time by December 31, 2004 to provide sufficient evidence to conclude that the related internal controls were operating effectively as of December 31, 2004.
      These deficiencies resulted in material errors in the financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. These material errors in the financial statements were corrected by management prior to publication of the Company’s financial statements.
      IT General Controls: The Company’s IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2004. Specifically, formal written policies and procedures, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      Ineffective Risk Assessment: The Company’s policies and procedures did not provide for a formal strategic risk assessment process as of December 31, 2004. As a result, management did not identify, prioritize and allocate sufficient resources to manage or mitigate financial reporting risks. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      Ineffective Financial Reporting Process: Controls over the preparation of interim and year-end financial statements and reconciliation of key accounts were not effective as of December 31, 2004. The following specific deficiencies were identified:

•	Staffing levels in the accounting and finance functions were insufficient given the level of complexity of the Company’s operations, corporate transactions, litigation and organization structure. Roles and responsibilities within the accounting function were not clearly defined.

•	The Company’s information systems were inadequate to support the complexity described above due to multiple, incompatible applications and platforms, manual interfaces and inadequate IT support staff.

•	There were no documented procedures for the approval and review of standard and non-standard journal entries and account reconciliations.

•	There were no defined, consistent and documented processes and procedures for the initiation, processing and recording of the underlying accounts, the financial close process, and the consolidation and preparation of interim and year-end financial statements.
      These deficiencies resulted in material errors in the financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. These material errors in the financial statements were corrected by management prior to publication of the Company’s financial statements.
      Income Taxes: The Company’s policies and procedures relating to preparation of current and deferred income tax provisions and related balance sheet accounts were ineffective. The Company was not able to reasonably estimate taxable income at the time the tax provision was prepared. Staffing levels and documentation in the Company’s tax function were inadequate and there was an absence of institutional knowledge of numerous, complex historical transactions. In addition, there were no formal written policies and procedures and formal documentation demonstrating the performance of key controls associated with the tax function. This deficiency resulted in material errors in the financial statements as of and for the year ended December 31, 2004 which were corrected by management prior to publication of the Company’s financial statements and material errors in previously-issued financial statements which were corrected by restating the Company’s consolidated balance sheet as of December 31, 2003 and the related consolidated statements of stockholders’ equity for the years ended December 31, 2003 and 2002 included in this Annual Report on Form 10-K. In addition, the Company’s consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001, included in the Company’s Form 10-K for the year ended December 31, 2003, and the 2003 interim periods in the Company’s 2004 Forms 10-Q were restated as a result of material errors in accounting for income taxes. In addition, these deficiencies contributed to delays in completion of the Company’s December 31, 2004 financial statements.
      KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the Company’s internal control over financial reporting.
(c)     Changes in Internal Control over Financial Reporting and Other Remediation
      Changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include:

•	An update of the Company’s Code of Business Conduct and Ethics with a communication to all employees that everyone in the Company is required to read, understand and follow the policies therein. This communication also outlined several methods for employees to report improper or unethical behavior, including use of a confidential “whistleblower” process.

•	Separation of the distribution function from the circulation department with a requirement to report independently to senior management.

•	The implementation of random monthly audits of reported circulation.
      These changes are partially in response to the circulation overstatements at certain of the Company’s publications that took place over a number of years starting in 1997 and that, as described in the Company’s Form 10-K for the year ended December 31, 2003, could largely be attributed to material weaknesses in the Company’s control environment, including the “tone at the top.” In addition to the changes described above, through September 30, 2004, the Company implemented changes in corporate governance and changes to enhance the “tone at the top,” as described in the Company’s Form 10-K for the year ended December 31, 2003.
      Since December 31, 2004, the Company has made and continues to make additional material changes in internal control over financial reporting, including the following:

•	A function dedicated to internal control documentation, testing and implementation has been created and staffed.

•	The Company has engaged an outside service provider to staff the internal audit function and to assist in developing and implementing a comprehensive audit plan.

•	The Company is engaged in a comprehensive strategic planning process and related strategic enterprise risk management assessment.

•	Personnel have been hired, or a search is otherwise underway, for the roles of director of internal control, director of internal audit, manager of financial reporting, vice-president of finance (Chicago Group) and vice-president of information technology.

•	The Company has begun a comprehensive analysis of its IT control systems, in order to identify and prioritize those controls requiring remediation. Remediation commenced in 2005 and will continue into 2006.

•	The Company has increased the size and capabilities of its tax department, and has engaged an outside service provider to assist in the design and documentation of appropriate tax controls.

      In addition to the above changes in internal control over financial reporting, management believes that the problem of inadequate staffing in the accounting, finance and tax departments will abate with the passage of time in part due to decreasing complexity as a result of the sale of significant components of the Company’s operations, the completion or winding down of investigations, the resolution of certain complex tax matters, the expected simplification of the Company’s corporate structure, and the progression of legal matters into phases that are less intensive for Company personnel.
      In its 2003 Form 10-K, the Company identified various aspects of the Company’s management and corporate organizational structures as material weaknesses. Further, in that filing the Company identified as a risk factor the ability of Black, through his control of Ravelston, to determine the outcome of all matters that would require stockholder approval. Other actions that might be taken by Black as the controlling stockholder with adverse consequences to the Company were also identified. On April 20, 2005, Ravelston filed for protection from its creditors under the Companies’ Creditors Arrangement Act (Canada). In conjunction with that filing, the Ontario Superior Court of Justice appointed a receiver of all of Ravelston’s assets. The receivership order was extended to certain direct or indirect subsidiaries of Ravelston on May 18, 2005. Collectively, Ravelston and those subsidiaries are believed to hold 78.3% of the outstanding Retractable Common Shares of Hollinger Inc. These events substantially mitigate both the remaining risk and the related material weaknesses in internal control over financial reporting attributable to Black’s controlling interest that had not otherwise been addressed during the period subsequent to December 31, 2003, as Black no longer exerts indirect voting control over the Company.
Item 9B.     Other Information
      Not applicable.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hollinger International Inc.:
      We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that internal control over financial reporting of Hollinger International Inc. and subsidiaries was ineffective as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
      Management did not complete its December 31, 2004 assessment of the Company’s internal control over financial reporting. Specifically, management did not complete its documentation or assessment of the design and operating effectiveness of automated information technology (“IT”) application controls over processing transactions related to certain significant accounts, including revenue, employee compensation and accumulated depreciation and depreciation expense. Due to pervasive deficiencies in IT general controls, including change management controls, management was not able to evaluate the design and operating effectiveness of automated IT application controls as of December 31, 2004. Had the Company completed its assessment of internal control over financial reporting as of December 31, 2004, it is possible that additional material weaknesses would have been identified. Because management did not complete its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, we were not able to perform audit procedures necessary for us to express opinions on management’s assessment and on the effectiveness of internal control over financial reporting as of December 31, 2004.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:
      Ineffective Control Environment: The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment were identified as of December 31, 2004:

•	Former senior management did not set an appropriate tone at the top to instill a company-wide attitude of integrity and control consciousness.

•	Numerous management review and approval controls, across both operational and financial processes, were ineffective.

•	There was no documentation of the Company’s accounting policies to ensure the proper and consistent application of U.S. GAAP throughout the organization.

•	There was a pervasive lack of resources, including both personnel and system capabilities, in key control areas.

•	The Company’s internal audit function was inadequately staffed to plan or perform routine internal audits in addition to assisting with management’s assessment of the effectiveness of internal control over financial reporting.

•	Inadequate planning, management and execution of the Company’s assessment of the effectiveness of internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002 resulted in the failure of management to evaluate the Company’s automated IT application controls as of December 31, 2004.
      These deficiencies resulted in material errors in the financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      IT General Controls: The Company’s IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2004. Specifically, formal written policies and procedures, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      Ineffective Risk Assessment: The Company’s policies and procedures did not provide for a formal strategic risk assessment process as of December 31, 2004. As a result, management did not identify, prioritize and allocate sufficient resources to manage or mitigate financial reporting risks. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      Ineffective Financial Reporting Process: Controls over the preparation of interim and year-end financial statements and reconciliation of key accounts were not effective as of December 31, 2004. The following specific deficiencies were identified:

•	Staffing levels in the accounting and finance functions were insufficient given the level of complexity of the Company’s operations, corporate transactions, litigation and organization structure. Roles and responsibilities within the accounting function were not clearly defined.

•	The Company’s information systems were inadequate to support the complexity described above due to multiple, incompatible applications and platforms, manual interfaces and inadequate IT support staff.

•	There were no documented procedures for the approval and review of standard and non-standard journal entries and account reconciliations.

•	There were no defined, consistent and documented processes and procedures for the initiation, processing and recording of the underlying accounts, the financial close process, and the consolidation and preparation of interim and year-end financial statements.
      These deficiencies resulted in material errors in the financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      Income Taxes: The Company’s policies and procedures relating to preparation of current and deferred income tax provisions and related balance sheet accounts were ineffective. The Company was not able to reasonably estimate taxable income at the time the tax provision was prepared. Staffing levels and documentation in the Company’s tax function were inadequate and there was an absence of institutional knowledge of numerous, complex historical transactions. In addition, there were no formal written policies and procedures and formal documentation demonstrating the performance of key controls associated with the tax function. This deficiency resulted in material errors in the financial statements as of and for the year ended December 31, 2004 and material errors in previously-issued financial statements which were corrected by restating the Company’s consolidated balance sheet as of December 31, 2003 and the related consolidated statements of stockholders’ equity for the years ended December 31, 2003 and 2002 included in this Annual Report on Form 10-K. In addition, the Company’s consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001, included in the Company’s Form 10-K for the year ended December 31, 2003, and the 2003 interim periods in the Company’s 2004 Forms 10-Q were restated as a result of material errors in accounting for income taxes. In addition, these deficiencies contributed to delays in completion of the Company’s December 31, 2004 financial statements.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Since management did not complete its evaluation of internal control over financial reporting as of December 31, 2004, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31,

2004. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated November 2, 2005, which expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Chicago, Illinois
November 2, 2005
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The name, age and position held of each of the directors and executive officers of the Company as of December 31, 2004 are set forth below. All directors are elected on an annual basis.

Name and Age	Position(s) with the Company

Barbara Amiel Black, 64(1)	Director
Conrad M. Black, 60(1)	Director
Richard R. Burt, 57	Director
Daniel W. Colson, 57	Director
John D. Cruickshank, 51	Chief Operating Officer — Chicago Group
Cyrus F. Friedheim, 69(3)	Director
Paul B. Healy, 41	Vice President, Corporate Development and Investor Relations
Henry A. Kissinger, 81	Director
Peter K. Lane, 51	Vice President and Chief Financial Officer
Shmuel Meitar, 61	Director
John M. O’Brien, 63(2)	Director
Gordon A. Paris, 51	Chairman of the Board of Directors, President and Chief Executive Officer
Richard N. Perle, 63	Director
Graham W. Savage, 55	Director
Raymond G. H. Seitz, 64	Director
Robert T. Smith, 61	Treasurer
James R. Thompson, 68	Director
James R. Van Horn, 48	Vice President, General Counsel and Secretary

(1)	Resigned as of June 2, 2005.

(2)	Appointed as of August 4, 2005.

(3)	Appointed as of October 25, 2005.
      The name, principal occupation, business experience and tenure as a director of the Company and current directorships is set forth below. Unless otherwise indicated, all principal occupations have been held for more than five years.
      Barbara Amiel Black, Director. Barbara Amiel Black had served as a director of the Company from 1996 until her resignation on June 2, 2005. She served as Vice President, Editorial from September 1995 until March 18, 2004. Ms. Amiel Black is the wife of Conrad M. Black. After an extensive career in both on and off-camera television production, she was Editor of The Toronto Sun from 1983 to 1985; columnist of The Times and senior political columnist of The Sunday Times of London from 1986 to 1994; a columnist of The Telegraph from 1994 to 2004; and a columnist of Maclean’s magazine from 1977 to 2004. Ms. Amiel Black also served as a director of Hollinger Inc. until November 2004.
      Conrad M. Black, Director. Mr. Black served as a director of the Company from 1990 until his resignation on June 2, 2005. He is Chief Executive Officer and Director of Argus Corporation Ltd. Mr. Black has held these or similar positions since 1978. Black served as Chairman of the Board of Directors of the Company from 1978 until January 20, 2004 and as Chief Executive Officer of the Company from 1978 until November 2003. Mr. Black is the husband of Ms. Amiel Black. He served as a Director of Telegraph Group Limited, London, U.K., where he was Chairman, until March 2004. Mr. Black is Chairman of the Advisory Board of The National Interest (Washington) and a member of the International Advisory Board of The Council on Foreign Relations (New York). He sits in the British House of Lords as Lord Black of Crossharbour.
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
      Daniel W. Colson, Director. Colson has served as a director of the Company since 1995 and served as Chief Operating Officer from November 2003 to March 2004. He served as Vice Chairman from May 1998 to March 2004. He served as Deputy Chairman of The Telegraph from 1995 and as Chief Executive Officer of The Telegraph from 1994 to March 2004, and was Vice Chairman of The Telegraph from 1992 to 1995. Colson also served as Vice Chairman and as a director of the Company’s parent, Hollinger Inc., until December 2003.
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
      Cyrus F. Freidheim, Director. Mr. Freidheim was appointed to the Board of Directors on October 25, 2005. He was also appointed to the Board’s Compensation Committee. He is the retired Chairman and Chief Executive Officer of Chiquita Brands International. Prior to that he was with Booz Allen & Hamilton Inc. where he served as Vice Chairman from 1990 through 2002. Mr. Freidheim currently serves on the Boards of Allegheny Energy and HSBC Financial Corp. He is also a director of the Brookings Institution, the Chicago Council of Foreign Relations (of which he is Former Chairman), the Commercial Club of Chicago, the Chicago Symphony Orchestra, and Rush University Medical Center.
      Paul B. Healy, Vice President, Corporate Development and Investor Relations. Mr. Healy has served as Vice President, Corporate Development and Investor Relations since 1995. Prior thereto, Mr. Healy was a Vice President of The Chase Manhattan Bank, N.A., serving as a corporate finance specialist in the media and communications sector.
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
      Peter K. Lane, Vice President and Chief Financial Officer. Mr. Lane has served as Vice President and Chief Financial Officer since October 2002. Mr. Lane was Chief Financial Officer of Southam Publications from 2000 to 2002, and prior to that was Chief Financial Officer of Philip Utilities Management Corporation.
      Shmuel Meitar, Director. Mr. Meitar has served as a director since 1996. Mr. Meitar also serves as Vice Chairman of Aurec Ltd., a leading provider of communications, media and information services. Mr. Meitar was a director of The Jerusalem Post from 1992 to 2002.
      John M. O’Brien, Director. Mr. O’Brien has served as a director since August 2005. He served as the Chief Financial Officer of The New York Times Company from 1998 to 2001. Mr. O’Brien joined The New York Times Company in 1960. He served in positions of increasing responsibility in the accounting and finance areas before being named a Vice President in 1980 and, following that, held several senior executive positions in the operations, finance and labor relations areas including Senior Vice President for Operations, Deputy General Manager for the New York Times newspaper and Deputy Manager of The New York Times Company, including overseeing all newspaper, wholesaler and electronic publishing efforts.
      Gordon A. Paris, Chairman of the Board of Directors, President and Chief Executive Officer. Paris has served as a director since May 2003. He was appointed Interim Chairman in January 2004 and as Interim President and Chief Executive Officer in November 2003. On January 26, 2005, the Board of Directors, acting through its Executive Committee, eliminated the word “Interim” from Paris’ titles. Paris is also a Managing Director and Head of the Media and Telecommunications and Restructuring Groups at Berenson & Company, a private investment bank. Prior to joining Berenson & Company in February 2002, Paris was Head of Investment Banking at TD Securities (USA) Inc., a subsidiary of The Toronto-Dominion Bank. Paris joined TD Securities (USA) Inc. as Managing Director and Group Head of High Yield Origination and Capital Markets in March 1996 and became a Senior Vice President of The Toronto-Dominion Bank in 2000.
      Richard N. Perle, Director. Mr. Perle has served as a director since 1994. Mr. Perle has been a resident fellow of the American Enterprise Institute for Public Policy Research, since 1987. He was the Assistant Secretary for the United States Department of Defense, International Security Policy from 1981 to 1987. He was co-chairman of Hollinger Digital and a director of The Jerusalem Post, which are or were, subsidiaries of the Company. Mr. Perle serves as a director of Tapestry Pharmaceuticals, a U.S. public reporting company, and Autonomy Inc.
      Graham W. Savage, Director. Mr. Savage has served as a director since July 2003. Mr. Savage served for 21 years, seven years as the Chief Financial Officer, at Rogers Communications Inc., a major Toronto-based media and communications company. Mr. Savage currently serves as Chairman of Callisto Capital LP, a merchant banking firm based in Toronto, as a director and a member of the audit committee of Canadian Tire Corp., and as a director of Leitch Technology Corp. where he serves as chairman of the audit committee and as a director and chairman of the audit committee of Royal Group Technologies Limited. All of the above companies are Canadian public reporting companies.
      Raymond G. H. Seitz, Director. Mr. Seitz has served as a director since July 2003. Mr. Seitz served as Vice Chairman of Lehman Brothers (Europe) until April 2003. He was the American Ambassador to the Court of St. James’s from 1991 to 1995, and from 1989 to 1991 Assistant Secretary of State for Europe and Canada. Mr. Seitz currently serves as a director of the Chubb Corporation and PCCW.
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
      On March 14, 2005, the Company announced that Gregory A. Stoklosa had joined the Company as its Vice President — Finance, with the intention that Mr. Stoklosa would assume the title Chief Financial Officer after the filing of the 2004 Form 10-K and upon Mr. Lane’s previously announced departure from the Company. Mr. Stoklosa formerly was employed by R.R. Donnelley & Sons Company where he served as Executive Vice President and Chief Financial Officer from 2000 to 2004.
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
Code of Ethics
      The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s code of ethics is posted on the Company’s website. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website at www.hollingerinternational.com. The Company’s code of ethics was amended by the Board of Directors on November 29, 2004. The amendments were disclosed in, and the revised code of ethics was furnished as an exhibit to, a current report on Form 8-K filed with the SEC on December 3, 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
      Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of any equity security of the Company are required to report their initial ownership of any equity security and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this report any failure to file such reports by those dates during 2004. To the Company’s knowledge, except as disclosed in the following sentence, based upon a review of the copies of the reports furnished to the Company and written representations that no other reports were required, these filing requirements were satisfied during the 2004 fiscal year. Paris was granted 68,494 DSU’s on January 14, 2004, which transaction was not reported on Form 4 on a timely basis as required by Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table sets forth compensation information for the three fiscal years ended December 31, 2004 for certain named executive officers of the Company.

					Long Term
					Compensation

		Annual Compensation			Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Options(2)	Compensation(1)

GORDON A. PARIS	2004	1,714,087	1,100,000	—	—	7,350
Chairman, President and	2003	220,625	—	—	—	290,750
Chief Executive Officer(3)	2002	—	—	—	—	—
JOHN D. CRUICKSHANK	2004	349,038	308,750	6,038	—	51,100
Chief Operating Officer —	2003	171,067	—	6,600	26,852	6,218
Chicago Group	2002	165,000	62,200	6,300	21,199	7,000
PAUL B. HEALY	2004	349,904	298,750	—	—	51,100
Vice President,	2003	345,000	235,000	—	61,480	7,175
Investor Relations and Corporate Development	2002	316,000	175,000	—	63,599	7,000
PETER K. LANE	2004	373,304	153,940	—	—	60,625
Vice President	2003	339,956	—	—	—	—
Chief Financial Officer	2002	74,812	—	—	—	—
ROBERT T. SMITH	2004	299,673	255,000	—	—	44,850
Treasurer	2003	282,654	100,000	—	26,145	7,000
	2002	264,567	72,750	—	28,266	7,000

(1)	With respect to Paris, includes director fees paid to him for service on the Board of Directors and various committees from May 2003 until his appointment as Interim President and Chief Executive Officer in November 2003.

Compensation listed under “All Other Compensation” includes Company contributions under the Company’s 401(k) plan for Mr. Paris, retention bonus paid in 2004 for Mr. Lane and retention bonus and 401(k) contributions for Messrs. Cruickshank, Healy and Smith.

(2)	Represents number of shares of Class A Common Stock with respect to which options were awarded pursuant to the Company’s 1999 Stock Incentive Plan. Option grants vest in twenty-five percent increments over a four-year period from the date of grant. The initial dates of grant and exercise prices for these option grants are as follows: 2003 — $9.45 per share with an initial grant date of February 6, 2003; 2002 — $11.13 per share with an initial grant date of February 5, 2002. See “1999 Incentive Stock Plan” below. Number of shares represented by each option were adjusted by the Board of Directors of the Company in 2005 to preserve the value of options in light of the two special dividends declared and paid in respect of the Company’s common stock in late 2004 and early 2005. Number of shares presented herein reflect this adjustment.

(3)	Paris became a director of the Company in May 2003, became the Interim President and Chief Executive Officer in November 2003 and became the Interim Chairman in January 2004. In January 2005, the word “interim” was removed from Paris’ titles. Paris’ 2003 salary was accrued in 2003, but paid in 2004.

(4)	With respect to Mr. Lane, compensation was paid by the Company in Canadian Dollars and have been converted to U.S. Dollars at the following rates: 2004 — 0.7697; 2003 — 0.7157; 2002 — 0.6367.
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

1997 Stock Incentive Plan
      On May 1, 1997, the Company adopted, and the Company’s stockholders approved, a new compensation plan known as the Hollinger International Inc. 1997 Stock Incentive Plan (the “1997 Stock Incentive Plan”). The 1997 Stock Incentive Plan replaced the Company’s 1994 Stock Option Plan. Awards previously made under the 1994 Stock Option Plan are not affected. The purpose of the 1997 Stock Incentive Plan was to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected officers and other key employees and directors to achieve long-term corporate objectives. The 1997 Stock Incentive Plan provided for awards of up to 5,156,915 shares of Class A Common Stock. This total included 189,640 shares that remained available under the 1994 Stock Option Plan, which shares were rolled into the 1997 Stock Incentive Plan, and 4,967,275 additional shares. The number of shares available for issuance under the 1997 Stock Incentive Plan was subject to anti-dilution adjustments upon the occurrence of significant corporate events. The shares offered under the 1997 Stock Incentive Plan were either authorized and unissued shares or issued shares which had been reacquired by the Company. On May 5, 1999, the stockholders adopted a new stock option plan (see “— 1999 Stock Incentive Plan,” described below) which replaced the 1997 Stock Incentive Plan. No new grants have been or will be made under the 1997 Stock Incentive Plan. Awards under the 1997 Stock Incentive Plan made prior to May 5, 1999 are not affected by the adoption of the 1999 Stock Incentive Plan.

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

Suspension of Option Exercises
      Effective May 1, 2004, the Company suspended option exercises under the 1994 Stock Option Plan, the 1997 Stock Incentive Plan and the 1999 Stock Incentive Plan until such time that the Company again becomes current with its reporting obligations under the Exchange Act. The suspension does not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that were exercisable on the date of termination. If the employment of a participant is terminated, other than for cause, during the suspension period, the Company will extend the 30-day exercise period to provide participants with 30 days after the conclusion of the suspension period to exercise vested options.

Option Grants in Last Fiscal Year
      There were no options granted in fiscal year 2004.

Aggregated Option Exercises During Fiscal 2004 and Fiscal Year-End Option Values
      The following table sets forth information concerning aggregate option exercises and year-end option values of the named executive officers.
Aggregated Option Exercises During Fiscal 2004
and
Option Values at December 31, 2004
for the Company and Hollinger L.P.

			Number of Securities		Value of Unexercised
	Number of		Underlying Unexercised		In-The-Money Options at
	Shares	Value	Options at Fiscal Year-End		Fiscal Year-End ($)(1)
	Acquired on	Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gordon A. Paris	—	—	—	—	—	—
John D. Cruickshank	—	—	41,625	24,875	136,564	127,991
Paul B. Healy	—	—	254,775	67,625	983,680	324,709
Peter K. Lane	—	—	—	—	—	—
Robert T. Smith	—	—	64,625	28,875	260,299	139,646

(1)	In accordance with the rules of the SEC, Company option values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $15.72, the average of the high and low common stock price reported for New York Stock Exchange transactions on December 31, 2004, the last business day of the Company’s fiscal year. Subsequent to December 31, 2004, the number of shares for named executive officers were adjusted, pursuant to the underlying stock option plans, following the payment of the special dividends in 2005.

Directors’ Compensation
      On October 5, 2004, the Board of Directors approved changes to the Company’s Board of Directors Compensation Program, effective from July 1, 2004, in accordance with the recommendations of the Board of Directors’ Compensation Committee. The Board of Directors Compensation Program applies only to non-management directors in their capacities as members of the Board of Directors and various committees of the Board of Directors.
      Under the terms of the new program, effective July 1, 2004, each non-management director receives an annual director’s fee of $50,000 per annum and a fee of $3,000 for each board meeting attended. Committee chairs and committee members receive retainers and meeting attendance fees which vary among committees. The chair of the Audit Committee receives a $20,000 annual retainer, while Audit Committee members receive a $10,000 annual retainer and all Audit Committee members receive a fee of $3,000 per meeting attended. With respect to the Executive Committee, the chair receives a $10,000 annual retainer, while Executive Committee members receive a $5,000 annual retainer, and all Executive Committee members receive a fee of $3,000 per meeting attended. The Chair of the Compensation Committee receives an annual retainer of $5,000, and all Compensation Committee members receive a fee of $3,000 per meeting attended. The chair of the Nominating and Governance Committee receives an annual retainer of $5,000, and all Nominating and Governance Committee members receive a fee of $3,000 per meeting attended. The chair of the Stock Option Committee receives an annual retainer of $5,000, and all Stock Option Committee members receive a fee of $3,000 per meeting attended. The chair of the Special Committee receives a meeting attendance fee of $7,500, and all Special Committee members receive a fee of $5,000 per meeting attended. The chair of the Corporate Review Committee receives a meeting attendance fee of $5,000, and all Corporate

Review Committee members receive a fee of $3,000 per meeting attended. Paris currently serves as the Chairman of the Special Committee and the Corporate Review Committee, but no fees were paid to him for committee service since he became a member of management.
      Prior to July 1, 2004, each non-management director received an annual director’s fee of $50,000 per annum and a fee of $3,000 for each board meeting attended. Non-management committee chairs and committee members received retainers and meeting attendance fees which varied among committees. The chair of the Audit Committee received a fee of $10,000 per meeting attended, while all other Audit Committee members received a fee of $7,500 per meeting attended. With respect to the Executive Committee, the chair received a fee of $7,500 per meeting attended, while all other Executive Committee members received a fee of $5,000 per meeting attended. The Chair of the Compensation Committee received a fee of $5,000 per meeting attended, and all other Compensation Committee members received a fee of $3,000 per meeting attended. The chair of the Nominating and Governance Committee received a fee of $5,000 per meeting attended, and all other Nominating and Governance Committee members received a fee of $3,000 per meeting attended. The chair of the Stock Option Committee received a fee of $5,000 per meeting attended, and all other Stock Option Committee members received a fee of $3,000 per meeting attended. All Special Committee members received a fee of $5,000 per meeting attended. All Corporate Review Committee members received a fee of $3,000 per meeting attended.
      Directors are reimbursed for expenses incurred in attending the meetings.

Deferred Stock Units
      On January 26, 2005, the Compensation Committee of the Board of Directors of the Company adopted a form of Deferred Stock Unit Agreement (the “Agreement”) that sets forth the general terms under which DSU’s can be granted to eligible employees under the Company’s 1999 Stock Incentive Plan. The DSU’s entitle their holder to receive one share of the Company’s Class A Common Stock, on a pre-determined vesting date or vesting dates, subject to the terms of the 1999 Stock Incentive Plan and the DSU Agreement. The DSU’s vest in accordance with the following schedule:

(i) 25% of the DSU’s awarded will vest and become non-forfeitable on each of the first, second, third and fourth anniversaries of the grant date, unless forfeited earlier under paragraph (v) below;

(ii) Upon the unitholder’s termination of employment by death or permanent disability, the DSU’s which have not yet vested will vest and become non-forfeitable on the date of such death or permanent disability;

(iii) Upon the unitholder’s termination of employment by reason of retirement from the Company or its subsidiaries at or after attaining the age of 59 1/2 and after having served as an employee of the Company or its subsidiaries for at least five continuous years, the DSU’s which have not yet vested will vest and become non-forfeitable on such termination of employment;

(iv) Upon a change in control (as defined in the Agreement); or

(v) Unless the Compensation Committee of the Company’s Board of Directors determines otherwise in its sole discretion, if the unitholder’s employment with the Company terminates for any reason other than paragraphs (i), (ii) or (iii) above, the DSU’s which have not vested as of the date of such termination of employment will be permanently forfeited on such termination date.
      On January 26, 2005, the Company has entered into DSU Agreements with certain executives, including Cruickshank, Healy and Smith pursuant to which these executives were granted 20,000, 15,000 and 7,500 DSU’s, respectively. No other named executive officers were granted DSU’s. Paris’ Employment Agreement provides that he will receive a one-time grant of 8,445 DSU’s on the earlier to occur of the termination of his employment or November 16, 2005, as well as an annual grant of 68,494 DSU’s during the term of his employment, commencing on January 1, 2006. Paris previously received two grants of 68,494 DSU’s each on January 14 and November 16, 2004.

Employment And Change Of Control Agreements
      The Company has entered into employment agreements with certain executives, including Paris, Healy and Cruickshank. The Company does not have employment contracts with any other named executive officers.

Terms of Paris Agreement
      The Paris Agreement is for a period of one year from January 1, 2005, and its terms of employment are renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors of the Company or Paris gives written notice of non-renewal at least 60 days prior to the end of each such one year period.
      Paris is being employed as the Company’s President and Chief Executive Officer and will report to the Board of Directors. During the term of his Agreement, Paris is to be paid an annual base salary of $2,000,000, offset in the amount of the annual salary received by him from Berenson & Company.
      Paris will be eligible for an annual bonus targeted at 50% of his annual base salary (the “Paris Target Bonus”), such bonus to be based on an annual calendar year bonus plan that is to be established by the Board of Directors. Paris is also to be granted DSU’s (see “— Deferred Stock Units” above). Paris is also eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.
      The Paris Agreement may be terminated (i) at the end of the term; (ii) upon his death or disability; (iii) by the Company for cause; (iv) by Paris for any reason upon 30 days’ notice; or (v) by the Company for any other reason upon 60 days’ notice. If Paris’ services are terminated as described in the preceding clause (i) through (iv), Paris will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant.
      If Paris’ services are terminated by the Company at the end of the term or by the Company for any other reason, Paris will be entitled to receive the continuation of his annual base salary and the Paris Target Bonus on that salary for one year from the date upon which the term would have expired absent his termination (the “Continuation Period”), and the continuation of health and welfare benefits for the Continuation Period. Upon termination of Paris’ services as described in this paragraph, all unvested equity-based awards become immediately fully vested and payable (if applicable).
      In the event of a change of control of the Company, and the subsequent termination of Paris, within 36 months after the change in control, by the Company without cause or by Paris for good reason, Paris will be entitled to his base salary and health and welfare benefits through his final date of active employment, any accrued but unused vacation pay and the Paris Target Bonus through his final date of active employment. In addition, Paris will be entitled to receive (i) a lump sum amount equal to his final annual base salary, multiplied by two, plus the higher of the Paris Target Bonus or the highest annual bonus actually received during the two most recent years, multiplied by two; and (ii) the continuation of health and welfare benefits for a period of two years from the date of the current term of his agreement. In addition, upon a change in control, all unvested awards and grants become immediately fully vested and payable (if applicable). The Paris Agreement provides for a tax gross up if there are deemed “parachute payments” under the Internal Revenue Code of 1986, as amended.
      Paris agrees that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in his Agreement.

Terms of Healy Agreement
      Under the terms of the Healy Agreement, Healy is employed as the Company’s Vice President, Investor Relations and Corporate Development and will report to the President and Chief Executive Officer of the

Company. Healy will be paid an annual base salary of $360,000 and will be eligible for an annual bonus targeted at 75% of his annual salary, such bonus to be based on an annual calendar year bonus plan that is to be established by the Board of Directors.
      The termination provisions of the Healy Agreement are substantially similar to those in the Paris Agreement, except that upon the termination of Healy’s services by the Company at the end of the term or by the Company for any other reason with 60 days’ notice, all unvested equity-based awards will continue to vest in accordance with their original schedules during the continuation period. In addition, upon Healy’s termination in the event of a change in control, Healy is entitled to receive his base salary and Target Bonus to the end of the term of his Agreement, as well as the lump sum payment and benefits described herein under “Terms of Paris Agreement.” Healy is not subject to non-competition or non-solicitation provisions.

Terms of Cruickshank Agreement
      Under the terms of the Cruickshank Agreement, Cruickshank is employed as the Company’s Chief Operating Officer of the Company’s Chicago Group and Publisher of the Chicago Sun-Times and will report to the President and Chief Executive Officer of the Company. Cruickshank will be paid an annual salary of $360,000 and will be eligible for an annual bonus targeted at 50% of his annual base salary, such bonus to be based on an annual calendar year bonus plan that is to be established by the Board of Directors.
      The termination provisions of the Cruickshank Agreement are substantially similar to those in the Paris Agreement, except that upon Cruickshank’s termination in the event of a change in control, Cruickshank is entitled to receive his base salary and Target Bonus to the end of the term of his Agreement, as well as the lump sum payment and benefits described herein under “Terms of Paris Agreement.” Cruickshank agrees that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in his Agreement.

Retention Agreements
      The Company has entered into retention and severance arrangements with certain of its senior executives and senior executives of its affiliates, including Healy and Cruickshank. These arrangements provide for payment of an incentive to the executives equal to 25% of the executive’s annual base salary in effect on April 1, 2004. These payments were made on June 30, 2004 (25% of the incentive), December 31, 2004 (25% of the incentive), and March 31, 2005 (the remaining 50% of the incentive). To be eligible to receive these payments, the executive must have been employed by the Company or its affiliate on the payment dates. In addition, the arrangements with certain senior executives include a severance program. Under the severance program, if the executive is terminated for a reason other than cause or by reason of death or disability, then the executive will receive a continuation of his or her salary and benefits for one (1) year following such termination, and a lump sum payment based upon the executive’s most recent annual bonus, but in no event less than one-eighth (1/8th) of his or her then-current annual salary.

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
      The Compensation Committee intends for the Company’s compensation program to provide executives with competitive base salaries and benefits and a significant incentive to achieve specific short- and long-term business performance objectives. The components of the executive compensation program are:

•	competitive base salaries that reflect the competitive marketplace for the talents that the Committee desires to attract and retain;

•	retention and long-term incentives through the provision of equity-based awards that vest over a period of time;

•	short-term incentives through the payment of annual cash bonuses;

•	competitive executive benefits and perquisites.
      In making determinations for base salaries, award opportunities to be provided to officers under the compensation program and in establishing short-and long-term performance targets, the Compensation Committee considers data provided by independent compensation experts for the purpose of determining competitive levels of total compensation for each executive. The Compensation Committee’s objective is to develop a total compensation program that is competitive in the marketplace and provides significant incentive to increase stockholder value. While the Compensation Committee believes it is important to ensure that total compensation levels for each executive are competitive, it also believes that the mix of compensation should be weighted toward variable components that provide a significant incentive for the achievement of the financial performance and other business objectives.

      In establishing the compensation level for Paris, who became the Company’s Interim President and Chief Executive Officer in November 2003 and its Interim Chairman in January 2004, the Committee considered several factors, including the unusual circumstances under which Paris was asked to assume these roles at the request of the Board of Directors, the level of compensation which Paris had experienced in his current and most recent professional positions, and competitive compensation data provided by an independent compensation expert. Paris’ compensation consists of a base salary of $2.0 million, reduced by base compensation earned from his other employer, Berenson & Company. In addition, Paris is awarded an annual grant of restricted stock units representing 68,494 shares of Class A Common Stock, and is eligible to be considered for other short- and long-term compensation programs.

Compensation Committee

/s/ JAMES R. THOMPSON

James R. Thompson

/s/ RICHARD R. BURT

Richard R. Burt

Stockholder Return Performance Graph
      The following graph compares the percentage change in the Company’s cumulative total stockholder return on its Class A Common Stock (assuming all dividends were reinvested at the market price on the date of payment) against the cumulative total stockholder return of the NYSE Market Index and the Media General Industry Group Index — Newspapers for the period commencing with December 31, 2000 through December 31, 2004. The Class A Common Stock is listed on the NYSE under the symbol “HLR.”
Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG HOLLINGER INTERNATIONAL INC.,
NYSE MARKET INDEX AND MEDIA GENERAL GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 01, 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2004

	2000	2001	2002	2003	2004

Hollinger International Inc.	100.00	127.56	98.28	87.70	137.27

Media General Group Index	100.00	88.50	76.80	80.42	97.30

NYSE Market Index	100.00	102.38	93.26	76.18	98.69

SOURCE: COREDATA, INC.
2108 LABURNUM AVENUE
RICHMOND, VA 23227
PHONE: 1-(800) 775-8118
FAX: 1-(804) 358-1857
      The information in the graph was prepared by COREDATA, INC. The graph assumes an initial investment of $100.00 and reinvestment of dividends during the period presented.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth, as of September 30, 2005, unless otherwise indicated, certain information regarding those persons or entities known to hold more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock and ownership of Class A Common Stock and Class B Common Stock by the named executive officers, the incumbent directors and all directors and executive officers as a group. The number of shares for named executive officers, incumbent directors and all executive officers as a group has been adjusted, pursuant to the underlying stock option plans, following the payment of the special dividends in 2005.

	Class and Number of Shares		Percent of
Name and Address	Beneficially Owned(1)		Class(4)

Tweedy, Browne Company LLC(2)	11,733,806	Class A Common	15.5%
350 Park Avenue New York, New York 10022
Hollinger Inc. and affiliates(5)	15,772,923	Class A Common	17.4%
10 Toronto Street	14,990,000	Class B Common	100.0%
Toronto, Ontario M5C 2B7 Canada
Barbara Amiel Black(5),(6)	16,052,673	Class A Common	17.7%
Conrad M. Black(5),(6)	16,052,673	Class A Common	17.7%
Paulson & Co. Inc.(8)	7,465,009	Class A Common	9.9%
590 Madison Ave New York, NY 10022
Marathon Asset Management LLP	4,446,048	Class A Common	5.9%
Orion House 5 Upper St. Martins Lane London WC2H 9EA United Kingdom
Morgan Stanley(2)	4,409,805	Class A Common	5.8%
1585 Broadway New York, NY 10036
Cheyne Special Situations Fund L.P.(9)	3,991,900	Class A Common	5.3%
Cheyne General Partner Inc. Walker House, Mary Street PO Box 908GT Grand Cayman, Cayman Islands
Cheyne Capital Management Limited Stornoway House 13 Cleveland Row London, SW1A 3DH, United Kingdom
Richard R. Burt	31,587	Class A Common	*
Daniel W. Colson	1,437,511	Class A Common	1.9%
John D. Cruickshank	100,472	Class A Common	*
Paul B. Healy	375,620	Class A Common	*
Henry A. Kissinger	31,587	Class A Common	*
Peter K. Lane	—	Class A Common	*
Shmuel Meitar	31,587	Class A Common	*
Gordon A. Paris	213,731	Class A Common	*
Richard N. Perle(7)	17,296	Class A Common	*
Graham W. Savage	—	Class A Common	*
Raymond G. H. Seitz	—	Class A Common	*
Robert T. Smith	121,448	Class A Common	*

	Class and Number of Shares		Percent of
Name and Address	Beneficially Owned(1)		Class(4)

James R. Thompson	32,087	Class A Common	*
All Directors and Executive Officers as a group (17 persons)(3)	2,436,752	Class A Common	3.2%

(1)	Includes shares subject to presently exercisable options or options exercisable within 60 days of September 30, 2005, held by executive officers and directors under the Company’s 1994 Stock Option Plan, 1997 Stock Incentive Plan and 1999 Stock Incentive Plan as follows: Burt 22,000 options to purchase 31,087 shares; Colson 1,017,125 options to purchase 1,437,511 shares; Cruickshank 53,250 options to purchase 75,255 shares; Healy 252,400 options to purchase 356,707 shares; Kissinger 22,000 options to purchase 31,087 shares; Meitar 22,000 options to purchase 31,087 shares; Perle 7,625 options to purchase 10,776 shares; Smith 79,250 options to purchase 111,991 shares; and Thompson 22,000 options to purchase 31,087 shares. Also includes shares issuable pursuant to Deferred Stock Units as follows: Cruickshank 25,217 shares; Healy 18,913 shares; Paris 213,731 shares; and Smith 9,457 shares.

(2)	As reported by the stockholder as of June 30, 2005.

(3)	The directors and executive officers as a group (17 persons) were the beneficial owners of 2,436,752 shares of Class A Common Stock (which includes presently exercisable options to purchase 2,116,588 shares of Class A Common Stock, owned shares of 9,520 and 310,644 shares issuable pursuant to Deferred Stock Units). Certain current and former directors and officers may still hold Hollinger Inc. Retractable Shares (“Retractable Shares”) which are exchangeable at the option of Hollinger Inc. for shares of the Company’s Class A Common Stock. The Company is currently unable to determine how many Retractable Shares are currently held by current and former directors and officers.

(4)	An asterisk (*) indicates less than one percent of a class of stock.

(5)	As of December 15, 2004, includes: (i) 2,000,000 shares of Class A Common Stock issuable upon conversion of 2,000,000 shares of Class B Common Stock held by Hollinger Inc.; (ii) 12,990,000 shares of Class A Common Stock issuable upon conversion of 12,990,000 shares of Class B Common Stock held by 504468 N.B. Inc. (“NBCo”), an indirect wholly owned subsidiary of Hollinger Inc.; and (iii) 782,923 shares of Class A Common Stock held by NBCo.

(6)	As of December 15, 2004, includes: (i) 15,772,923 shares of Class A Common Stock beneficially owned by Hollinger Inc. (See Note 5 above) (Prior to the appointment of the Receiver in the CCAA proceedings in respect of Ravelston in April 2005, Black controlled Ravelston, which in turn controls Hollinger Inc. See “Item 3 — Legal Proceedings — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities.”); (ii) 600 shares of Class A Common Stock held by Black; (iii) 9,600 shares of Class A Common Stock held by Conrad Black Capital Corporation, which Black controls; (iv) 50 shares of Class A Common Stock held by Black’s son; and (v) 269,500 shares of Class A Common Stock held by Amiel Black, Black’s spouse. Black disclaims beneficial ownership of his son’s and spouse’s securities. Amiel Black disclaims beneficial ownership of all securities held directly or indirectly by her spouse and spouse’s son. This excludes the 1,363,750 shares of Class A Common Stock that Black alleges he owns in connection with stock options that he attempted to exercise in February and April 2004, which are the subject of pending litigation between Black and the Company. See “Item 3 Legal Proceedings — Black v. Hollinger International Inc., filed on April 5, 2004.”

(7)	Includes 2,120 shares of Class A Common Stock held by Perle’s wife, 800 shares of Class A Common Stock held by the Perle Defined Pension Plan as to which Perle may be deemed to have indirect beneficial ownership and 3,600 shares owned by Perle.

(8)	As reported by the stockholders as of April 30, 2005.

(9)	As reported by the stockholders as of September 13, 2005.

Changes in Control
      Hollinger Inc. reported that on April 20, 2005, Ravelston and RMI were placed in receivership by the Receivership Order and granted protection by a separate order pursuant to the CCAA Order. The court appointed RSM Richter Inc. as the Receiver to monitor all assets of Ravelston and RMI. On May 18, 2005, the court extended the orders to include Argus Corporation and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent the Special Committee’s action in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI (See — Litigation Involving Controlling Stockholder, Senior Management and Directors). According to public filings of Hollinger Inc., the Ravelston Entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.’s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company’s SRP to designate the Receiver as an “exempt stockholder” (see “Item 13 — Certain Relationships and Related Transactions — Agreement with RSM Richter Inc.”), the Receiver took possession and control over those shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of this action, a change of control of the Company may be deemed to have occurred. See “Item 3 Legal Proceedings — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities” and “Risk Factors — There could be a change of control of the Company through a change in control of Hollinger Inc. under circumstances not approved by the independent directors of the Company.”

Pledges of Securities
      Hollinger Inc. has publicly stated that it owns, directly or indirectly, 782,923 shares of the Company’s Class A Common Stock and 14,990,000 shares of the Company’s Class B Common Stock (which represent all of the issued and outstanding shares of Class B Common Stock). All of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class A Common Stock is being held in escrow with a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares and all of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011. Hollinger Inc. has reported that $78 million principal amount of the Senior Secured Notes and $15 million principal amount of the Second Priority Secured Notes were outstanding.
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
Equity Compensation Plan Information
      See “Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities” for information about the Company’s stock option plan as of December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      The following is a description of certain relationships and related party transactions since January 1, 2002. In August 2004, the Special Committee filed the Report with the U.S. District Court for the Northern District of Illinois. The Report sets out the scope and results of its investigation into certain relationships and related party transactions involving certain former executive officers and certain current and former directors of the Company. The following discussion does not purport to cover all relationships and related party transactions that the Special Committee investigated and reported upon. In addition, the following does not purport to include all findings of the Special Committee with respect to the relationships and related party transactions reported under this item. Certain amounts may differ from amounts used in the Report due to differences in exchange rates.

      As noted under “Item 3 — Legal Proceedings,” most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the current and former directors of the Company who are the subject of the Report.

Restructuring Agreement
      On November 15, 2003, the Special Committee and Audit Committee disclosed to the Board of Directors the preliminary results of their investigations into a total of $32.2 million in payments characterized as “non-competition” payments made by the Company to Hollinger Inc., Black, Radler, Boultbee and Atkinson. The two committees determined that these payments were made without appropriate authorization by either the Audit Committee or the full Board of Directors and had no economic basis. According to the Report, of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and approximately $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001.
      As a consequence of the findings of the Special Committee and the Audit Committee, the Company and Black signed the Restructuring Agreement on November 15, 2003. The Restructuring Agreement provides for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard to advise on the Strategic Process; and certain management changes, including the retirement of Black as CEO and the resignations of Radler and Atkinson and Boultbee. The Company terminated Boultbee as an officer after failing to reach an agreement with him. In addition, Black agreed, as the majority stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction were necessary to enable Hollinger Inc. to avoid a material default or insolvency.

Management Services Agreements
      Prior to their termination effective June 1, 2004, the Company had management services agreements with RMI pursuant to which RMI provided advisory, consultative, procurement and administrative services to the Company. These services agreements were assigned to RMI by Ravelston on July 5, 2002. Ravelston is an affiliate of the Company controlled by Black and co-owned by other former executive officers of the Company, including Radler, Atkinson, Boultbee and Colson. RMI is a wholly-owned subsidiary of Ravelston. Ravelston and RMI billed the Company $23.9 million in 2003 and $23.7 million in 2002 for fees and allocated expenses pursuant to these agreements(including amounts related to discontinued operations).
      In addition, the Company had separate management services agreements with Moffat, a Barbados corporation owned by Black, Radler, Atkinson and Boultbee, and Black-Amiel, a Barbados corporation owned by Black, Boultbee and Amiel Black. The Company paid $2.1 million in 2003 and $1.9 million in 2002 in fees under these agreements (including amounts related to discontinued operations). These payments were made pursuant to separate management services agreements between the Company and each of Moffat and Black-Amiel, and the Special Committee does not believe that these agreements had any economic substance. Neither Moffat nor Black-Amiel has any employees of which the Special Committee is aware, or provided any services to the Company.
      The Restructuring Agreement provides for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI of the termination of the services agreements effective June 1, 2004 and subsequently proposed a reduced management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004, which RMI did not accept. RMI demanded a management fee of approximately $2.0 million per month, which the Company did not accept. The Company has not paid any management fees during the notice period and has hired personnel to provide accounting and other services previously provided by Ravelston personnel. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See “Item 3 — Legal Proceedings — Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”

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
      On March 10, 2003, the Company calculated the principal amount and interest outstanding under this loan as $46.2 million. In conjunction with the closing of the offering of 11 7/8% Senior Secured Notes by Hollinger Inc., Hollinger Inc. and the Company agreed to amend this loan as follows:

•	$25.8 million of the loan was repaid by the Hollinger Inc. subsidiary by application of amounts due to it with respect to the repurchase of shares of Class A Common Stock and redemption of shares of Series E Preferred Stock by the Company as discussed below; and

•	The remaining indebtedness of $20.4 million under this loan, according to the Company’s incorrect calculation, was subordinated in right of payment to the Hollinger Inc. 11 7/8% Senior Secured Notes due 2011 and now bears interest at a rate of 14.25% if paid in cash and 16.5% if paid in kind. The subordination agreement permits the subsidiary of Hollinger Inc. to pay amounts due on this subordinated loan to the extent not prohibited under the indenture governing the 11 7/8% Senior Secured Notes. The reimbursement obligations of the Hollinger Inc. subsidiary under this loan are secured by a cash collateral account that Ravelston was required to fund. Ravelston has funded approximately $147,000 to this account. The loan is guaranteed by Ravelston. See “Item 3 — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities.” The Company has not yet sought to collect on the Ravelston guarantee or attach the receivables. Instead, the Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Black, Radler, Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated without regard to the unauthorized interest rate reduction.
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
      This loan is payable in full on demand any time after March 1, 2011, and bears interest at a rate of 14.25% if paid in cash and 16.5% if paid in kind, which the Hollinger Inc. subsidiary is permitted to do under the terms of the promissory note if interest payments to the Company are prohibited under the indenture governing the 11 7/8% Senior Secured Notes. The Hollinger Inc. subsidiary made only partial interest payments on the note until August 2003, when it discontinued payments altogether. At this time, the Company cannot ascertain which interest rate is the appropriate one to apply to the debt. Although, as set forth in the Report, the Special Committee believes interest should be accrued at the higher rate, to be conservative, the Company has accrued interest at the lower rate. Based on the principal amount of the promissory note signed by the Hollinger Inc. subsidiary on March 10, 2003 and using the lower interest rate, approximately $25.5 million was outstanding under that loan as of December 31, 2004. This amount includes both principal and $5.2 million in accrued but unpaid interest.

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

NP Holdings Sale
      On July 3, 2002, NP Holdings Company (“NP Holdings”), a subsidiary of the Company, was sold to RMI for $3.8 million (Cdn.$5.8 million). The Company, through the Special Committee, has commenced legal action against RMI and others for breach of fiduciary duty and fraud in connection with the transaction. See “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.” Before the sale, NP Holdings had no significant assets or liabilities other than accrued tax losses. Prior management asserted that NP Holdings potentially had an obligation from a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay The National Post Company Cdn.$22.5 million in connection with the sale to CanWest of The National Post Company, which owned the Company’s remaining 50% interest in the National Post newspaper. Immediately prior to the sale, prior management caused the Company to contribute Cdn.$22.5 million as equity to NP Holdings and then borrow that amount from NP Holdings by way of a demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. The note is payable by the Company’s subsidiary, HCPH Co., and was originally in favor of NP Holdings but was later assigned to RMI. Notwithstanding these transactions and absent consent from CanWest or The National Post Company to the assumption of the obligation by any party other than the Company, the Company was required to pay Cdn.$22.5 million plus interest on November 30, 2004 to satisfy a judgment obtained against the Company by The National Post Company for that amount. RMI brought a third party claim in the action commenced by CanWest Global Communications Corp. and The National Post Company in the Ontario Superior Court of Justice (action number 03-CV-260727CMA1) against HCPH Co., a subsidiary of the Company, for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action (action number 03-CV-260727CM). CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on the note. In addition, since the sale, the Company has learned that NP Holdings had greater loss carryforwards than the parties believed at the time of the sale. Therefore, the Company has requested that RMI pay a higher price in recognition of the greater value of NP Holdings, but the Company does not have a contractual right to receive any such additional amount. Although the sale was approved by the Audit Committee, the Special Committee concluded that the approval was based on false and misleading information provided to the Audit Committee by prior management. Moreover, according to the Report, neither the equity infusion nor the demand promissory note was ever disclosed to or approved by the Audit Committee.

Berenson & Company
      The Company’s current Chairman of the Board of Directors, President and CEO, Paris, is a managing director of Berenson & Company. Berenson & Company acted as financial advisor to the Company in December 2002 and received a fee of approximately $1.0 million in connection with the placement of the Company’s 9% Senior Notes.

Special Committee Costs; Advancement of Legal Fees
      During 2004 and 2003, respectively, the Company incurred expenses of $60.1 million and $10.1 million, respectively, in connection with the Company’s Special Committee investigation and related litigation. The

Special Committee costs are included in “Other operating costs” in the Consolidated Statement of Operations. Included in the $60.1 million and $10.1 million are legal fees and other professional fees related to the Special Committee investigation and related litigation and legal fees of approximately $18.0 million and $1.6 million advanced by the Company on behalf of current and former directors and officers. In addition, from January 1 through September 30, 2005, the Company incurred approximately $12.3 million of legal fees on behalf of current and former directors and officers. Included in the costs related to or arising from the Special Committee’s work, are the legal costs and other professional fees that the Company has incurred in the amount of $15.5 million for the year ended December 31, 2004. These legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.
      The following legal fees have been advanced on behalf of current and former directors and officers.

	2004	2003

	(In thousands)
P. Atkinson	$937	$368
C. Black	5,835	388
B. Amiel Black	796	—
J. Boultbee	1,054	—
R. Burt	740	—
D. Colson	389	23
F. Creasey	247	—
P. Healy	—	139
C. Hollick	86	—
M. Josee-Kravis	205	—
M. Kipnis	1,731	163
H. Kissinger	221	—
R. McBride	86	—
S. Meitar	102	—
R. Perle	1,081	—
F.D. Radler	3,985	316
T. Vogt	244	8
G. Weidenfeld	135	—
Others(1)	123	224

	$17,997	$1,629

(1)	Includes amounts advanced or reimbursed by the Company to current or former directors or officers, not otherwise noted, if the total amount was $60,000 or less individually during periods presented.

Corporate Aircraft
      Hollinger Inc. and its affiliates billed the Company for allocable airplane expenses amounting to $nil, $nil and $2.3 million in 2004, 2003 and 2002, respectively.
      The Company billed Hollinger Inc. $nil, $1.2 million and $0.8 million in 2004, 2003 and 2002, respectively, for use of its aircraft and applied the income against operating expenses. The Company grounded the corporate aircraft in November 2003. One aircraft was leased by the Company. That lease has been terminated and the plane was returned to the lessor. The other plane was owned and sold in April 2004.

Osprey Media Sales
      In two separate transactions in July and November, 2001, the Company and Hollinger L.P. completed the sale of most of the Company’s remaining Canadian newspapers to Osprey Media for aggregate consideration of approximately $166.0 million (Cdn.$255.0 million) plus closing adjustments primarily for working capital. The former CEO of Hollinger L.P. is a minority stockholder and CEO of Osprey Media.
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
      In connection with the sale to CanWest, Ravelston entered into a management services agreement with CanWest and the National Post pursuant to which it agreed to continue to provide management services to the Canadian businesses sold to CanWest in consideration for an annual fee of Cdn.$6.0 million payable by CanWest. CanWest is obligated to pay Ravelston a termination fee of Cdn.$45.0 million in the event that CanWest chooses to terminate the management services agreement or Cdn.$22.5 million in the event that Ravelston chooses to terminate the agreement. Further, the Company, Ravelston, Hollinger Inc., Black, Radler, Atkinson and Boultbee entered into “non-competition” agreements with CanWest. On August 25, 2005, on motion by the Receiver, the Ontario Superior Court of Justice authorized the Receiver to enter into a settlement with CanWest in respect of the termination of the Management Services Agreement. Immediately prior to the appointment of the Receiver, Ravelston gave notice that it would terminate the Management Services Agreement, effective six months later. The following day, after the Receiver was appointed, CanWest terminated the Management Services Agreement on the grounds that Ravelston had ceased carrying on business and had become insolvent. The dispute related to whether a termination fee was payable upon termination. The Receiver claimed that a termination fee of Cdn.$22.5 million was payable. CanWest claimed that no termination fee was payable. The parties settled the dispute by agreeing that CanWest would pay a termination fee of Cdn.$11.25 million to Ravelston. The Ontario court approved this settlement as being fair and reasonable. See “Item 3 — Legal Proceedings — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities.”
      The Company, through the Special Committee, is seeking recovery of $52.9 million in “non-competition” and interest payments in connection with this transaction and $39.0 million in management fees Ravelston received from CanWest, plus interest. See “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

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
      In addition to the above noted “non-competition” payments provided for in the sale documents, the Special Committee determined that an additional $9.5 million of sale proceeds from one of these three transactions was improperly paid to four former executive officers with the intent to defraud the Company of these funds and without the authorization of the Audit Committee. The Special Committee also determined that further amounts totaling $5.5 million were paid to these same former executives in February 2001, which payments were purportedly supported by sham “non-competition” agreements backdated to December 31, 2000. The Report also stated that, in April 2001, payments totaling $0.6 million were made to the four former executive officers without approval of the Audit Committee and without any underlying “non-competition” agreements. The Company, through the Special Committee, is seeking recovery of these payments plus interest. See “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”
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
      The Company sold certain community newspaper properties to Horizon in 1999 for approximately $43.7 million of which $1.2 million was paid to Hollinger Inc. as purported consideration for a “non-competition” agreement. In connection with the sale, the Company loaned approximately $8.0 million to Horizon to finance the purchase of those assets and $4.9 million (excluding interest) was outstanding under that loan as of December 31, 2004. The loan, which matures in 2007, is unsecured and bears interest at the lower of 8% per annum and LIBOR plus 2%. According to the Report, neither the payment to Hollinger Inc. nor the Company’s loan to Horizon were disclosed to or approved by the Company’s independent directors. The Company, through the Special Committee, has brought suit to recover damages arising from these transactions. See “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Hollinger Digital
      Perle received a salary of approximately $119,000 in 2003, approximately $300,000 in 2002 and approximately $294,000 in 2001 from Hollinger Digital, Inc., a subsidiary of the Company, in his capacity as co-Chairman of Hollinger Digital Inc. In 2001, Perle also received a bonus of approximately $225,000.
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

Payments to Amiel Black
      Amiel Black received a salary of $157,500 for her role as Vice-President, Editorial in 2003 and approximately $43,000 for articles contributed to The Daily Telegraph and The Sunday Telegraph in 2003. Amiel Black received a salary of $156,000 and $150,000 in 2002 and 2001, respectively, and bonuses of $120,000 in each of 2002 and 2001 for her role as Vice-President, Editorial and approximately $28,000 and approximately $16,000 in 2002 and 2001, respectively, for articles contributed to The Daily Telegraph and The Sunday Telegraph.
      The Special Committee determined that there was no economic substance for the salary and bonus payments made to Amiel Black for serving as the Company’s Vice-President, Editorial and the Company, through the Special Committee, is seeking recovery of the payments plus interest. See “Item 3 — Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors.”

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

Trireme Associates LLC
      In 2003, the Company made an investment of $2.5 million in Trireme Associates LLC (“Trireme LLC”) which is the general partner of Trireme Partners LP (“Trireme LP”), a venture capital fund. Trireme LLC, as general partner of Trireme LP, receives 20% of the profits of Trireme LP (“the Distribution”) after repayment of invested capital. The remaining 80% of the profits of Trireme LP will be distributed to Trireme LLC and the limited partners of Trireme LP based upon their invested capital. Perle, a director of the Company, has an equity interest in Trireme LLC. In addition, Trireme Management LLC is the designated manager of Trireme LP. As Manager, Trireme Management LLC receives a management fee from Trireme LP. Perle is a member of management of Trireme Management LLC. Black and a director of the Company, Dr. Henry A. Kissinger, are former members of the Strategic Advisory Board of Trireme LP.

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

Hollinger Inc. Information Technology Equipment
      The Company had an informal agreement with Hollinger Inc. whereby Hollinger Inc. would pay the costs of computer equipment and related products and services at Hollinger Inc.’s and Ravelston’s corporate offices in Toronto in 2002 and the Company would pay the costs in 2003. The Company and Hollinger Inc. were to reconcile the spending and share the combined costs equally. Based upon the evaluation of the combined costs under this arrangement, the Company is owed approximately Cdn.$173,000 by Hollinger Inc. Hollinger Inc. has not yet paid its share of the costs incurred and continues to retain possession of the computer and related equipment acquired by the Company.

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
      Under the terms of the Release and Settlement Agreement, as amended, in order to finally resolve all actual and potential claims against him by the Company and its subsidiaries in connection with transactions being investigated by the Special Committee and related legal actions, Atkinson has agreed to pay the

Company a total of approximately $2.8 million. Prior to December 31, 2003, Atkinson paid the Company approximately $0.4 million.
      Under the terms of the agreement, Atkinson resigned as an officer of the Company as of April 27, 2004. The Company has agreed to allow Atkinson to exercise his vested options immediately upon such resignation, all proceeds from any sale of shares of Class A Common Stock underlying such options to be deposited into an escrow account, with a portion of such amount to be transferred to the Company in satisfaction of the settlement upon court approval. Accordingly, on April 27, 2004, Atkinson exercised his vested options and the proceeds from the sale of shares of Class A Common Stock underlying such options of approximately $4.0 million were deposited into an escrow account, of which approximately $2.4 million is to be paid to the Company upon court approval of the settlement. The Company and Atkinson have entered into an Option Exercise and Escrow Agreement to set forth the detailed terms of the option exercise and escrow arrangements.
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
      Each of the Company and Atkinson has the right to withdraw from and terminate the settlement agreement if (1) the court orders approving the terms of the settlement are not entered substantially in the customary form for derivative settlements in Delaware, (2) the settlement is not approved or is materially modified by the court or upon appeal, or (3) any of the conditions of the agreement are not fulfilled. Each party must provide the other with twelve day prior written notice of withdrawal and termination and the grounds therefore. Upon withdrawal and termination, each party is restored to his or its respective position as it existed prior to entering into the settlement agreement, except that Atkinson will not become an employee or officer of the Company and the amounts due to the Company (approximately $2.4 million) will remain in escrow.

Consulting Agreement with Atkinson
      The Company entered into consulting agreements with Atkinson under the terms of which Atkinson was engaged to assist the CEO of the Company with respect to the Company’s ongoing relationship with CanWest and to perform such other functions and tasks as assigned by the CEO of the Company from time to time. During the term of the first agreement, the Company agreed to pay Atkinson $30,000 per month for services rendered through February 28, 2005 and permit continued vesting during the term of the agreement of any unvested stock options previously granted to Atkinson by the Company that would have vested during such term but for Atkinson’s resignation from the Company on April 27, 2004. The Company also agreed to provide Atkinson with suitable office space and appropriate secretarial and administrative assistance at the Company’s expense and to reimburse him for reasonable travel and other expenses approved in advance by the Company during the term of the agreement. On February 23, 2005, the Company entered into a second consulting agreement with Atkinson effective from March 1, 2005 to September 30, 2005. The Company agreed to pay Atkinson an hourly rate of Cdn.$350.00 and reimburse him for reasonable travel and other expenses approved in advance by the Company.

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
      Telegraph Group Limited has agreed to pay Colson’s reasonable legal fees in connection with entering into the Compromise Agreement up to a maximum of £10,000 plus value added tax. In addition, Colson remains eligible for advancement of legal fees pursuant to the terms of the Company’s bylaws. See “— Special Committee Costs; Advancement of Legal Fees” above. The Company and Telegraph have also agreed to maintain Colson’s coverage under their respective directors’ and officers’ liability insurance policies for six years.

Business Opportunities Agreement
      In February 1996, the Company entered into the Business Opportunities Agreement with Hollinger Inc. The Business Opportunities Agreement sets forth the terms which the Company and Hollinger Inc. will resolve conflicts over business opportunities. The Company and Hollinger Inc. agreed to allocate to the Company opportunities relating to the start-up, acquisition, development and operations of newspaper businesses and related media businesses in the United States, Israel, and the Telegraph Territory (collectively, the “Hollinger International Territory”) subject to the limitations in the Co-Operation Agreement (as defined below), and to Hollinger Inc. opportunities relating to the start-up, acquisition, development and operation of newspaper businesses and related media businesses in Canada. In addition, subject to the terms of the Co-Operation Agreement, Hollinger Inc. reserved opportunities in the media business other than in a related media business to itself or such of its subsidiaries or affiliates or the Company’s subsidiaries or affiliates as Hollinger Inc. in its reasonable and good faith judgment believed would be best able to develop such opportunity. The Telegraph Territory is defined in a co-operation agreement between Hollinger Inc. and the Telegraph PLC dated June 23, 1992 (the “Co-Operation Agreement”) as the United Kingdom and other member states, from time to time, of the European Union, Australia and New Zealand.
      For purposes of the Co-Operation Agreement, “newspaper business” means the business of publishing and distributing newspapers, magazines and other paid or free publications having national, local or targeted markets, “media business” means the business of broadcast of radio, television, cable and satellite programs, and “related media business” means any media business that is an affiliate of, or is owned or operated in conjunction with, a newspaper business.
      The terms of the Business Opportunities Agreement will be in effect for so long as Hollinger Inc. holds at least 50% of the Company’s voting power. The terms of the Co-Operation Agreement expired upon the completion of the sale of the Telegraph Group on July 30, 2004.

Settlement Agreement with Certain Former and Current Independent Directors
      On May 3, 2005, certain of the Company’s current and former independent directors entered into an agreement (the “Settlement Agreement”) to settle claims brought against them in a derivative action by Cardinal Value Equity Partners, L.P. (See “Item 3 — Legal Proceedings — Stockholder Derivative Litigation”). The Settlement Agreement provides for $50.0 million to be paid to the Company. The Settlement Agreement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. and several other insured under the insurance policies have challenged the funding of the settlement by the insurers and have commenced applications in the Ontario Superior Court of Justice for this purpose (See “Item 3 — Legal Proceedings — Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada”). The Settlement Agreement is subject to the Ontario Court’s approval of the funding. If the Ontario Court approves the funding, the Settlement Agreement will then be subject to approval by the Court of Chancery of the State of Delaware.
      The parties to the settlement include current independent directors Richard R. Burt, Henry A. Kissinger, Shmuel Meitar, and James R. Thompson, and former independent directors Dwayne O. Andreas, Raymond G. Chambers, Marie-Josee Kravis, Robert S. Strauss, A. Alfred Taubman, George Weidenfeld and Leslie H. Wexner. Special Committee members Graham W. Savage, Raymond G.H. Seitz and Paris were previously dismissed as defendants, and, under the Settlement Agreement, the claims against them may not be replead.
      The other defendants named in the suit, who are not parties to the Settlement Agreement, are Black, Amiel Black, Colson, Perle, Radler, Atkinson, Bradford and Horizon. The Company, through the Special Committee, has previously announced a settlement of its claims against Atkinson, and the Company anticipates that the Atkinson settlement will be presented to the Delaware Court of Chancery for approval in conjunction with the Settlement Agreement. See “— Release and Settlement Agreement with Atkinson” above.

Agreement with RSM Richter Inc.
      On May 12, 2005, the Company entered into an agreement with the Receiver, pursuant to which the Company agreed to amend the SRP and to permit the Receiver to take possession and control of Hollinger Inc. shares owned by the Ravelston Entities without triggering the SRP. In the agreement, the Company also agreed not to oppose any relief which the Receiver may seek from certain cease trade orders imposed by the OSC affecting the Hollinger Inc. shares controlled by the Ravelston Entities in order to allow the Receiver to realize on a limited amount of Hollinger Inc. shares in order to fund the costs of the receivership. Under the agreement, the Receiver has agreed not to oppose any orders required to permit an action brought by the Company against Ravelston and RMI in the U.S. District Court for the Northern District of Illinois to continue.

Item 14.	Principal Accountant Fees and Services
      The Audit Committee has responsibility for appointing, setting fees, and overseeing the work of the registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm, subject to de minimis exceptions for non-audit services that are approved by the Audit Committee prior to the completion of the audit.
      On an ongoing basis, management defines and communicates specific projects for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if it approves the engagement of KPMG LLP. The categories of service that the Audit Committee pre-approves are as follows:
      Audit Services. Audit services include work performed in connection with the audit of the consolidated financial statements, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
      Audit Related Services. These services are for assurance and related services that are traditionally performed by the independent registered public accounting firm and that are reasonably related to the work performed in connection with the audit including due diligence related to mergers and acquisitions, employee benefit plan audits and audits of subsidiaries and affiliates.
      Tax Services. These services are related to tax compliance, tax advice and tax planning. These services may be provided in relation to Company strategies as a whole or be transaction specific.

      Other Services. These services include all other permissible non-audit services provided by the independent registered public accounting firm and are pre-approved on an engagement-by-engagement basis.
      The Audit Committee has delegated pre-approval authority to the chairman of the committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2004 and 2003 and fees billed for other services rendered by KPMG LLP.

	2004	2003

Audit fees(1)	$4,565,098	$6,730,047
Audit related fees(2)	442,176	161,000

Total audit and audit related fees	5,007,274	6,891,047
Tax fees(3)	3,897,929	2,696,905
All other fees(4)	801,155	56,737

Total fees	$9,706,358	$9,644,689

(1)	Audit fees for 2004 and 2003 include fees for the annual audit, quarterly reviews, and statutory audits. The amount for 2004 represents a current estimate of overall fees, which have not yet been fully billed.

(2)	Audit related fees consist of fees for employee benefit plan audits, assistance with the CanWest arbitration, due diligence procedures performed and accounting advice with respect to dispositions.

(3)	Tax fees consist of fees for tax compliance, federal, state and international tax planning and transaction assistance.

(4)	All other fees consist principally of billings related to responding to subpoenas and performing certain investigations.
      No portion of the services described above were approved by the Audit Committee pursuant to the de minimis exception to the pre-approval requirement provided by Section 2-01(c)(7)(i)(c)of Regulation S-X.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) Documents filed as part of this report

(1) Consolidated Financial Statements and Supplemental Schedules.
      The consolidated financial statements filed as part of this report appear beginning at page 107.

Exhibit
No.	Description of Exhibit	Prior Filing or Sequential Page Number

3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

3.2	Bylaws of Hollinger International Inc., as amended	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

4.1	Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004	Incorporated by reference to Exhibit 4.1 to Item 5 of Current Report on Form 8-K dated January 26, 2004.

Exhibit
No.	Description of Exhibit	Prior Filing or Sequential Page Number

4.2	Amendment No. 1 to the Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated May 10, 2005	Incorporated by reference to Exhibit 4.1 to Item 1.01 of Current Report on Form 8-K dated May 11, 2005.

4.3	First Supplemental Indenture among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, dated as of July 13, 2004	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated August 2, 2004.

4.4	Indenture dated as of December 23, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, National Association	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2002.

10.1	Stock Purchase Agreement by and among Mirkaei Tikshoret Ltd., American Publishing Holdings, Inc. and Hollinger International Inc. dated as of November 16, 2004	Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.2	Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and CanWest Global Communications Corp. dated as of October 7, 2004	Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.3	Agreement for Sale and Purchase of Shares in the Telegraph Group Limited, by and between DT Holdings Limited, First DT Holdings Limited, Second DT Holdings Limited, the Company, Press Acquisitions Limited dated June 22, 2004	Incorporated by reference to Exhibit 2.1 to Item 2 of Current Report on Form 8-K dated June 23, 2004.

10.4	Agreed Form of Tax Deed relating to Sale and Purchase of Shares in Telegraph Group Limited, by and between DT Holdings Limited, First DT Holdings Limited, Second DT Acquisitions Limited	Incorporated by reference to Exhibit 2.2 to Item 2 of Current Report on Form 8-K dated June 23, 2004.

10.5	Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of Current Report on Form 8-K dated January 6, 2004.

10.6	Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.7	Agreement, dated as of May 12, 2005, by and between Hollinger International Inc. and RSM Richter Inc., in its capacity as court appointed receiver and monitor of Ravelston Corporation Limited and Ravelston Management Inc.

10.8	Amended Agreement of Compromise and Release of Outside Director Defendants Conditioned on Entry of Appropriate Order dated June 27, 2005

Exhibit
No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.9	Release and Settlement Agreement between Peter Y. Atkinson and Hollinger International Inc. dated April 27, 2004, as amended	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005 and to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 19, 2005.

10.10	Option Exercise and Escrow Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.11	Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.12	Second Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of February 23, 2005
10.13	Compromise Agreement among Hollinger International Inc., Telegraph Group Limited and Daniel William Colson dated March 23, 2004	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.14	Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 1, 2005	Incorporated by reference to Exhibit 10.1 to Item 1.01 of Current Report on Form 8-K dated February 2, 2005.

10.15	Employment Agreement by and between Paul B. Healy and Hollinger International Inc. dated as of January 1, 2005	Incorporated by reference to Exhibit 10.2 to Item 1.01 of Current Report on Form 8-K dated February 2, 2005.

10.16	Employment Agreement by and between James R. Van Horn and Hollinger International Inc. dated as of January 1, 2005	Incorporated by reference to Exhibit 10.3 to Item 1.01 of Current Report on Form 8-K dated February 2, 2005.

10.17	Employment Agreement by and between John Cruickshank and Hollinger International Inc. dated as of January 1, 2005	Incorporated by reference to Exhibit 10.4 to Item 1.01 of Current Report on Form 8-K dated February 2, 2005.

10.18	Employment Agreement by and between Gregory A. Stoklosa and Hollinger International Inc., dated as of March 14, 2005	Incorporated by reference to Exhibit 10.1 to Item 1.01 of Current Report on Form 8-K dated March 17, 2005.

10.19	Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of November 16, 2003	Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.20	Amendment to Deferred Stock Unit Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 1, 2005	Incorporated by reference to Exhibit 10.5 to Item 1.01 of Current Report on Form 8-K dated February 2, 2005.

10.21	Form of Hollinger International Inc. Deferred Stock Unit Agreement	Incorporated by reference to Exhibit 99.1 to Item 8.01 of Current Report on Form 8-K dated February 22, 2005.

10.22	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.23	Notice dated April 13, 2004 to Option Plan Participants under Hollinger International Inc. 1994 Stock Option Plan, 1997 Stock Incentive Plan, and 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.24	Hollinger International Inc. 1999 Stock Incentive Plan	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999.

Exhibit
No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.25	Hollinger International Inc. 1997 Stock Incentive Plan	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997.

10.26	American Publishing Company 1994 Stock Option Plan	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980).

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 99.1 to Item 5.5 of Current Report on Form 8-K dated December 3, 2004.

21.1	Significant Subsidiaries of Hollinger International Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
(Registrant)

By:	/s/ Gordon A. Paris

Gordon A. Paris
Chairman and President and
Chief Executive Officer
Date: November 2, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Gordon A. Paris Gordon A. Paris	Chairman and President and Chief Executive Officer Director (Principal Executive Officer)	November 2, 2005

/s/ Peter K. Lane Peter K. Lane	Vice President Chief Financial Officer (Principal Financial Officer)	November 2, 2005

/s/ Thomas L. Kram Thomas L. Kram	Corporate Controller (Principal Accounting Officer)	November 2, 2005

/s/ Richard R. Burt Richard R. Burt	Director	November 2, 2005

Daniel W. Colson	Director

Cyrus F. Friedheim	Director

/s/ Henry A. Kissinger Henry A. Kissinger	Director	November 2, 2005

/s/ Shmuel Meitar Shmuel Meitar	Director	November 2, 2005

/s/ John M. O’Brien John M. O’Brien	Director	November 2, 2005

Signature	Title	Date

/s/ Richard N. Perle Richard N. Perle	Director	November 2, 2005

/s/ Graham W. Savage Graham W. Savage	Director	November 2, 2005

/s/ Raymond G.H. Seitz Raymond G.H. Seitz	Director	November 2, 2005

/s/ James R. Thompson James R. Thompson	Director	November 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hollinger International Inc.:
      We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As disclosed in Note 2 to the consolidated financial statements, the Company’s consolidated balance sheet as of December 31, 2003 and the related consolidated statements of stockholders’ equity for the years ended December 31, 2003 and 2002 have been restated.
      We also were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hollinger International Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 2, 2005, indicates that the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
November 2, 2005
Chicago, Illinois

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands, except share data)

	2004	2003

		Restated
		Note 2
ASSETS
Current assets:
Cash and cash equivalents	$395,926	$66,589
Short-term investments	532,050	19,400
Accounts receivable, net of allowance for doubtful accounts of $13,187 in 2004 and $16,501 in 2003	99,490	115,034
Inventories	12,319	10,340
Amounts due from related parties	—	37,424
Escrow deposits and restricted cash	5,789	16,718
Assets of operations to be disposed of	—	146,041
Other current assets	16,642	17,312

Total current assets	1,062,216	428,858
Loan to affiliates	25,457	22,131
Investments	33,184	113,988
Property, plant and equipment, net of accumulated depreciation	209,303	223,991
Intangible assets, net of accumulated amortization of $34,894 in 2004 and $44,664 in 2003	101,339	107,490
Goodwill	185,779	180,436
Prepaid pension benefit	94,541	88,705
Non-current assets of operations to be disposed of	—	490,299
Deferred financing costs and other assets	27,079	129,206

Total assets	$1,738,898	$1,785,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$12,305	$2,031
Accounts payable and accrued expenses	146,265	143,121
Dividends payable	231,226	4,379
Amounts due to related parties	8,173	7,625
Income taxes payable and other tax liabilities	689,728	462,574
Liabilities of operations to be disposed of	—	169,723
Deferred revenue	15,504	16,884

Total current liabilities	1,103,201	806,337
Long-term debt, less current installments	2,053	308,168
Deferred income taxes and other tax liabilities	348,867	294,244
Non-current liabilities of operations to be disposed of	—	250,917
Other liabilities	102,746	92,257

Total liabilities	1,556,867	1,751,923

Minority interest	29,845	28,255

Stockholders’ equity:
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 shares issued and 75,687,055 shares outstanding in 2004; and 84,899,751 shares issued and 72,578,784 shares outstanding in 2003	880	849
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding in 2004 and 2003	150	150
Additional paid-in capital	492,329	444,826
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	36,069	(53,246)
Unrealized gain on marketable securities	3,343	11,175
Minimum pension liability adjustment	(17,956)	(46,419)
Accumulated deficit	(213,820)	(203,600)

	300,995	153,735
Class A common stock in treasury, at cost — 12,320,967 shares in 2004 and 2003	(148,809)	(148,809)

Total stockholders’ equity	152,186	4,926

Total liabilities and stockholders’ equity	$1,738,898	$1,785,104

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002

Operating revenues:
Advertising	$428,641	$410,883	$390,617
Circulation	102,528	98,220	100,291
Job printing	17,194	15,698	13,819
Other	5,575	6,530	6,677

Total operating revenues	553,938	531,331	511,404
Operating costs and expenses:
Newsprint	75,463	71,919	65,355
Compensation	233,401	224,681	207,779
Other operating costs	223,346	221,550	179,549
Depreciation	20,887	22,826	21,910
Amortization	11,852	16,354	17,151

Total operating costs and expenses	564,949	557,330	491,744

Operating income (loss)	(11,011)	(25,999)	19,660

Other income (expense):
Interest expense	(19,084)	(29,377)	(57,341)
Amortization of deferred financing costs	(780)	(1,503)	(5,585)
Interest and dividend income	19,876	22,886	15,109
Other income (expense), net	(116,068)	78,110	(168,086)

Total other income (expense)	(116,056)	70,116	(215,903)

Earnings (loss) from continuing operations before income taxes and minority interest	(127,067)	44,117	(196,243)
Income taxes	35,650	128,001	37,390
Minority interest	1,185	5,325	2,167

Loss from continuing operations	(163,902)	(89,209)	(235,800)

Discontinued operations (net of income taxes):
Earnings from operations of business segments disposed of	15,720	14,901	5,171
Gain from disposal of business segments	382,850	—	—

Earnings from discontinued operations	398,570	14,901	5,171

Net earnings (loss)	$234,668	$(74,308)	$(230,629)

Basic and diluted earnings per share:
Weighted average shares outstanding	90,486	87,311	96,066

Loss from continuing operations	$(1.81)	$(1.02)	$(2.46)
Earnings from discontinued operations	4.40	0.17	0.06

Net earnings (loss)	$2.59	$(0.85)	$(2.40)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Net earnings (loss)	$234,668	$(74,308)	$(230,629)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of a related tax provision of $176 (2003 — $1,526; 2002 — $2,374)	(24,796)	(24,275)	43,481
Reclassification adjustment for realized foreign exchange losses upon the substantial reduction of net investment in foreign operations	114,111	—	78,217

	89,315	(24,275)	121,698

Unrealized gain on marketable securities arising during the year, net of a related tax provision of $2,250 and minority interest of nil (2003 — net of a related tax provision of $3,952 and minority interest of $2,053; 2002 — net of a related tax provision of $1,510 and minority interest of $615)	3,993	13,872	4,451
Reclassification adjustment for realized (gains) losses reclassified out of accumulated other comprehensive income (loss), net of a related tax benefit of $3,544 and recovery of minority interest of $1,665 (2003 — net of a related tax benefit of $842 and recovery on minority interest of $193; 2002 — net of a related tax provision of $530)	(11,825)	(2,003)	1,301

	(7,832)	11,869	5,752

Minimum pension liability adjustment, net of a related tax provision of $797 and minority interest of $119 (2003 — net of a related tax provision of $101 and minority interest of $11; 2002 — net of a related tax benefit of $15,852)	28,463	(1,710)	(27,737)

	109,946	(14,116)	99,713

Comprehensive income (loss)	$344,614	$(88,424)	$(130,916)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

			Accumulated	Retained
	Common	Additional	Other	Earnings		Issued
	Stock	Paid-In	Comprehensive	(Accumulated	Treasury	Shares in
	Class A & B	Capital	Income (Loss)	Deficit)	Stock	Escrow	Total

				Restated			Restated
				Note 2			Note 2
Balance at January 1, 2002	$1,118	$554,392	$(174,087)	$155,784	$(132,896)	$(58,655)	$345,656
Stock options exercised	1	814	—	—	—	—	815
Class A Common Stock issued	3	3,429	—	—	—	—	3,432
Dividends payable in cash — Class A and Class B, $0.41 per share	—	—	—	(28,566)	—	—	(28,566)
Dividends on redeemable preferred stock	—	—	—	(196)	—	—	(196)
Minimum pension liability adjustment	—	—	(27,737)	—	—	—	(27,737)
In-kind dividends	—	4,376	—	(4,376)	—	—	—
Translation adjustments	—	(71)	121,698	—	—	—	121,627
Change in unrealized gain on securities, net	—	—	5,752	—	—	—	5,752
Net loss	—	—	—	(230,629)	—	—	(230,629)
Escrow shares on total return equity swap	31	30,032	—	—	—	(26,050)	4,013
Payout of Total Return Equity Swap	(69)	(72,152)	—	—	—	78,079	5,858
Escrow shares cancelled	(76)	(82,016)	—	—	(6,626)	6,626	(82,092)
Transfer to treasury	—	438	—	—	(438)	—	—

Balance at December 31, 2002	1,008	439,242	(74,374)	(107,983)	(139,960)	—	117,933
Stock options exercised	11	12,104	—	—	—	—	12,115
Purchase of Class A Common Stock	—	—	—	—	(8,849)	—	(8,849)
Stock-based compensation	—	6,722	—	—	—	—	6,722
Dividends payable in cash — Class A and Class B, $0.20 per share	—	—	—	(17,403)	—	—	(17,403)
Minimum pension liability adjustment	—	—	(1,710)	—	—	—	(1,710)
Translation adjustments	—	(668)	(24,275)	—	—	—	(24,943)
Change in unrealized gain on securities, net	—	—	11,869	—	—	—	11,869
Net loss	—	—	—	(74,308)	—	—	(74,308)
In-kind dividends	—	3,906	—	(3,906)	—	—	—
Redemption of Class A Common Stock	(20)	(16,480)	—	—	—	—	(16,500)

Balance at December 31, 2003	999	444,826	(88,490)	(203,600)	(148,809)	—	4,926
Stock options exercised	31	36,915	—	—	—	—	36,946
Stock-based compensation	—	10,588	—	—	—	—	10,588
Dividends payable in cash — Class A and Class B, $2.70 per share	—	—	—	(244,888)	—	—	(244,888)
Minimum pension liability adjustment	—	—	28,463	—	—	—	28,463
Translation adjustments	—	—	89,315	—	—	—	89,315
Change in unrealized gain on securities, net	—	—	(7,832)	—	—	—	(7,832)
Net earnings	—	—	—	234,668	—	—	234,668

Balance at December 31, 2004	$1,030	$492,329	$21,456	$(213,820)	$(148,809)	$—	$152,186

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Cash Flows From Continuing Operating Activities:
Net earnings (loss)	$234,668	$(74,308)	$(230,629)
Earnings from discontinued operations	(398,570)	(14,901)	(5,171)

Loss from continuing operations	(163,902)	(89,209)	(235,800)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	32,739	39,180	39,061
Deferred income taxes	19,708	41,964	54,983
Amortization of deferred financing costs	780	1,503	5,585
Minority interest	1,185	5,325	2,167
Premium on debt extinguishments	50,617	19,657	27,126
Equity in losses of affiliates, net of dividends received	3,321	2,373	907
Loss (gain) on sales of investments	(1,709)	(3,578)	—
Loss (gain) on sales of property, plant and equipment	(45,915)	156	(5,375)
Write-down of investments	365	14,496	40,536
Write-down of property, plant and equipment	—	5,622	—
Loss (gain) on Participation Trust and CanWest Debentures	30,859	(112,504)	(2,627)
Non-cash portion of losses on Total Return Equity Swap	—	—	9,106
Non-cash portion of foreign currency loss, net	1,866	7,810	79,079
Non-cash interest income	(7,967)	(8,110)	(5,888)
Other	2,868	19,446	(23,976)
Changes in current assets and liabilities, net of dispositions:
Accounts receivable	23,206	14,955	18,185
Inventories	(1,971)	(651)	9,393
Prepaid expenses and other current assets	(2,493)	(2,323)	(464)
Accounts payable and accrued expenses	22,364	8,918	(41,481)
Income taxes payable and other tax liabilities	30,229	96,650	7,282
Deferred revenue and other	(12,820)	(13,987)	8,963

Cash provided by (used in) continuing operating activities	(16,670)	47,693	(13,238)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(31,571)	(9,314)	(17,932)
Proceeds from sale of property, plant and equipment	87,207	338	10,063
Investments and other non-current assets	(12,019)	(26,197)	(11,401)
Purchase of short-term investments, net	(512,650)	(19,400)	—
Proceeds on disposal of investments and other assets	143,706	31,929	915
Proceeds from the sale of newspaper operations, net of cash disposed	1,204,036	—	—
Other	589	68	1,869

Cash provided by (used in) investing activities	879,298	(22,576)	(16,486)

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	(346,618)	(525,955)	(369,204)
Proceeds from bank and other debt	—	—	315,000
Proceeds from issuance of notes	—	—	300,000
Payment of debt issue costs	—	—	(15,704)
Cash settlement of Total Return Equity Swap	—	—	(100,000)
Change in borrowings with related parties	21,020	(49,053)	26,298
Escrow deposits and restricted cash	10,929	529,234	(533,404)
Net proceeds from issuance of equity securities	36,946	12,115	4,247
Repurchase of common shares	—	(8,849)	—
Dividends paid	(17,940)	(17,403)	(28,762)
Other	—	(4,328)	(1,767)

Cash used in financing activities	(295,663)	(64,239)	(403,296)

Net cash provided by (used in) discontinued operations	(246,370)	3,852	56,460

Effect of exchange rate changes on cash	8,742	6,049	5,906

Net increase (decrease) in cash and cash equivalents	329,337	(29,221)	(370,654)
Cash and cash equivalents at beginning of year	66,589	95,810	466,464

Cash and cash equivalents at end of year	$395,926	$66,589	$95,810

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

(1)	Significant Accounting Policies

(a)	Description of Business
      Hollinger International Inc. (“the Company”) operates principally as a publisher, printer and distributor of newspapers and magazines through subsidiaries and affiliates in the United States and Canada. The Company’s operating subsidiaries and affiliates in the United Kingdom and Israel were sold during 2004. (See Note 3). In addition, the Company has developed Internet websites related to its publications. The Company’s raw materials, principally newsprint and ink, are not dependent on a single or limited number of suppliers. Customers primarily consist of purchasers of the Company’s publications and advertisers in those publications.

(b)	Principles of Presentation and Consolidation
      The Company is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2004, Hollinger Inc. owned 17.4% of the combined equity and 66.8% of the combined voting power of the outstanding Common Stock of the Company.
      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. The Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was approximately 87% at December 31, 2004, and during all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates
      The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(d)	Cash Equivalents and Short-Term Investments
      Cash equivalents consist of certain highly liquid investments with original maturities of three months or less.
      Short-term investments primarily consist of auction rate securities with original maturities of 91 days or more. The interest rate under these securities is reset through an auction process generally occurring every 7 to 35 days. These securities are reported at cost which approximates fair value. Prior to December 31, 2004, these securities were included in cash and cash equivalents and prior year amounts have been reclassified to conform with the 2004 presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Accounts Receivable, Net of Allowance for Doubtful Accounts
      Accounts receivable are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31:

	2004	2003	2002

	(In thousands)
Balance at beginning of year	$16,501	$17,766	$13,560
Provision	1,884	4,885	10,120
Write-offs	(7,718)	(7,884)	(7,561)
Recoveries	2,369	1,207	1,698
Other	151	527	(51)

Balance at end of year	$13,187	$16,501	$17,766

(f)	Inventories
      Inventories consist principally of newsprint that is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(g)	Long-Lived Assets
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
      The Chicago Group publications capitalize the direct response advertising costs associated with their efforts to obtain new subscribers, which efforts enhance their subscriber lists. These costs are capitalized in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” The capitalized amounts are amortized over an 11-year period based on each publication’s historical subscriber retention experience. Based on historical retention data, an accelerated amortization period has been adopted whereby approximately 61% of the amount capitalized by the Chicago Group in a year is amortized in the first year and an additional 17% is amortized in year two. The remaining 22% is amortized over the subsequent nine years on a declining basis.
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
      Primary indicators of impairment include significant permanent declines in circulation and readership; the loss of specific sources of advertising revenue, whether or not to other forms of media; and an expectation that a long-lived asset may be disposed of before the end of its useful life. Impairment is generally assessed at the segment level (being the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Derivatives
      The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign currency exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in “Accumulated other comprehensive income (loss)” or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in net earnings (loss). See Note 12 for a discussion of the Company’s use of derivative instruments.

(i)	Investments
      Investments consist of corporate debt and equity securities. Marketable debt and equity securities which are classified as available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of the related tax and minority interest effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of “Accumulated other comprehensive income (loss)” until realized. Realized gains and losses from the sale of available-for-sale securities are determined on specific investments and recognized in the Consolidated Statements of Operations under the caption of “Other income (expense), net.” Other corporate debt and equity securities are recorded at cost less declines in market value that are other than temporary (other than those investments accounted for under the equity method as discussed below).
      A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any such impairment is charged to earnings and a new cost basis for the security is established.
      Dividend and interest income is recognized when earned.
      Investments in the common stock of entities for which the Company has significant influence over the investee’s operating and financial policies, but less than a controlling voting interest, are accounted for under the equity method. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee’s voting stock.
      Under the equity method, the Company’s investment in an investee is included in the Consolidated Balance Sheets (under the caption “Investments”) and the Company’s share of the investee’s earnings or loss is included in the Consolidated Statements of Operations under the caption “Other income (expense), net.”

(j)	Goodwill and Other Intangible Assets
      Goodwill represents the excess of acquisition costs over the estimated fair value of net assets and circulation related assets acquired in business combinations.
      Intangible assets with finite useful lives include subscriber and advertiser relationships, which are amortized on a straight-line basis over 30 years, and non-competition agreements with former owners of acquired newspapers, which are amortized on a straight-line basis over the agreements lives. All non-competition agreements were fully amortized as of December 31, 2004.
      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
      The transitional provisions of SFAS No. 142 required the Company to assess whether goodwill was impaired as of January 1, 2002. The fair values of the Company’s reporting units are determined primarily using a multiple of maintainable normalized cash earnings. As a result of this transitional impairment test, and based on the methodology adopted, the Company determined that the carrying amount of The Jerusalem Post properties was in excess of its estimated fair value. Accordingly, the goodwill attributable to The Jerusalem Post was written down in its entirety. The write-down of $20.1 million (net of tax of $nil) has been reflected in the Consolidated Statement of Operations as of January 1, 2002 as “Earnings from operations of segments disposed of.”
      The Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising revenue, (ii) a permanent significant decline in a reporting unit’s newspaper readership, (iii) a significant adverse long-term negative change in the demographics of a reporting unit’s newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. The Company has determined that the fair value of all reporting units is in excess of the respective carrying amounts at December 31, 2004 and 2003 for purposes of the annual impairment test.

(k)	Deferred Financing Costs
      Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt.

(l)	Pension Plans and Other Post-retirement Benefits

General
      The Company provides defined benefit pension, defined contribution pension, post-retirement and post-employment health care and life insurance benefits to eligible employees under a variety of plans (Note 17).
      Pension costs for defined contribution plans are recognized as the obligation for contribution arises and at expected contribution rates for discretionary plans.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Rate of Return on Assets
      In determining the expected long-term rate of return on assets, the Company evaluates input from its investment consultants, actuaries and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Returns projected by such consultants are based on broad equity and bond indices.
      The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.
      The Company’s determination of net pension expense is based on market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation of assets recognizes investment gains or losses over a three-year period from when they occur. Investment gains or losses for this purpose reflect the difference between the expected return calculated using the market-related value of assets and recognized gains or losses over a three-year period. The future value of assets will be affected as previously deferred gains or losses are recorded.

Discount Rate
      The discount rate that the Company uses for determining future pension obligations is based on indices of AA-rated corporate bonds. These indices reflect the weighted average period of benefit payments.
      The Company will continue to evaluate its actuarial assumptions, generally on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust them as appropriate. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions by the Company and various other factors related to the populations participating in the pension plans.

(m)	Income Taxes
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

(n)	Revenue Recognition
      The Company’s principal sources of revenue are comprised of advertising, circulation and job printing. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and, (iv) collectibility is reasonably assured or is probable. Advertising revenue, being amounts charged for space purchased in the Company’s newspapers or for inserts distributed with the newspapers, is recognized upon publication. Circulation revenue from subscribers, billed to customers at the beginning of a subscription period, is recognized on a straight-line basis over the term of the related subscription. Deferred revenue represents subscription receipts that have not been earned. Circulation revenue from single copy sales is recognized at the time of distribution. In both cases, circulation revenues are recorded

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net of fees or commissions paid to distributors and retailers and net of an allowance for returned copies. Job printing revenue, being charges for printing services provided to third parties, is recognized upon delivery.

(o)	Foreign Currency Translation
      Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, “Foreign Currency Translation.” All assets, liabilities and minority interests are translated at period end exchange rates, stockholders’ equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing throughout the period. Translation adjustments are included in the “Accumulated Other Comprehensive Income (Loss)” component of stockholders’ equity. Translation adjustments are not included in earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings (loss).

(p)	Earnings (Loss) Per Share
      Earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.” See Note 21 for a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share.

(q)	Stock-based Compensation
      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 for the year ended December 31, 2002.
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
      The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of Ravelston were recorded using the fair value based method and are reflected in the Consolidated Statements of Stockholders’ Equity as dividends in-kind. See Note 16 for discussion of the accounting treatment for modifications of these options.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company’s loss from continuing operations and loss from continuing operations per share would have been adjusted to the pro forma amounts indicated in the following table:

	2004	2003	2002

	(In thousands, except per share
	amounts)
Loss from continuing operations, as reported	$(163,902)	$(89,209)	$(235,800)
Add: stock-based compensation expense, as reported	10,588	6,722	—
Deduct: pro forma stock-based compensation expense	(5,566)	(9,336)	(3,551)

Pro forma loss from continuing operations	$(158,880)	$(91,823)	$(239,351)

Basic loss from continuing operations per share, as reported	$(1.81)	$(1.02)	$(2.46)
Diluted loss from continuing operations per share, as reported	$(1.81)	$(1.02)	$(2.46)
Pro forma basic loss from continuing operations per share	$(1.76)	$(1.05)	$(2.49)
Pro forma diluted loss from continuing operations per share	$(1.76)	$(1.05)	$(2.49)
      The fair value of each stock option granted was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002, respectively: dividend yield of 3.39% and 4.80%; expected volatility of 36.18% and 35.79% and risk-free interest rates of 2.69% and 4.27%; expected lives of five years. Weighted average fair value of options granted by the Company during 2003 and 2002 was $2.41 and $2.64, respectively, on a per share basis.

(r)	Reclassifications
      Certain 2003 and 2002 amounts in the consolidated financial statements have been reclassified to conform with the 2004 presentation.

(s)	New Accounting Pronouncements
      In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). SFAS No. 132R retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements; those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. See Note 1(l) and Note 17. The Company has included the disclosures required by SFAS No. 132R in these consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R was to be effective as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the compliance date was changed by the Securities and Exchange Commission (“SEC”) such that SFAS 123R is effective at the start of the next

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal period beginning after June 15, 2005, which is January 1, 2006 for the Company. The Company has not yet determined the impact SFAS 123R will have on its results of operations and expects to adopt SFAS 123R on January 1, 2006.

(2)	Restatement
      The Company has restated its Consolidated Balance Sheet as of December 31, 2003 and its Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002 due to the correction of accounting errors in prior periods. The restatement, resulting from errors and expected adjustments to the Company’s U.S. federal tax returns for 1999 and 1998, did not result in restatement of the Company’s consolidated results of operations for the years ended December 31, 2003 and 2002.
      The effect on specific amounts presented on the Consolidated Balance Sheet as of December 31, 2003 (after effect of discontinued operations and reclassifications) is as follows:

		Before
	Restated	Restatement

	(In thousands)
Income taxes payable and other tax liabilities	$462,574	$439,409
Total current liabilities	806,337	783,172
Deferred income taxes and other tax liabilities	294,244	285,559
Total liabilities	1,751,923	1,720,073
Accumulated deficit	(203,600)	(171,750)
Total stockholders’ equity	4,926	36,776
Total liabilities and stockholders’ equity	1,785,104	1,785,104
      The following table summarizes the effect of the restatement on the Consolidated Balance Sheet as of December 31, 2003 (in thousands):

Income taxes payable and other tax liabilities after giving effect to discontinued operations(a)	$439,409
Additional income taxes and related interest largely resulting from additional gain on sale of assets and newspaper operations in 1999(b)	$23,165

Restated income taxes payable and other tax liabilities	$462,574

Deferred income taxes and other tax liabilities after giving effect to discontinued operations(a)	$285,559
Additional income taxes and related interest largely resulting from additional gain on sale of assets and newspaper operations in 1999(b)	8,685

Restated deferred income taxes and other tax liabilities	$294,244

Accumulated deficit as previously reported	$(171,750)
Additional income taxes and related interest largely resulting from additional gain on sale of assets and newspaper operations in 1999(b)	(31,850)

Restated accumulated deficit	$(203,600)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the cumulative effect of the restatement on Stockholders’ Equity at December 31, 2002 and January 1, 2002:

	December 31,	January 1,
	2002	2002

Total stockholders’ equity as previously reported	$149,783	$377,506
Additional income taxes and related interest largely resulting from additional gain on sale of assets and newspaper operations in 1999(b)	(31,850)	(31,850)

Restated total stockholders’ equity	$117,933	$345,656

(a)	The financial statements for all periods presented have been revised to reflect discontinued operations treatment, in accordance with SFAS No. 144, resulting from the sale of certain operations as described in Note 3.

(b)	The errors and expected adjustments relate to the Company’s U.S. federal tax returns for 1998 and 1999. The increased tax liability largely represents additional income taxes and related interest (net of applicable tax benefits) resulting principally from errors in computing the gain on sale of assets and newspaper operations sold in 1999.

(3)	Dispositions and Discontinued Operations
      In November 2003, the Company announced that the Board of Directors had retained Lazard Frères & Co. LLC and Lazard & Co., Limited (collectively, “Lazard”) as financial advisor to explore alternative strategic transactions on the Company’s behalf (the “Strategic Process”), including a possible sale of the Company as a whole, the sale of one or more of its individual businesses, or other transactions.
      As part of the Strategic Process, in June 2004, the Company agreed to terms and signed an agreement to sell The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”). Under the terms of the agreement, Press Acquisitions Limited acquired all of the outstanding shares of the Telegraph Group, representing substantially all of the Company’s U.K. operations, for a purchase price of £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1). This purchase price was subject to adjustment depending on certain working capital levels in the Telegraph Group, but such adjustment was not material (less than one-half of one percent of the purchase price). The transaction closed on July 30, 2004.
      The Company fully repaid all amounts outstanding under its senior credit facility with Wachovia Bank, N.A. (the “Senior Credit Facility”) on July 30, 2004 ($213.4 million) with proceeds from the sale of the Telegraph Group. The Company paid approximately $2.1 million in fees for early termination of the Senior Credit Facility and expensed the related deferred financing costs of $5.2 million. These costs are reflected in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004 and the related indebtedness is included in “Non-current liabilities of operations to be disposed of” in the Consolidated Balance Sheet at December 31, 2003. See Note 12(b) for information related to early termination of related cross-currency interest rate swaps.
      As a result of the sale of the Telegraph Group, the Company’s accompanying consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002, have been revised

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to reflect the Telegraph Group as discontinued operations in accordance with SFAS No. 144. The following table presents information about the operating results of the Telegraph Group through July 30, 2004:

	Year Ended December 31,

	2004(a)	2003	2002

	(In thousands)
Operating revenues:
Advertising	$211,320	$319,358	$316,295
Circulation	118,016	173,327	140,802
Job printing and other	17,464	26,790	24,430

Total operating revenues	346,800	519,475	481,527

Operating costs and expenses:
Newsprint	49,759	75,402	80,668
Compensation	72,007	107,487	94,092
Other operating costs	179,697	279,588	245,325
Depreciation and amortization	6,102	14,339	12,732

Total operating costs and expenses	307,565	476,816	432,817

Operating income	$39,235	$42,659	$48,710

(a)	Operating results are presented for 7 months.
      For the year ended December 31, 2004, the Company recognized a gain on the sale of the Telegraph Group of $370.4 million, net of taxes of $208.8 million. Assets of the Telegraph Group included $402.8 million of goodwill. For the years ended December 31, 2004, 2003 and 2002, earnings before taxes from operations of the Telegraph Group were $32.4 million, $13.8 million, and $45.5 million, respectively.
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
      Pursuant to this legislation, in November 2004, the Company’s management approved a domestic reinvestment plan and received a dividend from a U.K. subsidiary. Accordingly, the Company recognized an income tax benefit of approximately $16.0 million as a result of this legislation. The Section 965 benefit is included in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004.
      On November 16, 2004, the Company announced that as part of the Strategic Process, it had entered into a definitive agreement to sell the Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem Report and related publications (collectively, the “JP”). The transaction involved the sale by the Company of its debt and equity interests in the JP to Mirkaei Tikshoret Ltd. for $13.2 million. The transaction closed on December 15, 2004 and the Company recognized a gain on the sale of approximately $12.4 million, net of a $9.9 million tax benefit, which is included in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004. The Company has reflected the JP, representing substantially all of the operations of the Community Group segment, as discontinued operations in accordance with SFAS No. 144. For the years ended December 31, 2004, 2003 and 2002, operating revenues were $9.1 million, $10.4 million and $13.2 million, respectively, and loss from operations was

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$8.3 million, $5.2 million and $27.6 million, respectively. The loss for the year ended December 31, 2002 includes the $20.1 million write-down of goodwill attributable to the JP upon the adoption of SFAS No. 142.

(4)	Other Current Assets
      At December 31, 2004, “Other current assets” on the Consolidated Balance Sheet consisted largely of prepaid insurance costs and estimated amounts due from the acquirer of the Telegraph Group in respect of recoverable tax losses.
      At December 31, 2003, the Company owned corporate apartments in both Chicago and New York and an aircraft, which were considered non-core assets which were held for sale and classified as “Other current assets.” During 2004, the apartments were sold for net proceeds of $3.2 million and the aircraft was sold for $7.1 million.

(5)	Investments

	December 31,

	2004	2003

	(In thousands)
Available-for-sale securities, at fair value:
Equity securities	$9,287	$4,404
CanWest debentures	—	69,484

	9,287	73,888

Other non-marketable investments, at cost:
Internet and technology related companies	10,401	13,923
Other	11,078	10,719

	21,479	24,642

Equity accounted companies, at equity:
Internet related companies	615	8,720
Other	1,803	6,738

	2,418	15,458

	$33,184	$113,988

	December 31,

	2004	2003

	(In thousands)
Gross unrealized holding gains on available-for-sale securities:
CanWest debentures	$—	$14,588
Equity securities	5,160	1,363

	5,160	15,951
Less — deferred tax benefit	(1,817)	(3,111)
Less — minority interest	—	(1,665)

Unrealized gain on available-for-sale securities included in stockholders’ equity	$3,343	$11,175

      On November 16, 2000, the Company sold a substantial portion of its Canadian assets to CanWest Global Communications Corp. (“CanWest”) and received in return, in addition to cash and shares in

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CanWest, 12 1/8% Fixed Rate Subordinated Debentures due November 15, 2010 (the “CanWest Debentures”). The Company was able to monetize its interest in the CanWest Debentures in spite of restrictions limiting transfer of ownership but not without retaining some risk, particularly in relation to foreign exchange rate fluctuations between the Canadian and United States dollars. The monetization was effected by way of a participation agreement pursuant to which the Company sold its interests in a substantial portion of the CanWest Debentures to a trust.
      The CanWest Debentures were issued by a wholly-owned subsidiary of CanWest and were guaranteed by CanWest. These debentures were denominated in Canadian dollars. Interest on the CanWest Debentures was calculated, compounded and payable semi-annually in arrears at a rate of 12 1/8% per annum. At any time prior to November 5, 2005, CanWest was allowed to pay interest on the debentures by way of non-voting shares of CanWest, debentures in substantially the same form as the CanWest Debentures, or cash. The debentures were due November 15, 2010, but were redeemable at any time prior to May 15, 2003 for cash at CanWest’s option at 100% of the principal amount.
      The Company was prohibited from selling the CanWest Debentures prior to May 15, 2003. In order to monetize this investment, the Company entered into a participation agreement in August 2001 pursuant to which it sold participation interests in Cdn.$540.0 million ($350.0 million) principal amount of CanWest Debentures to a special purpose trust (“Participation Trust”) administered by an arm’s length trustee. That sale of participation interests was supplemented by a further sale of Cdn.$216.8 million ($140.5 million) in December 2001 for a total of Cdn.$756.8 million ($490.5 million). Both sales were conducted at a contracted rate of exchange of $0.6482 for each Cdn.$1. The Company remained the record owner of the participated CanWest Debentures and was required to make payments to the Participation Trust with respect to those debentures if and to the extent it received payment in cash or kind on the debentures from CanWest. These payments were not reflected in the Company’s accounts.
      Coincident with the Participation Trust’s purchases of the participation interests, the Participation Trust sold senior notes to arm’s length third parties (“Trust Notes”) to finance the purchase of the participation interests. These transactions were accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
      Under the terms of the Participation Trust, the interest payments received by the Company in respect of the underlying CanWest Debentures were immediately paid to the Participation Trust. However, after May 15, 2003, the Company may have been required to deliver to the Participation Trust, CanWest Debentures with a value equivalent to $475.3 million based on the contracted rate of exchange. The CanWest Debentures were denominated in Canadian dollars and consequently, there was a foreign currency exposure on the debentures subject to the delivery provision. A substantial portion of that exposure was previously hedged, however, the hedge instrument (a forward foreign exchange contract) was terminated in contemplation of and in conjunction with the placement of 9% Senior Notes due 2010 (the “9% Senior Notes”) and amendment of the Senior Credit Facility in 2002 (See Note 10). In 2002, a net cash receipt of $6.3 million was realized on the termination of the hedge and included in “Other income (expense), net.”
      At the time the Participation Trust was established, the Company retained a beneficial interest in CanWest Debentures that was not subject to the interests of the Participation Trust. Based on exchange rates at December 31, 2003 the Company held debentures with a face value of $59.4 million in excess of that required to satisfy its obligations to the Participation Trust.
      On May 11, 2003, CanWest redeemed Cdn.$265.0 million principal amount of the CanWest Debentures plus interest accrued to the redemption date of Cdn.$8.8 million for a total of Cdn.$273.8 million ($197.2 million), of which Cdn.$246.6 million was payable to the Participation Trust. This amount, converted at the fixed rate of $0.6482 for each Canadian dollar, totaled $159.8 million and was delivered to the Participation Trust on May 11, 2003. The balance of the proceeds of $37.4 million, less the amounts paid

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the cross currency swap discussed below of $9.8 million, or $27.6 million, was retained by the Company in respect of its interest in debentures, in which Participations were not sold, a portion of which it was unable to transfer to an unaffiliated third party before November 4, 2005. Of the proceeds retained by the Company, approximately $16.7 million was restricted cash under the terms of the Participation Trust and unavailable for general corporate purposes until November 18, 2004.
      On April 11, 2003, the Company entered into a cross-currency rate swap transaction to hedge the Canadian denominated proceeds expected to be received on the redemption of the CanWest Debentures. The contract had a total foreign currency obligation notional value of $187.4 million, fixed at a rate of US$0.6845 for each Cdn.$1.00 and expired as to Cdn.$273.8 million on May 13, 2003. Changes in the value of derivatives comprising the cross-currency swap amounted to a loss of $9.8 million in 2003, which is included in “Other income (expense), net.”
      The Company received additional CanWest Debentures in the amount of Cdn.$9.6 million ($7.4 million), Cdn.$10.0 million ($7.2 million) and Cdn.$15.8 million ($10.0 million) in 2004, 2003 and 2002, respectively, in payment of the interest due on debentures held by the Company, a portion of which related to interest accrued during previous periods. These debentures were recorded at their fair value.
      On October 7, 2004, the Company and Hollinger L.P. entered into an agreement (the “Facilitation Agreement”) with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Participation Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the “CanWest Exchange Offer”). In the Facilitation Agreement, the Company agreed, among other things, to sell to CanWest, for cash, all of the CanWest Debentures beneficially owned by the Company. The Company’s obligation to sell the CanWest Debentures to CanWest, and CanWest’s obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer closed on November 18, 2004. The Company received approximately $133.6 million, of which Hollinger L.P. received approximately $84.5 million, in respect of CanWest Debentures owned and their residual interest in the Participation Trust that was attributable to foreign currency exchange. As a result of the completion of the transaction, the Participation Trust was dissolved and the Company has no further ownership interest in the CanWest Debentures. The Company has recorded a realized loss of approximately $30.9 million on this transaction largely due to foreign currency gains recognized in prior years which were not ultimately realized and which are included in “Other income (expense), net,” in the Consolidated Statement of Operations for the year ended December 31, 2004.

(6)	Property, Plant and Equipment

	December 31,

	2004	2003

	(In thousands)
Land	$11,775	$23,940
Building and leasehold interests	114,987	119,166
Machinery and equipment	200,389	215,057
Construction in progress	6,545	3,488
Less: accumulated depreciation	(124,393)	(137,660)

	$209,303	$223,991

      Depreciation of property, plant and equipment totaled $20.9 million, $22.8 million and $21.9 million in 2004, 2003 and 2002, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2003 are as follows:

		Canadian
	Chicago	Newspaper	Consolidated
	Group	Group	Total

	(In thousands)
Balance as of January 1, 2003	$128,054	$45,229	$173,283
Adjustments of excess acquisition reserves	(3,657)	—	(3,657)
Acquisition	—	709	709
Foreign currency translation	—	10,101	10,101

Balance as of December 31, 2003	$124,397	$56,039	$180,436
Adjustments of excess acquisition reserves	(231)	—	(231)
Acquisition	—	1,346	1,346
Foreign currency translation	—	4,228	4,228

Balance as of December 31, 2004	$124,166	$61,613	$185,779

      During 2003, the Company purchased the remaining 25% interest of one of its subsidiaries included in the Canadian Newspaper Group for $0.7 million.
      The Company, through a 70% owned subsidiary, completed an acquisition of a newspaper in Alberta, Canada on September 30, 2004 for approximately $1.6 million. The Company recorded $1.3 million of goodwill related to this acquisition.
      The Company’s amortizable intangible assets consist of: (i) non-competition agreements with former owners of acquired newspapers that are amortized using the straight-line method over the term of the respective non-competition agreements (which became fully amortized in 2004); and (ii) subscriber and advertiser relationships. In 2004, the Chicago Group combined two of its local divisions. The advertiser and subscriber lists of these two divisions were largely duplicative and were not deemed to have incremental value. Thus, the Company wrote off approximately $1.8 million of intangible assets. This amount has been reflected in “Other operating costs” in the Consolidated Statement of Operations for the year ended December 31, 2004. The components of amortizable intangible assets at December 31, 2004 and 2003 are as follows:

	December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

	(In thousands)
Subscriber and advertiser relationships	$136,233	$34,894	$101,339

	December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

	(In thousands)
Non-competition agreements	$14,000	$13,792	$208
Subscriber and advertiser relationships	138,154	30,872	107,282

	$152,154	$44,664	$107,490

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization of intangible assets for the years ended December 31, 2004, 2003 and 2002 was $4.6 million, $9.7 million and $8.9 million, respectively. Future amortization of intangible assets is as follows: $4.4 million per year from 2005 through 2009.

(8)	Deferred Financing Costs and Other Assets

	December 31,

	2004	2003

	(In thousands)
Unrealized foreign exchange gain on Participation Trust (Notes 5 and 12)	$—	$92,106
Deferred financing costs	176	10,117
Capitalized telemarketing costs, net of accumulated amortization	15,408	14,411
Receivable from Bradford Publishing Co. (Note 24(k))	3,430	3,430
Receivable from Horizon Publications Inc. (Note 24(l))	4,700	4,859
Intangible asset — pension (Note 17)	1,614	1,700
Other	1,751	2,583

	$27,079	$129,206

(9)	Accounts Payable and Accrued Expenses

	December 31,

	2004	2003

	(In thousands)
Accounts payable	$61,655	$72,148
Accrued expenses:
Labor and benefits	24,444	24,256
Accrued interest	153	3,751
Accrued restitution and settlement costs — circulation matters(a)	25,694	24,120
Payable to purchaser of the Telegraph Group(b)	4,051	—
Professional fees	15,675	6,961
Other(c)	14,593	11,885

	$146,265	$143,121

(a)	As disclosed in Notes 18 and 23, the Company’s Audit Committee completed its investigation of circulation matters at the Chicago Sun-Times. The Company has reached a settlement or tentative settlement with a majority of its advertisers regarding restitution and has accrued costs of $2.9 million and $24.1 million for the years ended December 31, 2004 and 2003, respectively.

(b)	On February 15, 2005, the Company made a payment totaling $1.7 million to the purchaser of the Telegraph Group. The payment was comprised of approximately $4.1 million accrued for a working capital adjustment partially offset by approximately $2.4 million in receivables related to the partial surrender of tax losses to be utilized by the Telegraph Group. See Note 3.

(c)	Certain amounts previously included in accrued expenses, amounting to $40.6 million at December 31, 2003, have been reclassified and offset against accounts receivable to conform with the financial statement presentation at December 31, 2004. These amounts relate to items which are the subject of arbitration proceedings, between the Company and CanWest. The procedures for the arbitration are expected to result in a single net settlement and the Company has offset the accrued expenses against the related receivables. See Note 23.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Long-Term Debt

	December 31,

	2004	2003

	(In thousands)
Hollinger International Publishing Inc.:
8.625% Senior Notes due 2005(a)	$5,082	$5,082
9% Senior Notes due 2010(b)	6,000	300,000
Community Group:
Amounts due under non-interest bearing non-competition agreements due 2005-2007	361	750
Other due 2005-2009 (at varying interest rates up to 9%)	709	1,088
Other debt	2,206	3,279

	14,358	310,199
Less:
Current portion included in current liabilities	12,305	2,031

	$2,053	$308,168

      The following table summarizes the terms of the Hollinger International Publishing Inc. (“Publishing”) notes:

						Early	Early
	Interest					Redemption	Redemption
Principal	Rate		Issue Date	Status	Maturity	Date	Price

(In thousands)
$5,082	8.625	%(a)	March 18, 1997	Senior	March 15, 2005	None	—
$6,000	9	%(b)	December 23, 2002	Senior	December 15, 2010	December 15, 2006 or after	2006-104.50% 2007-102.25% 2008-100.00%

(a)	8.625% Senior Notes due 2005 (“8.625% Senior Notes”)
      On February 14, 2002, Publishing, a wholly-owned subsidiary of the Company, commenced a cash tender offer for any and all of its outstanding 8.625% Senior Notes due 2005. The tender offer was made upon the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated February 14, 2002. Under the terms of the offer, the Company offered to purchase the outstanding 8.625% Senior Notes at a price to be determined three business days prior to the expiration date of the tender offer by reference to a fixed spread of 87.5 basis points over the yield to maturity of the 7.50% U.S. Treasury Notes due February 15, 2005, plus accrued and unpaid interest up to but not including the day of payment for the 8.625% Senior Notes. The purchase price totaled $1,101.34 for each $1,000 principal amount of 8.625% Senior Notes. Included in the purchase price was a consent payment equal to $40 per $1,000 principal amount of the 8.625% Senior Notes, payable to those holders who validly consented to the proposed amendments to the indenture governing the 8.625% Senior Notes. In connection with the tender offer, the Company solicited consents from the holders of the 8.625% Senior Notes to amend the indenture governing the 8.625% Senior Notes by eliminating most of the restrictive provisions. On March 15, 2002, $248.9 million in the aggregate principal amount had been validly tendered pursuant to the offer and on March 18, 2002, these noteholders were paid in full. In addition, during 2002, Publishing purchased for retirement an additional $6.0 million in aggregate principal amount of the 8.625% Senior Notes.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	9% Senior Notes due 2010
      On December 23, 2002, Publishing issued $300.0 million of 9% Senior Notes guaranteed by the Company. Net proceeds of $291.7 million plus cash on hand and borrowings under the Senior Credit Facility were used in January 2003 to retire, in their entirety, Publishing’s outstanding Senior Subordinated Notes due 2006 and 2007 (the “Senior Subordinated Notes”), to retire the Company’s equity forward purchase agreements (total return equity swaps (See Note 19)) in December 2002 and to repay amounts borrowed under a term facility maturing December 31, 2003 with the balance available for general corporate purposes.
      On December 23, 2002, Publishing gave notice of redemption to the holders of existing Senior Subordinated Notes. Such notes were retired in January 2003. Including early redemption premiums and accrued interest, $543.8 million was paid upon retirement of the Senior Subordinated Notes.
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
      On January 22, 2003 and February 6, 2003, Publishing entered into interest rate swap agreements to convert $150.0 million and $100.0 million, respectively, of the 9% Senior Notes to floating rates through December 15, 2010, subject to early termination notice (See Note 12).
      Approximately $290.6 million, or 97%, of the 9% Senior Notes were tendered for retirement on July 30, 2004 and all covenants were removed from the untendered notes. In addition, $3.4 million in principal of the remaining 9% Senior Notes was purchased on the open market for approximately $3.9 million and retired during September 2004. The cost of these early retirements was $60.4 million, including expensing of related deferred financing costs of $9.2 million, which is reflected in “Other income (expense), net” in the Consolidated Statement of Operations for the year ended December 31, 2004 (See Note 19). See Note 12 regarding termination of the related swap arrangements.

(c)	Senior Subordinated Notes due 2006 and 2007
      In 2002, Publishing purchased for retirement $10.1 million in aggregate principal amount of the Senior Subordinated Notes due 2006 (“Notes due 2006”) and $25.0 million in aggregate principal amount of the Senior Subordinated Notes due 2007 (“Notes due 2007”).
      The remaining Senior Subordinated Notes were retired in January 2003 with proceeds from the 9% Senior Notes issued in December 2002 (Note 10(b)) and with borrowings under the Senior Credit Facility. Publishing paid premiums of approximately $19.7 million on the early redemption of the Notes due 2006 and the Notes due 2007 and wrote-off related deferred financing costs of approximately $17.6 million, which amounts are reflected in “Other income (expense), net” in the 2003 Consolidated Statement of Operations.
      The total principal amount of the above 8.625% Senior Notes, Notes due 2006 and Notes due 2007 repaid during 2002 was $290.0 million. The premiums paid to retire that debt totaled approximately $27.1 million, which together with a write-off of approximately $8.3 million of related deferred financing costs, are reflected in “Other income (expense), net” in the 2002 Consolidated Statement of Operations.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Other
      The following table presents principal repayments to be made the next five years and thereafter. These amounts are based on the contractual repayment period except for the 9% Senior Notes which are included in 2005 based on the Company’s plans to repurchase and retire the notes.

(In thousands)
2005	$12,305
2006	1,159
2007	853
2008	38
2009	3
Thereafter	—

$14,358

Interest paid in 2004, 2003 and 2002 was $14.9 million, $66.1 million and $65.2 million respectively.

(11)	Leases
      The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $6.2 million, $7.7 million and $6.5 million in 2004, 2003 and 2002, respectively.
      Minimum lease commitments at December 31, 2004 are as follows:

(In thousands)
2005	$5,459
2006	6,672
2007	5,608
2008	5,257
2009	5,257
Thereafter	38,624

$66,877

(12)	Financial Instruments

(a)	Fair Values
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2003, the comparison of the carrying value and the estimated fair value of the Company’s financial instruments are as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
Long-term debt (Note 10)	$14,358	$14,722	$310,199	$329,682
Interest rate swaps — liability (Note 10)	—	—	(5,631)	(5,631)
Foreign currency obligation — asset (Note 8)	—	—	92,106	92,106
      The fair value of the interest rate swaps represents the estimated amount that the Company would pay or receive to terminate the agreements. The interest rate swaps were in connection with the 9% Senior Notes. The Company cancelled the interest rate swaps on the 9% Senior Notes on July 30, 2004 and recorded an expense of $10.5 million for the early termination of these swaps during 2004. The foreign currency obligation was in connection with the sale of participations in the CanWest Debentures (Note 5). The carrying values of all other financial instruments at December 31, 2004 and 2003 approximate their estimated fair values.

(b)	Derivative instruments
      The Company may enter into various swap, option and forward contracts from time to time when management believes conditions warrant. Such contracts are limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency risks. If, in management’s view, the conditions that made such arrangements worthwhile no longer exist, the contracts may be closed. The forward exchange contract related to the Participation Trust as described in Note 5 was terminated on September 30, 2002. This contract was marked to market and the related gains and losses included in “Other income (expense), net.”
      On January 22, 2003 and February 6, 2003, Publishing entered into interest rate swap agreements to convert $150.0 million and $100.0 million, respectively, of the 9% Senior Notes issued in December 2002 to floating rates through December 15, 2010, subject to early termination notice. The change in the value of derivatives comprising the interest rate swap agreements amounted to a loss of $4.9 million in 2004 and a loss of $5.6 million in 2003. This change is reported in “Interest expense” in the Consolidated Statements of Operations. The fair value of these contracts as of December 31, 2003 is included in the Consolidated Balance Sheet in “Other liabilities.”
      On April 11, 2003 the Company entered into a cross-currency swap transaction to hedge the Canadian denominated proceeds expected to be received on the redemption of the CanWest Debentures (see Note 5). The contract had a total foreign currency obligation notional value of $187.4 million, fixed at a rate of US$0.6845 for each Cdn.$1.00 and expired as to Cdn.$273.8 million on May 13, 2003. Changes in the value of the cross-currency swap amounted to a loss in 2003 of $9.8 million. These changes are reported in “Other income (expense), net” in the Consolidated Statement of Operations.
      The Company had cross-currency interest rate swaps on its Senior Credit Facility and interest rate swaps on the 9% Senior Notes. Upon completion of the sale of the Telegraph Group and the repayment of the Senior Credit Facility and the completion of the tender offer for the 9% Senior Notes, the Company terminated these swap agreements. The Company paid $32.3 million, including $29.7 million previously recognized in mark-to-market adjustments, upon early termination of the cross-currency interest rate swaps on the Senior Credit Facility and $10.5 million related to the interest rate swaps on the 9% Senior Notes (see Note 10). The termination costs on the cross-currency interest rate swaps have been included in the “Gain from disposal of business segments” and the termination costs on the interest rate swaps on the 9% Senior Notes have been included in “Interest expense.”

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Minority Interest

	December 31,

	2004	2003

	(In thousands)
Common shares of subsidiary	$3,591	$2,839
Partnership units	26,254	25,416

	$29,845	$28,255

      The common shares of subsidiary are comprised of shares not held by the Company in Great West Newspaper Group Ltd. (“Great West”). The Company holds a 70% interest in Great West. The Partnership units are comprised of limited partnership units, not held by the Company, in Hollinger L.P., a limited partnership. On August 5, 2005, the units were delisted from the Toronto Stock Exchange (“TSX”) and are now listed on the NEX, a separate board of the TSX. The Company holds an 87% interest in Hollinger L.P.

(14)	Redeemable Preferred Stock
      Shares of Series E Preferred Stock, all of which were owned by a wholly-owned subsidiary of Hollinger Inc., were redeemable at the option of the holder or the Company at a price of Cdn.$146.63 ($92.80 based on December 31, 2002 exchange rates) plus accrued dividends. The holder of these shares could, at any time, convert such shares into shares of Class A Common Stock of the Company at a conversion price of $14.00 per share of Class A Common Stock. The Series E Preferred Stock was non-voting and was entitled to receive cumulative cash dividends, payable quarterly. The amount of each quarterly dividend per share was equal to the product of (a) the redemption price of Cdn.$146.63 divided by the Canadian dollar equivalent of the conversion price and (b) the per share amount of the regularly scheduled dividend on Class A Common Stock.
      At December 31, 2002, 93,206 shares of Series E Preferred Stock were outstanding and based on exchange rates in effect on that day were exchangeable into 617,827 shares of Class A Common Stock of the Company. In 2002, the dividend on the Series E Preferred Stock amounted to $2.10 per share.
      During the first quarter of 2003, all of the 93,206 outstanding shares of the Series E Preferred Stock were redeemed at the fixed redemption price of Cdn.$146.63 per share for a total of $9.3 million (Note 24(c)).

(15)	Stockholders’ Equity

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Plan (“SRP”)
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
      Lord Conrad M. Black of Crossharbour (“Black”) and each of his controlled affiliates, including Hollinger Inc., are considered “exempt stockholders” under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and Ravelston Management, Inc. (“RMI”), seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board’s Corporate Review Committee amended the SRP to include the receiver, RSM Richter Inc., as an “exempt stockholder” for purposes of the SRP.
      The SRP provides that on or before January 25, 2005, the Special Committee of Independent Directors (the “Special Committee”) (or any other committee of independent directors of the Board of Directors who were not the subject of the report delivered by the Special Committee as filed with the SEC as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/ A filed with the SEC on December 15, 2004 (the “Report”)) would re-evaluate the plan to determine whether it remained in the best interests of the Company’s stockholders and whether to recommend amendments to the terms of the plan, or redemption of the Rights. Unless earlier redeemed, exercised or exchanged, the Rights will expire on January 25, 2014. On January 27, 2005, the Special Committee reaffirmed the SRP following the re-evaluation and it remains in effect.

Dividends
      On December 16, 2004, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is a holding company and its assets consist primarily of investments in its wholly-owned direct and indirect subsidiaries. As a result, the Company’s ability to meet its future financial obligations and its ability to pay dividends is dependent on the availability of cash flows from its subsidiaries through dividends, intercompany advances and other payments.

(16)	Stock Option Plans
      During May 1994, the Company adopted the Hollinger International Inc. 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan was amended in September 1996 to increase the number of shares authorized for issuance up to 1,471,140 shares. In 1997, the Company adopted the 1997 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for awards of up to 5,156,915 shares of Class A Common Stock. The Incentive Plan is administered by the Compensation Committee. The Committee has the authority to determine the employees to whom awards will be made, the amount and type of awards, and the other terms and conditions of the awards. In 1999, the Company adopted the 1999 Stock Incentive Plan (“1999 Stock Plan”) which replaced the previous two plans.
      The 1999 Stock Plan provides for awards of up to 8,500,000 shares of Class A Common Stock. The 1999 Stock Plan authorizes the grant of incentive stock options and nonqualified stock options. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option. The maximum term of the options granted under the 1999 Stock Plan is 10 years and the options vest evenly, over two or four years.
      In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44, these repriced options effectively change to a variable stock option award and are subject to accounting as a compensation expense. Accordingly, the stock based compensation determined for this repriced series of options for 2004 amounted to an expense of $1.2 million, for 2003 an expense of $3.2 million and for 2002, $nil.
      Under FIN 44, stock options granted to employees of the parent company must be measured at fair value and recorded as a dividend “in kind.” On February 6, 2003, the Company granted 1,279,850 stock options to employees of Ravelston with an exercise price of $9.45 per share. The aggregate fair value of these options was $3.9 million and this has been recorded as an in-kind dividend in 2003. On February 5, 2002, the Company granted 1,386,500 stock options to employees of Ravelston with an exercise price of $11.13 per share. The aggregate fair value of these options was $4.4 million and this has been recorded as an in-kind dividend in 2002.
      During 2003, several employees had the lives of their options extended upon termination. FIN 44 requires that the option values be remeasured at the date of the modification and that compensation expense be recognized for the difference between the original intrinsic value of the stock options awarded and the intrinsic value on the modification date. The Company recognized compensation expense in 2003 of $2.7 million in relation to these modifications.
      On November 16, 2003, F. David Radler (“Radler”) resigned his position as Chief Operating Officer. As a non-employee holder of the Company’s options, Radler’s option awards had previously been accounted for as in-kind dividends as discussed above. Upon termination, the life of Radler’s options was extended from 30 days from his date of resignation to June 1, 2004. The Company has recognized a compensation charge of $0.8 million in 2003 related to the modification of these options. This charge was calculated in accordance with Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” (“EITF 96-18”).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has not granted any new stock options during 2004. Stock compensation expense recognized during 2004 represents the variable expense of the stock options modified in prior periods, the value of deferred stock units issued and the modification of certain options as discussed following.
      On January 14, 2004, the Company issued 68,494 Deferred Stock Units (“DSU’s”) pursuant to the 1999 Stock Incentive Plan. Each DSU is convertible into one share of Class A Common Stock upon the earliest to occur of (i) the grantee’s resignation from the Company or termination of employment, (ii) the date falling one business day before the date of any change in control, as defined, or (iii) the death of the grantee. The value of the DSU’s on the date of issuance ($1.1 million) was recognized as employee compensation expense with an increase to additional paid in capital on such date. On November 16, 2004, the Company issued an additional 68,494 DSU’s under similar terms to those issued on January 14, 2004 and recognized $1.2 million in employee compensation expense and additional paid-in capital. The DSU’s are reflected in the basic earnings per share computation upon vesting (immediately for all DSU’s issued in 2004). As of December 31, 2004, there was a total of 136,988 DSU’s issued and outstanding with a weighted average grant date fair value of $16.74.
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
      As a result of the Company’s inability to issue common stock upon the exercise of stock options during the Suspension Period, the exercise period with respect to those stock options which would have been forfeited during the Suspension Period has been extended to a date that is 30 days following the Suspension Period. These extensions constitute amendments to the life of the stock options, for those employees expected to benefit from the extension, as contemplated by FIN 44. Under FIN 44, the Company is required to recognize compensation expense for the modification of the option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $5.6 million for the year ended December 31, 2004.
      Certain former non-employee directors and officers were granted similar extensions in 2004. The compensation charges for those modifications were calculated in accordance with EITF 96-18. The compensation charges for the affected options amounted to $1.9 million for the year ended December 31, 2004.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity with respect to the Company’s stock option plans was as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2001	8,412,401	$12.26
Options granted	2,227,000	11.14
Options exercised	(75,375)	10.81
Options forfeited	(168,688)	12.64

Options outstanding at December 31, 2002	10,395,338	12.03
Options granted	2,055,100	9.45
Options exercised	(1,085,450)	11.22
Options forfeited	(1,690,875)	11.73

Options outstanding at December 31, 2003	9,674,113	11.62
Options granted	—	—
Options exercised	(3,108,277)	11.89
Options forfeited	(3,325,700)	11.45

Options outstanding at December 31, 2004	3,240,136	$11.54

Options exercisable at December 31, 2002	4,739,994	$11.85

Options exercisable at December 31, 2003	5,684,513	$12.01

Options exercisable at December 31, 2004	2,652,735	$11.72

      The following table summarizes information about the stock options outstanding as of December 31, 2004:

				Options Exercisable

	Number	Options Outstanding		Number
	Outstanding at	Weighted-Average		Exercisable at
Range of Exercise	December 31,	Remaining	Weighted Average	December 31,	Weighted-Average
Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price

$ 9.45 - $13.00	2,562,011	6.07 years	$10.76	2,060,985	$10.92
$14.37 - $16.31	678,125	6.04 years	$14.49	591,750	$14.51

$ 9.45 - $16.31	3,240,136	6.06 years	$11.54	2,652,735	$11.72

(17)	Employee Benefit Plans

Defined Contribution Plans
      The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $2.5 million, $2.3 million and $2.1 million, respectively. The Company sponsors five multi-employer and defined contribution plans in Canada and contributed $0.3 million in 2004 and $0.2 million in each of 2003 and 2002.

Defined Benefit Plans
      The Company has seven domestic and seven Canadian single-employer defined benefit pension plans. The Company’s contributions to these plans for the years ended December 31, 2004, 2003 and 2002 were approximately $4.8 million, $3.2 million and $2.4 million, respectively, and it expects to contribute approximately $4.0 million to these plans in 2005.
      The benefits under subsidiary companies’ single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plans’ assets consist principally of marketable equity securities and corporate and government debt securities.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(In thousands)
Service cost	$1,864	$1,646	$1,486
Interest cost	18,283	18,141	17,208
Expected return on plan assets	(20,547)	(17,915)	(19,421)
Amortization of losses	5,175	6,250	2,445
Special termination benefits (see below)	154	—	—
Amortization of transitional obligation	121	111	—
Amortization of prior service costs	181	173	273

Net periodic benefit cost	$5,231	$8,406	$1,991

      The table below sets forth the reconciliation of the benefit obligation as of December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Benefit obligation at the beginning of the year	$325,070	$270,070
Service cost	1,864	1,646
Interest cost	18,283	18,141
Participant contributions	305	281
Curtailment loss	—	1,531
Special termination benefits (see below)	154	—
Net transfer in	35	4,483
Currency translation differences	17,491	43,116
Actuarial loss	10,772	12,547
Benefits paid	(27,051)	(26,745)

Benefit obligation at the end of the year	346,923	325,070

Fair value of plan assets at the beginning of the year	297,898	235,887
Actual return on plan assets	48,639	43,258
Other, including currency translation differences	17,508	40,789
Employer contributions	4,808	3,180
Participant contributions	305	281
Net transfer in	—	1,248
Benefits paid	(27,051)	(26,745)

Fair value of plan assets at the end of the year	342,107	297,898

Funded status	(4,816)	(27,172)
Unrecognized net actuarial loss	76,451	93,674
Unrecognized prior service cost	1,614	1,700
Currency translation differences	—	(17)
Unrecognized net transition obligation	1,259	1,371

Prepaid benefit cost	$74,508	$69,556

      There was a partial wind-up of the Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) Retirement Plan effective January 1, 1993. In 2004, a Supreme Court of Canada decision established that the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Ontario Pension Benefits Act requires surplus to be distributed in respect of historical partial wind-ups of a registered pension plan. Consequently, the Company has recognized a charge of approximately $0.2 million in 2004, which represents the estimated partial wind-up surplus distribution in respect of Ontario membership.
      The above prepaid benefit costs are classified on the Consolidated Balance Sheets as follows:

	December 31,

	2004	2003

	(In thousands)
Prepaid pension benefit	$94,541	$88,705
Accrued benefit liability, included in other liabilities	(50,450)	(45,789)
Intangible asset, included in deferred financing costs and other assets	1,614	1,700
Minimum pension liability adjustment, included in accumulated other comprehensive income (loss)	28,803	30,649
Less: discontinued operations	—	(5,709)

	$74,508	$69,556

Discontinued Operations
      At December 31, 2003, the Company included $39.2 million in the minimum pension liability adjustment that is included in “Accumulated other comprehensive income (loss),” representing the Company’s 50% share of West Ferry’s minimum pension liability adjustment. West Ferry was included in the sale of the Telegraph Group in 2004, therefore, the previously recorded minimum pension liability adjustment was included in the “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004.
      The minimum pension liability adjustment included in “Accumulated other comprehensive income (loss)” is summarized as follows:

	December 31,

	2004	2003

	(In thousands)
Company pension plans	$28,803	$30,649
Joint venture pension plans	—	39,163

	28,803	69,812
Less — Deferred tax benefits	(10,659)	(23,324)
Less — Minority interest	(188)	(69)

	$17,956	$46,419

      The change in the minimum pension liability adjustment included in accumulated other comprehensive income (loss) was a decrease of $28.5 million for the year ended December 31, 2004 and increases of $1.7 million and $27.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease in 2004 was largely attributable to the sale of the Telegraph Group.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	December 31,

	2004	2003

	(In thousands)
Projected benefit obligation	$127,390	$117,470
Accumulated benefit obligation	$122,135	$112,910
Fair value of plan assets	$73,996	$71,166
      Information for pension plans with plan assets in excess of the accumulated benefit obligation as of December 31:

	December 31,

	2004	2003

	(In thousands)
Projected benefit obligation	$219,533	$207,600
Accumulated benefit obligation	$218,284	$205,116
Fair value of plan assets	$268,111	$226,732

Assumptions
      The ranges of assumptions are as follows:

December 31,

	2004	2003	2002

Discount rate	5.75% - 7.0%	5.75% - 7.0%	6.25% - 7.0%
Expected return on plan assets	6.25% - 8.25%	6.5% - 8.25%	6.5% - 8.25%
Compensation increase	3.0% - 4.0%	3.0% - 4.0%	2.5% - 4.5%
      Weighted-average assumptions used to determine plan benefit obligations at December 31:

	Pension Benefits

	2004	2003

Discount rate	5.75%	5.84%
Rate of compensation increase	3.09%	3.16%
      Weighted-average assumptions used to determine plan net periodic benefit cost for the years ended December 31:

	Pension Benefits

	2004	2003	2002

Discount rate	5.75%	5.84%	6.40%
Expected long-term return on plan assets	7.21%	7.25%	7.29%
Rate of compensation increase	3.09%	3.16%	3.45%
      The Company used a building block approach to determine its current assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns range from 6.25% to 8.25%. The Company’s current target asset allocation for pension plan assets is 50% in equity securities and 50% in debt and other securities.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan Assets
      The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at
	December 31,

Asset Category	2004	2003

Equity securities	57.5%	48.9%
Debt securities	37.1%	44.0%
Other	5.4%	7.1%

Total	100.0%	100.0%

      The defined benefit plans’ (the “Plans”) pension investment objectives have been designed to provide a long-term investment return greater than the actuarial assumption and maximize investment return commensurate with appropriate levels of risk.
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

Post-retirement and Post-employment Benefits
      The Company sponsors three foreign post-retirement plans that provide post-retirement benefits to certain employees. These and other benefits are accrued in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions” (“SFAS No. 106”), and SFAS No. 112, “Employers’ Accounting for Post-employment Benefits” (“SFAS No. 112”). The Company has no domestic post-retirement benefit plan.
      The components of net periodic post-retirement benefit cost for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

	(In thousands)
Service cost	$97	$77	$85
Interest cost	1,370	1,354	1,783
Amortization of losses (gains)	(624)	160	(318)

Net periodic post-retirement benefit cost	$843	$1,591	$1,550

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below sets forth the reconciliation of the accumulated post-retirement benefit obligation:

	December 31,

	2004	2003

	(In thousands)
Accumulated post-retirement benefit obligation at the beginning of the year	$35,236	$36,799
Service cost	97	77
Interest cost	1,370	1,354
Actuarial gains (losses)	724	(8,498)
Benefits paid	(2,184)	(1,931)
Other, including currency translation differences	2,602	7,435

Accumulated post-retirement benefit obligation at the end of the year	$37,845	$35,236

      The table below sets forth the plan’s funded status reconciled to the amounts recognized in the Consolidated Balance Sheets:

	December 31,

	2004	2003

	(In thousands)
Unfunded status	$35,125	$32,492
Unrecognized net loss	5,864	7,029

Accrued post-retirement benefit cost, included in other liabilities	$40,989	$39,521

      The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.5% and 5.75% as of December 31, 2004 and 2003, respectively. The weighted average discount rate used in determining the net periodic benefit cost was 5.75% and 6.25% for 2004 and 2003, respectively. Generally, benefits under the plan are paid for by the Company’s contributions to the Plan.

	2004	2003

Healthcare cost trend assumed next year	9%	10%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5%	5%
Year that rate reaches ultimate trend rate	2009	2009
      Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated post-retirement benefit obligation as of December 31, 2004 would have increased $1.9 million (2003 — $1.6 million) and the effect of this change on the aggregate of service and interest cost for 2004 would have been an increase of $0.1 million (2003 — $0.1 million). If the health care cost trend rate was decreased 1%, the accumulated post-retirement benefit obligation as of December 31, 2004 would have decreased by $1.7 million (2003 — $1.4 million) and the effect of this change on the aggregate of service and interest cost for 2004 would have been a decrease of $0.1 million (2003 — $0.1 million).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Other Benefit Payments
      The following table represents the expected future benefit payments to be paid by the pension and post-retirement plans during the ensuing five years and five years thereafter:

		Post-
	Pension	Retirement
Year	Benefits	Benefits

	(In thousands)
2005	$28,132	$2,883
2006	$27,897	$2,948
2007	$27,510	$2,993
2008	$27,160	$3,021
2009	$26,833	$3,031
2010-2014	$128,147	$15,099

(18)	Other Operating Costs
      Included in “Other Operating Costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Special Committee and related costs(a)	$60,124	$10,147	$—
Management fees	500	16,717	14,324
Aircraft costs	449	3,439	2,737
Restitution and settlement costs — circulation matters(b)	2,880	24,120	—
(Gain) loss on sale of assets(c)	(44,825)	156	(2,784)
New Chicago plant pre-operating costs	—	—	450
Write-down of intangible assets (Note 7)	1,833	—	—
Wind-down of aircraft operations (Note 4)	—	1,445	—
Directors and officers insurance fee(d)	5,400	—	—

	$26,361	$56,024	$14,727

(a)	Special Committee and related costs

On June 17, 2003, the Company established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy, Browne & Company LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003. The Special Committee delivered its report to the U.S. District Court for the Northern District of Illinois. For the years ended December 31, 2004 and 2003, the Company had incurred costs of $60.1 million and $10.1 million, respectively, as a result of the investigation conducted by the Special Committee and related litigation involving current and former directors and former officers of the Company. See Note 23(a). These costs consist primarily of legal and other professional costs. The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation that has arisen as a result of the issues the Special Committee was asked to investigate and fees

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advanced by the Company as a result of the indemnification of current and former officers and directors pursuant to this undertaking amounting to $18.0 million and $1.6 million in 2004 and 2003, respectively.

(b)	Restitution and settlement costs — circulation matters

On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded pre-tax charges of $2.9 million and $24.1 million for the years ended December 31, 2004 and 2003, respectively. See Note 23(a).

(c)	(Gain) loss on sale of assets

On June 21, 2004, the Company entered into an agreement to sell its 50% interest in the joint venture for the development of the property on which a portion of the Chicago Sun-Times operations was then situated. Immediately prior to the sale of the interest in the joint venture, the Company contributed to the joint venture its property in downtown Chicago where the Chicago Sun-Times had conducted its editorial, pre-press, marketing, sales and administrative activities. Under the terms of the agreement, the Company received $4.0 million upon entering into the agreement and the balance of approximately $66.7 million, net of closing costs and adjustments, was received in cash at closing on October 15, 2004. As a result, the Company recognized a gain before taxes of approximately $44.2 million for the year ended December 31, 2004. The Company attributes a majority of the value received upon the sale to the land contributed to the joint venture.

(d)	Directors and officers insurance fee

During the year ended December 31, 2004, the Company paid a fee of $5.4 million in respect of its directors and officers insurance policy to obtain additional coverage for the Company’s directors and officers relating to periods prior to 2004.

(19)	Other Income (Expense), Net

	December 31,

	2004	2003	2002

	(In thousands)
Loss on extinguishment of debt (Note 10)	$(60,381)	$(37,291)	$(35,460)
Write-down of investments(a)	(365)	(7,700)	(40,536)
Write-down of FDR Collection(b)	—	(6,796)	—
Gain (loss) on Participation Trust and CanWest Debentures, including exchange gains and losses(c)(Note 5)	(30,859)	112,504	2,627
Foreign currency gains (losses), net(d)	(222)	(1,167)	(82,142)
Losses on Total Return Equity Swap(e)	—	—	(15,237)
Losses on sales of publishing interests, net(f)	(19,007)	(6,251)	—
Settlements with former directors and officers (Note 24(a))	1,718	31,547	—
Gain on sale of investments	1,709	3,578	—
Gain on sale of non-operating assets	1,090	—	2,591
Write-down of property, plant and equipment (Note 4)	—	(5,622)	—
Equity in losses of affiliates, net of dividends received	(3,321)	(2,373)	(907)
Other	(6,430)	(2,319)	978

	$(116,068)	$78,110	$(168,086)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	During 2002, a number of valuation provisions were made to the investment portfolio, primarily related to internet and technology interests, resulting in a net write-down of investments of $40.5 million. No investment valuation provision with respect to an individual investment in any year exceeded $10.0 million.

(b)	The Company has made several acquisitions of papers and other memorabilia of President Franklin Delano Roosevelt (the “FDR Collection”). In 2003, the Company recorded an impairment in the value of the FDR Collection of $6.8 million. The U.S. National Archives has asserted an ownership claim to a portion of the collection known as the Grace Tully Collection. In addition, it is possible that the State of New York would assert a claim that the Company is liable for sales taxes related to these acquisitions.

(c)	During 2004, 2003 and 2002, the Company recorded foreign exchange mark-to-market gains on the Participation Trust of $nil, $122.3 million and $2.6 million, respectively. The Company had a loss of $30.9 million on the settlement of the Participation Trust and CanWest Debentures in 2004. This loss was largely due to foreign exchange gains recorded in prior years and not ultimately realized. The Company had a loss of $9.8 million related to the redemption of CanWest Debentures in 2003. See Note 5.

(d)	During March 2002, the Company significantly reduced its investment in the Canadian Newspaper Group. Substantial Canadian dollar cash balances were distributed to the Company, converted to United States dollars and used to reduce long-term debt (Note 10). As a result of the substantial reduction of the Company’s net investment in the Canadian Newspaper Group, foreign exchange losses in the amount of $78.2 million have been included in net loss in 2002. These foreign exchange losses had accumulated since the Company’s original investment in the Canadian Newspaper Group and, until realized through the substantial reduction of the Company’s net investment, had been included in the “Accumulated other comprehensive income (loss)” component of Stockholders’ Equity.

(e)	At December 31, 2000, the Company had Total Return Equity Swap arrangements with four banks pursuant to which the banks had purchased 14,109,905 shares of the Company’s Class A Common Stock at an average price of $14.17. The Company had the option, quarterly, up to and including September 30, 2000 to buy the shares from the banks at the same cost or to have the banks resell those shares in the open market. These arrangements were extended from time to time for periods ultimately ending between February 28, 2003 and June 30, 2003. In the event the banks resold the shares, any gain or loss realized by the banks would be for the Company’s account. Under the arrangements, until the Company purchased the shares or the banks resold the shares, dividends paid on shares belonged to the Company and the Company paid interest to the banks, based on their purchase price at the rate of LIBOR plus a spread.

At December 31, 2001, the Company had two Total Return Equity Swap arrangements remaining with banks for a total of $100.0 million. Of that total, $10.0 million was prepaid during the course of 2002 from available cash on hand. In October 2002, a further $50.0 million was prepaid using the proceeds from borrowings in that month. In December 2002, these arrangements were terminated and the balance of $40.0 million then owing by the Company was paid from borrowings under debt agreements. The excess of the $100.0 million cash paid over the approximately $27.8 million in losses accrued on such contracts at termination was recorded as a reduction in additional paid-in capital.

The losses resulting from marking these arrangements to market together with the interest and fees paid to the banks during the year ended December 31, 2002 totaled $15.2 million.

The Total Return Equity Swap arrangements were originally entered into as a structure for the repurchase of the Company’s shares over an extended time frame based on a price fixed at the outset of the arrangement. The Company does not presently intend to enter into further similar arrangements.

(f)	Amount recorded in 2004 represents adjustments in estimated net proceeds to be received related to the sale of publishing interests in prior years.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Income Taxes
      Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

	2004	2003	2002

	(In thousands)
Income taxes (benefit) allocated to:
Earnings (loss) from continuing operations before income taxes and minority interest	$35,650	$128,001	$37,390
Earnings from discontinued operations	207,236	(6,363)	12,742
Other comprehensive income (loss) — foreign currency translation adjustments	176	1,526	2,374
Other comprehensive income (loss) — unrealized holding gain (loss) on marketable securities	(1,294)	3,110	2,040
Other comprehensive income (loss) — minimum pension liability adjustment	797	101	(15,852)

	$242,565	$126,375	$38,694

      Income taxes (benefit) allocated to earnings (loss) from continuing operations before income taxes and minority interest for the years shown below consists of:

	Current	Deferred	Total

	(In thousands)
Year ended December 31, 2004
U.S. federal	$(5,561)	$(4,283)	$(9,844)
Foreign	26,498	24,630	51,128
State and local	(4,995)	(639)	(5,634)

	$15,942	$19,708	$35,650

Year ended December 31, 2003:
U.S. federal	$(5,744)	$56,125	$50,381
Foreign	86,567	(17,691)	68,876
State and local	5,214	3,530	8,744

	$86,037	$41,964	$128,001

Year ended December 31, 2002:
U.S. federal	$(29,820)	$11,357	$(18,463)
Foreign	22,106	40,065	62,171
State and local	(9,879)	3,561	(6,318)

	$(17,593)	$54,983	$37,390

      U.S. and foreign components of earnings (loss) from continuing operations before income taxes and minority interest are presented below:

	2004	2003	2002

	(In thousands)
U.S.	$(144,526)	$32,087	$(119,825)
Foreign	17,459	12,030	(76,418)

	$(127,067)	$44,117	$(196,243)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) allocated to earnings (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for 2004, 2003 and 2002 as a result of the following:

	2004	2003	2002

	(In thousands)
Income tax expense (benefit) at federal statutory rate	$(44,474)	$15,440	$(68,685)
Impact of taxation at different foreign rates	1,599	(2,506)	(1,556)
U.S. state and local income tax expense (benefit), net of federal tax impact	(5,413)	1,762	(1,402)
Settlement of state tax matters, net of federal tax benefit	—	4,082	—
Tax impacts of the disposition and liquidation of Canadian operations, including book and tax basis differences, foreign exchange differences and related items	(10,472)	1,545	38,880
Provision for tax contingencies, principally related to potential non-deductibility of management fees	(3,151)	61,442	5,176
Interest on tax contingency accruals, net of federal tax benefit on a portion thereof	47,212	46,738	40,157
Items non-deductible or non-includible for income tax purposes	5,906	2,962	2,415
Exclusion from taxable income of net losses and interest related to Total Return Equity Swap	—	—	5,302
U.S. income tax expense (benefit) on intercompany and other transactions involving foreign operations	17,602	(1,210)	(452)
Non-U.S. tax impacts related to Telegraph Group, principally surrender of tax losses	(10,526)	12,056	—
Increase (decrease) in valuation allowance	38,639	(12,269)	17,374
Other, net	(1,272)	(2,041)	181

Total	$35,650	$128,001	$37,390

      “Income taxes payable and other tax liabilities” presented as current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,

	2004	2003

		Restated
		Note 2
	(In thousands)
Income taxes payable	$171,428	$6,975
Other tax liabilities	518,300	455,599

	$689,728	$462,574

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      “Deferred income taxes and other tax liabilities” presented as non-current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,

	2004	2003

		Restated
		Note 2
	(In thousands)
Deferred tax liabilities	$119,489	$146,631
Other tax liabilities	349,228	301,896
Deferred tax assets, net of valuation allowance	(119,850)	(154,283)

	$348,867	$294,244

      Other tax liabilities in the above tables represent accruals to cover contingent liabilities related to additional taxes and interest the Company may be required to pay in various tax jurisdictions.
      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2004	2003

		Restated
		Note 2
	(In thousands)
Deferred tax assets attributable to:
Accounts receivable, principally due to allowance for doubtful accounts	$1,968	$2,766
Accrued expenses	23,961	25,178
Post-retirement obligation	22,270	20,931
Investments	25,893	26,697
Net operating loss carryforwards	10,292	9,955
Claims for restitution	58,375	58,127
U.S. tax benefit related to disposition and liquidation of Canadian operations	144,355	132,851
Other	13,521	19,366

Deferred tax assets	300,635	295,871
Less valuation allowance	(180,785)	(141,588)

Net deferred tax assets	$119,850	$154,283

Deferred tax liabilities attributable to:
Property, plant and equipment, principally due to differences in depreciation	$40,676	$39,044
Pension asset	28,524	28,189
Foreign exchange basis differences	695	19,802
Deferred gain on exchange of assets	34,291	41,829
Other	15,303	17,767

Deferred tax liabilities	$119,489	$146,631

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The valuation allowance relates principally to the U.S. tax benefit related to disposition and liquidation of Canadian operations. Management believes that it is more likely than not that such benefits will not be realized, due to the application of capital loss limitation rules and uncertainties as to the timing of future deductions. The valuation allowance also relates to the tax benefits of net operating loss carryforwards and other deferred tax assets, which management does not expect will be realized.
      The “Other tax liabilities” presented in the tables above, aggregating $867.5 million at December 31, 2004 and $757.5 million at December 31, 2003, are comprised of accruals to cover contingent tax liabilities. A substantial portion of the accruals to cover contingent tax liabilities relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes, but the effects of these strategies have not been reflected in the accounts. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties.
      At December 31, 2004, the Company had approximately $21.0 million of Canadian net operating loss carryforwards, which will expire in varying amounts through December 31, 2011. In addition, the Company had approximately $7.5 million of Canadian capital loss carryforwards, which are available indefinitely.
      Total income taxes paid during the years ended December 31, 2004, 2003 and 2002 amounted to $26.3 million, $18.9 million and $8.4 million, respectively.

(21)	Loss per Share
      The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share from continuing operations:

	Year Ended December 31, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(163,902)	90,486	$(1.81)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Loss from continuing operations available to common stockholders	$(163,902)	90,486	$(1.81)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of stock options has been excluded from the calculations for 2004 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of stock options, at December 31, 2004 was 3,240,136.

	Year Ended December 31, 2003

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Loss from continuing operations	$(89,209)
Deduct dividends:
Series E Preferred Stock	—

Basic EPS
Loss from continuing operations available to common stockholders	(89,209)	87,311	$(1.02)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Loss from continuing operations available to common stockholders	$(89,209)	87,311	$(1.02)

      The effect of stock options has been excluded from the calculations for 2003 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of stock options, at December 31, 2003 was 9,674,113.

	Year Ended December 31, 2002

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Loss from continuing operations	$(235,800)
Deduct dividends:
Series E Preferred Stock	(196)

Basic EPS
Loss from continuing operations available to common stockholders	(235,996)	96,066	$(2.46)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Loss from continuing operations available to common stockholders	$(235,996)	96,066	$(2.46)

      The effect of stock options and Series E Preferred Stock has been excluded from the calculations of shares for 2002 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable at December 31, 2002 in respect of stock options and Series E Preferred Stock, was 10,395,338 and 612,827, respectively.

(22)	Segment Information
      The Company operates principally in the business of publishing, printing and distributing newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Chicago Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group includes the operations of HCPH Co. and Hollinger L.P.
      As described in Note 3, the Company completed the sale of the Telegraph Group on July 30, 2004. The Telegraph Group comprised substantially all of the operations of the U.K. Newspaper Group. The remainder of the U.K. Newspaper Group, consisting largely of the holding companies which held investments in the Telegraph Group, is now included in the Investment and Corporate Group. Also as described in Note 3, the Company completed the sale of the Palestine Post Limited (publisher of The Jerusalem Post) on December 15, 2004. The Palestine Post Limited comprised substantially all of the operations of the Community Group. Remaining, immaterial, amounts of the Community Group are now included in the Investment and Corporate Group.
      Substantially all of the assets of the Investment and Corporate Group are held within the United States. Corporate overhead costs are included in the Investment and Corporate Group.
      Segmented results and other financial data are as follows:

	Year Ended December 31, 2004

			Investment
		Canadian	and
	Chicago	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Total operating revenues	$464,439	$89,499	$—	$553,938

Depreciation and amortization	$30,525	$1,715	$499	$32,739

Operating income (loss)(1)	$96,420	$4,091	$(111,522)	$(11,011)

Equity in earnings (losses) of affiliates	$(2,679)	$576	$(1,218)	$(3,321)

Total assets	$521,879	$338,295	$878,724	$1,738,898

Capital expenditures	$28,981	$2,368	$222	$31,571

(1)	Increase in 2004 for the Chicago Group is largely related to gain on sale of assets. See Note 18 (c).

	Year Ended December 31, 2003

			Investment
		Canadian	and
	Chicago	Newspaper	Corporate
	Group	Group	Group(2)	Total

	(In thousands)
Total operating revenues	$450,789	$80,542	$—	$531,331

Depreciation and amortization	$35,698	$1,556	$1,926	$39,180

Operating income (loss)(1)	$24,358	$(4,983)	$(45,374)	$(25,999)

Equity in earnings (losses) of affiliates	$(1,854)	$790	$(1,309)	$(2,373)

Total assets	$541,765	$301,364	$941,975	$1,785,104

Capital expenditures	$7,289	$1,731	$294	$9,314

(1)	Decrease in 2003 for the Chicago Group is largely related to restitution and settlement costs to circulation matters. See Note 18 (b).

(2)	Total assets includes $636,340 of assets of operations to be disposed of.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

			Investment
		Canadian	and
	Chicago	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Total operating revenues	$441,778	$69,626	$—	$511,404

Depreciation and amortization	$35,998	$1,301	$1,762	$39,061

Operating income (loss)	$38,640	$605	$(19,585)	$19,660

Equity in earnings (losses) of affiliates	$(1,266)	$359	$—	$(907)

Capital expenditures	$15,500	$2,275	$157	$17,932

(23)	Commitments and Contingencies

(a)	Litigation

Overview of Investigation of Certain Related Party Transactions
      On June 17, 2003, the Board of Directors established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy Browne, an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003. In its Schedule 13D report, Tweedy Browne made allegations with respect to the terms of a series of transactions between the Company and certain former executive officers and certain former members of the Board of Directors, including Black, Radler, the Company’s former President and Chief Operating Officer, J.A. Boultbee (“Boultbee”), a former Executive Vice-President and a former member of the Board of Directors, and Peter Y. Atkinson (“Atkinson”), a former Executive Vice-President and a former member of the Board of Directors. The allegations concern, among other things, payments received directly or indirectly by such persons relating to “non-competition” agreements arising from asset sales by the Company, payments received by such persons under the terms of management services agreements between the Company and Ravelston, RMI, Moffat Management Inc. (“Moffat”) and Black-Amiel Management Inc. (“Black-Amiel”), which are entities with whom Black and some of the noted individuals were associated, and sales by the Company of assets to entities with which some of the noted individuals were affiliated. In October 2003, the Special Committee found references to previously undisclosed “non-competition” payments to Hollinger Inc. while reviewing documents obtained from the Company. The Special Committee also found information showing that “non-competition” payments to Black, Radler, Boultbee and Atkinson had been falsely described in, among other filings, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”). The Special Committee and the Audit Committee each conducted expedited investigations into these matters.
      On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. Of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and approximately $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing an agreement on November 15, 2003 (the “Restructuring Agreement”). The Restructuring Agreement provided for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard as financial advisors to explore alternative strategic transactions, including the sale of the Company as a whole or the sale of individual businesses; and certain management changes, including the retirement of Black as CEO and the resignations of Radler, Boultbee and Atkinson. In addition, Black agreed, as the indirect controlling stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction were necessary to enable Hollinger Inc. to avoid a material default or insolvency. On August 30, 2004, the Special Committee published the results of its investigation which was filed with the SEC as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/ A filed with the SEC on December 15, 2004.
      On November 19, 2003, Black retired as CEO of the Company. Gordon A. Paris (“Paris”) became the Company’s Interim CEO upon Black’s retirement. Effective November 16, 2003, Radler resigned as President and Chief Operating Officer of the Company and as publisher of the Chicago Sun-Times, at which time Paris became Interim President. On November 16, 2003, Radler and Atkinson also resigned as members of the Board of Directors. The Company terminated Boultbee as an officer on November 16, 2003. On January 17, 2004, Black was removed as non-executive Chairman of the Board of Directors and Paris was elected as Interim Chairman on January 20, 2004. On March 5, 2004, Black was removed as Executive Chairman of the Telegraph Group. On June 2, 2005, the Company received a letter from Black and Amiel Black informing the Company of their retirement from the Board of Directors with immediate effect.
      On March 23, 2004, Colson, who was also cited in the Report in connection with receiving unauthorized payments, retired as Chief Operating Officer of the Company and CEO of the Telegraph Group in accordance with the terms of his Compromise Agreement with the Company. On April 27, 2004, Atkinson resigned as Executive Vice President of the Company under the terms of his settlement with the Company.
      Although Radler was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. During 2003, Radler paid the Company approximately $0.9 million. During 2004, Radler paid an additional amount of approximately $7.8 million, including interest of $1.5 million.
      Although Atkinson was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, Atkinson and the Company entered into a settlement agreement in which Atkinson agreed to pay a total amount of approximately $2.8 million, representing all “non-competition” payments and payments under the incentive compensation plan of Hollinger Digital LLC (“Hollinger Digital”) that he received, plus interest. The total amount of $2.8 million includes approximately $0.6 million identified for repayment by Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company approximately $0.4 million. On April 27, 2004, Atkinson exercised his vested options and the net proceeds of $4.0 million from the sale of the underlying shares of Class A Common Stock were deposited under an escrow agreement. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. See Note 24(a).
      By Order and Judgment dated June 28, 2004, the Delaware Chancery Court found, among other things, that Black and Hollinger Inc. breached their respective obligations to make restitution pursuant to the Restructuring Agreement and ordered, among other things, that Black and Hollinger Inc. pay the Company $29.8 million in aggregate. Hollinger Inc. and Black paid the Company the amount ordered by the court on July 16, 2004. See “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.”
      Boultbee has not paid to the Company any amounts in restitution for the unauthorized “non-competition” payments set forth in the Restructuring Agreement, and has filed a suit in Canada against the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company and members of the Special Committee seeking damages for an alleged wrongful dismissal. See “— Other Actions.”
      The Company was party to management services agreements with RMI, Moffat and Black-Amiel. The Restructuring Agreement provides for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI, Moffat and Black-Amiel of the termination of the services agreements effective June 1, 2004 and subsequently proposed, and recorded a charge for, a reduced aggregate management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See “— Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”
      The Company is party to several other lawsuits either as plaintiff or as a defendant, including several stockholder class action lawsuits, in connection with the events noted above and described below.

Overview of Corporate Review Committee Actions
      On January 18, 2004, Black and Ravelston entered into a Tender and Stockholder Support and Acquisition Agreement with Press Holdings International Limited (“PHIL”) for the sale of the control of Hollinger Inc. (the “Hollinger Sale”). The Company formed the Corporate Review Committee of the Board of Directors, consisting of all directors at January 18, 2004, other than Black, Amiel Black and Colson, each of whom were directly or indirectly interested in the Hollinger Sale, to review the terms of the Hollinger Sale and supervise the Strategic Process. The Corporate Review Committee adopted the SRP (see Note 15). On January 23, 2004, Hollinger Inc. adopted by written stockholder consent amendments to the Company’s bylaws and attempted to dissolve all committees of the Board of Directors, including the Corporate Review Committee, other than the Special Committee and the Audit Committee. On January 26, 2004, the Company commenced legal action in Delaware seeking relief declaring that Hollinger Inc.’s actions were invalid; that the adoption of the SRP was valid; and that Black and Hollinger Inc. breached their fiduciary duties to the Company and the terms of the Restructuring Agreement. On March 4, 2004, the Delaware Chancery Court issued a decision in favor of the Company. As a result, PHIL withdrew its offer and the Hollinger Sale was abandoned. See “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc. and 504468 N.B. Inc.”

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
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in this action. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hollinger Inc. and several other insureds under the insurance policies have challenged the funding of the settlement by the insurers and have commenced applications in the Ontario Superior Court of Justice for this purpose. The settlement is subject to the Ontario Court’s approval of the funding. Proceedings on the matter are pending. If the Ontario Court approves the funding, the settlement will then be subject to approval by the Court of Chancery of the State of Delaware. See “—Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada.”
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
      The other defendants named in the suit, who are not parties to the settlement, are Black, Amiel Black, Colson, Richard N. Perle (“Perle”), Radler, Atkinson, Bradford Publishing Co. (“Bradford”) and Horizon Publications, Inc. (“Horizon”). Bradford and Horizon are private newspaper companies controlled by Black and Radler. The Company, through the Special Committee, has previously announced a settlement of its claims against Atkinson, and the Company anticipates that the Atkinson settlement will be presented to the Delaware Court of Chancery for approval in conjunction with the independent director settlement.
      The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Black, Amiel Black, Radler, Colson, Perle, Boultbee, Hollinger Inc., Ravelston, and RMI. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Stockholder Class Actions
      In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain current and former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the Court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint are Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They are purporting to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserts claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint seeks unspecified monetary damages, rescission, and an injunction against future violations. In January 2005, the defendants in In re Hollinger International Inc. Securities Litigation, including the Company, filed motions to dismiss the second consolidated amended class action complaint in the United States District Court for the Northern District of Illinois. The motions are pending. This consolidated action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 7, 2004, a group allegedly comprised of those who purchased stock in one or more of the defendant corporations, initiated purported class actions by issuing Statements of Claim in Saskatchewan and Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, are identical in all material respects. The defendants include the Company, certain current and former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys LLP, the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.C. 1985, c. C.- 44 and seek unspecified monetary damages. On July 8, 2005, the Company and other defendants served motion materials seeking orders dismissing or staying the Saskatchewan claim on the basis that the Saskatchewan court has no jurisdiction over the defendants or, alternatively, that Saskatchewan is not the appropriate forum to adjudicate the matters in issue.
      On February 3, 2005, substantially the same group of plaintiffs as in the Saskatchewan and Ontario claims initiated a purported class action by issuing a Statement of Claim in Quebec, Canada. The Quebec claim, issued in that province’s Superior Court, is substantially similar to the Saskatchewan and Ontario claims and the defendants are the same as in the other two proceedings. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act, breaches of obligations under the Canada Business Corporations Act and seek unspecified money damages.

Tweedy Browne Litigation
      On December 2, 2003, Tweedy, Browne Global Value Fund and Tweedy Browne (together, the “Tweedy Browne Plaintiffs”), stockholders of the Company, initiated an action against the Company in the Court of Chancery for the State of Delaware in and for Castle County to recover attorneys’ fees and costs in connection with informal inquiries and other investigations performed by and on behalf of the Tweedy Browne Plaintiffs concerning conduct that subsequently has been and continues to be investigated by the Special Committee. The complaint seeks an award of attorneys’ fees “commensurate with the corporate benefits that have been or will be conferred on the Company as a result of the efforts undertaken by plaintiffs and their counsel.” On August 22, 2005, the Company moved to dismiss the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Litigation Involving Controlling Stockholder, Senior Management and Directors
      On January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and Boultbee, which complaint was amended on May 7, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698 (the “Special Committee Action”). The amended complaint added certain other defendants, including Amiel Black and Colson, sought approximately $484.5 million in damages, including approximately $103.9 million in pre-judgment interest, and also included claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), which provides for a trebling of damages and attorney’s fees. On October 8, 2004, the court granted the defendants’ motion to dismiss the RICO claims and also dismissed the remaining claims without prejudice on jurisdictional grounds. On October 29, 2004, the Company filed a second amended complaint seeking to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and also punitive damages, on breach of fiduciary duty, unjust enrichment, conversion, fraud, and civil conspiracy claims asserted in connection with transactions described in the Report, including unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. The second amended complaint also adds Perle, a Director of the Company, as a defendant and eliminated as defendants certain companies affiliated with Black and Radler. The second amended complaint alleges that Perle breached his fiduciary duties while serving as a member of

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the executive committee of the Company’s Board of Directors by, among other things, signing written consents purporting to authorize various related party transactions, without reading, evaluating or discussing those consents; without negotiating or evaluating the related party transactions he was approving; and without taking steps to ensure that those transactions were presented to and reviewed by the Company’s audit committee. On February 3, 2005, the Court denied the Company’s request for an immediate appeal of the Court’s dismissal of the RICO claims.
      In December 2004, all defendants moved to dismiss the complaint against them on a variety of grounds, and on March 11, 2005, the Court denied those motions. All defendants have now answered the complaint, and with their answers defendants Black, Radler, Boultbee, Amiel Black and Colson asserted third-party claims against Richard Burt and James Thompson and former director Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. On June 27, 2005, Burt, Thompson, and Kravis moved to dismiss the claims against them. In addition, Black asserted counterclaims against the Company alleging breach of his stock options contracts with the Company and seeking a declaration that he may continue participating in the Company’s options plans and exercising additional options. On May 26, 2005, the Company filed its Reply to Black’s counterclaims. Ravelston and RMI asserted counterclaims against the Company and third-party claims against HCPH Co. and Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004 and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent and Agreement” (“Consent”) between the Company and Wachovia Trust Company. That Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% Senior Secured Notes. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. The Company filed a Motion to Dismiss these claims on August 15, 2005.
      The U.S. Attorney’s Office has intervened in the case and moved to stay discovery until the close of criminal proceedings. The Company has informed the Court that it agrees to a temporary stay of discovery, other than document discovery, until December 1, 2005. The Court has not yet ruled on the motion.

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
      On February 3, 2004, defendants filed a counterclaim against the Company, members of the Corporate Review Committee, and Richard C. Breeden (“Breeden”), advisor and counsel to the Special Committee. In their counterclaim, defendants sought declaratory relief declaring that their bylaw amendments were valid and that the SRP and other actions by the Corporate Review Committee were invalid. Defendants also asserted claims of breach of fiduciary duty, misrepresentation, tortious interference with the Hollinger Sale, breach of

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Restructuring Agreement, and violation of the just compensation and due process provisions of the Fourteenth Amendment to the U.S. Constitution. In addition to declaratory and injunctive relief, defendants sought unspecified damages.
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
      The Company subsequently moved for summary judgment on the remaining claims and to make the injunctive relief permanent. On June 28, 2004, the Court of Chancery entered an order and final judgment, granting summary judgment to the Company on its breach of fiduciary duty and breach of contract claims and dismissing the defendants’ remaining counterclaims. The order and final judgment required payments by defendants to the Company totaling $29.8 million in respect of amounts to be reimbursed to the Company pursuant to the Restructuring Agreement, and extended the previously entered injunctive relief through October 31, 2004.
      On October 29, 2004, the Company, Hollinger Inc. and Black entered into an extension agreement (the “Extension Agreement”) to voluntarily extend the injunction until the earlier of January 31, 2005 or the date of the completion of a distribution by the Company to its stockholders of a portion of the proceeds of the Company’s sale of the Telegraph Group remaining as of October 26, 2004, net of taxes to be paid on the sale of the Telegraph Group and less amounts used to pay down the Company’s indebtedness, through one or more of a dividend, a self-tender offer, or some other mechanism. On October 30, 2004, the court issued an order extending the injunction as provided in, and incorporating the other terms of, the Extension Agreement.
      On July 16, 2004, defendants made the payments required under the order and final judgment but filed notices of appeal of the Court’s rulings to the Delaware Supreme Court. On April 19, 2005, the Delaware Supreme Court denied the appeals and affirmed the Court of Chancery’s rulings. The matter is now completed.

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

Black v. Hollinger International Inc., filed on March 18, 2004
      On March 18, 2004, Black filed an action against the Company in the Court of Chancery of the State of Delaware seeking advancement of legal fees and expenses he purportedly incurred and continues to incur in connection with the SEC and Special Committee investigations and various litigation that he is involved in. On June 4, 2004, the parties entered a stipulation and final order resolving the matter (the “June 4, 2004 Stipulation and Final Order”). The Company agreed to pay half of Black’s legal fees in certain actions in which he is a defendant, pursuant to itemized invoices submitted with sworn affidavits and subject to his

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
undertaking that he will repay the amounts advanced to him if and to the extent it is ultimately determined that he is not entitled to indemnification under the terms of the Company’s bylaws.

Black v. Hollinger International Inc., filed on April 5, 2004
      On April 5, 2004, Black filed an action against the Company in the U.S. District Court for the Northern District of Illinois alleging that the Company breached its obligations to Black under three stock option plans. The complaint sought (i) specific performance or damages for the alleged breaches, (ii) damages for the Company’s alleged failure to issue to Black 145,000 and 1,218,750 shares of Class A Common Stock upon alleged exercises by Black of options on February 13, 2004 and April 2, 2004, respectively, and (iii) declaratory judgment that Black’s removal as Chairman of the Company and from the Telegraph Group did not constitute termination of employment under the 1997 Stock Option Plan and that his options must be treated equally with those of other executive officers and directors of the Company. The total damages sought were (i) the highest value of 145,000 shares of Class A Common Stock after February 13, 2004, plus pre-judgment interest, and (ii) the highest value of 1,218,750 shares of Class A Common Stock after April 2, 2004, less the option exercise price, plus pre-judgment interest. On November 11, 2004, the Court dismissed the action without prejudice, granting Black leave to refile his claims as counterclaims in Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698, which is described above under “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”

Black v. Hollinger International Inc., filed on May 13, 2005
      On May 13, 2005, Black filed an action against the Company in the Delaware Court of Chancery in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In his initial complaint, Black sought payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees.
      In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad Black, Hollinger Inc., and 504468 N.B. Inc. described above (the “Delaware Litigation”), and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler, and Boultbee.
      Black filed an amended complaint on July 11, 2005. In addition to the relief sought in the initial complaint, the amended complaint seeks advancement of the fees of two other law firms — Baker Botts LLP and Schopf & Weiss LLP — totaling about $435,000. On July 21, 2005, Hollinger Inc. moved to dismiss the Company’s third-party claims.
      This action is in preliminary stages and it is not yet possible to determine the ultimate outcome.

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
      On May 6, 2004, Ravelston served a motion for an anti-suit injunction, seeking to restrain the Company from continuing the Illinois litigation (see “Black v. Hollinger International Inc., filed on April 5, 2004”) against it and from bringing any claims against Ravelston arising out of its management of the Company other than in Ontario. On May 28, 2004, the Company served a notice of cross-motion seeking a temporary stay of the Ravelston and Hollinger Inc. counterclaims pending final resolution of the proceedings in Illinois and Delaware. Ravelston’s motion and the Company’s cross-motion were heard on June 29-30, 2004 by the Ontario Superior Court of Justice. On August 11, 2004, the court denied Ravelston’s motion and granted the Company’s cross-motion. On August 18, 2004, Ravelston and Hollinger Inc. appealed to the Ontario Court of Appeal. On September 21, 2004, the Company served a motion on Hollinger Inc. and Ravelston, seeking to quash their appeals to the Ontario Court of Appeal for want of jurisdiction. On November 30, 2004, those appeals were quashed. Ravelston and Hollinger Inc. were required to deliver notices of motion in support of a motion for leave to appeal to the Divisional Court by December 30, 2004. Ravelston delivered such a notice of motion on December 20, 2004, but Hollinger Inc. did not deliver such a notice and, therefore, did not appeal the stay of its counterclaim. On February 28, 2005, the Divisional Court denied Ravelston’s December motion.

Black v. Breeden, et al.
      Five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Breeden, Richard C. Breeden & Co. (“Breeden & Co.”), Paris, James Thompson, Richard Burt, Graham Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name James Thompson and Richard Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second cases; damages in the amount of Cdn.$110.0 million are sought in the third and fourth cases; and Cdn.$1.0 billion in general damages and Cdn.$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals described under “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc. and 504468 N. B. Inc.” above. Although such matters described above are now completed, no steps have been taken to advance the defamation actions in the Ontario Superior Court of Justice.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur in relation to the defense of those actions.
      The Company agreed to indemnify Breeden and Breeden & Co. against all losses, damages, claims and liabilities they may become subject to, and reimburse reasonable costs and expenses as they are incurred, in connection with the services Breeden and Breeden & Co. are providing in relation to the Special Committee’s ongoing investigation.

United States Securities and Exchange Commission v. Hollinger International Inc.
      On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order requires the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as Special Monitor of the Company under certain circumstances, including the adoption of any resolution that discharges the Special Committee before it completes its work, diminishes or limits the powers of the Special Committee or narrows the scope of its investigations or review, or if any directors are removed prior to the end of their term, or there is a failure to nominate or re-elect any incumbent director (unless such director voluntarily decides not to seek nomination or re-election to the Board of Directors), or there is an election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. On January 26, 2004, Hollinger Inc. filed a motion to vacate certain parts of the Court Order that limit its rights as stockholder. The Court denied Hollinger Inc.’s motion on May 17, 2004.
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

United States Securities and Exchange Commission v. Conrad M. Black, et al.
      On November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc. were liable for the Company’s violations of certain federal securities laws during at least this period.
      The SEC alleges that the scheme used by Black, Radler and Hollinger Inc. included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell Company assets for the benefit of all of the Company’s stockholders and not to undermine that process by engaging in transactions for the benefit of himself and

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hollinger Inc. The SEC further alleges that Black and Radler misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.
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
      On March 10, 2005, the SEC filed an amended complaint that corrects several minor errors in the original complaint, extends the SEC’s claim of Section 14(a) violation to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On September 14, 2005, the court granted a motion by the U.S. Attorney’s Office to stay discovery, other than document discovery, pending resolution of the government’s criminal case and investigation. It is not yet possible to determine the ultimate outcome of this action.

The Chicago Sun-Times Circulation Cases
      On June 15, 2004, the Company announced that the Audit Committee had initiated an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. Following that announcement, a number of lawsuits were filed against the Company, among other defendants. Several of the suits are brought on behalf of a purported class comprised of all persons who purchased advertising space in the Chicago Sun-Times during the period in which circulation figures were overstated. The complaints allege that the Chicago Sun-Times improperly overstated its circulation and that advertisers overpaid for advertising in the newspaper as a result. The complaints variously allege theories of recovery based on breach of contract, unjust enrichment, civil conspiracy, conversion, negligence, breach of fiduciary duty, common law and statutory fraud, and violations of the federal RICO statute. The complaints seek injunctive and declaratory relief, unspecified actual, treble, and punitive damages, interest, attorneys’ fees and costs, and other relief.
      A number of the actions were filed in the Circuit Court of Cook County, Illinois, including the following purported class action cases filed in the County Department, Chancery Division: Central Furniture, Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9757; Ronald Freeman d/b/a Professional Weight Clinic Inc. v. Hollinger International, Inc. and Chicago Sun-Times, Inc., No. 04 CH 9763; Card & Party Mart II Ltd. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 CH 9824; Geier Enterprises, Inc. v. Chicago Sun-Times, Inc. and Hollinger International, Inc. No. 04 CH 10032; California Floor Coverings d/b/a Olympic Carpet v. Chicago Sun-Times, Inc., No. 04 CH 10048; BNB Land Venture, Inc. v. Chicago Sun-Times, Inc., Hollinger International Publishing Inc. and Docs 1-5, No. 04 CH 10284; Gleason & McMaster LLC v. Chicago Sun-Times, Inc. and Hollinger International Inc., No. 04 CH 10581; James Rolshouse & Associates PLLC v. Hollinger International Inc., Chicago Sun-Times, Inc. and The Sun-Times Co., No. 04 CH 11019; and Mark Triffler Oldsmobile, Inc. et al. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 CH 12714. The above-stated cases were filed between June 15, 2004 and August 31, 2004, and an Amended Consolidated Complaint under the heading In re: Chicago Sun-Times Circulation Litigation (the “Combined Circulation Proceeding”) was filed on October 12, 2004. The Amended Consolidated Complaint lists defendants Chicago Sun-Times, Inc. and Hollinger International Inc., and adds Midwest Suburban Publishing, Inc. Two additional purported class action cases were filed in the County Department, Chancery Division: International Profit Assocs., Inc. v. Chicago Sun-Times, Inc. and Hollinger International Inc., No. 04 CH 17964, filed October 29, 2004; and Business Pro Communications, Inc. v. Hollinger Inc., Hollinger International Inc. and The Sun-Times Co., originally filed in Lake County, Illinois on July 9, 2004 as No. 04 L560, re-filed in Cook County, Illinois on December 1, 2004 as No. 04 CH 19930. Those two cases have

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
since joined the Combined Circulation Proceeding plaintiffs under the heading In re: Chicago Sun-Times Circulation Litigation. The Court conditionally certified a settlement class in the Combined Circulation Proceeding, following which the parties have engaged in an extensive mediation process. The parties have entered into a settlement stipulation, for which they received preliminary approval on September 16, 2005. Final approval of the terms of the settlement will be sought but will be subject to an evidentiary hearing presently scheduled for January 17, 2006, following notice to putative class members providing both an opportunity to object and to opt out of the global settlement. The proposed preliminary settlement will provide advertisers with a combination of $7.7 million in cash and up to $7.3 million in added advertising benefits. In the absence of significant objections or opt outs, the settlement would, together with earlier settlements made between the Chicago Sun-Times and certain of its advertisers, release the claims of advertisers representing more than 93% of the Chicago Sun-Times’ advertising revenues received during the overstatement period. If the settlement is approved without material delay, the cash portion of the settlement payments will be made in the second calendar quarter of 2006 and the additional advertising will be provided thereafter. The settlements will be administered by an independent third-party claims administrator, Rust Consulting, Inc., the cost of which will be borne by the Company. The Company has also agreed to not contest the petition for attorneys fees of the attorneys for the consolidated class in an amount not to exceed $5.575 million. Earlier the Company entered into settlements with over 95% of its major advertisers at an aggregate commitment of approximately $10.1 million in cash and up to $6.8 million of additional advertising benefits. The combined major advertiser and class action settlements described above will not cover the claims of advertisers who are plaintiffs in four separate actions and certain advertisers whose advertising expenditures represent approximately 3.5% of the spending of all advertisers during the relevant period. The Company is pursuing third party recoveries of its defense costs and other amounts under existing insurance policies. The cost to the Company of resolving the remaining claims will vary depending upon the type of additional advertising benefits selected and the extent to which advertisers elect to accept additional advertising in lieu of cash as part of their settlement. The class action settlements used the same circulation estimates that were used in the settlements with major advertisers.
      The following individual actions were brought in the Circuit Court of Cook County: First Federal Auto Auction, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7501, filed July 2, 2004; American Mattress, Inc. v. Hollinger International Inc. and Chicago Sun-Times, Inc., No. 04 L 7790, filed July 12, 2004; National Foundation for Abused and Neglected Children, Inc. v. Chicago Sun-Times, Inc., Hollinger International Inc. and F. David Radler, No. 04 L 7948, filed July 15, 2004; Joe Rizza Lincoln Mercury, Inc. et al. v. Chicago Sun-Times, Inc., No. 04 L 11657, filed October 14, 2004; Chicago Sun-Times, Inc. v. Oral Sekendur, No. 03 MI170004, circulation-related claims filed October 12, 2004; and Mancari’s Chrysler-Jeep-Dodge of Des Plaines, Inc; Mancari’s of Orland Park, Inc.; Mancari’s Chrysler Jeep of Crestwood, Inc.; and Mancari’s Chrysler Jeep, Inc. v. Chicago Sun-Times, Inc., No. 05 L 3248, filed March 22, 2005. One case was filed in the United States District Court for the Northern District of Illinois: AJE’s the Salon, Inc. v. The Sun-Times, Co., Hollinger International Inc. and F. David Radler, No. 04 C 4317, filed June 28, 2004. The AJE’s the Salon, Inc. case was voluntarily dismissed; the National Foundation for Abused and Neglected Children, Inc. was dismissed without prejudice, and the American Mattress case has been settled. Motions to dismiss have been filed in each of the remaining cases. Overall, the remaining cases are in preliminary stages and it is not yet possible to determine their ultimate outcome.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Chicago Sun-Times announced a plan intended to make restitution to its advertisers for losses associated with the overstatements in the ABC circulation figures. To cover the estimated cost of restitution and settlement of the related lawsuits, the Company recorded a pre-tax charge of approximately $24.1 million in 2003 and approximately $2.9 million in 2004. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate, including the amounts of the settlements and proposed preliminary settlement referred to above at December 31, 2004.

CanWest Arbitration
      On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. The arbitration is in preliminary stages, and it is not yet possible to determine its ultimate outcome.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.
      On December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. In August 2004, The National Post Company obtained an order for partial summary judgment ordering the Company to pay The National Post Company Cdn.$22.5 million plus costs and interest. On November 30, 2004, the Company settled the appeal of the partial summary judgment by paying The National Post Company the amount of Cdn.$26.5 million. This amount includes payment of the Cdn.$22.5 million in principal plus interest and related costs. The two remaining matters in this action consist of a claim for Cdn.$2.5 million for capital and operating requirements of The National Post Company and a claim for Cdn.$752,000 for newsprint rebates. This action has been discontinued and claims have been transferred to the arbitration referred to above (CanWest Arbitration) on consent of the parties.
      RMI brought a third party claim in this action against HCPH Co. for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action. CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on a promissory note issued in connection with the sale of NP Holdings Company.

Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.
      On November 3, 2004, Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc. filed an action in the Supreme Court of the State of New York, in Albany County, against Sugra (Bermuda) Limited (“Sugra (Bermuda)”), which is a subsidiary of Publishing, and against Hollinger Inc. The action is entitled Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc., No. 1:04-cv-01436-GLD-DRH (N.D.N.Y.). The action alleges that Sugra Bermuda defaulted under the terms of a 1995 aircraft lease agreement, and that Hollinger Inc. is a guarantor of Sugra Bermuda’s obligations under the lease. In the initial complaint, the plaintiffs sought $5.1 million in damages, plus interest at the rate of 18 percent per annum and attorneys’ fees. On December 20, 2004, the action was moved from state court to the United States District Court for the Northern District of New York.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 3, 2005, Sugra (Bermuda) filed its answer to the complaint, and filed cross claims against Hollinger Inc. for breach of contract, indemnity, contribution, and negligence, seeking damages, indemnification, or contribution to Sugra (Bermuda) and against Hollinger Inc. for the full amount of any judgment awarded against Sugra (Bermuda) in the action. On February 25, 2005, Hollinger Inc. filed its answer to Sugra (Bermuda)’s cross claims and asserted cross claims of its own against Sugra (Bermuda) for indemnification, negligence/impairment of collateral, and tortious interference with contractual relations, seeking indemnification and damages for the full amount of any judgment awarded against Hollinger Inc. in the action. Plaintiffs filed an amended complaint on July 5, 2005. The amended complaint asserts an alternative damages claim of $3.3 million, plus interest and attorneys’ fees. In September 2005, plaintiffs filed a motion for leave to amend their complaint again to add the Company and Publishing as defendants. In their proposed complaint, plaintiffs allege that the Company and Publishing assumed Hollinger Inc.’s obligations when Hollinger Inc. transferred ownership of Sugra (Bermuda) to Publishing in 2002 and that they are liable for breach of the obligations that they assumed. Also in September 2005, Hollinger Inc. filed a motion for leave to bring a third-party action against the Company and Publishing. Hollinger Inc.’s proposed complaint alleges that the Company and Publishing are alter egos of Sugra (Bermuda) and should therefore be held liable on Hollinger Inc.’s cross claims against Sugra (Bermuda). Both motions are pending. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada
      On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company being advanced by Cardinal Value Equity Partners. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding thus far. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and Ravelston for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company filed an application with the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by (i) American Home Assurance Company, (ii) Chubb Insurance Company of Canada, (iii) Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and (iv) Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings. This action is in the preliminary stage, and it is not yet possible to determine its ultimate outcome.

Other Actions
      The Company and members of the Special Committee have had a suit filed against them before the Ontario Superior Court of Justice by Boultbee whose position as an officer was terminated in November 2003. In November 2003, the Special Committee found that Boultbee received approximately $0.6 million of “non-competition” payments that had not been properly authorized by the Company. The Company was unable to reach a satisfactory agreement with Boultbee for, among other things, repayment of these amounts and as a result, terminated his position as an officer of the Company. Boultbee is asserting claims for wrongful

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
termination, indemnification for legal fees, breach of contract relating to stock options and loss of reputation, and is seeking approximately Cdn.$16.1 million from the defendants. The action is in its preliminary stages, and it is not yet possible to determine its ultimate outcome. On November 18, 2004, the Company and Boultbee resolved Boultbee’s claim for advancement and indemnification of legal fees, as part of which Boultbee agreed to discontinue this portion of his claim. The Company is bringing a motion to stay this action until the litigation in Illinois involving the Company, Boultbee and others has been concluded. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.” The Company’s motion documents were served on June 21, 2005. A date for the hearing of the motion has not yet been scheduled.
      On June 27, 2005, Kenneth Whyte, former editor-in-chief of the National Post, filed an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Whyte v. Hollinger International Inc., Index No. 602321/05. Whyte alleges that the Company improperly declined to allow him to exercise his vested stock options in February 2004 and asserts damages in excess of $680,000. In September 2005, the Company moved to dismiss the action. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
      On August 25, 2005, Boultbee filed an action against the Company in the Court of Chancery of the State of Delaware alleging that the Company wrongfully failed to advance to him legal fees and expenses he allegedly incurred in connection with certain actions and investigations. He is seeking an order requiring the Company to pay approximately $257,000 in advancement for such legal fees, plus interest, and declaring that he is entitled to such advancement going forward. He is also seeking an award of attorneys fees for bringing the action. In September 2005, the Company filed counterclaims seeking a declaration that Boultbee was not entitled to advancement in connection with certain proceedings and that he is liable for repayment of 50% of amounts already advanced to him. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
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
      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”), which establishes and clarifies requirements for disclosure of most guarantees and the recognition of an initial liability for the fair value of obligations a guarantor assumes under guarantees. The initial liability recognition and measurement provisions are effective in respect of guarantees entered into or modified after December 31, 2002.

(i) Dispositions
      In connection with certain dispositions of assets and/or businesses, the Company has provided customary representations and warranties whose terms range in duration and may not be explicitly defined. The Company has also retained certain liabilities for events occurring prior to sale, relating to tax, environmental, litigation and other matters. Generally, the Company has indemnified the purchasers in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years.

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

(ii) Letters of Credit
      In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2004, letters of credit in the amount of $4.9 million ($4.2 million in 2003) were outstanding.

(iii) Other
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
      On October 27, 2005, a claim was filed in the Court of Queens Bench of Alberta by the operator of a weekly magazine in Edmonton, Alberta, Canada against the Company, certain of its subsidiaries, the Minister of National Revenue for Canada, and others. The plaintiff alleges that one of the Company’s magazines made certain misrepresentations to customers regarding the magazine’s ownership, resulting in damage to the plaintiff. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
      Additionally, one or more of the Company’s Canadian subsidiaries has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled. It is possible that the Canadian government could seek the return of these funds as a result of Black’s renunciation of his Canadian citizenship. The total amount received under such grants from January 1, 2001 through December 31, 2004 was approximately Cdn.$3.5 million.

(24)	Related-party Transactions
      The following is a description of certain relationships and related-party transactions for the three years ended December 31, 2004. Most of the findings of the Special Committee set forth in the Report are the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject of ongoing litigation and are being disputed by the former executive officers and certain of the current and former directors of the Company who are the subject of the Report.
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
      As of December 31, 2003, the Company had received $0.8 million from Radler and $0.4 million from Atkinson in accordance with the Restructuring Agreement. In 2004, the Company has received $32.1 million, plus interest of $8.2 million, from Hollinger Inc., Black, Radler and Atkinson. At December 31, 2003, approximately $37.4 million was included in “Amounts due from related parties.” During the year ended December 31, 2003, approximately $31.5 million was recorded as “Other income (expense), net” and approximately $7.1 million was recorded as “Interest and dividend income.” During the year ended December 31, 2004, the Company recorded approximately $1.7 million in “Other income (expense), net,” which was received from a settlement with Atkinson and approximately $1.1 million as “Interest and dividend income” related to the amounts due at December 31, 2003.
      (b) The Company was party to management services agreements with Ravelston, pursuant to which Ravelston provided advisory, consultative, procurement and administrative services to the Company. These services agreements were assigned on July 5, 2002 to RMI. The Company and its subsidiaries expensed fees from Ravelston and RMI (including amounts reflected in discontinued operations), totaling $0.5 million, $23.9 million and $23.7 million for 2004, 2003 and 2002, respectively, pursuant to these agreements. Moffat Management Inc. (“Moffat”) and Black-Amiel Management Inc. (“Black-Amiel”) had separate services agreements with the Company. The Company expensed $2.1 million and $1.9 million in 2003 and 2002, respectively, in fees under these agreements (including amounts reflected in discontinued operations). The Restructuring Agreement provides for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI, Moffat and Black-Amiel of the termination of the services agreements effective June 1, 2004 and subsequently proposed, and recorded a charge for, a reduced aggregate management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of approximately $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See Note 23 “— Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”
      Hollinger Inc. and its affiliates billed the Company for allocated airplane expenses amounting to $nil, $nil and $2.3 million in 2004, 2003 and 2002, respectively.
      Amounts due to related parties amounted to $8.2 million and $7.6 million at December 31, 2004 and 2003, respectively, largely representing amounts payable in respect of management fees.
      (c) On March 10, 2003, the Company repurchased for cancellation, from a wholly owned subsidiary of Hollinger Inc., 2,000,000 shares of the Company’s Class A Common Stock at $8.25 per share for a total of

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$16.5 million. The Company also redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn.$146.63 per share or approximately $9.3 million.
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
      (e) On July 11, 2000, the Company loaned $36.8 million to a subsidiary of Hollinger Inc. to fund the cash purchase by Hollinger Inc. of HCPH Special Shares. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. It has been classified as “Loan to affiliate” (a long-term asset) on the Consolidated Balance Sheet. Effective January 1, 2002, the interest rate was changed from 13.0% per annum to LIBOR plus 3.0% per annum, without review by or approval of the Company’s independent directors. As of December 31, 2002, the balance, including accrued interest at the new unapproved rate, was $45.8 million. Payments for the above mentioned repurchase and redemption (Note 24(c)) were applied against this debt due from the Hollinger Inc. subsidiary resulting in a calculation of net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003, the date of the repayment. At December 31, 2004, approximately $25.5 million of debt (including interest) remains outstanding, based on the promissory note the Hollinger Inc. subsidiary was required to sign on March 10, 2003, for the outstanding balance as then calculated, and based on the lower of two potentially applicable interest rates, as described below. The debt, since the date of the partial repayment, bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Senior Secured Notes (so long as the Senior Secured Notes are outstanding), guaranteed by Ravelston, the controlling stockholder of Hollinger Inc., and secured by certain assets of Ravelston. Following the receipt of an independent fairness opinion and a review of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc., including the subordination of this remaining debt, by a committee of the Board of Directors of the Company, composed entirely of independent directors, the committee approved the new debt arrangements.
      The Company previously reported that the committee of independent directors referred to above had agreed to a partial offset to the $20.4 million debt against amounts owed by the Company to RMI, a subsidiary of Ravelston, and further stated that the offset was effected April 30, 2003. The amounts contemplated in the partial offset are further described in Note 24(f). Although the former management of the Company maintained that it believed final approval had been given to the offset by the committee of independent directors, according to the Report, the committee had not given such approval. The committee of independent directors later agreed to approve the requested partial offset on certain terms and conditions, but these terms and conditions were not acceptable to Hollinger Inc. and Ravelston, and the offset was not completed.
      Neither the Hollinger Inc. subsidiary nor Ravelston has complied with the terms of the new debt arrangements. Under the terms of the promissory note, the Hollinger Inc. subsidiary is permitted to make interest payments with additional notes if interest payments to the Company are prohibited under the indenture governing Hollinger Inc.’s 11 7/8% Senior Secured Notes. The Hollinger Inc. subsidiary made only partial cash interest payments on the note until August 2003, when it discontinued payments altogether. At this time, the Company cannot ascertain which interest rate is the appropriate one to apply to the debt. Although as set forth in the Report, the Special Committee believes interest should be accrued at the higher rate, to be conservative, the Company has accrued interest at the lower rate. At December 31, 2004, the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company calculates that based on the amount in the promissory note Hollinger Inc.’s subsidiary was required to sign and using the lower interest rate, unpaid interest amounts to $5.1 million. Ravelston was required to fund a cash collateral account to secure the Hollinger Inc. subsidiary’s repayment obligation. Ravelston has funded approximately $0.1 million to this cash collateral account as of December 31, 2004. The Hollinger Inc. subsidiary’s debt is guaranteed by Ravelston.
      The Company has not yet sought to collect on the Ravelston guarantee or attach the receivables. Instead, the Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Black, Radler, Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated without regard to the unauthorized interest rate reduction. (See Note 23(a)).
      (f) On July 3, 2002, NP Holdings Company (“NP Holdings”), a subsidiary of the Company, was sold to RMI for $3.8 million (Cdn.$5.8 million). The Company, through the Special Committee, has sued RMI and others for breach of fiduciary duty and fraud in connection with the transaction (See Note 23(a)). Before the sale, NP Holdings had no significant assets or liabilities other than unutilized tax loss carryforwards. Prior management asserted that NP Holdings potentially had an obligation from a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay The National Post Company Cdn.$22.5 million in connection with the sale to CanWest of The National Post Company, which owned the Company’s remaining 50% interest in the National Post newspaper. Immediately prior to the sale, prior management caused the Company to contribute Cdn.$22.5 million as equity to NP Holdings and then borrow that amount from NP Holdings by way of a demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. The note is payable by the Company’s subsidiary, HCPH Co., and was originally in favor of NP Holdings but was later assigned to RMI. Notwithstanding these transactions and absent consent from CanWest or the National Post Company to the assumption of the obligation by any party other than the Company, the Company was required to pay Cdn.$22.5 million plus interest on November 30, 2004 to satisfy a judgment obtained against the Company by the National Post Company for that amount. (See Note 23(a)). RMI brought a third party claim in the action commenced by CanWest Global Communications Corp. and the National Post Company in the Ontario Superior Court of Justice (action number 03-CV-260727CMA1) against HCPH Co., a subsidiary of the Company, for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action (action number 03-CV-260727CM). CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on the note. In addition, since the sale, the Company has learned that NP Holdings had greater loss carryforwards than the parties believed at the time of the sale. Therefore, the Company has requested that RMI pay a higher price in recognition of the greater value of NP Holdings, but the Company does not have a contractual right to receive any such additional amount.
      (g) The Company’s current Chairman of the Board of Directors, President and Chief Executive Officer, Paris, is a managing director of Berenson & Company. Berenson & Company acted as financial advisor to the Company in December 2002 and received a fee of approximately $1.0 million in connection with the placement of the Company’s 9% Senior Notes.
      (h) The Company has recorded $18.0 million and $1.6 million of expenses on behalf of current and former executive officers and directors of the Company during the years ended December 31, 2004 and 2003, respectively. The majority of these expenses relate to payments of fees for legal counsel representing current and former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations or with respect to litigation as described in Note 23(a). Payments of such

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fees were made pursuant to indemnification provisions of the Company’s Certificate of Incorporation and the Company’s by-laws.
      (i) The Company billed Hollinger Inc. $nil, $1.2 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, for use of its aircraft and applied the income against operating expenses.
      (j) The Company owns an investment company, Hollinger Digital LLC (“Hollinger Digital”). Certain current and former directors and officers of the Company are former directors and officers of Hollinger Digital, including Perle. Perle, who is a member of the Board of Directors, initiated the formation of Hollinger Digital with Black. Hollinger Digital was ostensibly created to make investments in new media companies on the Company’s behalf. Perle received a salary of approximately $0.1 million in 2003 and approximately $0.3 million in 2002.
      (k) Included in “Deferred financing costs and other assets” at December 31, 2004 and 2003, is $3.4 million, owing to the Company from Bradford. Bradford is controlled by Black and Radler. Bradford granted a non-interest bearing note receivable to the Company in connection with a “non-competition” agreement entered into on the sale of certain operations to Bradford during 2000. This note is non-interest bearing, and accordingly, the Company established the amount receivable at the net present value at the time of the agreement. The remaining balance represents that net present value less any payments received. The note receivable is unsecured and due over the period to 2010, and subordinated to Bradford’s lenders although, under an acceleration clause, it may be due immediately due to default.
      (l) Included in “Deferred financing costs and other assets” at December 31, 2004 and 2003, is $4.7 million and $4.9 million, respectively, owed by Horizon. Such amounts represent the balance outstanding, including interest, on a loan receivable granted by the Company in connection with the sale of certain operations to Horizon during 1999. The loan receivable is unsecured, bears interest at the lower of LIBOR plus 2% and 8% per annum and matures in 2007.
      (m) The Company recorded management fees payable to Horizon of approximately $0.1 million and $0.2 million in 2003 and 2002, respectively, in connection with certain administrative services provided by Horizon.
      (n) In 2003, the Company made an investment of $2.5 million in Trireme Associates LLC (“Trireme LLC”) which is the general partner of Trireme Partners LP (“Trireme LP”), a venture capital fund. Trireme LLC, as general partner of Trireme LP, receives 20% of the profits of Trireme LP (“the Distribution”) after repayment of invested capital. The remaining 80% of the profits of Trireme LP will be distributed to Trireme LLC and the limited partners of Trireme LP based upon their invested capital. Perle, a director of the Company, has an equity interest in Trireme LLC. In addition, Trireme Management LLC is the designated manager of Trireme LP. As Manager, Trireme Management LLC receives a management fee from Trireme LP. Perle is a member of management of Trireme Management LLC. Black and a director of the Company, Dr. Henry A. Kissinger, are former members of the Strategic Advisory Board of Trireme LP.
      (o) In June 2001, the Company, through a non-profit organization of which it was a member, purchased the publication The National Interest, for approximately $0.1 million. The publication includes Black, and members of the Company’s Board of Directors, Henry A. Kissinger and Perle, as its advisors. In each of 2003 and 2002, the Company contributed $0.1 million to the non-profit organization which owned The National Interest. In 2003, the Company entered into discussions to withdraw as a member of this non-profit organization. In October 2004, the Company, with a final contribution of approximately $0.1 million, withdrew as a member of the non-profit organization which owned The National Interest.
      (p) The Company had an informal agreement with Hollinger Inc. whereby Hollinger Inc. would pay the costs of computer equipment and related products and services at Hollinger Inc.’s corporate offices in Toronto, Canada in 2002 and the Company would pay the costs in 2003. The Company and Hollinger Inc. were to reconcile the spending and share the combined costs equally. Based upon the evaluation of the combined costs

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under this arrangement, the Company is owed approximately Cdn.$0.2 million by Hollinger Inc. Hollinger Inc. has not yet paid its share of the costs incurred and continues to retain possession of the computer and related equipment acquired by the Company.
      (q) The Company entered into a consulting agreement with Atkinson under the terms of which Atkinson was engaged to assist the CEO of the Company with respect to the Company’s ongoing relationship with CanWest and to perform such other functions and tasks as assigned by the CEO of the Company from time to time. During the term of the agreement, the Company agreed to pay Atkinson $30,000 per month for services rendered through February 28, 2005 and permit continued vesting during the term of the agreement of any unvested stock options previously granted to Atkinson by the Company that would have vested during such term but for Atkinson’s resignation from the Company on April 27, 2004. The Company also agreed to provide Atkinson with suitable office space and appropriate secretarial and administrative assistance at the Company’s expense and to reimburse him for reasonable travel and other expenses approved in advance by the Company during the term of the agreement.

(25)	Supplemental Condensed Consolidating Financial Information
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Advertising	$—	$—	$428,641	$428,641
Circulation	—	—	102,528	102,528
Job printing	—	—	17,194	17,194
Other	—	—	5,575	5,575

Total operating revenues	—	—	553,938	553,938
Operating costs and expenses:
Newsprint	—	—	75,463	75,463
Compensation	10,589	7,910	214,902	233,401
Other operating costs	64,281	23,030	136,035	223,346
Depreciation	—	493	20,394	20,887
Amortization	—	—	11,852	11,852

Total operating costs and expenses	74,870	31,433	458,646	564,949

Operating income (loss)	(74,870)	(31,433)	95,292	(11,011)

Other income (expense):
Interest expense	(122)	(18,580)	(382)	(19,084)
Amortization of deferred financing costs	—	(780)	—	(780)
Interest and dividend income (expense)	17,091	31,515	(28,730)	19,876
Other income (expense), net	(127,320)	338,992	(327,740)	(116,068)

Total other income (expense)	(110,351)	351,147	(356,852)	(116,056)

Earnings (loss) from continuing operations before income taxes and minority interest	(185,221)	319,714	(261,560)	(127,067)
Income taxes (benefit)	(21,319)	(31,912)	88,881	35,650
Minority interest	—	—	1,185	1,185

Earnings (loss) from continuing operations	(163,902)	351,626	(351,626)	(163,902)

Discontinued operations (net of income taxes):
Earnings from operations of business segments disposed of	15,720	—	—	15,720
Gain from disposal of business segments	382,850	—	—	382,850

Earnings from discontinued operations	398,570	—	—	398,570

Net earnings (loss)	$234,668	$351,626	$(351,626)	$234,668

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Advertising	$—	$—	$410,883	$410,883
Circulation	—	—	98,220	98,220
Job printing	—	—	15,698	15,698
Other	—	—	6,530	6,530

Total operating revenues	—	—	531,331	531,331
Operating costs and expenses:
Newsprint	—	—	71,919	71,919
Compensation	6,722	3,954	214,005	224,681
Other operating costs	10,703	36,338	174,509	221,550
Depreciation	—	1,312	21,514	22,826
Amortization	—	—	16,354	16,354

Total operating costs and expenses	17,425	41,604	498,301	557,330

Operating income (loss)	(17,425)	(41,604)	33,030	(25,999)

Other income (expense):
Interest expense	—	(29,163)	(214)	(29,377)
Amortization of deferred financing costs	—	(1,503)	—	(1,503)
Interest and dividend income (expense)	10,334	25,796	(13,244)	22,886
Other income (expense), net	(49,991)	(68,924)	197,025	78,110

Total other income (expense)	(39,657)	(73,794)	183,567	70,116

Earnings (loss) from continuing operations before income taxes and minority interest	(57,082)	(115,398)	216,597	44,117
Income taxes	32,127	8,025	87,849	128,001
Minority interest	—	—	5,325	5,325

Earnings (loss) from continuing operations	(89,209)	(123,423)	123,423	(89,209)

Discontinued operations (net of income taxes):
Earnings from operations of business segments disposed of	14,901	—	—	14,901

Net earnings (loss)	$(74,308)	$(123,423)	$123,423	$(74,308)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Advertising	$—	$—	$390,617	$390,617
Circulation	—	—	100,291	100,291
Job printing	—	—	13,819	13,819
Other	—	—	6,677	6,677

Total operating revenues	—	—	511,404	511,404
Operating costs and expenses:
Newsprint	—	—	65,355	65,355
Compensation	—	3,162	204,617	207,779
Other operating costs	420	22,881	156,248	179,549
Depreciation	—	1,297	20,613	21,910
Amortization	—	—	17,151	17,151

Total operating costs and expenses	420	27,340	463,984	491,744

Operating income (loss)	(420)	(27,340)	47,420	19,660

Other income (expense):
Interest expense	(1,209)	(53,121)	(3,011)	(57,341)
Amortization of deferred financing costs	—	(5,585)	—	(5,585)
Interest and dividend income	1,375	1,918	11,816	15,109
Other income (expense), net	(256,056)	(136,660)	224,630	(168,086)

Total other income (expense)	(255,890)	(193,448)	233,435	(215,903)

Earnings (loss) from continuing operations before income taxes and minority interest	(256,310)	(220,788)	280,855	(196,243)
Income taxes (benefit)	(20,510)	(30,545)	88,445	37,390
Minority interest	—	—	2,167	2,167

Earnings (loss) from continuing operations	(235,800)	(190,243)	190,243	(235,800)

Discontinued operations (net of income taxes):
Earnings from operations of business segments disposed of	5,171	—	—	5,171

Net earnings (loss)	$(230,629)	$(190,243)	$190,243	$(230,629)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2004

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,313	$229,386	$165,227	$395,926
Short-term investments	34,600	497,450	—	532,050
Accounts receivable, net of allowance for doubtful accounts	42	93	99,355	99,490
Inventories	—	—	12,319	12,319
Amounts due from related parties	—	428,192	(428,192)	—
Intercompany accounts receivable	180,063	183,285	(363,348)	—
Escrow deposits and restricted cash	248	539	5,002	5,789
Other current assets	6	2,733	13,903	16,642

Total current assets	216,272	1,341,678	(495,734)	1,062,216
Loan to affiliates	25,457	—	—	25,457
Investments	654,998	1,076,867	(1,698,681)	33,184
Property, plant and equipment, net of accumulated depreciation	—	763	208,540	209,303
Intangible assets, net of accumulated amortization	—	—	101,339	101,339
Goodwill	—	—	185,779	185,779
Prepaid pension benefit	—	—	94,541	94,541
Deferred financing costs and other assets	—	2,442	24,637	27,079

Total assets	$896,727	$2,421,750	$(1,579,579)	$1,738,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$11,082	$1,223	$12,305
Accounts payable and accrued expenses	13,380	8,262	124,623	146,265
Dividends payable	231,226	—	—	231,226
Amounts due to related parties	—	—	8,173	8,173
Intercompany accounts payable	466,368	1,734,783	(2,201,151)	—
Income taxes payable and other tax liabilities	50,201	(92,829)	732,356	689,728
Deferred revenue	—	—	15,504	15,504

Total current liabilities	761,175	1,661,298	(1,319,272)	1,103,201
Long-term debt, less current installments	—	—	2,053	2,053
Deferred income taxes and other tax liabilities	(16,634)	85,056	280,445	348,867
Other liabilities	—	—	102,746	102,746

Total liabilities	744,541	1,746,354	(934,028)	1,556,867

Minority interest	—	—	29,845	29,845

Stockholders’ equity:
Total stockholders’ equity	152,186	675,396	(675,396)	152,186

Total liabilities and stockholders’ equity	$896,727	$2,421,750	$(1,579,579)	$1,738,898

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2003

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,528	$26,727	$25,334	$66,589
Short-term investments	19,400	—	—	19,400
Accounts receivable, net of allowance for doubtful accounts	267	86	114,681	115,034
Inventories	—	—	10,340	10,340
Amounts due from related parties	37,424	257,989	(257,989)	37,424
Intercompany accounts receivable	16,365	180,137	(196,502)	—
Escrow deposits and restricted cash	—	—	16,718	16,718
Assets of operations to be disposed of	—	—	146,041	146,041
Other current assets	15	2,543	14,754	17,312

Total current assets	87,999	467,482	(126,623)	428,858
Loan to affiliates	22,131	—	—	22,131
Investments	189,097	1,280,811	(1,355,920)	113,988
Property, plant and equipment, net of accumulated depreciation	—	907	223,084	223,991
Intangible assets, net of accumulated amortization	—	—	107,490	107,490
Goodwill	—	—	180,436	180,436
Prepaid pension benefit	—	—	88,705	88,705
Non-current assets of operations to be disposed of	—	—	490,299	490,299
Deferred financing costs and other assets	69,746	13,547	45,913	129,206

Total assets	$368,973	$1,762,747	$(346,616)	$1,785,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$2,031	$2,031
Accounts payable and accrued expenses	4,019	7,311	131,791	143,121
Dividend payable	4,379	—	—	4,379
Intercompany accounts payable	293,516	1,190,870	(1,484,386)	—
Amounts due to related parties	—	—	7,625	7,625
Income taxes payable and other tax liabilities	57,448	(29,956)	435,082	462,574
Liabilities of operations to be disposed of	—	—	169,723	169,723
Deferred revenue	—	—	16,884	16,884

Total current liabilities	359,362	1,168,225	(721,250)	806,337
Long-term debt, less current installments	—	310,713	(2,545)	308,168
Deferred income taxes and other tax liabilities	4,685	116,968	172,591	294,244
Non-current liabilities of operations to be disposed of	—	—	250,917	250,917
Other liabilities	—	—	92,257	92,257

Total liabilities	364,047	1,595,906	(208,030)	1,751,923
Minority interest	—	—	28,255	28,255
Stockholders’ equity:
Total stockholders’ equity	4,926	166,841	(166,841)	4,926

Total liabilities and stockholders’ equity	$368,973	$1,762,747	$(346,616)	$1,785,104

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Cash Flows From Continuing Operating Activities:
Net earnings (loss)	$234,668	$351,626	$(351,626)	$234,668
Earnings from discontinued operations	(398,570)	—	—	(398,570)

Earnings (loss) from continuing operations	(163,902)	351,626	(351,626)	(163,902)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	493	32,246	32,739
Amortization of deferred financing costs	—	780	—	780
Minority interest	—	—	1,185	1,185
Premium on debt extinguishments	—	50,617	—	50,617
Gain on sales of property, plant and equipment	—	—	(45,915)	(45,915)
Loss on Participation Trust and CanWest Debentures	—	—	30,859	30,859
Non-cash interest income	—	—	(7,967)	(7,967)
Write-down of investments	365	—	—	365
Other	(236,324)	282,815	(20,437)	26,054
Changes in current assets and liabilities, net of dispositions	228,948	(39,494)	(130,939)	58,515

Cash provided by (used in) continuing operating activities	(170,913)	646,837	(492,594)	(16,670)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	—	(349)	(31,222)	(31,571)
Investments and other non-current assets	(330)	—	(11,689)	(12,019)
Purchase of short-term investments, net	(15,200)	(497,450)	—	(512,650)
Proceeds on disposal of investments and other assets	2,750	2,511	138,445	143,706
Proceeds from sale of property, plant and equipment	—	—	87,207	87,207
Proceeds from sale of newspaper operations, net of cash disposed	—	—	1,204,036	1,204,036
Other	—	—	589	589

Cash provided by (used in) investing activities	(12,780)	(495,288)	1,387,366	879,298

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	—	(344,617)	(2,001)	(346,618)
Escrow deposits and restricted cash	—	—	10,929	10,929
Net proceeds from issuance of equity securities	36,946	—	—	36,946
Change in borrowings with related parties	151,472	407,727	(538,179)	21,020
Dividends paid	(17,940)	(12,000)	12,000	(17,940)

Cash provided by (used in) financing activities	170,478	51,110	(517,251)	(295,663)

Net cash used in discontinued operations	—	—	(246,370)	(246,370)

Effect of exchange rate changes on cash	—	—	8,742	8,742

Net increase (decrease) in cash and cash equivalents	(13,215)	202,659	139,893	329,337
Cash and cash equivalents at beginning of year	14,528	26,727	25,334	66,589

Cash and cash equivalents at end of year	$1,313	$229,386	$165,227	$395,926

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Cash Flows From Continuing Operating Activities:
Net earnings (loss)	$(74,308)	$(123,423)	$123,423	$(74,308)
Earnings from discontinued operations	(14,901)	—	—	(14,901)

Earnings (loss) from continuing operations	(89,209)	(123,423)	123,423	(89,209)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	1,312	37,868	39,180
Amortization of deferred financing costs	—	1,503	—	1,503
Minority interest	—	—	5,325	5,325
Premium on debt extinguishments	—	19,657	—	19,657
Loss on sale of property, plant and equipment	—	—	156	156
Gain on Participation Trust and CanWest Debentures	—	—	(112,504)	(112,504)
Non-cash interest income	—	—	(8,110)	(8,110)
Other	(1,314)	96,327	(6,880)	88,133
Changes in current assets and liabilities, net of dispositions	7,319	(42,347)	138,590	103,562

Cash provided by (used in) continuing operating activities	(83,204)	(46,971)	177,868	47,693

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	—	(106)	(9,208)	(9,314)
Investments and other non-current assets	(3,966)	(1,620)	(20,611)	(26,197)
Purchase of short-term investments, net	(19,400)	—	—	(19,400)
Proceeds on disposal of investments and other assets	1,612	—	30,317	31,929
Proceeds from sale of property, plant and equipment	—	—	338	338
Other	—	—	68	68

Cash provided by (used in) investing activities	(21,754)	(1,726)	904	(22,576)

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	—	(524,563)	(1,392)	(525,955)
Escrow deposits and restricted cash	—	545,952	(16,718)	529,234
Net proceeds from issuance of equity securities	12,115	—	—	12,115
Change in borrowings with related parties	93,873	39,471	(182,397)	(49,053)
Repurchase of common shares	(8,849)	—	—	(8,849)
Dividends paid	(17,403)	—	—	(17,403)
Other	—	3,170	(7,498)	(4,328)

Cash provided by (used in) financing activities	79,736	64,030	(208,005)	(64,239)

Net cash provided by discontinued operations	—	—	3,852	3,852

Effect of exchange rate changes on cash	—	—	6,049	6,049

Net increase (decrease) in cash and cash equivalents	(25,222)	15,333	(19,332)	(29,221)
Cash and cash equivalents at beginning of year	39,750	11,394	44,666	95,810

Cash and cash equivalents at end of year	$14,528	$26,727	$25,334	$66,589

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Hollinger
	International
	Inc.	Publishing	Eliminations	Consolidated

	(In thousands)
Cash Flows From Continuing Operating Activities:
Net earnings (loss)	$(230,629)	$(190,243)	$190,243	$(230,629)
Earnings from discontinued operations	(5,171)	—	—	(5,171)

Earnings (loss) from continuing operations	(235,800)	(190,243)	190,243	(235,800)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	1,297	37,764	39,061
Amortization of deferred financing costs	—	5,585	—	5,585
Minority interest	—	—	2,167	2,167
Premium on debt extinguishments	—	27,126	—	27,126
Gain on sales of property, plant and equipment	—	—	(5,375)	(5,375)
Write-down of investments	13,225	10,000	17,311	40,536
Gain on Participation Trust and CanWest Debentures	—	—	(2,627)	(2,627)
Non-cash portion of losses on Total Return Equity Swap	9,106	—	—	9,106
Non-cash interest income	—	—	(5,888)	(5,888)
Other	293,809	140,890	(323,706)	110,993
Changes in current assets and liabilities, net of dispositions	(79,684)	(29,022)	110,584	1,878

Cash provided by (used in) continuing operating activities	656	(34,367)	20,473	(13,238)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	—	(1,542)	(16,390)	(17,932)
Investments and other non-current assets	(1,145)	—	(10,256)	(11,401)
Proceeds on disposal of investments and other assets	—	602,200	(601,285)	915
Proceeds from sale of property, plant and equipment	—	—	10,063	10,063
Other	—	—	1,869	1,869

Cash provided by (used in) investing activities	(1,145)	600,658	(615,999)	(16,486)

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	(50,000)	(317,138)	(2,066)	(369,204)
Proceeds from bank and other debt	50,000	—	265,000	315,000
Proceeds from issuance of notes	—	300,000	—	300,000
Payment of debt issue costs	—	—	(15,704)	(15,704)
Escrow deposits and restricted cash	7,548	(540,952)	—	(533,404)
Net proceeds from issuance of equity securities	4,247	—	—	4,247
Change in borrowings with related parties	91,568	14,175	(79,445)	26,298
Cash settlement of Total Return Equity Swap	(100,000)	—	—	(100,000)
Dividends paid	(28,762)	(100,000)	100,000	(28,762)
Other	1,391	(12,315)	9,157	(1,767)

Cash provided by (used in) financing activities	(24,008)	(656,230)	276,942	(403,296)

Net cash provided by discontinued operations	—	—	56,460	56,460

Effect of exchange rate changes on cash	—	—	5,906	5,906

Net decrease in cash and cash equivalents	(24,497)	(89,939)	(256,218)	(370,654)
Cash and cash equivalents at beginning of year	64,247	101,333	300,884	466,464

Cash and cash equivalents at end of year	$39,750	$11,394	$44,666	$95,810

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(26)	Quarterly Financial Data (Unaudited)
      Quarterly financial data for the years ended December 31, 2004 and 2003 is as follows:

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Total operating revenues	$128,375	$143,619	$137,642	$144,302
Operating income (loss)	(27,109)	(2,293)	(15,270)	33,661
Loss from continuing operations	(38,589)	(16,787)	(29,592)	(78,934)
Net earnings (loss)	(26,701)	(18,587)	334,938	(54,982)
Loss per share from continuing operations(1)	(0.43)	(0.19)	(0.32)	(0.87)
Net earnings (loss) per share(1)	(0.30)	(0.21)	3.72	(0.62)

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Total operating revenues	$123,050	$138,418	$130,633	$139,230
Operating income (loss)	(1,360)	11,535	(1,906)	(34,268)
Earnings (loss) from continuing operations	(3,682)	27,257	(11,456)	(101,328)
Net earnings (loss)	1,214	22,362	(8,134)	(89,750)
Earnings (loss) per share from continuing operations(1)	(0.04)	0.31	(0.13)	(1.16)
Net earnings (loss) per share(1)	0.01	0.26	(0.10)	(1.03)

(1)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share does not necessarily equal the total for the year.

(27)	Subsequent Events
      (a) On January 18, 2005, the Company paid a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock as declared by the Board of Directors to holders of record on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share paid on the Company’s Class A and Class B Common Stock on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. Following the special dividends in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including the DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock.
      (b) On January 26, 2005, the Company issued 105,500 DSU’s and on March 14, 2005, the Company issued 20,000 DSU’s that vest in 25% increments on each annual anniversary date with immediate vesting upon: a change in control as defined in the agreement, retirement (with certain restrictions), death or permanent disability. These DSU’s will be expensed ratably over the vesting period.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (c) On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provides for $50.0 million to be paid to the Company. The settlement, which is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, is also subject to court approval. Hollinger Inc. and several other insureds under the insurance policies have challenged the funding of the settlement by the insurers and have commenced applications in the Ontario Superior Court of Justice for this purpose.
      (d) In May 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders largely from the proceeds of the CanWest Exchange Offer. See Note 5. Approximately 13% (or $12.0 million) of this dividend was paid to the minority unitholders.