Form 10-Q
period 2005-03-31
HOLLINGER INTERNATIONAL INC
filed 2005-12-13
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2005

Class A Common Stock par value $.01 per share	75,687,055 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

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
      The Company previously made public its need to review the Special Committee’s final report before it could complete its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 (collectively, the “2004 10-Qs”). The Company filed its 2003 10-K on January 18, 2005, its 2004 10-Qs on May 19-20, 2005 and its Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) on November 3, 2005.
      The completion of the 2004 10-Qs and 2004 10-K required the diversion of a significant amount of resources from the completion of the Company’s consolidated interim financial statements for 2005 and resulted in a delay in the filing of the Company’s 2005 Quarterly Reports on Form 10-Q.

INDEX
HOLLINGER INTERNATIONAL INC.

FORWARD-LOOKING STATEMENTS
      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. (“RMI”) and certain related entities and related matters;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the SEC and other government agencies in the United States and Canada principally of matters identified in the Report;

•	the resolution of certain United States and foreign tax matters;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	the effects of changing costs or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

•	changes in laws or regulations, including changes that affect the way business entities are taxed; and

•	changes in accounting principles or in the way such principles are applied.
      The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” in the Company’s 2004 10-K.
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
For the Three Months Ended March 31, 2005 and 2004
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating revenue:
Advertising	$100,457	$98,532
Circulation	25,431	24,518
Job printing	4,185	3,884
Other	1,308	1,441

Total operating revenue	131,381	128,375

Operating costs and expenses:
Newsprint	18,300	18,947
Compensation	59,415	60,441
Other operating costs	59,351	68,191
Depreciation	5,261	5,171
Amortization	2,652	2,734

Total operating costs and expenses	144,979	155,484

Operating loss	(13,598)	(27,109)

Other income (expense):
Interest income (expense)	(258)	4,284
Amortization of deferred financing costs	(7)	(372)
Interest and dividend income	5,077	4,082
Other income (expense), net	(395)	(4,822)

Total other income (expense)	4,417	3,172

Loss from continuing operations before income taxes and minority interest	(9,181)	(23,937)
Income taxes	8,877	10,018
Minority interest	451	446

Loss from continuing operations	(18,509)	(34,401)

Discontinued operations (net of income taxes)	—	7,700

Net loss	$(18,509)	$(26,701)

Basic and diluted earnings (loss) per share:
Weighted average shares outstanding	90,857	89,013

Loss from continuing operations	$(0.20)	$(0.39)
Discontinued operations	—	0.09

Net loss	$(0.20)	$(0.30)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Net loss	$(18,509)	$(26,701)
Other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(1,569)	(23)
Adjustment of minimum pension liability, net of income taxes	24	(1,131)
Foreign currency translation adjustment	1,883	12,232

Comprehensive loss	$(18,171)	$(15,623)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(Amounts in thousands, except share data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,645	$395,926
Short-term investments	44,300	532,050
Accounts receivable, net of allowance for doubtful accounts of $12,843 in 2005 and $13,187 in 2004	95,297	99,490
Inventories	11,975	12,319
Escrow deposits and restricted cash	5,788	5,789
Other current assets	11,729	16,642

Total current assets	353,734	1,062,216
Loan to affiliates	26,364	25,457
Investments	30,556	33,184
Property, plant and equipment, net of accumulated depreciation of $129,533 in 2005 and $124,393 in 2004	206,414	209,303
Intangible assets, net of accumulated amortization of $35,982 in 2005 and $34,894 in 2004	100,250	101,339
Goodwill	185,426	185,779
Prepaid pension benefit	94,887	94,541
Other assets	27,644	27,079

Total assets	$1,025,275	$1,738,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$7,204	$12,305
Accounts payable and accrued expenses	134,041	146,265
Dividends payable	4,534	231,226
Amounts due to related parties	8,030	8,173
Income taxes payable and other tax liabilities	514,751	689,728
Deferred revenue	16,636	15,504

Total current liabilities	685,196	1,103,201
Long-term debt, less current installments	1,942	2,053
Deferred income taxes and other tax liabilities	346,834	348,867
Other liabilities	103,246	102,746

Total liabilities	1,137,218	1,556,867

Minority interest	30,151	29,845

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 shares issued and 75,687,055 shares outstanding at March 31, 2005 and December 31, 2004	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	150	150
Additional paid-in capital	492,785	492,329
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	37,952	36,069
Unrealized gain on marketable securities	1,774	3,343
Minimum pension liability adjustment	(17,932)	(17,956)
Accumulated deficit	(508,894)	(213,820)

	6,715	300,995
Class A common stock in treasury, at cost — 12,320,967 shares at March 31, 2005 and December 31, 2004	(148,809)	(148,809)

Total stockholders’ equity (deficit)	(142,094)	152,186

Total liabilities and stockholders’ equity (deficit)	$1,025,275	$1,738,898

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2005
(Amounts in thousands)
(Unaudited)

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income	Deficit	Stock	Total

Balance at December 31, 2004	$1,030	$492,329	$21,456	$(213,820)	$(148,809)	$152,186
Dividends declared, payable in cash — Class A and Class B, $3.05 per share	—	—	—	(276,565)	—	(276,565)
Stock-based compensation	—	456	—	—	—	456
Minimum pension liability adjustment	—	—	24	—	—	24
Translation adjustments	—	—	1,883	—	—	1,883
Change in unrealized gain on securities, net	—	—	(1,569)	—	—	(1,569)
Net loss	—	—	—	(18,509)	—	(18,509)

Balance at March 31, 2005	$1,030	$492,785	$21,794	$(508,894)	$(148,809)	$(142,094)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Cash Flows From Continuing Operating Activities:
Net loss	$(18,509)	$(26,701)
Earnings from discontinued operations	—	(7,700)

Loss from continuing operations	(18,509)	(34,401)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	7,913	7,905
Amortization of deferred financing costs	7	372
Minority interest	451	446
Gain on sales of property, plant and equipment	—	(245)
Non-cash interest income	—	(2,362)
Non-cash portion of foreign currency loss, net	—	4,845
Write-down of investments	183	—
Equity in losses of affiliates, net of dividends received	458	750
Other	(766)	(8,856)
Changes in working capital accounts, net	(173,922)	83,215

Cash provided by (used in) continuing operating activities	(184,185)	51,669

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(2,440)	(2,365)
Purchase of investments and other non-current assets	(2,506)	(7,732)
Change in short-term investments, net	487,750	2,800
Proceeds on disposal of investments and other assets	—	274
Proceeds from sales of property, plant and equipment	—	2,171

Cash provided by (used in) investing activities	482,804	(4,852)

Cash Flows From Financing Activities:
Repayment of debt	(5,201)	(736)
Proceeds from issuance of equity securities	—	22,254
Changes in borrowings with related parties	(916)	726
Dividends paid	(503,257)	(4,473)

Cash provided by (used in) financing activities	(509,374)	17,771

Net cash used in discontinued operations	—	(36,582)

Effect of exchange rate changes on cash	(526)	(130)

Net increase (decrease) in cash and cash equivalents	(211,281)	27,876
Cash and cash equivalents at beginning of period	395,926	66,589

Cash and cash equivalents at end of period	$184,645	$94,465

Cash paid during the period for:
Interest	$248	$305

Taxes	$181,922	$693

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
      Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on November 3, 2005 (the “2004 10-K”).

Note 2 —	Principles of Presentation and Consolidation
      At March 31, 2005, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 17.4% of the combined equity and approximately 66.8% of the combined voting power of the outstanding common stock of the Company. Due to matters discussed in the 2004 10-K, particularly under “Risk Factors,” Hollinger Inc. is not able to exercise control over the Company.
      The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. At March 31, 2005, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was approximately 87%.
      All significant intercompany balances and transactions have been eliminated in consolidation. See Note 5 for a discussion of revisions in the 2004 financial statements related to discontinued operations.
      On March 31, 2005, the Company notified the SEC of the termination of the registration of the 9% Senior Notes under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of the Company’s duty to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934 in respect of the 9% Senior Notes. Accordingly, the Company is no longer providing supplemental condensed consolidating financial information.
      Certain amounts in the 2004 financial statements have been reclassified to conform with the current year presentation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 3 —	Stock-Based Compensation
      The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements.
      Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s loss from continuing operations and loss from continuing operations per share would have been adjusted to the pro forma amounts indicated in the following table:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except per
	share amounts)
Loss from continuing operations, as reported	$(18,509)	$(34,401)
Add: stock-based compensation expense, as reported	456	4,534
Deduct: pro forma stock-based compensation expense	(662)	(1,458)

Pro forma loss from continuing operations	$(18,715)	$(31,325)

Basic loss from continuing operations per share, as reported	$(0.20)	$(0.39)
Diluted loss from continuing operations per share, as reported	$(0.20)	$(0.39)
Pro forma basic loss from continuing operations per share	$(0.21)	$(0.35)
Pro forma diluted loss from continuing operations per share	$(0.21)	$(0.35)
      As the Company has not granted any new stock options during 2004 or 2005, the expense recognized represents the variable expense of stock options modified in prior periods and the amortization of deferred stock units over the vesting period.
      On January 14, 2004, the Company issued 68,494 Deferred Stock Units (“DSU’s”) pursuant to the 1999 Stock Incentive Plan. Each DSU is convertible into one share of Class A Common Stock upon the earliest to occur of (i) the grantee’s resignation from the Company or termination of employment, (ii) the date falling one business day before the date of any change in control, as defined, or (iii) the death of the grantee. The value of the DSU’s on the date of issuance ($1.1 million) was recognized as employee compensation expense with an increase to additional paid-in capital. The DSU’s are reflected in the basic earnings per share computation upon vesting (immediately for all DSU’s issued in 2004). On January 26, 2005, the Company issued 105,500 DSU’s and on March 14, 2005, the Company issued 20,000 DSU’s that vest in 25% increments on each anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); or death or permanent disability. These DSU’s, with a fair value on the dates granted of approximately $1.8 million, will be expensed over the vesting period or through the grantee’s eligible retirement date, if shorter. In addition, the Company plans to issue 100,764 DSU’s in January 2006 pursuant to an employment contract covering the year ending December 31, 2005, and is ratably expensing these DSU’s with an estimated fair value of approximately $1.0 million and expensed approximately $0.1 million in the first quarter of 2005 related to 12,424 DSU’s pursuant to this contract which are unconditionally issuable in November 2005.
      On December 16, 2004, from the proceeds of the sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”), the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
second special dividend of $3.00 per share on the Company’s Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. Following the special dividends paid in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. As a result, DSU’s increased from 262,488 to 355,543 units and the number of shares potentially issuable pursuant to outstanding options increased from approximately 3.2 million shares before the adjustment, to approximately 4.6 million shares after the adjustment.
      Effective May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company again becomes current with its reporting obligations under the Securities Exchange Act of 1934 and the Company’s registration statement with respect to these shares becomes effective (the “Suspension Period”). The suspension does not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that were exercisable on the date of termination. If the employment of a participant is terminated during the Suspension Period, the Company will extend the 30-day exercise period to provide participants with 30 days after the conclusion of the Suspension Period to exercise vested options. The extension of the exercise period constitutes a modification of the awards, but does not affect, or extend, the contractual life of the options.

Note 4 —	Earnings (Loss) Per Share
      Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share due to the anti-dilutive effect (i.e. the effect of reducing basic loss per share) or immaterial effect of the Company’s stock options.
      The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share from continuing operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(18,509)	90,857	$(0.20)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(18,509)	90,857	$(0.20)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended March 31, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(34,401)	89,013	$(0.39)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(34,401)	89,013	$(0.39)

      The effect of stock options has been excluded from the calculations because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of stock options at March 31, 2005 and 2004, was approximately 4.6 million and 5.7 million, respectively.

Note 5 —	Segment Information and Discontinued Operations
      The Company operates principally in the business of publishing, printing and distributing newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Sun-Times News Group (previously the Chicago Group) includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger L.P. The Company completed the sale of the Telegraph Group on July 30, 2004 and The Jerusalem Post, The Jerusalem Report and related publications (collectively, the “JP”) on December 15, 2004. The Telegraph Group comprised substantially all of the operations of the U.K. Newspaper Group and the JP represented substantially all of the assets and operations of the Community Group. The remainder of the U.K. Newspaper Group, consisting largely of the holding companies which held investments in the Telegraph Group, and the former Community Group are now included with the Investment and Corporate Group. The accompanying condensed consolidated financial statements for the three month period ended March 31, 2004 have been revised to reflect the Telegraph Group and JP as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      The following is a summary of the segmented financial data of the Company:

	Three Months Ended March 31, 2005

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Revenue	$109,383	$21,998	$—	$131,381
Depreciation and amortization	$7,169	$565	$179	$7,913
Operating income (loss)	$8,138	$1,142	$(22,878)	$(13,598)
Equity in earnings (loss) of affiliates	$(539)	$237	$—	$(302)
Total assets	$516,435	$339,957	$168,883	$1,025,275
Capital expenditures	$1,941	$336	$163	$2,440

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended March 31, 2004

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group(1)	Total

	(In thousands)
Revenue	$108,771	$19,604	$—	$128,375
Depreciation and amortization	$7,435	$456	$14	$7,905
Operating income (loss)	$5,042	$(1,351)	$(30,800)	$(27,109)
Equity in earnings (loss) of affiliates	$(454)	$190	$(350)	$(614)
Total assets(1)	$535,865	$266,928	$1,022,899	$1,825,692
Capital expenditures	$1,732	$518	$115	$2,365

(1)	Total assets includes $668,638 of assets of operations to be disposed of.

Note 6 —	Other Operating Costs
      Included in “Other Operating Costs” are the following items that the Company believes may make meaningful comparisons of results between reporting periods difficult based on their nature, magnitude and infrequency.

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Special Committee and related costs(1)	$12,012	$21,012
Management fees	—	300
Aircraft costs	—	367
Restitution and settlement costs — circulation matters(2)	—	2,880
Gain on sales of property, plant and equipment	—	245

	$12,012	$24,804

(1)	The Company has incurred costs related to the Special Committee process and investigation, and various litigation and government investigations that have resulted from the Special Committee process and investigation. These are explained more fully in Note 8.

(2)	On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded pre-tax charges of $2.9 million in the first quarter of 2004 in addition to $24.1 million recorded in the year ended December 31, 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 7 —	Other Income (Expense), Net

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Equity in losses of affiliates	$(302)	$(614)
Write-down of investments	(183)	—
Foreign currency gain (loss), net(1)	131	(4,485)
Other	(41)	277

	$(395)	$(4,822)

(1)	The foreign currency impact of a special purpose participation trust, which held debentures issued by CanWest Global Communications Corp. and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar, amounted to a loss of approximately $4.8 million in the first quarter of 2004. The trust was dissolved in November 2004.

Note 8 —	Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors
      The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Lord Conrad M. Black of Crossharbour (“Black”), F. David Radler (“Radler”) and others are reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. See Note 6. These costs primarily consist of legal and other professional fees as summarized in the following table.

	Three Months Ended
	March 31,		Incurred Since
			Inception through
	2005	2004	March 31, 2005(4)

	(In thousands)
Special Committee’s work(1)	$6,699	$9,814	$40,376
Litigation costs(2)	1,306	8,144	18,274
Indemnification fees and costs(3)	4,007	3,054	23,633

	$12,012	$21,012	$82,283

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, the Company believes Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings. Recoverability of such amounts is uncertain and has not been recognized. Through March 31, 2005, the Company has paid or accrued approximately $7.2 million on behalf of Black.

Note 9 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,

	2005	2004	2005	2004

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$539	$474	$29	$24
Interest cost	4,548	4,476	356	338
Expected return on plan assets	(5,547)	(5,085)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	47	18	—	—
Amortization of net (gain) loss	814	1,285	(46)	(65)

Net periodic benefit cost	$429	$1,196	$339	$297

(b)	Employer Contributions

Defined Benefit Plans
      During the first quarter of 2005, $0.7 million of contributions have been made to both domestic and foreign defined benefit plans, all in cash. The Company contributed a total of $4.8 million to fund its defined benefit pension plans in 2004 and expects to contribute approximately $5.5 million in 2005.

Defined Contribution Plans
      During the first quarter of 2005, $0.2 million of contributions have been made to the Company’s defined contribution benefit plans, all in cash. The Company contributed approximately $2.5 million to its domestic and foreign defined contribution plans in 2004 and expects to contribute approximately $3.0 million in 2005.

Post-Retirement Plans
      During the first quarter of 2005, $0.6 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed a total of $2.2 million to fund its post-retirement plans in 2004 and expects to contribute approximately $2.3 million in 2005.

Note 10 —	Commitments and Contingencies
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      As discussed in Note 8, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed discussion of these legal proceedings, see “Item 3 — Legal Proceedings” of the Company’s 2004 10-K.
      In connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations. At March 31, 2005, letters of credit in the amount of $6.9 million were outstanding.

Note 11 —	Subsequent Events
      On April 20, 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders of record on May 3, 2005. Approximately 13% (or $11.9 million) of this dividend was paid to the minority unitholders on May 9, 2005.
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
      On May 13, 2005, Black commenced a lawsuit against the Company in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred by one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by the SEC against Black and others.
      On December 7, 2005, the Company entered into a settlement with Torys LLP, under which Torys will pay the Company approximately $30.3 million to settle the Company’s potential claims against Torys. Under the terms of the agreement, Torys is required to make the payment to the Company before December 31, 2005.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
OVERVIEW
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Sun-Times News Group (previously the Chicago Group) and the Canadian Newspaper Group. The Sun-Times News Group represented approximately 83% of the Company’s revenue for the three months ended March 31, 2005 and includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which is held through the Company’s approximately 87% interest in Hollinger L.P.
      The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest and the fourth quarter being the highest. The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 76% of the Company’s consolidated revenue for the three months ended March 31, 2005. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level, and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.
      Approximately 19% of the Company’s revenue for the three months ended March 31, 2005 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.
      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 41% of the Company’s total operating costs for the three months ended March 31, 2005. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 13% of the Company’s total operating costs for the three months ended March 31, 2005. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption.
RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2005
      The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. See Note 8 to the condensed consolidated financial statements.
      On December 16, 2004, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share on the Company’s Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. Following the special dividends in 2005, the outstanding grants under the Company’s stock incentive plans have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. On each of December 16, 2004, March 31, 2005, June 23, 2005 and September 22, 2005, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share on the Company’s Class A and

Class B Common Stock which were paid on January 18, 2005, April 20, 2005, July 15, 2005 and October 17, 2005, respectively.
      On April 20, 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders of record on May 3, 2005. Approximately 13%, or $11.9 million, of this dividend was paid to the minority unitholders on May 9, 2005.
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
      On May 13, 2005, Black commenced a lawsuit against the Company in Delaware Chancery Court seeking reimbursement of approximately $6.8 million in legal fees and expenses allegedly incurred by one law firm representing Black in connection with investigations by the U.S. Department of Justice and the SEC, as well as in connection with a civil fraud lawsuit initiated by the SEC against Black and others.
      On December 7, 2005, the Company entered into a settlement with Torys LLP, under which Torys will pay the Company approximately $30.3 million to settle the Company’s potential claims against Torys. Under the terms of the agreement, Torys is required to make the payment to the Company before December 31, 2005.

Critical Accounting Policies and Estimates
      The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. There have been no significant changes in the Company’s critical accounting policies and estimates in the three-month period ended March 31, 2005. For a discussion of these policies and estimates, refer to the Company’s 2004 10-K.
CONSOLIDATED RESULTS OF OPERATIONS

General
      During July 2004 and December 2004, respectively, the Company sold The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”) and The Jerusalem Post, The Jerusalem Report and related publications (collectively the “JP”). In this quarterly report, the Telegraph Group and JP are reported as discontinued operations. All amounts relate to continuing operations unless otherwise noted. See Note 5 to the condensed consolidated financial statements.

Loss from Continuing Operations
      Loss from continuing operations in the first quarter of 2005 amounted to $18.5 million, or a loss of $0.20 per share compared to a loss of $34.4 million in the first quarter of 2004, or a loss of $0.39 per share. During the three-month periods ended March 31, 2005 and 2004, the Company incurred costs of $12.0 million and $21.0 million, respectively, with respect to the Special Committee and its investigation and related litigation. Special Committee costs include: 1) costs and expenses arising from the Special Committee’s work;

2) legal and professional fees to defend the Company in litigation as a result of the Special Committee’s investigation; and 3) costs the Company has been required to advance to indemnified parties. See Note 8 to the condensed consolidated financial statements. In addition, the Company recognized $2.9 million in circulation restitution expenses in the first quarter of 2004, which did not reoccur.

Operating Revenue and Operating Loss
      Operating revenue and operating loss in the first quarter of 2005 were $131.4 million and $13.6 million, respectively, compared with operating revenue of $128.4 million and an operating loss of $27.1 million in the first quarter of 2004. The increase in operating revenue of $3.0 million over the prior year is principally a reflection of a $1.1 million increase in circulation revenue at the Sun-Times News Group due to a single copy price increase for the Chicago Sun-Times in April 2004 and an increase in advertising revenue in the Canadian Newspaper Group of $2.3 million, including the effect of favorable exchange rates of approximately $1.2 million. The $13.5 million decrease in operating loss in the first quarter of 2005 is primarily due to a decrease in the above referenced costs incurred with respect to the Special Committee of $9.0 million, a $4.1 million decrease in stock-based compensation expense and the increase in operating revenue mentioned above, partially offset by increases in wages and benefits at the Sun-Times News Group of approximately $1.6 million and the Investment and Corporate Group of approximately $1.9 million.

Operating Costs and Expenses
      Total operating costs and expenses decreased by $10.5 million to $145.0 million for the three months ended March 31, 2005 from $155.5 million for the same period in 2004. The decrease is primarily related to the $9.0 million decrease in costs incurred with respect to the Special Committee and a decrease in overall compensation costs of $1.0 million. Newsprint decreased by $0.6 million due to 12% lower consumption, partially offset by a 10% increase in average cost per tonne. Other operating costs increased by approximately $0.2 million, excluding the effect of the Special Committee costs, reflecting an increase in insurance costs, primarily directors and officers liability, of $2.5 million and increases in legal and professional fees of $0.6 million, largely offset by a $2.9 million decrease in circulation restitution expense in the Sun-Times News Group.

Other Income (Expense)
      Interest expense was $0.3 million for the three months ended March 31, 2005 as compared to interest income of $4.3 million in 2004. The change in interest income (expense) of $4.5 million was due to interest income of $9.3 million due to a favorable mark-to-market adjustment on interest rate swaps related to the 9% Senior Notes in 2004, partially offset by a decrease in interest expense of $4.7 million in 2005. Excluding the mark-to-market adjustment, the decline in interest expense reflects the repayment of substantially all of the Company’s debt in the third quarter of 2004.
      Interest and dividend income for the three months ended March 31, 2005 was $5.1 million compared with $4.1 million for the same period in 2004. This increase of $1.0 million is largely due to cash invested from the sale of the Telegraph Group, which increased interest income by approximately $3.5 million in the three months ended March 31, 2005, partially offset by a reduction of $2.3 million in interest income in respect of CanWest Global Communications Corp. (“CanWest”) debentures liquidated in the fourth quarter of 2004.
      Other income (expense), net, in the first quarter of 2005 improved by $4.4 million to an expense of $0.4 million from an expense of $4.8 million in the same period in 2004, primarily due to a reduction in foreign currency losses of $4.6 million. The decrease in foreign currency losses was largely due to a $4.8 million loss related to a special purpose participation trust, which held debentures issued by CanWest and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar, in the first quarter of 2004. The trust was liquidated in the fourth quarter of 2004.
      Income taxes were $8.9 million and $10.0 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional interest the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $12.1 million and $10.0 million for the three months ended March 31, 2005 and 2004, respectively.
      Minority interest was approximately flat in the first quarter of 2005 compared to the first quarter of 2004. Minority interest primarily represents the minority share of net earnings of Hollinger L.P.
SEGMENT RESULTS
      The Company divides its business into three principal segments: the Sun-Times News Group, the Canadian Newspaper Group, and the Investment and Corporate Group.
      Following is a discussion of the results of operations of the Company by operating segment.

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Operating revenue:
Sun-Times News Group	$109,383	$108,771
Canadian Newspaper Group	21,998	19,604
Investment and Corporate Group	—	—

Total operating revenue	$131,381	$128,375

Operating income (loss):
Sun-Times News Group	$8,138	$5,042
Canadian Newspaper Group	1,142	(1,351)
Investment and Corporate Group	(22,878)	(30,800)

Total operating loss	$(13,598)	$(27,109)

Operating revenue:
Sun-Times News Group	83.3%	84.7%
Canadian Newspaper Group	16.7%	15.3%
Investment and Corporate Group	0.0%	0.0%

Total operating revenue	100.0%	100.0%

Operating income (loss) margin:
Sun-Times News Group	7.4%	4.6%

Canadian Newspaper Group	5.2%	(6.9)%

Total operating loss margin	(10.4)%	(21.1)%

Sun-Times News Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Operating revenue:
Advertising	$83,962	$84,334
Circulation	22,688	21,618
Job printing and other	2,733	2,819

Total operating revenue	109,383	108,771

Operating costs and expenses:
Newsprint	16,459	17,220
Compensation	45,165	43,580
Other operating costs	32,452	35,494
Depreciation	4,517	4,701
Amortization	2,652	2,734

Total operating costs and expenses	101,245	103,729

Operating income	$8,138	$5,042

      Advertising revenue was $84.0 million in the first quarter of 2005 compared with $84.3 million in the first quarter of 2004. The $0.4 million decrease in advertising revenue for the three months ended March 31, 2005 primarily reflects decreases in classified advertising and retail advertising, partially offset by an increase in national advertising.
      Circulation revenue increased by approximately $1.1 million to $22.7 million for the three months ended March 31, 2005 from $21.6 million for the three months ended March 31, 2004, largely due to the increase in the single copy price of the Chicago Sun-Times from $0.35 to $0.50 in April 2004, partially offset by declines in circulation volume.
      Newsprint expense in the first quarter of 2005 was $16.5 million compared with $17.2 million in the first quarter of 2004. Total newsprint consumption for the three month period ended March 31, 2005 decreased approximately 13%, with the average cost per tonne of newsprint approximately 10% higher in the quarter. Suppliers instituted two newsprint increases of approximately $25.00 per tonne during the second and fourth quarter of 2004.
      Compensation costs increased $1.6 million to $45.2 million in the first quarter of 2005 from $43.6 million in the first quarter of 2004 largely due to an increase in benefit costs of $0.9 million in the first quarter of 2005 compared to the same period in 2004.
      Other operating costs were $32.5 million and $35.5 million for the three months ended March 31, 2005 and 2004, respectively. The $3.0 million decrease in other operating costs for the quarter was largely due to a $2.9 million circulation restitution expense recorded in the first quarter of 2004. In addition, distribution expense increases were slightly more than offset by marketing expense decreases.
      Depreciation and amortization expense in the first quarter of 2005 was $7.2 million compared with $7.4 million in 2004. The decrease in depreciation and amortization expense reflects assets that became fully depreciated in 2004.
      Operating income in the first quarter of 2005 totaled $8.1 million compared with $5.0 million in 2004, an increase of $3.1 million. The increase largely reflects the circulation restitution expense recorded in 2004 of $2.9 million, with offsetting items in revenue and operating costs.

Canadian Newspaper Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Operating revenue:
Advertising	$16,495	$14,198
Circulation	2,743	2,900
Job printing and other	2,760	2,506

Total operating revenue	21,998	19,604

Operating costs and expenses:
Newsprint	1,841	1,727
Compensation	10,533	10,921
Other operating costs	7,917	7,851
Depreciation	565	456

Total operating costs and expenses	20,856	20,955

Operating income (loss)	$1,142	$(1,351)

      Operating revenue in the Canadian Newspaper Group in the first quarter of 2005 was $22.0 million compared with $19.6 million in 2004. The increase of $2.4 million for the first quarter primarily reflects increased advertising revenue of $2.3 million. Excluding the effect of exchange rates, advertising revenue increased approximately $1.1 million as compared to 2004 reflecting the growth of the Canadian economy in general.
      The operating income of the Canadian Newspaper Group was $1.1 million in the first quarter of 2005 compared with an operating loss of $1.4 million in 2004. Total operating costs and expenses decreased approximately $0.1 million. Newsprint consumption remained relatively constant between the first quarter of 2005 and 2004, however, the cost per tonne increased approximately 6% which resulted in an increase in newsprint expense of approximately $0.1 million. Compensation costs decreased approximately $0.4 million due to a $0.7 million decline in pension and post-retirement expense, from $0.9 million in 2004 to $0.2 million in 2005. The pension expense largely relates to liabilities to retired employees not assumed by the purchasers of the related businesses in prior years. Other operating costs were largely comparable between periods. Excluding the effect of exchange rates, total operating costs and expenses decreased approximately $1.6 million, largely due to lower compensation costs of approximately $1.1 million.

Investment and Corporate Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Operating costs and expenses:
Compensation	3,717	5,940
Other operating costs	18,982	24,846
Depreciation	179	14

Total operating costs and expenses	22,878	30,800

Operating loss	$(22,878)	$(30,800)

      Operating costs and expenses of the Investment and Corporate Group were $22.9 million in the first quarter of 2005 compared with $30.8 million in 2004, a decrease of $7.9 million. The decrease in operating costs and expenses in the quarter is largely a result of the $9.0 million decrease related to the Special Committee investigation and a decrease in stock-based compensation expense of $4.1 million, partially offset by higher wages and benefits of approximately $1.9 million, higher director and officer liability insurance of $2.7 million, and increases in other legal and professional fees of $0.4 million. The increase in wages and benefits is reflective of the transition of the finance function from Toronto to Chicago, resulting in duplicative costs into the second quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
      The Company is a holding company and its assets consist primarily of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its United States and foreign subsidiaries through dividends, intercompany advances, and other payments. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company in the event of liquidation or reorganization will be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.
      The Company is heavily dependent upon the Sun-Times News Group for cash flow. That cash flow in turn is dependent on the Sun-Times News Group’s ability to sell advertising in its market. The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions.
      The Company repaid the remaining $5.1 million of its 8.625% Senior Notes, due 2005 (“8.625% Senior Notes”), upon their maturity in March 2005.
      The following table outlines the Company’s cash and cash equivalents, short-term investment and debt positions as of the dates indicated.

	March 31,	December 31,
	2005	2004

	(In thousands)
Cash and cash equivalents	$184,645	$395,926
Short-term investments	44,300	532,050

Total cash and cash equivalents and short-term investments	$228,945	$927,976

8.625% Senior Notes	$—	$5,082
9% Senior Notes due 2010	6,000	6,000
Other debt	3,146	3,276

Total debt	$9,146	$14,358

      Cash and cash equivalents and short-term investments decreased $699.0 million to $229.0 million at March 31, 2005 from $928.0 million at December 31, 2004. This decrease was primarily the result of dividend payments of approximately $503.3 million and tax payments of $181.9 million. The dividend payments include the special dividends declared in both 2005 and 2004, in addition to the regular quarterly dividend. The tax payments of $181.9 million were largely the result of taxes on the gain on sale of the Telegraph Group.
      On April 20, 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders of record on May 3, 2005. On May 9, 2005, approximately 13% (or $11.9 million) of this dividend was paid to the minority unitholders.

      The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2005	2004

	(In thousands)
Classified as current liabilities	$514,751	$689,728
Classified as non-current liabilities	346,834	348,867

	$861,585	$1,038,595

      There may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals, included in the amounts listed above, reflect additional interest and penalties that may become payable in respect to the contingent liabilities.
      A substantial portion of the accruals to cover contingent liabilities for income taxes relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, that may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest from the dates such taxes would have been paid had the deductions not been taken, and the Company may be subject to penalties. The timing and amounts of any payments the Company may be required to make are uncertain.
      The Company is currently involved in several legal actions as both plaintiff and defendant. These actions are in various stages and it is not yet possible to determine their ultimate outcome. At this time the Company cannot estimate the impact these actions and the related legal and other fees may have on its future cash position.
      Discussions are underway for a new credit facility to be used for general corporate purposes and to provide continued liquidity. Based on responses to date and historical access to bank and bond markets, the Company expects that it can complete a financing to meet its needs in the event those needs exceed currently available liquidity.

Cash Flows and Working Capital
      Working capital consists of current assets less current liabilities. At March 31, 2005, working capital, excluding debt obligations and restricted cash and escrow deposits, was a deficiency of $330.0 million compared to a deficiency of $34.5 million at December 31, 2004. The $295.6 million increased deficiency is primarily due to the declaration and payment of the second special dividend of $272.0 million.
      Cash used in continuing operating activities was $184.2 million for the three months ended March 31, 2005, compared with $51.7 million provided by continuing operating activities for the period ended March 31, 2004. The use of cash as reflected in changes in working capital accounts, net, of $173.9 million for the first quarter of 2005 is largely due to a decrease in income taxes payable of $175.0 million, reflecting $181.9 million in payments in the first quarter of 2005, and lower accounts payable and accrued expenses of $12.2 million, partially offset by decreases in accounts receivable and other current assets of $4.2 million and $4.9 million, respectively. During the first quarter of 2004, working capital accounts, net, increased $83.2 million, largely due to an increase in income taxes payable of $42.9 million, an increase in accounts payable and accrued expenses of $14.5 million and a decrease in accounts receivable of $10.8 million. Loss from continuing operations improved by $15.9 million to a loss of $18.5 million in the first quarter of 2005 compared to $34.4 million in the first quarter of 2004.

      Cash provided by investing activities was $482.8 million in 2005 compared with cash used in investing activities of $4.9 million in 2004. The increase of $487.7 million largely reflects an increase in proceeds from the sale of short-term investments of $484.9 million used to fund the special dividends and tax payments.
      Cash used in financing activities was $509.4 million in 2005, compared to $17.8 million provided by financing activities in 2004, an increase of $527.1 million compared to 2004. The period to period change in cash used in financing activities largely reflects the payment of special dividends of $498.7 million in 2005 and cash provided through proceeds from the issuance of stock (from the exercise of stock options) of $22.3 million in 2004, which did not reoccur in 2005.

Debt
      Long-term debt, including the current portion, was $9.1 million at March 31, 2005 compared with $14.4 million at December 31, 2004. On March 15, 2005, the Company retired the $5.1 million of 8.625% Senior Notes upon their maturity.
      On March 31, 2005, the Company notified the SEC of the termination of the registration of the 9% Senior Notes under Section 12(g) of the Securities Exchange Act of 1934 and the suspension of the Company’s duty to file reports under Section 13 and 15(d) of the Securities Exchange Act of 1934 in respect of the 9% Senior Notes. Accordingly, the Company is no longer providing supplemental condensed consolidating financial information.

Capital Expenditures
      The Company does not have material commitments to acquire capital assets and expects its cash on hand and future cash flow provided by its operating subsidiaries to be sufficient to fund its recurring capital expenditures.

Dividends and Other Commitments
      See “Declaration of Special and Regular Dividends” under the caption “Recent Business Developments — Significant Developments in 2005.” The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable dividend expectations.

Off Balance Sheet Arrangements

Commercial Commitments and Contractual Obligations
      In connection with the Company’s insurance program, letters of credits are required to support certain projected workers’ compensation obligations. At March 31, 2005, letters of credit in the amount of $6.9 million were outstanding.
      Set out below is a summary of the amounts due and committed under contractual cash obligations at March 31, 2005 (unless otherwise noted):

		Due in 1 Year	Due Between	Due Between	Due Over
	Total	or Less	1 and 3 Years	4 and 5 Years	5 Years

	(In thousands)
9% Senior Notes(1)	$6,000	$6,000	$—	$—	$—
Other long-term debt	3,146	1,204	1,910	32	—
Operating leases(2)	66,877	5,459	12,280	10,514	38,624

Total contractual cash obligations	$76,023	$12,663	$14,190	$10,546	$38,624

(1)	The Company intends to purchase the remaining outstanding 9% Senior Notes as they become available on the open market. Accordingly, the 9% Senior Notes have been reflected as a “Current Liability” on the accompanying Condensed Consolidated Balance Sheet.

(2)	Commitments as of December 31, 2004.

      In addition to amounts committed under contractual cash obligations, the Company has also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of assets. The Company is also involved in various matters in litigation. For more information on the Company’s contingent obligations, see Notes 8 and 10 to the Company’s condensed consolidated financial statements herein.
Recent Accounting Pronouncements
      In December 2004, the Financial Standards Accounting Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost is to be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R was to be effective as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the compliance date was changed by the SEC such that SFAS 123R is effective at the start of the next fiscal year beginning after June 15, 2005, which is January 1, 2006 for the Company. The Company has not yet determined the impact that SFAS 123R will have on its results of operations and expects to adopt SFAS 123R on January 1, 2006.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Newsprint. Newsprint expense amounted to $18.3 million in the first three months of 2005 and $18.9 million during the same period in 2004. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented newsprint price increases of approximately $25.00 per tonne in each of the second quarter and fourth quarter of 2004. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the three months ended March 31, 2005, a change in the price of newsprint of $50 per tonne would have increased or decreased the loss from continuing operations for the three months ended March 31, 2005 by approximately $0.9 million. The average price per tonne of newsprint was approximately $580 for the three months ended March 31, 2005 versus approximately $530 for the same period in 2004.
      The Company experienced newsprint increases of approximately $30.00 per tonne in June and September 2005, increasing newsprint cost by approximately 10% in 2005.
      Inflation. During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.
      Interest Rates. At March 31, 2005, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

      Foreign Exchange Rates. A portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the three months ended March 31, 2005, a $0.05 change in the Canadian dollar exchange rate would have the following effect on the Company’s reported net loss for the three months ended March 31, 2005:

	Actual Average
	2005 Rate	Increase/Decrease

		(In thousands)
Canada	$0.8151/Cdn.	$(468)
      Reference should be made to “Risk Factors” in the Company’s 2004 10-K for a discussion on the potential impact changes in foreign exchange rates may have related to taxes that may be paid to foreign jurisdictions.

Item 4.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
      As reported in the 2004 10-K, as of December 31, 2004, the Company’s management identified material weaknesses in its internal control over financial reporting relating to 1) an ineffective control environment that did not sufficiently promote effective internal control over financial reporting, 2) ineffectively designed information technology general controls over program development, program changes, computer operations, and access to programs and data, 3) the lack of a formal strategic risk assessment process, 4) ineffective controls over the preparation of interim and year-end financial statements and reconciliation of key accounts, and 5) ineffective policies and procedures relating to the preparation of current and deferred income tax provisions and related balance sheet accounts. Largely as a result of material weaknesses in these areas, management concluded in its 2004 Form 10-K that the Company’s disclosure controls and procedures were ineffective as of December 31, 2004.
      During 2005, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of March 31, 2005, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2005.
      Procedures were undertaken in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
      (b) Changes in Internal Control Over Financial Reporting. During 2005, management has taken the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses described in the Company’s 2004 10-K.
      During the three months ended March 31, 2005:

•	The Company increased the size and capabilities of its tax department.
      During the three months ended June 30, 2005:

•	The Company commenced a comprehensive strategic planning process and related strategic enterprise risk management assessment.
      During the three months ended September 30, 2005:

•	A function dedicated to internal control documentation, testing and implementation was created and staffed. Outside service providers were retained to supplement this function’s capabilities for the remainder of 2005.

•	The Company engaged an outside service provider to staff the internal audit function and to assist in developing, implementing and executing a comprehensive internal audit plan.

•	The Company hired a director of internal control and a manager of financial reporting and began the recruiting process for a vice-president of information technology and a director of internal audit.

•	The Company began a comprehensive analysis of its IT control systems, using an outside service provider, in order to identify and prioritize those controls requiring remediation. Remediation has commenced and will continue into 2006.

•	The Company has engaged an outside service provider to assist in the design and documentation of appropriate tax controls.
      In addition to the above changes in internal control over financial reporting, management believes that inadequate staffing in the accounting, finance and tax departments, which contributed to the material weaknesses described above, will abate with the passage of time in part due to decreasing complexity as a result of the sale of significant components of the Company’s operations, the completion or winding down of investigations, the resolution of certain complex tax matters, the expected simplification of the Company’s corporate structure, and the progression of legal matters into phases that are less time consuming for Company personnel.
      Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The following is a discussion of developments since November 2, 2005 in the legal proceedings the Company has reported in its 2004 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2004 10-K.

Receivership and CCAA Proceedings in Canada involving the Ravelston Entities
      On November 10, 2005, a panel of the Ontario Court of Appeal quashed Black’s appeal of the October 4, 2005 order of the Ontario Superior Court of Justice which had allowed the Receiver, on behalf of Ravelston, to accept service and to voluntarily appear and enter a plea of not guilty in relation to the federal indictment. On November 16, 2005, Black served a motion to stay the Ontario Court of Appeal’s order quashing Black’s appeal, pending an application for leave to appeal to the Supreme Court of Canada. On November 21, 2005, Black served a notice of abandonment, abandoning his stay motion. Immediately after the stay motion was abandoned, the Receiver advised that it had instructed its U.S. criminal counsel to accept service of the federal indictment, and on November 22, 2005, Ravelston entered a not guilty plea.
      On November 21, 2005, the Ontario Superior Court of Justice entered an order that, among other things, permits the Receiver to use Cdn.$9.25 million from the settlement between the Receiver and CanWest in relation to the dispute over the termination of the management services agreement among Ravelston, CanWest and The National Post Company dated November 15, 2000, to fund the costs of the receivership in which the Company had a security interest. As part of the order, the Company was granted a replacement lien on Ravelston’s assets in the amount of Cdn.$9.25 million. This lien is subordinate to certain other liens on Ravelston’s assets, including liens in favor of the Receiver.

Federal Indictment of Ravelston and Former Company Officials
      On November 17, 2005, the federal grand jury in Chicago returned an expanded indictment naming new defendants and adding additional fraud charges. The new defendants named in the expanded indictment are Black, as well as John A. (Jack) Boultbee (“Boultbee”) and Peter Y. Atkinson (“Atkinson”), both of whom are former executive vice presidents of the Company. The new indictment alleges two new fraud schemes in addition to realleging the scheme in the initial indictment. The indictment alleges that, in the first new scheme, defendants fraudulently diverted an additional $51.8 million from the Company’s multibillion-dollar sale of assets to CanWest in 2000. In the second new scheme, the indictment alleges that Black fraudulently misused corporate perquisites. The indictment also alleges that Black, with Boultbee’s assistance, defrauded the Company of millions of dollars in connection with the Company’s renovation of a New York city apartment for Black and Black’s purchase from the Company of another apartment in the same building.
      On November 22, 2005, Ravelston entered a not guilty plea; on November 29, 2005, Mark Kipnis entered a not guilty plea; on December 1, 2005, Black and Atkinson entered not guilty pleas; and on December 7, 2005, Boultbee entered a not guilty plea.

Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.
      On November 30, 2005, the court granted the motions of plaintiffs and Hollinger Inc. for leave to amend their complaints, thus permitting them to add the Company and Hollinger International Publishing Inc. as defendants on plaintiffs’ claims and on Hollinger Inc.’s cross claims. Plaintiffs and Hollinger Inc. filed their amended pleadings on December 1, 2005 and December 2, 2005, respectively.

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

Gordon A. Paris
Chairman and President and
Chief Executive Officer
Date: December 13, 2005

By:	/s/ Gregory A. Stoklosa

Gregory A. Stoklosa
Vice President and Chief Financial Officer
Date: December 13, 2005