Form 10-Q
period 2005-06-30
HOLLINGER INTERNATIONAL INC
filed 2005-12-16
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005

	2005	2004	2005	2004

Operating revenue:
Advertising	$112,543	$112,287	$213,000	$210,819
Circulation	24,897	25,471	50,328	49,989
Job printing	5,055	4,418	9,240	8,302
Other	1,036	1,442	2,344	2,883

Total operating revenue	143,531	143,618	274,912	271,993

Operating costs and expenses:
Newsprint	19,276	19,117	37,576	38,064
Compensation	58,049	60,451	117,464	120,892
Other operating costs	57,352	58,208	116,703	126,399
Depreciation	5,132	5,181	10,393	10,352
Amortization	3,065	2,954	5,717	5,688

Total operating costs and expenses	142,874	145,911	287,853	301,395

Operating income (loss)	657	(2,293)	(12,941)	(29,402)

Other income (expense):
Interest expense	(284)	(20,186)	(542)	(15,902)
Amortization of deferred financing costs	(6)	(372)	(13)	(744)
Interest and dividend income	2,481	3,799	7,558	7,881
Other income (expense), net	3,245	(8,497)	2,850	(13,319)

Total other income (expense)	5,436	(25,256)	9,853	(22,084)

Earnings (loss) from continuing operations before income taxes and minority interest	6,093	(27,549)	(3,088)	(51,486)
Income tax expense (benefit)	20,497	(7,159)	29,374	2,859
Minority interest	1,138	585	1,589	1,031

Loss from continuing operations	(15,542)	(20,975)	(34,051)	(55,376)

Discontinued operations (net of income taxes)	—	2,388	—	10,088

Net loss	$(15,542)	$(18,587)	$(34,051)	$(45,288)

Basic and diluted earnings (loss) per share:
Weighted average shares outstanding	90,878	90,507	90,868	89,631

Loss from continuing operations	$(0.17)	$(0.23)	$(0.37)	$(0.62)
Discontinued operations	—	0.02	—	0.11

Net loss	$(0.17)	$(0.21)	$(0.37)	$(0.51)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005

	2005	2004	2005	2004

Net loss	$(15,542)	$(18,587)	$(34,051)	$(45,288)
Other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(1,687)	(234)	(3,256)	(257)
Adjustment of minimum pension liability, net of income taxes	63	2,082	87	951
Foreign currency translation adjustment	3,724	3,033	5,607	15,265

Comprehensive loss	$(13,442)	$(13,706)	$(31,613)	$(29,329)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Amounts in thousands, except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,170	$395,926
Short-term investments	69,850	532,050
Accounts receivable, net of allowance for doubtful accounts of $12,741 in 2005 and $13,187 in 2004	100,372	99,490
Inventories	11,924	12,319
Escrow deposits and restricted cash	5,778	5,789
Other current assets	18,247	16,642

Total current assets	332,341	1,062,216
Loan to affiliates	27,304	25,457
Investments	25,810	33,184
Property, plant and equipment, net of accumulated depreciation of $134,299 in 2005 and $124,393 in 2004	206,323	209,303
Intangible assets, net of accumulated amortization of $37,067 in 2005 and $34,894 in 2004	99,160	101,339
Goodwill	185,112	185,779
Prepaid pension benefit	94,377	94,541
Other assets	27,801	27,079

Total assets	$998,228	$1,738,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$6,530	$12,305
Accounts payable and accrued expenses	125,497	146,265
Dividends payable	4,534	231,226
Amounts due to related parties	7,861	8,173
Income taxes payable and other tax liabilities	522,623	689,728
Deferred revenue	17,169	15,504

Total current liabilities	684,214	1,103,201
Long-term debt, less current installments	1,678	2,053
Deferred income taxes and other tax liabilities	349,906	348,867
Other liabilities	103,624	102,746

Total liabilities	1,139,422	1,556,867

Minority interest	18,669	29,845

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 shares issued and 75,687,055 shares outstanding at June 30, 2005 and December 31, 2004	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	150	150
Additional paid-in capital	492,992	492,329
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	41,676	36,069
Unrealized gain on marketable securities	87	3,343
Minimum pension liability adjustment	(17,869)	(17,956)
Accumulated deficit	(528,970)	(213,820)

	(11,054)	300,995
Class A common stock in treasury, at cost — 12,320,967 shares at June 30, 2005 and December 31, 2004	(148,809)	(148,809)

Total stockholders’ equity (deficit)	(159,863)	152,186

Total liabilities and stockholders’ equity (deficit)	$998,228	$1,738,898

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2005
(Amounts in thousands)
(Unaudited)

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income	Deficit	Stock	Total

Balance at December 31, 2004	$1,030	$492,329	$21,456	$(213,820)	$(148,809)	$152,186
Dividends declared, payable in cash — Class A and Class B, $3.10 per share	—	—	—	(281,099)	—	(281,099)
Stock-based compensation	—	663	—	—	—	663
Minimum pension liability adjustment	—	—	87	—	—	87
Foreign currency translation adjustment	—	—	5,607	—	—	5,607
Change in unrealized gain on securities, net	—	—	(3,256)	—	—	(3,256)
Net loss	—	—	—	(34,051)	—	(34,051)

Balance at June 30, 2005	$1,030	$492,992	$23,894	$(528,970)	$(148,809)	$(159,863)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash Flows From Continuing Operating Activities:
Net loss	$(34,051)	$(45,288)
Earnings from discontinued operations	—	(10,088)

Loss from continuing operations	(34,051)	(55,376)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	16,110	16,040
Amortization of deferred financing costs	13	744
Minority interest	1,589	1,031
Gain on sales of property, plant and equipment	(12)	(1,317)
Gain on sale of investments	(2,549)	—
Non-cash interest income	—	(4,167)
Non-cash portion of foreign currency loss, net	—	15,332
Write-down of investments	183	—
Equity in losses of affiliates, net of dividends received	895	1,475
Other	3,474	(1,326)
Changes in working capital accounts, net	(178,112)	19,950

Cash used in continuing operating activities	(192,460)	(7,614)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(7,656)	(7,674)
Purchase of investments and other non-current assets	(5,333)	(8,929)
Change in short-term investments, net	462,200	14,850
Proceeds on disposal of investments and other assets	4,531	666
Proceeds from sales of property, plant and equipment	18	12,540

Cash provided by investing activities	453,760	11,453

Cash Flows From Financing Activities:
Repayment of debt	(6,102)	(2,394)
Changes in escrow deposits and restricted cash	—	(4,264)
Proceeds from issuance of equity securities	—	36,946
Changes in borrowings with related parties	(2,705)	10,569
Dividends paid to minority interest	(11,932)	—
Dividends paid	(507,791)	(9,028)

Cash provided by (used in) financing activities	(528,530)	31,829

Net cash used in discontinued operations	—	(47,630)

Effect of exchange rate changes on cash	(2,526)	(485)

Net decrease in cash and cash equivalents	(269,756)	(12,447)
Cash and cash equivalents at beginning of period	395,926	66,589

Cash and cash equivalents at end of period	$126,170	$54,142

Cash paid during the period for:
Interest	$692	$10,954

Taxes	$183,245	$4,813

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
      At June 30, 2005, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 17.4% of the combined equity and approximately 66.8% of the combined voting power of the outstanding common stock of the Company. Due to matters discussed in the 2004 10-K, particularly “Risk Factors,” Hollinger Inc. is not able to exercise control over the Company.
      The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. At June 30, 2005, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was approximately 87%. Dividends paid to minority unitholders of Hollinger L.P. of $11.9 million in May 2005 were charged to Minority Interest in the Condensed Consolidated Balance Sheet at June 30, 2005.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s loss from continuing operations and loss from continuing operations per share would have been adjusted to the pro forma amounts indicated in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Loss from continuing operations, as reported	$(15,542)	$(20,975)	$(34,051)	$(55,376)
Add: stock-based compensation expense, as reported	207	5,457	663	9,991
Deduct: pro forma stock-based compensation expense	(579)	(2,184)	(1,241)	(3,642)

Pro forma loss from continuing operations	$(15,914)	$(17,702)	$(34,629)	$(49,027)

Basic loss from continuing operations per share, as reported	$(0.17)	$(0.23)	$(0.37)	$(0.62)
Diluted loss from continuing operations per share, as reported	$(0.17)	$(0.23)	$(0.37)	$(0.62)
Pro forma basic loss from continuing operations per share	$(0.18)	$(0.20)	$(0.38)	$(0.55)
Pro forma diluted loss from continuing operations per share	$(0.18)	$(0.20)	$(0.38)	$(0.55)
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
      On December 16, 2004, from the proceeds of the sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”), the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share on the Company’s Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. Following the special dividends paid in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. As a result, DSU’s increased from 262,488 to 355,543 units and the number of shares potentially issuable pursuant to outstanding options increased from approximately 3.2 million shares before the adjustment to approximately 4.6 million shares after the adjustment.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share from continuing operations for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(15,542)	90,878	$(0.17)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(15,542)	90,878	$(0.17)

	Three Months Ended June 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(20,975)	90,507	$(0.23)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(20,975)	90,507	$(0.23)

	Six Months Ended June 30, 2005

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(34,051)	90,868	$(0.37)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(34,051)	90,868	$(0.37)

	Six Months Ended June 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(55,376)	89,631	$(0.62)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(55,376)	89,631	$(0.62)

      The effect of stock options has been excluded from the calculations because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of stock options at June 30, 2005 and 2004, was approximately 4.6 million and 3.2 million, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 5 —	Segment Information and Discontinued Operations
      The Company operates principally in the business of publishing, printing and distributing newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Sun-Times News Group (formerly the Chicago Group) includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger L.P. The Company completed the sale of the Telegraph Group on July 30, 2004 and The Jerusalem Post, The Jerusalem Report and related publications (collectively, the “JP”) on December 15, 2004. The Telegraph Group comprised substantially all of the operations of the U.K. Newspaper Group and the JP represented substantially all of the assets and operations of the Community Group. The remainder of the U.K. Newspaper Group, consisting largely of the holding companies which held investments in the Telegraph Group, and the former Community Group are now included with the Investment and Corporate Group. The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2004 have been revised to reflect the Telegraph Group and JP and discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      The following is a summary of the segmented financial data of the Company:

	Three Months Ended June 30, 2005

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Revenue	$117,718	$25,813	$—	$143,531
Depreciation and amortization	$7,557	$583	$57	$8,197
Operating income (loss)	$17,041	$3,188	$(19,572)	$657
Equity in earnings (loss) of affiliates	$(416)	$155	$—	$(261)

	Three Months Ended June 30, 2004

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Revenue	$120,975	$22,643	$—	$143,618
Depreciation and amortization	$7,497	$476	$162	$8,135
Operating income (loss)	$20,201	$991	$(23,485)	$(2,293)
Equity in earnings (loss) of affiliates	$(407)	$165	$(350)	$(592)

	Six Months Ended June 30, 2005

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Revenue	$227,101	$47,811	$—	$274,912
Depreciation and amortization	$14,726	$1,148	$236	$16,110
Operating income (loss)	$25,179	$4,330	$(42,450)	$(12,941)
Equity in earnings (loss) of affiliates	$(955)	$392	$—	$(563)
Total assets	$521,262	$285,134	$191,832	$998,228
Capital expenditures	$6,619	$807	$230	$7,656

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Six Months Ended June 30, 2004

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group(1)	Total

	(In thousands)
Revenue	$229,746	$42,247	$—	$271,993
Depreciation and amortization	$14,932	$932	$176	$16,040
Operating income (loss)	$25,243	$(360)	$(54,285)	$(29,402)
Equity in earnings (loss) of affiliates	$(861)	$355	$(700)	$(1,206)
Total assets	$536,017	$260,570	$989,844	$1,786,431
Capital expenditures	$6,650	$888	$136	$7,674

(1)	Total assets includes $704,455 of assets of operations to be disposed of.
Note 6 — Other Operating Costs
      Included in “Other Operating Costs” are the following items that the Company believes may make meaningful comparisons of results between reporting periods difficult based on their nature, magnitude and infrequency.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Special Committee and related costs(1)	$10,418	$10,296	$22,430	$31,309
Management fees	—	200	—	500
Aircraft costs	—	135	—	502
Severance expenses	2	981	117	981
Restitution and settlement costs — circulation matters(2)	—	—	—	2,880

	$10,420	$11,612	$22,547	$36,172

(1)	The Company has incurred costs related to the Special Committee process and investigation, and various litigation and government investigations that have resulted from the Special Committee process and investigation. These are explained more fully in Note 8.

(2)	On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded pre-tax charges of $2.9 million in the first quarter of 2004 in addition to $24.1 million recorded in the year ended December 31, 2003.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 7 —	Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Equity in losses of affiliates	$(261)	$(592)	$(563)	$(1,206)
Net gain on sale of non-operating property, plant and equipment	—	1,127	—	1,127
Write-down of investments	—	—	(183)	—
Settlement with former officer and director	—	1,718	—	1,718
Gain on sale of investments	2,549	—	2,549	—
Foreign currency gain (loss), net(1)	840	(10,699)	971	(15,184)
Other	117	(51)	76	226

	$3,245	$(8,497)	$2,850	$(13,319)

(1)	The foreign currency impact of a special purpose participation trust, which held debentures issued by CanWest Global Communications Corp. and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar, amounted to a loss of approximately $10.5 million and $15.3 million in the three and six months ended June 30, 2004. The trust was dissolved in November 2004.

Note 8 —	Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors
      The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Lord Conrad M. Black of Crossharbour (“Black”), F. David Radler (“Radler”) and others are reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. See Note 6. These costs primarily consist of legal and other professional fees as summarized in the following tables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Incurred Since
					Inception through
	2005	2004	2005	2004	June 30, 2005(4)

	(In thousands)
Special Committee’s work(1)	$4,373	$4,847	$11,072	$14,661	$44,749
Litigation costs(2)	1,432	1,993	2,738	10,137	19,706
Indemnification fees and costs(3)	4,613	3,456	8,620	6,511	28,246

	$10,418	$10,296	$22,430	$31,309	$92,701

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.
      As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, the Company believes Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings. Recoverability of such amounts is uncertain and has not been recognized. Through June 30, 2005, the Company has paid or accrued approximately $7.7 million on behalf of Black.

Note 9 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,

	2005	2004	2005	2004

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$534	$467	$28	$24
Interest cost	4,496	4,382	352	328
Expected return on plan assets	(5,483)	(4,970)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	47	19	—	—
Amortization of net (gain) loss	805	1,256	(46)	(63)

Net periodic benefit cost	$427	$1,182	$334	$289

	Six Months Ended June 30,

	2005	2004	2005	2004

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$1,073	$941	$57	$48
Interest cost	9,044	8,858	708	666
Expected return on plan assets	(11,030)	(10,055)	—	—
Amortization of transition obligation	56	56	—	—
Amortization of prior service cost	94	37	—	—
Amortization of net (gain) loss	1,619	2,541	(92)	(128)

Net periodic benefit cost	$856	$2,378	$673	$586

(b)	Employer Contributions

Defined Benefit Plans
      During the six months ended June 30, 2005, $1.4 million of contributions have been made to both domestic and foreign defined benefit plans, all in cash. The Company contributed a total of $4.8 million to fund its defined benefit pension plans in 2004 and expects to contribute approximately $5.5 million in 2005.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Defined Contribution Plans
      During the six months ended June 30, 2005, $2.7 million of contributions have been made to the Company’s defined contribution benefit plans, all in cash. The Company contributed approximately $2.8 million to its domestic and foreign defined contribution plans in 2004 and expects to contribute approximately $3.0 million in 2005.

Post-Retirement Plans
      During the six months ended June 30, 2005, $1.2 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed a total of $2.2 million to fund its post-retirement plans in 2004 and expects to contribute approximately $2.3 million in 2005.

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
      In connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party administrator. At June 30, 2005, letters of credit in the amount of $9.2 million were outstanding.

Note 11 —	Subsequent Event
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
OVERVIEW
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Sun-Times News Group (previously the Chicago Group) and the Canadian Newspaper Group. The Sun-Times News Group represented approximately 83% of the Company’s revenue for the six months ended June 30, 2005 and includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which is held through the Company’s approximately 87% interest in Hollinger L.P.
      The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest and the fourth quarter being the highest. The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenue for the six months ended June 30, 2005. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.
      Approximately 18% of the Company’s revenue for the six months ended June 30, 2005 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.
      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 41% of the Company’s total operating costs for the six months ended June 30, 2005. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 13% of the Company’s total operating costs for the six months ended June 30, 2005. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption.
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
      On April 20, 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders of record on May 3, 2005. Approximately 13% or $11.9 million, of this dividend was paid to the minority unitholders on May 9, 2005.
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

Critical Accounting Policies and Estimates
      The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. There have been no significant changes in the Company’s critical accounting policies and estimates in the six-month period ended June 30, 2005. For a discussion of these policies and estimates, refer to the Company’s 2004 10-K.
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

Loss from Continuing Operations
      Loss from continuing operations in the second quarter of 2005 amounted to $15.5 million, or a loss of $0.17 per share, compared to a loss of $21.0 million in the second quarter of 2004, or a $0.23 loss per share. The loss from continuing operations for the six months ended June 30, 2005 was $34.1 million, or a loss of $0.37 per share, compared to a loss of $55.4 million, or $0.62 per share, for the six months ended June 30, 2004. During the three and six month periods ended June 30, 2005, the Company incurred costs of

$10.4 million and $22.4 million, respectively, with respect to the Special Committee and its investigation and related litigation compared to $10.3 million and $31.3 million in the three and six months ended June 30, 2004, respectively. Special Committee costs include: 1) costs and expenses arising from the Special Committee’s work; 2) legal and professional fees to defend the Company in litigation as a result of the Special Committee’s investigation; and 3) costs the Company has been required to advance to indemnified parties. See Note 8 to the condensed consolidated financial statements. Interest expense decreased by $19.9 million and $15.4 million in the three and six months ended June 30, 2005, respectively, as compared to 2004. As discussed further below, these decreases are largely attributable to the retirement of debt in the third quarter of 2004. During the three and six months ended June 30, 2004, the Company’s other income (expense), net amounted to net expense of $8.5 million and $13.3 million, respectively, including foreign exchange losses (largely related to a special purpose participation trust, or the “Participation Trust”, which held debentures issued by CanWest Global Communications Corp., or “CanWest” and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar) of $10.7 million and $15.2 million, respectively, all on a before tax basis. The trust was liquidated in the fourth quarter of 2004. As discussed further below, income tax expense increased $27.7 million and $26.5 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, respectively.

Operating Revenue and Operating Income (Loss)
      Operating revenue and operating income in the second quarter of 2005 were $143.5 million and $0.7 million, respectively, compared with operating revenue of $143.6 million and an operating loss of $2.3 million in the second quarter of 2004. The $3.0 million improvement in operating income in the second quarter of 2005 is primarily due to lower compensation costs of $2.4 million, which includes lower stock-based compensation expense of $5.3 million, lower legal and professional fees of $1.1 million and lower severance costs of $1.0 million, partially offset by an increase of $2.3 million in insurance premiums primarily related to directors and officers liability. Operating revenue and operating loss for the six months ended June 30, 2005 were $274.9 million and $12.9 million, respectively, compared with $272.0 million and $29.4 million, respectively, for the six months ended June 30, 2004. The $2.9 million increase in revenue is largely due to increased advertising and job printing revenue for the Canadian Newspaper Group of $5.0 million and $0.6 million, respectively, partially offset by a $2.8 million decrease in advertising revenue in the Sun-Times News Group. The decrease in operating loss of $16.5 million is largely due to a decrease in the above referenced costs incurred with respect to the Special Committee of $8.9 million, lower compensation costs of $3.4 million, including lower stock-based compensation costs of $9.3 million, a decrease in circulation restitution costs of $2.9 million, the previously mentioned increase in operating revenue of $2.9 million, lower severance costs of $0.9 million and lower legal and professional fees of $0.6 million, partially offset by an increase in insurance premiums, largely related to directors and officers liability, of $4.8 million.

Operating Costs and Expenses
      Total operating costs and expenses decreased by $3.0 million to $142.9 million for the three months ended June 30, 2005 from $145.9 million for the same period in 2004. The decrease is primarily a result of the previously mentioned lower compensation costs of $2.4 million, a decrease in legal and professional fees of $1.1 million, lower severance costs of $1.0 million and lower advertising and marketing expenditures of $0.3 million in the Sun-Times News Group, partially offset by the previously mentioned increased insurance costs of $2.3 million. In addition, there was a decrease in management fees of approximately $0.2 million resulting from the cancellation of management services with RMI and related companies and a reduction in corporate aircraft costs of $0.1 million. For the six months ended June 30, 2005, operating costs and expenses decreased by $13.5 million to $287.9 million from $301.4 million in 2004, largely due to a decrease in Special Committee costs of $8.9 million, the previously mentioned decrease in compensation expense of $3.4 million, decreased expenses related to Chicago Sun-Times circulation restitution of $2.9 million, lower severance costs of $0.9 million, decreased legal and professional fees of $0.6 million, decreases in management fees of approximately $0.5 million and corporate aircraft costs of $0.5 million and lower newsprint costs of $0.5 million, partially offset by the previously mentioned increase of $4.8 million for insurance premiums.

Other Income (Expense)
      Interest expense was $0.3 million and $20.2 million for the three months ended June 30, 2005 and 2004, respectively. The decrease in interest expense reflects the retirement of the 9% Senior Notes in 2004, which decreased expense by $5.6 million and lower expense for mark-to-market adjustments on the related interest rate swaps of $14.5 million. Interest expense was $0.5 million and $15.9 million for the six months ended June 30, 2005 and 2004, respectively. This decrease in interest expense reflects the retirement of the 9% Senior Notes, which decreased interest expense by $10.2 million and lower expense on the mark-to-market adjustments on the related interest rate swaps of $5.2 million.
      Interest and dividend income for the three months ended June 30, 2005 was $2.5 million compared with $3.8 million for the same period in 2004 and $7.6 million compared with $7.9 million for the six months ended June 30, 2005 and 2004, respectively. These decreases are due to a reduction in interest income in respect of CanWest debentures in 2004 of $1.7 million and $3.5 million for the three and six months ended June 30, 2004, respectively, partially offset by increased interest income on short-term investments. The Participation Trust and remaining owned CanWest debentures were liquidated in the fourth quarter of 2004.
      Other income (expense), net, in the second quarter of 2005 increased by $11.7 million to income of $3.2 million from expense of $8.5 million in the same period in 2004, primarily due to a decrease in foreign currency losses of $11.5 million, largely related to the Participation Trust. For the six months ended June 30, 2005, other income (expense), net, improved by $16.2 million to income of $2.9 million in 2005 from an expense of $13.3 million for the same period in 2004. This change was primarily due to a decrease in foreign currency losses of $16.2 million, largely related to the Participation Trust. See Note 7 to the condensed consolidated financial statements.
      Income taxes were an expense of $20.5 million and a benefit of $7.2 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, the income tax expense was $29.4 million compared to an expense of $2.9 million for the six months ended June 30, 2004. The Company’s income tax expense (benefit) varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional interest the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $13.0 million and $10.0 million for the three months ended June 30, 2005 and 2004, respectively, and $25.1 million and $20.0 million for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company recorded income tax expense of $12.5 million for the three and six months ended June 30, 2005, related to the cash distribution by Hollinger L.P. and the Company recorded an income tax benefit of $7.5 million for the three and six months ended June 30, 2005, related to certain contingent tax liabilities which were no longer deemed to be necessary at June 30, 2005.
      Minority interest in the second quarter of 2005 totaled $1.1 million compared to $0.6 million in 2004 and $1.6 million compared to $1.0 million for the six months ended June 30, 2005 and 2004, respectively. Minority interest primarily represents the minority share of net earnings of Hollinger L.P. The increase for the three and six months ended June 30, 2005 is due to the improved operating results of Hollinger L.P. and foreign exchange gains due to the strengthening of the Canadian dollar.
SEGMENT RESULTS
      The Company divides its business into three principal segments: the Sun-Times News Group, the Canadian Newspaper Group, and the Investment and Corporate Group.

      Following is a discussion of the results of operations of the Company by operating segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Operating revenue:
Sun-Times News Group	$117,718	$120,975	$227,101	$229,746
Canadian Newspaper Group	25,813	22,643	47,811	42,247
Investment and Corporate Group	—	—	—	—

Total operating revenue	$143,531	$143,618	$274,912	$271,993

Operating income (loss):
Sun-Times News Group	$17,041	$20,201	$25,179	$25,243
Canadian Newspaper Group	3,188	991	4,330	(360)
Investment and Corporate Group	(19,572)	(23,485)	(42,450)	(54,285)

Total operating income (loss)	$657	$(2,293)	$(12,941)	$(29,402)

Operating revenue:
Sun-Times News Group	82.0%	84.2%	82.6%	84.5%
Canadian Newspaper Group	18.0%	15.8%	17.4%	15.5%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100%	100%	100%	100%

Operating income (loss) margin:
Sun-Times News Group	14.5%	16.7%	11.1%	11.0%

Canadian Newspaper Group	12.4%	4.4%	9.1%	(0.1)%

Total operating income (loss) margin	0.0%	(1.6)%	(4.7)%	(10.8)%

Sun-Times News Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Operating revenue:
Advertising	$92,634	$95,107	$176,596	$179,441
Circulation	22,079	22,773	44,767	44,391
Job printing and other	3,005	3,095	5,738	5,914

Total operating revenue	117,718	120,975	227,101	229,746

Operating costs and expenses:
Newsprint	17,085	17,188	33,544	34,408
Compensation	44,326	43,263	89,491	86,843
Other operating costs	31,709	32,826	64,161	68,320
Depreciation	4,492	4,543	9,009	9,244
Amortization	3,065	2,954	5,717	5,688

Total operating costs and expenses	100,677	100,774	201,922	204,503

Operating income	$17,041	$20,201	$25,179	$25,243

      Operating revenue for the Sun-Times News Group was $117.7 million and $121.0 million for the three month periods ended June 30, 2005 and 2004, respectively, which is a decrease of $3.3 million. For the six months ended June 30, 2005, operating revenue decreased $2.6 million to $227.1 million from $229.7 million for the same period in 2004.
      Advertising revenue was $92.6 million for the second quarter of 2005 and $176.6 million for the six months ended June 30, 2005, compared with $95.1 million and $179.4 million for the comparable periods in 2004. The $2.5 million decrease in advertising revenue for the three months ended June 30, 2005 primarily reflects decreases in classified advertising of $1.2 million, retail advertising of $1.1 million and national advertising of $0.7 million, slightly offset by a $0.8 million increase in internet advertising revenue. For the six months ended June 30, 2005, the $2.8 million decrease in advertising revenue primarily reflects decreases of $2.0 million in classified advertising and $1.8 million in retail advertising, partially offset by a $1.4 million increase in internet advertising revenue.
      Circulation revenue was $22.1 million and $44.8 million for the three month and six month periods ended June 30, 2005, compared with $22.8 million and $44.4 million for the same periods in 2004, which is a decrease of $0.7 million for the quarter and an increase of $0.4 million for the six month period. The decrease in circulation revenue for the quarter ended June 30, 2005 is due to a decrease in daily and Sunday circulation. The increase in circulation revenue for the six months ended June 30, 2005 is attributable to the $0.15 single copy price increase, to $0.50, at the Chicago Sun-Times which took effect in April 2004 as the increase in price slightly more than offset the resulting decline in volume.
      Job printing and other revenue was generally comparable between periods amounting to $3.0 million in the second quarter of 2005 compared with $3.1 million in 2004 and $5.7 million for the six months ended June 30, 2005 compared with $5.9 million for the comparable period in 2004.
      Total operating costs and expenses for the second quarter of 2005 were $100.7 million compared with $100.8 million for the same period in 2004, a decrease of $0.1 million, and $201.9 million and $204.5 million for the six months ended June 30, 2005 and 2004, respectively, a decrease of $2.6 million.
      Newsprint expense for the second quarter of 2005 was $17.1 million compared with $17.2 million in the second quarter of 2004, a decrease of $0.1 million. For the six months ended June 30, 2005 and 2004, newsprint expense was $33.5 million and $34.4 million, respectively. Total newsprint consumption for the three month and six month periods decreased approximately 10% and 12%, respectively, with the average cost per tonne of newsprint approximately 10% higher in the three months and six months ended June 30, 2005. Declines in consumption reflect the previously discussed volume declines.
      Compensation costs in the second quarter of 2005 were $44.3 million compared with $43.3 million in the second quarter of 2004, an increase of $1.1 million, including increased benefit costs of $0.3 million. For the six months ended June 30, 2005, compensation costs increased $2.6 million to $89.5 million from $86.8 million from the same period in 2004, including $1.2 million of increased benefit costs. Remaining increases in 2005 largely represent annual merit and union pay increases.
      Other operating costs were $31.7 million and $64.2 million for the three and six months ended June 30, 2005, compared with $32.8 million and $68.3 million for the same periods in 2004, a decrease of $1.1 million and $4.2 million, respectively. The decrease in other operating costs for the quarter of $1.1 million was largely due to lower severance of $0.6 million, $0.3 million in decreased marketing and promotional spending and a decrease of $0.2 million in distribution costs. For the six month period, the decrease of $4.2 million is reflective of circulation restitution charges in 2004 of $2.9 million, lower severance expense of $0.5 million, $1.6 million in decreased marketing and promotional spending and a decrease of $0.5 million in insurance costs, primarily director and officer insurance which is no longer allocated (included in the Investment and Corporate Group). These decreases were somewhat offset by increased distribution expenses of $0.4 million and increased legal and professional fees of $0.4 million.
      Depreciation and amortization expense for the second quarter of 2005 was $7.6 million compared with $7.5 million in 2004 and for the six months ended June 30, 2005 was $14.7 million compared to $14.9 million for the same period in 2004. The decrease in depreciation and amortization expense for the six month period reflects assets that became fully depreciated in 2004.
      Operating income for the second quarter of 2005 totaled $17.0 million compared with $20.2 million in 2004, a decrease of $3.2 million, largely as a result of the decline in revenue. Operating income remained unchanged at $25.2 million for the six months ended June 30, 2005 and 2004, respectively, as the decline in revenue approximated the declines in operating expenses.

Canadian Newspaper Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Operating revenue:
Advertising	$19,909	$17,180	$36,404	$31,378
Circulation	2,818	2,698	5,561	5,598
Job printing and other	3,086	2,765	5,846	5,271

Total operating revenue	25,813	22,643	47,811	42,247

Operating costs and expenses:
Newsprint	2,191	1,929	4,032	3,656
Compensation	10,882	10,105	21,415	21,026
Other operating costs	8,969	9,142	16,886	16,993
Depreciation	583	476	1,148	932

Total operating costs and expenses	22,625	21,652	43,481	42,607

Operating income (loss)	$3,188	$991	$4,330	$(360)

      Operating revenue for the Canadian Newspaper Group was $25.8 million in the second quarter of 2005 compared with $22.6 million in 2004 and for the six months ended June 30, 2005 was $47.8 million compared with $42.2 million in 2004. The increases of $3.2 million for the second quarter and $5.6 million for the six month period are primarily due to increased advertising revenue of $2.7 million and $5.0 million for the three and six month periods ended June 30, 2005, respectively. The strengthening of the Canadian dollar accounted for approximately $2.2 million and $3.7 million of the increase in operating revenue for the three and six month periods ended June 30, 2005, respectively.
      The operating income of the Canadian Newspaper Group was $3.2 million in the second quarter of 2005 compared with $1.0 million in 2004 and for the six months ended June 30, 2005 operating income was $4.3 million compared to an operating loss of $0.4 million in 2004. Second quarter 2005 operating costs and expenses have increased $1.0 million, compared to the second quarter 2004, primarily due to higher compensation costs of $0.8 million, including increased wages of approximately $0.1 million and a non-recurring $1.4 million refund of surplus benefit payments in the second quarter of 2004, partially offset by lower pension and post-retirement costs of $0.7 million from $0.9 million in 2004 to $0.2 million in 2005. As reflected by the increase in newsprint costs, newsprint consumption for the quarter increased by approximately 5% and cost per average tonne increased approximately 8%. For the six months ended June 30, 2005, operating costs increased $0.9 million compared to 2004, primarily because of higher newsprint costs of $0.4 million and higher compensation costs of $0.4 million. Newsprint consumption increased approximately 3% and cost per average tonne increased approximately 7%, compared to the six months ended June 30, 2004. The higher compensation costs are due to increased wages of approximately $0.4 million and the $1.4 million benefit refund previously mentioned, partially offset by lower pension and post-retirement costs of $1.5 million from $1.8 million in 2004 to $0.3 million in 2005. A majority of the pension and post-retirement obligations relate to liabilities to retired employees not assumed by the purchasers of the related businesses in prior years. The strengthening of the Canadian dollar increased operating income for the three and six months ended June 30, 2005 by $0.3 million and $0.4 million, respectively.

Investment and Corporate Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Operating costs and expenses:
Compensation	$2,841	$7,083	$6,558	$13,023
Other operating costs	16,674	16,240	35,656	41,086
Depreciation	57	162	236	176

Total operating costs and expenses	19,572	23,485	42,450	54,285

Operating loss	$(19,572)	$(23,485)	$(42,450)	$(54,285)

      Operating costs and expenses of the Investment and Corporate Group were $19.6 million in the second quarter of 2005 compared with $23.5 million in 2004, a decrease of $3.9 million. For the six months ended June 30, 2005, the operating costs and expenses decreased $11.8 million to $42.5 million in 2005 from $54.3 million in 2004. The decrease in operating costs and expenses in the quarter is largely a result of lower compensation costs of $4.2 million, including lower stock-based compensation of $5.3 million, a decrease in legal and professional fees of $1.3 million, lower severance costs of $0.4 million and a reduction in RMI management fees of $0.2 million and corporate aircraft costs of $0.1 million, partially offset by an increase in insurance premiums of $2.4 million, primarily for directors and officers liability. The decrease in operating costs and expenses for the six month period ended June 30, 2005 of $11.8 million is largely a result of a decrease of $8.9 million related to the Special Committee investigation, decreased compensation costs of $6.5 million, including a decrease in stock-based compensation charges of $9.3 million, a decrease in other legal and professional fees of $1.0 million, lower severance expense of $0.4 million, a reduction in RMI management fees of $0.5 million and corporate aircraft costs of $0.5 million, partially offset by increased insurance premiums, primarily for directors and officers liability, of $5.3 million.
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
      The Company repaid the remaining $5.1 million of its 8.625% Senior Notes, due 2005 (“8.625% Senior Notes”), upon their maturity in March 2005.

      The following table outlines the Company’s cash and cash equivalents, short-term investment and debt positions as of the dates indicated.

	June 30,	December 31,
	2005	2004

	(In thousands)
Cash and cash equivalents	$126,170	$395,926
Short-term investments	69,850	532,050

Total cash and cash equivalents and short-term investments	$196,020	$927,976

8.625% Senior Notes due 2005	$—	$5,082
9% Senior Notes due 2010	6,000	6,000
Other debt	2,208	3,276

Total debt	$8,208	$14,358

      Cash and cash equivalents and short-term investments decreased to $196.0 million at June 30, 2005 from $928.0 million at December 31, 2004, a decrease of $732.0 million. This decrease was primarily the result of payments of approximately $519.7 million in dividends, $183.2 million in income taxes and $6.1 million for the repayment of debt. The dividend payments include the special dividends declared in both 2005 and 2004, in addition to the regular quarterly dividends. The tax payments of $183.2 million were largely the result of taxes on the gain on sale of the Telegraph Group.
      On April 20, 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders of record on May 3, 2005. On May 9, 2005, approximately 13% (or $11.9 million) of this dividend was paid to the minority unitholders.
      The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2005	2004

	(In thousands)
Classified as current liabilities	$522,623	$689,728
Classified as non-current liabilities	349,906	348,867

	$872,529	$1,038,595

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

Cash Flows and Working Capital
      Working capital consists of current assets less current liabilities. At June 30, 2005, working capital, excluding current debt obligations and restricted cash and escrow deposits, was a deficiency of $351.1 million compared to a deficiency of $34.5 million at December 31, 2004. The $316.7 million change is primarily due to the declaration and payment of the regular quarterly and second special dividend of $281.1 million.
      Cash used in continuing operating activities was $192.5 million for the six months ended June 30, 2005, compared with $7.6 million used in continuing operating activities for the six months ended June 30, 2004. The use of cash as reflected in changes in working capital accounts, net of $178.1 million for the six months ended June 30, 2005 is largely due to lower income taxes payable of $167.1 million, reflecting the $183.2 million payment of taxes. During the six months ended June 30, 2004, the use of cash as reflected in changes in working capital accounts net, increased $20.0 million, largely due to an increase in income taxes payable of $35.9 million, partially offset by changes in other items, including net assets to be disposed of. In addition, the loss from continuing operations improved by $21.3 million to a loss of $34.1 million for the six months ended June 30, 2005 compared to $55.4 million for the same period in 2004.
      Cash provided by investing activities for the six months ended June 30, 2005 was $453.8 million compared with cash provided by investing activities of $11.5 million in 2004. The improvement of $442.3 million largely reflects an increase in proceeds from the sale of short-term investments of $447.4 million and lower purchases of investments and other non-current assets of $3.6 million, partially offset by lower proceeds from sales and disposals of property, plant and equipment and investments of $8.7 million.
      Cash used in financing activities for the six months ended June 30, 2005 was $528.5 million, compared to $31.8 million provided by financing activities in 2004, an increase of $560.4 million. Cash used in financing activities largely reflects the payment of the regular quarterly and special dividends and dividends to minority unitholders of Hollinger L.P. of $519.7 million and the $5.1 million retirement of the 8.625% Senior Notes on March 15, 2005. Cash from financing activities in 2004 included $36.9 million in proceeds from exercise of options, which did not reoccur in 2005.

Debt
      Long-term debt, including the current portion, was $8.2 million at June 30, 2005 compared with $14.4 million at December 31, 2004. On March 15 2005, the Company retired the remaining $5.1 million of 8.625% Senior Notes upon their maturity.
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

Dividends and Other Commitments
      See “Declaration of Special and Regular Dividends” under the caption “Recent Business Development — Significant Developments in 2005”. The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable dividend expectations.

Off Balance Sheet Arrangements

Commercial Commitments and Contractual Obligations
      In connection with the Company’s insurance program, letters of credits are required primarily to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At June 30, 2005, letters of credit in the amount of $9.2 million were outstanding.
      Set out below is a summary of the amounts due and committed under contractual cash obligations at June 30, 2005 (unless otherwise noted):

		Due in
		1 Year or	Due Between	Due Between	Due Over
	Total	Less	1 and 3 Years	4 and 5 Years	5 Years

	(In thousands)
9% Senior Notes(1)	$6,000	$6,000	$—	$—	$—
Other long-term debt	2,208	530	1,655	23	—
Operating leases(2)	66,877	5,459	12,280	10,514	38,624

Total contractual cash obligations	$75,085	$11,989	$13,935	$10,537	$38,624

(1)	The Company intends to purchase the remaining outstanding 9% Senior Notes as they become available on the open market. Accordingly, the 9% Senior Notes have been reflected as a “Current Liability” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Commitments as of December 31, 2004.
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
      Newsprint. Newsprint expense amounted to $37.6 million in the first six months of 2005 and $38.1 million during the same period in 2004. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented newsprint price increases of $25.00 per tonne in each of the second quarter and fourth quarter of 2004, and increases of $30.00 per tonne in each of June and September 2005. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the six months ended June 30, 2005, a change in the price of newsprint of $50.00 per tonne would have increased or decreased the loss from continuing operations for the six months ended June 30, 2005 by approximately $1.9 million. The average price per tonne of newsprint was approximately $585 for the six months ended June 30, 2005 versus approximately $530 for the same period in 2004.
      Inflation. During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.
      Interest Rates. At June 30, 2005, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.
      Foreign Exchange Rates. A portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the six months ended June 30, 2005, a $0.05 change in the Canadian dollar exchange rate would have the following effect on the Company’s reported net loss for the six months ended June 30, 2005:

	Actual Average
	2005 Rate	Increase/Decrease

		(In thousands)
Canada	$0.8096/Cdn.	$(355)
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
      During 2005, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of June 30, 2005, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2005.
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
      During the three months ended March 31, 2005:

•	The Company increased the size and capabilities of its tax department.
      During the three months ended June 30, 2005:

•	The Company commenced a comprehensive strategic planning process and related strategic enterprise risk management assessment.
      During the three months ended September 30, 2005:

•	A function dedicated to internal control documentation, testing and implementation was created and staffed. Outside service providers were retained to supplement this function’s capabilities for the remainder of 2005.

•	The Company engaged an outside service provider to staff the internal audit function and to assist in developing, implementing and executing a comprehensive internal audit plan.

•	The Company hired a director of internal control and a manager of financial reporting, and began the recruiting process for a vice-president of information technology and a director of internal audit.

•	The Company began a comprehensive analysis of its IT control systems, using an outside service provider in order to identify and prioritize those controls requiring remediation. Remediation has commenced and will continue into 2006.

•	The Company has engaged an outside service provider to assist in the design and documentation of appropriate tax controls.
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
      Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
      On December 15, 2005, the grand jury returned another expanded indictment alleging four new charges against Black and one new charge against Boultbee. The additional charges against Black include one count each of racketeering, obstruction of justice, money laundering, and wire fraud. Boultbee is charged with an additional count of wire fraud. The new indictment also adds a claim for forfeiture that includes Black’s ownership interests in Ravelston and Hollinger Inc. On December 16, 2005, Black and Boultbee entered not guilty pleas to the additional charges.

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
Date: December 16, 2005

By:	/s/ Gregory A. Stoklosa

Gregory A. Stoklosa
Vice President and Chief Financial Officer
Date: December 16, 2005