Form 10-Q
period 2005-09-30
HOLLINGER INTERNATIONAL INC
filed 2005-12-28
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenue:
Advertising	$106,723	$106,142	$319,723	$316,961
Circulation	25,367	26,093	75,695	76,082
Job printing	5,066	4,162	14,306	12,464
Other	1,207	1,246	3,551	4,129

Total operating revenue	138,363	137,643	413,275	409,636

Operating costs and expenses:
Newsprint	19,322	18,530	56,898	56,594
Compensation	58,328	55,747	175,792	176,639
Other operating costs	56,276	70,226	172,979	196,625
Depreciation	5,406	5,250	15,799	15,602
Amortization	3,203	3,160	8,920	8,848

Total operating costs and expenses	142,535	152,913	430,388	454,308

Operating loss	(4,172)	(15,270)	(17,113)	(44,672)

Other income (expense):
Interest expense	(83)	(2,446)	(625)	(18,348)
Amortization of deferred financing costs	(7)	(30)	(20)	(774)
Interest and dividend income	2,614	5,925	10,172	13,806
Other income (expense), net	(3,213)	(24,549)	(363)	(37,868)

Total other income (expense)	(689)	(21,100)	9,164	(43,184)

Loss from continuing operations before income taxes and minority interest	(4,861)	(36,370)	(7,949)	(87,856)
Income tax expense (benefit)	3,820	(8,409)	33,194	(5,550)
Minority interest	443	1,631	2,032	2,662

Loss from continuing operations	(9,124)	(29,592)	(43,175)	(84,968)

Discontinued operations (net of income taxes):
Earnings from operations of business segments disposed of	—	9,886	—	19,974
Gain from disposal of business segment	—	354,644	—	354,644

Earnings from discontinued operations	—	364,530	—	374,618

Net earnings (loss)	$(9,124)	$334,938	$(43,175)	$289,650

Basic and diluted earnings (loss) per share:
Weighted average shares outstanding	90,878	90,746	90,871	90,373

Loss from continuing operations	$(0.10)	$(0.33)	$(0.48)	$(0.94)
Discontinued operations	—	4.02	—	4.15

Net earnings (loss)	$(0.10)	$3.69	$(0.48)	$3.21

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings (loss)	$(9,124)	$334,938	$(43,175)	$289,650
Other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(99)	(1,423)	(3,355)	(1,680)
Adjustment of minimum pension liability, net of income taxes	(263)	30,387	(176)	31,338
Foreign currency translation adjustment	(23,107)	91,669	(17,500)	106,934

Comprehensive income (loss)	$(32,593)	$455,571	$(64,206)	$426,242

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Amounts in thousands, except share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,477	$395,926
Short-term investments	57,400	532,050
Accounts receivable, net of allowance for doubtful accounts of $12,526 in 2005 and $13,187 in 2004	101,582	99,490
Inventories	11,478	12,319
Escrow deposits and restricted cash	5,289	5,789
Other current assets	15,261	16,642

Total current assets	320,487	1,062,216
Loan to affiliates	28,276	25,457
Investments	24,951	33,184
Property, plant and equipment, net of accumulated depreciation of $141,169 in 2005 and $124,393 in 2004	209,130	209,303
Intangible assets, net of accumulated amortization of $38,174 in 2005 and $34,894 in 2004	98,071	101,339
Goodwill	191,515	185,779
Prepaid pension benefit	100,373	94,541
Other assets	27,874	27,079

Total assets	$1,000,677	$1,738,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$7,222	$12,305
Accounts payable and accrued expenses	127,861	146,265
Dividends payable	4,534	231,226
Amounts due to related parties	8,007	8,173
Income taxes payable and other tax liabilities	552,184	689,728
Deferred revenue	16,306	15,504

Total current liabilities	716,114	1,103,201
Long-term debt, less current installments	958	2,053
Deferred income taxes and other tax liabilities	353,564	348,867
Other liabilities	106,675	102,746

Total liabilities	1,177,311	1,556,867

Minority interest	20,160	29,845

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 shares issued and 75,687,055 shares outstanding at September 30, 2005 and December 31, 2004	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	150	150
Additional paid-in capital	493,188	492,329
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	18,569	36,069
Unrealized gain (loss) on marketable securities	(12)	3,343
Minimum pension liability adjustment	(18,132)	(17,956)
Accumulated deficit	(542,628)	(213,820)

	(47,985)	300,995

Class A common stock in treasury, at cost — 12,320,967 shares at September 30, 2005 and December 31, 2004	(148,809)	(148,809)

Total stockholders’ equity (deficit)	(196,794)	152,186

Total liabilities and stockholders’ equity (deficit)	$1,000,677	$1,738,898

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2005
(Amounts in thousands)
(Unaudited)

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income	Deficit	Stock	Total

Balance at December 31, 2004	$1,030	$492,329	$21,456	$(213,820)	$(148,809)	$152,186
Dividends declared, payable in cash — Class A and Class B, $3.15 per share	—	—	—	(285,633)	—	(285,633)
Stock-based compensation	—	859	—	—	—	859
Minimum pension liability adjustment	—	—	(176)	—	—	(176)
Foreign currency translation adjustments	—	—	(17,500)	—	—	(17,500)
Change in unrealized gain (loss) on securities, net	—	—	(3,355)	—	—	(3,355)
Net loss	—	—	—	(43,175)	—	(43,175)

Balance at September 30, 2005	$1,030	$493,188	$425	$(542,628)	$(148,809)	$(196,794)

See accompanying notes to condensed consolidated financial statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash Flows From Continuing Operating Activities:
Net earnings (loss)	$(43,175)	$289,650
Earnings from discontinued operations	—	(374,618)

Loss from continuing operations	(43,175)	(84,968)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	24,719	24,450
Amortization of deferred financing costs	20	774
Minority interest	2,032	2,662
Premium on debt extinguishments	—	50,617
Gain on sales of property, plant and equipment	(12)	(1,602)
Gain on sale of investments	(2,791)	—
Non-cash interest income	—	(6,811)
Non-cash portion of foreign currency gain, net	—	(21,526)
Write-down of investments	183	365
Equity in losses of affiliates, net of dividends received	957	2,108
Other	7,262	16,121
Changes in working capital accounts, net	(177,223)	25,194

Cash provided by (used in) continuing operating activities	(188,028)	7,384

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(14,968)	(20,148)
Investments and other non-current assets	(10,750)	(14,189)
(Purchases) redemptions of short-term investments, net	474,650	(211,500)
Proceeds on disposal of investments and other assets	6,176	4,174
Proceeds from sales of property, plant and equipment	18	12,735
Proceeds from the sale of newspaper operations, net of cash disposed	—	1,191,200
Other	—	158

Cash provided by investing activities	455,126	962,430

Cash Flows From Financing Activities:
Repayment of debt	(6,222)	(341,588)
Changes in escrow deposits and restricted cash	536	(9,267)
Proceeds from issuance of equity securities	—	36,946
Changes in borrowings with related parties	(4,996)	26,860
Dividends paid to minority interest	(11,932)	—
Dividends paid	(512,325)	(13,562)

Cash used in financing activities	(534,939)	(300,611)

Net cash used in discontinued operations	—	(224,992)

Effect of exchange rate changes on cash	1,392	932

Net increase (decrease) in cash and cash equivalents	(266,449)	445,143
Cash and cash equivalents at beginning of period	395,926	66,589

Cash and cash equivalents at end of period	$129,477	$511,732

Cash paid during the period for:
Interest	$712	$14,691

Taxes	$184,783	$5,084

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
      At September 30, 2005, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 17.4% of the combined equity and approximately 66.8% of the combined voting power of the outstanding common stock of the Company. Due to matters discussed in the 2004 10-K, particularly “Risk Factors,” Hollinger Inc. is not able to exercise control over the Company.
      The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. At September 30, 2005, the Company’s interest in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) was approximately 87%. Dividends paid to minority unitholders of Hollinger L.P. of $11.9 million were charged to Minority Interest and reflected in the Condensed Consolidated Balance Sheet at September 30, 2005.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s loss from continuing operations and loss from continuing operations per share would have been adjusted to the pro forma amounts indicated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Loss from continuing operations, as reported	$(9,124)	$(29,592)	$(43,175)	$(84,968)
Add: stock-based compensation expense, as reported	197	93	859	10,084
Deduct: pro forma stock-based compensation expense	(575)	(316)	(1,816)	(3,962)

Pro forma loss from continuing operations	$(9,502)	$(29,815)	$(44,132)	$(78,846)

Basic loss from continuing operations per share, as reported	$(0.10)	$(0.33)	$(0.48)	$(0.94)
Diluted loss from continuing operations per share, as reported	$(0.10)	$(0.33)	$(0.48)	$(0.94)
Pro forma basic loss from continuing operations per share	$(0.10)	$(0.33)	$(0.49)	$(0.87)
Pro forma diluted loss from continuing operations per share	$(0.10)	$(0.33)	$(0.49)	$(0.87)
      As the Company has not granted any new stock options during 2004 or 2005, the expense recognized represents the variable expense of the stock options modified in prior periods and the amortization of deferred stock units over the vesting period.
      On January 14, 2004, the Company issued 68,494 Deferred Stock Units (“DSU’s”) pursuant to the 1999 Stock Incentive Plan. Each DSU is convertible into one share of Class A Common Stock upon the earliest to occur of (i) the grantee’s resignation from the Company or termination of employment, (ii) the date falling one business day before the date of any change in control, as defined, or (iii) the death of the grantee. The value of the DSU’s on the date of issuance ($1.1 million) was recognized as employee compensation expense with an increase to additional paid-in capital. The DSU’s are reflected in the basic earnings per share computation upon vesting (immediately for all DSU’s issued in 2004). On January 26, 2005, the Company issued 105,500 DSU’s and on March 14, 2005, the Company issued 20,000 DSU’s that vest in 25% increments on each anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); or death or permanent disability. These DSU’s, with a fair value on the dates granted of approximately $1.8 million, will be expensed over the vesting period or through the grantee’s eligible retirement date, if shorter. The Company was ratably expensing 100,764 DSU’s during 2005, which were to be issued in January 2006 with an estimated value of $1.0 million, pursuant to an employment contract covering the year ending December 31, 2005. The employment contract was amended in December 2005, such that the DSU’s will no longer be issued. The Company will reverse the expense associated with these DSU’s in the fourth quarter of 2005. In addition, the Company expensed approximately $0.1 million in the first quarter of 2005 related to 12,424 DSU’s pursuant to this contract, which were unconditionally issuable in November 2005.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
      The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share from continuing operations for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(9,124)	90,878	$(0.10)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(9,124)	90,878	$(0.10)

	Three Months Ended September 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(29,592)	90,746	$(0.33)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(29,592)	90,746	$(0.33)

	Nine Months Ended September 30, 2005

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(43,175)	90,871	$(0,48)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(43,175)	90,871	$(0.48)

	Nine Months Ended September 30, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(84,968)	90,373	$(0.94)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(84,968)	90,373	$(0.94)

      The effect of stock options has been excluded from the calculations because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities comprised of shares issuable in respect of stock options at September 30, 2005 and 2004, was approximately 4.6 million and 3.2 million, respectively.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 5 —	Segment Information and Discontinued Operations
      The Company operates principally in the business of publishing, printing and distributing newspapers and magazines and holds investments principally in companies that operate in the same business as the Company. The Sun-Times News Group (formerly the Chicago Group) includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group includes the operations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Hollinger L.P. In June 2004, the Company agreed to terms and signed an agreement to sell The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”). Under the terms of the agreement, Press Acquisitions Limited acquired all of the outstanding shares of the Telegraph Group, representing substantially all of the Company’s U.K. operations, for a purchase price of £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1). This purchase price was subject to adjustment depending on certain working capital levels in the Telegraph Group, but such adjustment was not material (less than 1% of the purchase price). The transaction closed on July 30, 2004. For the three and nine months ended September 30, 2004, the Company recognized a gain on the sale of the Telegraph Group of $354.6 million, net of taxes of $221.0 million. The Company completed the sale of The Jerusalem Post, The Jerusalem Report and related publications (collectively, the “JP”) on December 15, 2004. The JP represented substantially all of the assets and operations of the Community Group. The remainder of the U.K. Newspaper Group, consisting largely of the holding companies which held investments in the Telegraph Group, and the former Community Group are now included with the Investment and Corporate Group. The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2004 have been revised to reflect the Telegraph Group and JP as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      The Company, through a 70% owned subsidiary, acquired a 90% ownership interest in five newspapers in Alberta, Canada on September 30, 2005 for approximately Cdn.$3.9 million. This acquisition is not considered material and the Company does not expect it to have a significant impact on its consolidated financial position or results of operations. These newspapers will be included in the sale of the Great West Newspaper Group LTD, which is expected to close by December 31, 2005. See Note 11.
      The following is a summary of the segmented financial data of the Company:

	Three Months Ended September 30, 2005

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Revenue	$113,590	$24,773	$—	$138,363
Depreciation and amortization	$7,798	$743	$68	$8,609
Operating income (loss)	$11,868	$2,017	$(18,057)	$(4,172)
Equity in earnings (loss) of affiliates	$(75)	$212	$—	$137

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended September 30, 2004

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Revenue	$116,009	$21,634	$—	$137,643
Depreciation and amortization	$7,676	$507	$227	$8,410
Operating income (loss)	$12,544	$788	$(28,602)	$(15,270)
Equity in earnings (loss) of affiliates	$(362)	$232	$(350)	$(480)

	Nine Months Ended September 30, 2005

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group	Total

	(In thousands)
Revenue	$340,691	$72,584	$—	$413,275
Depreciation and amortization	$22,524	$1,891	$304	$24,719
Operating income (loss)	$37,047	$6,347	$(60,507)	$(17,113)
Equity in earnings (loss) of affiliates	$(1,030)	$604	$—	$(426)
Total assets	$524,177	$298,895	$177,605	$1,000,677
Capital expenditures	$12,416	$2,289	$263	$14,968

	Nine Months Ended September 30, 2004

	Sun-Times	Canadian	Investment and
	News	Newspaper	Corporate
	Group	Group	Group(1)	Total

	(In thousands)
Revenue	$345,755	$63,881	$—	$409,636
Depreciation and amortization	$22,608	$1,439	$403	$24,450
Operating income (loss)	$37,787	$428	$(82,887)	$(44,672)
Equity in earnings (loss) of affiliates	$(1,224)	$565	$(1,027)	$(1,686)
Total assets	$549,856	$288,595	$982,482	$1,820,933
Capital expenditures	$18,173	$1,813	$162	$20,148

(1)	Total assets includes $16,996 of assets of operations to be disposed of.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Note 6 — Other Operating Costs
      Included in “Other Operating Costs” are the following items that the Company believes may make meaningful comparisons of results between reporting periods difficult based on their nature, magnitude and infrequency.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Special Committee and related costs(1)	$9,387	$13,318	$31,817	$44,627
Management fees	—	—	—	500
Severance expenses	—	744	117	1,725
Aircraft costs	—	5	—	507
Directors and officers insurance fees(2)	—	5,400	—	5,400
Restitution and settlement costs — circulation matters(3)	—	—	—	2,880

	$9,387	$19,467	$31,934	$55,639

(1)	The Company has incurred costs related to the Special Committee process and investigation, and various litigation and government investigations that have resulted from the Special Committee process and investigation. These are explained more fully in Note 8.

(2)	Represents premium in respect of additional directors and officers liability coverage for years prior to 2004.

(3)	On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded pre-tax charges of $2.9 million in the first quarter of 2004 in addition to $24.1 million recorded in the year ended December 31, 2003.

Note 7 —	Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Equity in earnings (losses) of affiliates	$137	$(480)	$(426)	$(1,686)
Gain on sale of non-operating assets	—	—	—	1,127
Write-down of investments	—	(365)	(183)	(365)
Settlement with former officer and director	—	—	—	1,718
Legal settlement(1)	(800)	—	(800)	—
Loss on extinguishment of debt	—	(60,381)	—	(60,381)
Gain on sale of investments	242	—	2,791	—
Foreign currency gain (loss), net(2)	(2,821)	36,633	(1,850)	21,449
Other	29	44	105	270

	$(3,213)	$(24,549)	$(363)	$(37,868)

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

(1)	On December 22, 2005, the Company settled litigation with Wells Fargo Bank N.A. and Key Corporate Capital N.A., regarding a 1995 aircraft lease for $800,000 and the parties have agreed to dismiss all claims, cross claims, and third-party claims against one another. See Note 23 — “Commitments and Contingencies” of the Company’s 2004 10-K.

(2)	The foreign currency impact of a special purpose participation trust, which held debentures issued by CanWest Global Communications Corp. and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar, amounted to a gain of approximately $36.9 million and $21.5 million for the three and nine months ended September 30, 2004, respectively. The trust was dissolved in November 2004.

Note 8 —	Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Incurred Since
					Inception Through
	2005	2004	2005	2004	September 30, 2005(4)

	(In thousands)
Special Committee’s work(1)	$4,749	$5,735	$15,821	$20,396	$49,498
Litigation costs(2)	976	5,356	3,714	15,493	20,682
Indemnification fees and costs(3)	3,662	2,227	12,282	8,738	31,908

	$9,387	$13,318	$31,817	$44,627	$102,088

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.
      As a result of the Delaware Supreme Court’s April 19, 2005 affirmation of the Chancery Court’s finding that Black repeatedly breached his fiduciary duty, the Company believes Black is obligated to repay the Company all amounts advanced to him relating to this, and potentially other, proceedings. Recoverability of such amounts is uncertain and has not been recognized. Through September 30, 2005, the Company has paid or accrued approximately $9.0 million on behalf of Black.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 9 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,

	2005	2004	2005	2004

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$546	$476	$29	$24
Interest cost	4,613	4,495	363	341
Expected return on plan assets	(5,634)	(5,114)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	48	20	—	—
Amortization of net (gain) loss	823	1,293	(48)	(66)

Net periodic benefit cost	$424	$1,198	$344	$299

	Nine Months Ended September 30,

	2005	2004	2005	2004

	Pension Benefits		Other Benefits

	(In thousands)
Service cost	$1,619	$1,417	$86	$72
Interest cost	13,657	13,353	1,071	1,008
Expected return on plan assets	(16,664)	(15,169)	—	—
Amortization of transition obligation	84	84	—	—
Amortization of prior service cost	142	57	—	—
Amortization of net (gain) loss	2,442	3,834	(140)	(194)

Net periodic benefit cost	$1,280	$3,576	$1,017	$886

(b)	Employer Contributions

Defined Benefit Plans
      For the nine months ended September 30, 2005, $4.0 million of contributions have been made to both domestic and foreign defined benefit plans, all in cash. The Company contributed a total of $4.8 million to fund its defined benefit pension plans in 2004 and expects to contribute approximately $5.5 million in 2005.

Defined Contribution Plans
      For the nine months ended September 30, 2005, $2.8 million of contributions have been made to the Company’s defined contribution benefit plans, all in cash. The Company contributed approximately $2.8 million to its domestic and foreign defined contribution plans in 2004 and expects to contribute approximately $3.0 million in 2005.

Post-Retirement Plans
      For the nine months ended September 30, 2005, $1.5 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed a total of $2.2 million to fund its post-retirement plans in 2004 and expects to contribute approximately $2.3 million in 2005.

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
      In connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party administrator. At September 30, 2005, letters of credit in the amount of $9.2 million were outstanding.

Note 11 —	Subsequent Events
      On December 7, 2005, the Company entered into a settlement with Torys LLP, under which Torys will pay the Company approximately $30.3 million to settle the Company’s potential claims against Torys. The Company has received the funds related to the settlement.
      On December 19, 2005, the Company announced that its subsidiary, Hollinger Canadian Publishing Holdings Co., entered into agreements to sell its 70 percent interest in Great West Newspaper Group Ltd. and its 50 percent interest in Fundata Canada Inc. (“Fundata”) for approximately $40.5 million. The Company expects the transactions to close by December 31, 2005.
      Great West Newspaper Group Ltd. is a Canadian community newspaper publishing company which publishes 16 titles, mostly in Alberta. Fundata is a Toronto-based provider of mutual fund data and analysis.
      The Company is in discussions concerning the possible sale of its remaining Canadian assets. No agreement has been reached concerning the sale of these assets and there can be no assurance that an agreement will ultimately be reached.
      On December 22, 2005, the Company settled litigation with Wells Fargo Bank N.A. and Key Corporate Capital N.A., regarding a 1995 aircraft lease for $800,000 and the parties have agreed to dismiss all claims, cross claims, and third-party claims against one another. The Company has recognized the expense under the caption “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005. See Note 7. See Note 23 — “Commitments and Contingencies” of the Company’s 2004 10-K.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
OVERVIEW
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers and includes the Sun-Times News Group (previously the Chicago Group) and the Canadian Newspaper Group. The Sun-Times News Group represented approximately 82% of the Company’s revenue for the nine months ended September 30, 2005 and includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Canadian Newspaper Group consists primarily of its magazine and business information group and community newspapers in western Canada, the major portion of which is held through the Company’s approximately 87% interest in Hollinger L.P.
      The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest and the fourth quarter being the highest. The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenue for the nine months ended September 30, 2005. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.
      Approximately 18% of the Company’s revenue for the nine months ended September 30, 2005 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.
      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 41% of the Company’s total operating costs for the nine months ended September 30, 2005. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 13% of the Company’s total operating costs for the nine months ended September 30, 2005. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption.
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
      On December 16, 2004, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share on the Company’s Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. Following the special dividends in 2005, the outstanding grants under the Company’s stock incentive plans have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. On each of December 16, 2004, March 31, 2005, June 23, 2005, September 22, 2005 and December 14, 2005, the Board of Directors also declared a regular quarterly dividend in the amount of $0.05 per share on the

Company’s Class A and Class B Common Stock which were payable on January 18, 2005, April 20, 2005, July 15, 2005, October 17, 2005 and January 16, 2006, respectively.
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
      On December 7, 2005, the Company entered into a settlement with Torys LLP, under which Torys will pay the Company approximately $30.3 million to settle the Company’s potential claims against Torys. The Company has received the funds related to the settlement.
      On December 19, 2005, the Company announced that its subsidiary, Hollinger Canadian Publishing Holdings Co., entered into agreements to sell its 70 percent interest in Great West Newspaper Group Ltd. and its 50 percent interest in Fundata Canada Inc. for approximately $40.5 million. The Company expects the transactions to close by December 31, 2005.
      On December 22, 2005, the Company settled litigation with Wells Fargo Bank N.A. and Key Corporate Capital N.A., regarding a 1995 aircraft lease for $800,000 and the parties have agreed to dismiss all claims, cross claims, and third-party claims against one another. The Company has recognized the expense under the caption “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005. See Note 7 to the condensed consolidated financial statements and “Item 3 — Legal Proceedings” of the Company’s 2004 10-K.

Critical Accounting Policies and Estimates
      The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions. There have been no significant changes in the Company’s critical accounting policies and estimates in the nine-month period ended September 30, 2005. For a discussion of these policies and estimates, refer to the Company’s 2004 10-K.
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

Loss from Continuing Operations
      Loss from continuing operations in the third quarter of 2005 amounted to $9.1 million, or a loss of $0.10 per share compared to a loss of $29.6 million in the third quarter of 2004, or a $0.33 loss per share. The loss from continuing operations for the nine months ended September 30, 2005 was $43.2 million or a $0.48 loss per share compared with a loss of $85.0 million or $0.94 loss per share for the nine months ended September 30, 2004. During the three and nine month periods ended September 30, 2005, the Company incurred costs of $9.4 million and $31.8 million, respectively, with respect to the Special Committee and its investigation and related litigation compared to $13.3 million and $44.6 million in the three and nine months ended September 30, 2004. Special Committee costs include: 1) costs and expenses arising from the Special Committee’s work; 2) legal and professional fees to defend the Company in litigation as a result of the Special Committee’s investigation; and 3) costs the Company has been required to advance to indemnified parties. See Note 8 to the condensed consolidated financial statements. Interest expense decreased by $2.4 million and $17.7 million in the three and nine months ended September 30, 2005, respectively, as compared to 2004. As discussed further below, these decreases are largely attributable to the retirement of debt in the third quarter of 2004. The Company’s prior year loss from continuing operations contained certain significant, non-recurring items. During the three and nine months ended September 30, 2004, the Company’s other income (expense), net was an expense of $24.5 million and $37.9 million, respectively, largely related to the loss on extinguishment of the 9% Senior Notes of $60.4 million in the third quarter of 2004, partially offset by foreign exchange gains (largely related to a special purpose trust, or the “Participation Trust” which held debentures issued by CanWest Global Communications Corp. or “CanWest” and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar) of $36.6 million and $21.4 million, respectively, all on a before tax basis. The trust was liquidated in the fourth quarter of 2004. As discussed further below, income tax expense increased $12.2 million and $38.7 million for the three and nine months ended September 30, 2005 compared to the same respective periods in 2004.

Operating Revenue and Operating Loss
      Operating revenue and operating loss in the third quarter of 2005 were $138.4 million and $4.2 million, respectively, compared with operating revenue of $137.6 million and an operating loss of $15.3 million in the third quarter of 2004. The increase in operating revenue of $0.7 million over the prior year quarter is a reflection of an increase in revenue at the Canadian Newspaper Group of $3.1 million, largely offset by lower revenue at the Sun-Times News Group of $2.4 million. The $11.1 million decrease in operating loss in the third quarter of 2005 is primarily due to a decrease in the above referenced costs incurred with respect to the Special Committee of $3.9 million, lower insurance premiums, primarily directors and officers liability insurance, of $6.0 million, lower legal and professional fees of $3.1 million, and improved operating results of the Canadian Newspaper Group of $1.2 million, partially offset by increased wages and benefits of $1.3 million at the Sun-Times News Group and $1.0 million at the Corporate and Investment Group. Operating revenue and operating loss for the nine months ended September 30, 2005 was $413.3 million and $17.1 million, respectively, compared with $409.6 million and $44.7 million, respectively, for the nine months ended September 30, 2004. The $3.6 million increase in revenue is due to increased revenue for the Canadian Newspaper Group of $8.7 million, partially offset by lower revenue at the Sun-Times News Group of $5.1 million. The decrease in operating loss of $27.6 million is largely due to the decrease in the above referenced costs incurred with respect to the Special Committee of $12.8 million, lower stock-based compensation of $9.2 million, lower legal and professional fees of $3.7 million, lower insurance premiums of $1.2 million, the non-recurring charge for circulation restitution in 2004 of $2.9 million and improved results of the Canadian Newspaper Group of $5.9 million, partially offset by increases in wages and benefits at the Sun-Times News Group of $3.9 million and the Corporate and Investment Group of $3.9 million, reflective of the transition of the finance function from Toronto to Chicago, resulting in year over year staffing increases and retention and duplicative costs in 2005.

Operating Costs and Expenses
      Total operating costs and expenses decreased by $10.4 million to $142.5 million for the three months ended September 30, 2005 from $152.9 million for the same period in 2004. The decrease is primarily a result of lower operating costs at the Corporate Group of $10.5 million, largely related to a decrease in costs with respect to the Special Committee of $3.9 million, lower insurance premiums, largely directors and officers liability insurance of $5.0 million and lower legal and other professional fees of $3.2 million, partially offset by an increase in compensation costs of $1.2 million. Increased operating costs and expenses in the Canadian Newspaper Group of $1.9 million were largely offset by decreased costs for the Sun-Times News Group of $1.7 million. For the nine months ended September 30, 2005, operating costs and expenses decreased by $23.9 million to $430.4 million from $454.3 million in 2004, largely due to the decrease in Special Committee costs of $12.8 million, lower legal and other professional fees of $3.7 million, lower stock-based compensation of $9.2 million, decreased expense related to Chicago Sun-Times circulation restitution of $2.9 million, lower insurance premiums of $1.2 million, and a decrease in management fees of approximately $0.5 million and corporate aircraft costs of $0.5 million, partially offset by increased wages and benefit costs of $8.4 million and increases in operating costs and expenses associated with increased operating revenue, including newsprint of $0.3 million.

Other Income (Expense)
      Interest expense was $0.1 million and $2.4 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in interest expense reflects the retirement of the 9% Senior Notes in 2004, resulting in lower interest expense of $2.4 million. Interest expense was $0.6 million and $18.3 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease reflects a $12.7 million decrease in expense for the 9% Senior Notes and a $4.9 million decrease in expense for mark-to-market adjustments on the related interest rate swaps.
      Interest and dividend income for the three months ended September 30, 2005 was $2.6 million compared with $5.9 million for the same period in 2004 and $10.2 million compared with $13.8 million for the nine months ended September 30, 2005 and 2004, respectively. These decreases are largely due to a reduction of interest income in respect of CanWest debentures in 2004 of $3.0 million and $6.5 million for the three and nine months ended September 30, 2004, respectively. The CanWest debentures were sold in the fourth quarter of 2004. The Company also had higher average cash and short-term investment balances for the nine months ended September 30, 2005 resulting in increased interest income of $2.7 million.
      Other income (expense), net, in the third quarter of 2005 improved by $21.3 million to an expense of $3.2 million from an expense of $24.5 million in the same period in 2004, primarily due to debt extinguishment costs of $60.4 million in 2004, partially offset by a decrease in foreign currency gains, largely related to the Participation Trust, of $39.5 million. For the nine months ended September 30, 2005, other income (expense) improved by $37.5 million to an expense of $0.4 million in 2005 from an expense of $37.9 million in 2004. This change was primarily due to non-recurring items in 2004, including the cost of debt retirement of $60.4 million, partially offset by foreign currency gains, largely related to the Participation Trust, of $21.4 million. See Note 7 to the condensed consolidated financial statements.
      Income taxes were an expense of $3.8 million and a benefit of $8.4 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, income taxes were an expense of $33.2 million compared to a benefit of $5.6 million for the nine months ended September 30, 2004. The Company’s income tax expense (benefit) varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional interest the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $13.8 million and $9.5 million in the three months ended September 30, 2005 and 2004, respectively, and $38.9 million and $29.5 million for the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company recorded income tax expense of $0.6 million and $13.0 million in the three and nine months ended September 30, 2005, respectively, related to the cash distribution by Hollinger L.P. and the Company recorded an income tax benefit of $8.8 million and $16.3 million for the three and nine months ended September 30, 2005, respectively, related to certain contingent tax liabilities which were no longer deemed to be necessary at September 30, 2005.
      Minority interest in the third quarter of 2005 totaled $0.4 million compared to $1.6 million in 2004 and $2.0 million compared to $2.7 million for the nine months ended September 30, 2005 and 2004, respectively. Minority interest primarily represents the minority share of net earnings of Hollinger L.P. The decrease for the three and nine months ended September 30, 2005 is due primarily to the lower operating results of Hollinger L.P.
SEGMENT RESULTS
      The Company divides its business into three principal segments: the Sun-Times News Group, the Canadian Newspaper Group, and the Investment and Corporate Group.
      Following is a discussion of the results of operations of the Company by operating segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Operating revenue:
Sun-Times News Group	$113,590	$116,009	$340,691	$345,755
Canadian Newspaper Group	24,773	21,634	72,584	63,881
Investment and Corporate Group	—	—	—	—

Total operating revenue	$138,363	$137,643	$413,275	$409,636

Operating loss:
Sun-Times News Group	$11,868	$12,544	$37,047	$37,787
Canadian Newspaper Group	2,017	788	6,347	428
Investment and Corporate Group	(18,057)	(28,602)	(60,507)	(82,887)

Total operating loss	$(4,172)	$(15,270)	$(17,113)	$(44,672)

Operating revenue:
Sun-Times News Group	82.1%	84.3%	82.4%	84.4%
Canadian Newspaper Group	17.9%	15.7%	17.6%	15.6%
Investment and Corporate Group	0.0%	0.0%	0.0%	0.0%

Total operating revenue	100%	100%	100%	100%

Operating loss margin:
Sun-Times News Group	10.4%	10.8%	10.9%	10.9%

Canadian Newspaper Group	8.1%	3.6%	8.7%	0.7%

Total operating loss margin	(3.0)%	(11.1)%	(4.1)%	(10.9)%

Sun-Times News Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Operating revenue:
Advertising	$88,918	$90,488	$265,513	$269,929
Circulation	21,577	22,605	66,344	66,996
Job printing and other	3,095	2,916	8,834	8,830

Total operating revenue	$113,590	$116,009	$340,691	$345,755

Operating costs and expenses:
Newsprint	17,201	16,644	50,745	51,052
Compensation	44,069	42,783	133,560	129,626
Other operating costs	32,654	36,362	96,815	104,682
Depreciation	4,595	4,568	13,604	13,812
Amortization	3,203	3,108	8,920	8,796

Total operating costs and expenses	101,722	103,465	303,644	307,968

Operating income	$11,868	$12,544	$37,047	$37,787

      Operating revenue for the Sun-Times News Group was $113.6 million and $116.0 million for the three month periods ended September 30, 2005 and 2004, respectively, which is a decrease of $2.4 million. For the nine months ended September 30, 2005, operating revenue decreased $5.1 million to $340.7 million from $345.8 million compared to the same period in 2004.
      Advertising revenue was $88.9 million for the three months ended September 30, 2005, compared to $90.5 million for the three months ended September 30, 2004. The $1.6 million decrease in advertising revenue for the three months ended September 30, 2005 primarily reflects decreases in retail advertising of $1.3 million, national advertising of $0.7 million and classified advertising revenue of $0.4 million, partially offset by an increase in internet advertising of $0.8 million. Advertising revenue was $265.5 million for the nine month period ended September 30, 2005, compared to $269.9 million for the same period in 2004. The $4.4 million decrease in advertising revenue primarily reflects decreases of $2.4 million in classified advertising, $3.5 million in retail advertising and $0.7 in national advertising, partially offset by an increase of $2.2 million in internet advertising.
      Circulation revenue was $21.6 million and $22.6 million for the three month periods ended September 30, 2005 and 2004, respectively. The $1.0 million decrease in circulation revenue for the three months ended September 30, 2005 is largely attributable to a decrease in single copy sales. Circulation revenue was $66.3 million and $67.0 million for the nine months ended September 30, 2005 and 2004, respectively. Declines in volume at the Chicago Sun-Times more than offset the impact of the single copy price increase of $0.15 to $0.50 in April 2004.
      Total operating costs and expenses for the third quarter were $101.7 million in 2005, compared with $103.5 million in 2004, a decrease of $1.7 million, and $303.6 million and $308.0 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $4.3 million.
      Newsprint expense for the third quarter of 2005 was $17.2 million, compared with $16.6 million in the third quarter of 2004, an increase of $0.6 million. For the three months ended September 30, 2005, newsprint consumption decreased approximately 6% and the average cost per tonne of newsprint increased by approximately 10% compared to the same period in 2004. For the nine months ended September 30, 2005 and 2004, newsprint expense was $50.7 million and $51.1 million, respectively. For the nine months ended

September 30, 2005, newsprint consumption decreased 10% and the average cost per tonne increased approximately 10% compared to the same period in 2004. Declines in consumption generally reflect the volume declines.
      Compensation costs in 2005 for the third quarter were $44.1 million, compared with $42.8 million in the third quarter of 2004, an increase of $1.3 million. For the nine months ended September 30, 2005, compensation costs increased $3.9 million to $133.6 million from $129.6 million, compared to the same period in 2004. These increases were largely due to higher benefits costs of $0.8 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Remaining increases in 2005 largely represent annual merit and union pay increases.
      Other operating costs were $32.7 million and $96.8 million for the three and nine months ended September 30, 2005, compared with $36.4 million and $104.7 million for the same periods in 2004, a decrease of $3.7 million and $7.9 million, respectively. The decrease in other operating costs for the quarter was largely due to lower severance of $0.7 million, $2.3 million in decreased marketing and promotional spending and a decrease of $1.0 million in insurance costs, primarily director and officer liability insurance which is no longer allocated (included in the Investment and Corporate Group). For the nine month period, the decrease is reflective of circulation restitution charges in 2004 of $2.9 million, lower severance expense of $1.2 million, $3.8 million in decreased marketing and promotional spending, and a decrease of $1.5 million in insurance costs, primarily director and officer liability insurance, as previously discussed. These decreases were somewhat offset by an increase in professional fees of $0.4 million and higher circulation expenses of $0.4 million.
      Operating income for the third quarter of 2005 totaled $11.9 million, compared with $12.5 million in 2004, a decrease of $0.7 million and was $37.0 million, compared with $37.8 million for the nine months ended September 30, 2005 and 2004, respectively. The decreases reflect the previously noted lower revenue and increased compensation costs, partially offset by the decrease in other operating costs.

Canadian Newspaper Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Operating revenue:
Advertising	$17,806	$15,654	$54,210	$47,032
Circulation	3,790	3,488	9,351	9,086
Job printing and other	3,177	2,492	9,023	7,763

Total operating revenue	$24,773	$21,634	72,584	63,881

Operating costs and expenses:
Newsprint	2,121	1,886	6,153	5,542
Compensation	11,277	11,134	32,692	32,160
Other operating costs	8,615	7,319	25,501	24,312
Depreciation	743	507	1,891	1,439

Total operating costs and expenses	22,756	20,846	66,237	63,453

Operating income	$2,017	$788	$6,347	$428

      Operating revenue in the Canadian Newspaper Group for the third quarter of 2005 was $24.8 million, compared with $21.6 million in 2004 and for the nine months ended September 30, 2005 was $72.6 million, compared with $63.9 million in 2004. The increase of $3.1 million for the third quarter and $8.7 million for the nine month period primarily reflects increased advertising revenue of $2.2 million and $0.7 million of increased job printing revenue in the third quarter of 2005, compared to the same period in 2004, and a $7.2 million increase in advertising revenue and a $1.3 million increase in job printing revenue for the nine month period ended September 30, 2005, compared to the same period in 2004. The strengthening of the Canadian dollar accounted for approximately $2.0 million and $5.8 million of the increase in operating revenue for the three and nine month periods ended September 30, 2005, respectively.
      Operating income for the Canadian Newspaper Group was $2.0 million for the third quarter of 2005, compared to $0.8 million for the same period in 2004 and for the nine months ended September 30, 2005 operating income was $6.3 million, compared to $0.4 million for the same period in 2004. Operating costs in the three months ended September 30, 2005, increased $1.9 million, compared to third quarter 2004, primarily due to an increase in other operating costs of $1.3 million, made up primarily of an increase in legal and other professional fees of $0.2 million. Increased newsprint costs of $0.2 million reflect a 7% increase in average cost per tonne of newsprint and increased consumption of 5%. Higher compensation costs were caused by merit increases, partially offset by a decrease in pension and post retirement obligations of $0.7 million. For the nine months ended September 30, 2005, operating costs increased $2.8 million compared to 2004, primarily because of higher other operating costs of $1.2 million, largely due to higher legal and other professional fees of $0.8 million. Increased newsprint costs of $0.6 million largely reflect a 7% higher average cost per tonne. Increased compensation costs reflect higher wages and benefits costs of $1.3 million and a non-recurring refund of benefit costs in 2004 of $1.4 million, partially offset by a decrease in pension and post-retirement obligations of $2.2 million. A majority of the pension and post-retirement obligations relate to liabilities to retired employees not assumed by the purchasers of the related businesses in prior years. The strengthening of the Canadian dollar accounted for increased operating income of $0.2 million and $0.6 million for the three and nine months ended September 30, 2005, respectively.

Investment and Corporate Group
      The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Operating costs and expenses:
Compensation	$2,982	$1,830	$9,540	$14,853
Other operating costs	15,007	26,545	50,663	67,631
Depreciation	68	227	304	403

Total operating costs and expenses	18,057	28,602	60,507	82,887

Operating loss	$(18,057)	$(28,602)	$(60,507)	$(82,887)

      Operating costs and expenses of the Investment and Corporate Group were $18.1 million for third quarter of 2005, compared with $28.6 million for the same period in 2004, a decrease of $10.5 million. The decrease in operating costs in the quarter is largely a result of a decrease of $3.9 million related to the Special Committee investigation, lower insurance premiums of $5.0 million, primarily director and officer liability insurance, due to additional coverage purchased in the third quarter of 2004, and decreases in other legal and professional fees of $3.2 million, somewhat offset by an increase in corporate staffing costs of $1.0 million. For the nine months ended September 30, 2005, the operating costs decreased $22.4 million to $60.5 million for 2005 from $82.9 million in 2004. The decrease in operating costs for the nine month period ended September 30, 2005 is largely a result of a decrease of $12.8 million related to the Special Committee investigation, a decrease in stock-based compensation charges of $9.2 million and decreases in other legal and professional fees of $4.1 million, somewhat offset by increases in corporate staffing costs of $3.9 million.

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
      The Company repaid the remaining $5.1 million of its 8.625% Senior Notes, due 2005, upon their maturity in March 2005.
      The following table outlines the Company’s cash and cash equivalents, short-term investment and debt positions as of the dates indicated.

	September 30,	December 31,
	2005	2004

	(In thousands)
Cash and cash equivalents	$129,477	$395,926
Short-term investments	57,400	532,050

Total cash and cash equivalents and short-term investments	$186,877	$927,976

8.625% Senior Notes due 2005	$—	$5,082
9% Senior Notes due 2010	6,000	6,000
Other debt	2,180	3,276

Total debt	$8,180	$14,358

      Cash and cash equivalents and short-term investments decreased to $186.9 million at September 30, 2005 from $928.0 million at December 31, 2004, a decrease of $741.1 million. This decrease was primarily the result of payments of approximately $524.3 million in dividends, $184.8 million in income taxes and $6.2 million for the repayment of debt. The dividend payments include the special dividends declared in both 2005 and 2004, in addition to the regular quarterly dividends. The tax payments of $184.8 million were largely the result of taxes on the gain on sale of the Telegraph Group.
      On April 20, 2005, Hollinger L.P. declared a special dividend of approximately $91.8 million to its unitholders of record on May 3, 2005. On May 9, 2005, approximately 13% (or $11.9 million) of this dividend was paid to the minority unitholders.
      The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2005	2004

	(In thousands)
Classified as current liabilities	$552,184	$689,728
Classified as non-current liabilities	353,564	348,867

	$905,748	$1,038,595

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
      Discussions are underway for a new credit facility to be used for general corporate purposes and to provide continued liquidity. Based on responses to date and historical access to bank and bond markets, the Company expects that it can complete financing to meet its needs in the event those needs exceed currently available liquidity.

Cash Flows and Working Capital
      Working capital consists of current assets less current liabilities. At September 30, 2005, working capital, excluding current debt obligations and restricted cash and escrow deposits, was a deficiency of $393.7 million compared to a deficiency of $34.5 million at December 31, 2004. The $359.2 million change is primarily due to the declaration and payment of the regular quarterly and second special dividends of $285.6 million and the payment of dividends to the minority unitholders of Hollinger L.P. of $11.9 million.
      Cash used in continuing operating activities was $188.0 million for the nine months ended September 30, 2005, compared with $7.4 million provided by continuing operating activities for the nine month period ended September 30, 2004. The use of cash as reflected in changes in working capital accounts, net of $177.2 million for the nine months ended September 30, 2005 is largely due to lower income taxes payable of $137.5 million, reflecting the payment of taxes. During the nine months ended September 30, 2004, the use of cash as reflected in changes in working capital accounts, net increased $25.2 million, largely in accounts payable and accrued expenses. Loss from continuing operations improved by $41.8 million to a loss of $43.2 million for the nine months ended September 30, 2005 compared to $85.0 million for the same period in 2004.
      Cash provided by investing activities was $455.1 million in 2005 compared with $962.4 million in 2004. The decrease of $507.3 million largely reflects the cash received of $1,191.2 million from the sale of the Telegraph Group in 2004, which was used to reduce debt and also increased short-term investments. In 2005, the redemption of short-term investments, net of $474.7 million was used to partially fund the dividends and tax payments.
      Cash used in financing activities was $534.9 million in 2005, compared to $300.6 million used in financing activities in 2004, an increase of $234.3 million. The period to period change in cash used in financing activities largely reflects the payment of the regular quarterly and special dividends and dividends to minority unitholders of Hollinger L.P. aggregating $524.3 million and cash provided from the issuance of stock (from the exercise of stock options) of $36.9 million in 2004, which did not reoccur in 2005, partially offset by lower repayment of debt of $335.4 million largely related to the repayment of the 9% Senior Notes in 2004.

Debt
      Long-term debt, including the current portion, was $8.2 million at September 30, 2005 compared with $14.4 million at December 31, 2004. On March 15, 2005, the Company retired the $5.1 million of 8.625% Senior Notes upon their maturity.
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

Dividends and Other Commitments
      See “Declaration of Special and Regular Dividends” under the caption “Recent Business Developments — Significant Developments in 2005”. The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable dividend expectations.

Off Balance Sheet Arrangements

Commercial Commitments and Contractual Obligations
      In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At September 30, 2005, letters of credit in the amount of $9.2 million were outstanding.
      Set out below is a summary of the amounts due and committed under contractual cash obligations at September 30, 2005 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	4 and 5 Years	5 Years

	(In thousands)
9% Senior Notes(1)	$6,000	$6,000	$—	$—	$—
Other long-term debt	2,180	1,222	945	13	—
Operating leases(2)	66,877	5,459	12,280	10,514	38,624

Total contractual cash obligations	$75,057	$12,681	$13,225	$10,527	$38,624

(1)	The Company intends to purchase the remaining outstanding 9% Senior Notes as they become available on the open market. Accordingly, the 9% Senior Notes have been reflected as a “Current Liability” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Commitments as of December 31, 2004.
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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Newsprint. Newsprint expense amounted to $56.9 million in the first nine months of 2005 and $56.6 million during the same period in 2004. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented newsprint price increases of $25.00 per tonne in each of the second quarter and fourth quarter of 2004, and increases of $30.00 per tonne in each of June and September 2005. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the nine months ended September 30, 2005, a change in the price of newsprint of $50 per tonne would have increased or decreased the loss from continuing operations for the nine months ended September 30, 2005 by approximately $2.9 million. The average price per tonne of newsprint was approximately $590 for the nine months ended September 30, 2005 versus approximately $540 for the same period in 2004.
      Inflation. During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.
      Interest Rates. At September 30, 2005, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.
      Foreign Exchange Rates. A portion of the Company’s income is earned outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the nine months ended September 30, 2005, a $0.05 change in the Canadian dollar exchange rate would have the following effect on the Company’s reported net loss for the nine months ended September 30, 2005:

	Actual Average
	2005 Rate	Increase/Decrease

		(In thousands)
Canada	0.8172/Cdn.	$(474)
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
      During 2005, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of September 30, 2005, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2005.
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

      (b) Changes in Internal Control Over Financial Reporting. During 2005, management has taken the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses described in the Company’s 2004 Form 10-K.
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
      Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
      On December 22, 2005, the Company settled litigation with Wells Fargo Bank N.A. and Key Corporate Capital N.A., regarding a 1995 aircraft lease for $800,000 and the parties have agreed to dismiss all claims, cross claims, and third-party claims against one another. The Company has recognized the expense under the caption “Other income (expense), net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005. See Note 7 to the condensed consolidated financial statements and “Item 3 — Legal Proceedings” of the Company’s 2004 10-K.

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
Date: December 28, 2005

By:	/s/ Gregory A. Stoklosa

Gregory A. Stoklosa
Vice President and Chief Financial Officer
Date: December 28, 2005