Form 10-K
period 2005-12-31
HOLLINGER INTERNATIONAL INC
filed 2006-03-31
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-14164
Hollinger International Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

712 Fifth Avenue, New York, New York (Address of Principal Executive Office)	10019 (Zip Code)
Registrant’s telephone number, including area code
(212) 586-5666
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Class A Common Stock par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large Accelerated Filer    ☑         Accelerated Filer    ☐         Non-accelerated Filer ☐
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
      The number of outstanding shares of each class of the registrant’s common stock as of February 28, 2006 was as follows: 75,687,055 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

HOLLINGER INTERNATIONAL INC.
2005 FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	32

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 8.	Financial Statements and Supplementary Data	54
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	56

PART III
Item 10.	Directors and Executive Officers of the Registrant	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13.	Certain Relationships and Related Transactions	60
Item 14.	Principal Accountant Fees and Services	60

PART IV
Item 15.	Exhibits and Financial Statement Schedules	61
Agreement
Amended Agreement of Compromise and Release of Outside Director Defendants
Second Consulting Agreement
Amended and Restated Employment Agreement
Separation Agreement
Amended and Restated Employment Agreement
Amended and Restated Employment Agreement
Amended and Restated Employment Agreement
Separation Agreement
Amended and Restated Deferred Stock Unit Agreement
Release and Settlement Agreement
Share Purchase Agreement
Share Purchase Agreement
Share Purchase Agreement
Significant Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of CEO
Certification of CFO
Certificate of CEO
Certificate of CFO

FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K (“2005 10-K”) of Hollinger International Inc. (the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. (“RMI”) and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors (the “Special Committee”) formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/ A filed with the SEC on December 15, 2004 (the “Report”).

•	the resolution of certain United States and foreign tax matters;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	the effects of changing costs or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in “Item 1A — Risk Factors.”
      All forward-looking statements speak only as of the date of this 2005 10-K or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

      The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that future events or conditions described in any forward-looking statement made in this 2005 10-K might not occur.
PART I

Item 1.	Business
Overview
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers in the United States and it operates various related Internet websites under the Sun-Times News Group operating segment in the greater Chicago, Illinois metropolitan area. The Company also holds investments largely in companies that operate in the same business. The Sun-Times News Group represented all of the Company’s revenue from continuing operations for the year ended December 31, 2005 and includes the Chicago Sun-Times, Post-Tribune, Daily Southtown and other newspapers and associated websites in the Chicago metropolitan area. In addition to the Sun-Times News Group operating segment, the Company’s segments include its Canadian Administrative Group and the Investment and Corporate Group, which perform various administrative and corporate functions. See “Recent Developments.”
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
Business Strategy
      Pursue Revenue Growth by Leveraging the Company’s Leading Market Position. The Company intends to continue to leverage its position in daily readership in the attractive Chicago market in order to drive revenue growth. Following the sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”) and the Palestine Post Limited (publisher of The Jerusalem Post and related publications) in 2004 and its Canadian newspapers in 2005 and early 2006, the Company’s primary asset is the Sun-Times News Group, including its flagship property, the Chicago Sun-Times. The Company will seek to grow revenue by taking advantage of the extensive cluster of the combined Sun-Times News Group publications which allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient vehicle to reach the entire Chicago market.
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
      Prudent Asset Management. In addition to pursuing revenue growth from existing publications, from time to time the Company may pursue selected acquisitions to expand the Sun-Times News Group, as well as divestitures of non-core assets. Many of the Company’s Internet and other non-core investments remain available for sale. The Company completed the sale of the Telegraph Group and the sale of The Jerusalem

Post and related publications in 2004 and in 2005 and early 2006 completed the sale of its Canadian newspapers and certain other assets. Sufficient funds were realized from the sale of the Telegraph Group to enable the Company to repay substantially all of its outstanding long-term debt and to pay significant special dividends.
      Strong Corporate Governance Practices. The Company is committed to the implementation and maintenance of strong and effective corporate governance policies and practices and to high ethical business practices.
Recent Developments
      On December 30, 2005, the Company completed the sale of its 70% interest in Great West Newspaper Group Ltd. and its 50% interest in Fundata Canada Inc. (“Fundata”) for approximately $40.5 million and on February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding units of Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”) and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.1 million (the sold businesses are referred to collectively as the “Canadian Newspaper Operations”). In this 2005 10-K, the results of operations and financial condition of the Canadian Newspaper Operations and those operations sold in 2004, the largest of which was the Telegraph Group, are reported as discontinued operations for all periods presented. Consequently, the following description of the Company’s business excludes the Canadian Newspaper Operations, unless otherwise indicated. See “Item 7 — Management’s Discussion and Analysis of Financial Condition — Overview”, “Developments Since December 31, 2005”, “Significant Transactions in 2005” and Note 2 to the consolidated financial statements.
Sun-Times News Group
      The Sun-Times News Group consists of more than 100 newspapers and associated websites and news products in the greater Chicago metropolitan area. The Sun-Times News Group’s primary newspaper is the Chicago Sun-Times, which was founded in 1948 and is one of Chicago’s most widely read newspapers. The Chicago Sun-Times is published in a tabloid format and has the second highest daily readership and circulation of any newspaper in the 16-county Chicago metropolitan area, attracting approximately 1.5 million readers daily (as reported in the 2005 Scarborough Report). The Sun-Times News Group pursues a clustering strategy in the greater Chicago metropolitan market, covering all of Chicago’s major suburbs as well as its surrounding high growth counties. This strategy enables the Company to offer joint selling programs to advertisers, thereby expanding advertisers’ reach. For the year ended December 31, 2005, the Sun-Times News Group had revenue of $457.9 million and operating income of $47.6 million.
      In addition to the Chicago Sun-Times, the Sun-Times News Group newspaper properties include: Pioneer Press (“Pioneer”), which currently publishes 63 weekly newspapers and one free distribution paper in Chicago’s northern and northwestern suburbs; the Daily Southtown and Star; the Post-Tribune of northwest Indiana; and the Naperville Sun and suburban newspapers in Joliet, Elgin, Aurora and Waukegan.

      Sources of Revenue. Following the disposition of non-U.S. newspaper operations, the Sun-Times News Group provides all of the Company’s operating revenue. The following table sets forth the sources of revenue and the percentage such sources represent of total revenue for the Sun-Times News Group during each year in the three year period ended December 31, 2005.

	Year Ended December 31,

	2005		2004		2003

	(Dollars in thousands)
Advertising	$357,820	78%	$362,355	78%	$352,029	78%
Circulation	88,150	19	90,024	19	86,532	19
Job printing and other	11,919	3	12,060	3	12,228	3

Total	$457,889	100%	$464,439	100%	$450,789	100%

      Advertising. Advertisements are carried either within the body of the newspapers and are referred to as run-of-press (“ROP”) advertising, which make up approximately 86% of the Sun-Times News Group advertising revenue, or as inserts. Substantially all of our advertising revenue is derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based on, among other things, circulation, readership, penetration and type of advertising (whether classified, national or retail). In 2005, retail advertising accounted for the largest share of advertising revenue (45%) followed by classified (37%) and national (18%). The Chicago Sun-Times offers a variety of advertising alternatives, including geographically zoned issues, special interest pullout sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers. The Chicago area suburban newspapers also offer similar alternatives to the Chicago Sun-Times platform for their daily and weekly publications. The Sun-Times News Group operates the Reach Chicago Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Sun-Times News Group publications. The network allows it to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient vehicle to reach the entire Chicago market.
      Circulation. Circulation revenue is derived primarily from two sources. The first is sales of single copies of the newspaper made through retailers and vending racks and the second is home delivery newspaper sales to subscribers. In calendar year 2005, approximately 53% of the copies of the Chicago Sun-Times reported as sold and 61% of the circulation revenue generated was attributable to single-copy sales. Approximately 79% of 2005 circulation revenue of the Company’s suburban newspapers was derived from home delivery subscription sales.
      The average daily (i.e. Monday through Friday), Saturday and Sunday total average paid circulation of the Chicago Sun-Times reported in the ABC audit report for the 26 week period ended March 27, 2005 was 382,796, 263,781, and 333,490 copies, respectively. As noted in “Item 3 — Legal Proceedings — The Chicago Sun-Times Circulation Cases,” the Audit Committee initiated an internal review into practices that, in the past, resulted in the overstatement of the Chicago Sun-Times daily and Sunday circulation and determined that inflation of daily and Sunday single-copy circulation of the Chicago Sun-Times began modestly in the late 1990’s and increased over time. The Audit Committee concluded that the report of the Chicago Sun-Times circulation published in April 2004 for the 53 week period ended March 30, 2003, by ABC overstated single-copy circulation by approximately 50,000 copies on weekdays and approximately 17,000 copies on Sundays. The Audit Committee determined that inflation of single-copy circulation continued until all inflation was discontinued in early 2004. The inflation occurring after March 30, 2003 did not affect public disclosures of circulation as such figures had not been published. The Company has implemented procedures to ensure that circulation overstatements do not occur in the future.
      The ABC audit reports for the 26 weeks ended September 25, 2005 for the daily and Sunday total average paid circulation of the Post-Tribune were 65,879 and 71,517, respectively; and aggregate daily and Sunday total average paid circulation of five daily and 13 free distribution papers largely in the western suburbs of Chicago of approximately 120,000 and 126,000, respectively. Pioneer reported weekly paid circulation of approximately 206,000 for the 26 weeks ended September 25, 2005. The ABC audit reports for the Daily Southtown, Star and 22 bi-weekly newspapers largely in the southern and southwestern suburbs have not been completed for 2005.
      Other Publications and Business Enterprises. The Sun-Times News Group continues to strengthen its online presence. Suntimes.com and the related Sun-Times News Group websites have approximately 3 million unique users with approximately 48 million-page impressions per month. Additionally, www.DriveChicago.com continues to be a leader in automotive websites. This website, which represents a partnership with the Chicago Automobile Trade Association, pools the automotive classified advertising of three of the metropolitan Chicago area’s biggest dailies with the automotive inventories of many of Chicago’s new car dealerships. In 2004, the Sun-Times News Group launched www.chicagojobs.com, a partnership with Paddock Publications and Shaker Advertising, one of the largest recruitment agencies in the Chicago market. The website provides online users and advertisers an extremely robust employment website that management believes to be one of the strongest in the Chicago market.
      Sales and Marketing. Historically, each geographic division in the Sun-Times News Group had its own marketing promotions department that worked closely with both advertising and circulation sales and marketing teams to introduce new readers to the Company’s newspapers through various initiatives. The Chicago Sun-Times marketing department uses strategic alliances at major event productions and sporting venues, for on-site promotion and to generate subscription sales. The Chicago Sun-Times has media relationships with local TV and radio outlets that has given it a presence in the market and enabled targeted audience exposure. Similarly at suburban newspapers, marketing professionals work closely with circulation sales professionals to determine circulation promotional activities, including special offers, sampling programs, in-store kiosks, sporting event promotions, dealer promotions and community event participation. Suburban newspapers, generally target readers by zip code and offer marketing packages that combine the strengths of daily and bi-weekly publications.
      Distribution. The Company has gained benefits from its clustering strategy. In recent years, the Company has succeeded in combining distribution networks within the Sun-Times News Group where circulation overlaps. The Chicago Sun-Times is distributed through both an employee and contractor network depending upon the geographic location. The Chicago Sun-Times takes advantage of a joint distribution program with its sister suburban publications. The Chicago Sun-Times has approximately 5,700 street newspaper boxes and more than 8,500 newsstands and over-the-counter outlets from which single copy newspapers are sold, as well as approximately 215 street “hawkers” selling the newspapers in high-traffic urban areas. The Daily Southtown is distributed primarily by Chicago Sun-Times independent contractors. Additionally, the Daily Southtown has a joint distribution program with sister publications in the western suburbs. The Daily Southtown and The Star are also distributed in approximately 1,765 outlets and newspaper boxes in Chicago’s southern suburbs and Chicago’s south side and downtown areas. While approximately 80% of the Post-Tribune’s circulation is by home delivery, it also distributes newspapers through approximately 550 retail outlets and approximately 460 single copy newspaper boxes. Pioneer has a home delivery base that represents approximately 95% of its circulation. Pioneer publications are also distributed through approximately 325 newspaper boxes and more than 1,100 newsstand locations.
      Printing. The Chicago Sun-Times’ 320,000 sq. ft. printing facility on Ashland Avenue in Chicago was completed in April 2001 and gave the Sun-Times News Group printing presses with the quality and speed necessary to effectively compete with the other regional newspaper publishers. The Sun-Times News Group also operates a 100,000 sq. ft. printing facility in Plainfield, Illinois, and its South Harlem Avenue facility in Chicago. Pioneer prints the main body of its weekly newspapers at its Northfield production facility. In order to provide advertisers with more color capacity, certain of Pioneer’s newspapers’ sections are printed at the Chicago Sun-Times Ashland Avenue facility. The Post-Tribune has one press facility in Gary, Indiana. The Sun-Times News Group has been successful in implementing new production technology and sharing resources and excess capacity available during certain print “windows” to achieve cost savings and effectively compete for commercial print jobs.
      Competition. Each of the Company’s Chicago area newspapers competes to varying degrees with radio, broadcast and cable television, direct marketing and other communications and advertising media, including free Internet sites, as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region comprises Cook County and six surrounding counties and is served by eight local daily newspapers of which the Company owns six. The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper. In addition, the Chicago Sun-Times and other Sun-Times News Group newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.
      Employees and Labor Relations. As of December 31, 2005, the Sun-Times News Group had approximately 3,079 employees including 435 part-time employees. Of the 2,644 full-time employees, 642 were production staff, 624 were sales and marketing personnel, 348 were circulation staff, 247 were general and administrative staff, 760 were editorial staff and 23 were facilities staff. Approximately 1,100 employees were represented by 23 collective bargaining units. Employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) were approximately 39% of the Sun-Times News Group’s revenue in the year ended December 31, 2005. Approximately 36% of the Company’s employees are covered by collective bargaining agreements. Contracts covering approximately 15% of union employees will expire or are being negotiated in 2006.
      There have been no strikes or general work stoppages at any of the Sun-Times News Group’s newspapers in the past five years. The Sun-Times News Group believes that its relationships with its employees are generally good.
      Raw Materials. The primary raw material for newspapers is newsprint. In 2005, approximately 115,065 metric tons were consumed. Newsprint costs were approximately 15% of the Sun-Times News Group’s revenue. Average newsprint prices for the Sun-Times News Group increased approximately 12% in 2005 from 2004. The Sun-Times News Group is not dependent upon any single newsprint supplier. The Sun-Times News Group’s access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. The Sun-Times News Group, like other newspaper publishers in North America, has not entered into any long-term fixed price newsprint supply contracts. The Sun-Times News Group believes that its sources of supply for newsprint are adequate to meet anticipated needs.
      In January 2006, the Company announced a reorganization of its Sun-Times News Group. The reorganization is designed to centralize responsibilities across the organization along functional activities as opposed to local, geographical boundaries. The Company expects the reorganization to reduce staffing levels by approximately 10%, largely through a voluntary separation program. The amount of any resulting restructuring charge will be dependent on the nature and mix of employees leaving through the buyout versus through involuntary separation and can not be estimated at this time.
Canadian Administrative Group
      The Canadian Administrative Group includes administrative functions largely related to pension, post-retirement and post-employment obligations of Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), Southam Inc., a predecessor to HCPH Co., and other newspaper operations sold over the last several years.
      The Company has a significant prepaid pension benefit recorded in respect of certain Canadian defined benefit plans. There are uncertainties regarding the Company’s legal right to access any plan surplus and due to the Company having few active employees in Canada, there are limitations on the ability to utilize the surplus through contribution holidays or increased benefits.
      Employees and Labor Relations. As of December 31, 2005, the Canadian Administrative Group had 2 full-time and 1 part-time employees, none of whom are unionized.
Investment and Corporate Group
      The Investment and Corporate Group performs executive, administrative and corporate finance functions for the Company including legal, treasury, accounting, tax planning and compliance, and the development and maintenance of the systems of internal control. At December 31, 2005, the Company’s Investment and Corporate Group operated out of offices in New York, New York, Chicago, Illinois and Tinley Park, Illinois. During the second half of 2004 and into 2005, the Company largely relocated functions previously performed in Toronto, Ontario to Illinois. As of December 31, 2005, the Investment and Corporate Group had 35 employees.
Environmental
      The Company, like other newspaper companies engaged in similar operations, is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks, and the management and disposal of wastes at the Company’s major printing facilities. These requirements are becoming increasingly stringent. However, the Company believes that the cost of compliance with these laws and regulations will not have a material adverse effect on its business or results of operations.
Seasonality
      The Company’s operations are subject to seasonality. Typically, the Company’s advertising revenue is highest during the fourth quarter and lowest during the first quarter.
Intellectual Property
      The Company seeks and maintains protection for its intellectual property in all relevant jurisdictions, and has current registrations, pending applications, renewals or reinstatements for all of its material trademarks. No claim adverse to the interests of the Company of a material trademark is pending or, to the best of the Company’s knowledge, has been threatened. The Company has not received notice, or is not otherwise aware, of any infringement or other violation of any of the Company’s material trademarks. Internet domain names also form an important part of the Company’s intellectual property portfolio. Currently, there are approximately 230 domain names registered in the name of the Company or its subsidiaries, including numerous variations on each major name. In the Chicago market, the Company participates in aggregation of advertising information with other periodical companies whereby the Company’s advertisements are presented in an on-line format along with advertisements of other newspapers.
Available Information
      The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.
      You may read and copy this information at the Public Reference Room of the SEC, Room 1024, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the “EDGAR” (Electronic Data Gathering, Analysis and Retrieval) System, available on the SEC’s website (http://www.sec.gov).
      The Company also maintains a website on the World Wide Web at www.hollingerinternational.com. The Company makes available, free of charge, on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.
      The Company submitted to the New York Stock Exchange (the “NYSE”) on December 31, 2005 the certification of the Chief Executive Officer (“CEO”) required by Section 303.12(a) of the NYSE Listed Company Manual, relating to compliance with the NYSE’s corporate governance standards, with no qualifications.
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

Item 1A.	Risk Factors
      Certain statements contained in this report under various sections, including but not limited to “Business Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. See “Forward Looking Statements.” Such statements are subject to the following important factors, among others, which in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:
Risks Relating to Control and Improper Conduct by Controlling Stockholder

The Company’s controlling stockholder may cause actions to be taken that are not supported by the Company’s Board of Directors or management and which might not be in the best interests of the Company’s public stockholders.
      The Company is controlled by Hollinger Inc. Through its controlling interest, Hollinger Inc. is able to determine the outcome of all matters that require stockholder approval, including the election of directors, amendment of the Company’s charter, adoption or amendment of bylaws and approval of significant corporate transactions, such as a sale of all or substantially all of its assets. Hollinger Inc. can also have a significant influence over decisions affecting the Company’s capital structure, including the incurrence of additional indebtedness and the declaration of dividends. On April 20, 2005, Ravelston, which is the controlling stockholder of Hollinger Inc., filed for protection from its creditors under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). In conjunction with that filing, the Ontario Superior Court of Justice appointed a receiver of Ravelston’s assets. Prior to the appointment of the receiver, Hollinger Inc. and the Company were indirectly controlled by Lord Conrad M. Black of Crossharbour (“Black”), a former Director, Chairman and CEO of the Company, through his personal control of Ravelston.
      As more fully described in its Report, the Special Committee concluded that during the period from at least 1997 to at least 2003, Black, in breach of his fiduciary duties as a controlling stockholder and officer and director, used his control over the affairs of the Company to divert cash and other assets from the Company and to conceal his actions from the Company’s public stockholders. The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004, alleges that certain of the acts and omissions of Black violated federal securities laws in several respects in the period from at least 1999 to at least 2003. In addition, the Delaware Chancery Court found that during the period from November 2003 to early 2004, Black breached his fiduciary and contractual duties “persistently and seriously” in connection with the Company’s exploration of alternative strategic transactions, and purported to adopt bylaws “disabling the Board of Directors from protecting the Company from his wrongful acts.”
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
      Following the appointment by the Ontario Superior Court of Justice in April 2005 of RSM Richter Inc. (the “Receiver”) as receiver and monitor of all assets of Ravelston and certain affiliated entities (collectively such entities, the “Ravelston Entities”) that own, directly or indirectly, or exercise control or direction over, approximately 78.3% of Hollinger Inc.’s common stock and the subsequent amendment of the Company’s Shareholders Rights Plan (“SRP”) to designate the Receiver as an “exempt stockholder”, the Receiver took possession and control over those Hollinger Inc. shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of the Receiver’s control over those shares, and subject to the outcome of the proceedings under the CCAA in Canada, Black’s ability to exercise control over Hollinger Inc. and indirectly the Company has been effectively eliminated. See “Item 3 — Legal Proceedings — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities.”
      On January 24, 2006, at the Company’s 2005 Annual Meeting of Stockholders, Hollinger Inc. nominated two of its directors to serve as directors of the Company. As a result of Hollinger Inc.’s controlling interest, the two nominees, Randall C. Benson, Hollinger Inc.’s Chief Restructuring Officer and director, and Stanley M. Beck, also a Hollinger Inc. director, were elected to the Company’s Board of Directors. Since these nominees were not endorsed by the Company’s Board of Directors, Breeden became Special Monitor of the Company pursuant to the Court Order, which provides for Breeden’s appointment in the event of the nomination or election to the Board of Directors of any individual without the support of at least 80% of incumbent Board members. The Special Monitor’s mandate, among other matters, is to protect the interests of the Company’s non-controlling stockholders to the extent permitted by law.
      Although the various protections sought and/or approved by the Company have been designed, or otherwise serve, to prevent Hollinger Inc. and Black from engaging again in activities similar to those detailed by the Special Committee, there can be no assurance that they will remain in place or will not be modified or vacated in the future. If any of these events were to occur, there is a risk that Ravelston and Hollinger Inc. will again use their control over the affairs of the Company to take actions detrimental to the non-controlling stockholders of the Company.

The Company may face interference by its controlling stockholder that will prevent it from recovering on its claims.
      The Company, through the Special Committee, has commenced litigation against its controlling stockholder, Hollinger Inc., as well as against other former officers and former directors of the Company and certain entities affiliated with some of these parties. There is a risk that Hollinger Inc. could exercise its control in a manner intended to thwart or obstruct the efforts of the Company and the Special Committee in pursuing these claims and that the Company may not fully recover on its claims. Even without such interference, there can be no assurance that the Company will prevail on its claims and damages allegations, or that it will be able to collect money from any judgment it may obtain against Hollinger Inc. and its co-defendants.

The results of ongoing SEC investigations may have a material adverse effect on the Company’s business and results of operations.
      The Company has received various subpoenas and requests from the SEC and other government agencies in the United States and Canada seeking the production of documentation in connection with various investigations into the Company’s governance, management and operations. The Company is cooperating fully with these investigations and is complying with these requests. See “Item 3 — Legal Proceedings” for a more detailed description of these investigations. On January 16, 2004, the Company consented to the entry of the Court Order against it in the January 2004 SEC Action. The Court Order, among other things, enjoins the Company from violating certain provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. As part of the Court Order, the Company agreed that the SEC has the right to amend its complaint in the January 2004 SEC Action to assert that the conduct alleged in such action also violated other federal securities laws, including the anti-fraud provisions of the Exchange Act, and to add allegations of other conduct the SEC believes to have violated federal securities laws. The Company cannot predict when these government investigations will be completed, nor can the Company predict what the outcome of these investigations may be. It is possible that the Company will be required to pay material amounts in disgorgement, interest and/or fines, consent to or be subject to additional court orders or injunctions, or suffer other sanctions, each of which could have a material adverse effect on the Company’s business and results of operations.

The Company’s controlling stockholder has taken actions that trigger the Special Monitor provisions of the Court Order.
      The Court Order, to which the Company consented, provides for a Special Monitor under certain circumstances. As noted above, the Company’s controlling stockholder has taken actions that trigger the appointment of the Special Monitor. The Special Monitor’s mandate is to protect the interests of the public stockholders of the Company to the extent permitted by law, to prevent the dissipation of assets of the Company, to investigate possible illegal or improper conduct by the Company or any of its current or former officers, directors, employees and agents, to recover property of the Company and to assert claims on behalf of the Company based upon his investigation, and he is authorized to take any steps he deems necessary to fulfill his mandate. The Company intends to fully cooperate with the Special Monitor, to provide access to corporate records and to pay reasonable compensation to the Special Monitor and any experts the Special Monitor retains to assist the Special Monitor in performing his duties. Restrictions imposed on the Company by the Special Monitor, although intended to protect the interests of the public stockholders of the Company, could also have, at least in the near term, an adverse effect on operations.

Pending litigation could have a material adverse effect on the Company.
      The Company is currently involved, either as plaintiff or as defendant, in several lawsuits, including: a derivative action brought by Cardinal Value Equity Partners, L.P. against certain of the Company’s former executive officers and certain of its current and former directors, entities affiliated with them and the Company as “nominal” defendant; purported class actions brought by stockholders against it, certain former executive officers and certain of its former directors, Hollinger Inc., Ravelston, other affiliated entities, Torys LLP (“Torys”), the Company’s former legal counsel, and the Company’s independent registered public accounting firm, KPMG LLP; and, several suits and counterclaims brought by Black and/or Hollinger Inc. Tweedy, Browne & Company, LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, has also initiated a suit against the Company for attorneys’ fees. In addition, Black has commenced libel actions against certain of the Company’s current and former directors, officers and advisors to whom the Company has indemnification obligations. See “Item 3 — Legal Proceedings” for a more detailed description of these proceedings. Several of these actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome. The Company cannot provide assurance that the legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors in these matters and the ultimate outcome of these actions will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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
Risks Relating to the Company’s Business and the Industry

The Company’s revenue is cyclical and dependent upon general economic conditions in the Company’s target markets.
      Advertising and circulation are the Company’s two primary sources of revenue. The Company’s advertising revenue and, to a lesser extent, circulation revenue are cyclical and dependent upon general economic conditions in the Company’s target markets. The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest and the fourth quarter being the highest. Historically, increases in advertising revenue have corresponded with economic recoveries while decreases have corresponded with general economic downturns and regional and local economic recessions. Advertising revenue for the Sun-Times News Group in 2005 was down by $4.5 million or 1.3% over the prior year. The Company’s dependency on advertising sales, which generally have a short lead-time, means that the Company has only a limited ability to accurately predict future revenue and operating results.

The Company is a holding company and relies on the Company’s subsidiaries to meet its financial obligations.
      The Company is a holding company and its assets consist primarily of investments in subsidiaries and affiliated companies. The Company relies on distributions from subsidiaries to meet its financial obligations. The Company’s ability to meet its future financial obligations may be dependent upon the availability of cash flows from its subsidiaries through dividends, intercompany advances, management fees and other payments. Similarly, the Company’s ability to pay dividends on its common stock may be limited as a result of being dependent upon the distribution of earnings of the Company’s subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal domestic and foreign subsidiaries, are subject to certain statutory restrictions and may become subject to restrictions in future debt agreements that limit their ability to pay dividends.

The Company has substantial potential tax liabilities.
      The Company’s Consolidated Balance Sheet as of December 31, 2005 includes $920.5 million of accruals intended to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of these accruals relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations in prior years. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties. The Company will continue to record accruals for interest that it may be required to pay with respect to its contingent tax liabilities.
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
      The Company’s Consolidated Balance Sheet at December 31, 2005 includes $557.0 million of accruals for tax contingencies in a foreign jurisdiction. The accruals are denominated in a foreign currency and translated into U.S. dollars at the period-end currency exchange rate effective as of each balance sheet date. If the Company were required to make payments with respect to such tax contingencies, it may be necessary for the Company to transfer U.S. dollar-denominated funds to its foreign subsidiaries to fund such payments. The amount of U.S. dollar-denominated funds that may need to be transferred also will depend upon the ultimate amount that is payable to the foreign jurisdiction and the currency exchange rate between the U.S. dollar and the foreign currency at the time or times such funds might be transferred. The Company cannot predict future currency exchange rates. Changes in the exchange rate could have a material effect on the Company’s financial position, results of operations and cash flows particularly as it relates to the extent and timing of any transfers of funds.

Newsprint represents the Company’s single largest raw material expense and changes in the price of newsprint could affect net income.
      Newsprint represents the Company’s single largest raw material expense and is the most significant operating cost other than employee costs. In 2005, newsprint costs represented approximately 15% of revenue. Newsprint prices vary widely from time to time and increased approximately 12% during 2005. If newsprint prices remain at current levels or increase in the future and the Company is unable to pass these costs on to customers, such increases may have a material adverse effect on the Company’s results of operations. Although the Company has, in the past, implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width where practical and managing waste through technology enhancements, newsprint price increases have in the past had a material adverse effect on the Company and may do so in the future.

Competition in the newspaper industry originates from many sources. The advent of new technologies and industry practices, such as the provision of newspaper content on free Internet sites, may decrease sales or force the Company to make other changes that harm operating performance.
      Revenue in the newspaper industry is dependent primarily upon advertising revenue and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail and other communications and advertising media that operate in the Company’s markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company’s competitors are larger and have greater financial resources than the Company. The Company may experience price competition from newspapers and other media sources in the future. In addition, newspapers competing in certain markets have added new, free publications that target similar demographics to those that are particularly strong for some of the Company’s newspapers. Lastly, the use of alternative means of delivery, such as free Internet sites, for news and other content has increased significantly in the past few years. Should significant numbers of customers choose to receive content using these alternative delivery sources rather than the Company’s newspapers, the Company may be forced to decrease the prices charged for the Company’s newspapers or make other changes in the way the Company operates, or the Company may face a long-term decline in circulation, any or all of which may harm the Company’s results of operations and financial condition.

The Company’s publications have experienced declines in circulation in the past and may do so in the future.
      Certain of the Company’s publications have experienced declines in circulation. Any significant declines in circulation the Company may experience at its publications could have a material adverse impact on the Company’s business and results of operations, particularly on advertising revenue. Significant declines in circulation could result in an impairment of the value of the Company’s intangible assets, which could have a material adverse effect on the Company’s results of operations and financial position.

The Company may experience labor disputes, which could slow down or halt production or distribution of the Company’s newspapers or other publications.
      Approximately 36% of the Sun-Times News Group employees are represented by labor unions. Those employees are mostly covered by collective bargaining or similar agreements which are regularly renewable. A work stoppage or strike may occur prior to the expiration of the current labor agreements or during negotiations of new labor agreements or extensions of existing labor agreements. Work stoppages or other labor-related developments could slow down or halt production or distribution of the newspapers, which would adversely affect results of operations.

A substantial portion of the Company’s operations are concentrated in one geographic area.
      With the sale of the Telegraph Group in July 2004, The Jerusalem Post in December 2004, and the Canadian newspapers in late 2005 and early 2006, all of the Company’s revenue and business activities are concentrated in the greater Chicago metropolitan area. As a result, the Company’s revenue is dependent on economic and competitive factors affecting the greater Chicago metropolitan area.

The Company’s internal control over financial reporting is not effective as of December 31, 2005 and weaknesses in the Company’s internal controls and procedures could have a material adverse effect on the Company.
      The Company’s management concluded that material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2005. See “Item 9A — Controls and Procedures.”
      The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004 naming Black, F. David Radler (“Radler”) and Hollinger Inc. as defendants, alleges that Black, Radler and Hollinger Inc. were liable for the Company’s failure to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions were recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc., directly and indirectly, falsified or caused to be falsified, books, records, and accounts of the Company in order to conceal their self-dealing from the Company’s public stockholders.
      Current management have taken steps to correct internal control deficiencies and weaknesses during and subsequent to 2005, and believes that the Company’s internal controls and procedures have strengthened. However, it is possible that the Company may not be able to remediate all deficiencies and material weaknesses by December 31, 2006.

Overstatement of circulation figures in the past may result in the loss of advertisers in the future.
      In June 2004, the Company announced that the Audit Committee of its Board of Directors (the “Audit Committee”) had initiated an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. Following the announcement, several lawsuits were filed against the Company. See “Item 3 — Legal Proceedings — The Chicago Sun-Times Circulation Cases.” A significant portion of the Company’s revenue is derived from the sale of advertising space in the Chicago Sun-Times. Should certain advertisers decide not to advertise with the Chicago Sun-Times in the future, the Company’s business, results of operations and financial condition could be adversely affected.
Risks Related to Voting Control by a Single Stockholder

There could be a change of control of the Company through a change in control of Hollinger Inc. under circumstances not approved by the independent directors of the Company.
      Hollinger Inc. and Ravelston may be limited in their ability to sell their direct and indirect voting control in the Company to third parties because of the terms of the Company’s SRP. In addition, the Receiver is restricted in its ability to sell beneficial ownership of shares of Hollinger Inc. pursuant to the terms of the Receiver’s mandate and the CCAA proceedings in Canada involving the Ravelston Entities. The Receiver’s general restriction of sale is subject to a limited exception agreed to by the Company and the Receiver pursuant to which the Receiver may sell a limited amount of Hollinger Inc. shares to cover costs and expenses of the receivership.
      If Hollinger Inc. and Ravelston were not restricted in their ability to sell their beneficial controlling interest in the Company, and they chose to make such a sale, such a sale could result in a change of control of the Company under circumstances not approved by the independent directors of the Company.
      In February 2004, the Company adopted the SRP which is designed to prevent any third party from acquiring, directly or indirectly, without the approval of the Company’s Board of Directors, a beneficial interest in the Company’s Class A Common Stock and Class B Common Stock that represents over 20% of the outstanding voting power of the Company. Through its ownership of all outstanding Class B Common Stock, Hollinger Inc. currently controls approximately 67% of the Company’s outstanding voting power, which ownership is excluded from triggering the provisions of the SRP. However, a transaction resulting in a change of control in Hollinger Inc., without the approval of the Company’s Board of Directors, would have the effect of triggering the SRP. The SRP has been amended to allow for the appointment of the Receiver in respect of the Ravelston Entities, but not for the sale by the Receiver of the Ravelston Entities’ controlling stake in Hollinger Inc. to a third party.
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
      The Company is unable to determine what impact, if any, a change of control may have on the Company’s corporate governance or operations. See “The Company’s controlling stockholder has taken actions that trigger the Special Monitor provisions of the Court Order” above.

The Company is a party to a Business Opportunities Agreement with Hollinger Inc., the terms of which limit the Company’s ability to pursue certain business opportunities in certain countries.
      An agreement between Hollinger Inc. and the Company dated February 7, 1996 sets forth the terms under which Hollinger Inc. and the Company will resolve conflicts over business opportunities (the “Business Opportunities Agreement”). The Company and Hollinger Inc. agreed to allocate to the Company opportunities relating to the start-up, acquisition, development and operation of newspaper businesses and related media businesses in the United States, Israel, the United Kingdom and other member states of the European Union, Australia and New Zealand and to allocate to Hollinger Inc. opportunities relating to the start-up, acquisition, development and operation of media businesses, other than related media businesses, globally and newspaper businesses and related media businesses in Canada. For purposes of the agreement, “newspaper business” means the business of publishing and distributing newspapers, magazines and other paid or free publications having national, local or targeted markets, “media business” means the business of broadcast of radio, television, cable and satellite programs, and “related media business” means any media business that is an affiliate of, or is owned or operated in conjunction with, a newspaper business. The terms of the Business Opportunities Agreement will be in effect for so long as Hollinger Inc. holds at least 50% of the Company’s voting power.
      The Business Opportunities Agreement may have the effect of preventing the Company from pursuing business opportunities that the Company’s management would have otherwise pursued.

If Hollinger Inc. sought protection from its creditors or became the subject of bankruptcy or insolvency proceedings there may be harm to, and there may be a change of control of, the Company.
      Hollinger Inc. has publicly stated that it owns, directly or indirectly 782,923 shares of the Company’s Class A Common Stock and 14,990,000 shares of the Company’s Class B Common Stock (which represent all of the issued and outstanding shares of Class B Common Stock). All of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class A Common Stock is being held in escrow with a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares and all of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8 % Second Priority Secured Notes due 2011. Hollinger Inc. has reported that $78.0 million principal amount of the Senior Secured Notes and $15.0 million principal amount of the Second Priority Secured Notes are outstanding.

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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      Except as noted in this paragraph, the Company believes that its properties and equipment are in generally good condition, well-maintained and adequate for current operations. The Company is in the process of evaluating its printing operations in order to improve productivity from older, less efficient facilities, particularly its South Harlem Avenue and Gary, Indiana printing facilities.

Sun-Times News Group
      The Company owns a 320,000 square foot, state of the art printing facility in Chicago, Illinois that houses all of the production for the Chicago Sun-Times. In October 2004, the Chicago Sun-Times relocated its editorial, pre-press, marketing, sales and administrative activities to a 127,000 square foot leased facility in downtown Chicago. The Company entered into a 15-year lease for this office space. The Chicago Sun-Times also maintains approximately twenty distribution facilities throughout the Chicago area. All but one of these distribution centers are leased.
      The Company produces its suburban newspapers at a 100,000 square foot owned plant, in Plainfield, Illinois, a 150,000 square foot owned plant on South Harlem Avenue, in Chicago, Illinois, and a 65,000 square foot leased building in a Chicago suburb. The Post-Tribune’s production activities take place at an owned facility in Gary, Indiana.
      The Plainfield facility houses pre-print, sales and administrative functions, as well as certain editorial functions, and owned facilities in Aurora, Elgin, Joliet, Naperville, and Waukegan, Illinois house editorial and sales activities for the Company’s daily and weekly newspapers in those suburbs. The Company owns a building in north suburban Chicago at which Pioneer conducts its editorial, pre-press, sales and administrative activities and leases several satellite offices for Pioneer’s editorial and sales staff in surrounding suburbs. The Company also owns buildings in Tinley Park, Illinois and Merrillville, Indiana which it uses for editorial, pre-press, marketing, sales and administrative activities.

Canadian Administrative Group
      The Canadian Administrative Group leases 2,097 square feet of office space in Toronto, Ontario, which lease expires August 31, 2006. The Canadian Administrative Group also leases storage space in Toronto, Ontario.

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
      On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. Of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and approximately $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing an agreement on November 15, 2003 (the “Restructuring Agreement”). The Restructuring Agreement provided for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard Frères & Co. LLC and Lazard & Co., Limited (collectively, “Lazard”) as financial advisors to explore alternative strategic transactions, including the sale of the Company as a whole or the sale of individual businesses (the “Strategic Process”); and certain management changes, including the retirement of Black as CEO and the resignations of Radler, Boultbee and Atkinson. In addition, Black agreed, as the indirect controlling stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction was necessary to enable Hollinger Inc. to avoid a material default or insolvency. On August 30, 2004, the Special Committee published the results of its investigation.
      On November 19, 2003, Black retired as CEO of the Company. Gordon A. Paris (“Paris”) became the Company’s Interim CEO upon Black’s retirement. Effective November 16, 2003, Radler resigned as President and Chief Operating Officer of the Company and as publisher of the Chicago Sun-Times, at which time Paris became Interim President. On November 16, 2003, Radler and Atkinson also resigned as members of the Board of Directors. The Company terminated Boultbee as an officer on November 16, 2003. On January 17, 2004, Black was removed as non-executive Chairman of the Board of Directors and Paris was elected as Interim Chairman on January 20, 2004. On March 5, 2004, Black was removed as Executive Chairman of the Telegraph Group. On June 2, 2005, the Company received a letter from Black and Barbara Amiel-Black (“Amiel Black”) informing the Company of their retirement from the Board of Directors with immediate effect.
      On March 23, 2004, Daniel W. Colson (“Colson”), who was also cited in the Report in connection with receiving unauthorized payments, retired as Chief Operating Officer of the Company and CEO of the Telegraph Group in accordance with the terms of his Compromise Agreement with the Company. On April 27, 2004, Atkinson resigned as Executive Vice President of the Company under the terms of his settlement with the Company.
      Although Radler was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. During 2003, Radler paid the Company approximately $0.9 million. During 2004, Radler paid an additional amount of approximately $7.8 million, including interest of $1.5 million.
      Although Atkinson was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, Atkinson and the Company entered into a settlement agreement in which Atkinson agreed to pay a total amount of approximately $2.8 million, representing all “non-competition” payments and payments under the incentive compensation plan of Hollinger Digital LLC that he received, plus interest. The total amount of $2.8 million includes approximately $0.6 million identified for repayment by Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company approximately $0.4 million. On April 27, 2004, Atkinson exercised his vested options and the net proceeds of $4.0 million from the sale of the underlying shares of Class A Common Stock were deposited under an escrow agreement. During 2005, the Company paid $1.2 million in estimated tax payments on behalf of Atkinson from the funds held under the escrow agreement. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder.
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
      Boultbee has not paid to the Company any amounts in restitution for the unauthorized “non-competition” payments set forth in the Restructuring Agreement, and has filed a suit in Canada against the Company and members of the Special Committee seeking damages for an alleged wrongful dismissal. See “— Other Matters.”
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

Overview of Corporate Review Committee Actions
      On January 18, 2004, Black and Ravelston entered into a Tender and Stockholder Support and Acquisition Agreement with Press Holdings International Limited (“PHIL”) for the sale of the control of Hollinger Inc. (the “Hollinger Sale”). The Company formed the CRC, consisting of all directors at January 18, 2004, other than Black, Amiel Black and Colson, each of whom were directly or indirectly interested in the Hollinger Sale, to review the terms of the Hollinger Sale and supervise the Strategic Process. The CRC adopted the SRP, described further below. On January 23, 2004, Hollinger Inc. adopted by written stockholder consent amendments to the Company’s bylaws and attempted to dissolve all committees of the Board of Directors, including the CRC, other than the Special Committee and the Audit Committee. On January 26, 2004, the Company commenced legal action in Delaware seeking relief declaring that Hollinger Inc.’s actions were invalid; that the adoption of the SRP was valid; and that Black and Hollinger Inc. breached their fiduciary duties to the Company and the terms of the Restructuring Agreement. On March 4, 2004, the Court of Chancery for the State of Delaware issued a decision in favor of the Company. As a result, PHIL withdrew its offer and the Hollinger Sale was abandoned. See “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc. and 504468 N.B. Inc.”

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
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in this action. The settlement provides for $50.0 million to be paid to the

Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. and several other insureds under the insurance policies have challenged the funding of the settlement by the insurers and have commenced applications in the Ontario Superior Court of Justice for this purpose. The settlement is subject to the Ontario Court’s approval of the funding and proceedings on the matter are ongoing. In a decision dated January 13, 2006, the Ontario Court provisionally endorsed the funding of the settlement by American Home Assurance Company and the Chubb Insurance Company of Canada, but the Ontario Court will conduct further proceedings on April 7, 2006 to resolve certain remaining issues concerning the approval of this funding. The settlement is also subject to approval by the Court of Chancery of the State of Delaware. See “— Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada” below.
      The parties to the settlement include former independent directors Burt, Kissinger, Meitar, Thompson, Dwayne O. Andreas, Raymond G. Chambers, Marie-Josee Kravis (“Kravis”), Robert S. Strauss, A. Alfred Taubman, George Weidenfeld and Leslie H. Wexner. The plaintiff had previously dismissed Special Committee members Graham W. Savage, Raymond G.H. Seitz, and Paris as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.
      The other defendants named in the suit, who are not parties to the settlement, are Black, Amiel Black, Colson, Richard N. Perle (“Perle”), Radler, Atkinson, Bradford Publishing Co. (“Bradford”) and Horizon Publications, Inc. (“Horizon”). Bradford and Horizon are private newspaper companies controlled by Black and Radler. The Company, through the Special Committee, has previously announced a settlement of its claims against Atkinson, and the Company anticipates that the Atkinson settlement will be presented to the Court of Chancery for the State of Delaware for approval in conjunction with the independent director settlement.
      The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Black, Amiel Black, Radler, Colson, Perle, Boultbee, Hollinger Inc., Ravelston, and RMI. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors” below.

Stockholder Class Actions
      In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint are Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They are purporting to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserts claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint seeks unspecified monetary damages, rescission, and an injunction against future violations. In January 2005, the defendants in In re Hollinger International Inc. Securities Litigation, including the Company, filed motions to dismiss the second consolidated amended class action complaint in the United States District Court for the Northern District of Illinois. The motions are pending.

      On September 7, 2004, a group allegedly comprised of those who purchased stock in one or more of the defendant corporations initiated purported class actions by issuing Statements of Claim in Saskatchewan and Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, are identical in all material respects. The defendants include the Company, certain former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys LLP, the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Saskatchewan Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.C. 1985, c. C.-44 and seek unspecified monetary damages. On July 8, 2005, the Company and other defendants served motion materials seeking orders dismissing or staying the Saskatchewan claim on the basis that the Saskatchewan court has no jurisdiction over the defendants or, alternatively, that Saskatchewan is not the appropriate forum to adjudicate the matters in issue. The motion was heard by the Saskatchewan Court of Queen’s Bench on September 6 and 7, 2005. On February 28, 2006, the court stayed the action until September 15, 2007. The claimants may apply to have the stay lifted prior to that date if they are unable effectively to pursue their claims by way of the Illinois or Ontario class actions or in an SEC proceeding.
      On February 3, 2005, substantially the same group of plaintiffs as in the Saskatchewan and Ontario claims initiated a purported class action by issuing a Statement of Claim in Quebec, Canada. The Quebec claim, issued in that province’s Superior Court, is substantially similar to the Saskatchewan and Ontario claims and the defendants are the same as in the other two proceedings. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act and breaches of obligations under the Canada Business Corporations Act and seek unspecified money damages.

Tweedy Browne Litigation
      On December 2, 2003, Tweedy, Browne Global Value Fund and Tweedy Browne (together, the “Tweedy Browne Plaintiffs”), stockholders of the Company, initiated an action against the Company in the Court of Chancery for the State of Delaware in and for Castle County to recover attorneys’ fees and costs in connection with informal inquiries and other investigations performed by and on behalf of the Tweedy Browne Plaintiffs concerning conduct that subsequently was investigated by the Special Committee. The complaint seeks an award of attorneys’ fees “commensurate with the corporate benefits that have been or will be conferred on the Company as a result of the efforts undertaken by plaintiffs and their counsel.” On August 22, 2005, the Company moved to dismiss the action. The court denied the motion on February 9, 2006, and ordered that the application for attorneys’ fees by the Tweedy Browne Plaintiffs be consolidated with the action entitled Cardinal Value Equity Partners, L.P. v. Black, et al. (See “Stockholder Derivative Litigation” above). Counsel for the Tweedy Browne Plaintiffs stated in court papers that they were seeking $5.0 million. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Litigation Involving Controlling Stockholder, Senior Management and Directors
      On January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and Boultbee, which complaint was amended on May 7, 2004, and again on October 29, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698 (the “Special Committee Action”). The second amended complaint, in which Amiel Black, Colson and Perle are also named as defendants, seeks to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. The second amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, conversion, fraud and civil conspiracy in connection with transactions described in the Report, including, among other transactions, unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. All defendants have answered the second amended complaint, and with their answers defendants Black, Radler, Boultbee, Amiel Black and Colson asserted third-party claims against Burt, Thompson and Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. On January 25, 2006, the court dismissed those third-party claims, and on February 8, 2006, defendants moved for reconsideration of that decision. In addition, Black asserted counterclaims against the Company alleging breach of his stock option contracts with the Company and seeking a declaration that he may continue participating in the Company’s option plans and exercising additional options. On May 26, 2005, the Company filed its reply to Black’s counterclaims.
      Ravelston and RMI asserted counterclaims against the Company and third-party claims against HCPH Co. and Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004, and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent Agreement” (“Consent”) between the Company and Wachovia Trust Company. The Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8 % Senior Secured Notes due 2011. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. The Company filed a motion to dismiss these claims on August 15, 2005. On March 3, 2006, the court granted the motion to dismiss the claim based on the Consent, ruled that Ravelston and RMI are not entitled to the same management fee that they obtained in 2003 and denied the motion to dismiss the other claims. On January 26, 2006, Ravelston and RMI also asserted third-party claims against Bradford and Horizon and its affiliates. These claims seek contribution for some or all of any damages for which Ravelston and RMI are held liable to the Company.
      The U.S. Attorney’s Office intervened in the case and moved to stay discovery until the close of the criminal proceedings. On March 2, 2006, the court granted the motion over the Company’s objection.

Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.
      On January 26, 2004, the Company filed a complaint against Black, Hollinger Inc. and an affiliated entity in the Court of Chancery for the State of Delaware in and for New Castle County. In this action, the Company sought relief declaring: (i) that a written consent by defendants purporting to abolish the CRC and to amend the Company’s bylaws was invalid; (ii) that the SRP adopted by the CRC on January 25, 2004 was valid; and (iii) that, under the Hollinger Sale, the shares of Class B Common Stock held by Hollinger Inc. would convert to shares of Class A Common Stock. The Company’s complaint also asserted claims that defendants breached their fiduciary duties to the Company and breached the terms of the Restructuring Agreement through their activities in connection with the Hollinger Sale and the purported bylaw amendments.
      On February 3, 2004, defendants filed a counterclaim against the Company, members of the CRC, and Breeden, advisor and counsel to the Special Committee (See “— United States Securities and Exchange Commission v. Hollinger International Inc.” below). In their counterclaim, defendants sought declaratory relief declaring that their bylaw amendments were valid and that the SRP and other actions by the CRC were invalid. Defendants also asserted claims of breach of fiduciary duty, misrepresentation, tortious interference with the Hollinger Sale, breach of the Restructuring Agreement, and violation of the just compensation and due process provisions of the Fourteenth Amendment to the U.S. Constitution. In addition to declaratory and injunctive relief, defendants sought unspecified damages.
      On March 4, 2004, the Court of Chancery entered an order and judgment declaring that Hollinger Inc.’s purported amendments to the Company’s bylaws were invalid, that the CRC was and remained duly constituted, and that the SRP was valid. The Court of Chancery’s order also dismissed defendants’ breach of fiduciary duty, tortious interference, and Fourteenth Amendment counterclaims and preliminarily enjoined the defendants from taking any action to consummate any transaction in violation of the provisions of the Restructuring Agreement, including the Hollinger Sale and any other breaches of the Restructuring Agreement by defendants.

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

Black v. Hollinger International Inc., filed on April 5, 2004
      On April 5, 2004, Black filed an action against the Company in the U.S. District Court for the Northern District of Illinois alleging that the Company breached its obligations to Black under three stock option plans. The complaint sought (i) specific performance or damages for the alleged breaches, (ii) damages for the Company’s alleged failure to issue to Black 145,000 and 1,218,750 shares of Class A Common Stock upon alleged exercises by Black of options on February 13, 2004 and April 2, 2004, respectively, and (iii) declaratory judgment that Black’s removal as Chairman of the Company and from the Telegraph Group did not constitute termination of employment under the 1997 Stock Option Plan and that his options must be treated equally with those of other executive officers and directors of the Company. The total damages sought were the highest value of 145,000 shares of Class A Common Stock after February 13, 2004, less the option exercise price, plus pre-judgment interest, and the highest value of 1,218,750 shares of Class A Common Stock after April 2, 2004, less the option exercise price, plus pre-judgment interest. On November 11, 2004, the court dismissed the action without prejudice, granting Black leave to refile his claims as counterclaims in Hollinger International Inc. v. Hollinger Inc., et al. which is described in “— Litigation Involving Controlling Stockholder, Senior Management and Directors” above.

Black v. Hollinger International Inc., filed on May 13, 2005
      On May 13, 2005, Black filed an action against the Company in the Court of Chancery of the State of Delaware in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In his initial complaint, Black sought payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees.
      In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described above (the “Delaware Litigation”), and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware Litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly LLP fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler and Boultbee. Black filed an amended complaint on July 11, 2005. In addition to the relief sought in the initial complaint, the amended complaint seeks advancement of the fees of two other law firms — Baker Botts LLP and Schopf & Weiss LLP — totaling about $435,000. On July 21, 2005, Hollinger Inc. moved to dismiss the Company’s third-party claims.
      In March 2006, Black and the Company reached an agreement to settle the claims asserted against each other. Pursuant to the settlement agreement, the Company will advance approximately $4.4 million for legal bills previously submitted to the Company for advancement, which reflects an offset for amounts previously advanced to Black that he was required to repay as a result of the rulings against him in the Delaware Litigation. In connection with future legal bills, the Company will advance 75% of the legal fees of attorneys representing Black in the criminal case pending against him in the United States District Court for the Northern District of Illinois and 50% of his legal fees in other matters pending against him. All such advancement is subject to Black’s undertaking that he will repay such fees if it is ultimately determined that he is not entitled to indemnification. The settlement agreement does not affect the Company’s third-party claim against Hollinger Inc.

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
      On March 5, 2004, a statement of defense and counterclaim was issued by Ravelston and RMI against the Company and two of its subsidiaries, Publishing and HCPH Co. The counterclaim seeks damages in the amount of approximately $174.3 million for alleged breaches of the services agreements between the parties and for alleged unjust enrichment and tortious interference with economic relations by reason of those breaches. On March 10, 2004, Hollinger Inc. filed a statement of defense and counterclaim against the Company seeking Cdn.$300.0 million, claiming that by the Company’s refusal to pay its obligations under its services agreement with Ravelston, the Company intended to cause Ravelston to default in its obligations to Hollinger Inc. under a support agreement between Ravelston and Hollinger Inc., and intended to cause Hollinger Inc. to default on its obligations under its outstanding notes, with the resulting loss of its majority control of the Company. This litigation was stayed in May 2004 pending a final resolution of the proceedings in Illinois and Delaware.

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

United States Securities and Exchange Commission v. Hollinger International Inc.
      On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction (the “Court Order”) against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order requires the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as a special monitor of the Company under certain circumstances, including the election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. On January 24, 2006, Hollinger Inc. elected two directors without such approval and Breeden became the Company’s Special Monitor. See “Item 1A — Risk Factors — Risks Relating to Control and Improper Conduct by Controlling Stockholder — The Company’s controlling stockholder may cause actions to be taken that are not supported by the Company’s Board of Directors or management and which might not be in the best interests of the Company’s public stockholders.”
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
      The SEC alleges that the scheme used by Black, Radler and Hollinger Inc. included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other former directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell Company assets for the benefit of all of the Company’s stockholders and not to undermine that process by engaging in transactions for the benefit of himself and Hollinger Inc. The SEC further alleges that Black and Radler misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.
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
      On March 10, 2005, the SEC filed an amended complaint that corrects several minor errors in the original complaint, extends the SEC’s claim of federal securities law violations to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On September 14, 2005, the court granted a motion by the U.S. Attorney’s Office to stay discovery, other than document discovery, pending resolution of the government’s criminal case and investigation. On December 14, 2005, the court granted the U.S. Attorney’s Office’s motion for a complete discovery stay pending resolution of the criminal case. It is not yet possible to determine the ultimate outcome of this action.

Receivership and CCAA Proceedings in Canada involving the Ravelston Entities
      On April 20, 2005, Ravelston and RMI were placed in receivership by the Receivership Order and granted protection by a separate order pursuant to the CCAA Order. The court appointed RSM Richter Inc. as the Receiver to monitor all assets of Ravelston and RMI. On May 18, 2005, the court extended the orders to include Argus Corporation and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent the Special Committee’s action in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI (See “—Litigation Involving Controlling Stockholder, Senior Management and Directors” above). According to public filings of Hollinger Inc., the Ravelston Entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.’s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company’s SRP to designate the Receiver as an “exempt stockholder”, the Receiver took possession and control over those shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of this action, a change of control of the Company may be deemed to have occurred.
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
      By a second order of the Ontario Superior Court of Justice on July 19, 2005, on motion by the Receiver, the court declared that any realization on the common shares of Hollinger Inc. held directly or indirectly by the Ravelston Entities, the ability of any holder of a security interest granted by the Receiver to realize upon such security interest and title to the common shares acquired from the Receiver or through a realization by a security holder, shall be free and clear of any and all forfeiture claims asserted by the United States Attorney under the Racketeer Influenced and Corrupt Organizations Act. This order was made subject to a “comeback clause” permitting the United States Attorney to apply to vary or amend the order. The United States Attorney did not respond to the motion and the court was advised that the United States Attorney took the position that it was not bound by any order made by the Ontario Superior Court of Justice.
      By a third order of the Ontario Superior Court of Justice on August 25, 2005, on motion by the Receiver, the court authorized the Receiver to enter into a settlement of a dispute between the Receiver and CanWest Global Communications Corp. (“CanWest”) with respect to the termination of the management services agreement among Ravelston, CanWest and The National Post Company dated November 15, 2000. Immediately prior to the appointment of the Receiver, Ravelston gave notice that it would terminate the management services agreement, effective six months later. The following day, after the Receiver was appointed, CanWest terminated the management services agreement on the grounds that Ravelston had ceased carrying on business and had become insolvent. The dispute related to whether a termination fee was payable upon termination. The Receiver claimed that a termination fee of Cdn. $22.5 million was payable, plus an accrued fee of Cdn.$3.0 million for 2005 (one-half of the annual fee). CanWest claimed that no termination fee or accrued management fee was payable. The parties settled the dispute by agreeing that CanWest would pay a termination fee of Cdn.$11.25 million, plus Cdn.$1.5 million in respect of the 2005 annual fee, for a total payment of Cdn.$12.75 million. The court approved this settlement as being fair and reasonable.
      On August 31, 2005, as mentioned above, the Receiver served a motion seeking to establish a process for the assertion and resolution of claims against the Ravelston Entities. The purpose of the claims process is to determine the status and quantum of creditor claims for the purpose of a distribution to creditors from the estate of the Ravelston Entities.
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
      On October 4, 2005, the Ontario Superior Court of Justice made an order upon application by the Receiver authorizing the Receiver, on behalf of Ravelston, to accept service of the federal indictment described in “— Federal Indictment of Ravelston and Former Company Officials” below, and to voluntarily appear and enter a plea of not guilty to the indictment. Black filed a notice of appeal to the Ontario Court of

Appeal. The Receiver disputed Black’s entitlement to appeal the October 4, 2005 order contending that Black required leave to appeal to the Ontario Court of Appeal. On October 18, 2005, a panel of the Ontario Court of Appeal heard argument on the Receiver’s motion to quash Black’s appeal and on Black’s cross-motion for leave to appeal if required.
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
      On November 21, 2005, the Ontario Superior Court of Justice entered an order that, among other things, permits the Receiver to use Cdn.$9.25 million from the settlement between the Receiver and CanWest in relation to the dispute over the termination of the management services agreement, in which the Company had a security interest, among Ravelston, CanWest and The National Post Company dated November 15, 2000, to fund the costs of the receivership. As part of the order, the Company was granted a replacement lien on Ravelston’s assets in the amount of Cdn.$9.25 million. This lien is subordinate to certain other liens on Ravelston’s assets, including liens in favor of the Receiver.
      In its November 21, 2005 order, the Ontario Superior Court of Justice also extended the claims bar date (the “Claims Bar Date”) for filing a proof of claim with the Receiver (previously set for December 15, 2005) to February 16, 2006. The Claims Bar Date was further extended to May 19, 2006, by order of the Ontario Superior Court of Justice dated February 6, 2006. The stay of proceedings for the Ravelston Entities was also extended to June 16, 2006, in that February 6, 2006 Order.
      On January 25, 2006, the Ontario Superior Court of Justice temporarily lifted the stay of proceedings to permit Black, Amiel-Black, Moffat, Black-Amiel, Colson and Boultbee to issue a Statement of Claims against the Ravelston Entities and others, seeking contribution and indemnity in relation to a number of outstanding litigation actions.
      On January 26, 2006, the Ontario Superior Court of Justice temporarily lifted the stay of proceedings to permit Hollinger Inc. to issue a new Statement of Claim against the Ravelston Entities and others. After granting that Order, Hollinger Inc. then issued the Statement of Claim, and at that point the stay of proceedings was reinstated.
      On February 22, 2006, the Receiver served a motion in the Ontario Superior Court of Justice seeking to temporarily lift the stay of proceedings to permit Shefsky & Froelich Ltd. (“Shefsky”) to file, issue and serve an Application for a Bankruptcy Order, naming the Receiver as the proposed Trustee in Bankruptcy against each of Ravelston and RMI for the purpose of crystallizing the date of the “initial bankruptcy event”. On February 23, 2006, the Company issued its own motion in the Ontario Superior Court of Justice seeking to temporarily lift the stay of proceedings to permit International to file, issue and serve an Application for a Bankruptcy Order against each of Ravelston and RMI, naming A. Farber & Partners Inc. as proposed Trustee in Bankruptcy. The motions were heard on March 1, 2006. The court granted the Receiver’s motion and denied the Company’s motion, stating that “the important issue here is that the bankruptcy event date be crystallized by the issuance of a bankruptcy application” and that it “is for another day” to determine whether the Receiver will be the Trustee in Bankruptcy. On March 2, 2006, Shefsky filed its Application for a Bankruptcy Order, naming the Receiver as the proposed Trustee in Bankruptcy, crystallizing the “initial bankruptcy event” at March 2, 2006.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada
      On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company that was brought by Cardinal Value Equity Partners. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and Ravelston for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company filed an application with the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by American Home Assurance Company, Chubb Insurance Company of Canada, Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question, but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.
      These applications were heard by the Ontario Court on July 20-22, November 29-30 and December 1, 2005. In a decision dated January 13, 2006, the Ontario Court provisionally endorsed the funding of the settlement by American Home Assurance Company and Chubb Insurance Company of Canada, but will conduct further proceedings on April 7, 2006 to resolve certain remaining issues concerning approval of this funding.

The Chicago Sun-Times Circulation Cases
      On October 5, 2004, the Company announced that circulation at the Chicago Sun-Times had been overstated during the period March 1997 to March 2004. Following the announcement, the Company commenced a settlement program targeting approximately 500 major repeat advertisers. The Company participated in a court-approved mediation process that culminated in a class settlement (the “Class Action Settlement”). The Class Action Settlement was given final approval by the Circuit Court of Cook County, Chancery Division, on January 17, 2006. The terms of the Class Action Settlement call for payment by the Chicago Sun-Times to advertisers of $7.6 million in cash and up to $7.3 million in value-added benefits. Additionally, the Chicago Sun-Times will pay cash incentive payments of approximately $0.2 million, additional relief of $50,000, and attorneys’ fees of approximately $5.6 million. The total cash to be paid out by the Chicago Sun-Times under the Class Action Settlement (excluding defense costs and claims administrator costs) is therefore approximately $13.4 million. The cost of value-added benefits paid by the Chicago Sun-Times will vary depending upon the return rate of claims forms.
      The Company in 2004 and early 2005 made private settlements with major advertisers and agreed to provide value added advertising benefits, the cost of which will vary depending on the extent the advertisers use these benefits and the nature of the benefit chosen. The Company is in settlement negotiations with the remaining advertisers whose claims are not settled. The aggregate spend of these advertisers is equal to approximately 9.5% of the total class spend for the relevant period. The Company had previously reserved $27.0 million with regard to this matter. The Company evaluates the adequacy of the reserve on a regular basis and believes the remaining reserve to be adequate, including amounts related to settlements referred to above, as of December 31, 2005.

Federal Indictment of Ravelston and Former Company Officials
      On August 18, 2005, a federal grand jury in Chicago indicted Radler, the Company’s former President and Chief Operating Officer, Mark S. Kipnis (“Kipnis”), the Company’s former Vice President, Corporate Counsel and Secretary, and Ravelston on federal fraud charges for allegedly diverting $32.2 million from the Company through a series of self-dealing transactions between 1999 and May 2001. The indictment, which includes five counts of mail fraud and two counts of wire fraud, alleges that the defendants illegally funneled payments disguised as “non-competition” fees to Radler, Hollinger Inc., and others, at the Company’s expense, and fraudulently mischaracterized bonus payments to certain Company executives as “non-competition” fees in order to defraud Canadian tax authorities. The transactions alleged in the indictment are among the transactions that form the basis for the Company’s civil claims against Radler, Ravelston, and others in the Special Committee Action. On August 24, 2005, Kipnis entered a not guilty plea. On September 20, 2005, Radler pleaded guilty to one count of fraud. Under a plea bargain, he agreed to cooperate with federal prosecutors, accept a prison sentence of two years and five months and pay a $250,000 fine.
      On November 17, 2005, the federal grand jury in Chicago returned an expanded indictment naming new defendants and adding additional fraud charges. The new defendants named in the expanded indictment are Black, as well as Boultbee and Atkinson, both of whom are former executive vice presidents of the Company. The new indictment alleges two new fraud schemes in addition to realleging the scheme in the initial indictment. The indictment alleges that, in the first new scheme, defendants fraudulently diverted an additional $51.8 million from the Company’s multibillion-dollar sale of assets to CanWest in 2000. In the second new scheme, the indictment alleges that Black fraudulently misused corporate perquisites. The indictment also alleges that Black, with Boultbee’s assistance, defrauded the Company of millions of dollars in connection with the Company’s renovation of a New York City apartment for Black and Black’s purchase from the Company of another apartment in the same building.
      On November 22, 2005, Ravelston entered a not guilty plea; on November 29, 2005, Kipnis entered a not guilty plea; on December 1, 2005, Black and Atkinson entered not guilty pleas; and on December 7, 2005, Boultbee entered a not guilty plea.
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

CanWest Arbitration
      On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. On February 6, 2006, approximately $17.5 million of the proceeds from the sale of the remaining Canadian Newspaper Operations was placed in escrow, to be held up to seven years, pending a final award, judgment or settlement in respect of the arbitration (“CanWest Arbitration”). The CanWest Arbitration is in preliminary stages, and it is not yet possible to determine its ultimate outcome.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.
      On December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. In August 2004, The National Post Company obtained an order for partial summary judgment ordering the Company to pay The National Post Company Cdn.$22.5 million plus costs and interest. On November 30, 2004, the Company settled the appeal of the partial summary judgment by paying The National Post Company the amount of Cdn.$26.5 million. This amount includes payment of the Cdn.$22.5 million in principal plus interest and related costs. The two remaining matters in this action consist of a claim for Cdn.$2.5 million for capital and operating requirements of The National Post Company and a claim for Cdn.$752,000 for newsprint rebates. This action has been discontinued and claims have been transferred to the CanWest Arbitration on consent of the parties.
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

Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.
      On November 3, 2004, Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc. filed an action in the Supreme Court of the State of New York, in Albany County, against Sugra (Bermuda) Limited (“Sugra (Bermuda)”), which is a subsidiary of Publishing, and against Hollinger Inc. The action is entitled Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc., No. 1:04-cv-01436-GLD-DRH (N.D.N.Y.). The action alleges that Sugra (Bermuda) defaulted under the terms of a 1995 aircraft lease agreement, and that Hollinger Inc. is a guarantor of Sugra (Bermuda)’s obligations under the lease. In the initial complaint, the plaintiffs sought $5.1 million in damages, plus interest at the rate of 18 percent per annum and attorneys’ fees. On December 20, 2004, the action was moved from state court to the United States District Court for the Northern District of New York.
      On December 22, 2005, the Company settled this matter for $0.8 million and the parties have agreed to dismiss all claims, cross claims, and third-party claims against one another. As a result of this settlement, the Company has recognized a charge of $0.8 million in “Other income (expense), net” for the year ended December 31, 2005.

Boultbee v. Hollinger International Inc., filed August 25, 2005
      On August 25, 2005, Boultbee filed an action against the Company in the Court of Chancery of the State of Delaware alleging that the Company wrongfully failed to advance to him legal fees and expenses he allegedly incurred in connection with certain actions and investigations. He sought an order requiring the Company to pay approximately $0.3 million in advancement for such legal fees, plus interest, and declaring that he is entitled to such advancement going forward. He also sought an award of attorneys’ fees for bringing the action. In September 2005, the Company filed counterclaims seeking a declaration that Boultbee was not entitled to advancement in connection with certain proceedings and that he was liable for repayment of 50% of amounts already advanced to him. In February 2006, the parties agreed to settle the matter. Pursuant to the settlement, Boultbee will receive advancement for a portion of his prior legal fees, and specified percentages of his future legal fees in connection with various matters, subject to his undertaking that he will repay such fees if it is ultimately determined that he is not entitled to indemnification. As a result of this agreement, the Company has recognized a charge of $2.0 million for the year ended December 31, 2005 to accrue for estimated indemnification fees related to Boultbee.

Other Matters
      The Company and members of the Special Committee have had a suit filed against them before the Ontario Superior Court of Justice by Boultbee whose position as an officer was terminated in November 2003. In November 2003, the Special Committee found that Boultbee received approximately $0.6 million of “non-competition” payments that had not been properly authorized by the Company. The Company was unable to reach a satisfactory agreement with Boultbee for, among other things, repayment of these amounts and as a result, terminated his position as an officer of the Company. Boultbee is asserting claims for wrongful termination, indemnification for legal fees, breach of contract relating to stock options and loss of reputation, and is seeking approximately Cdn.$16.1 million from the defendants. The action is in its preliminary stages, and it is not yet possible to determine its ultimate outcome. On November 18, 2004, the Company and

Boultbee resolved Boultbee’s claim for advancement and indemnification of legal fees, as part of which Boultbee agreed to discontinue this portion of his claim. On June 21, 2005, the Company filed a motion to stay this action until the litigation in Illinois involving the Company, Boultbee and others has been concluded. By consent order dated March 27, 2006, this action is stayed and Boultbee’s claim for advancement and indemnification of legal fees in this action has been discontinued. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”
      On June 27, 2005, Kenneth Whyte, former editor-in-chief of the National Post, filed an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Whyte v. Hollinger International Inc., Index No. 602321/05. Whyte alleges that the Company improperly declined to allow him to exercise his vested stock options in February 2004 and asserts damages of approximately $0.7 million. In September 2005, the Company moved to dismiss the action. On February 28, 2006, the court granted the motion to dismiss one count of the complaint and denied the motion to dismiss the other two counts. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.
      Stockgroup Information Systems Inc. and Stockgroup Media Inc. (collectively referred to as “Stockgroup”) commenced an action in Ontario against Hollinger Inc. and HCPH Co. Stockgroup alleges that Hollinger Inc. and HCPH Co. owe them damages in respect of advertising credits. Stockgroup is seeking, jointly and severally, the amount of approximately $0.5 million from Hollinger Inc. and HCPH Co., plus interest and costs. The action was commenced on January 14, 2005 against Hollinger Inc. and on May 31, 2005 Stockgroup added HCPH Co. as a defendant. Hollinger Inc. and HCPH Co. have defended the claim. Affidavits of documents have been exchanged and examinations for discovery have been completed. It is not possible to determine the ultimate outcome of this action.
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
      Management believes that the outcome of any pending claims or proceedings described under “Other Matters” will not have a material adverse effect on the Company taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Class A Common Stock is listed on the New York Stock Exchange under the trading symbol HLR. At December 31, 2005 there were 75,687,055 shares of Class A Common Stock outstanding, excluding 12,320,967 shares held by the Company, and these shares were held by approximately 190 holders of record and approximately 1,840 beneficial owners. As of December 31, 2005, 14,990,000 shares of Class B Common Stock were outstanding, all of which were owned by Hollinger Inc.
      The following table sets forth for the periods indicated the high and low sales prices for shares of the Class A Common Stock as reported by the New York Stock Exchange Composite Transactions Tape for the

periods since January 1, 2004, and the cash dividends paid per share on the Class A and Class B Common Stock.

			Cash
	Price Range		Dividends
			Paid per
Calendar Period	High	Low	Share

2004
First Quarter	$19.81	$14.25	$0.05
Second Quarter	20.50	15.81	0.05
Third Quarter	17.75	15.60	0.05
Fourth Quarter	18.95	15.38	0.05
2005
First Quarter	$15.93	$10.75	$5.55
Second Quarter	11.01	9.06	0.05
Third Quarter	10.60	9.51	0.05
Fourth Quarter	9.84	8.45	0.05
2006
Through March 23, 2006	$9.70	$8.40	$0.05
      On December 31, 2005, the closing price of the Company’s Class A Common Stock was $8.96 per share.
      Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid.
      As a holding company, the Company’s ability to declare and pay dividends in the future with respect to its Common Stock will be dependent upon, among other factors, its results of operations, financial condition and cash requirements, the ability of its subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in future loan agreements and other financing obligations to third parties relating to such subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities. The Company has paid all dividends that have been declared during 2005 and the regular dividend declared on March 2, 2006 is payable on April 17, 2006.
Equity Compensation Plan Information

Number of Securities
Remaining Available
	(a)		for Future Issuance
	Number of Securities		Under Equity
	to Be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders	4,211,580	$8.19	3,047,773
Equity compensation plans not approved by security holders	—	—	—

Total	4,211,580	$8.19	3,047,773

      See Note 14 to the Company’s consolidated financial statements herein for the summarized information about the Company’s equity compensation plans.

Recent Sales of Unregistered Securities
      None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      None.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Operations Data(1):
Operating revenue:
Advertising	$357,820	$362,355	$352,029	$341,262	$377,258
Circulation	88,150	90,024	86,532	89,427	107,391
Job printing	9,194	8,648	7,903	7,237	7,956
Other	2,725	3,412	4,325	3,852	12,047

Total operating revenue	457,889	464,439	450,789	441,778	504,652
Operating costs and expenses	437,486	455,341	447,106	391,553	538,063
Depreciation and amortization(2)	30,721	31,109	37,683	37,975	45,156

Operating income (loss)	(10,318)	(22,011)	(34,000)	12,250	(78,567)
Interest expense	(909)	(19,044)	(29,332)	(57,295)	(77,474)
Amortization of deferred financing costs	(26)	(780)	(1,503)	(5,585)	(10,367)
Interest and dividend income	11,625	11,427	14,557	8,782	41,011
Other income (expense), net(3)	(3,839)	(95,690)	51,985	(180,954)	(308,588)

Earnings (loss) from continuing operations before income taxes	(3,467)	(126,098)	1,707	(222,802)	(433,985)
Income taxes (benefit)	42,467	29,462	112,168	29,194	(45,591)

Loss from continuing operations	(45,934)	(155,560)	(110,461)	(251,996)	(388,394)

Earnings from discontinued operations (net of income taxes)	33,965	390,228	36,153	21,367	59,888

Net earnings (loss)	$(11,969)	$234,668	$(74,308)	$(230,629)	$(328,506)

Diluted earnings per share:
Loss from continuing operations	$(0.51)	$(1.72)	$(1.27)	$(2.62)	$(3.88)
Earnings from discontinued operations	0.38	4.31	0.42	0.22	0.60

Net earnings (loss)(4)	$(0.13)	$2.59	$(0.85)	$(2.40)	$(3.28)

Cash dividends per share paid on Class A and Class B Common Stock	$5.70	$0.20	$0.20	$0.41	$0.55

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data(1):
Working capital (deficiency)(a)	$(369,572)	$(153,338)	$(390,403)	$(754,307)	$92,738
Total assets(5)	1,065,328	1,738,898	1,785,104	2,161,433	2,076,958
Long-term debt, less current installments	919	2,053	308,144	310,105	806,512
Redeemable preferred stock	—	—	—	8,650	8,582
Total stockholders’ equity (deficit)	(169,851)	152,186	4,926	117,933	345,656

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Segment Data(1):
Operating revenue:
Sun-Times News Group	$457,889	$464,439	$450,789	$441,778	$442,884
Canadian Newspaper Operations	—	—	—	—	60,954
U.S. Community Group	—	—	—	—	814

Total operating revenue	$457,889	$464,439	$450,789	$441,778	$504,652

Operating income (loss):
Sun-Times News Group	$47,608	$96,420	$24,358	$38,640	$5,965
Canadian Administrative Group	(2,619)	(6,909)	(12,984)	(6,805)	(65,262)
U.S. Community Group	—	—	—	—	(121)
Investment and Corporate Group	(55,307)	(111,522)	(45,374)	(19,585)	(19,149)

Total operating income (loss)	$(10,318)	$(22,011)	$(34,000)	$12,250	$(78,567)

(a)	Excluding escrow deposits and restricted cash, assets and liabilities of operations to be disposed of and current installments of long-term debt.

(1)	The financial data as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. The financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from audited consolidated financial statements not presented separately herein. The financial data for all periods has been revised to reflect discontinued operations treatment of the Canadian Newspaper Operations, Telegraph Group and Palestine Post Limited (previously reported under the Community Group). During 2001, the Company disposed of its remaining U.S. Community Group Newspapers and most of its remaining Canadian Newspapers.

(2)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a consequence, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives. See Note 1(j) of Notes to the consolidated financial statements.

(3)	The principal components of “Other income (expense), net” are presented below:

	2005	2004	2003	2002	2001

	(In thousands)
Loss on extinguishment of debt	$—	$(60,381)	$(37,291)	$(35,460)	$—
Write-down of investments	(298)	(365)	(7,700)	(40,150)	(48,037)
Write-down and expenses related to FDR Collection	(795)	—	(6,796)	—	—
Gain (loss) on Participation Trust and CanWest Debentures, including exchange gains and losses	—	(22,689)	83,681	914	(6,938)
Foreign currency gains (losses), net	(2,171)	1,634	1,285	(95,337)	11,643
Losses on Total Return Equity Swap	—	—	—	(15,237)	(73,863)
Loss on sales of publishing interests, net	—	(7,900)	(6,251)	—	(3,230)
Legal settlement	(800)	—	—	—	—
Settlements with former directors and officers	—	1,718	31,547	—	—
Gain (loss) on sale of investments	2,511	1,709	2,129	—	(147,213)
Gain on sale of non-operating assets	31	1,090	—	4,295	1,074
Write-down of property, plant and equipment	—	—	(5,622)	—	(1,343)
Equity in losses of affiliates, net of dividends received	(1,752)	(3,897)	(2,957)	(1,265)	(12,292)
“Non-competition” payments	—	—	—	—	(6,100)
Other	(565)	(6,609)	(40)	1,286	(22,289)

	$(3,839)	$(95,690)	$51,985	$(180,954)	$(308,588)

(4)	The Company’s diluted earnings per share is calculated on the following diluted number of shares outstanding (in thousands): 2005 — 90,875, 2004 — 90,486, 2003 — 87,311, 2002 — 96,066 and 2001 — 100,128.

(5)	Includes goodwill and intangible assets, net of accumulated amortization, of $221.1 million at December 31, 2005, $225.5 million at December 31, 2004, $231.9 million at December 31, 2003, $245.3 million at December 31, 2002 and $287.7 million at December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      As previously noted, the results of operations and financial condition of the Canadian Newspaper Operations and those operations sold in prior years, the largest of which was the Telegraph Group, are reported as discontinued operations for all periods presented. All amounts relate to continuing operations unless otherwise noted.
Overview
      The Company’s business is concentrated in the publishing, printing and distribution of newspapers under the Sun-Times News Group operating segment. The Sun-Times News Group represents 100% of the Company’s revenue and includes the Chicago Sun-Times, Post Tribune, Daily Southtown, Naperville Sun and other city and suburban newspapers in the Chicago metropolitan area.
      The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 78% of the Company’s consolidated revenue for the year ended December 31, 2005. Advertising revenue is largely comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy in general, on both a national and local level, and in individual business sectors. The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest and the fourth quarter being the highest. Advertising revenue is recognized upon publication of the advertisement.
      Approximately 19% of the Company’s revenue for the year ended December 31, 2005 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.
      Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 41% of the Company’s total operating costs for the year ended December 31, 2005. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 15% of the Company’s total operating costs for the year ended December 31, 2005. Newsprint prices are subject to fluctuation as newsprint is a commodity and can vary significantly from period to period. Newsprint costs are recognized upon consumption.
      Management fees paid to Ravelston, RMI and other affiliated entities and costs related to corporate aircraft were incurred at the corporate level and allocated to the operating segments in 2003 and prior periods. The two aircraft were grounded prior to 2004 and consequently, no costs were allocated to the operating segments after 2003. With the termination of the management services agreements effective June 1, 2004 and the sale of one aircraft and lease cancellation of the other, similar charges are not expected to be incurred in future periods. However, litigation against the Company related to the lease cancellation was settled on December 22, 2005 resulting in a charge of $0.8 million included in “Other income (expense), net” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005. See Note 21 to the consolidated financial statements. Management fees and aircraft costs incurred during the year ended December 31, 2003 were approximately $26.0 million and $4.6 million, respectively, of which $9.3 million and $1.2 million, respectively, were allocated to the Telegraph Group and The Jerusalem Post and, accordingly, reflected in discontinued operations. No such fees were allocated to the Canadian Newspaper Operations. Upon completion of the move of the Company’s accounting and finance functions to Chicago from Toronto during 2005, the Company estimates that annualized compensation costs of employees engaged in activities formerly provided under management services agreements with RMI and its affiliates will be approximately $6.0 million.
      All significant intercompany balances and transactions have been eliminated in consolidation.

Developments Since December 31, 2005
      The following events may impact the Company’s consolidated financial statements for periods subsequent to those covered by this report.
      In January 2006, the Company announced a reorganization of its Sun-Times News Group. The reorganization is designed to centralize responsibilities across the organization along functional activities as opposed to local, geographical boundaries. The Company expects the reorganization to reduce staffing levels by approximately 10%, largely through a voluntary separation program. The amount of any resulting restructuring charges will be dependent on the nature and mix of employees leaving through separation payments to be offered to those who voluntarily separate versus through involuntary separation and cannot be estimated at this time.
      On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding Units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate purchase price of $106.1 million, of which approximately $17.5 million has been placed in escrow. A majority of the escrow may be held up to seven years, in respect of contingent obligations related to the CanWest Arbitration. See “Item 3 — Legal

Proceedings — CanWest Arbitration.” Following this sale, the Company no longer has any ownership interest in newspaper operations outside of the Sun-Times News Group.
      On March 2, 2006, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share payable on the Company’s Class A and Class B Common Stock on April 17, 2006 to stockholders of record on April 3, 2006.
      On March 15, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate value of $50.0 million of the Company’s Common Stock in the open market and privately negotiated transactions.

Significant Transactions in 2005
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
      Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors — The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain current and former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation are reflected in “Other operating costs” in the Consolidated Statements of Operations. These costs primarily consist of legal and other professional fees. The legal fees include those incurred directly by the Special Committee in its investigation, the costs of litigation initiated by the Special Committee on behalf of the Company, costs to defend the Company from litigation brought by the Company’s direct and indirect controlling stockholders and various former members of the Company’s management and Board of Directors following the Special Committee’s findings and the Company’s actions in November 2003, and costs to defend the court order in the January 2004 SEC Action against challenges by Hollinger Inc. These costs also include the expenses incurred in cooperating with the various government agencies investigating the matters discussed in the Report, and attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided for by the Company’s by-laws, subject to the undertaking of the recipients to repay the fees advanced should it ultimately be determined by the courts that they are not entitled to be indemnified. The costs incurred are summarized in the following table.

	Year Ended December 31,			Incurred Since
				Inception through
	2005	2004	2003	December 31, 2005 (5)

	(In thousands)
Special Committee’s work(1)	$19,044	$26,605	$7,072	$52,721
Litigation costs(2)	3,601	15,522	1,446	20,569
Indemnification fees and costs(3)	23,363	17,997	1,629	42,989
Recoveries(4)	(32,375)	—	—	(32,375)

	$13,633	$60,124	$10,147	$83,904

(1)	Costs and expenses arising from the Special Committee’s investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware Litigation.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	Represents recoveries directly resulting from the Special Committee’s activities including approximately $30.3 million in a settlement with Torys LLP and $2.1 million in recoveries of indemnification payments from Black. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively, which are included in “Other income expense, net” in the Consolidated Statements of Operations. See Note 17, 21(a) and 22(a) to the consolidated financial statements.

(5)	The Special committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.
      Including the amounts received pursuant to the restitution agreement, the net cost of these activities since the Special Committee was formed aggregated approximately $50.7 million through December 31,2005.
      In March 2006, the Company and Black reached an agreement over past legal fees to be paid on behalf of Black. Under the agreement, the Company agreed to advance specified percentages of Black’s legal fees in particular matters going forward. See “Legal Proceedings — Black v. Hollinger International Inc., filed on May 13, 2005.”
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
      On December 19, 2005, the Company announced that HCPH Co. entered into agreements to sell its 70% interest in Great West Newspaper Group Ltd. and its 50% interest in Fundata for approximately $40.5 million. The transaction closed December 30, 2005. See Note 2 to the consolidated financial statements.
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

Accruals for Contingent Tax Liabilities
      At December 31, 2005, the Company’s Consolidated Balance Sheet includes $920.5 million of accruals intended to cover contingent liabilities for taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of the accruals relates to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken. The Company may also be subject to penalties. The ultimate resolution of these tax contingencies will be dependent upon a number of factors, including discussions with taxing authorities and the nature, extent and timing of any restitution or reimbursement received by the Company.
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

Potential Impairment of Goodwill
      The Company has significant goodwill recorded in its accounts. The Company is required to determine at least annually, whether or not there has been any permanent impairment in the value of these assets. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising spending, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-term negative change in the demographics of newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers.

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

Defined Benefit Pension Plans and Post-Retirement Benefits
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
      Unrecognized actuarial gains and losses are recognized by the Company over a period of approximately 12 years, which represents the weighted-average remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience, changes in assumptions and from differences between expected returns and actual returns on assets. At the end of 2005, the Company had unrecognized net actuarial losses of $67.1 million. These unrecognized amounts could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”
      During 2005, the Company made contributions of $6.1 million to defined benefit pension plans. Global capital market and interest rate fluctuations could impact future funding requirements for such plans. If the actual operation of the plans differs from the assumptions, additional Company contributions may be required. If the Company is required to make significant contributions to fund the defined benefit pension plans, reported results could be adversely affected, and the Company’s cash flow available for other uses would be reduced.
Results of Operations for the Years ended December 31, 2005, 2004 and 2003
      The following table sets forth, for the Company’s segments and for the periods indicated, certain items derived from the Consolidated Statements of Operations.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating revenue:
Sun-Times News Group	$457,889	$464,439	$450,789

Total operating revenue	$457,889	$464,439	$450,789

Operating income (loss):
Sun-Times News Group	$47,608	$96,420	$24,358
Canadian Administrative Group	(2,619)	(6,909)	(12,984)
Investment and Corporate Group	(55,307)	(111,522)	(45,374)

Total operating loss	$(10,318)	$(22,011)	$(34,000)

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenue:
Advertising	$357,820	$362,355	$352,029
Circulation	88,150	90,024	86,532
Job printing	9,194	8,648	7,903
Other	2,725	3,412	4,325

Total operating revenue	457,889	464,439	450,789
Total operating costs and expenses	468,207	486,450	484,789

Operating loss	(10,318)	(22,011)	(34,000)
Interest expense	(909)	(19,044)	(29,332)
Amortization of deferred financing costs	(26)	(780)	(1,503)
Interest and dividend income	11,625	11,427	14,557
Other income (expense), net	(3,839)	(95,690)	51,985

Earnings (loss) from continuing operations before income taxes	(3,467)	(126,098)	1,707
Income taxes	42,467	29,462	112,168

Loss from continuing operations	(45,934)	(155,560)	(110,461)

Earnings from discontinued operations (net of income taxes)	33,965	390,228	36,153

Net earnings (loss)	$(11,969)	$234,668	$(74,308)

Loss per share from continuing operations	$(0.51)	$(1.72)	$(1.27)

Net earnings (loss) per share	$(0.13)	$2.59	$(0.85)

2005 Compared with 2004

Loss from Continuing Operations
      Loss from continuing operations in 2005 amounted to $45.9 million, or a loss of $0.51 per share, compared to a loss of $155.6 million in 2004, or a $1.72 loss per share. The decrease in loss from continuing operations of $109.6 million was due to a decrease in Special Committee costs of $46.5 million to $13.6 million (net of $32.4 million in recoveries resulting from a settlement with Torys and the recovery of indemnification payments from Black) in 2005 from $60.1 million in 2004, a loss in 2004 of $60.4 million related to premiums, fees and other costs to purchase and retire the 9% Senior Notes due 2010 (the “9% Senior Notes”) and related derivatives, a loss in 2004 of $22.7 million related to a special purpose trust (the “Participation Trust”) and related debentures issued by CanWest (the “CanWest Debentures”) (and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar), lower interest expense of $18.1 million, largely due to the repayment of the Senior Notes and lower compensation, insurance, legal and professional, advertising and marketing, severance and circulation restitution costs aggregating $15.6 million (as enumerated below). These improvements were partially offset by lower revenue in 2005 of $6.6 million, increased tax expense in 2005 of $13.0 million, and a decrease in gains on sale of operating assets of $44.7 million.

Operating Revenue and Operating Loss
      Operating revenue and operating loss in 2005 was $457.9 million and $10.3 million, respectively, compared with operating revenue of $464.4 million and an operating loss of $22.0 million in 2004. The decrease in operating revenue of $6.6 million compared to the prior year is largely a reflection of a decrease in advertising revenue of $4.5 million and circulation revenue of $1.9 million. The $11.7 million decrease in operating loss in 2005 is primarily due to a decrease in Special Committee costs of $46.5 million, including the $32.4 million recovery, decreased stock-based compensation expense of $9.5 million, a decrease in insurance costs of $3.0 million, a decrease in legal and professional fees of $3.3 million, a reduction in advertising and marketing expenditures of $2.3 million, lower severance costs of $1.5 million and a decrease in circulation restitution expenses of $2.9 million. These decreases were somewhat offset by decreases of $44.7 million in gains on the sale of operating assets, including a real estate joint venture and related assets, increased wages and benefits of $6.9 million and the previously mentioned decline in revenue.

Operating Costs and Expenses
      Total operating costs and expenses in 2005 decreased by $18.2 million to $468.2 million from $486.5 million in 2004. The decrease is primarily related to the net decrease in the above referenced Special Committee costs of $46.5 million, the decrease in stock-based compensation of $9.5 million, the lower other legal and professional fees of $3.3 million, the $3.0 million decrease in insurance premiums, a reduction in advertising and marketing expenditures of $2.3 million, and non-recurring expenses in 2004 related to circulation restitution of $2.9 million. These decreases were partially offset by increased wages and benefits expense of $6.9 million, increases in newsprint costs of $1.4 million and decreased gains on the sale of operating assets of $44.7 million.

Interest Expense
      Interest expense was $0.9 million and $19.0 million in 2005 and 2004, respectively. The decrease in interest expense largely reflects the retirement of the 9% Senior Notes and related derivatives in July 2004.

Interest and Dividend Income
      Interest and dividend income in 2005 of $11.6 million approximated the $11.4 million in 2004.

Other Income (Expense), Net
      Other income (expense), net, in 2005 improved by $91.9 million to net expense of $3.8 million from net expense of $95.7 million in 2004, primarily due to costs associated with the retirement of the Company’s

9% Senior Notes of $60.4 million in 2004, a loss related to the Participation Trust and related CanWest Debentures of $22.7 million in 2004, losses recorded in 2004 related to sales of publishing interests of $7.9 million and lower equity in losses of affiliates of $2.1 million, partially offset by increased foreign exchange losses of $3.8 million and a decrease in income from settlements with former officers of $1.7 million. See Note 17 to the consolidated financial statements.

Income Taxes
      Income taxes were $42.5 million and $29.5 million in 2005 and 2004, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for deferred tax assets and the impact of intercompany and other transactions between U.S. and foreign entities. Provisions related to contingent liabilities to cover additional taxes and interest that may be payable amounted to $54.3 million in 2005 and $54.8 million in 2004. In addition, the Company recognized an income tax benefit of $16.2 million and $10.7 million in 2005 and 2004, respectively, related to certain contingent tax liabilities that were no longer deemed to be necessary. The Company increased the valuation allowance related to its deferred tax assets to give effect to its assessment of the prospective realization of certain future tax benefits by $8.9 million in 2005 and $38.6 million in 2004. Intercompany and other transactions resulted in expense of $4.6 million and $12.3 million in 2005 and 2004, respectively. See Note 18 to the Company’s consolidated financial statements.

2004 Compared with 2003

Loss from Continuing Operations
      Loss from continuing operations in 2004 amounted to $155.6 million, or a loss of $1.72 per share compared to a loss of $110.5 million in 2003, or a $1.27 loss per share. During 2004 and 2003, the Company incurred costs of $60.1 million and $10.1 million, respectively, with respect to the Special Committee. The Company also incurred costs of approximately $60.4 million related to the premiums, fees and other costs to purchase and retire the 9% Senior Notes and related derivatives in 2004, recognized a loss of $22.7 million related to the Participation Trust and related CanWest Debentures and recognized a gain on sale of assets of $44.8 million. During 2003, the Company also had a number of significant items, including costs on the early retirement of debt of $37.3 million, circulation restitution and settlement costs of $24.1 million, gains related to the Participation Trust and related CanWest Debentures of $83.7 million, RMI management fees and aircraft costs of $20.2 million and income from settlements with former directors and officers of $31.5 million, all on a before tax basis. In addition, income taxes were $82.7 million lower in 2004 as compared to 2003.

Operating Revenue and Operating Loss
      Operating revenue and operating loss in 2004 was $464.4 million and $22.0 million, respectively, compared with operating revenue of $450.8 million and an operating loss of $34.0 million in 2003. The increase in operating revenue of $13.7 million over the prior year is largely a reflection of an increase in advertising revenue of $10.3 million. The $12.0 million decrease in operating loss in 2004 is primarily due to a decrease in RMI management fees and corporate aircraft costs of $19.2 million, an increase of $45.0 million in gains on the sale of operating assets, including a real estate joint venture and related assets and a decrease in circulation restitution expenses of $21.2 million. These improvements were partially offset by an increase in the above referenced costs incurred with respect to the Special Committee of $50.0 million, $5.4 million of insurance premiums related to coverage of directors and officers liability for prior periods, increased stock-based compensation expense of $3.9 million, increases in other corporate legal and professional fees of $7.4 million, an increase in newsprint costs of $2.7 million, and a $1.8 million write-off of intangible assets, while the revenue increase was partially offset by increases in other operating expenses.

Operating Costs and Expenses
      Total operating costs and expenses in 2004 increased by $1.7 million to $486.5 million from $484.8 million in 2003. The increase is primarily related to an increase in the above referenced costs incurred with respect to the Special Committee of $50.0 million and other corporate legal and professional fees of $7.4 million, increased compensation expense of $5.3 million, including increased stock-based compensation of $3.9 million, increases in operating expenses associated with increased operating revenue, including newsprint of $2.7 million, $5.4 million for the previously mentioned insurance premiums and an increase of approximately $6.4 million to increase ongoing directors and officers coverage, and higher insurance premiums generally. These increases were partially offset by the decrease in RMI management fees of approximately $16.2 million and corporate aircraft costs of $3.0 million, increased gains on the sale of operating assets of $45.0 million, decreased expense related to Chicago Sun-Times circulation restitution of $21.2 million, and a decrease in depreciation and amortization expense of $6.6 million, largely resulting from intangibles which became fully amortized at the end of 2003 or during 2004.

Interest Expense
      Interest expense was $19.0 million and $29.3 million in 2004 and 2003, respectively. The decrease in interest expense largely reflects the retirement of the 9% Senior Notes and related derivatives in July 2004.

Interest and Dividend Income
      Interest and dividend income in 2004 was $11.4 million compared with $14.6 million in 2003. This decrease is largely due to a $7.1 million decrease in interest recognized on settlements from former officers and directors in 2003 partially offset by income earned on cash invested from the sale of the Telegraph Group.

Other Income (Expense), Net
      Other income (expense), net, in 2004 worsened by $147.7 million to net expense of $95.7 million from net income of $52.0 million in 2003, primarily due to costs associated with the retirement of the Company’s 9% Senior Notes of $60.4 million, representing an increase in the cost of debt retirement of $23.1 million as compared to the debt retired in 2003, a loss related to the Participation Trust and related CanWest Debentures of $22.7 million, representing a deterioration of $106.4 million as compared to the $83.7 million in gains in 2003, a decrease in settlements with former directors and officers of $29.8 million, and an increase in losses on sales of publishing interests, net of $1.6 million, partially offset by lower asset and investment write-downs, of $19.8 million. See Note 17 to the consolidated financial statements.

Income Taxes
      Income taxes were $29.5 million and $112.2 million in 2004 and 2003, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for deferred tax assets and the impact of intercompany and other transactions between U.S. and foreign entities. Provisions related to contingent liabilities to cover additional taxes and interest that may be payable amounted to $54.8 million in 2004 and $108.2 million in 2003. In both years, the Company recorded changes in the valuation allowance related to its deferred tax assets to give effect to its assessment of the prospective realization of certain future tax benefits. The valuation allowance was increased by $38.6 million in 2004 and decreased by $12.3 million in 2003. Intercompany and other transactions resulted in an expense of $12.3 million in 2004 and a benefit of $3.8 million in 2003. The remaining improvement in income taxes in 2004 versus 2003 is largely due to the tax benefit related to the loss from continuing operations. See Note 18 to the Company’s consolidated financial statements.

Segment Results
      The Company divides its business into one operating segment and two administrative segments; the Sun-Times News Group, the Canadian Administrative Group, and the Investment and Corporate Group.

      A discussion of the results of operations of the Company by segment follows.

Sun-Times News Group
      The following table sets forth, for the Sun-Times News Group, for the periods indicated, certain results of operations and percentage relationships.

	Year Ended December 31,

	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)			(Percentage)
Operating revenue:
Advertising	$357,820	$362,355	$352,029	78.1%	78.0%	78.1%
Circulation	88,150	90,024	86,532	19.3	19.4	19.2
Job printing and other	11,919	12,060	12,228	2.6	2.6	2.7

Total operating revenue	457,889	464,439	450,789	100.0	100.0	100.0

Operating costs and expenses:
Newsprint	69,244	67,823	65,109	15.1	14.6	14.4
Compensation	179,135	174,009	170,483	39.1	37.5	37.8
Other operating costs	131,665	95,662	155,141	28.8	20.6	34.5
Depreciation	18,180	18,673	19,344	4.0	4.0	4.3
Amortization	12,057	11,852	16,354	2.6	2.5	3.6

Total operating costs and expenses	410,281	368,019	426,431	89.6	79.2	94.6

Operating income	$47,608	$96,420	$24,358	10.4%	20.8%	5.4%

2005 Compared with 2004
      Operating revenue for the Sun-Times News Group was $457.9 million in 2005 compared to $464.4 million in 2004, a decrease of $6.6 million.
      Advertising revenue was $357.8 million in 2005 compared with $362.4 million in 2004, a decrease of $4.5 million or 1.3%. The decrease was largely a result of lower retail advertising revenue of $3.2 million, lower classified advertising of $4.0 million and lower national advertising revenue of $0.5 million, partially offset by increased Internet advertising revenue of $3.1 million.
      Circulation revenue was $88.2 million in 2005 compared with $90.0 million in 2004, a decrease of $1.9 million. The decline in circulation revenue was attributable primarily to discounted subscription pricing, particularly in suburban newspapers, of $1.5 million, and volume declines in the daily single copy market.
      Total operating costs in 2005 were $410.3 million compared with $368.0 million in 2004, an increase of $42.3 million. The increase is largely reflective of increases in other operating costs, including a $44.2 million non-recurring gain on asset sales in 2004, and newsprint expense as discussed below.
      Newsprint expense was $69.2 million for 2005, compared with $67.8 million in 2004, an increase of $1.4 million or 2.1%. Total newsprint consumption in 2005 decreased approximately 9% compared with 2004, and the average cost per metric ton of newsprint in 2005 was approximately 12% higher than in 2004.
      Compensation costs in 2005 were $179.1 million compared with $174.0 million in 2004, an increase of $5.1 million or 2.9%. In 2005, benefits costs increased by approximately $3.1 million, primarily due to an increase in workers compensation costs of $2.0 million. Other benefits increased largely due to medical costs and employment taxes. Wages increased approximately $2.0 million, largely in the editorial and production areas reflecting merit and union pay increases.
      Other operating costs in 2005 were $131.7 million compared with $95.7 million in 2004, an increase of $36.0 million. In 2004, the Sun-Times News Group recorded a non-recurring gain on sale of assets of

$44.2 million, slightly offset by costs of $2.9 million for restitution to and settlement of litigation with advertisers as a result of the overstatement of circulation levels in prior years. Other operating costs, excluding those items, decreased in 2005 by $5.3 million primarily as a result of a decrease in directors and officers insurance costs no longer allocated to the segment of $3.8 million and intangible assets written off in 2004 of $1.8 million.
      Depreciation and amortization expense in 2005 was $30.2 million compared with $30.5 million in 2004, a reduction of $0.3 million. This expense includes $7.7 million and $7.3 million in 2005 and 2004, respectively, related to amortization of capitalized direct response advertising costs.
      As a result of the items noted above, operating income in 2005 was $47.6 million compared with $96.4 million in 2004, a decrease of $48.8 million.

2004 Compared with 2003
      Operating revenue for the Sun-Times News Group was $464.4 million in 2004 compared to $450.8 million in 2003, an increase of $13.7 million.
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
      The inflation of circulation figures revealed through the Company’s investigation concluded that the inflation of circulation figures did not result in the misstatement of circulation revenue recognized by the Sun-Times News Group. See discussion of “Other operating costs,” below and “Item 3 — Legal Proceedings — The Chicago Sun-Times Circulation Cases.”
      Total operating costs and expenses were $368.0 million in 2004 compared with $426.4 million in 2003, a decrease of $58.4 million. This decrease is largely reflective of the decrease in other operating costs as discussed below.
      Newsprint expense in 2004 was $67.8 million compared with $65.1 million in 2003, an increase of $2.7 million. Total newsprint consumption in 2004 decreased approximately 8% with the average cost per metric ton of newsprint approximately 10% higher than in 2003. Declines in consumption reflect the cessation of practices relating to the overstatement of circulation and consequent reduction resulting from the printing of excessive copies of certain publications, principally the Chicago Sun-Times, as well as volume declines primarily resulting from the single copy price increase.
      Compensation costs in 2004 were $174.0 million compared with $170.5 million in 2003, an increase of $3.5 million. The increase is largely due to wage increases in the editorial area and approximately $1.1 million in higher benefit costs.
      Other operating costs were $95.7 million in 2004, compared with $155.1 million in 2003, a decrease of $59.5 million. The decrease is reflective of a $44.2 million gain on the sale of assets related to a real estate joint venture, lower circulation restitution expenses of $21.2 million and a reduction in RMI management fees and aircraft costs of $8.2 million, somewhat offset by increases in severance expense of $0.6 million, increased marketing and promotional spending of $6.0 million to support the Chicago Sun-Times’ single copy price increase, increased circulation and distribution costs of $2.6 million, a write-off of intangible assets of $1.8 million and an increase of $3.0 million in insurance costs, primarily director and officer and property insurance.

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
      Operating income totaled $96.4 million in 2004 compared with $24.4 million in 2003, an increase of $72.1 million. The increase reflects the previously noted gain on sale of assets and higher revenue combined with the lower circulation restitution and other operating costs and depreciation and amortization expenses, partially offset by the increases in newsprint and compensation expenses.

Canadian Administrative Group
      The following table sets forth, for the Canadian Administrative Group, for the periods indicated, certain results of operations.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating costs and expenses:
Compensation	$(1,249)	$2,084	$8,097
Other operating costs	3,753	4,740	4,828
Depreciation and amortization	115	85	59

Total operating costs and expenses	2,619	6,909	12,984

Operating loss	$(2,619)	$(6,909)	$(12,984)

2005 Compared with 2004
      The operating loss of the Canadian Administrative Group was $2.6 million in 2005 compared to $6.9 million in 2004. Total operating costs and expenses decreased approximately $4.3 million compared to 2004, primarily due to a decrease in compensation costs of $3.3 million as the result of income resulting from the actuarial adjustment of pension, post-retirement and post-employment obligations. These obligations relate to pension and post-retirement liabilities to retired employees not assumed by the purchasers of the related businesses when those businesses were sold in prior years. Other operating costs decreased $1.0 million, primarily due to a decrease in legal and consulting fees.

2004 Compared with 2003
      The operating loss of the Canadian Administrative Group was $6.9 million in 2004 compared to $13.0 million in 2003. Total operating costs and expenses decreased approximately $6.1 million compared to 2003, primarily due to a decrease in compensation costs of $6.0 million as the result of lower pension, post-retirement and post-employment obligation expense. These obligations relate to pension and post-retirement liabilities to retired employees not assumed by the purchasers of the related businesses when those businesses were sold in prior years. Other operating costs decreased $0.1 million as the net result of increases primarily due to exchange rate effects and higher legal and consulting fees, offset by a decrease in RMI management fees of $2.7 million.

Investment and Corporate Group
      The following table sets forth, for the Investment and Corporate Group, for the periods indicated, certain results of operations.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating costs and expenses:
Compensation	$14,110	$18,502	$10,687
Other operating costs	40,828	92,521	32,761
Depreciation	369	499	1,926

Total operating costs and expenses	55,307	111,522	45,374

Operating loss	$(55,307)	$(111,522)	$(45,374)

2005 Compared with 2004
      Total operating costs and expenses for the Investment and Corporate Group were $55.3 million in 2005 compared to $111.5 million in 2004. Compensation costs decreased by $4.4 million, due to a decrease in stock-based compensation of $9.5 million to $1.1 million in 2005 from $10.6 million in 2004, which was partially offset by an increase in wages and benefits of $5.1 million, including severance expense in 2005 of $1.6 million and duplicative accounting costs due to the transition from Toronto, Ontario to Illinois. The stock-based compensation costs were a result of deferred stock units expensed over their vesting period, modifications made to options granted to individuals that lengthened the period of time that their options would be exercisable after their employment with the Company was terminated and the impact of options modified in prior years. See Note 14 to the consolidated financial statements. Other operating costs decreased $51.7 million, largely due to a decrease in Special Committee costs of $46.5 million to $13.6 million in 2005 from $60.1 million in 2004. This decrease is primarily due to $32.4 million in recoveries during 2005 and lower legal and professional fees incurred by the Committee. See Note 16 to the consolidated financial statements. In addition, other legal and professional fees were lower by $3.6 million in 2005 primarily due to lower legal and audit fees of $2.7 million compared to 2004.
      As noted in the discussion of operating results for the Sun-Times News Group above, beginning in 2005, D&O insurance is no longer allocated to the segments. The resulting increase in expense at the Investment and Corporate Group was more than offset by the decrease resulting from the non-recurring D&O premium of $5.4 million recognized in 2004 to cover prior periods.

2004 Compared with 2003
      Total operating costs and expenses of the Investment and Corporate Group were $111.5 million in 2004 compared with $45.4 million in 2003. Included in other operating costs for the Investment and Corporate Group in 2004 and 2003 were $60.1 million and $10.1 million, respectively, relating to the investigation and review being conducted by the Special Committee and related litigation. See Note 16 to the consolidated financial statements. The Company also incurred stock-based compensation charges of approximately $10.6 million and $6.7 million in 2004 and 2003, respectively. These costs were largely incurred as a result of modifications made to options granted to individuals that lengthened the period of time that their options would be exercisable after their employment with the Company was terminated. See Note 14 to the consolidated financial statements. The remaining increase in total operating costs and expenses in 2004 versus 2003 is largely due to additional insurance premiums of $5.4 million to cover prior periods, additional director and officer insurance premiums of $3.4 million, increases in other legal and professional fees of $7.4 million and increases in corporate staffing costs of $3.9 million, somewhat offset by a decrease in RMI management fees of $6.4 million and corporate aircraft costs of $1.9 million.

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
      With the sale of the Telegraph Group and Canadian Newspaper Operations, the Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent on the Sun-Times News Group’s ability to sell advertising in its market. The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions.
      The Company believes it has sufficient liquidity to meet its financial obligations for the foreseeable future with liquidity available from cash on hand, the sale of assets, operating cash flows and future debt financing.
      Using proceeds from the sale of the Telegraph Group on July 30, 2004, the Company fully repaid and cancelled its Senior Credit Facility and purchased and retired substantially all of its 9% Senior Notes through a tender offer and consent solicitation. All but $9.4 million of the $300.0 million in principal amount of the 9% Senior Notes was purchased through the tender and all covenants were removed from the untendered notes. During September 2004, the Company purchased in the open market and retired an additional $3.4 million in principal amount of the 9% Senior Notes. In addition, the Company repaid the remaining $5.1 million on its 8.625% Senior Notes, due 2005, upon their maturity in March 2005.
      The following table summarizes the Company’s cash, short-term investment and debt positions as of the dates indicated:

	December 31,	December 31,
	2005	2004

	(In thousands)
Cash and cash equivalents	$198,388	$274,795
Short-term investments	57,650	532,050

Total cash and short-term investments	$256,038	$806,845

8.625% Senior Notes, matured on March 15, 2005	$—	$5,082
9% Senior Notes due 2010	6,000	6,000
Other debt	2,067	3,251

Total debt	$8,067	$14,333

      Cash and cash equivalents and short-term investments decreased to $256.0 million at December 31, 2005 from $806.8 million at December 31, 2004, a decrease of $550.8 million. This decrease was primarily the result of payments of approximately $516.9 million in dividends, $184.4 million in income taxes and $6.3 million for the repayment of debt. The 2005 dividend payments include the special dividends declared in both 2005 and 2004, in addition to the regular quarterly dividends. The Company received $30.3 million in a cash settlement and $40.5 million upon closing for the sale of a portion of the Canadian Newspaper Operations. The tax payments of $184.4 million were largely the result of taxes on the gain on the 2004 sale of the Telegraph Group which were paid in 2005.
      The Company expects that its short-term liquidity needs will be met largely through cash provided by operations. As discussed under “Item 3 — Legal Proceedings” and “Significant Transactions in 2005 — Disputes, Investigations and Legal Proceedings with Former Executive Officers and Certain Current and Former Directors” above, the Company is currently involved in several legal actions as both plaintiff and defendant and may be obligated under indemnification agreements to certain former officers and directors. The actions are in various stages and it is not yet possible to determine their ultimate outcome. At this time, the Company cannot estimate the impact these actions and the related legal fees and indemnification obligations may have on its future cash requirements. However, such requirements may be significant and may exceed amounts that may be recovered through insurance claims or otherwise.
      There may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals reflect additional interest and certain penalties that may become payable in respect to the contingent liabilities and are presented as other tax liabilities classified as follows in the Company’s Consolidated Balance Sheets (see Note 18 to the consolidated financial statements):

	December 31,	December 31,
	2005	2004

	(In thousands)
Classified as current liabilities	$557,012	$518,300
Classified as non-current liabilities	363,495	349,228

	$920,507	$867,528

      A substantial portion of the accruals to cover contingent liabilities for income taxes relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the consolidated financial statements. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income that may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest from the dates such taxes would have been paid had the deductions not been taken, and the Company may be subject to penalties. The timing and amounts of any payments the Company may be required to make are uncertain.
      Discussions are underway for a new credit facility to be used for general corporate purposes and to provide continued liquidity. Based on responses to date and historical access to bank and bond markets, the Company expects that it can complete a financing to meet its needs in the event those needs exceed currently available liquidity.

Cash Flows
      Cash flows used in continuing operating activities were $142.0 million for 2005, compared with $20.4 million used in continuing operating activities in 2004, an increase of $121.6 million. The comparison of operating cash flows between years is affected by several key factors. The net loss from continuing operations has decreased by $109.6 million from $155.6 million in 2004 to $45.9 million in 2005. In 2005, the payment of current tax liabilities amounted to $184.4 million, largely related to the sale of the Telegraph Group. In addition, premiums on debt extinguishments, included in loss from continuing operations but presented in financing activities, decreased by $50.6 million. Similarly, the gain on sales of property, plant and equipment, included in the determination of loss from continuing operations, is excluded from operating cash flows because the proceeds are included in investing activities. Other than the above items, the variance was largely attributable to changes in the timing of cash payments of payables and accruals and accounts receivable.
      Working capital consists of current assets less current liabilities. At December 31, 2005, working capital deficiency, excluding debt obligations, escrow deposits and restricted cash and assets and liabilities of operations to be disposed of was $369.6 million compared to a deficiency of $153.3 million at December 31, 2004. Current assets, excluding escrow deposits and restricted cash and assets of operations to be disposed of, were $366.4 million at December 31, 2005 and $921.4 million at December 31, 2004. Current liabilities, excluding debt obligations and liabilities of operations to be disposed of, were $735.9 million at December 31, 2005, compared with $1,074.7 million at December 31, 2004. The increase in the deficiency of $216.2 million is primarily due to the special dividend declared and paid in 2005 of $272.0 million.
      Cash flows provided by investing activities in 2005 were $492.1 million compared with cash flows provided by investing activities of $797.6 million in 2004. The decrease in cash provided by investing activities is primarily the result of net proceeds the Company received in 2004 from the sale of the Telegraph Group and the Palestine Post Limited of $1,204.0 million, the dissolution of the Participation Trust of $49.1 million and $70.7 million in proceeds from the sale of a real estate joint venture. These amounts were partially offset by the year over year variance of $987.1 million in the sale (purchase) of short-term investments and the $38.7 million in net proceeds received from the partial sale of the Canadian Newspaper Group in 2005. Aggregate purchases of property, plant and equipment and investments and other non-current assets in 2005 were $13.6 million lower than 2004. The Company incurred capital expenditures of approximately $17.7 million through December 31, 2004 in relation to the relocation of the offices of the Chicago Sun-Times. See “Capital Expenditures.”
      Cash flows used in financing activities were $532.7 million in 2005 and $317.3 million in 2004. The $215.3 million increase in cash used in financing activities primarily reflects the special dividends paid in 2005 of $498.7 million, somewhat offset by the decrease in the repayment of long-term debt in 2005 of $340.3 million and cash received in respect of option exercises.

Debt
      Long-term debt, including the current portion, was $8.1 million at December 31, 2005 compared with $14.3 million at December 31, 2004. In March of 2005, the Company repaid the remaining $5.1 million of the 8.625% Senior Notes and reduced other debt by $1.1 million.

Leases
      The Company is party to several leases for facilities and equipment. These leases are primarily operating leases in nature.

Capital Expenditures
      The Sun-Times News Group has funded its recurring capital expenditures out of cash provided by operating activities and anticipates that it will have sufficient cash flow to continue to do so for the foreseeable future. During 2005 and 2004, the Sun-Times News Group capitalized approximately $8.5 million and $8.2 million, respectively, of direct response advertising costs.

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

      On December 14, 2005, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share, paid on the Company’s Class A and Class B Common Stock on January 16, 2006. On March 2, 2006, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share payable on the Company’s Class A and Class B Common Stock on April 17, 2006 to stockholders of record on April 3, 2006.
      The Company expects its internal cash flow and cash and short-term investments to be adequate to meet its foreseeable dividend expectations.

Off-Balance Sheet Arrangements
      The Company does not have any material off-balance sheet arrangements.

Commercial Commitments and Contractual Obligations
      In connection with the Company’s insurance program, letters of credits are required to support certain projected workers’ compensation obligations. At December 31, 2005, letters of credit in the amount of $9.2 million were outstanding which are largely collateralized by restricted cash accounts.
      Set out below is a summary of the amounts due and committed under the Company’s contractual cash obligations at December 31, 2005:

		Due in
		1 Year or	Due Between	Due Between	Due Over
	Total	Less	1 and 3 Years	3 and 5 Years	5 Years

	(In thousands)
9% Senior Notes(1)	$6,000	$6,000	$—	$—	$—
Other long-term debt	2,067	1,148	916	3	—
Operating leases	55,653	5,935	9,449	7,818	32,451

Total contractual cash obligations	$63,720	$13,083	$10,365	$7,821	$32,451

(1)	The Company intends to purchase the remaining principal of the 9% Senior Notes as they become available on the open market. Accordingly, the $6.0 million outstanding on the 9% Senior Notes has been reflected as “Current portion of long-term debt” in the accompanying Consolidated Balance Sheet at December 31, 2005.
      In addition to amounts committed under its contractual cash obligations, the Company also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of certain of its assets. The Company is also involved in various matters in litigation. For more information on the Company’s contingent obligations, see “Item 3 — Legal Proceedings” and Note 21 to the consolidated financial statements.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost is to be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS No. 123R was to be effective as of the first interim or annual reporting period that began after June 15, 2005. On April 14, 2005, the compliance date was changed by the SEC such that SFAS No. 123R is effective at the start of the next fiscal period beginning after June 15, 2005, which is January 1, 2006 for the Company. The Company has not

yet determined the impact that SFAS No. 123R will have on its results of operations and will adopt SFAS No. 123R on January 1, 2006.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Newsprint. On a consolidated basis, newsprint expense for continuing operations for the years ended December 31, 2005, 2004 and 2003 amounted to $69.2 million, $67.8 million and $65.1 million, respectively. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during 2005, a change in the price of newsprint of $50 per metric ton would have increased or decreased the loss from continuing operations for the year ended December 31, 2005 by approximately $3.5 million. The average price per metric ton of newsprint was approximately $600 in 2005 versus approximately $540 in 2004. Management believes that newsprint prices may continue to show significant price variation in the future.
      Inflation. During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.
      Interest Rates. At December 31, 2005, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.
      Foreign Exchange Rates. A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Changes in the value of the United States dollar against other currencies can therefore affect net earnings. Based on earnings (including income tax expense) and ownership levels for 2005, a $0.05 change in the Canadian dollar would have the following effect on the Company’s reported loss from continuing operations for the year ended December 31, 2005:

	Actual Average
	2005 Rate	Increase/Decrease

	(In thousands)
Canada	$0.8260/Cdn.	$1,685
      See Item 1A — “Risk Factors — Risks Related to the Company’s Business and the Industry — The Company has substantial accruals for tax contingencies in a foreign jurisdiction; if payments are required, a portion may be paid with funds denominated in U.S. dollars.”

Item 8.	Financial Statements and Supplementary Data
      The information required by this item appears beginning at page 67 of this 2005 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      Pursuant to Rule 13a-15(e) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its CEO and its CFO. Based on that evaluation, for the reasons and in respect of the matters noted below and in the ensuing management’s report on internal control over financial reporting, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2005 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable.
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
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was ineffective as of December 31, 2005, as a result of the following material weaknesses:
      Ineffective Control Environment: The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment were identified as of December 31, 2005:

•	The Company lacked formal training programs, formal job descriptions or policy and procedure manuals to clearly communicate management’s and employees’ roles and responsibilities in the Company’s internal control over financial reporting.

•	The review of account reconciliations and journal entries was not always performed prior to the filing of the Company’s interim financial statements.

•	There were no formal written or consistent policies and procedures and an ineffective assignment of authority and responsibility for the initiation and processing of transactions in key areas. Although certain procedures and controls were established, compliance was not effectively monitored, and neither employees nor management demonstrated an understanding of the purpose or importance of the controls.

•	The Company did not have formal code of conduct training programs or ethics training programs in place. In addition, a fraud reporting process had not been formalized.

•	The material weaknesses in information technology (“IT”) general controls, described below, weakened the Company’s control environment.
      These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      Ineffective Communication: The Company’s information and communication controls, at an entity level, did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiency in information and communication was identified as of December 31, 2005:

•	The Company did not have formal policies and procedures in place to ensure that potential accounting or disclosure matters pertinent to financial reporting, such as the settlement of contingencies, were communicated to the Company’s accounting and finance personnel by others within the Company in an appropriate form or timeframe to allow for accurate financial reporting.
      This deficiency resulted in a material error in the 2005 interim financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. This material error in the interim financial statements was corrected by management prior to publication of the Company’s interim financial statements.
      IT General Controls: The Company’s IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2005. Numerous and pervasive deficiencies were identified related to the absence of segregation of duties, an inadequate IT staff to support multiple and incompatible applications and inappropriate access to application source code, data and functions. In addition, formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
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

(c)	Changes in Internal Control over Financial Reporting and Other Remediation
      As of December 31, 2004, the Company disclosed material weaknesses in internal control over financial reporting. These material weaknesses were also disclosed in the first three quarters of 2005, along with the remediation management has undertaken. Changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include:

•	The Company completed its strategic enterprise risk assessment and incorporated the findings in its strategic plan.
      Since December 31, 2005, the Company has made and continues to make additional material changes in internal control over financial reporting, including the following:

•	A significant reorganization of the Company’s operations was initiated, which includes a planned redesign of key operational processes in the Company.

•	An internal audit plan has been approved by the Audit Committee, and the execution commenced in 2006.

•	A vice-president of information technology has been hired to oversee and restructure all areas of the Company’s information technology function.

•	The Company engaged an outside service provider to perform an assessment of current anti-fraud activities and to review the methods of communication related to anti-fraud measures.

•	The Company’s Audit Committee was reconstituted and all three members of the Committee possess significant financial expertise.

Item 9B.	Other Information
      Not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hollinger International Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Hollinger International Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hollinger International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
      Ineffective Control Environment: The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment were identified as of December 31, 2005:

•	The Company lacked formal training programs, formal job descriptions or policy and procedure manuals to clearly communicate management’s and employees’ roles and responsibilities in the Company’s internal control over financial reporting.

•	The review of account reconciliations and journal entries was not always performed prior to the filing of the Company’s interim financial statements.

•	There were no formal written or consistent policies and procedures and an ineffective assignment of authority and responsibility for the initiation and processing of transactions in key areas. Although certain procedures and controls were established, compliance was not effectively monitored, and neither employees nor management demonstrated an understanding of the purpose or importance of the controls.

•	The Company did not have formal code of conduct training programs or ethics training programs in place. In addition, a fraud reporting process had not been formalized.

•	The material weaknesses in information technology (“IT”) general controls, described below, weakened the Company’s control environment.
      These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      Ineffective Communication: The Company’s information and communication controls, at an entity level, did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiency in information and communication was identified as of December 31, 2005:

•	The Company did not have formal policies and procedures in place to ensure that potential accounting or disclosure matters pertinent to financial reporting, such as the settlement of contingencies, were communicated to the Company’s accounting and finance personnel by others within the Company in an appropriate form or timeframe to allow for accurate financial reporting.
      This deficiency resulted in a material error in the 2005 interim financial statements and in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
      IT General Controls: The Company’s IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2005. Numerous and pervasive deficiencies were identified related to the absence of segregation of duties, an inadequate IT staff to support multiple and incompatible applications and inappropriate access to application source code, data and functions. In addition, formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Hollinger International Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Hollinger International Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Chicago, Illinois
March 31, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The response to this Item required by Item 401 of Regulation S-K, with respect to the Company’s directors and executive officers, incorporates by reference the information under the caption “Directors and Executive Officers” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2006 (the “Proxy Statement”) and, with respect to the audit committee, incorporates by reference the information under the caption “The Board of Directors and its Committees” in the Proxy Statement.
      The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
      The response to this Item also incorporates by reference the information under the caption “Election of Directors” in the Proxy Statement.
      The Company has implemented a Code of Business Conduct and Ethics, which applies to all employees of the Company including each of its CEO, CFO and principal accounting officer or controller or persons performing similar functions. The text of the Code of Business Conduct and Ethics can be accessed on the Company’s website at www.hollingerinternational.com. Any changes to the Code of Business Conduct and Ethics will be posted on the Company’s website.

Item 11.	Executive Compensation
      The response to this Item required by Item 402 of Regulations S-K incorporates by reference the information under the caption “Compensation of Executive Officers and Directors” of the Company’s Proxy Statement and under the captions “Directors’ Compensation,” “Summary Compensation Table for Named Executive Officers,” “Stock Option Plans”, “Employment and Change of Control Agreements” and “Aggregate Option Exercises During Fiscal 2005, Fiscal Year-End Option Values” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this Item required by Item 201(d) of Regulation S-K incorporates by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The response to this Item required by Item 404 of Regulation S-K incorporates by reference the relevant information under the caption “Director Compensation” and “Overview of Investigation of Certain Related Party Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The response to this Item incorporates by reference the information under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report

(1) Consolidated Financial Statements and Supplemental Schedules.

(2) List of Exhibits
      The consolidated financial statements filed as part of this report appear beginning at page 67.

Exhibit
No.	Description of Exhibit	Prior Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
3.2	Bylaws of Hollinger International Inc., as amended	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
4.1	Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004	Incorporated by reference to Exhibit 4.1 to Item 5 of Current Report on Form 8-K dated January 26, 2004.
4.2	Amendment No. 1 to the Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated May 10, 2005	Incorporated by reference to Exhibit 4.1 to Item 1.01 of Current Report on Form 8-K dated May 11, 2005.
4.3	First Supplemental Indenture among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, dated as of July 13, 2004	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated August 2, 2004.
4.4	Indenture dated as of December 23, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, National Association	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.1	Stock Purchase Agreement by and among Mirkaei Tikshoret Ltd., American Publishing Holdings, Inc. and Hollinger International Inc. dated as of November 16, 2004	Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.2	Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and CanWest Global Communications Corp. dated as of October 7, 2004	Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.3	Agreement for Sale and Purchase of Shares in the Telegraph Group Limited, by and between DT Holdings Limited, First DT Holdings Limited, Second DT Holdings Limited, the Company, Press Acquisitions Limited dated June 22, 2004	Incorporated by reference to Exhibit 2.1 to Item 2 of Current Report on Form 8-K dated June 23, 2004.
10.4	Agreed Form of Tax Deed relating to Sale and Purchase of Shares in Telegraph Group Limited, by and between DT Holdings Limited, First DT Holdings Limited, Second DT Acquisitions Limited	Incorporated by reference to Exhibit 2.2 to Item 2 of Current Report on Form 8-K dated June 23, 2004.

Exhibit
No.	Description of Exhibit	Prior Filing

10.5	Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of Current Report on Form 8-K dated January 6, 2004.
10.6	Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.7	Agreement, dated as of May 12, 2005, by and between Hollinger International Inc. and RSM Richter Inc., in its capacity as court appointed receiver and monitor of Ravelston Corporation Limited and Ravelston Management Inc.
10.8	Amended Agreement of Compromise and Release of Outside Director Defendants Conditioned on Entry of Appropriate Order dated June 27, 2005
10.9	Release and Settlement Agreement between Peter Y. Atkinson and Hollinger International Inc. dated April 27, 2004, as amended	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005 and to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 19, 2005.
10.10	Option Exercise and Escrow Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.11	Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.12	Second Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of February 23, 2005
10.13	Compromise Agreement among Hollinger International Inc., Telegraph Group Limited and Daniel William Colson dated March 23, 2004	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.14	Amended and Restated Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006
10.15	Employment Agreement by and between Paul B. Healy and Hollinger International Inc. dated as of January 1, 2005	Incorporated by reference to Exhibit 10.2 to Item 1.01 of Current Report on Form 8-K dated February 2, 2005.
10.16	Separation Agreement between Hollinger International Inc. and Paul B. Healy dated December 20, 2005
10.17	Amended and Restated Employment Agreement by and between James R. Van Horn and Hollinger International Inc. dated as of January 31, 2006
10.18	Amended and Restated Employment Agreement by and between John Cruickshank and Hollinger International Inc. dated as of January 31, 2006

Exhibit
No.	Description of Exhibit	Prior Filing

10.19	Amended and Restated Employment Agreement by and between Gregory A. Stoklosa and Hollinger International Inc., dated as of January 31, 2006
10.20	Separation Agreement between Hollinger International Inc. and Peter K. Lane dated December 20, 2005
10.21	Amended and Restated Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006
10.22	Form of Hollinger International Inc. Deferred Stock Unit Agreement	Incorporated by reference to Exhibit 99.1 to Item 8.01 of Current Report on Form 8-K dated February 22, 2005.
10.23	Amended Form of Hollinger International Inc. Deferred Stock Unit Agreement	Incorporated by reference to Exhibit 99.2 to Item 1.01 of Current Report on Form 8-K dated January 25, 2006.
10.24	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.25	Notice dated April 13, 2004 to Option Plan Participants under Hollinger International Inc. 1994 Stock Option Plan, 1997 Stock Incentive Plan, and 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.26	Hollinger International Inc. 1999 Stock Incentive Plan	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999.
10.27	Hollinger International Inc. 1997 Stock Incentive Plan	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997.
10.28	American Publishing Company 1994 Stock Option Plan	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980).
10.29	Agreement of Compromise and Release among Cardinal Value Equity Partners, L.P., Hollinger International Inc., Dwayne O. Andreas, Richard R. Burt, Raymond G. Chambers, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Robert S. Strauss, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld of Chelsea, Leslie H. Wexner, Gordon A. Paris, Graham W. Savage and Raymond G.H. Seitz dated May 4, 2005	Incorporated by reference to Exhibit 10.1 to Item 1.01 of Current Report on Form 8-K dated May 5, 2005.
10.30	Release and Settlement Agreement between Hollinger International Inc. and Torys LLP dated December 6, 2005
10.31	Share Purchase Agreement between HCPH Canadian Newspaper Holdings Co., Glacier Ventures International Corp., 6490239 Canada Inc., Hollinger International Inc. and Jamison Newspapers Inc. dated December 19, 2005
10.32	Share Purchase Agreement between Glacier Ventures International Corp., HCPH Canadian Newspaper Holdings Co. and Hollinger International Inc. dated December 19, 2005

Exhibit
No.	Description of Exhibit	Prior Filing

10.33	Share Purchase Agreement between 0744062 B.C. Ltd., Glacier Ventures International Corp., Hollinger Canadian Publishing Holdings Co. and Hollinger International Inc. dated January 11, 2006
10.34	Hollinger International Inc. 2006 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Item 1.01 of Current Report on Form 8-K dated January 25, 2006.
21.1	Significant Subsidiaries of Hollinger International Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
(Registrant)

By:	/s/ GORDON A. PARIS

Gordon A. Paris
Chairman and President and
Chief Executive Officer
Date: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ GORDON A. PARIS Gordon A. Paris	Chairman and President and Chief Executive Officer Director (Principal Executive Officer)	March 31, 2006

/s/ GREGORY A. STOKLOSA Gregory A. Stoklosa	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

/s/ THOMAS L. KRAM Thomas L. Kram	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2006

/s/ JOHN F. BARD John F. Bard	Director	March 31, 2006

/s/ STANLEY M. BECK Stanley M. Beck	Director	March 31, 2006

/s/ RANDALL C. BENSON Randall C. Benson	Director	March 31, 2006

/s/ CYRUS F. FREIDHEIM, JR. Cyrus F. Freidheim, Jr.	Director	March 31, 2006

/s/ JOHN M. O’BRIEN John M. O’Brien	Director	March 31, 2006

/s/ GRAHAM W. SAVAGE Graham W. Savage	Director	March 31, 2006

Signature	Title	Date

/s/ RAYMOND G. H. SEITZ Raymond G. H. Seitz	Director	March 31, 2006

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hollinger International Inc.:
      We have audited the accompanying consolidated balance sheets of Hollinger International Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollinger International Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hollinger International Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 31, 2006

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$198,388	$274,795
Short-term investments	57,650	532,050
Accounts receivable, net of allowance for doubtful accounts of $11,756 in 2005 and $11,654 in 2004	90,951	88,037
Inventories	12,600	11,453
Escrow deposits and restricted cash	13,350	10,781
Assets of operations to be disposed of	21,418	130,039
Other current assets	6,785	15,061

Total current assets	401,142	1,062,216
Loan to affiliate	29,284	25,457
Investments	23,037	31,379
Property, plant and equipment, net of accumulated depreciation	194,354	196,467
Intangible assets, net of accumulated amortization of $38,933 in 2005 and $34,575 in 2004	96,981	101,339
Goodwill	124,104	124,166
Prepaid pension benefit	95,346	88,280
Non-current assets of operations to be disposed of	73,391	82,515
Other assets	27,689	27,079

Total assets	$1,065,328	$1,738,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$7,148	$12,280
Accounts payable and accrued expenses	125,007	137,030
Dividends payable	4,534	231,226
Amounts due to related parties	7,987	8,173
Income taxes payable and other tax liabilities	586,734	686,940
Liabilities of operations to be disposed of	12,531	16,187
Deferred revenue	11,684	11,365

Total current liabilities	755,625	1,103,201
Long-term debt, less current installments	919	2,053
Deferred income taxes and other tax liabilities	360,524	346,189
Non-current liabilities of operations to be disposed of	15,141	34,493
Other liabilities	102,970	100,776

Total liabilities	1,235,179	1,586,712

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 shares issued and 75,687,055 shares outstanding in 2005 and 2004	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding in 2005 and 2004	150	150
Additional paid-in capital	493,385	492,329
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	20,095	36,069
Unrealized gain (loss) on marketable securities	(820)	3,343
Minimum pension liability adjustment	(18,777)	(17,956)
Accumulated deficit	(515,955)	(213,820)

	(21,042)	300,995
Class A common stock in treasury, at cost — 12,320,967 shares in 2005 and 2004	(148,809)	(148,809)

Total stockholders’ equity (deficit)	(169,851)	152,186

Total liabilities and stockholders’ equity (deficit)	$1,065,328	$1,738,898

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except per share data)
Operating revenue:
Advertising	$357,820	$362,355	$352,029
Circulation	88,150	90,024	86,532
Job printing	9,194	8,648	7,903
Other	2,725	3,412	4,325

Total operating revenue	457,889	464,439	450,789
Operating costs and expenses:
Newsprint	69,244	67,823	65,109
Compensation	191,996	194,595	189,267
Other operating costs	176,246	192,923	192,730
Depreciation	18,664	19,257	21,329
Amortization	12,057	11,852	16,354

Total operating costs and expenses	468,207	486,450	484,789

Operating loss	(10,318)	(22,011)	(34,000)

Other income (expense):
Interest expense	(909)	(19,044)	(29,332)
Amortization of deferred financing costs	(26)	(780)	(1,503)
Interest and dividend income	11,625	11,427	14,557
Other income (expense), net	(3,839)	(95,690)	51,985

Total other income (expense)	6,851	(104,087)	35,707

Earnings (loss) from continuing operations before income taxes	(3,467)	(126,098)	1,707
Income taxes	42,467	29,462	112,168

Loss from continuing operations	(45,934)	(155,560)	(110,461)

Discontinued operations (net of income taxes):
Earnings from operations of business segments disposed of and to be disposed of	1,062	7,378	36,153
Gain from disposal of business segments	32,903	382,850	—

Earnings from discontinued operations	33,965	390,228	36,153

Net earnings (loss)	$(11,969)	$234,668	$(74,308)

Basic and diluted earnings per share:
Weighted average shares outstanding	90,875	90,486	87,311

Loss from continuing operations	$(0.51)	$(1.72)	$(1.27)
Earnings from discontinued operations	0.38	4.31	0.42

Net earnings (loss)	$(0.13)	$2.59	$(0.85)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Net earnings (loss)	$(11,969)	$234,668	$(74,308)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $757 (2004 — $176; 2003 — $1,526)	(17,215)	(24,796)	(24,275)
Reclassification adjustment for realized foreign exchange losses upon the substantial reduction of net investment in foreign operations	1,241	114,111	—

	(15,974)	89,315	(24,275)

Unrealized gain (loss) on marketable securities arising during the year, net of a related tax benefit of $616 (2004 — net of related tax provision of $2,250; 2003 — net of related tax provision of $3,952 and minority interest of $2,053)	(951)	3,993	13,872
Reclassification adjustment for realized gains reclassified out of accumulated other comprehensive income (loss), net of related tax benefit of $1,851 (2004 — net of related tax benefit of $3,544 and recovery of $1,665; 2003 — net of related tax benefit of $842 and recovery of minority interest of $193)	(3,212)	(11,825)	(2,003)

	(4,163)	(7,832)	11,869

Minimum pension liability adjustment, net of related tax benefit of $1,430 and minority interest of $36 (2004 — net of related tax provision of $12,665 and recovery of minority interest of $119; 2003 — net of related tax provision of $101 and minority interest of $11)	(821)	28,463	(1,710)

	(20,958)	109,946	(14,116)

Comprehensive income (loss)	$(32,927)	$344,614	$(88,424)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005, 2004 and 2003

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total

	(In thousands)
Balance at January 1, 2003	$1,008	$439,242	$(74,374)	$(107,983)	$(139,960)	$117,933
Stock options exercised	11	12,104	—	—	—	12,115
Stock-based compensation	—	6,722	—	—	—	6,722
Dividends payable in cash — Class A and Class B, $0.20 per share	—	—	—	(17,403)	—	(17,403)
In-kind dividends	—	3,906	—	(3,906)	—	—
Minimum pension liability adjustment	—	—	(1,710)	—	—	(1,710)
Translation adjustments	—	(668)	(24,275)	—	—	(24,943)
Change in unrealized gain on securities, net	—	—	11,869	—	—	11,869
Purchase of Class A Common Stock	—	—	—	—	(8,849)	(8,849)
Redemption of Class A Common Stock	(20)	(16,480)	—	—	—	(16,500)
Net loss	—	—	—	(74,308)	—	(74,308)

Balance at December 31, 2003	999	444,826	(88,490)	(203,600)	(148,809)	4,926
Stock options exercised	31	36,915	—	—	—	36,946
Stock-based compensation	—	10,588	—	—	—	10,588
Dividends payable in cash — Class A and Class B, $2.70 per share	—	—	—	(244,888)	—	(244,888)
Minimum pension liability adjustment	—	—	28,463	—	—	28,463
Translation adjustments		—	89,315	—	—	89,315
Change in unrealized gain on securities, net	—	—	(7,832)	—	—	(7,832)
Net earnings	—	—	—	234,668	—	234,668

Balance at December 31, 2004	1,030	492,329	21,456	(213,820)	(148,809)	152,186
Stock-based compensation	—	1,056	—	—	—	1,056
Dividends payable in cash — Class A and Class B, $3.20 per share	—	—	—	(290,166)	—	(290,166)
Minimum pension liability adjustment	—	—	(821)	—	—	(821)
Translation adjustments	—	—	(15,974)	—	—	(15,974)
Change in unrealized loss on securities, net	—	—	(4,163)	—	—	(4,163)
Net loss	—	—	—	(11,969)	—	(11,969)

Balance at December 31, 2005	$1,030	$493,385	$498	$(515,955)	$(148,809)	$(169,851)

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Cash Flows From Continuing Operating Activities:
Net earnings (loss)	$(11,969)	$234,668	$(74,308)
Earnings from discontinued operations	(33,965)	(390,228)	(36,153)

Loss from continuing operations	(45,934)	(155,560)	(110,461)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	30,721	31,109	37,683
Deferred income taxes	29,903	19,708	29,824
Amortization of deferred financing costs	26	780	1,503
Premium on debt extinguishments	—	50,617	19,657
Equity in losses of affiliates, net of dividends received	1,752	3,897	2,957
Gain on sales of investments	(2,511)	(1,709)	(2,129)
Loss (gain) on sales of property, plant and equipment	(202)	(45,918)	156
Write-down of investments	298	365	14,496
Write-down of property, plant and equipment	—	—	5,622
Loss (gain) on Participation Trust and CanWest Debentures	—	22,689	(83,681)
Other	1,656	15,285	25,199
Changes in current assets and liabilities, net of dispositions:
Accounts receivable	(6,028)	7,458	7,356
Inventories	(1,147)	(2,141)	(528)
Other current assets	8,366	(1,728)	(2,220)
Accounts payable and accrued expenses	(8,464)	24,104	11,677
Income taxes payable and other tax liabilities	(142,089)	23,839	94,891
Deferred revenue and other	(8,347)	(13,232)	(14,291)

Cash provided by (used in) continuing operating activities	(142,000)	(20,437)	37,711

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(16,626)	(29,331)	(7,725)
Proceeds from sale of property, plant and equipment	281	87,207	338
Investments and other non-current assets	(9,174)	(10,106)	(19,737)
Sale (purchase) of short-term investments, net	474,400	(512,650)	(19,400)
Proceeds on disposal of investments and other assets	4,550	57,837	12,286
Proceeds from the sale of newspaper operations, net of cash disposed	38,677	1,204,036	—
Other	—	588	68

Cash provided by (used in) investing activities	492,108	797,581	(34,170)

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	(6,304)	(346,593)	(525,955)
Change in borrowings with related parties	(6,966)	21,020	(49,053)
Escrow deposits and restricted cash	(2,569)	(10,781)	545,952
Net proceeds from issuance of equity securities	—	36,946	12,115
Repurchase of common shares	—	—	(8,849)
Dividends paid	(516,858)	(17,940)	(17,403)
Other	—	—	(4,328)

Cash used in financing activities	(532,697)	(317,348)	(47,521)

Net cash provided by (used in) discontinued operations (See Note 1(r)):
Operating cash flows	54,622	(49,807)	69,641
Investing cash flows	(4,680)	82,127	14,188
Financing cash flows	53,717	(276,412)	(77,552)

Effect of exchange rate changes on cash	2,523	369	3,535

Net increase (decrease) in cash and cash equivalents	(76,407)	216,073	(34,168)
Cash and cash equivalents at beginning of year	274,795	58,722	92,890

Cash and cash equivalents at end of year	$198,388	$274,795	$58,722

See accompanying notes to these consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

(1)	Significant Accounting Policies

(a)	Description of Business
      Hollinger International Inc. (“the Company”) operates principally as a publisher, printer and distributor of newspapers and other publications through subsidiaries and affiliates in the greater Chicago, Illinois metropolitan area. The Company’s operating subsidiaries and affiliates in the United Kingdom and Israel were sold during 2004 and the Company’s Canadian newspaper operations and certain affiliates were sold in late 2005 and early 2006. (See Note 2). In addition, the Company has developed Internet websites related to its publications. The Company’s raw materials, principally newsprint and ink, are not dependent on a single or limited number of suppliers. Customers primarily consist of purchasers of the Company’s publications and advertisers in those publications and Internet websites.

(b)	Principles of Presentation and Consolidation
      The Company is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2005, Hollinger Inc. owned approximately 17% of the combined equity and approximately 67% of the combined voting power of the outstanding common stock of the Company.
      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates
      The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These matters include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Accounts Receivable, Net of Allowance for Doubtful Accounts
      Accounts receivable are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31:

	2005	2004	2003

	(In thousands)
Balance at beginning of year	$11,654	$14,381	$15,792
Provision	4,598	2,241	4,746
Write-offs	(5,886)	(7,336)	(7,364)
Recoveries	1,390	2,368	1,207

Balance at end of year	$11,756	$11,654	$14,381

(f)	Inventories
      Inventories consist principally of newsprint that is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(g)	Long-Lived Assets
      Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, principally 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment and 20 years for printing press equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset and the lease term. Property, plant and equipment categorized as construction in progress is not depreciated until the items are in use.
      Direct response advertising costs associated with efforts to obtain new subscribers, which efforts enhance the Company’s subscriber lists, are capitalized. These costs are capitalized in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” The capitalized amounts are amortized over an 11-year period based on historical subscriber retention experience. Based on such data, an accelerated amortization period has been adopted whereby approximately 61% of the amount capitalized is amortized in the first year and an additional 17% is amortized in year two. The remaining 22% is amortized over the subsequent nine years on a declining basis.
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
      The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign currency exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in “Accumulated other comprehensive income (loss)” or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in net earnings (loss). See Note 11 for a discussion of the Company’s use of derivative instruments.

(i)	Investments
      Investments largely consist of corporate debt and equity securities. Marketable debt and equity securities which are classified as available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of the related tax, on available-for-sale securities are excluded from earnings and are reported as a separate component of “Accumulated other comprehensive income (loss)” until realized. Realized gains and losses from the sale of available-for-sale securities are determined on specific investments and recognized in the Consolidated Statements of Operations under the caption of “Other income (expense), net.” Other corporate debt and equity securities are recorded at cost less declines in market value that are other than temporary (other than those investments accounted for under the equity method as discussed below).
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
      Goodwill represents the excess of acquisition costs over the estimated fair value of net assets acquired in business combinations.
      Intangible assets with finite useful lives include subscriber and advertiser relationships, which are amortized on a straight-line basis over 30 years.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is required to test goodwill for impairment on an annual basis. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a segment below its carrying amount. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising revenue, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-term negative change in the demographics of newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. The Company has determined that the fair value of all reporting units is in excess of the respective carrying amounts at December 31, 2005 and 2004 for purposes of the annual impairment test.

(k)	Deferred Financing Costs
      Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt.

(l)	Pension Plans and Other Post-retirement Benefits

General
      The Company provides defined benefit pension, defined contribution pension, post-retirement and post-employment health care and life insurance benefits to eligible employees under a variety of plans (Note 15).
      Pension costs for defined contribution plans are recognized as the obligation for contribution arises and at expected or actual contribution rates for discretionary plans.
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

Long-Term Rate of Return on Assets
      In determining the expected long-term rate of return on assets, the Company evaluates input from various sources which may include its investment consultants, actuaries and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Returns projected by such consultants are generally based on broad equity and bond indices.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
gains or losses over a three-year period. The future value of assets will be affected as previously deferred gains or losses are recorded.

Discount Rate
      The discount rate for determining future pension obligations is determined by the Company using various input including the indices of AA-rated corporate bonds that reflect the weighted average period of expected benefit payments.
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
      The Company’s principal sources of revenue are comprised of advertising, circulation and job printing. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and, (iv) collectibility is reasonably assured or is probable. Advertising revenue, being amounts charged for space purchased in the Company’s newspapers, Internet websites or for inserts distributed with the newspapers, is recognized upon publication. Circulation revenue from subscribers, billed to customers at the beginning of a subscription period, is recognized on a straight-line basis over the term of the related subscription. Deferred revenue represents subscription receipts that have not been earned. Circulation revenue from single copy sales is recognized at the time of distribution. In both cases, circulation revenue is recorded net of an allowance for returned copies. Fees and commissions paid to distributors are recorded as a component of other operating costs. Job printing revenue, being charges for printing services provided to third parties, is recognized upon delivery.

(o)	Foreign Currency Translation
      Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities are translated at period end exchange rates, stockholders’ equity is translated at historical rates, and revenue and expense are translated at the average rate of exchange prevailing throughout the period. Translation adjustments are included in the “Accumulated Other Comprehensive Income (Loss)” component of stockholders’ equity. Translation adjustments are not included in earnings unless they are actually realized through a sale or upon

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings (loss).

(p)	Earnings (Loss) Per Share
      Earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.” See Note 19 for a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share.

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
      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, as amended. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the quoted market price of the Company’s stock and the exercise price.
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
      The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements. Stock options granted to employees of Ravelston were recorded using the fair value based method and are reflected in the Consolidated Statements of Stockholders’ Equity as dividends in-kind. See Note 14 for discussion of the accounting treatment for modifications of these options.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company’s loss from continuing operations and loss from continuing operations per share would have been adjusted to the pro forma amounts indicated in the following table:

	2005	2004	2003

	(In thousands, except per share amounts)
Loss from continuing operations, as reported	$(45,934)	$(155,560)	$(110,461)
Add: stock-based compensation expense, as reported	1,056	10,588	6,722
Deduct: pro forma stock-based compensation expense	(1,845)	(5,566)	(9,336)

Pro forma loss from continuing operations	$(46,723)	$(150,538)	$(113,075)

Basic loss from continuing operations per share, as reported	$(0.51)	$(1.72)	$(1.27)
Diluted loss from continuing operations per share, as reported	$(0.51)	$(1.72)	$(1.27)
Pro forma basic loss from continuing operations per share	$(0.51)	$(1.66)	$(1.30)
Pro forma diluted loss from continuing operations per share	$(0.51)	$(1.66)	$(1.30)
      The fair value of each stock option granted was estimated on the date of grant for pro forma disclosure purposes using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003: dividend yield of 3.39%, expected volatility of 36.18% and risk-free interest rates of 2.69%, expected lives of five years. Weighted average fair value of options granted by the Company during 2003 was $2.41 on a per share basis. No options were granted in 2005 or 2004.

(r)	Reclassifications
      Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the 2005 presentation.
      For 2004 and 2003, the Company has separately disclosed, in the Consolidated Statements of Cash Flows, the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(s)	New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS No. 123R was to be effective as of the first interim or annual reporting period that began after June 15, 2005. On April 14, 2005, the compliance date was changed by the Securities and Exchange Commission (“SEC”) such that SFAS No. 123R is effective at the start of the next fiscal period beginning after June 15, 2005, which is January 1, 2006 for the Company. The Company has not yet determined the impact SFAS No. 123R will have on its results of operations and will adopt SFAS No. 123R on January 1, 2006.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
presented using the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

(2)	Dispositions and Discontinued Operations
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
      As part of the Strategic Process, in June 2004, the Company agreed to terms and signed an agreement to sell The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”). Under the terms of the agreement, Press Acquisitions Limited acquired all of the outstanding shares of the Telegraph Group, representing substantially all of the Company’s U.K. operations, for a purchase price of £729.6 million in cash (or approximately $1,323.9 million at an exchange rate of $1.8145 to £1). This purchase price was subject to adjustment depending on certain working capital levels in the Telegraph Group, but such adjustment was not material (less than one-half of one percent of the purchase price). The transaction closed on July 30, 2004. The Company has reflected the Telegraph Group as discontinued operations in accordance with SFAS No. 144.
      The Company fully repaid all amounts outstanding under its senior credit facility with Wachovia Bank, N.A. (the “Senior Credit Facility”) on July 30, 2004 ($213.4 million) with proceeds from the sale of the Telegraph Group. The Company paid approximately $2.1 million in fees for early termination of the Senior Credit Facility and expensed the related deferred financing costs of $5.2 million. These costs are reflected in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004. See Note 11(b) for information related to early termination of related cross-currency interest rate swaps.
      For the year ended December 31, 2004, the Company recognized a gain on the sale of the Telegraph Group of $370.4 million, net of taxes of $208.8 million. For the years ended December 31, 2004 and 2003, revenue was $346.8 million (for the seven months ended July 30, 2004) and $519.5 million, respectively, and earnings before taxes from operations of the Telegraph Group were $32.4 million and $13.8 million, respectively.
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
      On November 16, 2004, the Company announced that as part of the Strategic Process, it had entered into a definitive agreement to sell the Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Report and related publications (collectively, the “JP”). The transaction involved the sale by the Company of its debt and equity interests in the JP to Mirkaei Tikshoret Ltd. for $13.2 million. The transaction closed on December 15, 2004 and the Company recognized a gain on the sale of approximately $12.4 million, net of a $9.9 million tax benefit, which is included in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004. The Company has reflected the JP, representing substantially all of the operations of the former Community Group segment, as discontinued operations in accordance with SFAS No. 144. For the years ended December 31, 2004 and 2003, operating revenue was $9.1 million and $10.4 million, respectively, and loss from operations was $8.3 million and $5.2 million, respectively.
      On December 19, 2005, the Company announced that its subsidiary, Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), entered into agreements to sell its 70% interest in Great West Newspaper Group Ltd. and its 50% interest in Fundata Canada Inc. (“Fundata”) for approximately $40.5 million. The transaction closed on December 30, 2005. Great West Newspaper Group Ltd. is a Canadian community newspaper publishing company which publishes 16 titles, mostly in Alberta. Fundata is a Toronto-based provider of mutual fund data and analysis. The Company recognized a gain on sale of approximately $17.1 million, net of taxes, which is included in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2005. The gain on sale also includes the recognition of a deferred tax asset of $15.8 million at December 31, 2005 related to the Company’s investment in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”), which will be realized upon completion of the sale in February 2006.
      On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding Units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.1 million, of which approximately $17.5 million has been placed in escrow. A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest (see Note 21).
      The Company has reflected the Canadian operating assets sold on December 19, 2005 and February 6, 2006, representing substantially all of the remaining Canadian newspaper assets, or the “Canadian Newspaper Operations”, as discontinued operations in accordance with SFAS No. 144. Remaining administrative activities, assets and liabilities, largely related to pension, post-employment and post-retirement plans, are reflected in continuing operations under the “Canadian Administrative Group” segment.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents information about the operating results of the Canadian Newspaper Operations through December 31, 2005:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating revenue:
Advertising	$75,246	$66,286	$58,854
Circulation	12,908	12,504	11,688
Job printing and other	12,684	10,709	10,000

Total operating revenue	100,838	89,499	80,542

Operating costs and expenses:
Newsprint	8,624	7,640	6,810
Compensation	41,653	38,806	35,414
Other operating costs	31,404	30,422	28,815
Depreciation and amortization	2,493	1,631	1,502

Total operating costs and expenses	84,174	78,499	72,541

Operating income	$16,664	$11,000	$8,001

      Assets of the Canadian Newspaper Operations included $57.3 million and $61.6 million of goodwill as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, earnings (loss) before taxes for the Canadian Newspaper Operations were earnings of $18.6 million, a loss of $1.0 million and earnings of $42.4 million, respectively.

(3)	Other Current Assets
      At December 31, 2005, “Other current assets” on the Consolidated Balance Sheet consisted largely of prepaid insurance costs.
      At December 31, 2004, “Other current assets” consisted largely of prepaid insurance costs and amounts due from the acquirer of the Telegraph Group in respect of recoverable tax losses (which were collected in 2005).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Investments

	December 31,

	2005	2004

	(In thousands)
Available-for-sale securities, at fair value:
Equity securities	$6,265	$7,824
Other non-marketable investments, at cost:
Internet and technology related companies	3,089	10,401
Other	11,540	11,057

	14,629	21,458

Equity accounted companies, at equity:
Internet related companies	184	305
Other	1,959	1,792

	2,143	2,097

	$23,037	$31,379

	December 31,

	2005	2004

	(In thousands)
Gross unrealized holding gains (losses) on available-for-sale securities:
Equity securities	$(1,469)	$5,160
Less — deferred tax benefit (expense)	649	(1,817)

Unrealized gain (loss) on available-for-sale securities included in stockholders’ equity	$(820)	$3,343

      The following description includes amounts related to the Canadian Newspaper Operations which are reflected as discontinued operations.
      On November 16, 2000, the Company sold a substantial portion of its Canadian assets to CanWest and received in return, in addition to cash and shares in CanWest, 12 1/8% Fixed Rate Subordinated Debentures due November 15, 2010 (the “CanWest Debentures”). The CanWest Debentures were issued by a wholly-owned subsidiary of CanWest and were guaranteed by CanWest. These debentures were denominated in Canadian dollars. Interest on the CanWest Debentures was calculated, compounded and payable semi-annually in arrears at a rate of 12 1/8 % per annum. At any time prior to November 5, 2005, CanWest was allowed to pay interest on the debentures by way of non-voting shares of CanWest, debentures in substantially the same form as the CanWest Debentures, or cash. The debentures were due November 15, 2010, but were redeemable at any time prior to May 15, 2003 for cash at CanWest’s option at 100% of the principal amount.
      The Company was prohibited from selling the CanWest Debentures prior to May 15, 2003. In order to monetize this investment, the Company entered into a participation agreement in August 2001 pursuant to which it sold participation interests in Cdn.$540.0 million ($350.0 million) principal amount of CanWest Debentures to a special purpose trust (“Participation Trust”) administered by an arm’s length trustee. That sale of participation interests was supplemented by a further sale of Cdn.$216.8 million ($140.5 million) in December 2001 for a total of Cdn.$756.8 million ($490.5 million). Both sales were conducted at a contracted rate of exchange of $0.6482 for each Cdn.$1. The Company remained the record owner of the participated CanWest Debentures and was required to make payments to the Participation Trust with respect to those debentures if and to the extent it received payment in cash or kind on the debentures from CanWest. These

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments were not reflected in the Company’s accounts. At the time the Participation Trust was established, the Company retained a beneficial interest in CanWest Debentures that was not subject to the interests of the Participation Trust.
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
      On May 11, 2003, CanWest redeemed Cdn.$265.0 million principal amount of the CanWest Debentures plus interest accrued to the redemption date of Cdn.$8.8 million for a total of Cdn.$273.8 million ($197.2 million), of which Cdn.$246.6 million was payable to the Participation Trust. This amount, converted at the fixed rate of $0.6482 for each Canadian dollar, totaled $159.8 million and was delivered to the Participation Trust on May 11, 2003. The balance of the proceeds of $37.4 million, less the amounts paid under the cross currency swap of $9.8 million, or $27.6 million, was retained by the Company in respect of its interest in debentures, in which Participations were not sold, a portion of which it was unable to transfer to an unaffiliated third party before November 4, 2005.
      The Company received additional CanWest Debentures in the amount of Cdn.$9.6 million ($7.4 million) and Cdn.$10.0 million ($7.2 million) in 2004 and 2003, respectively, in payment of the interest due on debentures held by the Company, a portion of which related to interest accrued during previous periods. These debentures were recorded at their fair value.
      On October 7, 2004, the Company and Hollinger L.P. entered into an agreement (the “Facilitation Agreement”) with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Participation Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the “CanWest Exchange Offer”). In the Facilitation Agreement, the Company agreed, among other things, to sell to CanWest, for cash, all of the CanWest Debentures beneficially owned by the Company. The Company’s obligation to sell the CanWest Debentures to CanWest, and CanWest’s obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer closed on November 18, 2004. The Company received approximately $133.6 million, of which Hollinger L.P. received approximately $84.5 million, in respect of CanWest Debentures owned and their residual interest in the Participation Trust that was attributable to foreign currency exchange. As a result of the completion of the transaction, the Participation Trust was dissolved and the Company has no further ownership interest in the CanWest Debentures. The Company recorded a realized loss of approximately $30.9 million on this transaction largely due to foreign currency gains recognized in prior years which were not ultimately realized, of which $22.7 million is included in “Other income (expense), net” and $8.2 million is included in “Earnings from operations of business segments disposed of and to be disposed of” in the Consolidated Statement of Operations for the year ended December 31, 2004.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, Plant and Equipment

	December 31,

	2005	2004

	(In thousands)
Land	$9,819	$9,819
Building and leasehold interests	106,891	106,761
Machinery and equipment	192,742	172,842
Construction in progress	2,262	6,545
Less: accumulated depreciation	(117,360)	(99,500)

	$194,354	$196,467

      Depreciation of property, plant and equipment totaled $18.7 million, $19.3 million and $21.3 million in 2005, 2004 and 2003, respectively.

(6)	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

Total

(In
thousands)
Balance as of January 1, 2004	$124,397
Adjustments of excess acquisition reserves	(231)

Balance as of December 31, 2004	$124,166
Adjustments of excess acquisition reserves	(62)

Balance as of December 31, 2005	$124,104

      The Company’s amortizable intangible assets consist of subscriber and advertiser relationships. In 2004, the Sun-Times News Group combined two of its local divisions. The advertiser and subscriber lists of these two divisions were largely duplicative and were not deemed to have incremental value. Thus, the Company wrote off approximately $1.8 million of intangible assets. This amount has been reflected in “Other operating costs” in the Consolidated Statement of Operations for the year ended December 31, 2004. The components of amortizable intangible assets at December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

	(In thousands)
Subscriber and advertiser relationships:
Gross carrying amount	$135,914	$135,914
Accumulated amortization	(38,933)	(34,575)

Net book value	$96,981	$101,339

      Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 was $4.4 million, $4.6 million and $9.7 million, respectively. Future amortization of intangible assets is expected to approximate $4.4 million per year from 2006 through 2010.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Other Assets

	December 31,

	2005	2004

	(In thousands)
Deferred financing costs	$150	$176
Capitalized telemarketing costs, net of accumulated amortization	16,203	15,408
Receivable from Bradford Publishing Co. (Note 22(j))	3,430	3,430
Receivable from Horizon Publications Inc. (Note 22(k))	4,700	4,700
Intangible asset — pension (Note 15)	1,464	1,614
Other	1,742	1,751

	$27,689	$27,079

(8)	Accounts Payable and Accrued Expenses

	December 31,

	2005	2004

	(In thousands)
Accounts payable	$42,860	$48,714
Accrued expenses:
Labor and benefits	23,261	23,818
Accrued interest	71	153
Accrued restitution and settlement costs — circulation matters(a)	14,357	25,694
Payable to purchaser of the Telegraph Group(b)	—	4,051
Professional fees	23,233	15,675
Other	21,225	18,925

	$125,007	$137,030

(a)	As disclosed in Notes 16 and 21, the Company’s Audit Committee of its Board of Directors (the “Audit Committee”) completed its investigation of circulation matters at the Chicago Sun-Times. The Company has reached settlements with a majority of its advertisers regarding restitution and recognized charges of $2.9 million and $24.1 million for the years ended December 31, 2004 and 2003, respectively.

(b)	On February 15, 2005, the Company made a payment totaling $1.7 million to the purchaser of the Telegraph Group. The payment was comprised of approximately $4.1 million accrued for a working capital adjustment partially offset by approximately $2.4 million in receivables related to the partial surrender of tax losses to be utilized by the Telegraph Group. See Note 2.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Long-Term Debt

	December 31,

	2005	2004

	(In thousands)
Hollinger International Publishing Inc.:
8.625% Senior Notes due 2005(a)	$—	$5,082
9% Senior Notes due 2010(b)	6,000	6,000
Other debt	2,067	3,251

	8,067	14,333
Less:
Current portion included in current liabilities	7,148	12,280

	$919	$2,053

      The following table summarizes the terms of the Hollinger International Publishing Inc. (“Publishing”) notes:

						Early	Early
	Interest					Redemption	Redemption
Principal	Rate		Issue Date	Status	Maturity	Date	Price

(In thousands)
$6,000	9	%(b)	December 23,	Senior	December 15,	December 15,	2006- 104.50%
			2002		2010	2006 or	2007- 102.25%
						thereafter	2008- 100.00%

(a)	8.625% Senior Notes due 2005 (“8.625% Senior Notes”)

On March 15, 2005, the Company retired the 8.625% Senior Notes upon their maturity.

(b)	9% Senior Notes due 2010

On December 23, 2002, Publishing issued $300.0 million of 9% Senior Notes guaranteed by the Company. Net proceeds of $291.7 million plus cash on hand and borrowings under the Senior Credit Facility were used in January 2003 to retire, in their entirety, Publishing’s outstanding Senior Subordinated Notes due 2006 and 2007 (the “Senior Subordinated Notes”), to retire the Company’s equity forward purchase agreements in December 2002 and to repay amounts borrowed under a term facility maturing December 31, 2003 with the balance available for general corporate purposes.

On December 23, 2002, Publishing gave notice of redemption to the holders of existing Senior Subordinated Notes. Such notes were retired in January 2003. Including early redemption premiums and accrued interest, $543.8 million was paid upon retirement of the Senior Subordinated Notes.

On January 22, 2003 and February 6, 2003, Publishing entered into interest rate swap agreements to convert $150.0 million and $100.0 million, respectively, of the 9% Senior Notes to floating rates through December 15, 2010, subject to early termination notice. See Note 11.

Approximately $290.6 million, or 97%, of the 9% Senior Notes were tendered for retirement on July 30, 2004 and all covenants were removed from the untendered notes. The Indentures relating to the 9% Senior Notes contained financial covenants and negative covenants that limited Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with related companies, and sell assets including stock of a restricted subsidiary. In addition, $3.4 million in principal of the remaining 9% Senior Notes was purchased on the open market for approximately $3.9 million and retired during September 2004. The cost of these early retirements was $60.4 million, including expensing of related deferred financing costs of $9.2 million, which is reflected in “Other income (expense), net” in the Consolidated Statement of Operations for the year

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2004 (See Note 17). See Note 11 regarding termination of the related swap arrangements.

On March 31, 2005, the Company notified the SEC of the termination of the registration of the 9% Senior Notes under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the suspension of the Company’s duty to file reports under Section 13 and 15(d) of the Exchange Act in respect of the 9% Senior Notes. Accordingly, the Company no longer provides supplemental condensed consolidating financial information.
      The following table presents principal repayments to be made during the next five years. These amounts are based on the contractual repayment period except for the 9% Senior Notes which are included in 2006 based on the Company’s plans to repurchase and retire the notes.

(In thousands)
2006	$7,148
2007	878
2008	38
2009	3

$8,067

      Interest paid in 2005, 2004 and 2003 was $1.0 million, $15.0 million and $66.0 million respectively.

(10)	Leases
      The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $6.5 million, $4.8 million and $4.1 million in 2005, 2004 and 2003, respectively.
      Minimum lease commitments at December 31, 2005 are as follows:

(In thousands)
2006	$5,935
2007	4,885
2008	4,564
2009	4,384
2010	3,434
Thereafter	32,451

$55,653

(11)	Financial Instruments

(a)	Fair Values
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005 and 2004, the comparison of the carrying value and the estimated fair value of the Company’s financial instruments are as follows:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
Long-term debt (Note 9)	$8,067	$7,874	$14,333	$14,699
      The carrying values of all other financial instruments at December 31, 2005 and 2004 approximate their estimated fair values.

(b)	Derivative instruments
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
      On April 11, 2003 the Company entered into a cross-currency swap transaction to hedge the Canadian denominated proceeds expected to be received on the redemption of the CanWest Debentures (See Note 4). The contract had a total foreign currency obligation notional value of $187.4 million, fixed at a rate of US$0.6845 for each Cdn.$1.00 and expired as to Cdn.$273.8 million on May 13, 2003. Changes in the value of the cross-currency swap amounted to a loss in 2003 of $9.8 million. These changes are reported in “Other income (expense), net” in the Consolidated Statement of Operations.
      The Company had cross-currency interest rate swaps on its Senior Credit Facility and interest rate swaps on the 9% Senior Notes. Upon completion of the sale of the Telegraph Group and the repayment of the Senior Credit Facility and the completion of the tender offer for the 9% Senior Notes, the Company terminated these swap agreements. The Company paid $32.3 million, including $29.7 million previously recognized in mark-to-market adjustments, upon early termination of the cross-currency interest rate swaps on the Senior Credit Facility and $10.5 million related to the interest rate swaps on the 9% Senior Notes (See Note 9). The termination costs on the cross-currency interest rate swaps have been included in the “Gain from disposal of business segments” and the termination costs on the interest rate swaps on the 9% Senior Notes have been included in “Interest expense” in the Consolidated Statement of Operations for the year ended December 31, 2004.

(12)	Redeemable Preferred Stock
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
      During the first quarter of 2003, all of the 93,206 outstanding shares of the Series E Preferred Stock were redeemed at the fixed redemption price of Cdn.$146.63 per share for a total of $9.3 million (Note 22(c)).

(13)	Stockholders’ Equity

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
      Under most circumstances involving an acquisition by a person or group of 20% or more of the stockholder voting power of the Company, each Right will entitle its holder (other than such person or group), in lieu of purchasing preferred stock, to purchase shares of Class A Common Stock of the Company at a 50% discount to the current per share market price. In addition, in the event of certain business combinations following such an acquisition, each Right will entitle its holder to purchase the common stock of an acquirer of the Company at a 50% discount from the market value of the acquirer’s stock.
      Lord Conrad M. Black of Crossharbour (“Black”) and each of his controlled affiliates, including Hollinger Inc., are considered “exempt stockholders” under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly,

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of any of the Company’s shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and Ravelston Management, Inc. (“RMI”), seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board’s Corporate Review Committee (“CRC”) amended the SRP to include the receiver, RSM Richter Inc., as an “exempt stockholder” for purposes of the SRP.
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

Dividends and Dividends Payable
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
      On December 14, 2005, the Board of Directors declared a regular quarterly dividend in the amount of $0.05 per share, paid on the Company’s Class A and Class B Common Stock on January 16, 2006.
      The Company is a holding company and its assets consist primarily of investments in its wholly-owned direct and indirect subsidiaries. As a result, the Company’s ability to meet its future financial obligations and its ability to pay dividends is dependent on the availability of cash flows from its subsidiaries through dividends, intercompany advances and other payments.

(14)	Stock Option Plans
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44, these repriced options effectively change to a variable stock option award and are subject to accounting as a compensation expense. Accordingly, the stock based compensation determined for this repriced series of options for 2005 amounted to income of $0.3 million, for 2004 an expense of $1.2 million and for 2003 an expense of $3.2 million.
      Under FIN 44, stock options granted to employees of the parent company must be measured at fair value and recorded as a dividend “in kind.” On February 6, 2003, the Company granted 1,279,850 stock options to employees of Ravelston with an exercise price of $9.45 per share. The aggregate fair value of these options was $3.9 million and this was recorded as an in-kind dividend in 2003.
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
      On November 16, 2003, F. David Radler (“Radler”) resigned his position as Chief Operating Officer. As a non-employee holder of the Company’s options, Radler’s option awards had previously been accounted for as in-kind dividends as discussed above. Upon termination, the life of Radler’s options was extended from 30 days from his date of resignation to June 1, 2004. The Company recognized a compensation charge of $0.8 million in 2003 related to the modification of these options. This charge was calculated in accordance with Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” (“EITF 96-18”).
      The Company has not granted any new stock options during 2005 or 2004. Stock compensation expense recognized during 2005 and 2004 represents the variable expense of the stock options modified in prior periods, the value of deferred stock units (“DSU’s”) issued, the amortization of DSU’s over the vesting period and the modification of certain options as discussed below.
      On January 14, 2004, the Company issued 100,764 DSU’s pursuant to the 1999 Stock Incentive Plan. Each DSU is convertible into one share of Class A Common Stock upon the earliest to occur of (i) the grantee’s resignation from the Company or termination of employment, (ii) the date falling one business day before the date of any change in control, as defined, or (iii) the death of the grantee. The value of the DSU’s on the date of issuance ($1.1 million) was recognized as employee compensation expense with an increase to additional paid in capital on such date. On November 16, 2004, the Company issued an additional 100,764 DSU’s under similar terms to those issued on January 14, 2004 and recognized $1.2 million in employee compensation expense and additional paid-in capital. The DSU’s are reflected in the basic earnings per share computation upon vesting (immediately for all DSU’s issued in 2004). As of December 31, 2004, there was a total of 201,528 DSU’s issued and outstanding with a weighted average grant date fair value of $11.38. The above quoted DSU’s have been adjusted to reflect the special dividends paid on January 27, 2005 and March 1, 2005.
      Effective May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company again becomes current with its reporting obligations under the Exchange Act and the Company’s registration statement with respect to these shares becomes effective (the “Suspension Period”). The suspension does not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that were exercisable on the date of termination. If the employment of a participant is terminated during the Suspension Period, the Company will extend the 30-day exercise period to provide participants with 30 days after the conclusion of the Suspension Period to exercise

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vested options. The extension of the exercise period does not affect, or extend, the contractual life of the options.
      As a result of the Company’s inability to issue common stock upon the exercise of stock options during the Suspension Period, the exercise period with respect to those stock options which would have been forfeited during the Suspension Period has been extended to a date that is 30 days following the Suspension Period. These extensions constitute amendments to the life of the stock options, for those employees expected to benefit from the extension, as contemplated by FIN 44. Under FIN 44, the Company is required to recognize compensation expense for the modification of the option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $0.5 million for 2005 and $5.6 million for 2004.
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
      On January 26, 2005, the Company granted 134,015 DSU’s (adjusted for special dividends), on March 14, 2005, the Company granted 20,000 DSU’s and on December 9, 2005, the Company granted 253,047 DSU’s that vest in 25% increments on each anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); or death or permanent disability. These DSU’s, with a fair value on the dates granted of approximately $3.9 million, will be expensed over the vesting period or through the grantee’s eligible retirement date, if shorter. The Company was ratably expensing 100,764 DSU’s during 2005, which were to be issued in January 2006 with an estimated value of $1.0 million, pursuant to an employment contract covering the year ended December 31, 2005. The employment contract was amended in December 2005, such that the DSU’s will no longer be issued. The Company reversed the expense associated with these DSU’s in the fourth quarter of 2005. In addition, the Company expensed approximately $0.1 million in 2005 related to 12,424 DSU’s pursuant to this contract, which were unconditionally issuable in November 2005. The Company recognized $0.9 million in stock based compensation in 2005 related to DSU’s.
      Certain former non-employee directors and officers were granted similar extensions in 2004. The compensation charges for those modifications were calculated in accordance with EITF 96-18. The compensation charges for the affected options amounted to $1.9 million for the year ended December 31, 2004.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity with respect to the Company’s stock option plans was as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Options outstanding at December 31, 2002	10,395,338	$12.03
Options granted	2,055,100	9.45
Options exercised	(1,085,450)	11.22
Options forfeited	(1,690,875)	11.73

Options outstanding at December 31, 2003	9,674,113	11.62
Options granted	—	—
Options exercised	(3,108,277)	11.89
Options forfeited	(3,325,700)	11.45

Options outstanding at December 31, 2004	3,240,136	11.54
Adjustment for special dividends	1,338,824	(3.38)
Options granted	—	—
Options exercised	—	—
Options forfeited	(367,380)	7.93

Options outstanding at December 31, 2005	4,211,580	$8.19

Options exercisable at December 31, 2003	5,684,513	$12.01

Options exercisable at December 31, 2004	2,652,735	$11.72

Options exercisable at December 31, 2005	3,952,082	$8.26

      The following table summarizes information about the stock options outstanding as of December 31, 2005:

				Options Exercisable
		Options
	Number	Outstanding		Number
	Outstanding at	Weighted-Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted-Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$6.69 - $8.67	3,286,817	5.11 years	$7.60	3,027,319	$7.65
$10.17 - $11.54	924,763	5.04 years	$10.25	924,763	$10.25

$6.69 - $11.54	4,211,580	5.10 years	$8.19	3,952,082	$8.26

(15)	Employee Benefit Plans

Defined Contribution Plans
      The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $2.5 million, $2.5 million and $2.3 million, respectively.

Defined Benefit Plans
      The Company has seven domestic and seven Canadian single-employer defined benefit pension plans. The Company’s contributions to these plans for the years ended December 31, 2005, 2004 and 2003 were

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $6.1 million, $4.8 million and $3.2 million, respectively, and it expects to contribute approximately $3.1 million to these plans in 2006.
      The benefits under subsidiary companies’ single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plans’ assets consist principally of marketable equity securities and corporate and government debt securities.
      The components of net periodic benefit costs for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(In thousands)
Service cost	$2,169	$1,805	$1,593
Interest cost	17,625	17,496	17,358
Expected return on plan assets	(22,471)	(19,518)	(17,029)
Amortization of losses	3,126	4,897	5,927
Special termination benefits (see below)	—	154	—
Amortization of transitional obligation	112	121	111
Amortization of prior service costs	190	181	173

Net periodic benefit cost	$751	$5,136	$8,133

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below sets forth the reconciliation of the benefit obligation as of December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Benefit obligation at the beginning of the year	$331,584	$310,823
Service cost	2,169	1,805
Interest cost	17,625	17,496
Participant contributions	335	285
Special termination benefits (see below)	—	154
Net transfer in	—	35
Currency translation differences	7,704	16,432
Actuarial loss	10,883	10,298
Benefits paid	(28,264)	(25,744)

Benefit obligation at the end of the year	342,036	331,584

Fair value of plan assets at the beginning of the year	323,770	282,412
Actual return on plan assets	37,488	45,774
Other, including currency translation differences	8,870	16,235
Employer contributions	6,097	4,808
Participant contributions	335	285
Benefits paid	(28,264)	(25,744)

Fair value of plan assets at the end of the year	348,296	323,770

Funded status	6,260	(7,814)
Unrecognized net actuarial loss	67,094	73,189
Unrecognized prior service cost	1,464	1,614
Unrecognized net transition obligation	1,147	1,259

Prepaid benefit cost	$75,965	$68,248

      There was a partial wind-up of the HCPH Co. Retirement Plan effective January 1, 1993. In 2004, a Supreme Court of Canada decision established that the Ontario Pension Benefits Act requires surplus to be distributed in respect of historical partial wind-ups of a registered pension plan. Consequently, the Company recognized a charge of approximately $0.2 million in 2004, which represents the estimated partial wind-up surplus distribution in respect of Ontario membership.
      The above prepaid benefit costs are classified on the Consolidated Balance Sheets as follows:

	December 31,

	2005	2004

	(In thousands)
Prepaid pension benefit	$95,346	$88,280
Accrued benefit liability, included in other liabilities	(51,863)	(50,449)
Intangible asset, included in other assets	1,464	1,614
Minimum pension liability adjustment, included in accumulated other comprehensive income (loss)	31,018	28,803

	$75,965	$68,248

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations
      At December 31, 2005 and 2004, the Company included certain amounts in the minimum pension liability adjustment that is included in “Accumulated other comprehensive income (loss)” that represent the Company’s share of the minimum pension liability adjustment related to the Canadian Newspaper Operations which will be recognized upon consummation of the sale of those operations in 2006. A majority of the Company’s Canadian pension obligations relate to former employees of operations sold prior to 2003.
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
      The minimum pension liability adjustment included in “Accumulated other comprehensive income (loss)” is summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Company pension plans	$29,845	$27,354
Canadian Newspaper Operations	1,173	1,449
Less — Deferred tax benefits	(12,089)	(10,659)
Less — Canadian Newspaper Operations minority interest	(152)	(188)

	$18,777	$17,956

      The change in the minimum pension liability adjustment included in “Accumulated other comprehensive income (loss)” was an increase of $0.8 million for the year ended December 31, 2005, a decrease of $28.5 million for the year ended December 31, 2004 and an increase of $1.7 million for the year ended December 31, 2003, respectively. The decrease in 2004 was largely attributable to the sale of the Telegraph Group.
      Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	December 31,

	2005	2004

	(In thousands)
Projected benefit obligation	$133,635	$127,390
Accumulated benefit obligation	$127,873	$122,135
Fair value of plan assets	$77,612	$73,996
      Information for pension plans with plan assets in excess of the accumulated benefit obligation as of December 31:

	December 31,

	2005	2004

	(In thousands)
Projected benefit obligation	$208,401	$204,194
Accumulated benefit obligation	$207,098	$203,164
Fair value of plan assets	$270,684	$249,774

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions
      The ranges of assumptions are as follows:

December 31,

	2005	2004	2003

Discount rate	5.50 - 6.25%	5.75% - 7.0%	5.75% - 7.0%
Expected return on plan assets	5.25 - 8.25%	6.25% - 8.25%	6.5% - 8.25%
Compensation increase	3.0 - 4.0%	3.0% - 4.0%	3.0% - 4.0%
      Weighted-average assumptions used to determine plan benefit obligations at December 31:

	Pension Benefits

	2005	2004

Discount rate	5.49%	5.75%
Rate of compensation increase	3.02%	3.09%
      Weighted-average assumptions used to determine plan net periodic benefit cost for the years ended December 31:

	Pension Benefits

	2005	2004	2003

Discount rate	5.49%	5.75%	5.84%
Expected long-term return on plan assets	7.23%	7.21%	7.25%
Rate of compensation increase	3.02%	3.09%	3.16%
      The Company used a building block approach to determine its current assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns range from 5.25% to 8.25%. The Company’s current target asset allocation for pension plan assets is 50% in equity securities and 50% in debt and other securities.

Pension Plan Assets
      The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at
	December 31,

Asset Category	2005	2004

Equity securities	58.0%	57.5%
Debt securities	35.5%	37.1%
Other	6.5%	5.4%

Total	100.0%	100.0%

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investment funds are selected on the basis of:

•	Historically competitive investment return and risks;

•	Stability and financial soundness of companies offering funds;

•	Desirability of offering funds run by different managers; and

•	Manager’s investment philosophy and style.
      The Plans’ fund manager reviews the investment funds quarterly for consistency of style and competitive investment performance.

Post-retirement and Post-employment Benefits
      The Company sponsors three foreign post-retirement plans that provide post-retirement benefits to certain employees. These and other benefits are accrued in accordance with SFAS No. 106 and SFAS No. 112. The Company has no domestic post-retirement benefit plan.
      The components of net periodic post-retirement benefit cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(In thousands)
Service cost	$21	$18	$14
Interest cost	1,325	1,273	1,273
Amortization of losses (gains)	(907)	(649)	66

Net periodic post-retirement benefit cost	$439	$642	$1,353

      The table below sets forth the reconciliation of the accumulated post-retirement benefit obligation:

	December 31,

	2005	2004

	(In thousands)
Accumulated post-retirement benefit obligation at the beginning of the year	$35,430	$33,259
Service cost	21	18
Interest cost	1,325	1,273
Actuarial gains	1,176	615
Benefits paid	(2,355)	(2,169)
Other, including currency translation differences	1,157	2,434

Accumulated post-retirement benefit obligation at the end of the year	$36,754	$35,430

      The table below sets forth the plan’s funded status reconciled to the amounts recognized in the Consolidated Balance Sheets:

	December 31,

	2005	2004

	(In thousands)
Unfunded status	$34,145	$32,710
Unrecognized net loss	4,150	6,309

Accrued post-retirement benefit cost, included in other liabilities	$38,295	$39,019

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.0% and 5.5% as of December 31, 2005 and 2004, respectively. The weighted average discount rate used in determining the net periodic benefit cost was 5.50% and 5.75% for 2005 and 2004, respectively. Generally, benefits under the plan are paid for by the Company’s contributions to the Plan and the Company expects the contributions in 2006 to approximate those in 2005.

	2005	2004

Healthcare cost trend assumed next year	8%	9%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5%	5%
Year that rate reaches ultimate trend rate	2009	2009
      Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated post-retirement benefit obligation as of December 31, 2005 would have increased $2.5 million (2004 — $1.9 million) and the effect of this change on the aggregate of service and interest cost for 2005 would have been an increase of $0.1 million (2004 — $0.1 million). If the health care cost trend rate was decreased 1%, the accumulated post-retirement benefit obligation as of December 31, 2005 would have decreased by $2.1 million (2004 — $1.7 million) and the effect of this change on the aggregate of service and interest cost for 2005 would have been a decrease of $0.1 million (2004 — $0.1 million).

Pension and Other Benefit Payments
      The following table represents the expected future benefit payments to be paid by the pension and post-retirement plans during the ensuing five years and five years thereafter:

		Post-
	Pension	Retirement
Year	Benefits	Benefits

	(In thousands)
2006	$28,396	$2,529
2007	$28,023	$2,568
2008	$27,625	$2,592
2009	$27,417	$2,600
2010	$26,840	$2,602
2011-2015	$126,979	$12,893

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Other Operating Costs
      Included in “Other Operating Costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Special Committee and related costs(a)	$13,633	$60,124	$10,147
Management fees	—	500	16,717
Aircraft costs	—	449	3,439
Restitution and settlement costs — circulation matters(b)	—	2,880	24,120
(Gain) loss on sale of assets(c)	(171)	(44,828)	156
Write-down of intangible assets (Note 6)	—	1,833	—
Wind-down of aircraft operations	—	—	1,445
Directors and officers insurance fee(d)	—	5,400	—

	$13,462	$26,358	$56,024

(a)	Special Committee and related costs
      The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. See Note 21(a). These costs primarily consist of legal and other professional fees as summarized in the following table. Such costs are accrued as services are rendered.

	Year Ended December 31,			Incurred Since
				Inception through
	2005	2004	2003	December 31, 2005(5)

	(In thousands)
Special Committee’s work(1)	$19,044	$26,605	$7,072	$52,721
Litigation costs(2)	3,601	15,522	1,446	20,569
Indemnification fees and costs(3)	23,363	17,997	1,629	42,989
Recoveries(4)	(32,375)	—	—	(32,375)

	$13,633	$60,124	$10,147	$83,904

(1)	Costs and expenses arising from the Special Committee’s investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware Litigation.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	Represents recoveries directly resulting from the Special Committee’s activities including approximately $30.3 million in a settlement with Torys LLP and $2.1 million in recoveries of indemnification payments from Black. Excludes settlements with former directors and officers, pursuant to a restitution agreement

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reached in November 2003, of approximately $1.7 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively. See Note 17, 21(a) and 22(a).

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.

(b)	Restitution and settlement costs — circulation matters
      On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers. To cover the estimated cost of restitution and settlement of related lawsuits, the Company recorded pre-tax charges of $2.9 million and $24.1 million for the years ended December 31, 2004 and 2003, respectively. See Note 21(a).

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Other Income (Expense), Net

	December 31,

	2005	2004	2003

	(In thousands)
Loss on extinguishment of debt(a)	$—	$(60,381)	$(37,291)
Write-down of investments	—	(365)	(7,700)
Write-down and expenses related to FDR Collection(b)	(795)	—	(6,796)
Gain (loss) on Participation Trust and CanWest Debentures, including exchange gains and losses(c) (Note 4)	—	(22,689)	83,681
Foreign currency gains (losses), net	(2,171)	1,634	1,285
Losses on sales of publishing interests, net(d)	—	(7,900)	(6,251)
Legal settlement (Note 21(a))	(800)	—	—
Settlements with former directors and officers (Note 22(a))	—	1,718	31,547
Gain on sale of investments	2,254	1,709	2,129
Write-down of property, plant and equipment(e)	—	—	(5,622)
Equity in losses of affiliates, net of dividends received	(1,752)	(3,897)	(2,957)
Other	(575)	(5,519)	(40)

	$(3,839)	$(95,690)	$51,985

(a)	In 2004, the Company retired $294.0 million of its 9% Senior Notes and recognized losses, including the write-off of deferred financing fees of approximately $60.4 million. See Note 9. In January 2003, the Company paid premiums of approximately $19.7 million on the early redemption of the Senior Subordinated Notes and wrote off related deferred financing fees of approximately $17.6 million.

(b)	The Company has made several acquisitions of papers and other memorabilia of President Franklin Delano Roosevelt (the “FDR Collection”). In 2003, the Company recorded an impairment in the value of the FDR Collection of $6.8 million. The U.S. National Archives has asserted an ownership claim to a portion of the collection known as the Grace Tully Collection. In addition, in 2005 the Company paid the State of New York approximately $0.8 million to settle a claim that the Company was liable for sales taxes related to these acquisitions.

(c)	During 2003, the Company recorded foreign exchange mark-to-market gains on the Participation Trust of $93.5 million. The Company had a loss of $22.7 million related to the Participation Trust and CanWest Debentures in 2004 (excluding $8.2 million included in “Earnings from operations of business segments disposed of and to be disposed of”). This loss was largely due to foreign exchange gains recorded in prior years and not ultimately realized upon liquidation in 2004. The Company had a loss of $9.8 million related to the redemption of derivatives related to the CanWest Debentures in 2003. See Note 4.

(d)	Amount recorded in 2004 represents adjustments in estimated net proceeds to be received related to the sale of publishing interests in prior years.

(e)	Amount recorded in 2003 largely represents write-down of a corporate aircraft sold in 2004.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Income Taxes
      Total income taxes for the years ended December 31, 2005, 2004, and 2003 were allocated as follows:

	2005	2004	2003

	(In thousands)
Income taxes (benefit) allocated to:
Earnings (loss) from continuing operations before income taxes	$42,467	$29,462	$112,168
Earnings from discontinued operations	13,778	213,424	9,470
Other comprehensive income (loss) — foreign currency translation adjustments	757	176	1,526
Other comprehensive income (loss) — unrealized holding gain (loss) on marketable securities	(2,467)	(1,294)	3,110
Other comprehensive income (loss) — minimum pension liability adjustment	(1,430)	12,665	101

	$53,105	$254,433	$126,375

      Income taxes (benefit) allocated to earnings (loss) from continuing operations before income taxes for the years shown below consists of:

	Current	Deferred	Total

	(In thousands)
Year ended December 31, 2005
U.S. federal	$(4,279)	$22,327	$18,048
Foreign	19,442	4,327	23,769
State and local	(2,599)	3,249	650

	$12,564	$29,903	$42,467

Year ended December 31, 2004:
U.S. federal	$(10,873)	$(4,283)	$(15,156)
Foreign	25,622	24,630	50,252
State and local	(4,995)	(639)	(5,634)

	$9,754	$19,708	$29,462

Year ended December 31, 2003:
U.S. federal	$(8,331)	$56,125	$47,794
Foreign	85,461	(29,831)	55,630
State and local	5,214	3,530	8,744

	$82,344	$29,824	$112,168

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      U.S. and foreign components of earnings (loss) from continuing operations before income taxes are presented below:

	2005	2004	2003

	(In thousands)
U.S.	$(6,644)	$(144,526)	$32,087
Foreign	3,177	18,428	(30,380)

	$(3,467)	$(126,098)	$1,707

      Income tax expense (benefit) allocated to earnings (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for 2005, 2004 and 2003 as a result of the following:

	2005	2004	2003

	(In thousands)
Income tax expense (benefit) at federal statutory rate	$(1,214)	$(44,134)	$597
Impact of taxation at different foreign rates	143	383	(909)
U.S. state and local income tax expense (benefit), net of federal tax impact	(550)	(5,413)	1,762
Settlement of state tax matters, net of federal tax benefit	—	—	4,082
Tax impacts of the disposition and liquidation of Canadian operations, including book and tax basis differences, foreign exchange differences and related items	(7,431)	(10,472)	1,545
Provision for tax contingencies, principally related to potential non-deductibility of management fees	607	6,520	61,442
Reduction of tax contingency accruals due to the resolution of uncertainties	(16,194)	(10,695)	—
Interest on tax contingency accruals, net of federal tax benefit on a portion thereof	53,680	48,236	46,738
Items non-deductible or non-includible for income tax purposes	(2,676)	5,906	2,962
U.S. income tax expense (benefit) on intercompany and other transactions involving foreign operations	4,621	12,290	(3,797)
Non-U.S. tax impacts related to Telegraph Group, principally surrender of tax losses	—	(10,526)	12,056
Increase (decrease) in valuation allowance	8,894	38,639	(12,269)
Other, net	2,587	(1,272)	(2,041)

Total	$42,467	$29,462	$112,168

      “Income taxes payable and other tax liabilities” presented as current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Income taxes payable	$29,722	$168,640
Other tax liabilities	557,012	518,300

	$586,734	$686,940

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      “Deferred income taxes and other tax liabilities” presented as non-current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred tax liabilities	$115,613	$116,811
Other tax liabilities	363,495	349,228
Deferred tax assets, net of valuation allowance	(118,584)	(119,850)

	$360,524	$346,189

      Other tax liabilities in the above tables represent accruals to cover contingent liabilities related to additional taxes and interest the Company may be required to pay in various tax jurisdictions.
      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets attributable to:
Accounts receivable, principally due to allowance for doubtful accounts	$2,004	$1,968
Accrued expenses	17,500	23,961
Post-retirement obligation	21,601	22,270
Investments	23,966	25,893
Net operating loss carryforwards	6,820	10,292
Claims for restitution	58,252	58,375
U.S. tax benefit related to disposition and liquidation of Canadian operations	167,532	144,355
Other	11,161	13,521

Deferred tax assets	308,836	300,635
Less valuation allowance	(190,252)	(180,785)

Net deferred tax assets	$118,584	$119,850

Deferred tax liabilities attributable to:
Property, plant and equipment, principally due to differences in depreciation	$41,216	$40,676
Pension asset	30,124	28,524
Deferred gain on exchange of assets	33,277	34,291
Other	10,996	13,320

Deferred tax liabilities	$115,613	$116,811

      The valuation allowance relates principally to the U.S. tax benefit related to disposition and liquidation of Canadian operations. Management believes that it is more likely than not that such benefits will not be fully realized, due to the application of capital loss limitation rules and uncertainties as to the timing of future deductions. The valuation allowance also relates to the tax benefits of net operating loss carryforwards and other deferred tax assets, which management does not expect will be realized.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The “Other tax liabilities” presented in the tables above, aggregating $920.5 million at December 31, 2005 and $867.5 million at December 31, 2004, are comprised of accruals to cover contingent tax liabilities. A substantial portion of the accruals to cover contingent tax liabilities relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes, but the effects of these strategies have not been reflected in the accounts. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties.
      At December 31, 2005, the Company had approximately $19.6 million of Canadian net operating loss carryforwards, which will expire in varying amounts through December 31, 2012.
      Total income taxes paid during the years ended December 31, 2005, 2004 and 2003 amounted to $184.4 million, $25.6 million and $17.3 million, respectively.

(19)	Loss per Share
      The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share from continuing operations:

	Year Ended December 31, 2005

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(45,934)	90,875	$(0.51)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Loss from continuing operations available to common stockholders	$(45,934)	90,875	$(0.51)

      The effect of stock options has been excluded from the calculations for 2005 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of stock options, at December 31, 2005 was 4,211,580.

	Year Ended December 31, 2004

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(155,560)	90,486	$(1.72)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Loss from continuing operations available to common stockholders	$(155,560)	90,486	$(1.72)

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

	Year Ended December 31, 2003

	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS
Loss from continuing operations	$(110,461)	87,311	$(1.27)
Effect of dilutive securities:
None	—	—	—

Diluted EPS
Loss from continuing operations available to common stockholders	$(110,461)	87,311	$(1.27)

      The effect of stock options has been excluded from the calculations for 2003 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of stock options, at December 31, 2003 was 9,674,113.

(20)	Segment Information
      As described in Note 2, the Company completed the sale of the Telegraph Group on July 30, 2004. The Telegraph Group comprised substantially all of the operations of the U.K. Newspaper Group. The remainder of the U.K. Newspaper Group, consisting largely of the holding companies which held investments in the Telegraph Group, is now included in the Investment and Corporate Group. Also as described in Note 2, the Company completed the sale of the Palestine Post Limited (publisher of The Jerusalem Post) on December 15, 2004. The Palestine Post Limited comprised substantially all of the operations of the Community Group. Remaining, immaterial, amounts of the Community Group are now included in the Investment and Corporate Group. In addition, as also described in Note 2, the Company completed the sale of its Canadian Newspaper Operations, which comprised substantially all of its Canadian operating assets in late 2005 and early 2006. The remaining assets, which largely represent retirement, post-employment and post-retirement plans for certain retired employees of Southam Inc., a predecessor to HCPH Co., are included in the Canadian Administrative Group.
      The Sun-Times News Group (previously the Chicago Group) newspaper properties include: The Chicago Sun-Times; Pioneer Press, which publishes 63 weekly newspapers and one free distribution paper in Chicago’s northern and northwestern suburbs; the Daily Southtown and Star; the Post-Tribune of northwest Indiana; and the Naperville Sun and suburban newspapers in Joliet, Elgin, Aurora and Waukegan.
      Substantially all of the assets of the Investment and Corporate Group are held within the United States. Corporate overhead costs are included in the Investment and Corporate Group.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segmented results and other financial data are as follows:

	Year Ended December 31, 2005

			Investment
		Canadian	and
	Sun-Times	Administrative	Corporate
	News Group	Group	Group	Total

	(In thousands)
Total operating revenue	$457,889	$—	$—	$457,889

Depreciation and amortization	$30,237	$115	$369	$30,721

Operating income (loss)	$47,608	$(2,619)	$(55,307)	$(10,318)

Equity in losses of affiliates	$(1,752)	$—	$—	$(1,752)

Total assets(1)	$520,020	$327,184	$218,124	$1,065,328

Capital expenditures	$16,375	$6	$245	$16,626

(1)	Total assets of the Canadian Administrative Group includes $94,809 of assets of operations to be disposed of.

	Year Ended December 31, 2004

			Investment
		Canadian	and
	Sun-Times	Administrative	Corporate
	News Group	Group	Group	Total

	(In thousands)
Total operating revenue	$464,439	$—	$—	$464,439

Depreciation and amortization	$30,525	$85	$499	$31,109

Operating income (loss)(1)	$96,420	$(6,909)	$(111,522)	$(22,011)

Equity in losses of affiliates	$(2,679)	$—	$(1,218)	$(3,897)

Total assets(2)	$521,879	$338,295	$878,724	$1,738,898

Capital expenditures	$28,981	$128	$222	$29,331

(1)	Increase in 2004 for the Sun-Times News Group is largely related to gain on sale of assets. See Note 16(c).

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Total assets of the Canadian Administrative Group include $212,554 of assets of operations to be disposed of.

	Year Ended December 31, 2003

			Investment
		Canadian	and
	Sun-Times	Administrative	Corporate
	News Group	Group	Group	Total

	(In thousands)
Total operating revenue	$450,789	$—	$—	$450,789

Depreciation and amortization	$35,698	$59	$1,926	$37,683

Operating income (loss)(1)	$24,358	$(12,984)	$(45,374)	$(34,000)

Equity in earnings (losses) of affiliates	$(1,854)	$206	$(1,309)	$(2,957)

Capital expenditures	$7,289	$142	$294	$7,725

(1)	Sun-Times News Group includes circulation restitution and settlement costs of $24.1 million. See Note 16(b).

(21)	Commitments and Contingencies

(a)	Litigation

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
      On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. Of the total

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and approximately $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing an agreement on November 15, 2003 (the “Restructuring Agreement”). The Restructuring Agreement provided for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard as financial advisors to explore alternative strategic transactions, including the sale of the Company as a whole or the sale of individual businesses; and certain management changes, including the retirement of Black as Chief Executive Officer (“CEO”) and the resignations of Radler, Boultbee and Atkinson. In addition, Black agreed, as the indirect controlling stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction were necessary to enable Hollinger Inc. to avoid a material default or insolvency. On August 30, 2004, the Special Committee published the results of its investigation.
      On November 19, 2003, Black retired as CEO of the Company. Gordon A. Paris (“Paris”) became the Company’s Interim CEO upon Black’s retirement. Effective November 16, 2003, Radler resigned as President and Chief Operating Officer of the Company and as publisher of the Chicago Sun-Times, at which time Paris became Interim President. On November 16, 2003, Radler and Atkinson also resigned as members of the Board of Directors. The Company terminated Boultbee as an officer on November 16, 2003. On January 17, 2004, Black was removed as non-executive Chairman of the Board of Directors and Paris was elected as Interim Chairman on January 20, 2004. On March 5, 2004, Black was removed as Executive Chairman of the Telegraph Group. On June 2, 2005, the Company received a letter from Black and Barbara Amiel Black (“Amiel Black”) informing the Company of their retirement from the Board of Directors with immediate effect.
      On March 23, 2004, Daniel W. Colson (“Colson”), who was also cited in the Report in connection with receiving unauthorized payments, retired as Chief Operating Officer of the Company and CEO of the Telegraph Group in accordance with the terms of his Compromise Agreement with the Company. On April 27, 2004, Atkinson resigned as Executive Vice President of the Company under the terms of his settlement with the Company.
      Although Radler was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. During 2003, Radler paid the Company approximately $0.9 million. During 2004, Radler paid an additional amount of approximately $7.8 million, including interest of $1.5 million.
      Although Atkinson was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, Atkinson and the Company entered into a settlement agreement in which Atkinson agreed to pay a total amount of approximately $2.8 million, representing all “non-competition” payments and payments under the incentive compensation plan of Hollinger Digital LLC (“Hollinger Digital”) that he received, plus interest. The total amount of $2.8 million includes approximately $0.6 million identified for repayment by Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company approximately $0.4 million. On April 27, 2004, Atkinson exercised his vested options and the net proceeds of $4.0 million from the sale of the underlying shares of Class A Common Stock were deposited under an escrow agreement. Upon the Delaware Chancery Court’s approval of the settlement agreement, the Company will receive $2.4 million and Atkinson will receive the remainder. See Note 22(a).
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
      Boultbee has not paid to the Company any amounts in restitution for the unauthorized “non-competition” payments set forth in the Restructuring Agreement, and has filed a suit in Canada against the Company and members of the Special Committee seeking damages for an alleged wrongful dismissal. See “— Other Matters.”
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

Overview of Corporate Review Committee Actions
      On January 18, 2004, Black and Ravelston entered into a Tender and Stockholder Support and Acquisition Agreement with Press Holdings International Limited (“PHIL”) for the sale of the control of Hollinger Inc. (the “Hollinger Sale”). The Company formed the CRC, consisting of all directors at January 18, 2004, other than Black, Amiel Black and Colson, each of whom were directly or indirectly interested in the Hollinger Sale, to review the terms of the Hollinger Sale and supervise the Strategic Process. The CRC adopted the SRP, described further in Note 13. On January 23, 2004, Hollinger Inc. adopted by written stockholder consent amendments to the Company’s bylaws and attempted to dissolve all committees of the Board of Directors, including the CRC, other than the Special Committee and the Audit Committee. On January 26, 2004, the Company commenced legal action in Delaware seeking relief declaring that Hollinger Inc.’s actions were invalid; that the adoption of the SRP was valid; and that Black and Hollinger Inc. breached their fiduciary duties to the Company and the terms of the Restructuring Agreement. On March 4, 2004, the Chancery Court for the State of Delaware issued a decision in favor of the Company. As a result, PHIL withdrew its offer and the Hollinger Sale was abandoned. See “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc. and 504468 N.B. Inc.”

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain “non-competition” payments, the payment of allegedly excessive management and services fees, and other alleged misconduct.
      On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in this action. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval. Hollinger Inc. and several other insureds under the insurance policies have challenged the funding of the settlement by the insurers and have commenced applications in the Ontario Superior Court of Justice for this purpose. The settlement is subject to the Ontario Court’s approval of the funding and proceedings on the matter are ongoing. In a decision dated January 13, 2006, the Ontario Court provisionally endorsed the funding of the settlement by American Home Assurance Company and the Chubb Insurance Company of Canada, but the Ontario Court will conduct further proceedings on April 7, 2006 to resolve certain remaining issues concerning approval of this funding. The settlement is also subject to approval by the Court of Chancery of the State of Delaware. See “— Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada” below.
      The parties to the settlement include former independent directors Burt, Kissinger, Meitar, Thompson, Dwayne O. Andreas, Raymond G. Chambers, Marie-Josee Kravis (“Kravis”), Robert S. Strauss, A. Alfred Taubman, George Weidenfeld and Leslie H. Wexner. The plaintiff had previously dismissed Special Committee members Graham W. Savage, Raymond G.H. Seitz, and Paris as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.
      The other defendants named in the suit, who are not parties to the settlement, are Black, Amiel Black, Colson, Richard N. Perle (“Perle”), Radler, Atkinson, Bradford Publishing Co. (“Bradford”) and Horizon Publications, Inc. (“Horizon”). Bradford and Horizon are private newspaper companies controlled by Black and Radler. The Company, through the Special Committee, has previously announced a settlement of its claims against Atkinson, and the Company anticipates that the Atkinson settlement will be presented to the Court of Chancery for the State of Delaware for approval in conjunction with the independent director settlement.
      The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Black, Amiel Black, Radler, Colson, Perle, Boultbee, Hollinger Inc., Ravelston, and RMI. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors” below.

Stockholder Class Actions
      In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint are Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They are purporting to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserts claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint seeks unspecified monetary damages, rescission, and an injunction against future violations. In January 2005, the defendants in In re Hollinger International Inc. Securities Litigation, including the Company, filed motions to dismiss the second consolidated amended class action complaint in the United States District Court for the Northern District of Illinois. The motions are pending.
      On September 7, 2004, a group allegedly comprised of those who purchased stock in one or more of the defendant corporations initiated purported class actions by issuing Statements of Claim in Saskatchewan and Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, are identical in all material respects. The defendants include the Company, certain former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys LLP, the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Saskatchewan Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.C. 1985, c. C.-44 and seek unspecified monetary damages. On July 8, 2005, the Company and other defendants served motion materials seeking orders dismissing or staying the Saskatchewan claim on the basis that the Saskatchewan court has no jurisdiction over the defendants or, alternatively, that Saskatchewan is not the appropriate forum to adjudicate the matters in issue. The motion was heard by the Saskatchewan Court of Queen’s Bench on September 6 and 7, 2005. On February 28, 2006, the court stayed the action until September 15, 2007. The claimants may apply to have the stay lifted prior to that date if they are unable effectively to pursue their claims by way of the Illinois or Ontario class actions or in an SEC proceeding.
      On February 3, 2005, substantially the same group of plaintiffs as in the Saskatchewan and Ontario claims initiated a purported class action by issuing a Statement of Claim in Quebec, Canada. The Quebec claim, issued in that province’s Superior Court, is substantially similar to the Saskatchewan and Ontario claims and the defendants are the same as in the other two proceedings. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Ontario Securities Act and breaches of obligations under the Canada Business Corporations Act and seek unspecified money damages.

Tweedy Browne Litigation
      On December 2, 2003, Tweedy, Browne Global Value Fund and Tweedy Browne (together, the “Tweedy Browne Plaintiffs”), stockholders of the Company, initiated an action against the Company in the Court of Chancery for the State of Delaware in and for Castle County to recover attorneys’ fees and costs in connection with informal inquiries and other investigations performed by and on behalf of the Tweedy Browne Plaintiffs concerning conduct that subsequently was investigated by the Special Committee. The complaint seeks an award of attorneys’ fees “commensurate with the corporate benefits that have been or will be conferred on the Company as a result of the efforts undertaken by plaintiffs and their counsel.” On August 22, 2005, the Company moved to dismiss the action. The court denied the motion on February 9, 2006, and ordered that the application for attorneys’ fees by the Tweedy Browne Plaintiffs be consolidated with the action entitled Cardinal Value Equity Partners, L.P. v. Black, et al. Counsel for the Tweedy Browne Plaintiffs stated in court papers that they were seeking $5.0 million. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

Litigation Involving Controlling Stockholder, Senior Management and Directors
      On January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and Boultbee, which complaint was amended on

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
May 7, 2004, and again on October 29, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698 (the “Special Committee Action”). The second amended complaint, in which Amiel Black, Colson and Perle are also named as defendants, seeks to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. The second amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, conversion, fraud and civil conspiracy in connection with transactions described in the Report, including, among other transactions, unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. All defendants have answered the second amended complaint, and with their answers defendants Black, Radler, Boultbee, Amiel Black and Colson asserted third-party claims against Burt, Thompson and Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. On January 25, 2006, the court dismissed those third-party claims, and on February 8, 2006, defendants moved for reconsideration of that decision. In addition, Black asserted counterclaims against the Company alleging breach of his stock option contracts with the Company and seeking a declaration that he may continue participating in the Company’s option plans and exercising additional options. On May 26, 2005, the Company filed its reply to Black’s counterclaims.
      Ravelston and RMI asserted counterclaims against the Company and third-party claims against HCPH Co. and Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004, and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent Agreement” (“Consent”) between the Company and Wachovia Trust Company. The Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8 % Senior Secured Notes due 2011. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. The Company filed a motion to dismiss these claims on August 15, 2005. On March 3, 2006, the court granted the motion to dismiss the claim based on the Consent, ruled that Ravelston and RMI are not entitled to the same management fee that they obtained in 2003 and denied the motion to dismiss the other claims. On January 26, 2006, Ravelston and RMI also asserted third-party claims against Bradford and Horizon and its affiliates. These claims seek contribution for some or all of any damages for which Ravelston and RMI are held liable to the Company.
      The U.S. Attorney’s Office intervened in the case and moved to stay discovery until the close of the criminal proceedings. On March 2, 2006, the court granted the motion over the Company’s objection.

Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc.
      On January 26, 2004, the Company filed a complaint against Black, Hollinger Inc. and an affiliated entity in the Court of Chancery for the State of Delaware in and for New Castle County. In this action, the Company sought relief declaring: (i) that a written consent by defendants purporting to abolish the CRC and to amend the Company’s bylaws was invalid; (ii) that the SRP adopted by the CRC on January 25, 2004 was valid; and (iii) that, under the Hollinger Sale, the shares of Class B Common Stock held by Hollinger Inc. would convert to shares of Class A Common Stock. The Company’s complaint also asserted claims that defendants breached their fiduciary duties to the Company and breached the terms of the Restructuring Agreement through their activities in connection with the Hollinger Sale and the purported bylaw amendments.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 3, 2004, defendants filed a counterclaim against the Company, members of the CRC, and Richard C. Breeden (“Breeden”), advisor and counsel to the Special Committee (See “— United States Securities and Exchange Commission v. Hollinger International Inc.” below). In their counterclaim, defendants sought declaratory relief declaring that their bylaw amendments were valid and that the SRP and other actions by the CRC were invalid. Defendants also asserted claims of breach of fiduciary duty, misrepresentation, tortious interference with the Hollinger Sale, breach of the Restructuring Agreement, and violation of the just compensation and due process provisions of the Fourteenth Amendment to the U.S. Constitution. In addition to declaratory and injunctive relief, defendants sought unspecified damages.
      On March 4, 2004, the Court of Chancery entered an order and judgment declaring that Hollinger Inc.’s purported amendments to the Company’s bylaws were invalid, that the CRC was and remained duly constituted, and that the SRP was valid. The Court of Chancery’s order also dismissed defendants’ breach of fiduciary duty, tortious interference, and Fourteenth Amendment counterclaims and preliminarily enjoined the defendants from taking any action to consummate any transaction in violation of the provisions of the Restructuring Agreement, including the Hollinger Sale and any other breaches of the Restructuring Agreement by defendants.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black v. Hollinger International Inc., filed on April 5, 2004
      On April 5, 2004, Black filed an action against the Company in the U.S. District Court for the Northern District of Illinois alleging that the Company breached its obligations to Black under three stock option plans. The complaint sought (i) specific performance or damages for the alleged breaches, (ii) damages for the Company’s alleged failure to issue to Black 145,000 and 1,218,750 shares of Class A Common Stock upon alleged exercises by Black of options on February 13, 2004 and April 2, 2004, respectively, and (iii) declaratory judgment that Black’s removal as Chairman of the Company and from the Telegraph Group did not constitute termination of employment under the 1997 Stock Option Plan and that his options must be treated equally with those of other executive officers and directors of the Company. The total damages sought were the highest value of 145,000 shares of Class A Common Stock after February 13, 2004, less the option exercise price, plus pre-judgment interest, and the highest value of 1,218,750 shares of Class A Common Stock after April 2, 2004, less the option exercise price, plus pre-judgment interest. On November 11, 2004, the court dismissed the action without prejudice, granting Black leave to refile his claims as counterclaims in Hollinger International Inc. v. Hollinger Inc., et al. which is described in “— Litigation Involving Controlling Stockholder, Senior Management and Directors” above.

Black v. Hollinger International Inc., filed on May 13, 2005
      On May 13, 2005, Black filed an action against the Company in the Court of Chancery in the State of Delaware in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In his initial complaint, Black sought payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees.
      In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad Black, Hollinger Inc., and 504468 N.B. Inc. described above (the “Delaware Litigation”), and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware Litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly LLP fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler, and Boultbee. Black filed an amended complaint on July 11, 2005. In addition to the relief sought in the initial complaint, the amended complaint seeks advancement of the fees of two other law firms — Baker Botts LLP and Schopf & Weiss LLP — totaling about $435,000. On July 21, 2005, Hollinger Inc. moved to dismiss the Company’s third-party claims.
      In March 2006, Black and the Company reached an agreement to settle the claims asserted against each other. Pursuant to the settlement agreement, the Company will advance approximately $4.4 million for legal bills previously submitted to the Company for advancement, which reflects an offset for amounts previously advanced to Black that he was required to repay as a result of the rulings against him in the Delaware Litigation. In connection with future legal bills, the Company will advance 75% of the legal fees of attorneys representing Black in the criminal case pending against him in the United States District Court for the Northern District of Illinois and 50% of his legal fees in other matters pending against him. All such advancement is subject to Black’s undertaking that he will repay such fees if it is ultimately determined that

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
he is not entitled to indemnification. The settlement agreement does not affect the Company’s third-party claim against Hollinger Inc.

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
      On March 5, 2004, a statement of defense and counterclaim was issued by Ravelston and RMI against the Company and two of its subsidiaries, Publishing and HCPH Co. The counterclaim seeks damages in the amount of approximately $174.3 million for alleged breaches of the services agreements between the parties and for alleged unjust enrichment and tortious interference with economic relations by reason of those breaches. On March 10, 2004, Hollinger Inc. filed a statement of defense and counterclaim against the Company seeking Cdn.$300.0 million, claiming that by the Company’s refusal to pay its obligations under its services agreement with Ravelston, the Company intended to cause Ravelston to default in its obligations to Hollinger Inc. under a support agreement between Ravelston and Hollinger Inc., and intended to cause Hollinger Inc. to default on its obligations under its outstanding notes, with the resulting loss of its majority control of the Company. This litigation was stayed in May 2004 pending a final resolution of the proceedings in Illinois and Delaware.

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

United States Securities and Exchange Commission v. Hollinger International Inc.
      On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction (the “Court Order”) against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order requires the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as a special monitor (“Special Monitor”) of the Company under certain circumstances, including the election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. On January 24, 2006, Hollinger Inc. elected two directors without such approval and Breeden became the Company’s Special Monitor.
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
      The SEC alleges that the scheme used by Black, Radler and Hollinger Inc. included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other former directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell Company assets for the benefit of all of the Company’s stockholders and not to undermine that process by engaging in transactions for the benefit of himself and Hollinger Inc. The SEC further alleges that Black and Radler misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.
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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 10, 2005, the SEC filed an amended complaint that corrects several minor errors in the original complaint, extends the SEC’s claim of federal securities law violations to Hollinger Inc., and amends the relief sought to include a voting trust upon the shares of the Company that are controlled directly or indirectly by Black and Hollinger Inc. On September 14, 2005, the court granted a motion by the U.S. Attorney’s Office to stay discovery, other than document discovery, pending resolution of the government’s criminal case and investigation. On December 14, 2005, the court granted the U.S. Attorney’s Office’s motion for a complete discovery stay pending resolution of the criminal case. It is not yet possible to determine the ultimate outcome of this action.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada
      On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company that was brought by Cardinal Value Equity Partners. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and Ravelston for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company filed an application with the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by American Home Assurance Company, Chubb Insurance Company of Canada, Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question, but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.
      These applications were heard by the Ontario Court on July 20-22, November 29-30 and December 1, 2005. In a decision dated January 13, 2006, the Ontario Court provisionally endorsed the funding of the settlement by American Home Assurance Company and Chubb Insurance Company of Canada, but will conduct further proceedings on April 7, 2006 to resolve certain remaining issues concerning approval of this funding.

The Chicago Sun-Times Circulation Cases
      On October 5, 2004, the Company announced that circulation at the Chicago Sun-Times had been overstated during the period March 1997 to March 2004. Following the announcement, the Company commenced a settlement program targeting approximately 500 major repeat advertisers. The Company participated in a court-approved mediation process that culminated in a class settlement (the “Class Action Settlement”). The Class Action Settlement was given final approval by the Circuit Court of Cook County, Chancery Division, on January 17, 2006. The terms of the Class Action Settlement call for payment by the Chicago Sun-Times to advertisers of $7.6 million in cash and up to $7.3 million in value-added benefits. Additionally, the Chicago Sun-Times will pay cash incentive payments of approximately $0.2 million, additional relief of $50,000, and attorneys’ fees of approximately $5.6 million. The total cash to be paid out by the Chicago Sun-Times under the Class Action Settlement (excluding defense costs and claims administrator

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs) is therefore approximately $13.4 million. The cost of value-added benefits paid by the Chicago Sun-Times will vary depending upon the return rate of claims forms.
      The Company in 2004 and early 2005 made private settlements with major advertisers and agreed to provide value added advertising benefits, the cost of which will vary depending on the extent the advertisers use these benefits and the nature of the benefit chosen. The Company is in settlement negotiations with the remaining advertisers whose claims are not settled. The aggregate spend of these advertisers is equal to approximately 9.5% of the total class spend for the relevant period. The Company had previously reserved $27.0 million with regard to this matter. The Company evaluates the adequacy of the reserve on a regular basis and believes the reserve to be adequate, including amounts related to settlements referred to above, as of December 31, 2005.

CanWest Arbitration
      On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. See Note 2 regarding funds held in escrow in respect of this arbitration. The arbitration (“CanWest Arbitration”) is in preliminary stages, and it is not yet possible to determine its ultimate outcome.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.
      On December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. In August 2004, The National Post Company obtained an order for partial summary judgment ordering the Company to pay The National Post Company Cdn.$22.5 million plus costs and interest. On November 30, 2004, the Company settled the appeal of the partial summary judgment by paying The National Post Company the amount of Cdn.$26.5 million. This amount includes payment of the Cdn.$22.5 million in principal plus interest and related costs. The two remaining matters in this action consist of a claim for Cdn.$2.5 million for capital and operating requirements of The National Post Company and a claim for Cdn.$752,000 for newsprint rebates. This action has been discontinued and claims have been transferred to the CanWest Arbitration on consent of the parties.
      RMI brought a third party claim in this action against HCPH Co. for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action. CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on a promissory note issued in connection with the sale of NP Holdings Company (“NP Holdings”).

Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc.
      On November 3, 2004, Wells Fargo Bank Northwest, N.A. and Key Corporate Capital Inc. filed an action in the Supreme Court of the State of New York, in Albany County, against Sugra (Bermuda) Limited (“Sugra (Bermuda)”), which is a subsidiary of Publishing, and against Hollinger Inc. The action is entitled Wells Fargo Bank Northwest, N.A. v. Sugra (Bermuda) Limited and Hollinger Inc., No. 1:04-cv-01436-GLD-DRH (N.D.N.Y.). The action alleges that Sugra (Bermuda) defaulted under the terms of a 1995 aircraft lease

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement, and that Hollinger Inc. is a guarantor of Sugra (Bermuda)’s obligations under the lease. In the initial complaint, the plaintiffs sought $5.1 million in damages, plus interest at the rate of 18 percent per annum and attorneys’ fees. On December 20, 2004, the action was moved from state court to the United States District Court for the Northern District of New York.
      On December 22, 2005, the Company settled this matter for $0.8 million and the parties have agreed to dismiss all claims, cross claims, and third-party claims against one another. As a result of this settlement, the Company has recognized a charge of $0.8 million in “Other income (expense), net” for the year ended December 31, 2005.

Boultbee v. Hollinger International Inc., filed August 25, 2005
      On August 25, 2005, Boultbee filed an action against the Company in the Court of Chancery of the State of Delaware alleging that the Company wrongfully failed to advance to him legal fees and expenses he allegedly incurred in connection with certain actions and investigations. He sought an order requiring the Company to pay approximately $257,000 in advancement for such legal fees, plus interest, and declaring that he is entitled to such advancement going forward. He also sought an award of attorneys’ fees for bringing the action. In September 2005, the Company filed counterclaims seeking a declaration that Boultbee was not entitled to advancement in connection with certain proceedings and that he was liable for repayment of 50% of amounts already advanced to him. In February 2006, the parties agreed to settle the matter. Pursuant to the settlement, Boultbee will receive advancement for a portion of his prior legal fees, and specified percentages of his future legal fees in connection with various matters, subject to his undertaking that he will repay such fees if it is ultimately determined that he is not entitled to indemnification. As a result of this agreement, the Company has recognized a charge of $2.0 million for the year ended December 31, 2005 to accrue for estimated indemnification fees related to Boultbee.

Other Matters
      The Company and members of the Special Committee have had a suit filed against them before the Ontario Superior Court of Justice by Boultbee whose position as an officer was terminated in November 2003. In November 2003, the Special Committee found that Boultbee received approximately $0.6 million of “non-competition” payments that had not been properly authorized by the Company. The Company was unable to reach a satisfactory agreement with Boultbee for, among other things, repayment of these amounts and as a result, terminated his position as an officer of the Company. Boultbee is asserting claims for wrongful termination, indemnification for legal fees, breach of contract relating to stock options and loss of reputation, and is seeking approximately Cdn.$16.1 million from the defendants. The action is in its preliminary stages, and it is not yet possible to determine its ultimate outcome. On November 18, 2004, the Company and Boultbee resolved Boultbee’s claim for advancement and indemnification of legal fees, as part of which Boultbee agreed to discontinue this portion of claim. On June 21, 2005, the Company filed a motion to stay this action until the litigation in Illinois involving the Company, Boultbee and others has been concluded. By consent order dated March 27, 2006, this action is stayed and Boultbee’s claim for advancement and indemnification of legal fees in this action has been discontinued. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors.”
      On June 27, 2005, Kenneth Whyte, former editor-in-chief of the National Post, filed an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Whyte v. Hollinger International Inc., Index No. 602321/05. Whyte alleges that the Company improperly declined to allow him to exercise his vested stock options in February 2004 and asserts damages of approximately $0.7 million. In September 2005, the Company moved to dismiss the action. On February 28, 2006, the court granted the motion to dismiss one count of the complaint and denied the motion to dismiss the other two counts. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stockgroup Information Systems Inc. and Stockgroup Media Inc. (collectively referred to as “Stockgroup”) commenced an action in Ontario against Hollinger Inc. and HCPH Co. Stockgroup alleges that Hollinger Inc. and HCPH Co. owe them damages in respect of advertising credits. Stockgroup is seeking, jointly and severally, the amount of approximately $0.5 million from Hollinger Inc. and HCPH Co., plus interest and costs. The action was commenced on January 14, 2005 against Hollinger Inc. and on May 31, 2005 Stockgroup added HCPH Co. as a defendant. Hollinger Inc. and HCPH Co. have defended the claim. Affidavits of documents have been exchanged and examinations for discovery have been completed. It is not yet possible to determine the ultimate outcome of this action.
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
      Management believes that the outcome of any pending claims or proceedings described under “Other Matters” will not have a material adverse effect on the Company taken as a whole.

(b)	Guarantees or Indemnifications

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
      Historically, the Company has not made any significant indemnification payments under such agreements and does not expect to in the future; accordingly no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications if and when those losses become probable and estimable. See Item (c) following.

(ii) Letters of Credit
      In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2005, letters of credit in the amount of $9.2 million ($4.9 million in 2004) were outstanding and the Company maintained compensating deposits with the issuer of $8.0 million ($4.9 million in 2004).

(iii) Other
      The Company licenses some of the content it publishes for use by third parties. In doing so, the Company warrants that it is entitled to license that content and indemnifies the licensee against claims against improper use. The number or potential magnitude of such claims cannot be reasonably estimated. Historically, claims of this nature have not been significant.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Canadian Ownership Matters
      The Company has indemnified the buyer of the Canadian Newspaper Operations against any losses related to the following or similar Canadian ownership issues as discussed below.
      Under the Canadian Income Tax Act (“ITA”), there are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned under the ITA. The status of certain of the newspapers within the Canadian Newspaper Operations as Canadian-owned was affected by Black’s renunciation of his Canadian citizenship in June 2001. Although the Company believes that it had a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the Canadian income tax authorities. Should any challenge be successful, advertisers in Canada might seek compensation for any advertising costs disallowed as a deduction. The amount of exposure, if any, cannot presently be determined. Additionally, one or more of the entities within the Canadian Newspaper Operations has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled. It is possible that the Canadian government could seek the return of these funds as a result of Black’s renunciation of his Canadian citizenship. The total amount received under such grants from January 1, 2001 through December 31, 2005 was approximately Cdn.$3.9 million.
      On October 27, 2005, a claim was filed in the Court of Queens Bench of Alberta by the operator of a weekly magazine in Edmonton, Alberta, Canada against the Company, certain of its subsidiaries, the Minister of National Revenue for Canada, and others. The plaintiff alleges that one title within the Canadian Newspaper Operations made certain misrepresentations to customers regarding the title’s ownership, resulting in damage to the plaintiff. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

(22)	Related-party Transactions
      The following is a description of certain relationships and related-party transactions for the three years ended December 31, 2005. Most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the former directors of the Company who are the subject of the Report.
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
      As of December 31, 2003, the Company had received $0.8 million from Radler and $0.4 million from Atkinson in accordance with the Restructuring Agreement. In 2004, the Company received $32.1 million, plus interest of $8.2 million, from Hollinger Inc., Black, Radler and Atkinson. During the year ended December 31, 2003, approximately $31.5 million was recorded as “Other income (expense), net” and approximately $7.1 million was recorded as “Interest and dividend income.” During the year ended December 31, 2004, the Company recorded approximately $1.7 million in “Other income (expense), net,” which was received from a

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement with Atkinson and approximately $1.1 million as “Interest and dividend income” related to the amounts due at December 31, 2003.
      (b) The Company was party to management services agreements with Ravelston, pursuant to which Ravelston provided advisory, consultative, procurement and administrative services to the Company. These services agreements were assigned on July 5, 2002 to RMI. The Company and its subsidiaries expensed fees from Ravelston and RMI (including amounts reflected in discontinued operations), totaling $nil, $0.5 million and $23.9 million for 2005, 2004 and 2003, respectively, pursuant to these agreements. Moffat and Black-Amiel had separate services agreements with the Company. The Company expensed $2.1 million in 2003 in fees under these agreements (including amounts reflected in discontinued operations). The Restructuring Agreement provided for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI, Moffat and Black-Amiel of the termination of the services agreements effective June 1, 2004 and subsequently proposed, and recorded a charge for, a reduced aggregate management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of approximately $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See Note 21 “— Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”
      Amounts due to related parties amounted to $8.0 million and $8.2 million at December 31, 2005 and 2004, respectively, largely representing amounts payable in respect of management fees which are no longer being accrued (since June 2004).
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
      (d) On January 1, 2003, Canadian Classified Network (“CCN”) was sold to Horizon Operations (Canada) Ltd. (“HOCL”), for cash consideration of approximately Cdn.$0.2 million. HOCL is controlled by Black and Radler. CCN places classified advertising in newspapers participating in a joint advertising group managed by CCN. Until disposed of, CCN was a division of HCPH Co. During the year ended December 31, 2003, the Company earned management fees of approximately Cdn.$0.1 million from CCN under a profit sharing arrangement whereby Hollinger L.P. is entitled to 50% of the profits of CCN. In addition, the Company received approximately Cdn.$0.1 million with respect to advertising related activities with CCN. This transaction was not approved by the Company’s independent directors.
      (e) On July 11, 2000, the Company loaned $36.8 million to a subsidiary of Hollinger Inc. to fund the cash purchase by Hollinger Inc. of HCPH Special Shares. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. It has been classified as “Loan to affiliate” (a long-term asset) on the Consolidated Balance Sheet. Effective January 1, 2002, the interest rate was changed from 13.0% per annum to LIBOR plus 3.0% per annum, without review by or approval of the Company’s independent directors. As of December 31, 2002, the balance, including accrued interest at the new unapproved rate, was $45.8 million. Payments for the above mentioned repurchase and redemption (Note 22(c)) were applied against this debt due from the Hollinger Inc. subsidiary resulting in a calculation of net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003, the date of the repayment. At December 31, 2005, approximately $29.3 million of debt (including interest) remains outstanding, based on the promissory note the Hollinger Inc. subsidiary was required to sign on March 10, 2003, for the outstanding balance as then calculated, and based on the lower of two potentially

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
applicable interest rates, as described below. The debt, since the date of the partial repayment, bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Senior Secured Notes (so long as the Senior Secured Notes are outstanding), guaranteed by Ravelston, the controlling stockholder of Hollinger Inc., and secured by certain assets of Ravelston. Following the receipt of an independent fairness opinion and a review of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc., including the subordination of this remaining debt, by a committee of the Board of Directors of the Company, composed entirely of independent directors, the committee approved the new debt arrangements.
      The Company previously reported that the committee of independent directors referred to above had agreed to a partial offset to the $20.4 million debt against amounts owed by the Company to RMI, a subsidiary of Ravelston, and further stated that the offset was effected April 30, 2003. The amounts contemplated in the partial offset are further described in Note 22(f). Although the former management of the Company maintained that it believed final approval had been given to the offset by the committee of independent directors, according to the Report, the committee had not given such approval. The committee of independent directors later agreed to approve the requested partial offset on certain terms and conditions, but these terms and conditions were not acceptable to Hollinger Inc. and Ravelston, and the offset was not completed.
      Neither the Hollinger Inc. subsidiary nor Ravelston has complied with the terms of the new debt arrangements. Under the terms of the promissory note, the Hollinger Inc. subsidiary is permitted to make interest payments with additional notes if interest payments to the Company are prohibited under the indenture governing Hollinger Inc.’s 11 7/8  Senior Secured Notes. The Hollinger Inc. subsidiary made only partial cash interest payments on the note until August 2003, when it discontinued payments altogether. At this time, the Company cannot ascertain which interest rate is the appropriate one to apply to the debt. Although as set forth in the Report, the Special Committee believes interest should be accrued at the higher rate, to be conservative, the Company has accrued interest at the lower rate. At December 31, 2005, the Company calculates that based on the amount in the promissory note Hollinger Inc.’s subsidiary was required to sign and using the lower interest rate, unpaid interest amounts to $8.9 million. Ravelston was required to fund a cash collateral account to secure the Hollinger Inc. subsidiary’s repayment obligation. Ravelston has funded approximately $0.1 million to this cash collateral account as of December 31, 2005. The Hollinger Inc. subsidiary’s debt is guaranteed by Ravelston.
      The Company has not yet sought to collect on the Ravelston guarantee or attach the receivables. Instead, the Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Black, Radler, Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated without regard to the unauthorized interest rate reduction. (See Note 21(a)).
      (f) On July 3, 2002, NP Holdings, a subsidiary of the Company, was sold to RMI for $3.8 million (Cdn.$5.8 million). The Company, through the Special Committee, has sued RMI and others for breach of fiduciary duty and fraud in connection with the transaction (See Note 21(a)). Before the sale, NP Holdings had no significant assets or liabilities other than unutilized tax loss carryforwards. Prior management asserted that NP Holdings potentially had an obligation from a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay The National Post Company Cdn.$22.5 million in connection with the sale to CanWest of The National Post Company, which owned the Company’s remaining 50% interest in the National Post newspaper. Immediately prior to the sale, prior management caused the Company to contribute Cdn.$22.5 million as equity to NP Holdings and then borrow that amount from NP Holdings by way of a demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. The note is payable by the Company’s subsidiary, HCPH Co., and was originally in favor of NP Holdings but was later assigned to RMI. Notwithstanding these transactions and absent consent from CanWest or the National Post

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company to the assumption of the obligation by any party other than the Company, the Company was required to pay Cdn.$22.5 million plus interest on November 30, 2004 to satisfy a judgment obtained against the Company by the National Post Company for that amount. (See Note 21(a)). RMI brought a third party claim in the action commenced by CanWest and the National Post Company in the Ontario Superior Court of Justice (action number 03-CV-260727CMA1) against HCPH Co., a subsidiary of the Company, for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action (action number 03-CV-260727CM). CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on the note. In addition, since the sale, the Company has learned that NP Holdings had greater loss carryforwards than the parties believed at the time of the sale. Therefore, the Company has requested that RMI pay a higher price in recognition of the greater value of NP Holdings, but the Company does not have a contractual right to receive any such additional amount.
      (g) The Company has recorded $23.4 million, $18.0 million and $1.6 million of expenses on behalf of current and former executive officers and directors of the Company during the years ended December 31, 2005, 2004 and 2003, respectively. The majority of these expenses relate to payments of fees for legal counsel representing former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations or with respect to litigation as described in Note 21(a). Payments of such fees were made pursuant to indemnification provisions of the Company’s Certificate of Incorporation and the Company’s by-laws.
      (h) The Company billed Hollinger Inc. $nil, $nil and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, for use of its aircraft and applied the income against operating expenses.
      (i) The Company owns an investment company, Hollinger Digital. Certain former directors and officers of the Company are former directors and officers of Hollinger Digital, including Perle. Perle, who is a former member of the Board of Directors, initiated the formation of Hollinger Digital with Black. Hollinger Digital was ostensibly created to make investments in new media companies on the Company’s behalf. Perle received a salary of approximately $0.1 million in 2003.
      (j) Included in “Other assets” at December 31, 2005 and 2004, is $3.4 million, owing to the Company from Bradford. Bradford is controlled by Black and Radler. Bradford granted a non-interest bearing note receivable to the Company in connection with a “non-competition” agreement entered into on the sale of certain operations to Bradford during 2000. This note is non-interest bearing, and accordingly, the Company established the amount receivable at the net present value at the time of the agreement. The remaining balance represents that net present value less any payments received. The note receivable is unsecured and due over the period to 2010, and subordinated to Bradford’s lenders although, under an acceleration clause, it may be due immediately due to default.
      (k) Included in “Other assets” at December 31, 2005 and 2004, is $4.7 million owed by Horizon. Such amounts represent the balance outstanding, on a loan receivable granted by the Company in connection with the sale of certain operations to Horizon during 1999. The loan receivable is unsecured, bears interest at the lower of LIBOR plus 2% and 8% per annum and matures in 2007. At December 31, 2005 and 2004, respectively, $0.2 million and $0.1 million of interest due on this loan is included in “Accounts receivable.”
      (l) The Company recorded management fees payable to Horizon of approximately $0.1 million in 2003 in connection with certain administrative services provided by Horizon.
      (m) In 2003, the Company made an investment of $2.5 million in Trireme Associates LLC (“Trireme LLC”) which is the general partner of Trireme Partners LP (“Trireme LP”), a venture capital fund. Trireme LLC, as general partner of Trireme LP, receives 20% of the profits of Trireme LP (“the Distribution”) after

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repayment of invested capital. The remaining 80% of the profits of Trireme LP will be distributed to Trireme LLC and the limited partners of Trireme LP based upon their invested capital. Perle, a former director of the Company, has an equity interest in Trireme LLC. In addition, Trireme Management LLC is the designated manager of Trireme LP. As Manager, Trireme Management LLC receives a management fee from Trireme LP. Perle is a member of management of Trireme Management LLC. Black and a former director of the Company, Dr. Henry A. Kissinger, are former members of the Strategic Advisory Board of Trireme LP.
      (n) In June 2001, the Company, through a non-profit organization of which it was a member, purchased the publication The National Interest, for approximately $0.1 million. The publication includes Black, and former members of the Company’s Board of Directors, Henry A. Kissinger and Perle, as its advisors. In 2003, the Company contributed $0.1 million to the non-profit organization which owned The National Interest. In October 2004, the Company, with a final contribution of approximately $0.1 million, withdrew as a member of the non-profit organization which owned The National Interest.
      (o) The Company had an informal agreement with Hollinger Inc. whereby Hollinger Inc. would pay the costs of computer equipment and related products and services at Hollinger Inc.’s corporate offices in Toronto, Canada in 2002 and the Company would pay the costs in 2003. The Company and Hollinger Inc. were to reconcile the spending and share the combined costs equally. Based upon the evaluation of the combined costs under this arrangement, the Company is owed approximately Cdn.$0.2 million by Hollinger Inc. Hollinger Inc. has not yet paid its share of the costs incurred and continues to retain possession of the computer and related equipment acquired by the Company.
      (p) The Company entered into a consulting agreement with Atkinson under the terms of which Atkinson was engaged to assist the CEO of the Company with respect to the Company’s ongoing relationship with CanWest and to perform such other functions and tasks as assigned by the CEO of the Company from time to time. During the term of the agreement, the Company agreed to pay Atkinson $30,000 per month for services rendered through February 28, 2005 and permit continued vesting during the term of the agreement of any unvested stock options previously granted to Atkinson by the Company that would have vested during such term but for Atkinson’s resignation from the Company on April 27, 2004. The Company also agreed to provide Atkinson with suitable office space and appropriate secretarial and administrative assistance at the Company’s expense and to reimburse him for reasonable travel and other expenses approved in advance by the Company during the term of the agreement.
      On February 23, 2005, the Company entered into a second consulting agreement with Atkinson effective from March 1, 2005 to September 30, 2005. The Company agreed to pay Atkinson an hourly rate of Cdn.$350.00 and reimburse him for reasonable travel and other expenses approved in advance by the Company. During the duration of this contract, the Company paid Atkinson $18,865.
      (q) During the year ended December 31, 2005, the Company paid $1.2 million in estimated tax payments on behalf of Atkinson. The funds were applied against the amounts held under the escrow agreement as described in Note 21(a) “Overview of Investigation of Certain Related Party Transactions.”

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(23)	Quarterly Financial Data (Unaudited)
      Quarterly financial data for the years ended December 31, 2005 and 2004 is as follows:

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Total operating revenue	$109,383	$117,718	$113,590	$117,198
Operating income (loss)	$(15,839)	$(4,165)	$(7,830)	$17,516
Earnings (loss) from continuing operations	$(20,543)	$(20,247)	$(10,652)	$5,508
Net earnings (loss)	$(18,509)	$(15,542)	$(9,124)	$31,206
Earnings (loss) per basic and diluted share from continuing operations(1)	$(0.23)	$(0.22)	$(0.12)	$0.06
Net earnings (loss) per basic and diluted share(1)	$(0.20)	$(0.17)	$(0.10)	$0.34

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Total operating revenue	$108,771	$120,975	$116,009	$118,684
Operating income (loss)	$(28,607)	$(5,868)	$(18,302)	$30,766
Loss from continuing operations	$(37,143)	$(24,024)	$(39,750)	$(54,643)
Net earnings (loss)	$(26,701)	$(18,587)	$334,938	$(54,982)
Loss per share from continuing operations(1)	$(0.42)	$(0.27)	$(0.44)	$(0.60)
Net earnings (loss) per basic share(1)	$(0.30)	$(0.21)	$3.69	$(0.61)
Net earnings (loss) per diluted share	$(0.30)	$(0.21)	$3.63	$(0.61)

(1)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share does not necessarily equal the total for the year.

(24)	Subsequent Events
      (a) In January 2006, the Company announced a reorganization of its Sun-Times News Group. The reorganization is designed to centralize responsibilities across the organization along functional activities as opposed to local, geographical boundaries. The Company expects the reorganization to reduce staffing levels by approximately 10%, largely through a voluntary separation program. The amount of any resulting restructuring charge will be dependent on the nature and mix of employees leaving through the buyout versus through involuntary separation and can not be estimated at this time.
      (b) On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding Units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.1 million. See Note 2.
      (c) On March 15, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate value of $50.0 million of the Company’s Common Stock in the open market and privately negotiated transactions.