Form 10-K/A
period 2005-12-31
HOLLINGER INTERNATIONAL INC
filed 2006-05-01
CIK 868512

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________  TO __________

                           COMMISSION FILE NO. 1-14164

                          HOLLINGER INTERNATIONAL INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                      95-3518892
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)


          712 Fifth Avenue,
         New York, New York                                      10019
--------------------------------------------------------------------------------
 (Address of Principal Executive Office)                      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (212) 586-5666

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS:                           ON WHICH REGISTERED:
        --------------------                           --------------------
Class A Common Stock par value $.01 per share        New York Stock Exchange
       Preferred Share Purchase Rights               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.    Yes [_]    No [X]

     Indicate by check mark if the  registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [_]   No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]   Accelerated Filer [_]   Non-accelerated Filer [_]

     Indicate by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Act).    Yes [_]    No [X]

     As of June 30, 2005, the aggregate market value of Class A Common Stock held by non-affiliates was approximately $749,557,128 determined using the closing price per share of $10.01, as reported on the New York Stock Exchange. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

     The number of outstanding shares of each class of the registrant's common stock as of April 14, 2006 was as follows: 74,045,355 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2006, and is being filed solely to amend Part III, items 10 through 14. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant's Definitive Proxy Statement into Part III of the Annual Report is hereby deleted.

Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

                                TABLE OF CONTENTS

                          HOLLINGER INTERNATIONAL INC.

                                 2005 FORM 10-K

                                    PART III

                                                                         PAGE
                                                                         ----

Item 10.   Directors and Executive Officers of the Registrant............  1

Item 11.   Executive Compensation........................................  3

Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters............... 14

Item 13.   Certain Relationships and Related Transactions................ 16

Item 14.   Principal Accountant Fees and Services........................ 18

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The names, ages and position held of each of the directors and executive officers of the Company as of May 1, 2006 are set forth below. All directors are elected on an annual basis.

      NAME AND AGE                               POSITION(S) WITH THE COMPANY
      ------------                               ----------------------------
      John F. Bard, 65                           Director

      Stanley M. Beck, 71                        Director

      Randall C. Benson, 46                      Director

      John D. Cruickshank, 53                    Chief Operating Officer -- Sun-Times News Group

      Cyrus F. Freidheim, Jr., 70                Director

      John M. O'Brien, 63                        Director

      Gordon A. Paris, 52                        Chairman  of the  Board of  Directors,  President  and  Chief
                                                 Executive Officer

      Graham W. Savage, 57                       Director

      Raymond G. H. Seitz, 65                    Director

      Robert T. Smith, 62                        Treasurer

      Gregory A. Stoklosa, 50                    Vice President and Chief Financial Officer

      James R. Van Horn, 50                      Vice President, General Counsel and Secretary

      Raymond S. Troubh, 79                      Director

The name, principal occupation, business experience and tenure as an executive officer of the Company is set forth below. Unless otherwise indicated, all principal occupations have been held for more than five years.

     JOHN F. BARD, Director ("Bard"). Bard served as Chief Financial Officer of Wm. Wrigley Jr. Company, a major producer, marketer and distributor of chewing gum, from 1990 to 2000. Bard also held the position of Executive Vice President at Wm. Wrigley Jr. Company from 1999 to 2000, and from 1990 to 1999, Bard was Senior Vice President. Prior thereto, Bard was Group Vice President and Chief Financial Officer and later President of Tambrands, Inc., a manufacturer of personal hygiene products. Bard began his business career in 1963 in financial management with The Procter & Gamble Company, a diversified producer, manufacturer and distributor of branded products. Bard is also a director of Weight Watchers International, Inc., a United States public reporting company.

     STANLEY M. BECK, Q.C., Director ("Beck"). Beck is a former Chairman of the Ontario Securities Commission and former Dean of Osgoode Hall Law School. He became a director of Hollinger Inc. in July 2005 and was appointed Chair of the Board of Directors of Hollinger Inc. in April 2006. Beck also serves on the boards of a number of other Canadian public companies.

     RANDALL C. BENSON, Director ("Benson"). Benson joined the Board of Hollinger Inc. and was named Chief Restructuring Officer of that company in July 2005. He was interim Chief Executive Officer and special advisor to the Board of CFM Corporation, a manufacturer of hearth and heating products. From January to April 2005, Benson was Chief Restructuring Officer of Ivaco Inc., a major Canadian steel company, and Senior Vice President and Chief Financial Officer of Call-Net Enterprises Inc., which owned Sprint Canada.

     JOHN D. CRUICKSHANK, Chief Operating Officer -- Sun-Times News Group ("Cruickshank"). Cruickshank has served as the Chief Operating Officer -- Sun-Times News Group and publisher of the CHICAGO SUN-TIMES since November 2003. Cruickshank served as Vice President Editorial and co-editor of the CHICAGO SUN-TIMES from 2000 to November 2003. Prior to joining the CHICAGO SUN-TIMES, Cruickshank served as Editor-in-Chief of THE VANCOUVER SUN from 1995 to 2000. He had previously been Managing Editor of THE GLOBE AND MAIL in Canada.

     CYRUS F. FREIDHEIM, JR., Director ("Freidheim"). Freidheim has been Chairman of Old Harbour Partners, a private investment firm he founded, since 2004. From 2002 to 2004, Freidheim was Chairman, President and Chief Executive Officer of Chiquita Brands International Inc., a major producer, marketer and distributor of fresh produce. From 1990 to 2002, Freidheim was Vice Chairman and Senior Vice President at Booz Allen & Hamilton International, a management consulting firm, in Chicago, Illinois, having joined Booz Allen & Hamilton International in 1966. Freidheim currently serves as a director of Allegheny Energy Inc., HSBC Finance Corporation and SITEL Corporation, all of which are United States public reporting companies.

     JOHN M. O'BRIEN, Director ("O'Brien"). O'Brien served as the Chief Financial Officer of The New York Times Company, a major newspaper publisher, from 1998 to 2001. O'Brien joined The New York Times Company in 1960. He served in positions of increasing responsibility in the accounting and finance areas before being named a Vice President in 1980 and following that held several senior executive positions in the operations, finance and labor relations areas, including Senior Vice President for Operations, Deputy General Manager for the NEW YORK TIMES newspaper and Deputy Manager of The New York Times Company.

     GORDON A. PARIS, Chairman of the Board of Directors, President and Chief Executive Officer ("Paris"). Paris was appointed Interim Chairman in January 2004 and Interim President and Chief Executive Officer in November 2003. On January 26, 2005, the Board of Directors eliminated the word "Interim" from Paris's titles. Paris is also the Advisory Director at Berenson & Company, a private investment bank. Prior to joining Berenson & Company in February 2002, Paris was Head of Investment Banking at TD Securities (USA) Inc., an investment bank subsidiary of The Toronto-Dominion Bank. Paris joined TD Securities (USA) Inc. as Managing Director and Group Head of High Yield Origination and Capital Markets in March 1996 and became a Senior Vice President of The Toronto-Dominion Bank in 2000.

     GRAHAM W. SAVAGE, Director ("Savage"). Savage served for 21 years, seven years as the Chief Financial Officer, at Rogers Communications Inc., a major Toronto-based media and communications company. Savage currently serves as Chairman of Callisto Capital LP, a merchant banking firm based in Toronto, and as a director and a member of the audit committee of Canadian Tire Corporation, Limited. Savage is also a director and chairman of the audit committee of Royal Group Technologies Limited. All of the above companies are Canadian public reporting companies.

     RAYMOND G.H. SEITZ, Director ("Seitz"). Seitz served as Vice Chairman of Lehman Brothers (Europe), an investment bank, from April 1995 to April 2003, following his retirement as the American Ambassador to the Court of St. James' from 1991 to 1995. From 1989 to 1991, Seitz was Assistant Secretary of State for Europe and Canada. Seitz currently serves as a director of The Chubb Corporation and PCCW Limited, both of which are United States public reporting companies.

     ROBERT T. SMITH, Treasurer ("Smith"). Smith has served as Treasurer since May 1998. Prior thereto, he was Vice President of Chase Securities, Inc. and The Chase Manhattan Bank in the Media and Telecommunications Group.

     GREGORY  A.  STOKLOSA,   Vice  President  and  Chief  Financial   Officer
("Stoklosa"). Stoklosa was appointed Vice President and Chief Financial Officer in November 2005. From March 2005 to November 2005, Stoklosa served as Vice President -- Finance until his appointment as Vice President and Chief Financial Officer in November 2005. For the ten years prior thereto, Stoklosa was an executive at R.R. Donnelley & Sons Company, a printing company, where he served as Executive Vice President and Chief Financial Officer from 2000 to 2004.

     RAYMOND S. TROUBH, Director ("Troubh"). Troubh has been a financial consultant, his principal occupation, since prior to 1989, and has been a non-executive director of more than 25 public companies. He is a former Governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Troubh is a director of Diamond Offshore Drilling, Inc., General American Investors Company, Gentiva Health Services, Inc., Portland General Electric Company and Triarc Companies, Inc., all of which are United States public reporting companies.

     JAMES R. VAN HORN, Vice President, General Counsel and Secretary ("Van Horn"). Van Horn has served as Vice President, General Counsel and Secretary since June 2004. From March 2004 until June 2004, he served as Corporate Counsel to the Company. Prior thereto, Van Horn served at NUI Corporation, a natural gas utility, as Chief Administrative Officer, General Counsel and Secretary beginning in June 1995.

AUDIT COMMITTEE

The Company's Audit Committee currently consists of Bard, O'Brien and Savage (Chairman). The Board of Directors has determined that Savage, who became a member of the Audit Committee in November 2003, is an audit committee financial expert with the relevant accounting or related financial management expertise as described in Savage's biography above and all members of the Company's Audit Committee meet the independence requirements of the listing standards of the New York Stock Exchange.

CODE OF ETHICS

The Company has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's code of ethics is posted on the Company's website. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website at www.hollingerinternational.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of any equity security of the Company are required to report their initial ownership of any equity security and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this report any failure to file such reports by those dates during 2005. To the Company's knowledge, except as set forth in the following sentence, based upon a review of the copies of the reports furnished to the Company and written representations that no other reports were required, these filing requirements were satisfied during the 2005 fiscal year. Late Form 4s were filed as follows: (I) reports were filed on February 18, 2005 by Smith, Healy and Van Horn and on March 3, 2005 by Cruickshank to report grants of DSUs to such persons on January 26, 2005; (II) reports were filed on February 9, 2006 by Cruickshank and Van Horn to report grants of DSUs to such persons on each of March 1, 2005 and December 9, 2005; (III) a report was filed on February 9, 2006 by Paris to report grants of DSUs to Paris on January 18, 2005, March 1, 2005, November 16, 2005 and December 9, 2005; (IV) a report was filed by Stoklosa on February 9, 2006 to report a grant of DSUs to Stoklosa on December 9, 2005; and (V) a report was filed by Smith on February 15, 2006 to report a grant of DSUs to Smith on March 1, 2005.


ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

     On March 2, 2006, the Board of Directors approved changes to the Company's compensation arrangements with respect to directors. These compensation arrangements apply only to non-management directors in their capacities as members of the Board of Directors and various committees of the Board of Directors.

     Under the terms of the new arrangements, each non-management director receives an annual director retainer of $50,000 per annum and a fee of $3,000 for each board meeting attended. Committee chairs and committee members receive retainers and meeting attendance fees which vary among committees. The chair of the Audit Committee receives a $20,000 annual retainer, while Audit Committee members receive a $10,000 annual retainer and all Audit Committee members receive a fee of $3,000 per meeting attended. The chair of the Compensation Committee receives an annual retainer of $5,000, and all Compensation Committee members receive a fee of $3,000 per meeting attended. The chair of the Nominating & Governance Committee receives an annual retainer of $5,000, and all Nominating & Governance Committee members receive a fee of $3,000 per meeting attended. The chair of the Special Committee receives a meeting attendance fee of $7,500, and all Special Committee members receive a fee of $5,000 per meeting attended. Paris currently serves as chair of the Special Committee, but no fees were paid to him for committee service since he became a member of management. Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. No retainers are paid to members of the Executive Committee.

     Effective March 2, 2006, one half of the annual director retainer is paid in the form of the Company's Deferred Stock Units ("DSUs") granted pursuant to the Company's 1999 Stock Incentive Plan (the "1999 Plan"). The remainder of the annual director retainer will be payable in cash unless the non-management director elects to receive DSUs in lieu of such payment. Each non-management director will also receive a grant of an additional 1,000 DSUs pursuant to the 1999 Plan each fiscal quarter. The DSUs will be issued in quarterly installments as of the last business day of each fiscal quarter, with the number of DSUs being issued with respect to annual director retainer payments as of each such date being determined by dividing the amount of the annual director retainer payable by the fair market value of a share of our Class A Common Stock on the last trading day of such fiscal quarter. Each DSU represents an unfunded, unsecured right to receive a share of Class A

Common Stock after the date the non-management director ceases to be a member of the Board of Directors. DSUs attract additional dividend equivalent DSUs if the Company declares a cash or stock dividend on its outstanding Class A Common Stock.

     Also effective March 2, 2006, the Board adopted a stock ownership requirement for non-management Board members. Each non-management director is required to own shares of Class A Common Stock with an aggregate fair market value equal to at least five times the amount of the annual director retainer. Non-management directors will have five years to satisfy this requirement and all DSUs granted to a non-management director will count towards the satisfaction of this requirement.

     The table below details the compensation earned by the Company's non-management directors in 2005.

--------------------------------------------------------------------------------------------------
                                                                                         Meeting
Non-management            Total of        Annual    Committee Chair   Committee Member  Attendance
  directors              Columns ($)     Fees ($)    Retainers ($)      Retainers ($)    Fees ($)
--------------------------------------------------------------------------------------------------
Conrad M. Black ("Black")    34,916       20,833              -            2,083         12,000
--------------------------------------------------------------------------------------------------
Barbara Amiel Black          23,833       20,833              -                -          3,000
--------------------------------------------------------------------------------------------------
Richard R. Burt             143,000       50,000              -           15,000         78,000
--------------------------------------------------------------------------------------------------
David W. Colson              59,000       50,000              -                -          9,000
--------------------------------------------------------------------------------------------------
Cyrus F. Freidheim, Jr.      27,500       12,500              -                -         15,000
--------------------------------------------------------------------------------------------------
Henry A. Kissinger          100,000       50,000          5,000                -         45,000
--------------------------------------------------------------------------------------------------
Shmuel Meitar                65,000       50,000              -                -         15,000
--------------------------------------------------------------------------------------------------
John. M. O'Brien             46,000       20,833              -            4,167         21,000
--------------------------------------------------------------------------------------------------
Robert N. Perle              71,000       50,000              -                -         21,000
--------------------------------------------------------------------------------------------------
Graham W. Savage            274,000       50,000              -           15,000        209,000
--------------------------------------------------------------------------------------------------
Raymond G.H. Seitz          256,000       50,000         10,000                -        196,000
--------------------------------------------------------------------------------------------------
James R. Thompson           165,250       50,000         26,250            5,000         84,000
--------------------------------------------------------------------------------------------------


SUMMARY COMPENSATION TABLE FOR NAMED EXECUTIVE OFFICERS AND FORMER EXECUTIVE OFFICERS

     The following table sets forth compensation information for the three fiscal years ended December 31, 2005 for the named executive officers and certain former executive officers of the Company.

----------------------------------------------------------------------------------------------------------------------------
                                      |                       |                 |        LONG TERM         |
                                      | ANNUAL COMPENSATION   |                 |      COMPENSATION        |
----------------------------------------------------------------------------------------------------------------------------
                              |       |                       |                 |  DEFERRED    SECURITIES  |
                              |       |                       |                 |    STOCK     SECURITIES  |    ALL OTHER
                              |       |    SALARY     BONUS   |  COMPENSATION   |    UNITS     UNDERLYING  |   COMPENSATION
NAME AND PRINCIPAL POSITION   |  YEAR |     ($)      ($)(4)   |     ($)(5)      |   ($)(8)     OPTIONS (2) |     ($) (1)
----------------------------------------------------------------------------------------------------------------------------
GORDON A. PARIS               |  2005 |  1,870,769  1,000,000 |               - |  1,231,226            -  |          7,350
  Chairman, President and     |  2004 |  1,714,087  1,100,000 |               - |  2,292,494            -  |          7,350
  Chief Executive Officer (3) |  2003 |    220,625          - |               - |          -            -  |        290,750
----------------------------------------------------------------------------------------------------------------------------
JOHN D. CRUICKSHANK (4)       |  2005 |    359,614    200,000 |           6,000 |    439,001            -  |         10,481
  Chief Operating Officer -   |  2004 |    349,038    308,750 |           6,000 |          -            -  |          7,388
  Sun-Times News Group        |  2003 |    171,067          - |           6,600 |          -       26,852  |          6,218
----------------------------------------------------------------------------------------------------------------------------
ROBERT T. SMITH (4)           |  2005 |    309,615    110,000 |               - |    108,375            -  |          7,350
  Treasurer                   |  2004 |    299,673    172,500 |               - |          -            -  |          7,350
                              |  2003 |    282,654    120,000 |               - |          -       26,145  |          7,000
----------------------------------------------------------------------------------------------------------------------------
GREGORY A. STOKLOSA (9)       |  2005 |    307,692    300,000 |               - |    378,001            -  |              -
  Vice President,             |       |                       |                 |                          |
  Chief Financial Officer     |       |                       |                 |                          |
----------------------------------------------------------------------------------------------------------------------------
JAMES R. VAN HORN (10)        |  2005 |    348,077    275,000 |               - |    391,751            -  |          7,500
  Vice President,             |  2004 |    242,308    195,000 |               - |          -            -  |              -
  General Counsel and         |       |                       |                 |                          |
  Secretary                   |       |                       |                 |                          |
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
FORMER EXECUTIVE OFFICERS
----------------------------------------------------------------------------------------------------------------------------
                                      |                       |                 |        LONG TERM         |
                                      | ANNUAL COMPENSATION   |                 |      COMPENSATION        |
----------------------------------------------------------------------------------------------------------------------------
                              |       |                       |                 |  DEFERRED    SECURITIES  |
                              |       |                       |                 |    STOCK     SECURITIES  |    ALL OTHER
                              |       |    SALARY     BONUS   |  COMPENSATION   |    UNITS     UNDERLYING  |   COMPENSATION
NAME AND PRINCIPAL POSITION   |  YEAR |     ($)      ($)(4)   |     ($)(5)      |   ($)(8)     OPTIONS (2) |     ($) (1)
----------------------------------------------------------------------------------------------------------------------------
PAUL B. HEALY (4) (6)         |  2005 |    359,615    270,000 |               - |  216,750              -  |         37,690
  Vice President,             |  2004 |    349,904    298,750 |               - |        -              -  |          7,350
  Corporate Development and   |  2003 |    345,000    235,000 |               - |        -         61,480  |          7,175
  Investor Relations          |       |                       |                 |                          |
----------------------------------------------------------------------------------------------------------------------------
PETER K. LANE (7)             |  2005 |    428,950    159,133 |               - |        -              -  |         52,010
  Vice President,             |  2004 |    373,304    200,603 |               - |        -              -  |              -
  Chief Financial Officer     |  2003 |    339,956          - |               - |        -              -  |              -
----------------------------------------------------------------------------------------------------------------------------

-----------------
(1) Compensation listed under "All Other Compensation" for 2005 and 2004 consists of contributions made by the Company under the Company's 401(k) plan with respect to the accounts of Paris, Cruickshank and Smith. Compensation listed under "All Other Compensation" for 2005 with respect to Cruickshank also includes a taxable life insurance premium paid on Cruickshank's behalf by the Company, compensation for editorial contribution and reimbursement of a club membership. Compensation listed under "All Other Compensation" for 2005 with respect to Healy includes contributions made by the Company to Healy's account under the Company's 401(k) plan and payment made in exchange for unexercised stock options. Compensation listed under "All Other Compensation" for 2005 with respect to Lane includes return of a overpayment of a 2004 pension contribution. Compensation listed under "All Other Compensation" for 2004 with respect to Healy includes contributions made by the Company to Healy's account under the Company's 401(k) plan and a taxable life insurance premium paid on Healy's behalf by the Company. Compensation under "All Other Compensation" for 2003 with respect to Paris includes director fees paid to him for service on the Board of Directors and various committees from May 2003 until his appointment as Interim President and Chief Executive Officer in November 2003.

(2) Represents number of shares of Class A Common Stock with respect to which options were awarded pursuant to the Company's 1999 Stock Incentive Plan. Option grants vest in 25% increments over a four-year period from the date of grant. The initial dates of grant and exercise prices for these option grants are as follows: 2003 -- $9.45 per share with an initial grant date of February 6, 2003; 2002 -- $11.13 per share with an initial grant date of February 5, 2002. See the 1999 Incentive Stock Plan described below. Number of shares represented by each option, and the per share exercise price, were adjusted by the Board of Directors of the Company in 2005 to preserve the value of options in light of the two special dividends declared and paid in respect of the Company's common stock in late 2004 and early 2005. The number of shares and exercise prices presented herein reflects this adjustment.

(3) Paris became a director of the Company in May 2003, became the Interim President and Chief Executive Officer in November 2003 and became the Interim Chairman in January 2004. In January 2005, the word "Interim" was removed from Paris's titles. Paris's 2003 salary was accrued in 2003, but paid in 2004. Figures provided with regard to Paris's compensation in 2003 represent compensation beginning May, 2003.

(4) The Company entered into retention arrangements with certain of its senior executives and senior executives of its affiliates, including Cruickshank, Healy, Lane and Smith. These arrangements provided for payment of an incentive to the executives equal to 25% of the executive's annual base salary in effect on April 1, 2004. These payments were made on June 30, 2004 (25% of the incentive), December 31, 2004 (25% of the incentive), and March 31, 2005 (the remaining 50% of the incentive). Compensation listed under "Bonus" for 2005 includes a retention bonus paid as follows: Cruickshank $43,750; Healy $43,750; Lane $46,663; and Smith $37,500. Retention bonuses were not paid in 2003.

(5) Compensation listed under "Other Annual Compensation" with respect to Cruickshank consists of an automobile allowance.

(6)  Paul Healy resigned from the Company effective December 31, 2005.

(7) Peter Lane resigned from the Company effective December 31, 2005. Compensation was paid to Lane by the Company in Canadian Dollars and has been converted to U.S. Dollars at the following rates: 2005 -- 0.8579; 2004 -- 0.7697; 2003 -- 0.7157.

(8) Compensation listed under Deferred Stock Units represents the value of Deferred Stock Units (DSUs) awarded pursuant to the Company's 1999 Stock Incentive Plan based on the closing price of our Class A Common Stock on the grant date of the DSUs. In 2005, Mr. Paris was granted 12,424 DSUs on November 16 (on which date the closing price of a share of our Class A Common Stock was $8.55) and 130,814 DSUs on December 9, 2005 (on which date the closing price of a share of our Class A Common Stock was $8.60); Mr. Cruickshank was granted 20,000 DSUs on January 26 (on which date the closing price of a share of our Class A Common Stock was $14.45) and 17,442 DSUs on December 9; Mr. Smith was granted 7,500 DSUs on January 26; Mr. Stoklosa was granted 20,000 DSUs on March 14 (on which date the closing price of a share of our Class A Common Stock was $11.40) and 17,442 DSUs on December 9; Mr. Van Horn was granted 15,000 DSUs on January 26, and 20,349 DSUs on December 9; and Mr. Healy was granted 15,000 DSUs on January 26. In 2004, Mr. Paris was granted 68,494 DSUs on January 14 (on which date the closing price of our Class A Common Stock was $15.49) in respect of 2003 and an additional 68,494 DSUs on November 16 (on which date the closing price of our Class A Common Stock was $17.98) in respect of 2004. The DSUs vest in 25% increments over a four-year period from the grant date (other than Mr. Paris' awards in 2004 which vested upon grant) and will be settled in shares of our Class A Common Stock upon vesting. DSUs are not entitled to receive regular dividend or dividend-equivalent payments.

     As a result of two special dividends declared and paid by the Company in respect of the Company's common stock in late 2004 and early 2005 ($2.50 and $3.00 per share, respectively), the value of the DSUs (as defined below) that were granted prior to the later or both of the special dividends decreased as a result of the corresponding decrease in the market price of our Class A Common Stock. The Company granted additional DSUs, based on the amount of the applicable special dividend, to the holders of the prior DSUs to make them whole. The additional DSUs awarded to each of the persons named in the table are set forth below:

     o The Company granted Mr. Paris 21,662 DSUs on January 18, 2005 (on which date the closing price of a share of our Class A Common Stock was $15.05) in respect of the effect of the first special dividend on Mr. Paris' 2004 DSU grants and 42,878 DSUs on March 1, 2005 (on which date the closing price of a share of our Class A Common Stock was $11.46) in respect of the effect of the second special dividend on Mr. Paris' prior DSU grants. The aggregate value of the January 18 and March 1 grants as of the respective grant dates was $817,395.

     o The Company granted Mr. Cruickshank 5,405 DSUs on March 1, 2005 in respect of the effect of the second special dividend on Mr. Cruickshank's January 26, 2005 DSU grant. The value of the March 1 grant as of that date was $61,941.

     o The Company granted Mr. Smith 2,027 DSUs on March 1, 2005 in respect of the effect of the second special dividend on Mr. Smith's January 26, 2005 DSU grant. The value of the March 1 grant as of that date was $23,229.

     o The Company granted Mr. Van Horn 4,054 DSUs on March 1, 2005 in respect of the effect of the second special dividend on Mr. Van Horn's January DSU grant. The value of the March 1 grant as of that date was $46,459.

     o The Company granted Mr. Healy 4,054 DSUs on March 1, 2005 in respect of the effect of the second special dividend on Mr. Healy's January DSU grant. The value of the March 1 grant as of that date was $46,459.

(9)  Stoklosa's employment with the Company began in March 2005.

(10) Van Horn's employment with the Company began in March 2004.


STOCK OPTION PLANS

     1994 STOCK OPTION PLAN

     Prior to the Company's initial public offering in May 1994, Hollinger Inc., the parent company of the Company, adopted and approved a stock option plan for the Company which was subsequently amended on September 9, 1996 (as amended, the "1994 Stock Option Plan"), under which stock option awards have been made to eligible employees and officers. The purpose of the 1994 Stock Option Plan was to promote the interests of the Company and its stockholders by establishing a direct link between the financial interests of eligible employees and officers and the performance of the Company and by enabling the Company to attract and retain highly competent employees and officers. On May 1, 1997, the stockholders approved a new stock option plan (see "-- 1997 STOCK INCENTIVE PLAN" below) which replaced the 1994 Stock Option Plan. No new grants have or will be made under the 1994 Stock Option Plan. Awards under the 1994 Stock Option Plan made prior to May 1, 1997 are not affected by the adoption of the 1997 Stock Incentive Plan.

     1997 STOCK INCENTIVE PLAN

     On May 1, 1997,  the  Company  adopted,  and the  Company's  stockholders approved, an equity compensation plan known as the Hollinger International Inc. 1997 Stock Incentive Plan (the "1997 Stock Incentive Plan"). The 1997 Stock Incentive Plan replaced the 1994 Stock Option Plan. Awards previously made under the 1994 Stock Option Plan are not affected. The purpose of the 1997 Stock Incentive Plan was to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected officers and other key employees and directors to achieve long-term corporate objectives. The 1997 Stock Incentive Plan provided for awards of up to 5,156,915 shares of Class A Common Stock. This total included 189,640 shares that remained available under the 1994 Stock Option Plan, which shares were rolled into the 1997 Stock Incentive Plan, and 4,967,275 additional shares. The number of shares available for issuance under the 1997 Stock Incentive Plan was subject to anti-dilution adjustments upon the occurrence of significant corporate events. The shares offered under the 1997 Stock Incentive Plan were either authorized and unissued shares or issued shares which had been reacquired by the Company. On May 5, 1999, the stockholders adopted a new stock option plan (see "-- 1999 STOCK INCENTIVE PLAN," below) which replaced the 1997 Stock Incentive Plan. No new grants have been or will be made under the 1997 Stock Incentive Plan. Awards under the 1997 Stock Incentive Plan made prior to May 5, 1999 are not affected by the adoption of the 1999 Stock Incentive Plan.

     1999 STOCK INCENTIVE PLAN

     On May 5, 1999, the Company adopted, and the Company's stockholders approved, a new equity compensation plan known as the Hollinger International Inc. 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan replaced the 1997 Stock Incentive Plan. Awards previously made under the 1997 Stock Incentive Plan are not affected. The purpose of the 1999 Stock Incentive Plan is to assist in attracting and retaining highly competent employees and directors and to act as an incentive in motivating selected officers and other key employees and directors to achieve long-term corporate objectives. The 1999 Stock Incentive Plan provides for the issuance of up to 8,500,000 shares of Class A Common Stock pursuant to stock options and other equity based compensation. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such options. The maximum term of the options granted under the 1999 Stock Plan is 10 years and the options vest evenly, over two or four years. The number of shares available for issuance under the 1999 Stock Incentive Plan is subject to anti-dilution adjustments upon the occurrence of significant corporate events. The shares offered under the 1999 Stock Incentive Plan are either authorized and unissued shares or issued shares which have been reacquired by the Company.

     OPTION GRANTS IN LAST FISCAL YEAR

     There were no options granted in fiscal year 2005.

     AGGREGATE OPTION EXERCISES DURING FISCAL 2005 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning aggregate option exercises and year-end option values of the named executive officers.

                       AGGREGATE OPTION EXERCISES DURING FISCAL 2005
                                            AND
                            OPTION VALUES AT DECEMBER 31, 2005
                                     FOR THE COMPANY

-------------------------------------------------------------------------------------------------------------------
                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                         NUMBER OF                        OPTIONS AT FISCAL            IN-THE-MONEY OPTIONS AT
                          SHARES       VALUE                 YEAR-END                     FISCAL YEAR-END ($)(1)
                        ACQUIRED ON   REALIZED     -------------------------------   ------------------------------
         NAME            EXERCISE       ($)         EXERCISABLE     UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------
Gordon A. Paris              -           -                    -                 -              -                 -
-------------------------------------------------------------------------------------------------------------------

John D. Cruickshank          -           -               75,253            18,725         69,946            36,637
-------------------------------------------------------------------------------------------------------------------

Robert T. Smith              -           -              111,996            20,138        112,502            37,775
-------------------------------------------------------------------------------------------------------------------

Gregory A. Stoklosa          -           -                    -                 -              -                 -
-------------------------------------------------------------------------------------------------------------------

James R. Van Horn            -           -                    -                 -              -                 -
-------------------------------------------------------------------------------------------------------------------

Paul B. Healy                -           -              387,959            15,369        369,672            35,241
-------------------------------------------------------------------------------------------------------------------

Peter K. Lane                -           -                    -                 -              -                 -
-------------------------------------------------------------------------------------------------------------------

(1) In accordance with the rules of the SEC, Company option values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $8.98, the average of the high and low common stock price reported for NYSE transactions on December 30, 2005, the last business day of the Company's fiscal year. In 2005, the number of shares represented by each option held by the named executive officers, as well as the per share exercise price of the options were equitably adjusted, pursuant to the underlying stock option plans, to reflect the payment of the special dividends in 2005. The number of shares presented herein reflects this adjustment.


     DEFINED BENEFIT PLANS

     Healy is  entitled  to  receive  from  the  American  Publishing  Company
Supplemental Executive Retirement Plan, effective January 1, 1996 (the "SERP"), an annual single life annuity of $7,403.23, beginning when he reaches age 65. The compensation taken into account to determine Healy's benefit includes his base salary for all of 1996, 1997 and 1998, as well as the period beginning January 1 and ending March 31, 1999, when all accruals under the SERP were frozen. Healy has been credited with 3.48 years of credited service under the SERP. Healy's benefit is determined as 4.65% of his base salary for the highest consecutive 36 months during which he accrued a benefit, less 50% of his primary social security age 65 benefit.


2006 LONG-TERM INCENTIVE PLAN

     The Company established a long term incentive plan ("LTIP") for certain executive officers of the Company which was approved by the Board of the Company on October 25, 2005, and by the Compensation Committee and the Executive Committee of the Board on December 9, 2005, and is effective as of December 9, 2005. Pursuant to the terms of the LTIP, certain executive officers of the Company may receive awards of deferred stock units, which will be granted under the Company's 1999 Stock Incentive Plan or any successor thereto and will have such terms as may be established by the Company's Compensation Committee and set forth in a Deferred Stock Unit Award Agreement. In addition, certain executive officers of the Company may also be eligible to receive an annual award made up of a cash payment (the "Cash Incentive Award").

     Receipt of the Cash Incentive Award by a participating officer is subject to the Company's achievement of a performance measure at the end the three-year performance period for each annual award. This performance measure is based upon the total shareholder return on the Class A Common Stock for the three-year performance period as compared to the return of the S&P 1000 (the "Index") for the same period. The Company's return has to be at or above the 50th percentile of all of the companies in the Index for an officer to earn any payout of the Cash Incentive Award, and in such case the payout will be 50% at the 50th percentile, 100% at the 60th percentile, 200% at the 75th percentile and 250% at the 90th percentile, with the percentages determined on a ratable basis in between those levels. In the event of a change of control of the Company, payment of the Cash Incentive Award is accelerated to, and based on performance as of, the closing date of the change in control. If the closing date of the change in control occurs before December 31, 2006, then the Company's return has to be in the 70th percentile of all of the companies in the Index for a participating officer to earn a 100% payout of the Cash Incentive Award, and in such case the payout will be 200% at the 85th percentile and 250% at the 95th percentile.

     If before a change of control of the Company, a participating officer dies, terminates employment because of permanent disability, retires from the Company after attaining age 59 1/2, or is terminated by the Company without cause, any incentive award that was unvested at the time of his termination will become vested and a prorated portion of no more than 100% of the target award, determined by taking into account the measurement period beginning on the award date and ending on date of termination, will be paid by March 15 of the year following the year of the participating officer's termination. Paris's employment agreement with the Company contains special provisions regarding the Cash Incentive Award. See "Employment and Change of Control Agreements--Terms of Paris Agreement."

     Cash Incentive Awards become fully vested on a change of control. In addition, Cash Incentive Awards payable after a change in control are paid without proration or the payment limitation of 100% of the target award described in the immediately preceding paragraph.

     Participating officers who are terminated by the Company without cause or who voluntarily terminate employment for good reason following a change in control and whose awards were forfeited in connection with such termination will have their awards reinstated in the event a Change of Control Business Combination Transaction (as defined in the LTIP) occurs within six months following the participating officer's termination. This reinstatement will entitle the participating officer to receive any additional incentive award payment the participating officer would have been entitled to receive upon a Change of Control Business Combination Transaction, had the forfeiture or termination of employment not occurred.

LONG TERM INCENTIVE PLAN - CASH INCENTIVE AWARD TABLE

     The following table summarizes Cash Incentive Awards under the LTIP during fiscal year 2005 to the Company's executive officers named in the Summary Compensation Table above.

                     LONG TERM INCENTIVE PLAN - CASH INCENTIVE AWARDS DURING FISCAL YEAR 2005

-------------------------------------------------------------------------------------------------------------------------
                                               PERFORMANCE OR                    ESTIMATED FUTURE PAYOUTS
                            NUMBER OF           OTHER PERIOD                UNDER NON-STOCK PRICE-BASED PLANS
                         SHARES, UNITS OR     UNTIL MATURATION    -------------------------------------------------------
         NAME           OTHER RIGHTS ($)(1)     OR PAYOUT (2)     THRESHOLD ($)(3)     TARGET ($)(4)     MAXIMUM ($)(5)
-------------------------------------------------------------------------------------------------------------------------
Gordon A. Paris              1,125,000             3 years            562,500            1,125,000          2,812,500
-------------------------------------------------------------------------------------------------------------------------
John D. Cruickshank           150,000              3 years             75,000             150,000            375,000
-------------------------------------------------------------------------------------------------------------------------
Robert T. Smith(6)               -                    -                  -                   -                  -
-------------------------------------------------------------------------------------------------------------------------
Gregory A. Stoklosa           150,000              3 years             75,000             150,000            375,000
-------------------------------------------------------------------------------------------------------------------------
James R. Van Horn             175,000              3 years             87,500             175,000            437,500
-------------------------------------------------------------------------------------------------------------------------

------------
(1) The Cash Incentive Award is denominated as the Target dollar amount. Payment of the Target amount, Threshold amount or Maximum amount is solely dependent on the total shareholder return on the Class A Common Stock for the three-year performance period as compared to the return of the S&P 1000 at the end of the performance period. Linear proration will be used to determine the percent of the Cash Incentive Award to be paid for percentiles between (i) those percentiles described in footnotes (3) and (4) below, (ii) the percentile described in footnote (4) below and performance at the 75th percentile (where 200% of the Target amount will be paid) and (iii) performance at the 75th percentile and the percentile described in footnote (5) below. The Company's return has to be at or above the 50th percentile of all of the companies in the S&P 1000 for an officer to earn any payout of the Cash Incentive Award.
(2) The performance period for the Cash Incentive Awards commenced on December 9, 2005 and will end on December 9, 2008.
(3) Payment of the Threshold amount (50% of the Target amount) requires the total stockholder return to be at the 50th percentile.
(4) Payment of the Target amount requires the total stockholder return to be at the 60th percentile.
(5) Payment of the Maximum amount (250% of the Target amount) requires the total stockholder return to be at the 90th percentile.
(6)  Smith did not receive a Cash Incentive Award under the LTIP.


EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     The Company has entered into employment agreements with the following named executive officers: Paris, Cruickshank, Stoklosa and Van Horn. The Company also had an employment agreement with Healy prior to the termination of his employment with the Company. The Company does not have employment agreements with any other named executive officer.

     TERMS OF PARIS AGREEMENT

     Paris joined the Company as Interim President and Chief Executive Officer in November 2003, becoming Interim Chairman in January 2004. The Board of Directors removed the word "Interim" from Paris's title in January 2005. The terms of the original employment agreement with Paris were amended effective January 1, 2005 and was further amended with effect from January 1, 2006(as so amended, the "Paris Agreement"). The Paris Agreement is for a period of one year from January 1, 2005, and the terms of employment are renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Paris gives written notice of non-renewal at least 60 days prior to the end of each such one year period. The term of employment has been renewed for the one-year period commenced January 1, 2006.

     As the Company's President and Chief Executive Officer, Paris reports to the Board of Directors. In 2005, Paris was paid an annual base salary of $2 million, offset in the amount of the annual salary received by him from Berenson & Company. Effective January 1, 2006, Paris's annual base salary was reduced to $900,000, and will continue to be offset in the amount of the annual salary received by him from Berenson & Company. The offset was $235,000 in 2004, $125,000 in 2005 and $25,000 for 2006, reflecting Paris's increasing duties for the Company, where he now devotes substantially all of his working time.

     In 2005, Paris was eligible for an annual incentive bonus targeted at 50% of his annual base salary payable pursuant to an annual calendar year bonus plan established by the Board of Directors. Effective January 1, 2006, Paris is eligible for an annual incentive bonus targeted at 100% of his salary, depending upon the achievement of financial performance goals and other non-financial and individual performance goals to be established by the Board of Directors ("Target Goals"). If the Target Goals are exceeded, Paris will be eligible to receive an incentive bonus in an amount up to 200% of his salary. If performance is below the Target Goals, Paris will be entitled to a bonus that is less than 100% of his salary, but will not be entitled to any bonus if performance is below a certain threshold. Paris was also granted DSUs in 2005. Paris is eligible for participation in the Company's other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.

     Effective January 1, 2006, the terms of the Paris Agreement were amended to provide for his participation in the LTIP. Under the LTIP, Paris has a target award equal to 250% of his annual base salary. Fifty percent of the target award has been granted in the form of DSUs, which were granted under the 1999 Stock Incentive Plan and vest ratably over four years on each anniversary of the date of grant. The remaining 50% of the target award is payable in the form of a Cash Incentive Award subject to the terms of the LTIP as described above. Upon an involuntary termination of Paris's employment (including due to death or disability), Paris's voluntary termination of employment for good reason following a change in control, or Paris's retirement from the Company after having attained age 59 1/2 with at least five years of service, payment of the Cash Incentive Award is accelerated to, and calculated as of, the date of termination, without being subject to proration.

     The Paris Agreement may be terminated: (I) by Paris at the end of the term; (II) upon Paris's death or disability; (III) by the Company for cause;
(IV) by Paris for any reason upon 30 days' notice; or (V) by the Company for any other reason upon 60 days' notice. If Paris's services are terminated as described in the preceding clauses (I) through (IV), Paris will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant.

     If Paris's services are terminated under the circumstances described in clause (V) of the immediately preceding paragraph, Paris will be entitled to receive (I) the sum of his annual base salary and target bonus, (II) a target bonus for the year of termination prorated for service through the date of termination, and (III) continuation of health and welfare benefits for a one year period following the date of termination. Upon termination of Paris's services as described in this paragraph, all unvested equity-based awards will become immediately fully vested and payable (if applicable).

     In the event of a change of control of the Company, and the subsequent termination of Paris' employment, by the Company without cause or by Paris for good reason, within 36 months after the change in control, Paris will be entitled to his base salary and health and welfare benefits through his final date of active employment, any accrued but unused vacation pay and the target bonus through his final date of active employment. In addition, Paris will also be entitled to receive: (I) a lump sum amount equal to his final annual base salary plus the higher of his target bonus or the highest annual bonus actually received during the two most recent years and (II) continuation of health and welfare benefits for a period commencing on the date of termination and ending on the first anniversary of the date upon which the term would otherwise have expired absent his termination. In addition, upon a change in control, all unvested awards and grants will become immediately fully vested and payable (if applicable). The Paris Agreement provides for a tax gross up if there are deemed "parachute payments" under the Internal Revenue Code of 1986, as amended.

     Paris agrees that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in the Paris Agreement.

     TERMS OF CRUICKSHANK AGREEMENT

     Cruickshank has been with the Company since 2000. Cruickshank is employed as the Chief Operating Officer of the Company's Sun-Times News Group and publisher of the CHICAGO SUN-TIMES and reports to the President and Chief
Executive Officer of the Company. The terms of the original employment agreement with Cruickshank were amended effective as of January 1, 2005 and was further amended with effect from January 1, 2006 (as so amended, the "Cruickshank Agreement"). The Cruickshank Agreement is for a period of one year from January 1, 2005, and the terms of employment are renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Cruickshank gives written notice of non-renewal at least 60 days prior to the end of each such one year period. The term of employment has been renewed for the one-year period commenced January 1, 2006.

     In 2005, Cruickshank was paid an annual salary of $360,000 and was eligible for an annual bonus targeted at 50% of his annual base salary payable pursuant to an annual calendar year bonus plan established by the Board of

Directors. Effective January 1, 2006, Cruickshank will be paid an annual salary of $400,000 and will be eligible for an annual bonus targeted at 75% of his annual base salary. In addition, Cruickshank is eligible to receive in 2006 an annual award under the LTIP in an amount to be determined by the Board of Directors.

     The Cruickshank Agreement may be terminated: (I) by Cruickshank at the end of the term; (II) upon Cruickshank's death or disability; (III) by the Company for cause; (IV) by Cruickshank for any reason upon 30 days' notice; or
(V) by the Company for any other reason upon 60 days' notice. If Cruickshank's services are terminated as described in the preceding clauses (I) through
(IV), Cruickshank will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant.

     Except if such termination occurs within the 36-month period following a change in control of the Company, if Cruickshank's services are terminated by the Company as described in clause (V) of the immediately preceding paragraph or by the Company at the end of the term, he will be entitled to receive a single lump sum equal to (I) an amount that would have been equal to the continuation of his annual base salary for a period commencing on the date of termination and ending on the first anniversary of the date upon which the term would otherwise have expired absent his termination (the "Continuation Period"), (II) an amount equal to the target bonus payable with respect to the base salary paid or that would have been payable both in respect of the Extension Period and the portion of the then-current term of employment not included in the Continuation Period, and (III) an amount equal to any bonus for Cruickshank earned and unpaid as of Cruickshank's termination of employment. Cruickshank will also be entitled to receive health and welfare benefits during the Continuation Period. Upon termination of Cruickshank's services as described in this paragraph, (I) all unvested cash awards will become fully vested and payable (as applicable), (II) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period will become fully vested and payable and (III) all other unvested equity-based awards will be forfeited.

     In the event of a change of control of the Company, and the subsequent termination of Cruickshank's employment by the Company without cause or by Cruickshank for good reason, within 36 months after the change in control, Cruickshank will be entitled to his base salary and health and welfare benefits through his final date of active employment, any accrued but unused vacation pay and the target bonus through his final date of active employment. Cruickshank will also be entitled to receive: (I) a lump sum amount equal to his final annual base salary, multiplied by two, plus two times the higher of his target bonus or the highest annual bonus actually received during the two most recent years, (II) a target bonus for the year of termination prorated for service through the date of termination, and (III) the continuation of health and welfare benefits for a period of two years from the date of the current term of his agreement. In addition, upon a change in control, all unvested awards and grants become immediately fully vested and payable (if applicable). All severance payments will be made to Cruickshank in a single lump sum payment on a date that is not later than ten (10) business days following the date of termination of his services. The Cruickshank Agreement provides for a tax gross up if there are deemed "parachute payments" under the Internal Revenue Code of 1986, as amended.

     Cruickshank agrees that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in the Cruickshank Agreement.

     TERMS OF STOKLOSA AGREEMENT

     Stoklosa was appointed Vice President and Chief Financial Officer of the Company in November 2005. From March 2005 to November 2005, Stoklosa served as Vice President -- Finance until his appointment as Vice President and Chief Financial Officer in November 2005. On January 31, 2006, the Company amended and restated in its entirety its employment agreement with Stoklosa, effective as of January 1, 2006 (the "Stoklosa Agreement").

     The Stoklosa Agreement has a one year term, ending on December 31, 2006, renewable for successive one-year periods. Under the Stoklosa Agreement, Stoklosa is entitled to an annual base salary of $400,000 and is eligible for an annual bonus targeted at 75% of his annual base salary. The final amount of Stoklosa's bonus will be as determined by the Board of Directors. In addition, Stoklosa is eligible to receive in 2006 an annual award under the LTIP in an amount to be determined by the Board of Directors. Stoklosa is eligible for participation in the Company's other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.

     The Stoklosa  Agreement  may be  terminated:  (I) at the end of the term;
(II) upon his death or disability; (III) by the Company for cause; (IV) by him for any reason upon 30 days' notice; or (V) by the Company for any reason upon 60 days' notice. If Stoklosa's services are terminated as described in the preceding clauses (II) through (IV) or by him under clause (I), he will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant.

     Except if such termination occurs within the 36-month period following a change in control of the Company, if Stoklosa's services are terminated by the Company as described in clause (V) of the immediately preceding paragraph or by the Company at the end of the term, he will be entitled to receive a single lump sum equal to (I) an amount that would have been equal to the continuation of his annual base salary for a period commencing on the date of termination and ending on the first anniversary of the date upon which the term would otherwise have expired absent his termination (the "Continuation Period"),
(II) an amount equal to the target bonus payable with respect to the base salary paid or that would have been payable both in respect of the Extension Period and the portion of the then-current term of employment not included in the Continuation Period, and (III) an amount equal to any bonus for Stoklosa earned and unpaid as of Stoklosa's termination of employment. Stoklosa will also be entitled to receive health and welfare benefits during the Continuation Period. Upon termination of Stoklosa's services as described in this paragraph, (I) all unvested cash awards will become fully vested and payable (as applicable), (II) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period will become fully vested and payable and (III) all other unvested equity-based awards will be forfeited.

     In the event of a change of control of the Company, and the subsequent termination of Stoklosa's employment, either by the Company for any reason other than death, disability or cause or by him for good reason, within 36 months after the change in control, Stoklosa will be entitled to his base salary and health and welfare benefits through his final date of active employment, any accrued but unused vacation pay and the target bonus through his final date of active employment. In addition, under the Stoklosa Agreement, Stoklosa will be entitled to receive: (I) a lump sum amount equal to his final annual base salary, multiplied by two, plus two times the higher of his target bonus for the year of termination or the highest annual bonus actually received during the two most recent years, (II) a target bonus for the year of termination prorated for service through the date of termination, and (III) the continuation of health and welfare benefits for the period commencing on the date of termination and ending on the second anniversary of the date on which the term of Stoklosa's employment would have expired if he remained employed by the Company until such date. In addition, upon a change in control, all unvested cash and equity-based awards will become immediately vested and payable (as applicable).

     All severance payments will be made to Stoklosa in a single lump sum payment on a date that is not later than ten (10) business days following the date of termination of his services. The Stoklosa Agreement provides for a tax gross up if there are deemed "parachute payments" under the Internal Revenue Code of 1986, as amended.

     TERMS OF VAN HORN AGREEMENT

     Van Horn has served as Vice President, General Counsel and Secretary of the Company since June 2004. From March 2004 until June 2004 he served as Corporate Counsel to the Company. On January 31, 2006, the Company amended and restated in its entirety its employment agreement with Van Horn, effective as of January 1, 2006 (the "Van Horn Agreement").

     The Van Horn Agreement has a one year term, ending on December 31, 2006, renewable for successive one-year periods. Under the Van Horn Agreement, Van Horn is entitled to an annual base salary of $350,000 and is eligible for an annual bonus targeted at 75% of his annual base salary. The final amount of Van Horn's bonus will be as determined by the Board of Directors. In addition, Van Horn is eligible to receive in 2006 an annual award under the LTIP in an amount to be determined by the Board of Directors. Van Horn is eligible for participation in the Company's other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.

     The Van Horn  Agreement  may be  terminated:  (I) at the end of the term;
(II) upon his death or disability; (III) by the Company for cause; (IV) by him for any reason upon 30 days' notice; or (V) by the Company for any other reason upon 60 days' notice. If Van Horn's services are terminated as described in the preceding clauses (II) through (IV) or by him under clause
(I), he will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant.

     Except if such termination occurs within the 36-month period following a change in control of the Company, if Van Horn's services are terminated by the Company as described in clause (V) of the immediately preceding paragraph or by the Company at the end of the term, he will be entitled to receive a single lump sum equal to (I) the amount that would have been payable as his annual base salary in respect of the period commencing on the date of termination and ending on the first anniversary of the date upon which the term would otherwise have expired absent his termination (the "Continuation Period"),
(II) an amount equal to the target bonus payable with respect to the salary paid or that would have been payable in respect of both the Continuation Period and the portion of the then-current term of employment not included in the Continuation Period, and (III) an amount equal to any bonus earned and unpaid as of Van Horn's termination of employment. Van Horn will also be entitled to receive health and welfare benefits during the Continuation Period. Upon termination of Van Horn's services as described in this paragraph, (I) all unvested cash awards will become fully vested and payable (as applicable), (II) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period will become fully vested and payable and (III) all other equity-based awards will be forfeited.

     In the event of a change of control of the Company, and the subsequent termination of Van Horn's employment, either by the Company for any reason other than death, disability or cause or by him for good reason, within 36 months after the change in control, Van Horn will be entitled to his base salary and health and welfare benefits through his final date of active employment, any accrued but unused vacation pay and the target bonus through his final date of active employment. In addition, under his amended employment agreement, Van Horn will be entitled to receive: (I) a lump sum amount equal to his final annual base salary, multiplied by two, plus two times the higher of his target bonus for the year of termination or the highest annual bonus actually received during the two most recent years, (II) a target bonus for the year of termination prorated for service through the date of termination, and (III) the continuation of health and welfare benefits for the period commencing on the date of termination and ending on the second anniversary of the date on which the term of Van Horn's employment would have expired if he remained employed by the Company until such date. In addition, upon a change in control, all unvested cash incentive and equity-based awards will become immediately fully vested and payable (if applicable).

     All severance payments will be made to Van Horn in a single lump sum payment on a date that is not later than ten (10) business days following the date of termination of Van Horn's services. The Van Horn Agreement provides for a tax gross up if there are deemed "parachute payments" under the Internal Revenue Code of 1986, as amended.

     TERMS OF HEALY AGREEMENT

     Healy joined Hollinger in 1995, and entered into an employment agreement with the Company, effective January 1, 2005 (the "Healy Agreement"). The
Agreement  was  for a  period  of one  year.  Under  the  terms  of the  Healy
Agreement, Healy was employed as the Company's Vice President, Investor Relations and Corporate Development and reported to the President and Chief Executive Officer of the Company. Healy received an annual base salary of $360,000 and was eligible for an annual bonus targeted at 75% of his annual base salary.

     Healy's employment with the Company terminated on December 31, 2005. Healy and the Company entered into a separation agreement dated December 20, 2005, that supersedes the Healy Agreement. In consideration for his agreement to provide consulting services to the Company for nine months following the date of his termination and to provide the Company with a general release of claims, Healy will receive an amount equal to his pro-rated annual base salary and continued health and dental coverage through September 30, 2006 (but health and dental coverage will terminate earlier if Healy obtains coverage from a subsequent employer). Healy also received his annual bonus paid at target (in the amount of $270,000). In addition, all outstanding unvested equity-based awards on the date of termination will continue to vest in accordance with their original schedule through September 30, 2006. Healy is not subject to non-competition or non-solicitation provisions.

     TERMS OF LANE AGREEMENT

     Lane's employment with the Company terminated effective on December 31, 2005. In consideration for his agreement to provide the Company with a general release of claims, Lane received a lump sum payment of Cdn.$500,000 as severance and Cdn.$300,000 in lieu of his annual bonus for 2005. In addition, Lane is entitled to reimbursement for outplacement services at a firm of his choice up to Cdn.$75,000 and continued health and dental coverage through December 31, 2006 (but health and dental coverage will terminate earlier if Lane obtains coverage from a subsequent employer). The Company also reimbursed Lane up to Cdn.$7,000 for legal fees incurred by him in negotiating the separation agreement. Lane is not subject to non-competition or non-solicitation provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of April 14, 2006, unless otherwise indicated, certain information regarding those persons or entities known to hold more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, and ownership of Class A Common Stock and Class B Common Stock by the named executive officers, the directors and all directors and executive officers as a group. The beneficial ownership information of each of these persons or entities is based upon, where applicable, filings with the SEC as noted in the footnotes to the table.

---------------------------------------------------------------------------------------------------------
                                                        CLASS AND TOTAL NUMBER OF SHARES      PERCENT OF
NAME AND ADDRESS                                             BENEFICIALLY OWNED(1)               CLASS
---------------------------------------------------------------------------------------------------------
Tweedy, Browne Company LLC (2)........................   11,305,113        Class A Common        15.3%
   350 Park Avenue
   New York, New York 10022

Hollinger Inc. and affiliates (3).....................   15,772,923#       Class A Common        21.3%
   10 Toronto Street                                     14,990,000        Class B Common       100.0%
   Toronto, Ontario
   M5C 2B7 Canada

Franklin Mutual Advisors LLC (4)......................    5,962,664        Class A Common         8.0%
   101 John F. Kennedy Parkway
   Short Hills, NJ 07078

Cardinal Capital Management, LLC (5)..................    4,633,220        Class A Common         6.3%
   One Fawcet Place
   Greenwich, Connecticut 06830

Marathon Asset Management LLP (6).....................    4,434,848        Class A Common         6.0%
   Orion House
   5 Upper St. Martins Lane
   London WC2H 9EA
   United Kingdom

John F. Bard .........................................        1,751        Class A Common          *

Stanley M. Beck, Q.C..................................        1,751        Class A Common          *

Randall C. Benson.....................................           --              --               --

John D. Cruickshank...................................      130,113        Class A Common          *

Cyrus F. Freidheim, Jr................................        5,751        Class A Common          *

John M. O'Brien.......................................        1,751        Class A Common          *

Gordon A. Paris.......................................      344,766        Class A Common          *

Graham W. Savage......................................        1,751        Class A Common          *

Raymond G.H. Seitz....................................        1,751        Class A Common          *

Robert T. Smith.......................................      135,118        Class A Common          *

Gregory A. Stoklosa...................................       37,442        Class A Common          *

Raymond S. Troubh ....................................       16,751        Class A Common          *

James R. Van Horn.....................................       39,403        Class A Common          *

All current directors and executive officers as a
   group (13 persons) (7) ............................      718,043        Class A Common          *

# Includes shares issued upon conversion of Class B Common Stock.

* An asterisk (*) indicates less than one percent of a class of stock.

-------------
(1) Includes shares subject to presently exercisable options or options exercisable within 60 days of April 14, 2006, held by executive officers and directors under the Company's 1994 Stock Option Plan, 1997 Stock Incentive Plan and 1999 Stock Incentive Plan as follows: John D. Cruickshank ("Cruickshank") options to purchase 87,226 shares; Robert T. Smith ("Smith") options to purchase 125,591 shares. See "Compensation of Executive Officers and Directors - STOCK OPTION PLANS". The number of shares represented by each option, and the per share exercise price, were adjusted by the Board of Directors of the Company in 2005 to preserve the value of options in light of the two special dividends declared and paid in respect of the Company's common stock in late 2004 and early 2005. The number of shares presented herein reflect this adjustment. Also includes shares issuable pursuant to Deferred Stock Units ("DSUs") as follows:

     Bard 1,751 shares; Beck 1,751 shares; Cruickshank 42,847 shares; Freidheim 1,751 shares; O'Brien 1,751 shares; Paris 344,766 shares; Savage 1,751 shares, Seitz 1,751 shares; Smith 9,527 shares; Stoklosa 37,442 shares; Troubh 1,751 shares and Van Horn 39,403 shares.
(2) As reported in Schedule 13D filed with the SEC on November 4, 2005. Tweedy Browne has investment discretion with respect to 11,305,113 shares of Class A Common Stock held in the accounts of various customers of Tweedy Browne, and has shared power to dispose or direct the disposition of all such shares. Tweedy Browne has sole power to vote or to direct the voting of 11,259,808 shares of Class A Common Stock that are held in certain customer accounts.
(3) As of April 7, 2006, includes: (I) 2,000,000 shares of Class A Common Stock issuable upon conversion of 2,000,000 shares of Class B Common Stock held by Hollinger Inc.; (II) 12,990,000 shares of Class A Common Stock issuable upon conversion of 12,990,000 shares of Class B Common Stock held by 504468 N.B. Inc. ("NBCo"), an indirect wholly owned subsidiary of Hollinger Inc.; and (III) 782,923 shares of Class A Common Stock held by NBCo.
(4)  As reported in Schedule 13G filed with the SEC on March 13, 2006.
(5)  As reported in Schedule 13D filed with the SEC on January 20, 2006.
(6) As reported in Schedule 13F filed with the SEC on January 23, 2006. With respect to their holdings of Class A Common Stock, Marathon Asset Management LLP has shared power to vote or to direct voting of 3,140,716 shares and no voting authority with respect to 1,294,132 shares.
(7) The current directors and executive officers as a group (13 persons) were the beneficial owners of 718,043 shares of Class A Common Stock (which includes presently exercisable options to purchase 212,857 shares of Class A Common Stock, 19,000 owned shares and 486,285 shares issuable pursuant to DSUs). Certain current and former directors and officers may still hold Retractable Common Shares of Hollinger Inc. ("Retractable Shares") (discussed below), which are exchangeable at the option of Hollinger Inc. for shares of the Company's Class A Common Stock. The Company is currently unable to determine the exact amount of Retractable Shares currently held by current and former directors and officers, but it is believed that Ravelston and certain direct and indirect subsidiaries hold 78.3% of the outstanding Retractable Shares. The number of shares represented by each option, and the per share exercise price, were adjusted by the Board of Directors in 2005 to preserve the value of options in light of the two special dividends declared and paid in respect of the Company's common stock in late 2004 and early 2005. The number of shares presented herein reflects this adjustment.

     APPOINTMENT OF RECEIVER; CHANGE IN CONTROL

     Hollinger Inc. reported that on April 20, 2005, Ravelston and Ravelston Management, Inc. ("RMI"), a subsidiary of Ravelston, were placed in receivership by an order of the Ontario Superior Court of Justice pursuant to the Courts of Justice Act (Ontario) (the "Receivership Order") and granted protection pursuant to the Companies' Creditors Arrangement Act (Canada) (the "CCAA") by a separate order (the "CCAA Order"). The court appointed RSM
Richter Inc. (the "Receiver") as receiver and monitor of all assets of Ravelston and RMI and certain affiliated entities (collectively, the "Ravelston Entities"). On May 18, 2005, the court extended the orders to include Argus Corporation Ltd. ("Argus Corporation") (Black was Chief Executive Officer and a director of Argus Corporation until his resignation on June 2, 2005), and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent an action by the Special Committee pursuant to its investigation in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI. The court has extended the stay of proceedings against the Ravelston Entities to June 16, 2006 and has also extended the date for submission of claims against the Ravelston Entities to May 19, 2006. According to public filings of Hollinger Inc., the Ravelston Entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.'s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company's Shareholder Rights Plan to designate the Receiver as an "exempt stockholder" (see "-- SHAREHOLDER RIGHTS PLAN" below), the Receiver took possession and control over those shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of this action, a change of control of the Company may be deemed to have occurred.

     PLEDGES OF SECURITIES

     All of Hollinger Inc.'s direct and indirect interest in the Class A Common Stock is being held in escrow by a licensed trust company in support of future retractions of Hollinger Inc.'s Series II Preference Shares, and all of its direct and indirect interest in the Class B Common Stock is pledged as security in connection with Hollinger Inc.'s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011. Hollinger Inc. has reported that $78 million principal amount of the Senior Secured Notes and $15 million principal amount of the Second Priority Secured Notes are outstanding.

     Under the terms of the Series II Preference Shares, each Preference Share may be retracted by its holder for 0.46 of a share of the Class A Common Stock. Until the Series II Preference Shares are retracted in accordance with their terms, Hollinger Inc. may exercise the economic and voting rights attached to the underlying shares of the Class A Common Stock.

     If Hollinger Inc. or any of its subsidiaries that own Class A Common Stock or Class B Common Stock were to commence proceedings to restructure its indebtedness in a CCAA proceeding, or became the subject of an insolvency or liquidation proceeding under the Bankruptcy and Insolvency Act (Canada) or enforcement proceedings by the pledgee, issues may arise in connection with any transfer or attempted transfer of shares of the Class B Common Stock. Under the terms of the Company's Certificate of Incorporation, such transfers may constitute a non-permitted transfer. In the event of a non-permitted transfer, the Class B Common Stock would automatically convert into Class A Common Stock as a result of which the controlling voting rights currently assigned to the Class B Common Stock would be eliminated. However, this result might be challenged in court by Hollinger Inc. or its insolvency representatives and therefore may have an impact on the future control of the Company.

     SHAREHOLDER RIGHTS PLAN

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

     The Shareholder Rights Plan ("SRP") provides that the Rights will separate from the Class A Common Stock and Class B Common Stock and become exercisable only if a person or group beneficially acquires, directly or indirectly, 20% or more of the outstanding stockholder voting power of the Company without the approval of the Company's directors, or if a person or group announces a tender offer which if consummated would result in such person or group beneficially owning 20% or more of such voting power. The Company may redeem the Rights at $0.001 per Right or amend the terms of the plan at any time prior to the separation of the Rights from the Class A Common Stock and Class B Common Stock.

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

     Black and each of his controlled affiliates, including Hollinger Inc., are considered "exempt stockholders" under the terms of the SRP. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A Common Stock and Class B Common Stock above the level owned by them when the SRP was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company's shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and RMI, seeking court protection under Canadian insolvency laws and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the CRC amended the SRP to include the receiver, RSM Richter Inc., as an "exempt stockholder" for purposes of the SRP. The SRP amendment allowed for the appointment of the Receiver, but not the sale by the Receiver of the Ravelston Entities' controlling stake in Hollinger Inc. to a third party.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of certain relationships and related party transactions since January 1, 2005. In August 2004, the Special Committee filed its report with the U.S. District Court for the Northern District of Illinois (the "Report"). The Report sets out the scope and results of its investigation into certain relationships and related party transactions involving certain former executive officers and certain former directors of the Company. The following discussion does not purport to cover all relationships and related party transactions that the Special Committee investigated and reported upon, and only covers information relating to related party transactions entered into or certain relationships that existed in or after 2005. Certain amounts may differ from amounts used in the Report due to differences in exchange rates.

     As noted under "Legal Proceedings," most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain former directors of the Company who are the subject of the Report.

     MANAGEMENT SERVICES AGREEMENTS

     See "Legal Proceedings -- OVERVIEW OF INVESTIGATION OF CERTAIN RELATED PARTY TRANSACTIONS" above with respect to the management services agreements.

     LOAN TO SUBSIDIARY OF HOLLINGER INC.

     The Company extended a loan to a subsidiary of Hollinger Inc. on July 11, 2000 in the amount of $36.8 million. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. On March 10, 2003, the Company calculated the principal amount and interest outstanding under this loan as $46.2 million. In conjunction with the closing of the offering of 11 7/8% Senior Secured Notes due 2011 by Hollinger Inc., Hollinger Inc. and the Company agreed to amend this loan as follows:

     o $25.8 million of the loan was repaid by the Hollinger Inc. subsidiary by application of amounts due to it with respect to the repurchase of shares of Class A Common Stock and redemption of shares of Series E Preferred Stock by the Company; and

     o The remaining indebtedness of $20.4 million under the loan, according to the Company's then incorrect calculation, was subordinated in right of payment to the Hollinger Inc. 11 7/8% Senior Secured Notes and bears interest at a rate of 14.25% if paid in cash and 16.5% if paid in kind.

     The loan referred to above is guaranteed by Ravelston. See "Legal Proceedings -- RECEIVERSHIP AND CCAA PROCEEDINGS IN CANADA INVOLVING THE RAVELSTON ENTITIES" above. The Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Black, Radler, Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated and without regard to the alleged unauthorized interest rate reduction. See "Legal Proceedings -- LITIGATION INVOLVING CONTROLLING STOCKHOLDER, SENIOR MANAGEMENT AND DIRECTORS" above.

     SPECIAL COMMITTEE COSTS; ADVANCEMENT OF LEGAL FEES

     During 2005, the Company incurred expenses of $13.6 million (net of a $30.3 million recovery resulting from a settlement with Torys LLP, former outside counsel to the Company and $2.1 million in recoveries of incentive payments to Black) in connection with the Company's Special Committee investigation and related litigation. Included in the $13.6 million are legal fees and other professional fees related to the Special Committee investigation and related litigation and legal fees of approximately $23.4 million advanced by the Company on behalf of current and former directors and officers. Included in the costs related to or arising from the Special Committee's work are the legal costs and other professional fees that the Company has incurred in the amount of $3.6 million for the year ended December 31, 2005. These legal and other professional fees are primarily comprised of costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

     The following legal fees have been advanced on behalf of directors and executive officers who served as such in fiscal year 2005: Black $4,320,420; Amiel Black $857,235; Burt $692,538; Colson $552,308; Kissinger $56,579;
Meitar $159,920; Perle $4,655,491 and Thompson $173,339.


     RELEASE AND SETTLEMENT AGREEMENT WITH ATKINSON

     See "Legal Proceedings -- OVERVIEW OF INVESTIGATION OF CERTAIN RELATED PARTY TRANSACTIONS", "-- STOCKHOLDER DERIVATIVE LITIGATION", "-- LITIGATION INVOLVING CONTROLLING STOCKHOLDER, SENIOR MANAGEMENT DIRECTORS" and "-- SPECIAL COMMITTEE COSTS; ADVANCEMENT OF LEGAL FEES" above, and " CONSULTING AGREEMENT WITH ATKINSON" below.

     CONSULTING AGREEMENT WITH ATKINSON

     The Company entered into consulting agreements with Atkinson under the terms of which Atkinson was engaged to assist the Chief Executive Officer of the Company with respect to the Company's ongoing relationship with CanWest and to perform such other functions and tasks as assigned by the CEO of the Company from time to time. During the term of the first agreement, the Company agreed to pay Atkinson $30,000 per month for services rendered through February 28, 2005 and permit continued vesting during the term of the agreement of any unvested stock options previously granted to Atkinson by the Company that would have vested during such term but for Atkinson's resignation from the Company on April 27, 2004. The Company also agreed to provide Atkinson with suitable office space and appropriate secretarial and administrative assistance at the Company's expense and to reimburse him for reasonable travel and other expenses approved in advance by the Company during the term of the agreement. On February 23, 2005, the Company entered into a second consulting agreement with Atkinson effective from March 1, 2005 to September 30, 2005, which has now expired. The Company paid Atkinson an hourly rate of Cdn.$350 and reimbursed him for reasonable travel and other expenses approved in advance by the Company. During the duration of this contract, the Company paid Atkinson $18,865.

     SETTLEMENT AGREEMENT WITH CERTAIN FORMER AND CURRENT INDEPENDENT DIRECTORS

     See "Legal Proceedings -- STOCKHOLDER DERIVATIVE LITIGATION" and "-- HOLLINGER INC. V. AMERICAN HOME ASSURANCE COMPANY AND CHUBB INSURANCE COMPANY OF CANADA" above.

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

     The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's consolidated financial statements for 2005 and 2004, and fees billed for other services rendered by KPMG LLP during 2005 and 2004.

                                                             2005             2004
      Audit fees(1)................................   $   4,806,955   $    4,565,098
      Audit-related fees(2)........................         193,220          442,176
      Total audit and audit-related fees...........       5,000,175        5,007,274
      Tax fees(3)..................................       1,886,701        3,897,929
      All other fees(4)............................              --          801,155
      Total fees...................................   $   6,886,876   $    9,706,358
                                                      =============   ==============

---------------
(1) Audit fees for 2005 and 2004 include fees for the annual audit, quarterly reviews, and statutory audits. The amount for 2005 represents a current estimate of overall fees, which have not yet been fully billed.
(2) Audit-related fees consist of fees for employee benefit plan audits, assistance with the CanWest arbitration, due diligence procedures performed and accounting advice with respect to dispositions.
(3) Tax fees consist of fees for tax compliance, federal, state and international tax planning and transaction assistance.

(4)  All other fees consist of billings related to responding to subpoenas.

     No portion of the services described above were approved by the Audit Committee pursuant to the DE MINIMIS exception to the pre-approval requirement provided by Section 2-01(c)(7)(i)(c) of Regulation S-X of the Exchange Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOLLINGER INTERNATIONAL INC.
                                            (Registrant)


                                            By: /s/ Gordon A. Paris
                                                ---------------------------
                                                Gordon A. Paris
                                                CHAIRMAN AND PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER


Date: May 1, 2006