Form 10-Q
period 2006-03-31
HOLLINGER INTERNATIONAL INC
filed 2006-05-10
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large Accelerated Filer  ☑  Accelerated Filer   ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Class A Common Stock par value $.01 per share	75,687,055 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

HOLLINGER INTERNATIONAL INC.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. (“RMI”) and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors (the “Special Committee”) formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004 (the “Report”).

•	the resolution of certain United States and foreign tax matters;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	the effects of changing costs or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

•	changes in laws or regulations, including changes that affect the way business entities are taxed; and

•	changes in accounting principles or in the way such principles are applied.

The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by federal securities laws. The Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”).

The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that future events or conditions described in any forward-looking statement made in this Quarterly Report on Form 10-Q might not occur.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)
	(Amounts in thousands, except per share data)

Operating revenue:
Advertising	$78,889	$83,962
Circulation	20,979	22,688
Job printing	2,088	2,011
Other	468	722

Total operating revenue	102,424	109,383

Operating costs and expenses:
Newsprint	16,156	16,459
Compensation	56,602	49,379
Other operating costs	45,999	51,982
Depreciation	5,256	4,750
Amortization	2,681	2,652

Total operating costs and expenses	126,694	125,222

Operating loss	(24,270)	(15,839)

Other income (expense):
Interest expense	(132)	(248)
Amortization of deferred financing costs	(7)	(7)
Interest and dividend income	4,216	4,399
Other income (expense), net	530	(1,169)

Total other income (expense)	4,607	2,975

Loss from continuing operations before income taxes	(19,663)	(12,864)
Income tax expense	6,930	7,679

Loss from continuing operations	(26,593)	(20,543)

Discontinued operations (net of income taxes):
Earnings from operations of business segment disposed of	199	2,034
Gain from disposal of business segment	14,712	—

Earnings from discontinued operations	14,911	2,034

Net loss	$(11,682)	$(18,509)

Basic and diluted loss per share:
Weighted average shares outstanding	90,946	90,857

Loss from continuing operations	$(0.29)	$(0.23)
Discontinued operations	0.16	0.03

Net loss	$(0.13)	$(0.20)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(Amounts in thousands)

Net loss	$(11,682)	$(18,509)
Other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(57)	(1,569)
Adjustment of minimum pension liability, net of income taxes	6	24
Foreign currency translation adjustment	(12,203)	1,883

Comprehensive loss	$(23,936)	$(18,171)

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(Amounts in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$270,307	$198,388
Short-term investments	46,950	57,650
Accounts receivable, net of allowance for doubtful accounts of $10,865 in 2006 and $11,756 in 2005	90,586	90,951
Inventories	14,889	12,600
Escrow deposits and restricted cash	30,957	13,350
Assets of operations to be disposed of	—	21,418
Other current assets	3,288	6,785

Total current assets	456,977	401,142
Loan to affiliates	30,327	29,284
Investments	14,947	23,037
Property, plant and equipment, net of accumulated depreciation of $122,612 in 2006 and $117,360 in 2005	191,306	194,354
Intangible assets, net of accumulated amortization of $40,026 in 2006 and $38,933 in 2005	95,903	96,981
Goodwill	124,104	124,104
Prepaid pension benefit	96,723	95,346
Non-current assets of operations to be disposed of	—	73,391
Other assets	28,192	27,689

Total assets	$1,038,479	$1,065,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$7,077	$7,148
Accounts payable and accrued expenses	108,332	125,007
Dividends payable	4,534	4,534
Amounts due to related parties	7,982	7,987
Income taxes payable and other tax liabilities	588,848	586,734
Liabilities of operations to be disposed of	—	12,531
Deferred revenue	11,199	11,684

Total current liabilities	727,972	755,625
Long-term debt, less current installments	885	919
Deferred income taxes and other tax liabilities	397,986	360,524
Non-current liabilities of operations to be disposed of	—	15,141
Other liabilities	109,373	102,970

Total liabilities	1,236,216	1,235,179

Stockholders’ deficit:
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 shares issued and 75,687,055 shares outstanding at March 31, 2006 and December 31, 2005	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	150	150
Additional paid-in capital	493,969	493,385
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	7,892	20,095
Unrealized loss on marketable securities	(877)	(820)
Minimum pension liability adjustment	(18,771)	(18,777)
Accumulated deficit	(532,171)	(515,955)

	(48,928)	(21,042)
Class A common stock in treasury, at cost — 12,320,967 shares at March 31, 2006 and December 31, 2005	(148,809)	(148,809)

Total stockholders’ deficit	(197,737)	(169,851)

Total liabilities and stockholders’ deficit	$1,038,479	$1,065,328

See accompanying notes to condensed consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2006

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(Amounts in thousands)

Balance at December 31, 2005	$1,030	$493,385	$498	$(515,955)	$(148,809)	$(169,851)
Dividends declared, payable in cash — Class A and Class B, $0.05 per share	—	—	—	(4,534)	—	(4,534)
Stock-based compensation	—	584	—	—	—	584
Minimum pension liability adjustment	—	—	6	—	—	6
Foreign currency translation adjustments	—	—	(12,203)	—	—	(12,203)
Change in unrealized loss on securities, net	—	—	(57)	—	—	(57)
Net loss	—	—	—	(11,682)	—	(11,682)

Balance at March 31, 2006	$1,030	$493,969	$(11,756)	$(532,171)	$(148,809)	$(197,737)

See accompanying notes to condensed consolidated financial statements

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(Amounts in thousands)

Cash Flows From Continuing Operating Activities:
Net loss	$(11,682)	$(18,509)
Earnings from discontinued operations	(14,911)	(2,034)

Loss from continuing operations	(26,593)	(20,543)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	7,937	7,402
Other	549	(42)
Changes in working capital accounts, net	(3,591)	(175,369)

Cash used in continuing operating activities	(21,698)	(188,552)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(2,220)	(2,104)
Investments and other non-current assets	(1,665)	(2,454)
Redemptions of short-term investments, net	10,700	487,750
Proceeds from the sale of newspaper operations, net of cash disposed	79,885	—
Proceeds from disposal of investments and other assets	8,184	—

Cash provided by investing activities	94,884	483,192

Cash Flows From Financing Activities:
Repayment of debt	(105)	(5,194)
Changes in escrow deposits and restricted cash	(469)	—
Changes in borrowings with related parties	(1,329)	(916)
Dividends paid	(4,534)	(503,257)
Other	238	—

Cash used in financing activities	(6,199)	(509,367)

Cash Flows From Discontinued Operations:
Operating cash flows	(387)	4,367
Investing cash flows	—	(388)
Financing cash flows	7,143	(4,231)

Net cash provided by (used in) discontinued operations	6,756	(252)

Effect of exchange rate changes on cash	(1,824)	(24)

Net increase (decrease) in cash and cash equivalents	71,919	(215,003)
Cash and cash equivalents at beginning of period	198,388	274,795

Cash and cash equivalents at end of period	$270,307	$59,792

Cash paid during the period for:
Interest	$4	$229

Taxes	$7,355	$181,687

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 (the “2005 10-K”).

Note 2 — Principles of Presentation and Consolidation

At March 31, 2006, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 17.4% of the combined equity and approximately 66.8% of the combined voting power of the outstanding common stock of the Company. Due to matters discussed in the 2005 10-K, particularly “Risk Factors,” Hollinger Inc. is not able to exercise control over the Company.

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation. See Note 6 for a discussion of revisions in the 2005 financial statements related to discontinued operations.

Certain amounts in the 2005 financial statements have been reclassified to conform with the current year presentation.

Note 3 — Reorganization Activities

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to $9.0 million for the three months ended March 31, 2006 (and an additional $0.3 million in severance not related directly to the reorganization) are included in “Compensation” expenses in the accompanying Condensed Consolidated Statement of Operations and are included in the Sun-Times News Group operating segment. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

By the end of 2006, it is anticipated there will be a net workforce reduction of approximately 260 full-time employees. As of March 31, 2006, 160 employees had accepted voluntary termination and approximately 65 positions have been identified for involuntary separation to occur through December 31, 2006. The separation costs

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

for these employees are included in the $9.0 million charge discussed above. The Company expects to achieve most of the remaining workforce reduction through attrition and some additional unidentified involuntary terminations.

Approximately $8.3 million of the $9.0 million total charges mentioned above will be paid during 2006. The remaining $0.7 million is expected to be paid by December 31, 2007. Amounts to be paid in 2007 largely relate to certain involuntary terminations expected to occur in the fourth quarter of 2006 and the continuation of certain benefit coverage under the Company’s termination plan and practices. The restructuring accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at March 31, 2006.

Incremental depreciation and amortization expense of approximately $0.3 million has also been recognized in the three months ended March 31, 2006 related to a facility the Company expects to close during the fourth quarter of 2006. Similar amounts are expected to be recognized in each of the second, third and fourth quarters of 2006. The additional depreciation and amortization is expected to reduce the net book value of the related assets (largely building and improvements) to their expected salvage or net fair values at the time of the expected closing.

The following summarizes the termination benefits recorded and reconciles such charges to accrued expenses at March 31, 2006 (in thousands).

Charges for workforce reductions	$9,027
Other cash charges	—
Cash payments	—

Accrued expenses	$9,027

Note 4 — Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”), requiring that share-based compensation payments, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. The Company elected to use the modified prospective transition method, therefore, prior results were not restated. Under the modified prospective method, share-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of adoption. The Company treats all share-based awards as a single award for recognition and valuation purposes and recognizes compensation cost on a straight-line basis over the requisite service period.

As a result of the adoption of SFAS No. 123R, the Company recognized pre-tax compensation expense of $0.2 million or $nil per basic and diluted share for the three months ended March 31, 2006 for the unvested portion of previously issued stock options that were outstanding at January 1, 2006, adjusted for the impact of estimated forfeitures. The Company recognized pre-tax share-based compensation expense for options and deferred stock units (“DSU’s”) of $0.6 million as a component of compensation costs for the three months ended March 31, 2006.

  Stock Options

In 1999, the Company adopted the Hollinger International Inc. 1999 Stock Incentive Plan (“1999 Stock Plan”) which provides for awards of up to 8,500,000 shares of Class A Common Stock. The 1999 Stock Plan authorizes the grant of incentive stock options and nonqualified stock options. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option. The maximum term of the options granted under the 1999 Stock Plan is 10 years and the options vest evenly, over two or four years.

Effective May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company’s registration statement with respect to these shares would again become effective (the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

“Suspension Period”). The suspension does not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that are exercisable on the date of termination. If the employment of a participant is terminated during the Suspension Period, the Company extends the 30-day exercise period to provide participants with 30 days after the conclusion of the Suspension Period to exercise vested options. The extension of the exercise period constitutes a modification of the awards, but does not affect, or extend, the contractual life of the options. See Note 11(b) regarding the lifting of the Suspension Period.

Stock option activity with respect to the Company’s stock option plans was as follows:

				Aggregate
	Number of	Weighted-Average	Weighted- Average	Intrinsic
	Options	Exercise Price	Remaining Term	Value
			(Months)	(In thousands)

Options outstanding at December 31, 2005	4,211,580	$8.19
Options granted	—	—
Options exercised	—	—
Options forfeited /expired	(28,881)	$(6.94)
Other adjustments	15,316	$7.70

Options outstanding at March 31, 2006	4,198,015	$8.19	68	$2,643

Options exercisable at March 31, 2006	4,120,822	$8.22	67	$2,513

The fair value of stock options was estimated using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the remaining vesting period of such awards. As the Company has not granted any new stock options after 2003, the expense recognized for the three months ended March 31, 2006 represents the service expense related to previously granted, unvested awards. At March 31, 2006, the Company had $0.3 million of total unrecognized compensation cost related to non-vested share-based option compensation arrangements. This cost is expected to be recognized through January 2007.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. As a result, stock compensation expense was reduced for estimated forfeitures expected prior to vesting. Estimated forfeitures are based on historical forfeiture rates and approximated 8%. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were included in pro forma stock compensation disclosures as they occurred.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and DSU’s granted to employees and directors using the intrinsic value-based method of accounting. Stock options granted to employees of The Ravelston Corporation Limited, the parent company of Hollinger, Inc., were accounted for in accordance with Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25”, using the fair value based method and recorded as dividends in-kind. If the

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Company had used the fair value-based method of accounting, net earnings and earnings per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts listed in the table below.

Three Months Ended
March 31, 2005
(In thousands, except
per share amounts)

Loss from continuing operations, as reported	$(20,543)
Add: stock-based compensation expense, as reported	456
Deduct: pro forma stock-based compensation expense	(662)

Pro forma loss from continuing operations	$(20,749)

Basic loss from continuing operations per share, as reported	$(0.23)
Diluted loss from continuing operations per share, as reported	$(0.23)
Pro forma basic loss from continuing operations per share	$(0.23)
Pro forma diluted loss from continuing operations per share	$(0.23)

Tax benefits with respect to the stock-based compensation expense are not material as, generally, either: (i) related compensation exceeds certain deductibility limits for income tax purposes; or, (ii) the grantees are non-U.S. former employees for which the Company cannot reliably determine the amount or timing of any earnings reported by the grantee to taxing authorities (which must be determined in order for the company to derive a tax benefit).

  Deferred Stock Units

Pursuant to the 1999 Stock Plan, the Company issues DSU’s that are convertible into one share of Class A Common Stock. The value of the DSU’s on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter. The DSU’s are reflected in the basic earnings per share computation upon vesting. As of March 31, 2006, 292,382 DSU’s are fully vested and the Company has $2.7 million of unrecognized compensation cost related to non-vested DSU’s. All non-vested DSU’s have a vesting period of four years and the remaining unrecognized compensation cost will be recognized through 2009.

Non-vested deferred stock unit activity was as follows:

		Weighted-Average		Aggregate
	Number of	Grant Date	Weighted-Average	Intrinsic
	Units	Fair Value	Remaining Term	Value
			(Months)	(In thousands)

Unvested at December 31, 2005	357,000	$9.50
DSU’s granted	12,258	$8.38
DSU’s vested	(42,659)	$(10.52)
DSU’s forfeited	(13,622)	$(10.16)

Unvested at March 31, 2006	312,977	$9.28	42	$2,906

  Long-term Incentive Plan

Beginning in December 2005, the Company maintains a long-term cash incentive award plan (“LTIP”) for key executives. Awards under the plan are based on the Company’s equity return versus a broad-based market index over a three year period. These awards are therefore subject to fair value adjustments for changes in the underlying market value and dividend performance of the Company’s common stock versus companies within the market index, until the performance levels have been determined at the end of the three year period. The amount of expense related to the LTIP for the three months ended March 31, 2006 was $nil.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 5 — Earnings (Loss) Per Share

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

The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share from continuing operations for the three month period ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(26,593)	90,946	$(0.29)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(26,593)	90,946	$(0.29)

	Three Months Ended March 31, 2005
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(20,543)	90,857	$(0.23)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(20,543)	90,857	$(0.23)

The effect of stock options has been excluded from the calculations because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and DSU’s at March 31, 2006 and 2005, was approximately 4.5 million and 4.7 million, respectively.

Note 6 — Segment Information and Discontinued Operations

The Company operates principally in the business of publishing, printing and distributing newspapers and magazines. The Sun-Times News Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area.

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

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million has been placed in escrow. In addition, the Company expects to receive approximately $6.7 million related to working capital settlement and other adjustments. A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. The Company recognized a gain on sale of approximately $14.7 million, net of taxes, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the period ended March 31, 2006. For the one month ended January 31, 2006 and the three months ended March 31, 2005, revenue for the Canadian Newspaper Group was $5.6 million and $22.0 million, respectively, and income before taxes and minority interest was $0.2 million and $3.7 million, respectively.

The Company has reflected the Canadian operating assets sold on December 19, 2005 and February 6, 2006, representing substantially all of the remaining Canadian newspaper assets, or the “Canadian Newspaper Operations”, as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Remaining administrative activities and assets and liabilities, largely related to pension, post-employment and post-retirement plans, are reflected in continuing operations under the “Canadian Administrative Group” segment.

The following is a summary of the segmented financial data of the Company:

	Three Months Ended March 31, 2006
	Sun-Times	Canadian	Investment and
	News	Administrative	Corporate
	Group	Group(1)	Group	Total
	(In thousands)

Revenue	$102,424	$—	$—	$102,424
Depreciation and amortization	$7,873	$—	$64	$7,937
Operating loss	$(6,814)	$(171)	$(17,285)	$(24,270)
Equity in loss of affiliates	$(65)	$—	$—	$(65)
Total assets	$511,674	$341,569	$185,236	$1,038,479
Capital expenditures	$2,210	$—	$10	$2,220

(1)	Total assets largely consist of proceeds from the sale of the Canadian Newspaper Operations and pension assets related to operations previously sold.

	Three Months Ended March 31, 2005
	Sun-Times	Canadian	Investment and
	News	Administrative	Corporate
	Group	Group(1)	Group	Total
	(In thousands)

Revenue	$109,383	$—	$—	$109,383
Depreciation and amortization	$7,169	$54	$179	$7,402
Operating income (loss)	$8,138	$(1,099)	$(22,878)	$(15,839)
Equity in loss of affiliates	$(539)	$—	$—	$(539)
Total assets	$516,435	$339,957	$168,883	$1,025,275
Capital expenditures	$1,941	$—	$163	$2,104

(1)	Total assets includes $210,721 of assets of operations to be disposed of.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 7 — Other Income (Expense), Net

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Equity in losses of affiliates	$(65)	$(539)
Write-down of investments	—	(183)
Foreign currency gain (loss), net	596	(392)
Other	(1)	(55)

	$530	$(1,169)

Note 8 — Disputes, Investigations and Legal Proceedings with Former Executive Officers and Directors

The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation of the Special Committee and related litigation involving Conrad M. Black (“Black”), F. David Radler (“Radler”) and others are reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and other professional fees as summarized in the following table.

	Three Months Ended		Incurred Since
	March 31,		Inception through
	2006	2005	March 31, 2006(5)
	(In thousands)

Special Committee’s work(1)	$941	$6,699	$53,662
Litigation costs(2)	842	1,306	21,411
Indemnification fees and costs(3)	6,245	4,007	49,234
Recoveries(4)	—	—	(32,375)

	$8,028	$12,012	$91,932

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	Represents recoveries directly resulting from the Special Committee’s activities including approximately $30.3 million in a settlement with Torys LLP and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 9 — Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$502	$522	$6	$4
Interest cost	4,741	4,348	332	324
Expected return on plan assets	(6,457)	(5,264)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	49	47	—	—
Amortization of net (gain) loss	625	785	(26)	(53)

Net periodic benefit cost	$(512)	$466	$312	$275

(b)	Employer Contributions

Defined Benefit Plans

For the three months ended March 31, 2006, $0.3 million of contributions have been made to both domestic and foreign defined benefit plans, all in cash. The Company contributed a total of $6.1 million to fund its defined benefit pension plans in 2005 and expects to contribute approximately $3.1 million in 2006.

Defined Contribution Plans

For the three months ended March 31, 2006, $2.5 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2006. The Company contributed approximately $2.5 million to its domestic defined contribution plans in 2005.

Post-Retirement Plans

For the three months ended March 31, 2006, $0.6 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed a total of $2.4 million to fund its post-retirement plans in 2005 and expects to contribute approximately $2.5 million in 2006.

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

As discussed in Note 8, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed discussion of these legal proceedings, see Note 11 and “Item 3 — Legal Proceedings” of the Company’s 2005 10-K.

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

administrator. At March 31, 2006, letters of credit in the amount of $10.6 million were outstanding for which the Company maintained compensating deposits with the issuer of $8.3 million.

Note 11 — Subsequent Events

(a) On March 15, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate value of $50.0 million of the Company’s Common Stock in the open market and privately negotiated transactions. The stock purchase program began following the filing of the 2005 10-K on March 31, 2006. As of May 5, 2006, the Company completed its program, purchasing an aggregate of approximately 6.2 million shares for approximately $50.0 million, including related transaction fees.

(b) On April 27, 2006, the Company filed a Form S-8 registering shares to be issued under the 1999 Stock Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the Suspension Period would end on May 1, 2006 related to vested options under the Company’s stock incentive plans. Participants of the stock incentive plans whose employment has been terminated have 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment.

(c) Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada

As previously disclosed in the Company’s 2005 10-K, on March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief originally sought by Hollinger Inc. included an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company that was brought by Cardinal Value Equity Partners. Hollinger Inc. subsequently modified its position and supported the Company’s position that the Ontario Court should authorize the funding of the settlement. In a decision dated January 13, 2006, the Ontario Court provisionally endorsed the funding of the settlement by American Home Assurance Company and Chubb Insurance Company of Canada, but stated that it would conduct further proceedings to resolve certain remaining issues concerning approval of this funding.

On April 28, 2006, the Court reaffirmed its approval of the funding of the $50.0 million settlement, but ruled that approximately $300,000 in defense costs that had been submitted to the insurance carriers for reimbursement prior to the execution of settlement on May 3, 2005, and that was in excess of the $2.5 million retention under the policies, could not be passed on to the insurance carriers providing coverage in excess of the American Home Assurance Company and Chubb Insurance Company of Canada policies. The settlement is also subject to approval by the Court of Chancery of the State of Delaware and the Company has not reflected any amounts related to the settlement or reimbursement of defense costs in its consolidated financial statements.

HOLLINGER INTERNATIONAL INC. AND SUBSIDIARIES

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest and the fourth quarter being the highest. The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenue for the three months ended March 31, 2006. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

Approximately 20% of the Company’s consolidated revenue for the three months ended March 31, 2006 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 45% of the Company’s total operating costs for the three months ended March 31, 2006. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 13% of the Company’s total operating costs for the three months ended March 31, 2006. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2006

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to $9.0 million for the three months ended March 31, 2006 (and an additional $0.3 million in severance not related directly to the reorganization) are included in “Compensation” expenses in the accompanying Condensed Consolidated Statement of Operations and are included in the Sun-Times News Group operating segment. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

By the end of 2006, it is anticipated there will be a net workforce reduction of approximately 260 full-time employees. As of March 31, 2006, 160 employees had accepted voluntary termination and approximately 65 positions have been identified for involuntary separation to occur through December 31, 2006. The Company expects to achieve most of the remaining workforce reduction through attrition and some additional unidentified involuntary terminations.

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets (“Canadian Newspaper Operations”), consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million has been placed in escrow. In addition, the Company expects to receive approximately $6.7 million related to working capital and other adjustments. A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. The Company recognized a gain on sale of approximately $14.7 million, net of taxes, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the three month period ended March 31, 2006.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates in the three-month period ended March 31, 2006. For a discussion of these policies and estimates, refer to the Company’s 2005 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

General

During December 2005 and February 2006, the Company sold its Canadian Newspaper Operations. In this quarterly report, the Canadian Newspaper Operations are reported as discontinued operations. All amounts in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” relate to continuing operations, unless otherwise noted. See Note 6 to the condensed consolidated financial statements.

Loss from Continuing Operations

Loss from continuing operations in the first quarter of 2006 amounted to $26.6 million, or a loss of $0.29 per share compared to a loss of $20.5 million in the first quarter of 2005, or a loss of $0.23 per share. During the three month periods ended March 31, 2006 and 2005, the Company incurred costs of $8.0 million and $12.0 million, respectively, with respect to the Special Committee and its investigation and related litigation. Special Committee costs include: 1) costs and expenses arising from the Special Committee’s work; 2) legal and professional fees to defend the Company in litigation as a result of the Special Committee’s investigation; and 3) costs the Company has been required to advance to indemnified parties. See Note 8 to the condensed consolidated financial statements. In the first quarter of 2006, the Company recorded $9.0 million related to separation costs as part of its reorganization effort. See Note 3 to the condensed consolidated financial statements.

Operating Revenue and Operating Loss

Operating revenue and operating loss in the first quarter of 2006 were $102.4 million and $24.3 million, respectively, compared with operating revenue of $109.4 million and an operating loss of $15.8 million in the first quarter of 2005. The decrease in operating revenue of $7.0 million over the prior year is principally a reflection of a $5.1 million decrease in advertising revenue due to lower classified revenue of $2.7 million, lower retail advertising revenue of $2.2 million and lower national revenue of $1.1 million, partially offset by increased internet revenue of $0.9 million. In addition, the $1.7 million decrease in circulation revenue at the Sun-Times News Group reflects lower home delivery revenue of $1.0 million and lower single copy revenue of $0.7 million. The $8.4 million increase in operating loss in the first quarter of 2006 is primarily due to the decreased revenue of $7.0 mentioned above, $9.7 million in severance costs largely associated with the Company’s reorganization program, partially offset by lower costs incurred with respect to the Special Committee and related litigation costs of $4.0 million, lower circulation costs of $0.7 million, lower distribution costs of $0.7 million and decreases in non-separation wages and benefits at the Sun-Times News Group of approximately $0.6 million and the Investment and Corporate Group of approximately $1.3 million.

Operating Costs and Expenses

Total operating costs and expenses increased by $1.5 million to $126.7 million for the three months ended March 31, 2006 from $125.2 million for the same period in 2005. The increase is primarily related to the increase in overall compensation costs of $7.2 million partially offset by the $4.0 million decrease in costs incurred with respect to the Special Committee and lower circulation and distribution costs of $1.4 million. Newsprint decreased by $0.3 million due to lower consumption, largely offset by a 14% increase in average cost per metric ton. Other operating costs decreased due to the effect of the previously mentioned Special Committee costs, lower circulation and distribution costs with a decrease in insurance costs of $0.9 million, primarily directors and officers liability, partially offset by increases in legal and professional fees of $0.2 million.

Other Income (Expense)

Interest and dividend income for the three months ended March 31, 2006 was $4.2 million compared with $4.4 million for the same period in 2005. This decrease of $0.2 million is largely due to slightly lower average short-term investment balances.

Other income (expense), net, in the first quarter of 2006 improved by $1.7 million to income of $0.5 million from an expense of $1.2 million in the same period in 2005, primarily due to a reduction in foreign currency transaction losses of $1.0 million and a reduction of equity in losses of affiliates of $0.5 million.

Income taxes were $6.9 million and $7.7 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional interest the Company may be required to pay in various tax jurisdictions. Such provisions amounted to $14.8 million and $12.1 million for the three months ended March 31, 2006 and 2005, respectively.

SEGMENT RESULTS

The Company divides its business into one operating and two administrative segments: the Sun-Times News Group, the Canadian Administrative Group, and the Investment and Corporate Group.

A discussion of the results of operations of the Company by segment follows.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Operating revenue:
Sun-Times News Group	$102,424	$109,383

Total operating revenue	$102,424	$109,383

Operating income (loss):
Sun-Times News Group	$(6,814)	$8,138
Canadian Administrative Group	(171)	(1,099)
Investment and Corporate Group	(17,285)	(22,878)

Total operating loss	$(24,270)	$(15,839)

Sun-Times News Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Operating revenue:
Advertising	$78,889	$83,962
Circulation	20,979	22,688
Job printing and other	2,556	2,733

Total operating revenue	102,424	109,383

Operating costs and expenses:
Newsprint	16,156	16,459
Compensation	53,883	45,165
Other operating costs	31,326	32,452
Depreciation	5,192	4,517
Amortization	2,681	2,652

Total operating costs and expenses	109,238	101,245

Operating income (loss)	$(6,814)	$8,138

Advertising revenue was $78.9 million in the first quarter of 2006 compared with $84.0 million in the first quarter of 2005. The $5.1 million decrease in advertising revenue for the three months ended March 31, 2006 primarily reflects decreases in classified advertising of $2.7 million, retail advertising of $2.2 million and national advertising of $1.1 million, partially offset by increased internet advertising of $0.9 million.

Circulation revenue decreased by approximately $1.7 million to $21.0 million for the three months ended March 31, 2006 from $22.7 million for the three months ended March 31, 2005, largely due to lower home delivery revenue of $1.0 million, reflecting competitive discounting of subscription rates, and lower single copy revenue of $0.7 million.

Newsprint expense in the first quarter of 2006 was $16.2 million compared with $16.5 million in the first quarter of 2005. Total newsprint consumption for the three month period ended March 31, 2006 decreased approximately 14%, with the average cost per metric ton of newsprint approximately 14% higher in the quarter. Suppliers instituted newsprint increases of approximately $30 per metric ton during each of June and September 2005, and $25 per metric ton in February 2006.

Compensation costs increased $8.7 million to $53.9 million in the first quarter of 2006 from $45.2 million in the first quarter of 2005 largely due to separation costs of $9.3 million, primarily due to the reorganization program, partially offset by a decrease in employee benefit costs of $0.6 million. In addition, annual wage increases were offset by lower headcount due to attrition.

Other operating costs were $31.3 million and $32.5 million for the three months ended March 31, 2006 and 2005, respectively. The $1.1 million decrease in other operating costs for the quarter was largely due to lower distribution costs of $0.7 million and circulation costs of $0.7 million.

Depreciation and amortization expense in the first quarter of 2006 was $7.9 million compared with $7.2 million in 2005. The increase in depreciation and amortization expense reflects incremental depreciation costs of $0.3 million related to a facility the Company expects to close in the fourth quarter of 2006 and $0.4 million of incremental depreciation related to information technology projects.

Operating loss in the first quarter of 2006 totaled $6.8 million compared with an operating income of $8.1 million in 2005, a decline of $15.0 million. The decline primarily results from the lower revenue of $7.0 million previously noted and 2006 separation costs of $9.3 million, partially offset by lower distribution and circulation costs associated with lower volume.

Canadian Administrative Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Operating costs and expenses:
Compensation	$(195)	$497
Other operating costs	366	548
Depreciation	—	54

Total operating costs and expenses	171	1,099

Operating loss	$(171)	$(1,099)

The operating loss of the Canadian Administrative Group was $0.2 million in the first quarter of 2006 compared with an operating loss of $1.1 million in 2005. Compensation costs decreased approximately $0.7 million due to an improvement in pension and post-retirement expense in 2006 largely reflecting increased expected returns on plan assets. See Note 9 to the condensed consolidated financial statements. The pension and post-retirement obligations largely relate to retired employees not assumed by the purchasers of the related businesses in prior years.

Investment and Corporate Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Operating costs and expenses:
Compensation	$2,914	$3,717
Other operating costs	14,307	18,982
Depreciation	64	179

Total operating costs and expenses	17,285	22,878

Operating loss	$(17,285)	$(22,878)

Operating costs and expenses of the Investment and Corporate Group were $17.3 million in the first quarter of 2006 compared with $22.9 million in 2005, a decrease of $5.6 million. The decrease in operating costs and expenses in the quarter is largely a result of the $4.0 million decrease related to the Special Committee investigation, lower wages and benefits of approximately $0.8 million, lower director and officer liability insurance of $1.0 million and an increase in other legal and professional fees of $0.4 million largely reflecting increases in internal audit and compliance activity. The decrease in compensation is reflective of the transition of the finance function from Toronto to Chicago, resulting in duplicative costs into the second quarter of 2005, partially offset by an increase in stock-based compensation of $0.1 million and severance expense of $0.4 million in the first quarter of 2006.

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

The following table outlines the Company’s cash and cash equivalents, short-term investment and debt positions as of the dates indicated. Such amounts exclude escrow deposits and restricted cash of $31.0 million and $13.4 million at March 31, 2006 and December 31, 2005, respectively.

	March 31,	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents	$270,307	$198,388
Short-term investments	46,950	57,650

Total cash and cash equivalents and short-term investments	$317,257	$256,038

9% Senior Notes due 2010	$6,000	$6,000
Other debt	1,962	2,067

Total debt	$7,962	$8,067

Cash and cash equivalents and short-term investments increased to $317.3 million at March 31, 2006 from $256.0 million at December 31, 2005, an increase of $61.2 million. This increase was primarily the result of cash received from the sale of the remaining Canadian Newspaper Operations (net of restricted cash) of $79.9 million, partially offset by payments of $4.5 million in dividends, $7.4 million in income taxes and the loss from continuing operations.

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2006	2005
	(In thousands)

Income taxes payable and other tax liabilities	$588,848	$586,734
Deferred income taxes and other tax liabilities	397,986	360,524

	$986,834	$947,258

There may be significant cash requirements in the future regarding certain currently unresolved tax issues (both U.S. and foreign). The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals, included in the amounts listed above, reflect additional interest and penalties that may become payable in respect to the contingent liabilities. At December 31, 2005 accruals to cover contingent liabilities aggregated approximately $920.5 million.

A substantial portion of the accruals to cover contingent liabilities for income taxes relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income that may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest from the dates such taxes would have been paid had the deductions not been taken, and the Company may be subject to penalties. The timing and amounts of any payments the Company may be required to make are uncertain although the Company is in the process of resolving a significant portion of the contingent liabilities with the relevant taxing authorities.

The Company is currently involved in several legal actions as both plaintiff and defendant. These actions are in various stages and it is not yet possible to determine their ultimate outcome. At this time the Company cannot estimate the impact these actions and the related legal and other fees may have on its future cash position.

Discussions are underway for a new credit facility to be used for general corporate purposes and to provide continued liquidity. Based on responses to date and historical access to bank and bond markets, the Company expects that it can complete financing to meet its needs in the event those needs exceed currently available liquidity, particularly as a possible result of the resolution of the contingent tax liabilities.

Cash Flows and Working Capital

Working capital consists of current assets less current liabilities. At March 31, 2006, working capital, excluding current debt obligations and restricted cash and escrow deposits and assets and liabilities of operations to be disposed of, was a deficiency of $294.9 million compared to a deficiency of $369.6 million at December 31, 2005. The $74.7 million change is primarily due to net proceeds and receivables from the sale of the remaining Canadian Newspaper Operations, partially offset by a decrease in accounts payable and accrued expense of $16.7 million.

Cash used in continuing operating activities was $21.7 million for the three months ended March 31, 2006, compared with $188.6 million provided by continuing operating activities for the three month period ended March 31, 2005. The use of cash for the three months ended March 31, 2006 is largely due to the loss from continuing operations. During the three months ended March 31, 2005, the use of cash as reflected in changes in working capital accounts, net was $175.4 million, principally due to income tax payments of $181.7 million. Loss from continuing operations worsened by $6.1 million to a loss of $26.6 million for the three months ended March 31, 2006 compared to $20.5 million for the same period in 2005.

Cash provided by investing activities was $94.9 million in 2006 compared with $483.2 million in 2005. The decrease of $388.3 million largely reflects the cash received of $79.9 million from the sale of the Canadian Newspaper Operations in 2006, the redemption of short-term investments of $10.7 million and proceeds of $8.2 million from the sale of investments. In 2005, the redemption of short-term investments, net of $487.8 million was used to partially fund the special dividends and tax payments.

Cash used in financing activities was $6.2 million in 2006, compared to $509.4 million used in financing activities in 2005, a decrease of $503.2 million. The period to period change in cash used in financing activities largely reflects the payment of the special dividends in 2005 of $498.7 million and lower repayment of debt of $5.1 million largely related to the repayment of 8.625% Senior Notes in 2005.

Debt

Long-term debt, including the current portion, was $8.0 million at March 31, 2006 compared with $8.1 million at December 31, 2005.

Capital Expenditures

The Company does not have material commitments to acquire capital assets and expects its cash on hand and future cash flow provided by its operating subsidiaries to be sufficient to fund its recurring capital expenditures.

Dividends and Other Commitments

The Company expects its internal cash flow and cash on hand to be adequate to meet its foreseeable regular dividend expectations.

Commercial Commitments and Contractual Obligations

Primarily in connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At March 31, 2006, letters of credit in the amount of $10.6 million were outstanding for which the Company maintained compensating balances with the issuer of $8.3 million.

Set out below is a summary of the amounts due and committed under contractual cash obligations at March 31, 2006 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	4 and 5 Years	5 Years
	(In thousands)

9% Senior Notes(1)	$6,000	$6,000	$—	$—	$—
Other long-term debt	1,962	1,077	885	—	—
Operating leases(2)	55,653	5,935	9,449	7,818	32,451

Total contractual cash obligations	$63,615	$13,012	$10,334	$7,818	$32,451

(1)	The Company intends to purchase the remaining outstanding 9% Senior Notes as they become available on the open market. Accordingly, the 9% Senior Notes have been reflected as a “Current Liability” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Commitments as of December 31, 2005.

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

Newsprint.  Newsprint expense amounted to $16.2 million in the first three months of 2006 and $16.5 million during the same period in 2005. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented newsprint price increases of $30 per metric ton in each of June and September 2005 and $25 in February 2006. Operating divisions take steps to ensure that they have sufficient supply of newsprint and have mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the three months ended March 31, 2006, a change in the price of newsprint of $50 per metric ton would have increased or decreased the loss from continuing operations for the three months ended March 31, 2006 by approximately $0.7 million. The average price per metric ton of newsprint was approximately $660 for the three months ended March 31, 2006 versus approximately $580 for the same period in 2005.

Labor Relations.  As of March 31, 2006, approximately 35% of the Company’s employees are covered by collective bargaining agreements. Contracts covering approximately 23% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Sun-Times News Group’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At March 31, 2006, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the three months ended March 31, 2006, a $0.05 change in the Canadian dollar exchange rate would have the following effect on the Company’s reported net loss for the three months ended March 31, 2006:

	Actual Average
	2006 Rate	Change
		(In thousands)

Canada	$0.8662/Cdn	$565

Reference should be made to “Risk Factors” in the Company’s 2005 10-K for a discussion on the potential impact changes in foreign exchange rates may have related to taxes that may be paid to foreign jurisdictions.

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

As reported in the 2005 10-K, as of December 31, 2005, the Company’s management identified material weaknesses in its internal control over financial reporting relating to 1) an ineffective control environment that did not sufficiently promote effective internal control over financial reporting throughout the organization, 2) ineffectively designed information technology general controls over program development, program changes, computer operations, and access to programs and data, 3) ineffective information and communication controls that did not sufficiently promote effective internal control over financial reporting throughout the organization, and 4) ineffective policies and procedures relating to the preparation of current and deferred income tax provisions and related balance sheet accounts. Largely as a result of material weaknesses in these areas, management concluded in its 2005 Form 10-K that the Company’s disclosure controls and procedures were ineffective as of December 31, 2005.

During 2006, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of March 31, 2006, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2006.

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

(b) Changes in Internal Control Over Financial Reporting.  During 2006, management has taken the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses described in the Company’s 2005 Form 10-K.

During the three months ended March 31, 2006:

•	A significant reorganization of the Company’s operations was initiated, which includes a planned redesign of key operational processes in the Company.

•	An internal audit plan has been approved by the Audit Committee, and the execution has commenced.

•	A vice-president of information technology has been hired to oversee and restructure all areas of the Company’s information technology function.

•	The Company engaged an outside service provider to perform an assessment of current anti-fraud activities and to review the methods of communication related to anti-fraud measures.

•	The Company’s Audit Committee was reconstituted and all three members of the Committee possess significant financial expertise.

Subsequent to March 31, 2006:

•	A director of internal audit has been hired to oversee the internal audit function staffed by an outside service provider. This function reports directly to the Audit Committee.

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

Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is a discussion of developments since March 31, 2006 in the legal proceedings the Company has reported in its 2005 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2005 10-K.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada

As previously disclosed in the Company’s 2005 10-K, on March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief originally sought by Hollinger Inc. included an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company that was brought by Cardinal Value Equity Partners. Hollinger Inc. subsequently modified its position and supported the Company’s position that the Ontario Court should authorize the funding of the settlement. In a decision dated January 13, 2006, the Ontario Court provisionally endorsed the funding of the settlement by American Home Assurance Company and Chubb Insurance Company of Canada, but stated that it would conduct further proceedings to resolve certain remaining issues concerning approval of this funding.

On April 28, 2006, the Court reaffirmed its approval of the funding of the $50.0 million settlement, but ruled that approximately $300,000 in defense costs that had been submitted to the insurance carriers for reimbursement prior to the execution of settlement on May 3, 2005, and that was in excess of the $2.5 million retention under the policies, could not be passed on to the insurance carriers providing coverage in excess of the American Home Assurance Company and Chubb Insurance Company of Canada policies. The settlement is also subject to approval by the Court of Chancery of the State of Delaware and the Company has not reflected any amounts related to the settlement or reimbursement of defense costs in its consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 24, 2006, the Company held its 2005 Annual Meeting of Stockholders, at which the following directors were elected to serve until the Company’s 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

	Votes in	Votes
Name of Director	Favor	Withheld

John F. Bard	200,453,660	240,518
Stanley M. Beck	151,983,324	284,740
Randall C. Benson	151,983,324	284,740
Cyrus F. Freidheim, Jr.	200,454,086	240,092
John M. O’Brien	200,443,574	250,604
Gordon A. Paris	200,286,117	408,061
Graham W. Savage	199,952,322	741,856
Raymond G.H. Seitz	200,295,647	398,531
Raymond S. Troubh	200,415,786	278,392

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
10.2	Amended and Restated Employment Agreement by and between James R. Van Horn and Hollinger International Inc. dated as of January 31, 2006 (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
10.3	Amended and Restated Employment Agreement by and between John Cruickshank and Hollinger International Inc. dated as of January 31, 2006 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
10.4	Amended and Restated Employment Agreement by and between Gregory A. Stoklosa and Hollinger International Inc. dated as of January 31, 2006 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
10.5	Amended and Restated Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
10.6	Share Purchase Agreement between 0744062 B.C. Ltd., Glacier Ventures International Corp., Hollinger Canadian Publishing Holdings Co. and Hollinger International Inc. dated January 11, 2006 (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLINGER INTERNATIONAL INC.
Registrant

By:	/s/ Gordon A. Paris
Gordon A. Paris
Chairman and President and Chief Executive Officer

Date: May 10, 2006

By:	/s/ Gregory A. Stoklosa
Gregory A. Stoklosa
Vice President and Chief Financial Officer

Date: May 10, 2006