Form 10-Q
period 2006-06-30
SUN-TIMES MEDIA GROUP INC
filed 2006-08-09
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-14164

SUN-TIMES MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant’s telephone number, including area code
(212) 586-5666

HOLLINGER INTERNATIONAL INC.
(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer  ☑   Accelerated Filer  ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Class A Common Stock par value $.01 per share	64,956,299 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

SUN-TIMES MEDIA GROUP, INC.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. (“RMI”) and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors (the “Special Committee”) formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004 (the “Report”);

•	the resolution of certain United States and foreign tax matters;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	the effects of changing costs or availability of raw materials, including changes in the cost or availability of newsprint and magazine body paper;

•	changes in laws or regulations, including changes that affect the way business entities are taxed; and

•	changes in accounting principles or in the way such principles are applied.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Amounts in thousands, except per share data)

Operating revenue:
Advertising	$83,620	$92,634	$162,509	$176,596
Circulation	20,915	22,079	41,894	44,767
Job printing	2,245	2,363	4,333	4,374
Other	611	642	1,079	1,364

Total operating revenue	107,391	117,718	209,815	227,101

Operating costs and expenses:
Newsprint	15,988	17,085	32,144	33,544
Compensation	47,349	47,679	103,951	97,058
Other operating costs	49,711	49,482	95,710	101,464
Depreciation	5,092	4,573	10,348	9,323
Amortization	2,962	3,065	5,643	5,717

Total operating costs and expenses	121,102	121,884	247,796	247,106

Operating loss	(13,711)	(4,166)	(37,981)	(20,005)

Other income (expense):
Interest expense	(207)	(1,383)	(339)	(1,631)
Amortization of deferred financing costs	(6)	(6)	(13)	(13)
Interest and dividend income	4,523	3,122	8,739	7,521
Other income (expense), net	(411)	(339)	119	(1,508)

Total other income (expense)	3,899	1,394	8,506	4,369

Loss from continuing operations before income taxes	(9,812)	(2,772)	(29,475)	(15,636)
Income tax expense (benefit)	(29,933)	17,627	(23,003)	25,306

Earnings (loss) from continuing operations	20,121	(20,399)	(6,472)	(40,942)

Discontinued operations (net of income taxes):
Earnings from operations of business segment disposed of	—	4,857	199	6,891
Gain from disposal of business segment	453	—	15,165	—

Earnings from discontinued operations	453	4,857	15,364	6,891

Net income (loss)	$20,574	$(15,542)	$8,892	$(34,051)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.23	$(0.22)	$(0.07)	$(0.45)
Earnings from discontinued operations	$0.01	$0.05	$0.17	$0.08

Net income (loss)	$0.24	$(0.17)	$0.10	$(0.37)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.23	$(0.22)	$(0.07)	$(0.45)
Earnings from discontinued operations	$0.01	$0.05	$0.17	$0.08

Net income (loss)	$0.24	$(0.17)	$0.10	$(0.37)

Weighted average shares outstanding:
Basic	85,818	90,878	88,365	90,868

Diluted	85,913	90,878	88,365	90,868

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Amounts in thousands)

Net income (loss)	$20,574	$(15,542)	$8,892	$(34,051)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of income taxes	1,027	(1,687)	970	(3,256)
Adjustment of minimum pension liability, net of income taxes	(231)	63	(225)	87
Foreign currency translation adjustment	(18,333)	3,724	(30,536)	5,607

Comprehensive income (loss)	$3,037	$(13,442)	$(20,899)	$(31,613)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Amounts in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$248,139	$198,388
Short-term investments	5,550	57,650
Accounts receivable, net of allowance for doubtful accounts of $11,048 in 2006 and $11,756 in 2005	78,669	90,951
Inventories	15,497	12,600
Escrow deposits and restricted cash	31,032	13,350
Assets of operations to be disposed of	—	21,418
Other current assets	9,110	6,785

Total current assets	387,997	401,142
Loan to affiliates	31,407	29,284
Investments	7,907	23,037
Property, plant and equipment, net of accumulated depreciation of $127,715 in 2006 and $117,360 in 2005	186,995	194,354
Intangible assets, net of accumulated amortization of $41,116 in 2006 and $38,933 in 2005	94,814	96,981
Goodwill	124,104	124,104
Prepaid pension benefit	103,502	95,346
Non-current assets of operations to be disposed of	—	73,391
Other assets	27,941	27,689

Total assets	$964,667	$1,065,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$6,966	$7,148
Accounts payable and accrued expenses	97,968	125,007
Dividends payable	4,138	4,534
Amounts due to related parties	8,209	7,987
Income taxes payable and other tax liabilities	583,163	586,734
Liabilities of operations to be disposed of	—	12,531
Deferred revenue	11,143	11,684

Total current liabilities	711,587	755,625
Long-term debt, less current installments	79	919
Deferred income taxes and other tax liabilities	402,195	360,524
Non-current liabilities of operations to be disposed of	—	15,141
Other liabilities	111,923	102,970

Total liabilities	1,225,784	1,235,179

Stockholders’ deficit:
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 67,764,248 shares issued and outstanding at June 30, 2006 and 88,008,022 and 75,687,055 shares issued and outstanding at December 31, 2005	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	150	150
Additional paid-in capital	494,313	493,385
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	(10,441)	20,095
Unrealized gain (loss) on marketable securities	150	(820)
Minimum pension liability adjustment	(19,002)	(18,777)
Accumulated deficit	(520,124)	(515,955)

	(54,074)	(21,042)
Class A common stock in treasury, at cost — 20,243,774 shares at June 30, 2006 and 12,320,967 shares at December 31, 2005	(207,043)	(148,809)

Total stockholders’ deficit	(261,117)	(169,851)

Total liabilities and stockholders’ deficit	$964,667	$1,065,328

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2006

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(Amounts in thousands)

Balance at December 31, 2005	$1,030	$493,385	$498	$(515,955)	$(148,809)	$(169,851)
Dividends declared, payable in cash — Class A and Class B, $0.10 per share	—	—	—	(8,672)	—	(8,672)
Stock-based compensation	—	1,220	—	—	—	1,220
Repurchase of common stock	—	—	—	—	(73,134)	(73,134)
Issuance of Treasury Stock in respect of stock options exercised and Deferred Stock Units	—	(292)	—	(4,389)	14,900	10,219
Minimum pension liability adjustment	—	—	(225)	—	—	(225)
Foreign currency translation adjustment	—	—	(30,536)	—	—	(30,536)
Change in unrealized gain (loss) on securities, net	—	—	970	—	—	970
Net income	—	—	—	8,892	—	8,892

Balance at June 30, 2006	$1,030	$494,313	$(29,293)	$(520,124)	$(207,043)	$(261,117)

See accompanying notes to condensed consolidated financial statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(Amounts in thousands)

Cash Flows From Continuing Operating Activities:
Net income (loss)	$8,892	$(34,051)
Earnings from discontinued operations	(15,364)	(6,891)

Loss from continuing operations	(6,472)	(40,942)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	15,991	15,040
Other	1,455	2,015
Changes in working capital accounts, net	(40,540)	(179,410)

Cash used in continuing operating activities	(29,566)	(203,297)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,901)	(6,849)
Investments and other non-current assets	(3,249)	(4,770)
Redemptions of short-term investments, net	52,100	462,200
Proceeds from the sale of newspaper operations, net of cash disposed	79,885	—
Proceeds from disposal of investments and other assets	16,157	4,549

Cash provided by investing activities	140,992	455,130

Cash Flows From Financing Activities:
Repayment of debt	(1,097)	(6,087)
Changes in escrow deposits and restricted cash	(460)	(2,225)
Changes in borrowings with related parties	(3,622)	(2,705)
Dividends paid	(9,068)	(507,791)
Repurchase of common stock	(71,487)	—
Proceeds from stock options exercised	10,313	—
Other	156	—

Cash used in financing activities	(75,265)	(518,808)

Cash Flows From Discontinued Operations:
Operating cash flows	(387)	10,837
Investing cash flows	—	(1,370)
Financing cash flows	7,143	75,193

Net cash provided by discontinued operations	6,756	84,660

Effect of exchange rate changes on cash	6,834	220

Net increase (decrease) in cash and cash equivalents	49,751	(182,095)
Cash and cash equivalents at beginning of period	198,388	274,795

Cash and cash equivalents at end of period	$248,139	$92,700

Cash paid during the period for:
Interest	$402	$654

Taxes	$8,325	$181,867

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Sun-Times Media Group, Inc. (formerly Hollinger International Inc.) and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments, except as disclosed elsewhere in notes to these financial statements) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and amended on May 1, 2006 (the “2005 10-K”).

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular matters, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Note 2 — Principles of Presentation and Consolidation

At June 30, 2006, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 19.1% of the combined equity and approximately 69.2% of the combined voting power of the outstanding common stock of the Company. Due to matters discussed in the 2005 10-K, particularly “Risk Factors,” Hollinger Inc. is not able to exercise control over the Company.

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation. See Note 7 for a discussion of revisions in the 2005 financial statements related to discontinued operations.

Certain amounts in the 2005 financial statements have been reclassified to conform with the current year presentation.

Note 3 — Purchases and Re-issuance of Treasury Stock

On March 15, 2006 the Company announced that its Board of Directors authorized the repurchase of an aggregate value of $50.0 million of its common stock to begin following the filing of the 2005 10-K. The Company completed the repurchase of common stock on May 5, 2006, aggregating approximately 6.2 million shares for approximately $50.0 million, including related transaction fees.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

On June 13, 2006 the Company announced that its Board of Directors had authorized an additional $50.0 million to the common stock repurchase program, which was in addition to the previously authorized repurchases announced on May 17, 2006, of common stock utilizing approximately $8.2 million of proceeds from the sale Hollinger Digital LLC (see Note 7) and $9.6 million of proceeds from stock options exercised in 2006. Through June 30, 2006, the Company repurchased approximately 3.2 million shares for approximately $23.1 million, including related transaction fees, out of the additional $67.8 million authorized.

The Company issued approximately 1.4 million shares of its Treasury Stock in respect of options exercised or shares issued in respect of deferred stock units (“DSU’s”) vesting through June 30, 2006. Proceeds received from the exercise of options were then used to repurchase Treasury Stock as discussed above.

	Number of Shares	Value
		(In thousands)

Common stock repurchases through June 30, 2006	9,368,600	$73,134
Reissuance of treasury stock for stock based awards	(1,445,793)	(14,900)

Net Treasury Stock repurchases through June 30, 2006	7,922,807	$58,234

Additional common stock repurchases from July 1, 2006 through July 31, 2006	2,820,315	$22,609

Note 4 — Reorganization Activities

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to $8.7 million for the six months ended June 30, 2006 (and an additional $2.3 million in severance not related directly to the reorganization) are included in “Compensation” expenses in the accompanying Condensed Consolidated Statement of Operations and are included in the Sun-Times News Group operating segment. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of June 30, 2006, 160 employees had accepted voluntary termination and approximately 50 positions have been identified for involuntary termination to occur through December 31, 2006. The separation costs for these employees are included in the $8.7 million charge discussed above. The Company expects to achieve most of the remaining workforce reduction through attrition.

Approximately $8.1 million of the $8.7 million total charges mentioned above will be paid during 2006. The remaining $0.6 million is expected to be paid by December 31, 2007. Amounts to be paid in 2007 largely relate to certain involuntary terminations expected to occur in the fourth quarter of 2006 and the continuation of certain benefit coverage under the Company’s termination plan and practices. The restructuring accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at June 30, 2006.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

The following summarizes the termination benefits recorded and reconciles such charges to accrued expenses at June 30, 2006 (in thousands).

Charges for workforce reductions	$9,027
Reduction to expense(1)	(319)
Cash payments	(4,642)

Accrued expenses	$4,066

(1)	In the second quarter of 2006, the Company reduced its original restructuring estimate to reflect the placement of 10 employees, originally identified for termination, into other positions that were vacated through attrition.

Incremental depreciation expense of approximately $0.3 million and $0.6 million has also been recognized in the three and six month periods ended June 30, 2006 related to a facility the Company expects to close during the fourth quarter of 2006. Similar amounts are expected to be recognized in each of the third and fourth quarters of 2006. The additional depreciation and amortization is expected to reduce the net book value of the related assets (largely building and improvements) to their expected salvage or net fair values at the time of the expected closing.

Note 5 — Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”), requiring that stock-based compensation payments, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. The Company elected to use the modified prospective transition method. Therefore, prior results were not restated. Under the modified prospective method, stock-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of adoption. The Company treats all stock-based awards as a single award for recognition and valuation purposes and recognizes compensation cost on a straight-line basis over the requisite service period.

As a result of the adoption of SFAS No. 123R, the Company recognized pre-tax stock-based option compensation expense of $0.3 million and $0.6 million, or $nil and $0.01 per basic and diluted share for the three and six months ended June 30, 2006, respectively, for the unvested portion of previously issued stock options that were outstanding at January 1, 2006, adjusted for the impact of estimated forfeitures. The Company recognized pre-tax stock-based compensation expense for options and DSU’s of $0.6 million and $1.2 million as a component of compensation costs for the three and six months ended June 30, 2006, respectively.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

If the Company had used the fair value-based method of accounting, net earnings and earnings per share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts listed in the table below.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(In thousands, except per share amounts)

Loss from continuing operations, as reported	$(20,399)	$(40,942)
Add: stock-based compensation expense, as reported	207	663
Deduct: pro forma stock-based compensation expense	(579)	(1,241)

Pro forma loss from continuing operations	$(20,771)	$(41,520)

Basic loss from continuing operations per share, as reported	$(0.22)	$(0.45)
Diluted loss from continuing operations per share, as reported	$(0.22)	$(0.45)
Pro forma basic loss from continuing operations per share	$(0.23)	$(0.46)
Pro forma diluted loss from continuing operations per share	$(0.23)	$(0.46)

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

Stock Options

In 1999, the Company adopted the Hollinger International Inc. 1999 Stock Incentive Plan (“1999 Stock Plan”) which provides for awards of up to 8,500,000 shares of Class A Common Stock. The 1999 Stock Plan authorizes the grant of incentive stock options and nonqualified stock options. The exercise price for stock options must be at least equal to 100% of the fair market value of the Class A Common Stock on the date of grant of such option. The maximum term of the options granted under the 1999 Stock Plan is 10 years and the options vest ratably, over two or four years.

Effective May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company’s registration statement with respect to these shares would again become effective (the “Suspension Period”). The suspension did not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that are exercisable on the date of termination. Participants in the stock incentive plans whose employment had been terminated were provided with 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment. The extension of the exercise period constituted a modification of the awards, but did not affect, or extend, the contractual life of the options.

On April 27, 2006, the Company filed a Form S-8 registering shares to be issued under the 1999 Stock Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the Suspension Period would end on May 1, 2006 related to vested options under the Company’s stock incentive plans.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Stock option activity with respect to the Company’s stock option plans was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(Months)	(In thousands)

Options outstanding at December 31, 2005	4,211,580	$8.19
Options granted	—	—
Options exercised	(1,422,752)	$(7.25)		$1,007

Options forfeited	(1,621,583)	$(9.05)
Other adjustments	15,316	$7.70

Options outstanding at June 30, 2006	1,182,561	$8.13	57	$542

Options exercisable at June 30, 2006	1,105,383	$8.23	56	$439

The fair value of stock options was estimated using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the remaining vesting period of such awards. As the Company has not granted any new stock options after 2003, the expense recognized for the three and six months ended June 30, 2006 represents the service expense related to previously granted, unvested awards. At June 30, 2006, the Company had $0.2 million of total unrecognized compensation cost related to non-vested stock-based option compensation arrangements. This cost is expected to be recognized through January 2007.

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

Deferred Stock Units

Pursuant to the 1999 Stock Plan, the Company issues DSU’s that are convertible into one share of Class A Common Stock. The value of the DSU’s on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter. The DSU’s are reflected in the basic earnings per share computation upon vesting. As of June 30, 2006, 306,353 DSU’s are fully vested and the Company has $2.4 million of unrecognized compensation cost related to non-vested DSU’s. All non-vested DSU’s have a vesting period of four years and the remaining unrecognized compensation cost will be recognized through 2009.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Non-vested deferred stock unit activity was as follows:

		Weighted-Average		Aggregate
	Number of	Grant Date	Weighted-Average	Intrinsic
	Units	Fair Value	Remaining Term	Value
			(Months)	(In thousands)

Unvested at December 31, 2005	357,000	$9.50
DSU’s granted	26,229	$8.21
DSU’s vested	(56,630)	$(9.92)		$562

DSU’s forfeited	(26,339)	$(10.01)

Unvested at June 30, 2006	300,260	$9.50	38	$2,851

Long-term Incentive Plan

In December 2005, the Company established a long-term cash incentive award plan (“LTIP”) for key executives. Awards under the plan are based on the Company’s equity return versus a broad-based market index over a three year period. These awards are therefore subject to fair value adjustments for changes in the underlying market value and dividend performance of the Company’s common stock versus companies within the market index, until the performance levels have been determined at the end of the three year period. The amount of expense related to the LTIP for the six months ended June 30, 2006 was $nil.

Note 6 — Earnings (Loss) Per Share

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

The following tables reconcile the numerator and denominator for the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Earnings from continuing operations	$20,121	85,818	$0.23
Effect of dilutive securities	—	95	—

Diluted EPS
Earnings from continuing operations	$20,121	85,913	$0.23

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Three Months Ended June 30, 2005
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(20,399)	90,878	$(0.22)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(20,399)	90,878	$(0.22)

	Six Months Ended June 30, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(6,472)	88,365	$(0.07)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(6,472)	88,365	$(0.07)

	Six Months Ended June 30, 2005
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(40,942)	90,868	$(0.45)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(40,942)	90,868	$(0.45)

The effect of stock options has been excluded from the calculations in certain periods because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and DSU’s at June 30, 2006 and 2005, was approximately 1.5 million and 4.6 million, respectively.

Note 7 — Segment Information, Discontinued Operations and Dispositions

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($18.2 million including interest and foreign exchange as of June 30, 2006). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital settlement and other adjustments. The Company recognized a gain on sale of approximately $14.7 million, net of taxes, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the six month period ended June 30, 2006. For the one month ended January 31, 2006 and the six months ended June 30, 2005, revenue for the Canadian Newspaper Group was $5.6 million and $47.8 million, respectively, and income before taxes and minority interest was $0.2 million and $12.5 million, respectively.

In the second quarter of 2006, the Company recorded an adjustment of $0.5 million, net of taxes, to the gain on sale of the Telegraph Group largely related to additional tax losses surrendered to the purchaser.

The Company has reflected the Canadian operating assets sold on December 19, 2005 and February 6, 2006, representing substantially all of the remaining Canadian newspaper assets, or the “Canadian Newspaper Operations”, as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Remaining administrative activities and assets and liabilities, largely related to pension, post-employment and post-retirement plans, are presented in continuing operations under the “Canadian Administrative Group” segment.

In May 2006, the Company received $8.15 million from the sale of Hollinger Digital LLC and received $1.7 million in July 2006 from sales of additional investments identified in the agreement. The Company anticipates receiving up to an additional $0.2 million under the agreement, subject to the receipt of third party approvals and other closing conditions. The Company also may receive up to an additional $1.0 million in the future if certain conditions are satisfied. The Hollinger Digital LLC transaction resulted in a pretax loss of approximately $0.6 million, which is included in “Other income (expense)” for the three and six months ended June 30, 2006 in the Consolidated Statements of Operations. The Company does not expect the July portion of this transaction to have a material effect on its results of operations.

The following is a summary of the segmented financial data of the Company:

	Three Months Ended June 30, 2006
	Sun-Times	Canadian	Investment and
	News	Administrative	Corporate
	Group	Group	Group	Total
	(In thousands)

Revenue	$107,391	$—	$—	$107,391
Depreciation and amortization	$7,987	$—	$67	$8,054
Operating income (loss)	$5,807	$(1,191)	$(18,327)	$(13,711)
Equity in loss of affiliates	$(52)	$—	$—	$(52)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Three Months Ended June 30, 2005
	Sun-Times	Canadian	Investment and
	News	Administrative	Corporate
	Group	Group	Group	Total
	(In thousands)

Revenue	$117,718	$—	$—	$117,718
Depreciation and amortization	$7,557	$24	$57	$7,638
Operating income (loss)	$17,041	$(1,635)	$(19,572)	$(4,166)
Equity in loss of affiliates	$(416)	$—	$—	$(416)

	Six Months Ended June 30, 2006
	Sun-Times	Canadian	Investment and
	News	Administrative	Corporate
	Group	Group(1)	Group	Total
	(In thousands)

Revenue	$209,815	$—	$—	$209,815
Depreciation and amortization	$15,860	$—	$131	$15,991
Operating loss	$(1,007)	$(1,362)	$(35,612)	$(37,981)
Equity in loss of affiliates	$(117)	$—	$—	$(117)
Total assets	$511,603	$342,194	$110,870	$964,667
Capital expenditures	$3,886	$—	$15	$3,901

(1)	Total assets largely consist of proceeds from the sale of the Canadian Newspaper Operations and pension assets related to operations previously sold.

	Six Months Ended June 30, 2005
	Sun-Times	Canadian	Investment and
	News	Administrative	Corporate
	Group	Group(1)	Group	Total
	(In thousands)

Revenue	$227,101	$—	$—	$227,101
Depreciation and amortization	$14,726	$78	$236	$15,040
Operating income (loss)	$25,179	$(2,734)	$(42,450)	$(20,005)
Equity in loss of affiliates	$(955)	$—	$—	$(955)
Total assets	$521,262	$285,134	$191,832	$998,228
Capital expenditures	$6,619	$—	$230	$6,849

(1)	Total assets includes $119,377 of assets of operations to be disposed of.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 8 — Other Income (Expense), Net

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Equity in losses of affiliates	$(52)	$(416)	$(117)	$(955)
Write-down of investments	—	—	—	(183)
Gain (loss) on sale of investments	(623)	2,549	(623)	2,549
Foreign currency gains (losses), net	427	(2,586)	1,023	(2,973)
Other	(163)	114	(164)	54

	$(411)	$(339)	$119	$(1,508)

Note 9 — Income Taxes

Income taxes were a benefit of $29.9 million and an expense of $17.6 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, income taxes were a benefit of $23.0 million and an expense of $25.3 million, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or recoveries related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for interest amounted to $16.6 million and $13.0 million for the three months ended June 30, 2006 and 2005, respectively, and $31.4 million and $25.1 million for the six months ended June 30, 2006 and 2005, respectively. In addition, for the three and six months ended June 30, 2006, the Company recorded a tax benefit of $43.0 million resulting from the reversal of certain contingent tax liabilities which were no longer deemed necessary as the relevant statutes of limitations period had lapsed.

The Company has recorded accruals to cover certain currently unresolved tax issues (both U.S. and foreign). Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions. At December 31, 2005 accruals to cover contingent liabilities aggregated approximately $920.5 million. Such accruals reflect additional interest and penalties that may become payable in respect to the contingent liabilities.

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

Note 10 — Disputes, Investigations and Legal Proceedings with Former Executive Officers and Directors

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and other professional fees as summarized in the following table.

	Three Months Ended		Six Months Ended		Incurred Since
	June 30,		June 30,		Inception through
	2006	2005	2006	2005	June 30, 2006(5)
	(In thousands)

Special Committee’s work(1)	$502	$4,373	$1,442	$11,072	$54,165
Litigation costs(2)	3,362	1,432	4,204	2,738	24,773
Indemnification fees and costs(3)	1,960	4,613	8,206	8,620	51,195
Recoveries(4)	—	—	—	—	(32,375)

	$5,824	$10,418	$13,852	$22,430	$97,758

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation. Litigation costs include $3.5 million paid to Tweedy Browne Company, LLC in May 2006, in settlement for legal fees related to matters investigated by the Special Committee. The three months ended June 30, 2006 include the positive impact of changes in previously recorded accruals for estimated litigation costs.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	Represents recoveries directly resulting from the Special Committee’s activities including approximately $30.3 million in a settlement with Torys LLP and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million in 2004 and 2003, respectively.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.

Note 11 — Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$407	$516	$3	$3
Interest cost	4,594	4,299	340	321
Expected return on plan assets	(6,161)	(5,204)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	51	47	—	—
Amortization of net (gain) loss	619	777	(25)	(52)

Net periodic cost (income)	$(462)	$463	$318	$272

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Six Months Ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$909	$1,038	$9	$7
Interest cost	9,335	8,647	672	645
Expected return on plan assets	(12,618)	(10,468)	—	—
Amortization of transition obligation	56	56	—	—
Amortization of prior service cost	100	94	—	—
Amortization of net (gain) loss	1,244	1,562	(51)	(105)

Net periodic cost (income)	$(974)	$929	$630	$547

(b)	Employer Contributions

Defined Benefit Plans

For the six months ended June 30, 2006, an aggregate of $1.1 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed a total of $6.1 million to fund its defined benefit pension plans in 2005 and expects to contribute approximately $3.1 million in 2006.

Defined Contribution Plans

For the six months ended June 30, 2006, $2.5 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2006. The Company contributed approximately $2.5 million to its domestic defined contribution plans in 2005.

Post-Retirement Plans

For the six months ended June 30, 2006, $1.5 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed a total of $2.4 million to fund its post-retirement plans in 2005 and expects to contribute approximately $2.6 million in 2006.

Note 12 — Commitments and Contingencies

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

As discussed in Note 10, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed discussion of these legal proceedings, see “Item 3 — Legal Proceedings” of the Company’s 2005 10-K.

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party administrator. At June 30, 2006, letters of credit in the amount of $9.6 million were outstanding for which the Company maintained compensating deposits with the issuer of $7.3 million.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 13 — Subsequent Events

(a) In relation to the previously discussed authorized stock repurchase programs, from July 1, 2006 through July 31, 2006, the Company purchased approximately 2.8 million shares for approximately $22.6 million, including related transaction fees. See Note 3.

(b) On July 13, 2006, Stanley M. Beck and Randall C. Benson submitted their resignations from the Company’s Board of Directors. Mr. Beck is the Chairman of the Board of Directors of Hollinger Inc., of which Mr. Benson is the Chief Restructuring Officer and also a director.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest and the fourth quarter being the highest. The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenue for the six months ended June 30, 2006. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

Approximately 20% of the Company’s consolidated revenue for the six months ended June 30, 2006 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 42% of the Company’s total operating costs for the six months ended June 30, 2006. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 13% of the Company’s total operating costs for the six months ended June 30, 2006. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2006

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to $8.7 million for the six months ended June 30, 2006 (and an additional $2.3 million in severance not related directly to the reorganization) of which $1.2 million and $1.1 million are reflected in Sun-Times News Group and the Investment and Corporate Group results of operations, respectively, are included in “Compensation” expenses in the accompanying Condensed Consolidated Statement of Operations and are included in the Sun-Times News Group operating segment. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of June 30, 2006, 160 employees had accepted voluntary termination and approximately 50 positions have been identified for involuntary separation to occur through December 31, 2006. The Company expects to achieve most of the remaining workforce reduction through attrition.

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets (“Canadian Newspaper Operations”), consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($18.2 million including interest and foreign exchange effects as of June 30, 2006). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $14.7 million, net of taxes, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the six month period ended June 30, 2006.

On March 15, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate value of $50.0 million of the Company’s common stock in the open market and privately negotiated transactions. The stock purchase program began following the filing of the 2005 10-K on March 31, 2006. As of May 5, 2006, the Company completed this program, purchasing an aggregate of approximately 6.2 million shares for approximately $50.0 million, including related transaction fees.

On April 27, 2006, the Company filed a Form S-8 registering shares to be issued under the 1999 Stock Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the Suspension Period would end on May 1, 2006 related to vested options under the Company’s stock incentive plans. Participants of the stock incentive plans whose employment had been terminated received 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment. During this period, current and former employees and Directors exercised approximately 1.4 million options and approximately 1.6 million options expired after the 30 day period. The shares related to options exercised were issued from the Company’s treasury stock.

On June 13, 2006, the shareholders approved the amendment of the Hollinger International Inc. Restated Certificate of Incorporation, changing the Company’s name to Sun-Times Media Group, Inc., which became effective on July 17, 2006. The Company’s stock symbol on the New York Stock Exchange changed from HLR to SVN.

On June 13, 2006, the Company announced that its Board of Directors authorized the repurchase of up to an aggregate value of $50.0 million of its common stock in the open market and privately negotiated transactions and additional purchases of common stock utilizing approximately $8.1 million of proceeds from the sale of Hollinger Digital LLC and $9.6 million of proceeds from stock options exercised in 2006. As of June 30, 2006, the Company has repurchased approximately 9.4 million shares for approximately $73.1 million, including related transaction fees.

On June 13, 2006, the Company announced Raymond G.H. Seitz was elected non-Executive Chairman of the Board of Directors. Gordon A. Paris, the previous Chairman, retained the position of President and Chief Executive Officer.

On July 13, 2006, Stanley M. Beck and Randall C. Benson submitted their resignations from the Company’s Board of Directors.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates in the six-month period ended June 30, 2006. For a discussion of these policies and estimates, refer to the Company’s 2005 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

General

During December 2005 and February 2006, the Company sold its Canadian Newspaper Operations. In this quarterly report, the Canadian Newspaper Operations are reported as discontinued operations. All amounts in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” relate to continuing operations, unless otherwise noted. See Note 7 to the condensed consolidated financial statements.

Earnings (Loss) from Continuing Operations

Earnings from continuing operations in the second quarter of 2006 amounted to $20.1 million, or $0.23 per share compared to a loss of $20.4 million in the second quarter of 2005, or $0.22 per share. The improvement in earnings from continuing operations in the second quarter of 2006 as compared to 2005 is largely due to a $47.6 million improvement in income taxes largely due to the reversal of certain contingent tax liabilities no longer deemed necessary amounting to $43.0 million. Excluding the impact of income taxes, the decrease in earnings from continuing operations for the quarter of $7.0 million is largely due to a decline in operating revenue of $10.3 million somewhat offset by lower costs of $4.6 million with respect to the Special Committee and its investigation and related litigation. Special Committee costs, which amounted to $5.8 million and $10.4 million during the three months ended June 30, 2006 and 2005, respectively, include: 1) costs and expenses arising from the Special Committee’s work; 2) legal and professional fees to defend the Company in litigation as a result of the Special Committee’s investigation; and 3) costs the Company has been required to advance to indemnified parties. See Note 10 to the condensed consolidated financial statements.

The loss from continuing operations for the six months ended June 30, 2006 was $6.4 million or $0.07 per share compared with a loss of $40.9 million or $0.45 per share for the six months ended June 30, 2005. The improvement in earnings from continuing operations in the first six months of 2006 as compared to 2005 is largely due to a $48.3 million improvement in income taxes largely due to the reversal of certain contingent tax liabilities no longer deemed necessary amounting to $43.0 million. Excluding the impact of income taxes, the decrease in earnings from continuing operations for the six month period of $13.8 million is largely due to a decline in operating revenue of $17.3 million and severance expense of $11.0 million recorded in 2006, of which $8.7 million relates to reorganization activities (See Note 4 to the Condensed Consolidated Financial Statements), somewhat offset by lower costs of $8.6 million with respect to the Special Committee and its investigation and related litigation and lower wages and benefit costs of $4.7 million. During the six month periods ended June 30, 2006 and 2005, such costs aggregated $13.9 million and $22.4 million, respectively. In addition, in the six months ended June 30, 2006, the Company recorded $8.7 million related to separation costs as part of its reorganization effort. See Note 4 to the condensed consolidated financial statements.

Operating Revenue and Operating Loss

Operating revenue and operating loss in the second quarter of 2006 were $107.4 million and $13.7 million, respectively, compared with operating revenue of $117.7 million and an operating loss of $4.2 million in the second quarter of 2005. The decrease in operating revenue of $10.3 million over the prior year is largely due to a $9.0 million decrease in advertising revenue reflecting particular weakness in automotive and entertainment sectors, lingering negative effects at the Chicago Sun-Times on pricing and volume related to lower reported circulation, largely attributable to the circulation misstatements in prior years, and temporary disruptions in sales efforts resulting from the reorganization and reassignment of customers and sales territories. In addition, the Company had lower circulation revenue of $1.2 million, and lower job printing and other revenue of $0.1 million in the second quarter. The $9.5 million increase in operating loss in the second quarter of 2006 is primarily due to the decreased revenue of $10.3 mentioned above, an expense to record an estimated liability for unclaimed property of $2.0 million ($1.4 million related to the state of Delaware), increased legal and professional fees of $3.3 million (largely audit and compliance related fees) and a write-off of fixed assets of $0.9 million, partially offset by lower costs incurred with respect to the Special Committee and related costs of $4.6 million, lower newsprint costs of $1.1 million, lower insurance costs of $0.5 million and lower bad debt expense of approximately $0.6 million.

Operating revenue and operating loss for the six months ended June 30, 2006 was $209.8 million and $38.0 million, respectively, compared with $227.1 million and $20.0 million, respectively, for the six months ended June 30, 2005. The $17.3 million decrease in revenue is due to lower advertising revenue of $14.1 million reflecting particular weakness in automotive and entertainment sectors, lingering negative effects at the Chicago Sun-Times on pricing and volume related to lower reported circulation, largely attributable to the circulation misstatements in prior years, and temporary disruptions in sales efforts resulting from the reorganization and reassignment of customers and sales territories. In addition, the Company had lower circulation revenue of $2.9 million, and lower job printing and other revenue of $0.3 million. The increase in operating loss of $18.0 million is largely due to the above mentioned decrease in revenue of $17.3 million, separation costs of $11.0 million including $8.7 million related to the Company’s reorganization program, increased legal and professional fees of $4.1 million (largely audit and compliance related fees), the $2.0 million expense to record an estimated liability for unclaimed property, a write-off of fixed assets of $0.9 million and increased stock based compensation costs of $0.6 million, partially offset by lower costs incurred with respect to the Special Committee of $8.6 million, lower insurance premiums of $1.4 million, decreases in wages and benefits of $1.4 million at the Sun-Times News Group and $2.4 million in the Corporate and Investment Group which is reflective of the transition of the finance function from Toronto to Chicago resulting in retention and duplicative costs in 2005, lower bad debt expense of $1.4 million and lower distribution and circulation costs of $1.6 million.

Operating Costs and Expenses

Total operating costs and expenses decreased by $0.8 million to $121.1 million for the three months ended June 30, 2006 from $121.9 million for the same period in 2005. Newsprint decreased by $1.1 million due to 19% lower consumption, largely offset by a 15% increase in average cost per metric ton. Other operating costs increased by $0.2 million, reflecting higher legal and professional fees (largely audit and compliance related fees) of $3.3 million, the previously mentioned expense to record an estimated liability for unclaimed property and the write-off of fixed assets of $0.9 million related to system development projects that have been cancelled, partially offset by lower Special Committee costs of $4.6 million, a decrease in bad debt expense of $0.6 million and lower insurance costs of $0.5 million, primarily directors and officers liability. For the six months ended June 30, 2006, operating costs and expenses increased by $0.7 million to $247.8 million from $247.1 million in 2005, largely due to higher stock-based compensation of $0.6 million, reorganization costs, including depreciation, of $9.3 million, non-reorganization separation costs of $2.3 million, the previously mentioned write-off of fixed assets of $0.9 million, the previously mentioned $2.0 million expense to record an estimated liability for unclaimed property and increased legal and professional fees (largely audit and compliance related fees) of $4.1 million, partially offset by the decrease in Special Committee costs of $8.6 million, lower newsprint costs of $1.1 million, lower benefits and wages, other than reorganization costs, of $1.4 million at the Sun-Times News Group and the Corporate and Investment Group of $2.4 million, and lower insurance premiums of $1.4 million.

Other Income (Expense)

Interest and dividend income for the three months ended June 30, 2006 was $4.5 million compared with $3.1 million for the same period in 2005 and $8.7 million compared with $7.5 million for the six months ended June 30, 2006 and 2005, respectively. These increases are largely due to increased average cash and short-term investment balances due to proceeds from the sale of the Canadian Newspaper Operations and legal settlements in late 2005, partially offset by the repurchase of common stock in the second quarter of 2006.

Other income (expense), net, in the second quarter of 2006 was an expense of $0.4 million compared to an expense of $0.3 million in the same period in 2005, with a decrease in gain on sale of investments of $3.2 million largely offset by lower foreign currency losses of $3.0 million. For the six months ended June 30, 2006, other income (expense) improved by $1.6 million to income of $0.1 million from an expense of $1.5 million in 2005. This improvement was due to a $4.0 million favorable variance in foreign currency gains (losses) and lower losses in equity of affiliates of $0.8 million, partially offset by a $3.2 million unfavorable variance in gain (loss) on sale of investments.

Income taxes were a benefit of $29.9 million and an expense of $17.6 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, income taxes were a benefit of $23.0 million and an expense of $25.3 million, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or recoveries related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for interest amounted to $16.6 million and $13.0 million for the three months ended June 30, 2006 and 2005, respectively, and $31.4 million and $25.1 million for the six months ended June 30, 2006 and 2005, respectively. In addition, for the three and six months ended June 30, 2006, the Company recorded a tax benefit of $43.0 million resulting from the reversal of certain contingent tax liabilities which were no longer deemed necessary.

SEGMENT RESULTS

The Company divides its business into one operating and two administrative segments: the Sun-Times News Group, the Canadian Administrative Group, and the Investment and Corporate Group.

A discussion of the results of operations of the Company by segment follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Operating revenue:
Sun-Times News Group	$107,391	$117,718	$209,815	$227,101

Total operating revenue	$107,391	$117,718	$209,815	$227,101

Operating income (loss):
Sun-Times News Group	$5,807	$17,041	$(1,007)	$25,179
Canadian Administrative Group	(1,191)	(1,635)	(1,362)	(2,734)
Investment and Corporate Group	(18,327)	(19,572)	(35,612)	(42,450)

Total operating loss	$(13,711)	$(4,166)	$(37,981)	$(20,005)

Sun-Times News Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Operating revenue:
Advertising	$83,620	$92,634	$162,509	$176,596
Circulation	20,915	22,079	41,894	44,767
Job printing and other	2,856	3,005	5,412	5,738

Total operating revenue	107,391	117,718	209,815	227,101

Operating costs and expenses:
Newsprint	15,988	17,085	32,144	33,544
Compensation	44,085	44,326	97,968	89,491
Other operating costs	33,524	31,709	64,850	64,161
Depreciation	5,025	4,492	10,217	9,009
Amortization	2,962	3,065	5,643	5,717

Total operating costs and expenses	101,584	100,677	210,822	201,922

Operating income (loss)	$5,807	$17,041	$(1,007)	$25,179

Advertising revenue was $83.6 million in the second quarter of 2006 compared with $92.6 million in the second quarter of 2005. The $9.0 million decrease in advertising revenue for the three months ended June 30, 2006 primarily reflects decreases in classified advertising of $5.1 million, retail advertising of $4.1 million and national advertising of $0.8 million, partially offset by increased internet advertising. Advertising revenue was $162.5 million for the six month period ended June 30, 2006, compared to $176.6 million for the same period in 2005. The $14.1 million decrease in advertising revenue primarily reflects decreases of $7.8 million in classified advertising, $6.3 million in retail advertising and $1.9 million in national advertising, partially offset by an increase in internet advertising. The automotive and entertainment sectors were particularly weak in the three and six months ended June 30, 2006.

Circulation revenue decreased by approximately $1.2 million to $20.9 million for the three months ended June 30, 2006 from $22.1 million for the three months ended June 30, 2005, largely due to lower home delivery revenue of $0.7 million, reflecting competitive discounting of subscription rates, and lower single copy revenue of $0.6 million. Circulation revenue was $41.9 million and $44.8 million for the six months ended June 30, 2006 and 2005, respectively, reflecting decreases of $1.3 million in lower single copy revenue and $1.2 million in home delivery revenue again reflective of the competitive discounting of subscription rates.

Newsprint expense in the second quarter of 2006 was $16.0 million compared with $17.1 million in the second quarter of 2005. Total newsprint consumption for the three month period ended June 30, 2006 decreased approximately 19%, with the average cost per metric ton of newsprint approximately 15% higher in the quarter. Suppliers instituted newsprint increases of approximately $30 per metric ton during each of June and September 2005, and $25 per metric ton in February 2006. For the six months ended June 30, 2006 and 2005, newsprint expense was $32.1 million and $33.5 million, respectively. For the six months ended June 30, 2006, newsprint consumption decreased 16% and the average cost per metric ton increased approximately 15% compared to the same period in 2005. Declines in consumption reflect the volume declines and implementation of planned reductions in the size of certain newspapers.

Compensation costs decreased $0.2 million to $44.1 million in the second quarter of 2006 from $44.3 million in the second quarter of 2005 largely due to an adjustment reducing the estimated costs related to the reorganization program of $0.3 million and decreases in wage costs of $1.0 million, partially offset by additional severance costs of $0.9 million and increased benefit costs of $0.1 million, as a $0.7 million increase in workers’ compensation costs were largely offset by decreases in other benefit costs. For the six months ended June 30, 2006, compensation costs increased $8.5 million to $98.0 million from $89.5 million, compared to the same period in 2005, largely due to separation costs of $8.7 million related to the reorganization program, increased workers’ compensation costs of $0.8 million and non-reorganization severance costs of $1.2 million, partially offset by lower wage costs of $1.0 million and other benefit costs of $1.3 million. Annual wage increases were generally more than offset by lower headcount reflecting the reorganization effort and attrition .

Other operating costs were $33.5 million for the three months ended June 30, 2006, compared with $31.7 million for the same period in 2005, an increase of $1.8 million. The increase in other operating costs for the quarter was largely due to increased professional fees largely to support the reorganization effort of $1.1 million, a $0.9 million write-off of fixed assets related to system development projects that have been cancelled and increased advertising and marketing expense of $0.3 million, partially offset by lower bad debt expense of $0.6 million. For the six months ended June 30, 2006 other operating costs were $64.9 million, compared to $64.2 million for the same period in 2005, an increase of $0.7 million. This increase reflects increases in professional fees largely to support the reorganization effort of $1.4 million, the previously described $0.9 million write-off of fixed assets, increased insurance costs of $0.2 million, and advertising expense of $0.6 million, partially offset by lower bad debt expense of $1.4 million and lower distribution and circulation costs of $1.6 million.

Depreciation and amortization expense in the second quarter of 2006 was $8.0 million compared with $7.6 million in 2005. The $0.4 million increase in depreciation and amortization expense reflects incremental depreciation costs of $0.3 million related to a facility the Company expects to close in the fourth quarter of 2006. For the six months ended June 30, 2006, depreciation and amortization expense was $15.9 million, compared to $14.7 million for the same period in 2005. The increase of $1.1 million reflects the incremental depreciation costs of $0.6 million for the facility closing and $0.4 million of incremental depreciation related to information technology projects.

Operating income in the second quarter of 2006 totaled $5.8 million compared with an operating income of $17.0 million in the second quarter of 2005, a decline of $11.2 million. The decline primarily results from the lower revenue, the write-off of fixed assets and higher professional fees, partially offset by lower newsprint costs associated with the lower volume. For the six months ended June 30, 2006, the operating loss was $1.0 million compared with operating income of $25.2 million for the same period in 2005. The decrease of $26.2 million reflects the lower revenue, costs associated with the reorganization program, including incremental depreciation expense, the write-off of fixed assets and increased professional fees, partially offset by lower newsprint, bad debt expense and distribution and circulation costs.

Canadian Administrative Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Operating costs and expenses:
Compensation	$324	$512	$129	$1,009
Other operating costs	867	1,099	1,233	1,647
Depreciation	—	24	—	78

Total operating costs and expenses	1,191	1,635	1,362	2,734

Operating loss	$(1,191)	$(1,635)	$(1,362)	$(2,734)

The operating loss of the Canadian Administrative Group was $1.2 million in the second quarter of 2006 compared with an operating loss of $1.6 million in 2005, an improvement of $0.4 million. The improvement is largely due to lower pension and post-retirement expense in 2006 reflecting an improvement in expected returns on plan assets. See Note 11 to the condensed consolidated financial statements. For the six months ended June 30, 2006 operating loss was $1.4 million, compared to a loss of $2.7 million for the same period in 2005, an improvement of $1.4 million. Compensation costs decreased approximately $0.9 million due to an improvement in pension and post-retirement expense in 2006. The pension and post-retirement obligations largely relate to retired employees not assumed by the purchasers of the related businesses in prior years.

Investment and Corporate Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Operating costs and expenses:
Compensation	$2,940	$2,841	$5,854	$6,558
Other operating costs	15,320	16,674	29,627	35,656
Depreciation	67	57	131	236

Total operating costs and expenses	18,327	19,572	35,612	42,450

Operating loss	$(18,327)	$(19,572)	$(35,612)	$(42,450)

Operating costs and expenses of the Investment and Corporate Group were $18.3 million in the second quarter of 2006 compared with $19.6 million in 2005, a decrease of $1.2 million. The decrease in operating costs and expenses in the quarter is largely a result of the $4.6 million decrease related to the Special Committee investigation, and lower insurance costs of $0.6 million, partially offset by an increase in other legal and professional fees of $2.2 million, largely reflecting increases in internal and external audit and compliance activity and $2.0 million of expense related to an estimated liability for unclaimed property, of which $1.4 million relates to escheatment to the state of Delaware. The increase of $0.1 million in compensation is reflective of an increase in stock-based compensation of $0.4 million, increased severance expense of $0.7 million, partially offset by a $1.0 million reduction in wages and benefits, in part reflecting the elimination of duplicative personnel costs in 2005 related to the transition of the finance function from Toronto to Chicago. For the six months ended June 30, 2006, total operating costs and expenses decreased $6.8 million to $35.6 million for 2006 from $42.5 million in 2005. The decrease in other operating costs and expenses of $6.0 million is largely a result of the $8.6 million decrease related to the Special Committee investigation and lower insurance costs of $1.6 million, partially offset by an increase in other legal and professional fees of $2.7 million, largely reflecting increases in internal and external audit and compliance activity and the expense related to the estimated liability for unclaimed property. The decrease of

$0.7 million in compensation is in part reflective of duplicative personnel costs in 2005 related to the transition of the finance function from Toronto to Chicago, partially offset by an increase in stock-based compensation of $0.6 million and severance expense of $1.1 million.

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

The following table outlines the Company’s cash and cash equivalents, short-term investment and debt positions as of the dates indicated. Such amounts exclude escrow deposits and restricted cash of $31.0 million and $13.4 million at June 30, 2006 and December 31, 2005, respectively.

	June 30,	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents	$248,139	$198,388
Short-term investments	5,550	57,650

Total cash and cash equivalents and short-term investments	$253,689	$256,038

9% Senior Notes due 2010	$6,000	$6,000
Other debt	1,045	2,067

Total debt	$7,045	$8,067

Cash and cash equivalents and short-term investments decreased $2.3 million to $253.7 million at June 30, 2006 from $256.0 million at December 31, 2005. This decrease was primarily the result of $9.1 million in dividend payments, $8.3 million in income tax payments, the $71.5 million repurchase of common stock and the loss from continuing operations, largely offset by cash received from the sale of the remaining Canadian Newspaper Operations (net of restricted cash) of $79.9 million, $10.3 million of proceeds from stock options exercised and the proceeds from the sale of investments of $16.2 million.

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2006	2005
	(In thousands)

Income taxes payable and other tax liabilities	$583,163	$586,734
Deferred income taxes and other tax liabilities	402,195	360,524

	$985,358	$947,258

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

A substantial portion of the accruals to cover contingent liabilities for income taxes relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements. See “Recent Accounting Pronouncements.” The accruals to cover contingent tax liabilities also relate to management fees, “non- competition” payments and other items that have been deducted in arriving at taxable income that may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest from the dates such taxes would have been paid had the deductions not been taken, and the Company may be subject to penalties. The timing and amounts of any payments the Company may be required to make are uncertain although the Company is in the process of resolving a significant portion of the contingent liabilities with the relevant taxing authorities.

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

Cash Flows and Working Capital

Working capital consists of current assets less current liabilities. At June 30, 2006, working capital, excluding current debt obligations and restricted cash and escrow deposits and assets and liabilities of operations to be disposed of, was a deficiency of $347.7 million compared to a deficiency of $369.6 million at December 31, 2005. The $21.9 million improvement is primarily due to net proceeds and receivables from the sale of the remaining Canadian Newspaper Operations, $16.2 million in proceeds from the sale of investments, $10.3 million received from the exercise of stock options and lower accounts receivable of $12.3 million, partially offset by the repurchase of common stock of $71.5 million and a decrease in accounts payable and accrued expense of $27.0 million. Approximately $11.2 million of the reduction in accounts receivable and accounts payable and accrued expenses related to the resolution of certain bank overdraft amounts and offsetting receivables pertaining to operations sold in prior years and which were reversed in the second quarter of 2006.

Cash used in continuing operating activities was $29.6 million for the six months ended June 30, 2006, compared with $203.3 million used by continuing operating activities for the six month period ended June 30, 2005. The use of cash for the six months ended June 30, 2006 is largely due to the loss from continuing operations before income taxes. During the six months ended June 30, 2005, the use of cash as reflected in changes in working capital accounts, net was $179.4 million, principally due to income tax payments of $181.9 million. Loss from continuing operations improved by $34.5 million to a loss of $6.5 million for the six months ended June 30, 2006 compared to $40.9 million for the same period in 2005, largely due to a tax benefit resulting from the reversal of certain tax contingencies no longer deemed necessary of $43.0 million, offset by lower operating income from continuing operations of $18.0 million.

Cash provided by investing activities was $141.0 million in 2006 compared with $455.1 million in 2005. The cash provided in 2006 largely reflects the cash received of $79.9 million from the sale of the Canadian Newspaper Operations, the redemption of short-term investments of $52.1 million and proceeds of $16.2 million from the sale of investments. In 2005, the redemption of short-term investments, net of $462.2 million was used to fund a large portion of the special dividends and tax payments.

Cash used in financing activities was $75.3 million in 2006, compared to $518.8 million in 2005. Cash used in financing activities in 2006 largely reflects the repurchase of common stock of $71.5 million and dividends paid of $9.1 million, somewhat offset by the $10.3 million cash received from the exercise of stock options. In 2005, cash used in financing activities largely related to the repayment of 8.625% Senior Notes of $6.1 million and the payment of the dividends of $507.8 million.

Debt

Long-term debt, including the current portion, was $7.0 million at June 30, 2006 compared with $8.1 million at December 31, 2005.

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

Commercial Commitments and Contractual Obligations

Primarily in connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At June 30, 2006, letters of credit in the amount of $9.6 million were outstanding for which the Company maintained compensating balances with the issuer of $7.3 million.

Set out below is a summary of the amounts due and committed under contractual cash obligations at June 30, 2006 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	4 and 5 Years	5 Years
	(In thousands)

9% Senior Notes(1)	$6,000	$6,000	$—	$—	$—
Other long-term debt	1,045	966	79	—	—
Operating leases(2)	55,653	5,935	9,449	7,818	32,451

Total contractual cash obligations	$62,698	$12,901	$9,528	$7,818	$32,451

(1)	The Company intends to purchase the remaining outstanding 9% Senior Notes as they become available on the open market. Accordingly, the 9% Senior Notes have been reflected as a Current Liability in the accompanying Condensed Consolidated Balance Sheets.

(2)	Commitments as of December 31, 2005.

In addition to amounts committed under contractual cash obligations, the Company has also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of assets. The Company is also involved in various matters in litigation. For more information on the Company’s litigation and contingent obligations, see Notes 10 and 12 to the Company’s condensed consolidated financial statements herein.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 defines the threshold for the recognition and measurement of uncertain income tax positions in the financial statements (generally referred to as contingent tax liabilities by the Company) as the amount “more likely than not” to be sustained by the relevant taxing authority. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that FIN 48 will have on its financial position and results of operations and expects to adopt FIN 48 on January 1, 2007. However, due to the significance of the Company’s contingent tax liabilities and that the “more likely than not” criterion per FIN 48 is lower than that historically used by the Company, the adoption of FIN 48 may have a material impact on the Company’s financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Newsprint.  Newsprint expense amounted to $32.1 million in the first six months of 2006 and $33.5 million during the same period in 2005. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented newsprint price increases of $30 per metric ton in each of June and September 2005 and $25 per metric ton in February 2006. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distributing practices. Based on levels of usage during the six months ended June 30, 2006, a change in the price of newsprint of $50 per metric ton would have increased or decreased the loss from continuing operations before income taxes for the six months ended June 30, 2006 by approximately $1.4 million. The average price per metric ton of newsprint was approximately $665 for the six months ended June 30, 2006 versus approximately $580 for the same period in 2005.

Labor Relations.  As of June 30, 2006, approximately 35% of the Company’s employees are covered by collective bargaining agreements. Contracts covering approximately 26% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Sun-Times News Group’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At June 30, 2006, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the six months ended June 30, 2006, a $0.05 change in the Canadian dollar exchange rate 0.8783/Cdn. would affect the Company’s reported net loss for the six months ended June 30, 2006 by approximately $1.3 million largely related to income taxes.

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

During 2006, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of June 30, 2006, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2006.

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

During the six months ended June 30, 2006:

•	A significant reorganization of the Company’s operations was initiated, which includes a planned redesign of key operational processes in the Company.

•	An internal audit plan has been approved by the Audit Committee, and the execution has commenced.

•	A vice-president of information technology has been hired to oversee and restructure all areas of the Company’s information technology function. Certain key managers were also hired to enhance the capabilities and improve general controls within this function.

•	The Company engaged an outside service provider to perform an assessment of current anti-fraud activities and to review the methods of communication related to anti-fraud measures.

•	The Company’s Audit Committee was reconstituted and all three members of the Committee possess significant financial expertise.

•	A director of internal audit has been hired to oversee the internal audit function staffed by an outside service provider. This function reports directly to the Audit Committee.

•	The Company has chosen an outside provider to service its “whistleblower” hotline including internet based reporting and tracking capabilities. The Company expects to implement this hotline in the third quarter of 2006.

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

Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is a discussion of developments in the legal proceedings the Company has reported in its 2005 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2005 10-K.

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

Stockholder Class Actions

As previously reported in the 2005 10-K, in February and April 2004, three alleged stockholders of the Company initiated purported class action suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent accounting firm. The suit asserts claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty.

On June 28, 2006, the court issued its ruling on the motions to dismiss filed by the Company and other defendants. The court dismissed six of the eight claims filed, including claims relating to allegedly inflated circulation figures at the Chicago Sun-Times and claims filed under the Illinois securities laws. As to the two remaining claims, which are claims under the federal securities laws, the court allowed the plaintiffs to replead those claims as to additional named plaintiffs who purchased Company stock later than the existing named plaintiffs. If the plaintiffs do not replead adding such additional plaintiffs, the court will then address whether the remaining two claims should be dismissed as to any alleged misrepresentations or omissions after June 29, 2001, which is the date of the last purchase by the existing named plaintiffs.

Litigation Involving Controlling Stockholder, Senior Management and Directors

As previously reported in the 2005 10-K, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, and other former officers and directors. The Company’s second amended complaint seeks to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. In April 2005, Hollinger Inc. answered the Company’s second amended complaint without asserting any counterclaims against the Company.

On July 6, 2006, Hollinger Inc. filed a motion seeking permission to file a counterclaim against the Company. The proposed counterclaim alleges, among other things, fraud in connection with Hollinger Inc.’s 1995 sale to the Company of Hollinger Inc.’s interest in The Telegraph and Hollinger Inc.’s 1997 sale to the Company of certain of Hollinger Inc.’s Canadian assets. The Company is opposing Hollinger Inc.’s request and the Court has set a briefing schedule on the motion.

Tweedy Browne Litigation

As previously disclosed in the 2005 10-K, on December 3, 2003, Tweedy Browne Global Value Fund and Tweedy Browne (together, the “Tweedy Browne Plaintiffs”), stockholders of the Company, initiated an action against the Company in the Court of Chancery for the State of Delaware in and for Castle County to recover attorneys’ fees and costs in connection with informal inquiries and other investigations performed by and on behalf of the Tweedy Browne Plaintiffs concerning conduct that was subsequently investigated by the Special Committee.

In May 2006, the parties settled this action. The Company agreed to pay $3.5 million in attorneys’ fees to counsel for the Tweedy Browne Plaintiffs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2006, May 17, 2006 and June 13, 2006 the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate value of approximately $50.0 million, $17.8 million and $50.0 million, respectively, of the Company’s common stock in the open market and privately negotiated transactions. The stock purchase program began following the filing of the 2005 10-K. During the three months ended June 30, 2006, the Company completed the following repurchases of its Class A Common Stock.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share(1)	Programs	Programs(2)
				(In thousands)

4/1/06-4/30/06	3,829,600	$8.11	3,829,600	$18,852
5/1/06-5/31/06	4,762,100	$7.24	4,762,100	$699
6/1/06-6/30/06	776,900	$7.81	776,900	$44,615

(1)	Excluding related transaction fees.

(2)	Based on the aggregate value of authorized repurchase programs in effect as of the respective periods.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on June 13, 2006 in New York, New York. Of the 87,274,255 shares of common stock entitled to vote at the meeting, 70,550,760 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

1) The stockholders elected the following Directors to serve until the Company’s 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The votes were as follows:

	Votes in	Votes
Name of Director	Favor	Withheld

John F. Bard	205,150,032	310,728
Stanley M. Beck Q C	193,207,620	12,253,140
Randall C. Benson	193,206,620	12,254,140
Cyrus F. Freidheim Jr.	205,235,314	225,446
John M. O’Brien	205,149,255	311,505
Gordon A. Paris	197,571,627	7,889,133
Graham W. Savage	202,300,265	3,160,495
Raymond G.H. Seitz	205,414,401	46,359
Raymond S. Troubh	205,258,825	201,935

2) The stockholders approved the amendment of the Company’s Restated Certificate of Incorporation changing the Company’s name to Sun-Times Media Group, Inc. The votes were as follows:

Votes in Favor	Votes Against	Abstained

201,209,968	240,733	4,010,059

3) The stockholders approved the adoption of the Executive Cash Incentive Plan. The votes were as follows:

Votes in Favor	Votes Against	Abstained	Non-Vote

178,047,046	9,863,569	391,806	17,158,339

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005).
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Gordon A. Paris
Gordon A. Paris
President and Chief Executive Officer

Date: August 9, 2006

By:	/s/ Gregory A. Stoklosa
Gregory A. Stoklosa
Vice President and Chief Financial Officer

Date: August 9, 2006