Form 10-Q
period 2006-09-30
SUN-TIMES MEDIA GROUP INC
filed 2006-11-09
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-14164

SUN-TIMES MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 North Orleans Street, 10-S Chicago, Illinois (Address of principal executive offices)	60654 (Zip Code)

Registrant’s telephone number, including area code
(312) 321-2299

Former Address: 712 Fifth Avenue, New York, NY 10019
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

Large Accelerated Filer  ☑   Accelerated Filer  ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Class A Common Stock par value $.01 per share	64,994,088 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

SUN-TIMES MEDIA GROUP, INC.

		Page

PART I FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements (Unaudited)	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4	Controls and Procedures	33

PART II OTHER INFORMATION
Item 1	Legal Proceedings	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults Upon Senior Securities	37
Item 4	Submission of Matters to a Vote of Security Holders	37
Item 5	Other Information	37
Item 6	Exhibits	37
Signatures		39
Exhibits
Separation Agreement
Separation Agreement
Separation Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Amounts in thousands, except per share data)

Operating revenue:
Advertising	$76,371	$88,918	$238,880	$265,513
Circulation	19,845	21,577	61,739	66,344
Job printing	2,267	2,438	6,600	6,813
Other	568	657	1,647	2,021

Total operating revenue	99,051	113,590	308,866	340,691

Operating costs and expenses:
Newsprint	15,076	17,201	47,220	50,745
Compensation	48,086	47,920	152,037	144,978
Other operating costs	48,937	48,402	144,647	149,866
Depreciation	6,229	4,693	16,577	14,016
Amortization	3,141	3,203	8,784	8,920

Total operating costs and expenses	121,469	121,419	369,265	368,525

Operating loss	(22,418)	(7,829)	(60,399)	(27,834)

Other income (expense):
Interest expense	(168)	(80)	(507)	(596)
Amortization of deferred financing costs	(7)	(7)	(20)	(20)
Interest and dividend income	4,086	2,428	12,825	8,834
Other income (expense), net	474	(2,500)	593	(4,008)

Total other income (expense)	4,385	(159)	12,891	4,210

Loss from continuing operations before income taxes	(18,033)	(7,988)	(47,508)	(23,624)
Income tax expense (benefit)	16,832	2,771	(6,171)	28,077

Loss from continuing operations	(34,865)	(10,759)	(41,337)	(51,701)

Discontinued operations (net of income taxes):
Earnings from operations of business segment disposed of	—	1,635	199	8,526
Gain from disposal of business segment	—	—	15,165	—

Earnings from discontinued operations	—	1,635	15,364	8,526

Net loss	$(34,865)	$(9,124)	$(25,973)	$(43,175)

Basic and diluted loss per share:
Loss from continuing operations	$(0.43)	$(0.12)	$(0.48)	$(0.57)
Earnings from discontinued operations	$—	$0.02	$0.18	$0.09

Net loss	$(0.43)	$(0.10)	$(0.30)	$(0.48)

Weighted average shares outstanding	80,853	90,878	85,679	90,871

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Amounts in thousands)

Net loss	$(34,865)	$(9,124)	$(25,973)	$(43,175)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes	40	(23,107)	(30,496)	(17,500)
Unrealized gain (loss) on securities available for sale, net of income taxes	24	(99)	994	(3,355)
Adjustment of minimum pension liability, net of income taxes	1	(263)	(224)	(176)

Comprehensive loss	$(34,800)	$(32,593)	$(55,699)	$(64,206)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Amounts in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$205,246	$198,388
Short-term investments	—	57,650
Accounts receivable, net of allowance for doubtful accounts of $10,361 in 2006 and $11,756 in 2005	73,400	90,951
Inventories	13,954	12,600
Escrow deposits and restricted cash	31,358	13,350
Assets of operations to be disposed of	—	21,418
Other current assets	8,405	6,785

Total current assets	332,363	401,142
Loan to affiliates	32,526	29,284
Investments	6,464	23,037
Property, plant and equipment, net of accumulated depreciation of $133,808 in 2006 and $117,360 in 2005	182,505	194,354
Intangible assets, net of accumulated amortization of $42,205 in 2006 and $38,933 in 2005	93,724	96,981
Goodwill	124,372	124,104
Prepaid pension benefit	105,361	95,346
Non-current assets of operations to be disposed of	—	73,391
Other assets	27,983	27,689

Total assets	$905,298	$1,065,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$928	$7,148
Accounts payable and accrued expenses	97,899	125,007
Dividends payable	3,999	4,534
Amounts due to related parties	8,210	7,987
Income taxes payable and other tax liabilities	593,589	586,734
Liabilities of operations to be disposed of	—	12,531
Deferred revenue	10,915	11,684

Total current liabilities	715,540	755,625
Long-term debt, less current installments	6,050	919
Deferred income taxes and other tax liabilities	392,859	360,524
Non-current liabilities of operations to be disposed of	—	15,141
Other liabilities	112,877	102,970

Total liabilities	1,227,326	1,235,179

Stockholders’ deficit:
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 64,994,088 shares issued and outstanding, respectively, at September 30, 2006 and 88,008,022 and 75,687,055 shares issued and outstanding, respectively, at December 31, 2005	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	150	150
Additional paid-in capital	494,396	493,385
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(10,401)	20,095
Unrealized gain (loss) on marketable securities	174	(820)
Minimum pension liability adjustment	(19,001)	(18,777)
Accumulated deficit	(559,072)	(515,955)

	(92,874)	(21,042)
Class A common stock in treasury, at cost — 23,013,934 shares at September 30, 2006 and 12,320,967 shares at December 31, 2005	(229,154)	(148,809)

Total stockholders’ deficit	(322,028)	(169,851)

Total liabilities and stockholders’ deficit	$905,298	$1,065,328

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2006

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(Amounts in thousands)

Balance at December 31, 2005	$1,030	$493,385	$498	$(515,955)	$(148,809)	$(169,851)
Dividends declared, payable in cash — Class A and Class B, $0.15 per share	—	—	—	(12,678)	—	(12,678)
Stock-based compensation	—	1,367	—	—	—	1,367
Repurchase of common stock	—	—	—	—	(95,744)	(95,744)
Issuance of treasury stock in respect of stock options exercised and deferred stock units	—	(356)	—	(4,466)	15,399	10,577
Minimum pension liability adjustment	—	—	(224)	—	—	(224)
Foreign currency translation adjustment	—	—	(30,496)	—	—	(30,496)
Change in unrealized gain (loss) on securities, net	—	—	994	—	—	994
Net loss	—	—	—	(25,973)	—	(25,973)

Balance at September 30, 2006	$1,030	$494,396	$(29,228)	$(559,072)	$(229,154)	$(322,028)

See accompanying notes to condensed consolidated financial statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(Amounts in thousands)

Cash Flows From Continuing Operating Activities:
Net loss	$(25,973)	$(43,175)
Earnings from discontinued operations	(15,364)	(8,526)

Loss from continuing operations	(41,337)	(51,701)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	25,361	22,936
Other	6,097	5,879
Changes in working capital accounts, net	(36,707)	(181,744)

Cash used in continuing operating activities	(46,586)	(204,630)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(5,741)	(12,669)
Acquisition of investments and other non-current assets	(5,242)	(6,929)
Redemptions of short-term investments, net	57,650	474,650
Proceeds from the sale of newspaper operations, net of cash disposed	79,885	—
Proceeds from disposal of investments and other assets	18,237	4,549
Other	(50)	—

Cash provided by investing activities	144,739	459,601

Cash Flows From Financing Activities:
Repayment of debt	(1,160)	(6,198)
Changes in escrow deposits and restricted cash	(870)	(1,689)
Changes in borrowings with related parties	(4,519)	(4,996)
Dividends paid	(13,213)	(512,325)
Repurchase of common stock	(95,744)	—
Proceeds from stock options exercised	10,671	—
Other	(92)	—

Cash used in financing activities	(104,927)	(525,208)

Cash Flows From Discontinued Operations:
Operating cash flows	(387)	16,602
Investing cash flows	—	(4,475)
Financing cash flows	7,143	73,197

Net cash provided by discontinued operations	6,756	85,324

Effect of exchange rate changes on cash	6,876	1,793

Net increase (decrease) in cash and cash equivalents	6,858	(183,120)
Cash and cash equivalents at beginning of period	198,388	274,795

Cash and cash equivalents at end of period	$205,246	$91,675

Cash paid during the period for:
Interest	$406	$674

Taxes	$23,156	$182,470

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Sun-Times Media Group, Inc. (formerly “Hollinger International Inc.”) and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments, except as disclosed in Note 9 to these financial statements) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations, stockholders’ equity, other comprehensive income and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006 and amended on May 1, 2006 (the “2005 10-K”).

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular matters, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Note 2 — Principles of Presentation and Consolidation

At September 30, 2006, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 19.7% of the combined equity and approximately 70.1% of the combined voting power of the outstanding common stock of the Company. Due to matters discussed in the 2005 10-K, particularly “Risk Factors,” Hollinger Inc. is not able to exercise control over the Company.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

On May 17, 2006, the Company announced that its Board of Directors authorized the repurchase of common stock utilizing approximately $8.2 million of proceeds from the sale of Hollinger Digital LLC (see Note 7) and $9.6 million of proceeds from stock options exercised in 2006. In addition, on June 13, 2006 the Company announced that its Board of Directors had authorized an additional $50.0 million for the repurchase of common stock. Through September 30, 2006, the Company repurchased approximately 6.0 million shares for approximately $45.7 million, including related transaction fees, out of the $67.8 million authorized subsequent to the program announced on March 15, 2006.

The Company issued approximately 1.5 million shares of its treasury stock in respect of options exercised or shares issued in respect of deferred stock units (“DSU’s”) vesting through September 30, 2006. Proceeds received from the exercise of options were then used to repurchase Treasury Stock as discussed above.

	Number of Shares	Value
		(In thousands)

Common stock repurchases from January 1, 2006 through September 30, 2006	12,188,915	$95,744
Reissuance of treasury stock for stock-based awards	(1,495,948)	(15,399)

2006 common stock repurchases, net (through September 30, 2006)	10,692,967	$80,345

Note 4 — Reorganization Activities

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to $8.7 million for the nine months ended September 30, 2006 (and an additional $6.8 million in severance not related directly to the reorganization of which $1.6 million and $5.2 million are reflected in the Sun-Times News Group and the Investment and Corporate Group results of operations, respectively) are included in “Compensation” expenses in the accompanying Condensed Consolidated Statement of Operations and are included in the Sun-Times News Group operating segment. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of September 30, 2006, 160 employees had accepted voluntary termination and approximately 50 positions have been identified for involuntary termination to occur through December 31, 2006. The separation costs for these employees are included in the $8.7 million charge discussed above. The Company realized the remainder of the targeted workforce reduction through attrition.

Approximately $8.1 million of the $8.7 million total charges described above will be paid during 2006. The remaining $0.6 million is expected to be paid by December 31, 2007. Amounts to be paid in 2007 largely relate to certain involuntary terminations expected to occur in the fourth quarter of 2006 and the continuation of certain benefit coverage under the Company’s termination plan and practices. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at September 30, 2006.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

The following summarizes the termination benefits recorded and reconciles such charges to accrued expenses at September 30, 2006 (in thousands):

Charges for workforce reductions	$9,027
Reduction to expense(1)	(319)
Cash payments	(5,840)

Accrued expenses	$2,868

(1)	In the second quarter of 2006, the Company reduced its original restructuring estimate to reflect the placement of 10 employees, originally identified for termination, into other positions that were vacated through attrition.

Incremental depreciation expense of approximately $0.7 million and $1.3 million has also been recognized in the three and nine month periods ended September 30, 2006 related to the printing facility the Company expects to close during the fourth quarter of 2006. The additional depreciation is expected to reduce the net book value of the related assets (largely building and improvements) to their expected salvage or net fair values at the time of the expected closing.

In the third quarter of 2006, the Company announced the closing of its New York corporate office by the end of 2006 and will relocate its three remaining New York-based corporate functions to its Chicago headquarters. The move reflects the actions taken over the past two years which have established Sun-Times News Group (“STNG”) as the sole operating division of the Company, as well as the expected completion of the reorganization and consolidation of STNG in the fourth quarter of this year.

To help facilitate the relocation of the remaining New York-based corporate functions to the Chicago headquarters, the current Chief Executive Officer (“CEO”) will transition out of his role at the end of the year. The Board of Directors has commenced a search for a replacement CEO to be based in Chicago. In addition, the Company’s New York-based Vice President, General Counsel and Secretary will leave at the end of the year and be succeeded by the current Assistant General Counsel, who has been based in Chicago since January 2005. The Company recognized expenses related to the closing of the New York office for severance and benefits of $4.0 million and $4.7 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million of other costs for the three and nine months ended September 30, 2006.

Also in the third quarter, the Company developed a plan to close its printing plant, located in Gary, Indiana, in mid-2007 and move its printing operations to other STNG printing facilities in stages, beginning in late 2006. The Company has recognized a charge of approximately $0.1 million related to the facility and recorded incremental depreciation of approximately $0.7 million in the third quarter of 2006. Similar depreciation amounts are expected quarterly through June 2007. No significant separation costs are expected due to the closing.

Note 5 — Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), requiring that stock-based compensation payments, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. The Company elected to use the modified prospective transition method. Therefore, prior results were not restated. Under the modified prospective method, stock-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of adoption. The Company treats all stock-based awards as a single award for recognition and valuation purposes and recognizes compensation cost on a straight-line basis over the requisite service period.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

As a result of the adoption of SFAS No. 123R, the Company recognized pre-tax stock-based option compensation of $0.1 million expense and $0.5 million expense, or $nil and $0.01 per basic and diluted share for the three and nine months ended September 30, 2006, respectively, for the unvested portion of previously issued stock options that were outstanding at January 1, 2006, adjusted for the impact of estimated forfeitures. The Company recognized pre-tax stock-based compensation expense for options and DSU’s of $0.4 million and $1.4 million as a component of compensation costs for the three and nine months ended September 30, 2006, respectively.

If the Company had used the fair value-based method of accounting, net earnings and earnings per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts listed in the table below.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per
	share amounts)

Loss from continuing operations, as reported	$(10,759)	$(51,701)
Add: stock-based compensation expense, as reported	197	859
Deduct: pro forma stock-based compensation expense	(575)	(1,816)

Pro forma loss from continuing operations	$(11,137)	$(52,658)

Basic and diluted loss from continuing operations per share, as reported	$(0.12)	$(0.57)
Pro forma basic and diluted loss from continuing operations per share	$(0.12)	$(0.58)

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

Effective May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company’s SEC registration statement with respect to these shares would again become effective (the “Suspension Period”). The suspension did not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that are exercisable on the date of termination. Participants in the stock incentive plans whose employment had been terminated were provided with 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment. The extension of the exercise period constituted a modification of the awards, but did not affect, or extend, the contractual life of the options.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

On April 27, 2006, the Company filed with the SEC a Form S-8 registering shares to be issued under the 1999 Stock Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the Suspension Period would end on May 1, 2006 related to vested options under the Company’s stock incentive plans.

Stock option activity with respect to the Company’s stock option plans was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(Months)	(In thousands)

Options outstanding at December 31, 2005	4,211,580	$8.19
Options granted	—	$—
Options exercised	(1,472,907)	$(7.25)		$1,047

Options forfeited	(1,661,916)	$(9.04)
Options expired	(5,653)	$(6.87)
Other adjustments	15,316	$7.70

Options outstanding at September 30, 2006	1,086,420	$8.16	54	$—

Options exercisable at September 30, 2006	1,021,078	$8.25	52	$—

The fair value of stock options was estimated using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the remaining vesting period of such awards. As the Company has not granted any new stock options after 2003, the expense recognized for the three and nine months ended September 30, 2006 represents the service expense related to previously granted, unvested awards. At September 30, 2006, the Company had $0.1 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized through January 2007.

SFAS No. 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. As a result, stock compensation expense was reduced for estimated forfeitures expected prior to vesting. Estimated forfeitures are based on historical forfeiture rates and approximated 8%. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were included in pro forma stock compensation disclosures as they occurred.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and DSU’s granted to employees and directors using the intrinsic value-based method of accounting. Stock options granted to employees of The Ravelston Corporation Limited, the parent company of Hollinger, Inc., were accounted for in accordance with Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25”, using the fair-value based method and recorded as dividends in-kind.

Review of Past Stock Option Practices

The Company is conducting an investigation into stock option awards to executives and key employees through 2003, when the Company ceased granting stock options. The investigation is being conducted by the Special Committee of the Board of Directors. While the investigation is not yet complete, preliminary results indicate that the grant dates on some stock option awards were misdated between 1999 and 2002. Based upon the preliminary results, management believes that the amounts involved in these option awards will not have a material impact on the Company’s results of operations or financial position for the relevant periods. The Company has not

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

yet determined whether any of these instances of option misdating were intentional, which may also impact the determination as to whether restatement of affected prior year financial statements is required.

Deferred Stock Units

Pursuant to the 1999 Stock Plan, the Company issues DSU’s that are convertible into one share of Class A Common Stock at the holder’s option. The value of the DSU’s on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter. The DSU’s are reflected in the basic earnings per share computation upon vesting. As of September 30, 2006, 323,608 DSU’s are fully vested and the Company has approximately $2.2 million of unrecognized compensation cost related to non-vested DSU’s. All non-vested DSU’s have a contractual vesting period of four years and the remaining unrecognized compensation cost is expected to be recognized through 2009.

Non-vested DSU activity was as follows:

		Weighted-Average		Aggregate
	Number of	Grant Date	Weighted-Average	Intrinsic
	Units	Fair Value	Remaining Term	Value
			(Months)	(In thousands)

Unvested at December 31, 2005	357,000	$9.50
DSU’s granted	43,484	$7.59
DSU’s vested	(73,885)	$(9.15)		$676

DSU’s forfeited	(26,339)	$(10.01)

Unvested at September 30, 2006	300,260	$9.50	35	$1,976

Note 6 — Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share because dilutive securities are not used in the calculation if to do so would have been anti-dilutive. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and DSU’s at September 30, 2006 and 2005, was approximately 1.4 million and 4.6 million, respectively.

The following tables reconcile the numerator and denominator for the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(34,865)	80,853	$(0.43)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(34,865)	80,853	$(0.43)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Three Months Ended September 30, 2005
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(10,759)	90,878	$(0.12)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(10,759)	90,878	$(0.12)

	Nine Months Ended September 30, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(41,337)	85,679	$(0.48)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(41,337)	85,679	$(0.48)

	Nine Months Ended September 30, 2005
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(51,701)	90,871	$(0.57)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(51,701)	90,871	$(0.57)

Note 7 — Segment Information, Discontinued Operations and Dispositions

The Company operates principally in the business of publishing, printing and distributing newspapers and magazines. The Sun-Times News Group includes the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Company’s business is organized and managed within a single operating segment, the Sun-Times News Group. In addition, the Company’s operating performance, results of operations and financial condition have been, and may in the future be, materially affected by two administrative functions, the Canadian Administrative Group and the Investment and Corporate Group. In particular, significant legal fees and other investigation and compliance related expenses are reflected in the administrative functions.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($18.4 million including interest and currency translation adjustments as of September 30, 2006). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $14.7 million, net of taxes, which is included in “Gain from disposal of business segment” in the Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2006. For the one month ended January 31, 2006 and the nine months ended September 30, 2005, revenue for the disposal group was $5.6 million and $72.6 million, respectively, and income before taxes and minority interest was $0.2 million and $15.7 million, respectively.

In the second quarter of 2006, the Company recorded an additional gain of $0.5 million, net of taxes, on the sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”) largely related to additional tax losses surrendered to the purchaser.

The Company has reflected the Canadian operating assets sold on December 19, 2005 and February 6, 2006, representing substantially all of the remaining Canadian newspaper assets, or the “Canadian Newspaper Operations”, as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Remaining administrative activities and assets and liabilities, largely related to pension, post-employment and post-retirement plans, are presented in continuing operations under the “Canadian Administrative Group” function.

In May 2006, the Company received $8.2 million from the sale of Hollinger Digital LLC and received $1.7 million in July 2006 from sales of additional investments identified in the agreement. The Company also may receive up to an additional $1.0 million in the future if certain conditions are satisfied. The Hollinger Digital LLC transaction resulted in a pre-tax gain of approximately $0.3 million and a pretax loss of $0.3 million for the three and nine months ended September 30, 2006, respectively, which is included in “Other income (expense)” in the Condensed Consolidated Statements of Operations.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

The following is a summary of the segmented financial data of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sun-Times News Group	2006	2005	2006	2005
	(In thousands)

Operating revenue:
Advertising	$76,371	$88,918	$238,880	$265,513
Circulation	19,845	21,577	61,739	66,344
Job printing and other	2,835	3,095	8,247	8,834

Total operating revenue	99,051	113,590	308,866	340,691

Operating costs and expenses:
Newsprint	15,076	17,201	47,220	50,745
Compensation	43,173	44,069	141,141	133,560
Other operating costs	33,117	32,654	97,967	96,815
Depreciation	6,041	4,595	16,258	13,604
Amortization	3,141	3,203	8,784	8,920

Total operating costs and expenses	100,548	101,722	311,370	303,644

Segment operating income (loss)	(1,497)	11,868	(2,504)	37,047
Administrative groups operating loss	(20,921)	(19,697)	(57,895)	(64,881)

Consolidated operating loss	$(22,418)	$(7,829)	$(60,399)	$(27,834)

Equity in loss of affiliates	$(52)	$(75)	$(169)	$(1,030)
Total assets			$494,897	$524,177
Capital expenditures			$5,725	$12,416

Note 8 — Other Income (Expense), Net

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Equity in losses of affiliates	$(52)	$(75)	$(169)	$(1,030)
Legal settlement	—	(800)	—	(800)
Gain (loss) on sale of investments	548	—	(75)	2,549
Foreign currency gains (losses), net	(20)	(1,660)	1,003	(4,634)
Other	(2)	35	(166)	(93)

	$474	$(2,500)	$593	$(4,008)

Note 9 — Income Taxes

Income taxes were an expense of $16.8 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, income taxes were a benefit of $6.2 million and an expense of $28.1 million, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or recoveries related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for interest

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

amounted to $18.7 million and $13.8 million for the three months ended September 30, 2006 and 2005, respectively, and $50.1 million and $38.9 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, for the three and nine months ended September 30, 2006, the Company recorded a tax benefit of $0.2 million and $43.2 million, respectively, resulting from the reversal of certain contingent tax liabilities which were no longer deemed necessary as the relevant statute of limitations periods had lapsed. During the three months ended September 30, 2006, the Company recorded a provision of $3.5 million for additional tax contingencies.

The Company has recorded accruals to cover certain currently unresolved tax issues (both U.S. and foreign). Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions. At December 31, 2005 accruals to cover contingent liabilities aggregated approximately $920.5 million. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary.

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

Note 10 — Disputes, Investigations and Legal Proceedings with Former Executive Officers and Directors

The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation by the Special Committee and related litigation involving Conrad M. Black (“Black”) and others are reflected in “Other operating costs” in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and other professional fees as summarized in the following table.

			Nine Months
	Three Months Ended		Ended		Incurred Since
	September 30,		September 30,		Inception through
	2006	2005	2006	2005	September 30, 2006(5)
	(In thousands)

Special Committee’s work(1)	$1,633	$4,749	$3,076	$15,821	$55,798
Litigation costs(2)	896	976	5,100	3,714	25,669
Indemnification fees and costs(3)	4,216	3,662	12,422	12,282	55,411
Recoveries(4)	—	—	—	—	(32,375)

	$6,745	$9,387	$20,598	$31,817	$104,503

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware litigation. Litigation costs include $3.5 million paid to Tweedy Browne Company, LLC in May 2006, in settlement for legal fees related to matters investigated by the Special Committee.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation largely brought by the Company.

(4)	Represents recoveries directly resulting from the Special Committee’s activities including approximately $30.3 million in a settlement with Torys LLP and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million in 2004 and 2003, respectively.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.

Note 11 — Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$413	$529	$5	$9
Interest cost	4,543	4,410	341	339
Expected return on plan assets	(6,164)	(5,346)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	49	48	—	—
Amortization of net (gain) loss	641	793	(26)	(55)

Net periodic cost (income)	$(490)	$462	$320	$293

	Nine Months Ended September 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$1,322	$1,567	$14	$16
Interest cost	13,878	13,057	1,013	984
Expected return on plan assets	(18,782)	(15,814)	—	—
Amortization of transition obligation	84	84	—	—
Amortization of prior service cost	149	142	—	—
Amortization of net (gain) loss	1,885	2,355	(77)	(160)

Net periodic cost (income)	$(1,464)	$1,391	$950	$840

(b)	Employer Contributions

Defined Benefit Plans

For the nine months ended September 30, 2006, an aggregate of approximately $1.6 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed approximately $6.1 million to fund its defined benefit pension plans in 2005 and expects to contribute approximately $3.0 million in 2006.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Defined Contribution Plans

For the nine months ended September 30, 2006, approximately $2.6 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2006. The Company contributed approximately $2.5 million to its domestic defined contribution plans in 2005.

Post-Retirement Plans

For the nine months ended September 30, 2006, approximately $1.8 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed approximately $2.4 million to fund its post-retirement plans in 2005 and expects to contribute approximately $2.4 million in 2006.

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

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party administrator. At September 30, 2006, letters of credit in the amount of $9.6 million were outstanding for which the Company maintained compensating deposits with the issuer of $7.3 million.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company’s advertising revenue experiences seasonality with the first quarter typically being the lowest. Due to the recent decreasing revenue trend, advertising revenue for the third quarter of 2006 is lower than advertising revenue for the first quarter of 2006. The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenue for the nine months ended September 30, 2006. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

Approximately 20% of the Company’s consolidated revenue for the nine months ended September 30, 2006 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are compensation and newsprint. Compensation expense, which includes benefits, was approximately 41% of the Company’s total operating costs for the nine months ended September 30, 2006. Compensation costs are recognized as employment services are rendered. Newsprint costs represented approximately 13% of the Company’s total operating costs for the nine months ended September 30, 2006. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2006

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such Sun-Times News Group costs, amounting to $8.7 million for the nine months ended September 30, 2006 (and an additional $6.8 million in severance not related directly to the reorganization of which $1.6 million and $5.2 million are reflected in the Sun-Times News Group and the Investment and Corporate Group results of operations, respectively) are included in “Compensation” expenses in the accompanying Condensed Consolidated Statement of Operations. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of September 30, 2006, 160 employees had accepted voluntary termination and approximately 50 positions have been identified for involuntary separation to occur through December 31, 2006. The Company realized the remainder of the targeted workforce reduction through attrition.

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets (“Canadian Newspaper Operations”), consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($18.4 million including interest and foreign exchange effects as of September 30, 2006). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest GlobalCommunications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $14.7 million, net of taxes, which is included in “Gain from disposal of business segment” in the Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2006.

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

On April 27, 2006, the Company filed with the SEC a Form S-8 registering shares to be issued under the 1999 Stock Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the suspension of option exercises that had been in effect since May 1, 2004 (the “Suspension Period”) would end on May 1, 2006 related to vested options under the Company’s stock incentive plans. Participants of the stock incentive plans whose employment had been terminated received 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment. During this period, current and former employees and Directors exercised approximately 1.4 million options and approximately 1.6 million options expired after the 30 day period. The shares related to options exercised were issued from the Company’s treasury stock.

On May 17, 2006, the Company announced that its Board of Directors authorized the repurchase of common stock utilizing approximately $8.2 million of proceeds from the sale of Hollinger Digital LLC (see Note 7) and $9.6 million of proceeds from stock options exercised in 2006. In addition, on June 13, 2006 the Company announced that its Board of Directors had authorized an additional $50.0 million for the repurchase of common stock. Through September 30, 2006, the Company repurchased approximately 6.0 million shares for approximately $45.7 million, including related transaction fees, out of the $67.8 million authorized subsequent to the program announced on March 15, 2006.

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

On July 13, 2006, Stanley M. Beck and Randall C. Benson submitted their resignations from the Company’s Board of Directors.

On September 13, 2006, the Company announced that it intends to close its New York corporate office by the end of 2006 and will relocate its three remaining New York-based corporate functions to its Chicago headquarters. The move reflects the actions taken over the past two years which have established Sun-Times News Group (“STNG”) as the sole operating division of the Company, as well as the expected completion of the reorganization and consolidation of STNG in the fourth quarter of this year. The current Chief Executive Officer (“CEO”) will transition out of his role at the end of the year. The Board of Directors has commenced a search for a CEO to be based in Chicago. Along with the CEO, the Company’s New York-based Vice President, General Counsel and Secretary will leave at the end of the year and be succeeded by the current Assistant General Counsel, who has been based in Chicago since January 2005. See Note 4 to the condensed consolidated financial statements.

Newspaper print advertising declined approximately 9.7% during the third quarter and 6.7% for the nine months ended September 30, 2006 for the greater Chicago market versus the comparable periods in 2005.

Advertising revenue for the Sun-Times News Group declined approximately 14.1% and 10.0% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Based on these market conditions and the potential of these negative trends continuing, the Company is considering a range of options to address the resulting significant shortfall in performance and cash flow, including a review of the Company’s dividend policy.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates in the nine month period ended September 30, 2006. For a discussion of these policies and estimates, refer to the Company’s 2005 10-K.

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

Loss from Continuing Operations

Loss from continuing operations in the third quarter of 2006 amounted to $34.9 million, or $0.43 per share, compared to a loss of $10.8 million in the third quarter of 2005, or $0.12 per share. The increase in loss from continuing operations for the quarter of $24.1 million is largely due to a decline in operating revenue of $14.5 million, increases in professional fees of $3.9 million and severance expense of $4.6 million, somewhat offset by lower costs of $2.6 million with respect to the Special Committee and its investigation and related litigation. Special Committee costs, which amounted to $6.7 million and $9.4 million during the three months ended September 30, 2006 and 2005, respectively, include: 1) costs and expenses arising from the Special Committee’s work; 2) legal and professional fees to defend the Company in litigation as a result of the Special Committee’s investigation; and 3) costs the Company has been required to advance to indemnified parties. See Note 10 to the condensed consolidated financial statements.

The loss from continuing operations for the nine months ended September 30, 2006 was $41.3 million, or $0.48 per share, compared with a loss of $51.7 million or $0.57 per share for the nine months ended September 30, 2005. The reduction of loss from continuing operations in the first nine months of 2006 as compared to 2005 is largely due to a $34.2 million reduction in income tax expense principally resulting from the reversal of certain contingent tax liabilities no longer deemed necessary amounting to $43.2 million, lower costs of $11.2 million with respect to the Special Committee and its investigation and related litigation, lower newsprint costs of $3.5 million and improved total other income (expense) of $8.7 million, largely offset by a decline in operating revenue of $31.8 million and severance expense of $15.5 million recorded in 2006, of which $8.7 million relates to reorganization activities (see Note 4 to the condensed consolidated financial statements). During the nine month periods ended September 30, 2006 and 2005, Special Committee and related litigation costs aggregated $20.6 million and $31.8 million, respectively.

Operating Revenue and Operating Loss

Operating revenue and operating loss in the third quarter of 2006 were $99.1 million and $22.4 million, respectively, compared with operating revenue of $113.6 million and an operating loss of $7.8 million in the third quarter of 2005. The decrease in operating revenue of $14.5 million compared with the prior year is largely due to a $12.5 million decrease in advertising revenue reflecting particular weakness in automotive and entertainment sectors, temporary disruptions in sales efforts resulting from the reorganization and reassignment of customers and sales territories and the lingering negative effects at the Chicago Sun-Times on pricing and volume related to lower reported circulation, largely attributable to the circulation misstatements in prior years. In addition, the Company had lower circulation revenue of $1.7 million, and lower job printing and other revenue of $0.3 million in the third quarter. Slightly more than one-half of the circulation revenue decline is attributable to the Chicago Sun-Times.

The $14.6 million increase in operating loss in the third quarter of 2006 is primarily due to the decreased revenue described above and increased legal and professional fees of $3.9 million (largely internal audit and compliance related fees) and increased severance costs of $4.6 million, partially offset by lower costs incurred with respect to Special Committee and related litigation activities of $2.6 million, lower newsprint costs of $2.1 million, and lower wages and benefit costs of $4.3 million.

Operating revenue and operating loss for the nine months ended September 30, 2006 were $308.9 million and $60.4 million, respectively, compared with $340.7 million and $27.8 million, respectively, for the nine months ended September 30, 2005. The $31.8 million decrease in total revenue is due to lower advertising revenue of $26.6 million reflecting particular weakness in automotive and entertainment sectors, temporary disruptions in sales efforts resulting from the reorganization and reassignment of customers and sales territories and the lingering negative effects at the Chicago Sun-Times on pricing and volume related to lower reported circulation, largely attributable to the circulation misstatements in prior years. In addition, the Company had lower circulation revenue of $4.6 million, and lower job printing and other revenue of $0.6 million. Slightly more than one-half of the circulation revenue decline is attributable to the Chicago Sun-Times.

The increase in operating loss for the three months ended September 30, 2006 of $32.6 million is largely due to the above mentioned decrease in total revenue. Also reflected in the higher operating loss are increased separation costs of $15.5 million including $8.7 million related to the Company’s reorganization program, increased legal and professional fees of $7.5 million (largely internal audit and compliance related fees) and a $2.0 million expense to record an estimated liability for unclaimed property. These increases in expenses were partially offset by lower costs incurred with respect to the Special Committee and related litigation of $11.2 million, lower insurance premiums of $1.8 million, decreases in wages and benefits of $2.8 million at the Sun-Times News Group and $4.1 million in the Corporate and Investment Group reflective of the transition of the finance function from Toronto to Chicago resulting in retention and duplicative costs in 2005, lower newsprint costs of $3.5 million.

Operating Costs and Expenses

Total operating costs and expenses increased by $0.1 million to $121.5 million for the three months ended September 30, 2006 from $121.4 million for the same period in 2005. Newsprint decreased by $2.1 million due to 22% lower consumption, largely offset by a 13% increase in average cost per metric ton. Other operating costs increased by $0.5 million, reflecting higher legal and professional fees (largely internal audit and compliance related fees) of $3.9 million, partially offset by lower Special Committee and related litigation costs of $2.6 million, a decrease in bad debt expense of $0.6 million and lower insurance costs of $0.3 million, primarily directors and officers liability. Depreciation and amortization expense increased $1.5 million to $9.4 million in the third quarter of 2006 compared to $7.9 million in the same period in 2005 largely due to incremental depreciation related to the scheduled closing of two printing plants.

For the nine months ended September 30, 2006, total operating costs and expenses increased by $0.7 million to $369.3 million from $368.5 million in 2005, largely due to higher stock-based compensation of $0.5 million, reorganization costs of $8.7 million, non-reorganization separation costs of $6.8 million, increased marketing and advertising expense of $1.1 million, the write-off of fixed assets of $0.9 million, $2.0 million expense to record an estimated liability for unclaimed property, depreciation and amortization expense of $2.4 million, largely due to the closings mentioned above and increased legal and professional fees (largely internal audit and compliance related fees) of $7.5 million, partially offset by the decrease in Special Committee and related litigation costs of $11.2 million, lower newsprint costs of $3.5 million, lower bad debt expense of $2.1 million, lower distribution and circulation costs of $1.8 million, lower benefits and wages, other than reorganization costs, of $2.8 million for the Sun-Times News Group, $2.1 million for the Canadian Administration Group and $4.1 million for the Corporate and Investment Group, and lower insurance premiums of $1.8 million.

Other Income (Expense)

Interest and dividend income for the three months ended September 30, 2006 was $4.1 million compared with $2.4 million for the same period in 2005. The $1.7 million increase in the third quarter of 2006 compared to the same period in 2005 is largely due to increased cash and cash-equivalent balances from investment of the proceeds from the sale of the Canadian Newspaper operations in late 2005 and early 2006 and increases in interest rates. For the nine months ended September 30, 2006, interest and dividend income was $12.8 million, compared with $8.8 million for the same period in 2005. The $4.0 million increase is reflective of the higher cash and cash-equivalent balances and increases in interest rates previously mentioned.

Other income (expense), net, in the third quarter of 2006 was income of $0.5 million compared to an expense of $2.5 million in the same period in 2005, with an improvement in legal settlements of $0.8 million and lower foreign currency losses of $1.6 million. For the nine months ended September 30, 2006, other income (expense) improved by $4.6 million to income of $0.6 million from an expense of $4.0 million in 2005. This $4.6 million improvement was due to a $5.6 million favorable variance in foreign currency gains (losses), an improvement in legal settlements of $0.8 million and lower losses in equity of affiliates of $0.9 million, partially offset by a $2.6 million unfavorable variance in gain (loss) on sale of investments compared to 2005.

Income Taxes

Income tax expense was $16.8 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, income taxes were a benefit of $6.2 million and an expense of $28.1 million, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or recoveries related to contingent liabilities. Such provisions and recoveries include interest the Company may be required to pay in various tax jurisdictions in respect of the contingent liabilities. Provisions for interest amounted to $18.7 million and $13.8 million for the three months ended September 30, 2006 and 2005, respectively, and $50.1 million and $38.9 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, for the three and nine months ended September 30, 2006, the Company recorded a tax benefit of $0.2 million and $43.2 million, respectively, resulting from the reversal of the accruals for certain contingent tax liabilities which were no longer deemed necessary. During the three months ended September 30, 2006, the Company recorded a provision of $3.5 million for additional tax contingencies.

SEGMENT RESULTS

The Company’s business is organized and managed within a single operating segment, the Sun-Times News Group. In addition, the Company’s operating performance, results of operations and financial condition have been, and may in the future be, materially affected by its two administrative functions, the Canadian Administrative Group and the Investment and Corporate Group. In particular, significant legal fees and other investigation and compliance related expenses are reflected in the administrative groups. Therefore, the Company has provided segment information, where applicable, for its single operating segment as well as selected information for its two administrative functions.

Sun-Times News Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Operating revenue:
Advertising	$76,371	$88,918	$238,880	$265,513
Circulation	19,845	21,577	61,739	66,344
Job printing and other	2,835	3,095	8,247	8,834

Total operating revenue	99,051	113,590	308,866	340,691

Operating costs and expenses:
Newsprint	15,076	17,201	47,220	50,745
Compensation	43,173	44,069	141,141	133,560
Other operating costs	33,117	32,654	97,967	96,815
Depreciation	6,041	4,595	16,258	13,604
Amortization	3,141	3,203	8,784	8,920

Total operating costs and expenses	100,548	101,722	311,370	303,644

Operating income (loss)	$(1,497)	$11,868	$(2,504)	$37,047

Advertising revenue was $76.4 million in the third quarter of 2006 compared with $88.9 million in the third quarter of 2005. The $12.5 million decrease in advertising revenue for the three months ended September 30, 2006 primarily reflects decreases in classified advertising of $6.3 million, retail advertising of $4.1 million and national advertising of $3.5 million, partially offset by increased internet advertising. Advertising revenue was $238.9 million for the nine month period ended September 30, 2006, compared to $265.5 million for the same period in 2005. The $26.6 million decrease in advertising revenue primarily reflects decreases of $14.0 million in classified advertising, $10.4 million in retail advertising and $5.4 million in national advertising, partially offset by an increase in internet advertising. The automotive and entertainment sectors were particularly weak in the three and nine months ended September 30, 2006.

Circulation revenue decreased by approximately $1.7 million to $19.8 million for the three months ended September 30, 2006 from $21.6 million for the three months ended September 30, 2005, largely due to lower home delivery revenue of $1.2 million, reflecting competitive discounting of subscription rates, and lower single copy revenue of $0.5 million. Circulation revenue was $61.7 million and $66.3 million for the nine months ended September 30, 2006 and 2005, respectively, reflecting decreases of $2.2 million in lower single copy revenue and $2.4 million in home delivery revenue, again reflective of the competitive discounting of subscription rates. Slightly more than one-half of the circulation revenue decline is attributable to the Chicago Sun-Times.

Newsprint expense in the third quarter of 2006 was $15.1 million compared with $17.2 million in the third quarter of 2005. Total newsprint consumption for the three month period ended September 30, 2006 decreased approximately 22%, with the average cost per metric ton of newsprint approximately 13% higher in the quarter. Suppliers instituted newsprint increases of approximately $30 per metric ton during each of June and September 2005, and approximately $25 per metric ton in each of February and June 2006. For the nine months ended September 30, 2006 and 2005, newsprint expense was $47.2 million and $50.7 million, respectively. For the nine months ended September 30, 2006, newsprint consumption decreased 18% and the average cost per metric ton increased approximately 14% compared to the same period in 2005. Declines in consumption reflect the volume declines and implementation of planned reductions in the size of certain newspapers.

Compensation costs decreased $0.9 million to $43.2 million in the third quarter of 2006 from $44.1 million in the third quarter of 2005 largely due to decreases in wage costs of $1.3 million, primarily from the reorganization program and lower incentive compensation due to lower revenue and operating results, partially offset by additional severance costs of $0.5 million. For the nine months ended September 30, 2006, compensation costs increased $7.6 million to $141.1 million from $133.6 million, compared to the same period in 2005, largely due to separation costs of $8.7 million related to the reorganization program, increased workers’ compensation costs of $0.8 million (reflecting a larger number of large claims) and non-reorganization severance costs of $1.7 million, partially offset by lower wage costs of $2.3 million and other benefit costs of $1.4 million. Annual wage increases were generally more than offset by lower headcount reflecting the reorganization effort and attrition.

Other operating costs were $33.1 million for the three months ended September 30, 2006, compared with $32.7 million for the same period in 2005, an increase of $0.5 million. The increase in other operating costs for the quarter was largely due to increased professional fees, primarily to support the reorganization effort, of $1.3 million and increased advertising and marketing expense of $0.5 million, partially offset by lower bad debt expense of $0.5 million. For the nine months ended September 30, 2006 other operating costs were $98.0 million, compared to $96.8 million for the same period in 2005, resulting in an increase of $1.2 million. This increase reflects increases in professional fees primarily to support the reorganization effort, of $2.7 million, $0.9 million largely for the write-off of fixed assets related to system development projects, increased insurance costs of $0.3 million and increased advertising and marketing expense of $1.1 million, partially offset by lower bad debt expense of $2.1 million and lower distribution and circulation costs of $1.8 million.

Depreciation and amortization expense in the third quarter of 2006 was $9.2 million compared with $7.8 million in 2005. The $1.4 million increase in depreciation and amortization expense reflects incremental depreciation costs of $1.3 million related to two facilities the Company expects to close in the fourth quarter of 2006 and the second quarter of 2007. See Note 4 to the condensed consolidated financial statements. For the nine months ended September 30, 2006, depreciation and amortization expense was $25.0 million, compared to $22.5 million for the same period in 2005. The increase of $2.5 million reflects incremental depreciation costs of $1.9 million for the scheduled facility closings and $0.4 million of incremental depreciation related to information technology projects largely placed in service in 2006.

Operating loss in the third quarter of 2006 totaled $1.5 million compared with an operating income of $11.9 million in the third quarter of 2005, a decline of $13.4 million. The decline primarily results from the lower revenue and higher professional fees, partially offset by lower newsprint costs associated with the lower volume. For the nine months ended September 30, 2006, the operating loss was $2.5 million compared with operating income of $37.0 million for the same period in 2005. The decrease of $39.6 million reflects the lower revenue, costs associated with the reorganization program, including incremental depreciation expense, the write-off of fixed assets and increased professional fees, partially offset by lower newsprint, bad debt expense and distribution and circulation costs.

ADMINISTRATIVE ACTIVITIES

Canadian Administrative Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Operating costs and expenses:
Compensation	$(392)	$869	$(263)	$1,878
Other operating costs	1,641	741	2,874	2,388
Depreciation	—	30	—	108

Total operating costs and expenses	1,249	1,640	2,611	4,374

Operating loss	$(1,249)	$(1,640)	$(2,611)	$(4,374)

The operating loss of the Canadian Administrative Group was $1.2 million in the third quarter of 2006 compared with an operating loss of $1.6 million in 2005, an improvement of $0.4 million. The improvement is largely due to lower pension and post-retirement expense in 2006 reflecting an improvement in expected returns on plan assets, partially offset by provincial business taxes recorded as other operating costs in the third quarter of $0.9 million. See Note 11 to the condensed consolidated financial statements. For the nine months ended September 30, 2006 operating loss was $2.6 million, compared to a loss of $4.4 million for the same period in 2005, an improvement of $1.8 million. Compensation decreased approximately $2.1 million due to an improvement in pension and post-retirement expense in 2006. The pension and post-retirement obligations largely relate to retired employees not assumed by the purchasers of the related businesses in prior years.

Investment and Corporate Group

The following table summarizes certain results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Operating costs and expenses:
Compensation	$5,305	$2,982	$11,159	$9,540
Other operating costs	14,179	15,007	43,806	50,663
Depreciation	188	68	319	304

Total operating costs and expenses	19,672	18,057	55,284	60,507

Operating loss	$(19,672)	$(18,057)	$(55,284)	$(60,507)

Operating costs and expenses of the Investment and Corporate Group were $19.7 million in the third quarter of 2006 compared with $18.1 million in 2005, an increase of $1.6 million. The increase of $2.3 million in compensation is reflective of severance costs of $4.1 million, largely related to the closing of the New York office, partially offset by a $1.7 million reduction in wages and benefits, largely due to lower wage and incentive costs related to the New York office. The decrease in other operating costs of $0.8 million in the quarter is largely a result of a $2.6 million decrease related to Special Committee activities and lower insurance costs of $0.4 million, partially offset by an increase in other legal and professional fees of $2.6 million, largely reflecting increases in internal audit and other compliance activity.

For the nine months ended September 30, 2006, total operating costs and expenses decreased $5.2 million to $55.3 million for 2006 from $60.5 million in 2005. The increase of $1.6 million in compensation is reflective of severance costs of $5.2 million, including $4.7 million related to the closing of the New York office and an increase in stock-based compensation of $0.5 million, partially offset by lower wage and incentive costs related to the New York office and in part, reflecting the elimination of duplicative personnel costs in 2005 related to the transition of the finance function from Toronto to Chicago. The decrease in other operating costs and expenses of $6.9 million is largely a result of the $11.2 million decrease related to the Special Committee investigation and lower insurance costs of $2.0 million, partially offset by an increase in other legal and professional fees of $5.0 million, largely reflecting increases in internal and external audit and other compliance activity and an expense related to the estimated liability for unclaimed property of $2.0 million.

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

The following table outlines the Company’s cash and cash equivalents, short-term investment and debt positions as of the dates indicated. Such amounts exclude escrow deposits and restricted cash of $31.4 million and $13.4 million at September 30, 2006 and December 31, 2005, respectively.

	September 30,	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents	$205,246	$198,388
Short-term investments	—	57,650

Total cash and cash equivalents and short-term investments	$205,246	$256,038

9% Senior Notes due 2010	$6,000	$6,000
Other debt	978	2,067

Total debt	$6,978	$8,067

Cash and cash equivalents and short-term investments decreased $50.8 million to $205.2 million at September 30, 2006 from $256.0 million at December 31, 2005. This decrease was primarily the result of $13.2 million in dividend payments, $24.6 million in income tax payments, the $95.7 million repurchase of common stock, the purchase of property, plant and equipment of $5.7 million and other non-current assets of $5.2 million and the loss from continuing operations, largely offset by cash received from the sale of the remaining Canadian Newspaper Operations (net of restricted cash) of $79.9 million, $10.7 million of proceeds from stock options exercised and the proceeds from the sale of investments of $18.2 million.

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2006	2005
	(In thousands)

Income taxes payable and other tax liabilities	$593,589	$586,734
Deferred income taxes and other tax liabilities	392,859	360,524

	$986,448	$947,258

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

There may be significant cash requirements in the future regarding these currently unresolved U.S. and foreign tax issues. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any payments the Company may be required to make remain uncertain.

In addition, the Company is currently involved in several legal actions as both plaintiff and defendant. These actions are in various stages and it is not yet possible to determine their ultimate outcome. At this time the Company cannot estimate the impact these actions and the related legal and other fees may have on its future cash position.

The Company is heavily dependent upon the Sun-Times News Group for cash flow. That cash flow in turn is dependent on the Sun-Times News Group’s ability to sell advertising in its market. The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. Newspaper print advertising declined approximately 9.7% during the third quarter and 6.7% for the nine months ended September 30, 2006 for the greater Chicago market versus the comparable periods in 2005. Advertising revenue for the Sun-Times News Group declined approximately 14.1% and 10.0% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Based on these market conditions and the potential of these negative trends continuing, the Company is considering a range of options to address the resulting significant shortfall in performance and cash flow, including a review of the Company’s dividend policy.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, the operating performance of the Company continues to result in the use of cash to fund continuing operations rather than the generation of cash from continuing operations.

The Company is currently reviewing potential sources of additional liquidity. However, the Company may be required to make significant payments regarding its contingent liabilities for income taxes or its ongoing legal actions and continue to use cash to fund continuing operations before the Company is able to improve its access to liquidity.

Cash Flows and Working Capital

Working capital consists of current assets less current liabilities. At September 30, 2006, working capital, excluding current debt obligations and restricted cash and escrow deposits and assets and liabilities of operations to be disposed of, was a deficiency of $413.6 million compared to a deficiency of $369.6 million at December 31, 2005. The $44.0 million decline is primarily due to the repurchase of common stock of $95.7 million and a payment of taxes of $12.5 million, partially offset by net proceeds and receivables from the sale of the remaining Canadian Newspaper Operations of $79.9 million and $10.7 million received from the exercise of stock options.

Cash used in continuing operating activities was $46.6 million for the nine months ended September 30, 2006, compared with $204.6 million used by continuing operating activities for the nine month period ended September 30, 2005. The use of cash for the nine months ended September 30, 2006 is largely due to the loss from continuing operations before income taxes. During the nine months ended September 30, 2005, the use of cash as reflected in net changes in working capital was $181.7 million, principally due to income tax payments of $182.5 million. Loss from continuing operations improved by $10.4 million to a loss of $41.3 million for the nine months ended September 30, 2006 compared to $51.7 million for the same period in 2005, largely due to a tax benefit resulting from the reversal of certain tax contingencies no longer deemed necessary of $43.2 million, partially offset by a larger loss from continuing operations before taxes of $23.9 million.

Cash provided by investing activities was $144.7 million in 2006 compared with $459.6 million in 2005. The cash provided in 2006 largely reflects the cash received of $79.9 million from the sale of the Canadian Newspaper Operations, the redemption of short-term investments of $57.7 million and proceeds of $18.2 million from the sale of investments. In 2005, the redemption of short-term investments, net of $474.7 million was used to fund a large portion of the special dividends and tax payments.

Cash used in financing activities was $104.9 million in 2006, compared to $525.2 million in 2005. Cash used in financing activities in 2006 largely reflects the repurchase of common stock of $95.7 million and dividends paid of $13.2 million, somewhat offset by the $10.7 million cash received from the exercise of stock options. In 2005, cash used in financing activities largely related to the payment of the dividends of $512.3 million and repayment of 8.625% Senior Notes of $6.1 million.

Debt

Long-term debt, including the current portion, was $7.0 million at September 30, 2006 compared with $8.1 million at December 31, 2005.

During the third quarter, the Company reclassified its $6.0 million Senior Notes from a current liability to a long-term liability, as it is no longer pursuing note holders to negotiate early retirement of the outstanding debt.

Capital Expenditures

The Company does not have material commitments to acquire capital assets and expects its cash on hand and future cash flow provided by its operating subsidiaries to be sufficient to fund its recurring capital expenditures.

Dividends and Other Commitments

The Company is currently reconsidering its dividend policy. See “Significant Developments in 2006.”

Commercial Commitments and Contractual Obligations

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At September 30, 2006, letters of credit in the amount of $9.6 million were outstanding for which the Company maintained compensating balances with the issuer of $7.3 million.

Set out below is a summary of the amounts due and committed under contractual cash obligations at September 30, 2006 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	4 and 5 Years	5 Years
	(In thousands)

9% Senior Notes	$6,000	$—	$—	$6,000	$—
Other long-term debt	978	928	50	—	—
Interest on long-term debt	2,408	650	1,083	675	—
Operating leases(1)	55,653	5,935	9,449	7,818	32,451

Total contractual cash obligations	$65,039	$7,513	$10,582	$14,493	$32,451

(1)	Commitments as of December 31, 2005.

In addition to amounts committed under contractual cash obligations, the Company has also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of businesses. The Company is also involved in various matters in litigation. For more information on the Company’s litigation and contingent obligations, see Notes 10 and 12 to the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for the recognition and measurement of uncertain income tax positions in the financial statements (generally referred to as contingent tax liabilities by the Company) as the amount “more likely than not” to be sustained by the relevant taxing authority. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact that FIN 48 will have on its financial position and results of operations and expects to adopt FIN 48 on January 1, 2007. However, due to the significance of the Company’s contingent tax liabilities and that the “more likely than not” criterion per FIN 48 is lower than that historically used by the Company, the adoption of FIN 48 may have a material impact on the Company’s financial condition and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method“) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected and that the error had been deemed to be immaterial in the past. The Company does not expect the adoption of SAB 108 to have a material impact on its financial position or results of operations and is effective for the Company on January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for the Company’s financial statements issued after November 15, 2007; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption but does not expect such adoption to have a material impact on its financial position and results of operations.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 will be required to be adopted by the Company as of December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is not effective until December 31, 2008. The Company is currently reviewing the requirements of SFAS No. 158 to determine the impact on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Newsprint.  Newsprint expense amounted to $47.2 million in the first nine months of 2006 and $50.7 million during the same period in 2005. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented newsprint price increases of $30 per metric ton in each of June and September 2005 and approximately $25 per metric ton in each of February and June 2006. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during the nine months ended September 30, 2006, a change in the price of newsprint of $50 per metric ton would have increased or decreased the loss from continuing operations before income taxes for the nine months ended September 30, 2006 by approximately $2.1 million. The average price per metric ton of newsprint was approximately $672 for the nine months ended September 30, 2006 versus approximately $590 for the same period in 2005.

Labor Relations.  As of September 30, 2006, approximately 35% of the Company’s employees are covered by collective bargaining agreements. Contracts covering approximately 46% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Sun-Times News Group’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At September 30, 2006, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the nine months ended September 30, 2006, a $0.05 change in the Canadian dollar exchange rate of $0.8828/Cdn. would affect the Company’s reported net loss for the nine months ended September 30, 2006 by approximately $0.8 million, largely related to income taxes.

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

During 2006, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of September 30, 2006, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2006.

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

During the nine months ended September 30, 2006:

•	A significant reorganization of the Company’s operations was initiated, which includes a planned redesign of key operational processes in the Company.

•	An internal audit plan has been approved by the Audit Committee, and the execution has commenced.

•	A vice-president of information technology has been hired to oversee and restructure all areas of the Company’s information technology function. Certain key managers were also hired to enhance the capabilities and improve general controls within this function.

•	The Company engaged an outside service provider to perform an assessment of current anti-fraud activities and to review the methods of communication related to anti-fraud measures.

•	The Company’s Audit Committee was reconstituted and all three members of the Committee possess significant financial expertise.

•	A director of internal audit has been hired to oversee the internal audit function staffed by an outside service provider. This function reports directly to the Audit Committee.

•	The Company has chosen an outside provider to service its “whistleblower” hotline, assuring confidential reporting if requested, and including internet based reporting and tracking capabilities.

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

Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is a discussion of developments in the legal proceedings the Company has reported in its 2005 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2005 10-K.

Stockholder Derivative Litigation

As previously reported in the 2005 10-K, on December 9, 2003, Cardinal Value Equity Partners, L.P., a stockholder of the Company, initiated a purported derivative action on behalf of the Company against certain current and former executive officers and directors, including Black and certain entities affiliated with them, and against the Company as a “nominal” defendant. This action asserts causes of action that include breach of fiduciary duty, misappropriation of corporate assets and self-dealing in connection with certain “non-competition” payments, the payment of allegedly excessive management and services fees, and other alleged misconduct. On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in this action. The settlement provides for $50.0 million to be paid to the Company. The settlement is conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and is also subject to court approval.

The Delaware Court of Chancery has scheduled a hearing to be held on November 13, 2006 regarding whether to approve the settlement with the Company’s former independent directors.

In connection with and ancillary to the Company’s claims in the U.S. District Court for the Northern District of Illinois, the Company has commenced proceedings in Ontario that seek to preserve the assets of Black and Barbara Amiel Black (“Amiel Black”) for the satisfaction of any judgment rendered in the Illinois proceedings.

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

On September 13, 2006, plaintiffs filed a Third Consolidated Amended Class Action Complaint. The new complaint adds an additional named plaintiff, Cardinal Mid-Cap Value Equity Partners, L.P., but is otherwise identical to the prior complaint and asserts the same claims. On October 27, 2006, the Company moved to dismiss the Third Consolidated Amended Class Action Complaint. The Company’s motion is pending.

Black v. Hollinger International Inc., filed on May 13, 2005

As previously reported in the 2005 10-K, on May 13, 2005, Black filed an action against the Company in the Court of Chancery of the State of Delaware in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. In connection with this claim, the Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, F. David Radler (“Radler”) and J.A. Boultbee (“Boultbee”). In March 2006, Black and the Company reached an agreement to settle the claims asserted against each other. On July 21, 2005, Hollinger Inc. moved to dismiss the Company’s third-party claims.

On June 8, 2006, the Company filed an amended third-party complaint against Hollinger Inc., expanding its allegations regarding the Court’s personal jurisdiction over Hollinger Inc. On June 19, 2006, Hollinger Inc. moved to dismiss or stay the amended complaint. The Court denied Hollinger Inc.’s motion on November 6, 2006. The Count ruled that it had personal jurisdiction over Hollinger Inc. and it declined to dismiss the Company’s claim in regard to actions in which the Company had paid or is paying more than 50% of the legal fees submitted for advancement by Black and others with whom Hollinger Inc. has indemnification and advancement agreements.

Litigation Involving Controlling Stockholders, Senior Management and Directors

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

As previously reported, on July 6, 2006, Hollinger Inc. filed a motion seeking permission to file a counterclaim against the Company. The Company opposed Hollinger Inc.’s request, and the motion is now fully briefed.

In connection with and ancillary to the Special Committee Action, on October 12, 2006, the Company commenced an action in the Ontario Superior Court of Justice against Black, Amiel Black, Black-Amiel Management Inc., Conrad Black Capital Corporation, 1269940 Ontario Limited, and 2753421 Canada Limited (the “Ontario Injunctive Action”). The Ontario Injunctive Action seeks, among other things, a temporary and permanent injunction restraining Black and Amiel Black and any persons controlled by them, from transferring, removing, or otherwise disposing of any of Black or Amiel Black’s assets except with leave of the Ontario court. The Ontario Injunctive Action does not seek any damages.

The Company has brought a motion for an interim order restraining the disposition of assets, subject to certain exceptions. Black and Amiel Black were served with subpoenas to testify on October 26 and 27, 2006, respectively, in connection with the motion for a temporary order. Neither Black nor Amiel Black attended on those examinations. On November 1, 2006, the Ontario Superior Court of Justice ordered that the Company’s motion to compel Black and Amiel Black to testify, along with a motion brought by the defendants to strike the Ontario Injunctive Action, will be heard on January 19, 2007. The motion for an interim order restraining the disposition of assets will be heard on a date to be fixed by the court after the January 19, 2007 motion, assuming that the defendants’ motion to strike the Ontario Injunctive Action is dismissed.

Federal Indictment of Ravelston and Former Company Officials

As previously reported in the 2005 10-K, on August 18, 2005, a federal grand jury in Chicago indicted Radler, the Company’s former President and Chief Operating Officer, Mark S. Kipnis (“Kipnis”), the Company’s former Vice President, Corporate Counsel and Secretary, and Ravelston on federal fraud charges for allegedly diverting $32.2 million from the Company through a series of self-dealing transactions between 1999 and May 2001. On November 17, 2005, the federal grand jury in Chicago returned an expanded indictment naming new defendants and adding additional fraud charges. The new defendants named in the expanded indictment are Black, as well as Boultbee and Peter Y. Atkinson (“Atkinson”), both of whom are former executive vice presidents of the Company. The new indictment alleges two new fraud schemes in addition to realleging the scheme in the initial indictment.

On August 17, 2006, the grand jury returned another expanded indictment adding two new counts against Black, Boultbee, Atkinson, and Kipnis for willfully causing the Company to file false tax returns. The new indictment also adds another claim against Black for forfeiture of a diamond ring and other antiques. On September 8, 2006, the defendants entered not guilty pleas to the additional charges.

Receivership and CCAA Proceedings in Canada involving the Ravelston Entities

As previously reported in the 2005 10-K, on April 20, 2005, Ravelston and RMI were placed in receivership. The court appointed RSM Richter Inc. as the Receiver to monitor all assets of Ravelston and RMI. On May 18, 2005, the court extended the orders to include Argus Corporation and five of its subsidiaries and provided that nothing in the receivership order should stay or prevent the Special Committee’s action in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI.

On March 28, 2006, the Ontario Superior Court of Justice issued an Order approving the Receiver’s statement of receipts and disbursements for the period from April 20, 2005 to March 9, 2006, which included legal fees and disbursements of approximately $939,151 and Cdn$3,049,356 paid to various legal firms and approximately Cdn$1,211,086 in respect of the Receiver’s fees and disbursements. Aggregate disbursements paid by the Receiver from the Ravelston, RMI and Argus estates during this period, according to the 14th Report of the Receiver, were approximately Cdn$5,481,670 and $1,242,907.

On April 4, 2006, the Ontario Superior Court of Justice ordered and directed the Receiver to provide to the Office of the US Attorney and the US Internal Revenue Service certain documents and information relating to Argent News Inc. (“Argent”) in the possession of the Receiver, including but not limited to, Argent’s balance sheets, accounting documents, correspondence from Argent’s agents and copies of the balance sheets and financial records of Ravelston and RMI showing balances due to and from Argent and records of the Hollinger entities containing similar information. In that same Order, the Court also ordered and directed the Receiver to remit the amount of $1,748.62, relating to employee pension contributions deducted from April 14, 2005 and April 29, 2005 payrolls, together with interest as prescribed under the Pension Benefits Act (Ontario), to Ravelston’s registered pension plan.

On June 12, 2006, the Ontario Superior Court of Justice appointed the Receiver as receiver and manager and interim receiver of Argent and ordered and directed that the provisions of the Receivership Order dated April 20, 2005 in respect of the Ravleston entities also apply to Argent. On that date, the Court also extended the stay of proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) to September 29, 2006 and adjourned the return date for the hearing of the bankruptcy applications filed on March 2, 2006 to September 29, 2006. On September 28, 2006, the Ontario Superior Court of Justice further extended the stay of proceedings under the CCAA to January 19, 2007 and adjourned the return date for the hearing of the bankruptcy applications to January 19, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2006, May 17, 2006 and June 13, 2006 the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate value of approximately $50.0 million, $17.8 million and $50.0 million, respectively, of the Company’s common stock in the open market and privately negotiated transactions. The stock purchase program began following the filing of the 2005 10-K. During the three months ended September 30, 2006, the Company completed the following repurchases of its Class A Common Stock.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share(1)	Programs	Programs(2)
				(In thousands)

7/1/06-7/31/06	2,820,315	$7.99	2,820,315	$22,007
8/1/06-8/31/06	—	$—	—	$22,007
9/1/06-9/30/06	—	$—	—	$22,007

(1)	Excluding related transaction fees.

(2)	Based on the aggregate value of authorized repurchase programs in effect as of the respective periods.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As reported in the Company’s Current Report on Form 8-K dated September 14, 2006, the Company entered into a separation agreement with Robert T. Smith, the Company’s Treasurer. After such date, the Company and Mr. Smith agreed to extend Mr. Smith’s employment with the Company until October 31, 2006. As such, the Company and Mr. Smith agreed to amend the terms of Mr. Smith’s separation agreement to reflect Mr. Smith’s new separation date.

Item 6.	Exhibits

10.1	Separation Agreement between the Company and Gordon A. Paris, dated September 13, 2006.
10.2	Separation Agreement between the Company and James R. Van Horn, dated September 13, 2006.
10.3	Separation Agreement, as amended, between the Company and Robert T. Smith, dated September 13, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Gordon A. Paris
Gordon A. Paris
President and Chief Executive Officer

Date: November 9, 2006

By:	/s/ Gregory A. Stoklosa
Gregory A. Stoklosa
Vice President and Chief Financial Officer

Date: November 9, 2006