Form 10-K
period 2006-12-31
SUN-TIMES MEDIA GROUP INC
filed 2007-03-16
CIK 868512

_ _

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-14164

SUN-TIMES MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

350 North Orleans Street, 10-S
Chicago, Illinois	60654
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code
(312) 321-2299

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

As of June 30, 2006, the aggregate market value of Class A Common Stock held by non-affiliates was approximately $537,758,059 determined using the closing price per share of $8.03, as reported on the New York Stock Exchange. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

The number of outstanding shares of each class of the registrant’s common stock as of February 28, 2007 was as follows: 65,237,397 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

SUN-TIMES MEDIA GROUP, INC.

2006 FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“2006 10-K”) of Sun-Times Media Group, Inc. (f/k/a Hollinger International, Inc.) and subsidiaries (collectively, the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. (“RMI”) and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by the Special Committee formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc. (“Hollinger Inc.”), and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004 (the “Report”).

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in Item 1A “— Risk Factors.”

All forward-looking statements speak only as of the date of this 2006 10-K or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that future events or conditions described in any forward-looking statement made in this 2006 10-K might not occur. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities law.

EXPLANATORY NOTE

On February 26, 2007 a special committee of independent directors, initially formed on June 13, 2003 for other purposes (the “Special Committee”), delivered its report on an investigation it conducted on the Company’s historical stock option granting practices. The Special Committee conducted a review of the Company’s historical stock option grants including an assessment and review of available internal records, supporting documentation and communications as well as interviews with former members of the committee of directors established to approve stock option grants under the Company’s stock option plans (the “Stock Option Committee”). The Special Committee was unable to interview any officers or employees involved in the option granting process as none of these individuals are currently employed by the Company and litigation is in progress between the Company and such individuals. See Note 22(a) to the consolidated financial statements. The Special Committee determined that certain options granted during 1999, 2000, 2001 and 2002 were issued with prices at the originally stated grant dates that were lower than the prices on the most likely measurement dates.

For certain grants, the most likely measurement date was determined by the Company based on best available evidence and certain judgment in evaluating the evidence. The most likely measurement dates determined by the Company generally correspond to dates of Board of Directors meetings, shortly following such meetings or clear evidence of the date unanimous written consents were received from members of the Stock Option Committee. The most likely measurement dates also fall in the calendar month prior to filings of Form 4 ownership forms by relevant officers. For the grant in 2000, the most likely measurement date preceded the originally stated grant date. The most likely measurement date was subsequent to the originally stated measurement date for the grants in 1999, 2001 and 2002. Using the most likely measurement date, the Company has determined that $5.6 million of incremental stock-based compensation would have been recognized for the years 1999 through 2005. The Company also estimated the impact on stock-based compensation expense had the likely measurement date been determined to be at the highest average stock price within 60 days of the originally stated grant date (which the Company believes represents the reasonably possible range of measurement dates). Such a determination would have increased the restated cumulative stock-based compensation expense by approximately $2.6 million.

As a result of the investigation, the Company determined that stock-based compensation expense, included in “Corporate expenses” in the Consolidated Statements of Operations, was misstated in its previously issued financial statements. On February 28, 2007, the Audit Committee of the Board of Directors of the Company, after reviewing all factors it deemed relevant, including the quantitative and qualitative effect of the errors and resulting misstatement to the Company’s historical results, determined that the Company should restate its financial statements to correct such errors.

The Company has restated its Consolidated Balance Sheet as of December 31, 2005 and its Consolidated Statements of Operations, for the years ended December 31, 2005 and 2004 due to the correction of the accounting errors in prior periods. The Company has also restated financial information for the years ended December 31, 2003 and 2002 included under Item 6 “— Selected Financial Data.” The impact on the Company’s previously issued interim financial statements for 2005 is not considered material and the correction has been recognized in the fourth quarter of 2005. The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or interim reports on Form 10-Q for the periods affected by the restatement or adjustments.

For the grant in 2000, the stock price on the originally stated grant date was lower than that on the most likely measurement date, which preceded the originally stated grant date, effectively constituting a modification of the option price. This grant has been reflected in the restated consolidated financial statements as a variable stock option award. For the grants in 1999, 2001 and 2002, the intrinsic value of the grants calculated on the most likely measurement dates have been amortized to expense over the vesting periods of the awards in the restated consolidated financial statements. The consolidated financial statements for all periods presented reflect the impact of the reclassifications as described in Note 1(r) to the consolidated financial statements and have been revised to give effect to discontinued operations treatment, resulting from the sale of certain operations as described in Note 3 to the consolidated financial statements.

The net incremental expense (credit) from recognizing the restated stock-based compensation expense (credit) is as follows (in thousands):

	Stock-based
	Compensation		Stock-based
	Expense, As		Compensation
	Previously	Incremental	Expense, As
Year Ended December 31,	Reported	Expense (Credit)	Restated

1999	$—	$14	$14
2000	1,518	1,413	2,931
2001	(1,369)	(58)	(1,427)
2002	—	(305)	(305)
2003	6,722	4,049	10,771
2004	10,588	928	11,516
2005	1,056	(403)	653

Total	$18,515	$5,638	$24,153

The amounts of incremental expense (credit) also represent the effects on operating income (loss), loss from continuing operations, and net earnings (loss) for each of the years 1999 through 2005. Credits to compensation expense result from the mark-to-market impact of variable accounting related to the modification of the 2000 option grant.

Under FASB Financial Interpretation No. 44, “Accounting for Certain Transaction involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”), stock options granted to employees of Ravelston, the parent company of Hollinger, Inc., were accounted for in accordance with FIN 44 using the fair-value based method and recorded as dividends in-kind. The incremental in-kind dividends presented in the table below represent the increase in the dividends resulting from the restatement.

	In-Kind
	Dividends, As
	Previously	Incremental	In-Kind Dividends,
Year Ended December 31,	Reported	Increase	As Restated

2001	$7,301	$1,011	$8,312
2002	4,376	625	5,001

Total	$11,677	$1,636	$13,313

PART I

Item 1.	Business

Overview

The Company conducts business as a single operating segment, which is concentrated in the publishing, printing and distribution of newspapers in the greater Chicago, Illinois metropolitan area and operates various related Internet websites. The Sun-Times Media Group revenue for the year ended December 31, 2006 includes the Chicago Sun-Times, Post-Tribune, Daily Southtown and other newspapers and associated websites in the Chicago metropolitan area.

Unless the context requires otherwise, all references herein to the “Company” are to Sun-Times Media Group, Inc., its predecessors and consolidated subsidiaries, “Publishing” refers to Hollinger International Publishing Inc., a wholly-owned subsidiary of the Company, and “Hollinger Inc.” refers to the Company’s immediate parent,

Hollinger Inc., and its affiliates (other than the Company). The “Sun-Times News Group” refers to all Chicago metropolitan area newspaper and related operations.

General

Sun-Times Media Group, Inc. was incorporated in the State of Delaware on December 28, 1990 as Hollinger International Inc. On June 13, 2006, our stockholders approved the amendment of the Hollinger International Inc. Restated Certificate of Incorporation, changing the Company’s name to Sun-Times Media Group, Inc., which became effective on July 17, 2006. Publishing was incorporated in the State of Delaware on December 12, 1995. The Company’s principal executive offices are at 350 North Orleans Street, Chicago, Illinois, 60654, telephone number (312) 321-2299.

Business Strategy

Pursue Revenue Growth by Leveraging the Company’s Leading Market Position.  The Company intends to continue to leverage its position in daily readership in the Chicago market in order to drive revenue growth. Following the sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”) and the Palestine Post Limited (publisher of The Jerusalem Post and related publications) in 2004 and its Canadian newspapers in 2005 and early 2006 (the sold businesses are referred to collectively as the “Canadian Newspaper Operations”), the Company’s primary assets are the Chicago metropolitan area newspapers, including its flagship property, the Chicago Sun-Times. The Company will seek to grow revenue by taking advantage of the extensive network of publications which allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient vehicle to reach the entire Chicago market.

Publish Relevant and Trusted High Quality Newspapers.  The Company is committed to maintaining the high quality of its newspaper products and editorial integrity in order to ensure continued reader loyalty. The Chicago Sun-Times has been recognized for its editorial quality with several Pulitzer Prize-winning writers and awards for excellence from Illinois’ major press organizations.

Prudent Asset Management.  In addition to pursuing revenue growth from existing publications, from time to time the Company may pursue selected acquisitions to expand, as well as divestitures of non-core assets. The Company completed the sale of the Telegraph Group and the sale of The Jerusalem Post and related publications in 2004 and completed the sale of its Canadian Newspaper Operations and certain other assets in 2005 and early 2006. Sufficient funds were realized from the sale of the Telegraph Group to enable the Company to repay substantially all of its outstanding long-term debt and to pay significant special dividends.

Strong Corporate Governance Practices.  The Company is committed to the implementation and maintenance of strong and effective corporate governance policies and practices and to high ethical business practices.

Recent Developments

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of December 31, 2006, approximately 160 employees had accepted voluntary termination and approximately 65 employees were involuntarily terminated. The Company realized the remainder of the targeted workforce reduction through attrition. See Note 4 to the consolidated financial statements.

The Company’s advertising revenue experiences seasonality, with the first quarter typically being the lowest. However, due to the decreasing revenue trend in 2006, advertising revenue for the third quarter of 2006 was slightly lower than the advertising revenue for the first quarter of 2006. In 2006, based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, print advertising in the greater Chicago market declined approximately 5%, while the Company’s print advertising revenue declined approximately 10%

for the comparable period. The Company’s dependency on advertising sales, which generally have a short lead-time, means that the Company has only a limited ability to accurately predict future revenue and operating results.

During 2006, the Company repurchased an aggregate of 12,188,915 shares of the Company’s common stock for $95.7 million pursuant to stock repurchase programs authorized by its Board of Directors.

In November 2006, the Delaware Court of Chancery approved the settlement of Cardinal Value Equity Partners L.P. v. Black, et al., which provided for $50.0 million to be paid to the Company. The Company received the settlement in January 2007 and paid Cardinal Value Equity Partners L.P.’s (“Cardinal”) counsel approximately $2.5 million as attorney fees.

Sun-Times Media Group

The Company’s properties consist of more than 100 newspapers and associated websites and news products in the greater Chicago metropolitan area. For the year ended December 31, 2006, the Company had revenue of $418.7 million and an operating loss of $39.0 million. The Company’s primary newspaper is the Chicago Sun-Times, which was founded in 1948 and is one of Chicago’s most widely read newspapers. The Chicago Sun-Times is published in a tabloid format and has the second highest daily readership and circulation of any newspaper in the 16-county Chicago metropolitan area, attracting approximately 1.4 million readers daily (as reported in the Audit Bureau of Circulations (“ABC”) reader profile study, for the period March 2005 through February 2006). The Company pursues a strategy which offers a network of publications throughout Chicago and the major suburbs in the surrounding high growth counties to allow its advertising customers the ability to target and cover their specific and most productive audiences. This strategy enables the Company to offer joint selling programs to advertisers, thereby expanding advertisers’ reach.

In addition to the Chicago Sun-Times, the Company’s newspaper properties include: Pioneer Press (“Pioneer”), which currently publishes 58 weekly newspapers and one free distribution paper in Chicago’s northern and northwestern suburbs; the Daily Southtown and the Star; the daily Post-Tribune of northwest Indiana; and daily suburban newspapers in Joliet, Elgin, Aurora, Naperville and Waukegan.

Sources of Revenue.  Following the disposition of non-U.S. newspaper operations, the Company’s operating revenue is provided by the Chicago metropolitan area newspapers. The following table sets forth the sources of revenue and the percentage such sources represent of total revenue for the Company during each year in the three-year period ended December 31, 2006.

	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)

Advertising	$324,607	78%	$357,820	78%	$362,355	78%
Circulation	83,556	20	88,150	19	90,024	19
Job printing and other	10,537	2	11,919	3	12,060	3

Total	$418,700	100%	$457,889	100%	$464,439	100%

Advertising.  Advertisements are carried either within the body of the newspapers, which are referred to as run-of-press advertising and make up approximately 84% of the Company’s advertising revenue, or as inserts. Substantially all of our advertising revenue is derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based on, among other things, circulation, readership, penetration and type of advertising (whether classified, national or retail). In 2006, retail advertising accounted for the largest share of advertising revenue (46.6%), followed by classified (35.6%) and national (17.8%). The Chicago Sun-Times offers a variety of advertising alternatives, including geographically zoned issues, special interest pullout sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers. The Chicago area suburban newspapers offer similar alternatives to the Chicago Sun-Times platform for their daily and weekly publications. The Company operates the Reach Chicago Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Company’s publications. The network allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient vehicle to reach the entire Chicago metropolitan market.

Circulation.  Circulation revenue is derived primarily from two sources. The first is sales of single copies of the newspaper made through retailers and vending racks and the second is home delivery newspaper sales to subscribers. For the year ended December 31, 2006, approximately 60% of the copies of the Chicago Sun-Times reported as sold and 48% of the circulation revenue generated was attributable to single-copy sales. Approximately 79% of 2006 circulation revenue of the Company’s suburban newspapers was derived from home delivery subscription sales.

The following table outlines the Company’s publications and related circulation:

	Circulation
	Daily/Weekly(1)		Saturday	Sunday	ABC Audit Report Period(2)

Chicago Sun-Times (Chicago, IL)	382,796		263,781	333,490	26 weeks ending 3/27/05
Daily Southtown (Tinley Park, IL)	41,963		36,562	46,187	26 weeks ending 9/25/05
The Star (Tinley Park, IL)	36,212	(3)	—	36,835	26 weeks ending 9/25/05
The Beacon News (Aurora, IL)	26,900		26,376	28,781	12 months ending 3/31/06
The Courier News (Elgin, IL)	13,410		12,975	13,695	12 months ending 3/31/06
The Herald News (Joliet, IL)	41,532		40,050	44,376	12 months ending 3/31/06
Lake County News Sun (Waukegan, IL)	20,939		—	22,483	12 months ending 3/31/06
Naperville Sun (Naperville, IL)	17,897		—	16,433	12 months ending 3/31/06
Post Tribune (Merrillville, IN)	65,297		63,429	70,468	52 weeks ending 6/25/06
Pioneer Press Group (Glenview, IL)	176,642	(4)	—	—	52 weeks ending 9/24/06
The Doings Group (Hinsdale, IL)	17,168	(4)	—	—	52 weeks ending 9/24/06
Pioneer Press unaudited (Glenview, IL)	8,201	(5)	—	—	Unaudited
Free Distribution Products (Suburban Chicago)	413,862	(6)	—	—	Unaudited

(1)	Represents daily circulation unless otherwise noted. Daily circulation represents the Monday through Friday average

(2)	Circulation data is from the most currently available ABC audit reports for the period noted

(3)	Thursday circulation; semi-weekly publication

(4)	Wednesday or Thursday circulation; weekly publication

(5)	Average un-audited circulation for 4 Pioneer Press weeklies that are not members of ABC

(6)	Average un-audited circulation for 18 free distribution papers in Chicago suburbs that are not members of ABC

As noted in Item 3 “— Legal Proceedings — The Chicago Sun-Times Circulation Cases,” the Audit Committee of the Board of Directors (the “Audit Committee”) initiated an internal review into practices that, in the past, resulted in the overstatement of the Chicago Sun-Times daily and Sunday circulation and determined that inflation of daily and Sunday single-copy circulation of the Chicago Sun-Times began modestly in the late 1990’s and increased over time. The Audit Committee concluded that the report of the Chicago Sun-Times circulation published in April 2004 by ABC for the 53 week period ended March 30, 2003, overstated single-copy circulation by approximately 50,000 copies on weekdays and approximately 17,000 copies on Sundays. The Audit Committee determined that inflation of single-copy circulation continued until all inflation was discontinued in early 2004. The inflation occurring after March 30, 2003 did not affect public disclosures of circulation as such figures had not been published. The Company has implemented procedures to ensure that circulation overstatements do not occur in the future.

As a result of the overstatement, the Chicago Sun-Times was censured by ABC in July 2004 and was required to undergo semi-annual audits for a two-year period thereafter. The first of these censured audits, for the 26-week period ended March 27, 2005, was released in December 2005. The second censured audit for the 26-week period ended September 25, 2005 is expected to be released by ABC in the second quarter of 2007.

The internal review by the Audit Committee also uncovered minor circulation misstatements at the Daily Southtown and the Star. These publications were censured by ABC in March 2005 and were required to undergo semi-annual audits for a two-year period thereafter. The first of these censured audits, for the 26 week period ended March 27, 2005, was released in April 2006. The second of these censured audits, for the 26-week period ended September 25, 2005, was released in January 2007.

Other Publications and Business Enterprises.  The Company continues to strengthen its online presence. Suntimes.com and the related Sun-Times News Group websites have approximately 2.9 million unique users (as measured by Nielsen//NetRatings), with approximately 40 million page impressions per month (as measured by Omniture, Inc.). In 2004, the Sun-Times News Group launched www.chicagojobs.com, a partnership with Paddock Publications and Shaker Advertising, one of the largest recruitment agencies in the Chicago market. The website provides online users and advertisers an employment website that management believes to be one of the strongest in the Chicago market. In February 2007, the Company launched www.searchchicago.com/autos featuring the inventory of 540 local auto dealers and more than 110,000 new and used cars and trucks.

Sales and Marketing.  The marketing promotions department works closely with both advertising and circulation sales and marketing teams to introduce new readers to the Company’s newspapers through various initiatives. The Chicago Sun-Times marketing department uses strategic alliances at major event productions and sporting venues, for on-site promotion and to generate subscription sales. The Chicago Sun-Times has media relationships with local TV and radio outlets that have given it a presence in the market and enabled targeted audience exposure. Similarly at suburban newspapers, marketing professionals work closely with circulation sales professionals to determine circulation promotional activities, including special offers, sampling programs, in-store kiosks, sporting event promotions, dealer promotions and community event participation. Suburban newspapers generally target readers by zip code and offer marketing packages that combine the strengths of daily, bi-weekly and weekly publications.

Distribution.  The Company has gained benefits from its networking strategy. In recent years, the Company has succeeded in combining distribution networks where circulation overlaps. The Chicago Sun-Times is distributed through both an employee and contractor network depending upon the geographic location. The Chicago Sun-Times takes advantage of a joint distribution program with its sister suburban publications. The Chicago Sun-Times has approximately 5,700 street newspaper boxes and more than 8,500 newsstands and over-the-counter outlets from which single copy newspapers are sold, as well as approximately 220 street “hawkers” selling the newspapers in high-traffic urban areas. The Daily Southtown is distributed primarily by Chicago Sun-Times independent contractors. Additionally, the Daily Southtown has a joint distribution program with sister publications in the western suburbs. The Daily Southtown and The Star are also distributed in approximately 1,766 outlets and newspaper boxes in Chicago’s southern suburbs and Chicago’s south side and downtown areas. The five suburban Chicago daily newspapers are distributed through approximately 1,300 retail stores and 560 newspaper boxes. While approximately 82% of the Post-Tribune’s circulation is by home delivery, it also distributes newspapers through approximately 570 retail outlets and approximately 440 single copy newspaper boxes. Pioneer has a home delivery base that represents approximately 95% of its circulation. Pioneer publications are also distributed through approximately 300 newspaper boxes and more than 1,100 newsstand locations.

Printing.  The Chicago Sun-Times’ 320,000 square foot printing facility on Ashland Avenue in Chicago was completed in April 2001 and gave the Company printing presses with the quality and speed necessary to effectively compete with the other regional newspaper publishers. The Company also operates a 100,000 square foot printing facility in Plainfield, Illinois. Pioneer prints the main body of its weekly newspapers at its Northfield, Illinois production facility. In order to provide advertisers with more color capacity, certain of Pioneer’s newspapers’ sections are printed at the Chicago Sun-Times Ashland Avenue facility. The Post-Tribune has one press facility in Gary, Indiana, which is scheduled to close in 2007.

Competition.  Each of the Company’s Chicago area newspapers competes to varying degrees with radio, broadcast and cable television, direct marketing and other communications and advertising media, including free Internet sites, as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region comprises Cook County and six surrounding counties and is served by thirteen local daily newspapers of which the Company owns eight. The Chicago Sun-Times competes in the Chicago region with the

Chicago Tribune, a large established metropolitan daily and Sunday newspaper. In addition, the Chicago Sun-Times and other Company newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

Employees and Labor Relations.  As of December 31, 2006, the Company had approximately 2,841 employees, including 401 part-time employees. Of the 2,440 full-time employees, 560 were production staff, 576 were sales and marketing personnel, 309 were circulation staff, 236 were general and administrative staff, 738 were editorial staff and 21 were facilities staff. Approximately 1,052, or 37% of the Company’s employees were represented by 23 collective bargaining units. Direct employee costs (including salaries, wages, fringe benefits, employment-related taxes and other direct employee costs) were approximately 26% of the Company’s revenue in the year ended December 31, 2006. Contracts covering approximately 59% of union employees will expire or are being negotiated in 2007.

There have been no strikes or general work stoppages at any of the Company’s newspapers in the past five years. The Company believes that its relationships with its employees are generally good.

Raw Materials.  The primary raw material for newspapers is newsprint. In 2006, approximately 94,775 metric tons were consumed by the Sun-Times News Group. Newsprint costs were approximately 15% of the Company’s revenue. Average newsprint prices increased approximately 12% in 2006 from 2005. Newsprint prices decreased somewhat at the end of 2006. The Company is not dependent upon any single newsprint supplier. The Company’s access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. Like other newspaper publishers in North America, the Company has not entered into any long-term fixed price newsprint supply contracts. The Company believes that its sources of supply for newsprint are adequate to meet anticipated needs.

Reorganization Activities.  In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to approximately $9.2 million for the year ended December 31, 2006, are included in “Other operating costs” in the Consolidated Statement of Operations. An additional $9.6 million in severance not related directly to the reorganization was incurred in 2006, of which $2.6 million and $7.0 million, respectively, are included in “Other operating costs” and “Corporate expenses,” respectively, in the Consolidated Statements of Operations. These estimated costs have been recognized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88 (as amended)”) related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”) for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of December 31, 2006, approximately 160 employees had accepted voluntary termination and approximately 65 employees were involuntarily terminated. The Company realized the remainder of the targeted workforce reduction through attrition. The separation costs for these employees are included in the $9.2 million charge discussed above.

Approximately $8.1 million of the $9.2 million in severance charges described above was paid during 2006. The remaining $1.1 million is expected to be paid by December 31, 2007. Amounts to be paid in 2007 largely relate to certain involuntary terminations which occurred in the fourth quarter of 2006 and the continuation of certain benefit coverage under the Company’s termination plan and practices. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Consolidated Balance Sheet at December 31, 2006.

The following summarizes the termination benefits recorded and reconciles such charges to accrued expenses at December 31, 2006 (in thousands):

Charges for workforce reductions	$9,027
Additions to expense(1)	174
Cash payments	(8,111)

Accrued expenses	$1,090

(1)	Restructuring costs increased due to the termination of certain employees that the Company originally expected to place into other positions.

Incremental depreciation expense of approximately $1.3 million has also been recognized in the year ended December 31, 2006 related to the printing facility the Company closed during the fourth quarter of 2006. The additional depreciation reduced the net book value of the related assets (largely building and improvements) to their expected salvage or net fair values.

Also in the third quarter of 2006, the Company developed a plan to close its printing plant, located in Gary, Indiana and move its printing operations to other printing facilities in stages, beginning in late 2006. The Company has recognized a charge of approximately $0.1 million related to the facility and recorded incremental depreciation of approximately $1.1 million in the year ended 2006. Additional depreciation of $1.0 million is expected in 2007. Approximately $0.5 million of the previously discussed separation costs relate to this closing.

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

Seasonality

The Company’s operations are subject to seasonality. Typically, the Company’s advertising revenue is lowest during the first quarter. However, due to the decreasing revenue trend in 2006, advertising revenue for the third quarter of 2006 was lower than the advertising revenue for the first quarter of 2006.

Intellectual Property

The Company seeks and maintains protection for its intellectual property in all relevant jurisdictions, and has current registrations, pending applications, renewals or reinstatements for all of its material trademarks. No claim adverse to the interests of the Company of a material trademark is pending or, to the best of the Company’s knowledge, has been threatened. The Company has not received notice, or is not otherwise aware, of any infringement or other violation of any of the Company’s material trademarks. Internet domain names also form an important part of the Company’s intellectual property portfolio. Currently, there are approximately 530 domain names registered in the name of the Company or its subsidiaries, including numerous variations on each major name. In the Chicago market, the Company participates in aggregation of advertising information with other periodical companies whereby the Company’s advertisements are presented in an on-line format along with advertisements of other newspapers.

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

The Company also maintains a website on the World Wide Web at www.thesuntimesgroup.com. The Company makes available, free of charge, on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

The Company submitted to the New York Stock Exchange (the “NYSE”) on July 19, 2006 the certification of the Chief Executive Officer (“CEO”) required by Section 303.12(a) of the NYSE Listed Company Manual, relating to compliance with the NYSE’s corporate governance standards, with no qualifications.

The Company has implemented a Code of Business Conduct and Ethics, which applies to all employees of the Company including each of its CEO, Chief Financial Officer (“CFO”) and principal accounting officer or controller or persons performing similar functions. The text of the Code of Business Conduct and Ethics can be accessed on the Company’s website at www.thesuntimesgroup.com. Any changes to the Code of Business Conduct and Ethics will be posted on the website.

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

Risks Relating to the Company’s Business and the Industry

The Company has substantial potential tax liabilities.

The Company’s Consolidated Balance Sheet as of December 31, 2006 includes $990.8 million of accruals intended to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of these accruals relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations in prior years. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If the tax treatment of the gains was to be revised or if those deductions were to be disallowed, the Company would be required to pay those accrued contingent taxes and interest and it may be subject to penalties. The Company will continue to record accruals for interest that it may be required to pay with respect to its contingent tax liabilities.

Although the Company believes that it has defensible positions with respect to significant portions of these tax liabilities, there is a risk that the Company may be required to make payment of the full amount or a significant portion of such tax liabilities. There may be significant cash requirements in the future regarding these currently unresolved U.S. and foreign tax issues. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any payments the Company may be required to make remain uncertain. Although these accruals for contingent tax liabilities are reflected in the Company’s Consolidated Balance Sheet, if the Company were required to make payment of a significant portion of the amount, this would result in substantial cash payment obligations. The actual payment of such cash amount could have a material adverse effect on the Company’s liquidity and on the Company’s ability to borrow funds.

The Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities. However, the timing and amounts of any payments the Company may be required to make remain uncertain. Efforts to resolve or settle certain of these tax issues could be successful in 2007. In such an event, a substantial portion of the Company’s cash balances, as reflected on the Consolidated Balance Sheet at December 31, 2006, could be utilized to fund such resolution or settlement.

The Company has substantial accruals for tax contingencies in a foreign jurisdiction; if payments are required, a portion may be paid with funds denominated in U.S. dollars.

The Company’s Consolidated Balance Sheet at December 31, 2006 includes $605.3 million of accruals for tax contingencies in a foreign jurisdiction. The accruals are denominated in a foreign currency and translated into U.S. dollars at the period-end currency exchange rate effective as of each balance sheet date. If the Company were required to make payments with respect to such tax contingencies, it may be necessary for the Company to transfer U.S. dollar-denominated funds to its foreign subsidiaries to fund such payments. The amount of U.S. dollar-denominated funds that may need to be transferred also will depend upon the ultimate amount that is payable to the foreign jurisdiction and the currency exchange rate between the U.S. dollar and the foreign currency at the time or times such funds might be transferred. The Company cannot predict future currency exchange rates. Changes in the exchange rate could have a material effect on the Company’s financial position, results of operations and cash flows particularly as it relates to the extent and timing of any transfers of funds.

Competition in the newspaper industry originates from many sources. The advent of new technologies and industry practices, such as the provision of newspaper content on free Internet sites, may continue to result in decreased advertising and circulation revenue.

Revenue in the newspaper industry is dependent primarily upon advertising revenue and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail and other communications and advertising media that operate in the Company’s markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company’s competitors are larger and have greater financial resources than the Company. The Company may experience price competition from newspapers and other media sources in the future. In addition, one of the Company’s competitors publishes a free publication that targets similar demographics to those that are particularly strong for some of the Company’s newspapers. In addition, the use of alternative means of delivery, such as free Internet sites, for news and other content has increased significantly in the past few years. Should significant numbers of customers choose to receive content using these alternative delivery sources rather than the Company’s newspapers, the Company may suffer decreases in advertising revenue and may be forced to decrease the prices charged for the Company’s newspapers, make other changes in the way the Company operates or face a long-term decline in circulation, any or all of which are likely to harm the Company’s results of operations and financial condition.

The Company’s revenue is dependent upon economic conditions in the Company’s target markets and is seasonal.

Advertising and circulation are the Company’s two primary sources of revenue. Historically, increases in advertising revenue have corresponded with economic recoveries while decreases have corresponded with general economic downturns and regional and local economic recessions. Advertising revenue is also dependent upon the condition of specific industries that contribute significantly to the Company’s advertising revenue, such as the automobile industry, whose recent downturn has negatively impacted advertising revenue. If general economic conditions or economic conditions in these industries deteriorate significantly, it could have a material adverse effect on the Company’s revenue and results of operations.

The Company’s advertising revenue also experiences seasonality, with the first quarter typically being the lowest. However, due to the decreasing revenue trend in 2006, advertising revenue for the third quarter of 2006 was slightly lower than the advertising revenue for the first quarter of 2006. In 2006, based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, print advertising in the greater Chicago market declined approximately 5%, while the Company’s print advertising revenue declined approximately 10% for the comparable period. The Company’s dependency on advertising sales, which generally have a short lead-time, means that the Company has only a limited ability to accurately predict future revenue and operating results.

The Company’s publications have experienced declines in circulation in the past and may do so in the future.

Certain of the Company’s publications have experienced declines in circulation. Any significant declines in circulation the Company may experience at its publications could have a material adverse impact on the Company’s business and results of operations, particularly on advertising revenue. Significant declines in circulation could result in an impairment of the value of the Company’s intangible assets, which could also have a material adverse effect on the Company’s results of operations and financial position.

The Company has implemented a reorganization and centralization that may have an adverse effect on operations and sales.

The Company has implemented a reorganization of its operations in the Chicago market designed to centralize and streamline its sales, production and distribution processes. The implementation of this reorganization has required the dedication of significant resources and management time. While the reorganization is intended to have long-term benefits for the Company, in the shorter term the Company may experience disruption in its operations and loss of sales and market share as a result of the implementation of the reorganization.

The Company is a holding company and relies on the Company’s subsidiaries to meet its financial obligations.

The Company is a holding company and its assets consist primarily of investments in subsidiaries and affiliated companies. The Company relies on distributions from subsidiaries to meet its financial obligations or pay dividends on its common stock. The Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its subsidiaries through dividends and intercompany advances. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal domestic and foreign subsidiaries, are subject to certain statutory restrictions and may become subject to restrictions in future debt agreements that limit their ability to pay dividends.

The Company’s internal control over financial reporting is not effective as of December 31, 2006 and weaknesses in the Company’s internal controls and procedures could have a material adverse effect on the Company.

The Company’s management concluded that material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2006. See Item 9A “— Controls and Procedures.”

The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004 naming Lord Conrad M. Black of Crossharbour (“Black”), F. David Radler (“Radler”) and Hollinger Inc. as defendants, alleges that Black, Radler and Hollinger Inc. were liable for the Company’s failure to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions were recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc., directly and indirectly, falsified or caused to be falsified, books, records, and accounts of the Company in order to conceal their self-dealing from the Company’s public stockholders.

Current management has taken steps to correct internal control deficiencies and weaknesses during and subsequent to 2006 and believes that the Company’s internal controls and procedures have strengthened. However, it is possible that the Company may not be able to remediate all deficiencies and material weaknesses by December 31, 2007.

The Company may experience labor disputes, which could slow down or halt production or distribution of the Company’s newspapers or other publications.

Approximately 37% of the Company’s employees are represented by labor unions. Those employees are mostly covered by collective bargaining or similar agreements which are regularly renewable, including agreements covering approximately 59% of union employees that are renewable in 2007. A work stoppage or strike may occur prior to the expiration of the current labor agreements or during negotiations of new labor agreements or extensions of existing labor agreements. Work stoppages or other labor-related developments could slow down or halt production or distribution of the newspapers, which would adversely affect results of operations.

Overstatement of circulation figures in the past may result in the loss of advertisers in the future.

In 2004, the Audit Committee announced the results of an internal review into circulation at certain of its newspapers. The internal review revealed that circulation figures for the Chicago Sun-Times, Daily Southtown and Star newspapers had been overstated. Following the release of this information by the Audit Committee, the ABC announced sanctions against the affected publications, including the withdrawal by ABC of previously published circulation audits and unofficial “publisher’s statements” of circulation. In addition, ABC imposed on the affected publications a schedule of semi-annual circulation audits for a two year period in lieu of a standard annual audit cycle. As a result of the overstatement of circulation, lawsuits were filed against the Company, which were settled in 2006. See Item 3 “— Legal Proceedings — The Chicago Sun-Times Circulation Cases.” A significant portion of the Company’s revenue is derived from the sale of advertising in the Chicago Sun-Times and its sister publications. Should certain advertisers decide not to advertise with the Chicago Sun-Times in the future as a result of past circulation overstatements, the Company’s business, results of operations and financial condition could be materially adversely affected.

Newsprint represents the Company’s single largest raw material expense and changes in the price of newsprint could affect net income.

Newsprint represents the Company’s single largest raw material expense and is the most significant operating cost other than employee costs. In 2006, newsprint costs represented approximately 15% of revenue. Newsprint prices vary widely from time to time and increased approximately 12% during 2006. If newsprint prices remain at current levels or increase in the future and the Company is unable to pass these costs on to customers, such increases may have a material adverse effect on the Company’s results of operations. Although the Company has, in the past, implemented measures in an attempt to offset a rise in newsprint prices, such as reducing page width where practical and managing waste through technology enhancements, newsprint price increases have in the past had a material adverse effect on the Company and may do so in the future.

All of the Company’s operations are concentrated in one geographic area.

With the sale of the Telegraph Group in July 2004, The Jerusalem Post in December 2004, and the Canadian newspapers in late 2005 and early 2006, all of the Company’s revenue and business activities are concentrated in the greater Chicago metropolitan area. As a result, the Company’s revenue is heavily dependent on economic and competitive factors affecting the greater Chicago metropolitan area.

Risks Relating to Control and Improper Conduct by Controlling Stockholder

The Company’s controlling stockholder may cause actions to be taken that are not supported by the Company’s Board of Directors or management and which might not be in the best interests of the Company’s other stockholders.

The Company is controlled by Hollinger Inc. Through its controlling interest, Hollinger Inc. is able to determine the outcome of all matters that require stockholder approval, including the election of directors, amendment of the Company’s charter, adoption or amendment of bylaws and approval of significant corporate transactions. Hollinger Inc. can also have a significant influence over decisions affecting the Company’s capital structure, including the incurrence of additional indebtedness. On April 20, 2005, Ravelston, which is the controlling stockholder of Hollinger Inc., filed for protection from its creditors under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). In conjunction with that filing, the Ontario Superior Court of Justice appointed a receiver of Ravelston’s assets. Prior to the appointment of the receiver, Hollinger Inc. and the Company were indirectly controlled by Black, a former Director, Chairman and CEO of the Company, through his personal control of Ravelston.

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

In February 2004, the Company adopted a Shareholders Rights Plan (“SRP”), which is designed to prevent a third party from acquiring, directly or indirectly, without the approval of the Company’s Board of Directors, a beneficial interest in the Company’s Class A Common Stock and Class B Common Stock that represents over 20% of the outstanding voting power of the Company.

Following the appointment by the Ontario Superior Court of Justice in April 2005 of RSM Richter Inc. (the “Receiver”) as receiver and monitor of all assets of Ravelston and certain affiliated entities (collectively such entities, the “Ravelston Entities”) that own, directly or indirectly, or exercise control or direction over, approximately 78.3% of Hollinger Inc.’s common stock and the subsequent amendment of the SRP to designate the Receiver as an “exempt stockholder”, the Receiver took possession and control over those Hollinger Inc. shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of the Receiver’s control over those shares, and subject to the outcome of the proceedings under the CCAA in Canada, Black’s ability to exercise control over Hollinger Inc., and indirectly the Company, has been effectively eliminated. See Item 3 “— Legal Proceedings — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities.”

On January 24, 2006, at the Company’s 2005 Annual Meeting of Stockholders, Hollinger Inc. nominated two of its directors to serve as directors of the Company. As a result of Hollinger Inc.’s controlling interest, the two nominees were elected to the Company’s Board of Directors. Since these nominees were not endorsed by the Company’s Board of Directors, Breeden became Special Monitor of the Company pursuant to the Court Order, which provides for Breeden’s appointment in the event of the nomination or election to the Board of Directors of any individual without the support of at least 80% of incumbent Board members. The Special Monitor’s mandate is to protect the interests of the non-controlling stockholders of the Company to the extent permitted by law, to prevent the dissipation of assets of the Company, to investigate possible illegal or improper conduct by the Company or any of its current or former officers, directors, employees and agents, to recover property of the Company and to assert claims on behalf of the Company based upon his investigation, and he is authorized to take any steps he deems necessary to fulfill his mandate.

On July 13, 2006, at the request of the Company’s Board of Directors following the instigation of certain litigation by Hollinger Inc. against the Company, the two Hollinger Inc. nominees submitted their resignations from the Company’s Board of Directors. However, Breeden continues to serve as Special Monitor of the Company. Restrictions imposed on the Company by the Special Monitor, although intended to protect the interests of the public stockholders of the Company, could also have, at least in the near term, an adverse effect on operations.

In a Schedule 13D filing with the SEC on February 14, 2007, Hollinger Inc. stated that it was considering proposing changes to the Company’s Board of Directors (other than with respect to the Special Committee), including nominating one or more members to the Company’s Board of Directors and voting all of its shares of our common stock in favor of such nominee or nominees, which would result in the election of such nominee or nominees to the Company’s Board of Directors.

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

The Company has received various subpoenas and requests from the SEC and other government agencies in the United States and Canada seeking the production of documentation in connection with various investigations into the Company’s governance, management and operations. The Company is cooperating fully with these investigations and continues to comply with these requests. See Item 3 “— Legal Proceedings” for a more detailed description of these investigations. On January 16, 2004, the Company consented to the entry of the Court Order against it in the January 2004 SEC Action. The Court Order, among other things, enjoins the Company from violating certain provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. As part of the Court Order, the Company agreed that the SEC has the right to amend its complaint in the January 2004 SEC Action to assert that the conduct alleged in such action also violated other federal securities laws, including the anti-fraud provisions of the Exchange Act, and to add allegations of other conduct the SEC believes to have violated federal securities laws. The Company cannot predict when these government investigations will be completed, nor can the Company predict what the outcome of these investigations may be. It is possible that the Company will be required to pay material amounts in disgorgement, interest and/or fines, consent to or be subject to additional court orders or injunctions, or suffer other sanctions, each of which could have a material adverse effect on the Company’s business and results of operations.

Pending litigation could have a material adverse effect on the Company.

The Company is currently involved, either as plaintiff or as defendant, in several lawsuits, including purported class actions brought by stockholders against it, certain former executive officers and certain of its former directors, Hollinger Inc., Ravelston and other affiliated entities and several suits and counterclaims brought by Black and/or Hollinger Inc. In addition, Black has commenced libel actions against certain of the Company’s current and former directors, officers and advisors to whom the Company has indemnification obligations. See Item 3 “— Legal Proceedings” for a more detailed description of these proceedings. Several of these actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome. The Company cannot provide assurance that the legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors in these matters and the ultimate outcome of these actions will not have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s senior management team is required to devote significant attention to matters arising from actions of prior management.

The efforts of the current senior management team and Board of Directors to manage the Company’s business have been hindered at times by their need to spend significant time and effort to resolve issues inherited from and arising from the conduct of the direct and indirect controlling stockholders and the prior senior management team put in place by them. To the extent the senior management team and the Board of Directors will be required to devote significant attention to these matters in the future, this may have, at least in the near term, an adverse effect on operations.

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

The SRP is designed to prevent any third party from acquiring, directly or indirectly, without the approval of the Company’s Board of Directors, a beneficial interest in the Company’s Class A Common Stock and Class B Common Stock that represents over 20% of the outstanding voting power of the Company. Through its ownership of all outstanding Class B Common Stock, Hollinger Inc. currently controls approximately 70.1% of the Company’s outstanding voting power, which ownership is excluded from triggering the provisions of the SRP. However, a transaction resulting in a change of control in Hollinger Inc., without the approval of the Company’s Board of Directors, would have the effect of triggering the SRP. The SRP has been amended to allow for the appointment of the Receiver in respect of the Ravelston Entities, but not for the sale by the Receiver of the Ravelston Entities’ controlling stake in Hollinger Inc. to a third party.

The Company is unable to determine what impact, if any, a change of control may have on the Company’s corporate governance or operations. See “The Company’s controlling stockholder may cause actions to be taken that are not supported by the Company’s Board of Directors or management and which might not be in the best interests of the Company’s other stockholders” above.

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

The Company believes that its properties and equipment are in generally good condition, well-maintained and adequate for current operations. The Company closed its older, less productive facility on South Harlem Avenue in 2006 and in 2007 will complete the transition from its Gary, Indiana facility to more modern and efficient existing facilities.

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

The Company produces most of its suburban newspapers at a 100,000 square foot owned plant, in Plainfield, Illinois and a 65,000 square foot leased building in Northfield, Illinois. The Post-Tribune’s production activities currently take place at an owned facility in Gary, Indiana, but will be transferred to other printing facilities in 2007.

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

The Company leases 2,097 square feet of office space and storage space in Toronto, Ontario. These leases expire in August 2007 and December 2009, respectively.

The Company has 3,803 square feet of office space leased at 712 Fifth Avenue in New York, New York. This property has been vacated and its administrative functions have been moved to the Chicago headquarters. This lease expires in May 2007 and will not be renewed.

Item 3.	Legal Proceedings

Overview of Investigation of Certain Related Party Transactions

On June 17, 2003, the Board of Directors established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy, Browne & Company, LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003. In its Schedule 13D report, Tweedy Browne made allegations with respect to the terms of a series of transactions between the Company and certain former executive officers and certain former members of the Board of Directors, including Black, Radler, the Company’s former President and Chief Operating Officer, J.A. Boultbee (“Boultbee”), a former Executive Vice-President and a former member of the Board of Directors, and Peter Y. Atkinson (“Atkinson”), a former Executive Vice-President and a former member of the Board of Directors. The allegations concern, among other things, payments received directly or indirectly by such persons relating to “non-competition” agreements arising from asset sales by the Company, payments received by such persons under the terms of management services agreements between the Company and Ravelston, RMI, Moffat Management Inc. (“Moffat”) and Black-Amiel Management Inc. (“Black-Amiel”), which are entities with whom Black and some of the noted individuals were associated, and sales by the Company of assets to entities with which some of the noted individuals were affiliated. In October 2003, the Special Committee found references to previously undisclosed “non-competition” payments to Hollinger Inc. while reviewing documents obtained from the Company. The Special Committee also found information showing that “non-competition” payments to Black, Radler, Boultbee and Atkinson had been falsely described in, among other filings, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001. The Special Committee and the Audit Committee each conducted expedited investigations into these matters.

On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. Of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and approximately $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing an agreement on November 15, 2003 (the “Restructuring Agreement”). The Restructuring Agreement provided for, among other things, restitution by Hollinger Inc., Black, Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard Frères & Co. LLC and Lazard & Co., Limited as financial advisors to explore alternative strategic transactions, including the sale of the Company as a whole or the sale of individual businesses (the “Strategic Process”); and certain management changes, including the retirement of Black as CEO and the resignations of Radler, Boultbee and Atkinson. In addition, Black agreed, as the indirect controlling stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction was necessary to enable Hollinger Inc. to avoid a material default or insolvency. On August 30, 2004, the Special Committee published the results of its investigation.

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

Although Atkinson was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, Atkinson and the Company entered into a settlement agreement in which Atkinson agreed to pay a total amount of approximately $2.8 million, representing all “non-competition” payments and payments under the incentive compensation plan of Hollinger Digital LLC that he received, plus interest. The total amount of $2.8 million includes approximately $0.6 million identified for repayment by Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company approximately $0.4 million. On April 27, 2004, Atkinson exercised his vested options and the net proceeds of $4.0 million from the sale of the underlying shares of Class A Common Stock were deposited under an escrow agreement. During 2005, the Company paid $1.2 million in estimated tax payments on behalf of Atkinson from the funds held under the escrow agreement. The Delaware Court of Chancery approved the Atkinson settlement on November 22, 2006. Following that approval, the Company received $2.4 million and Atkinson will receive the remainder.

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

Boultbee has not paid to the Company any amounts in restitution for the unauthorized “non-competition” payments set forth in the Restructuring Agreement, and has filed a suit in Canada against the Company and members of the Special Committee seeking damages for an alleged wrongful dismissal. See ‘‘— Other Matters.”

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

Stockholder Derivative Litigation

On December 9, 2003, Cardinal, a stockholder of the Company, initiated a purported derivative action on behalf of the Company against certain current and former executive officers and directors, including Black and certain entities affiliated with them, and against the Company as a “nominal” defendant.

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

On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in this action. The settlement provided for $50.0 million to be paid to the Company. The settlement was conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and was also subject to court approval. Hollinger Inc. and several other insureds under the insurance policies, as well as the excess insurers providing coverage in the same program of insurance, challenged the funding of the settlement by the insurers and commenced applications in the Ontario Superior Court of Justice for this purpose. In a judgment dated April 28, 2006 and issued on May 23, 2006, the Ontario Court endorsed the funding of the settlement by American Home Assurance Company and the Chubb Insurance Company of Canada. See “— Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada” below. Following the Ontario Court’s approval, the Delaware Court of Chancery also approved the settlement in an order and final judgment entered on November 22, 2006. The Company received the proceeds from the settlement on January 19, 2007.

The parties to the settlement included former independent directors Richard R. Burt (“Burt”), Henry A. Kissinger (“Kissinger”), Shmuel Meitar (“Meitar”), James R. Thompson (“Thompson”), Dwayne O. Andreas (“Andreas”), Raymond G. Chambers (“Chambers”), Marie-Josee Kravis (“Kravis”), Robert S. Strauss (“Strauss”), A. Alfred Taubman (“Taubman”), George Weidenfeld (“Weidenfeld”) and Leslie H. Wexner (“Wexner”). The plaintiff had previously dismissed Special Committee members Graham W. Savage, Raymond G.H. Seitz, and Paris as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.

The other defendants named in the suit, who were not parties to the settlement, are Black, Amiel Black, Colson, Richard N. Perle (“Perle”), Radler, Atkinson, Bradford Publishing Co. (“Bradford”) and Horizon Publications, Inc. (“Horizon”). Bradford and Horizon are private newspaper companies controlled by Black and Radler. The Company, through the Special Committee, had previously announced a settlement of its claims against

Atkinson, and the Delaware Court of Chancery approved the Atkinson settlement at the same time it approved the independent director settlement.

The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Black, Amiel Black, Radler, Colson, Perle, Boultbee, Hollinger Inc., Ravelston, and RMI. See ‘‘— Litigation Involving Controlling Stockholder, Senior Management and Directors” below.

Stockholder Class Actions

In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger International Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint were Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They purported to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserted claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint sought unspecified monetary damages, rescission, and an injunction against future violations. The Company and other defendants moved to dismiss the second amended complaint in January 2005. On June 28, 2006, the court issued its ruling on the motions to dismiss filed by Hollinger Inc. and certain other defendants, but not on the Company’s motion. The court dismissed six of the eight claims filed, including claims relating to allegedly inflated circulation figures at the Chicago Sun-Times and claims filed under the Illinois securities laws on grounds applicable to all defendants. As to the two remaining claims, which are claims under the federal securities laws, the court allowed the plaintiffs to replead those claims as to additional named plaintiffs who purchased Company stock later than the existing named plaintiffs.

On September 13, 2006, plaintiffs filed a Third Consolidated Amended Class Action Complaint. The new complaint adds an additional named plaintiff, Cardinal Mid-Cap Value Equity Partners, L.P., but is otherwise identical to the prior complaint and asserts the same claims. The Company and other defendants moved to dismiss that complaint on October 27, 2006. The motions are pending.

On September 7, 2004, a group allegedly comprised of those who purchased stock in one or more of the defendant corporations initiated purported class actions by issuing Statements of Claim in Saskatchewan and Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, is identical in all material respects. The defendants include the Company, certain former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys LLP (“Torys”), the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Saskatchewan Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.C. 1985, c. C.-44 and seek unspecified monetary damages. On July 8, 2005, the Company and other defendants served motion materials seeking orders dismissing or staying the Saskatchewan claim on the basis that the Saskatchewan court has no jurisdiction over the defendants or, alternatively, that Saskatchewan is not the appropriate forum to adjudicate the matters in issue. The motion was heard by the Saskatchewan Court of Queen’s Bench on September 6 and 7, 2005. On February 28, 2006, the court stayed the action until September 15, 2007. The claimants may apply to have the stay lifted prior to that date if they are unable effectively to pursue their claims by way of the Illinois or Ontario class actions or in an SEC proceeding.

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

Ravelston and RMI asserted counterclaims against the Company and third-party claims against Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004, and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent Agreement” (“Consent”) between the Company and Wachovia Trust Company. The Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% Senior Secured Notes due 2011. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. The Company filed a motion to dismiss these claims on August 15, 2005. On March 3, 2006, the court granted the motion to dismiss the claim based on the Consent, ruled that Ravelston and RMI are not entitled to the same management fee that they obtained in 2003 and denied the motion to dismiss the other claims. On January 26, 2006, Ravelston and RMI also asserted third-party claims against Bradford and Horizon and its affiliates. These claims seek contribution for some or all of any damages for which Ravelston and RMI are held liable to the Company.

The U.S. Attorney’s Office intervened in the case and moved to stay discovery until the close of the criminal proceedings. On March 2, 2006, the court granted the motion over the Company’s objection.

On July 6, 2006, Hollinger Inc. filed a motion seeking permission to file a counterclaim against the Company. The proposed counterclaim alleges, among other things, fraud in connection with Hollinger Inc.’s 1995 sale to the Company of Hollinger Inc.’s interest in The Telegraph and Hollinger Inc.’s 1997 sale to the Company of certain of Hollinger Inc.’s Canadian assets. The Company has filed a motion opposing Hollinger Inc.’s request and is awaiting the court’s decision on the motion.

In connection with and ancillary to the Special Committee Action, on October 12, 2006, the Company commenced an action in the Ontario Superior Court of Justice against Black, Amiel Black, Black-Amiel, Conrad Black Capital Corporation (“CBCC”), 1269940 Ontario Limited, and 2753421 Canada Limited (the “Ontario Injunctive Action”). The Ontario Injunctive Action seeks, among other things, an injunction restraining the defendants and any persons controlled by them from transferring, removing, or otherwise disposing of any of their assets except with leave of the Ontario court. The Ontario Injunctive Action does not seek any damages. On February 6, 2007, the Court denied the Blacks’ motion to dismiss the Ontario Injunctive Action, and stayed the Action. The Company is appealing the Court’s decision to stay the Action.

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

In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings (the “Delaware Litigation”), and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware Litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly LLP fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler and Boultbee. Black filed an amended complaint on July 11, 2005. In addition to the relief sought in the initial complaint, the amended complaint seeks advancement of the fees of two other law firms — Baker Botts LLP and Schopf & Weiss LLP — totaling about $435,000. On July 21, 2005, Hollinger Inc. moved to dismiss the Company’s third-party claims.

In March 2006, Black and the Company reached an agreement to settle the claims asserted against each other. Pursuant to the settlement agreement, the Company has advanced approximately $4.4 million for legal bills previously submitted to the Company for advancement, which reflects an offset for amounts previously advanced to Black that he was required to repay as a result of the rulings against him in the Delaware Litigation. In connection with future legal bills, the Company will advance 75% of the legal fees of attorneys representing Black in the criminal case pending against him in the United States District Court for the Northern District of Illinois and 50% of his legal fees in other matters pending against him. All such advancement is subject to Black’s undertaking that he will repay such fees if it is ultimately determined that he is not entitled to indemnification. The settlement agreement does not affect the Company’s third-party claim against Hollinger Inc.

On June 8, 2006, the Company filed an amended third-party complaint against Hollinger Inc., expanding its allegations regarding the Court’s personal jurisdiction over Hollinger Inc. On June 19, 2006, Hollinger Inc. moved to dismiss or stay the amended complaint. The Court denied Hollinger Inc.’s motion on November 6, 2006. The Court ruled that it had personal jurisdiction over Hollinger Inc. and it declined to dismiss the Company’s claim in regard to actions in which the Company had paid or is paying more than 50% of the legal fees submitted for advancement by Black and others with whom Hollinger Inc. has indemnification and advancement agreements.

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

Black v. Breeden, et al.

Five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Breeden, Richard C. Breeden & Co. (“Breeden & Co.”), Paris, Thompson, Burt, Graham W. Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name Thompson and Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second cases; damages in the amount of Cdn.$110.0 million are sought in the third and fourth cases; and Cdn.$1.0 billion in general damages and Cdn.$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals with regard to the “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc. and 504468 N.B. Inc.” matter discussed in the Company’s previous filings. Although such matters described above are now completed, no steps have been taken to advance these defamation actions in the Ontario Superior Court of Justice.

On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Breeden, Breeden & Co., Paris, Thompson, Burt, Graham W. Savage, Raymond Seitz, Meitar and Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

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

United States Securities and Exchange Commission v. Hollinger International Inc.

On January 16, 2004, the Company consented to the entry of a partial final judgment and the Court Order against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order required the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as a Special Monitor of the Company under certain circumstances, including the election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. As discussed in the Risk Factors section above, Breeden became Special Monitor pursuant to this provision in January 2006.

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

Receivership and CCAA Proceedings in Canada involving the Ravelston Entities

On April 20, 2005, Ravelston and RMI were placed in receivership by the Receivership Order and granted protection by a separate order pursuant to the CCAA Order. The court appointed RSM Richter Inc. as the Receiver to monitor all assets of Ravelston and RMI. On May 18, 2005, the court extended the orders to include Argus Corporation and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent the Special Committee’s action in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors” above. According to public filings of Hollinger Inc., the Ravelston Entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.’s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company’s SRP to designate the Receiver as an “exempt stockholder”, the Receiver took possession and control over those shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of this action, a change of control of the Company may be deemed to have occurred.

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

On January 25, 2006, the Ontario Superior Court of Justice temporarily lifted the stay of proceedings to permit Black, Amiel Black, Moffat, Black-Amiel, Colson and Boultbee to issue a Statement of Claims against the Ravelston Entities and others, seeking contribution and indemnity in relation to a number of outstanding litigation actions.

On January 26, 2006, the Ontario Superior Court of Justice temporarily lifted the stay of proceedings to permit Hollinger Inc. to issue a new Statement of Claim against the Ravelston Entities and others. After granting that Order, Hollinger Inc. then issued the Statement of Claim, and at that point the stay of proceedings was reinstated.

On February 22, 2006, the Receiver served a motion in the Ontario Superior Court of Justice seeking to temporarily lift the stay of proceedings to permit Shefsky & Froelich Ltd. (“Shefsky”) to file, issue and serve an Application for a Bankruptcy Order, naming the Receiver as the proposed Trustee in Bankruptcy against each of Ravelston and RMI for the purpose of crystallizing the date of the “initial bankruptcy event”. On February 23, 2006, the Company issued its own motion in the Ontario Superior Court of Justice seeking to temporarily lift the stay of proceedings to permit the Company to file, issue and serve an Application for a Bankruptcy Order against each of Ravelston and RMI, naming A. Farber & Partners Inc. as proposed Trustee in Bankruptcy. The motions were heard on March 1, 2006. The court granted the Receiver’s motion and denied the Company’s motion, stating that “the important issue here is that the bankruptcy event date be crystallized by the issuance of a bankruptcy application” and that it “is for another day” to determine whether the Receiver will be the Trustee in Bankruptcy. On March 2, 2006, Shefsky filed its Application for a Bankruptcy Order, naming the Receiver as the proposed Trustee in Bankruptcy, crystallizing the “initial bankruptcy event” at March 2, 2006.

On March 28, 2006, the Ontario Superior Court of Justice issued an Order approving the Receiver’s statement of receipts and disbursements for the period from April 20, 2005 to March 9, 2006, which included legal fees and disbursements of approximately $939,151 and Cdn.$3,049,356 paid to various legal firms and approximately Cdn.$1,211,086 in respect of the Receiver’s fees and disbursements. Aggregate disbursements paid by the Receiver from the Ravelston, RMI and Argus estates during this period, according to the 14th Report of the Receiver, were approximately Cdn.$5,481,670 and $1,242,907.

On April 4, 2006, the Ontario Superior Court of Justice ordered and directed the Receiver to provide to the Office of the US Attorney and the US Internal Revenue Service certain documents and information relating to Argent News Inc. (“Argent”) in the possession of the Receiver, including but not limited to, Argent’s balance sheets, accounting documents, correspondence from Argent’s agents and copies of the balance sheets and financial records of Ravelston and RMI showing balances due to and from Argent and records of Hollinger Inc. and certain entities affiliated with it containing similar information. In that same Order, the Court also ordered and directed the Receiver to remit the amount of $1,748.62, relating to employee pension contributions deducted from April 14, 2005 and April 29, 2005 payrolls, together with interest as prescribed under the Pension Benefits Act (Ontario), to Ravelston’s registered pension plan.

On June 12, 2006, the Ontario Superior Court of Justice appointed the Receiver as receiver and manager and interim receiver of Argent and ordered and directed that the provisions of the Receivership Order dated April 20, 2005 in respect of the Ravleston entities also apply to Argent. On that date, the Court also extended the stay of proceedings under the CCAA to September 29, 2006 and adjourned the return date for the hearing of the bankruptcy applications filed on March 2, 2006 to September 29, 2006. On September 28, 2006, the Ontario Superior Court of Justice further extended the stay of proceedings under the CCAA to January 19, 2007 and adjourned the return date for the hearing of the bankruptcy applications to January 19, 2007. On January 12, 2007, the Ontario Superior Court of Justice further extended the stay of proceedings under the CCAA to June 8, 2007.

On January 22, 2007, Hollinger Inc. and Domgroup Ltd. (“Domgroup”) served a motion record in support of a motion to be heard on a future date to be fixed by the Ontario Superior Court of Justice for an order confirming the validity and enforceability of Hollinger Inc. and Domgroup’s respective security interests in certain of the property, assets and undertakings of Ravelston. Hollinger Inc. and Domgroup allege that they hold secured obligations in excess of Cdn.$25.0 million owing by Ravelston. The Company has advised Hollinger Inc., Domgroup and the court of its intent to bring a cross-motion to stay Hollinger Inc. and Domgroup’s motion or alternatively to establish a schedule for the resolution of the issue.

On January 25 and 26, 2007 and February 1, 2007, the Ontario Superior Court of Justice heard a motion brought by the Receiver for an order directing it to enter into a plea agreement with the U.S. Attorney’s Office (Northern District of Illinois) and, subject to the U.S. District Court’s acceptance of the guilty plea, to voluntarily enter a plea of guilty to Count Two of the Third Superseding Indictment dated August 17, 2006, on behalf of Ravelston. The Company supported that motion. On February 9, 2007, the court granted the Receiver’s motion. Black and CBCC appealed the court’s decision. On March 3, 2007, the Ontario appellate court denied the appeal and on March 5, 2007 Ravelston, acting through the Receiver, entered a plea of guilty to Count Two of the Third Superseding Indictment dated August 17, 2007.

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada

On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company that was brought by Cardinal. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and Ravelston for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company filed an application with the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by American Home Assurance Company, Chubb Insurance Company of Canada, Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question, but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.

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

On April 28, 2006, the Court reaffirmed its approval of the funding of the $50.0 million settlement, but ruled that approximately $300,000 in defense costs that had been submitted to the insurance carriers for reimbursement prior to the execution of settlement on May 3, 2005, and that was in excess of the $2.5 million retention under the policies, could not be passed on to the insurance carriers providing coverage in excess of the American Home Assurance Company and Chubb Insurance Company of Canada policies. The settlement was subsequently approved by the Delaware Court of Chancery and the Company.

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

The Company in 2004 and early 2005 made private settlements with major advertisers and agreed to provide value-added advertising benefits, the cost of which will vary depending on the extent the advertisers use these benefits and the nature of the benefit chosen. In 2006, the Company funded all advertiser claims under the Class Action Settlement, made cy pres distributions and reached private settlements with all active non-class member claimants for an aggregate additional cash or cash equivalent consideration of $1.1 million, approximately $575,000 of which is subject to the finalization of documentation between the parties. The Company had previously accrued $27.0 million with regard to advertiser claims related to the circulation overstatement and recorded an additional $0.5 million in 2006 to cover additional fees and expenses. The Company evaluates the adequacy of the reserve on a regular basis and believes the remaining reserve to be adequate, including amounts related to settlements referred to above, as of December 31, 2006.

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

On November 22, 2005, Ravelston entered a not guilty plea; on November 29, 2005, Kipnis entered a not guilty plea; on December 1, 2005, Black and Atkinson entered not guilty pleas; and on December 7, 2005, Boultbee entered a not guilty plea. Ravelston subsequently entered a guilty plea pursuant to the terms of a plea agreement with the United States Government. See — Receivership and CCAA Proceedings in Canada involving the Ravelston Entities.

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

On August 17, 2006, the grand jury returned another expanded indictment adding two new counts against Black, Boultbee, Atkinson, and Kipnis for willfully causing the Company to file false tax returns. The new indictment also adds another claim against Black for forfeiture of a diamond ring and other antiques. On September 8, 2006, the defendants entered not guilty pleas to the additional charges. The trial is scheduled for March 2007.

Delaware Insurance Coverage Action

On November 9, 2006, the Company commenced an insurance coverage action in the Superior Court of the State of Delaware in and for New Castle County, along with Andreas, Burt, Chambers, Kravis, Strauss, Taubman, Thompson, Weidenfeld and Wexner, against the following companies that sold insurance policies covering the Company and its directors: Royal & SunAlliance Insurance Company of Canada; ACE INA Insurance Company; Zurich Insurance Company; AXA Corporate Solutions Assurance; GCAN Insurance Company (f/k/a Gerling Global Canada); Temple Insurance Company; Continental Casualty Company; Encon Group, Inc.; and Lloyd’s Underwriters. The action is entitled Sun-Times Media Group, Inc. v. Sun-Alliance Insurance Company of Canada, Civ. A. No. 06C-11-108 (RRC) (Del. Superior Ct.). The plaintiffs allege that they have been sued in a number of actions which allege that the plaintiffs have committed various wrongful acts in connection with the governance of the Company and that they have incurred, and will continue to incur, costs to defend themselves in, and/or to resolve, such actions, and that such costs are covered by the insurance policies sold to the Company by defendants. Those costs include sums that the Company is pursuant to its by-laws required to (and has) paid to counsel for the insured outside director plaintiffs. The defendants have either denied coverage or have reserved their rights to deny coverage. The Company is claiming causes of action for declaratory relief, breach of insurance contracts, subrogation, contribution, and bad faith against some or all of the defendants. The Company is seeking a declaration that the defendants are obligated to pay all “Losses” under the policies, including past and future defense costs and any settlement or judgment, in connection with the underlying actions, compensatory damages, and punitive damages, as well as interest, attorneys’ fees, the costs and expenses of this action and such other relief that the Court deems proper. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

CanWest Arbitration

On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. On February 6, 2006, approximately $17.5 million of the proceeds from the sale of the remaining Canadian Newspaper Operations was placed in escrow, to be held up to seven years, pending a final award, judgment or settlement in respect of the arbitration (“CanWest Arbitration”). The arbitration is scheduled to occur in four hearings, the first of which occurred on February 6-16, 2007, and the remainder of which are scheduled to occur April 9-25, 2007, May 28-June 8, 2007, and June 18-22, 2007. All outstanding matters are expected to be resolved through the four hearings.

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

On June 27, 2005, Kenneth Whyte, former editor-in-chief of the National Post, filed an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Whyte v. Hollinger International Inc., Index No. 602321/05. Whyte alleges that the Company improperly declined to allow him to exercise his vested stock options in February 2004 and asserts damages of approximately $0.7 million. In September 2005, the Company moved to dismiss the action. On February 28, 2006, the court granted the motion to dismiss one count of the complaint and denied the motion to dismiss the other two counts. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome. The Company has agreed to a settlement of this matter that calls for the payment of an immaterial amount to the plaintiff.

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

The Company’s Class A Common Stock is listed on the NYSE under the trading symbol SVN. At December 31, 2006 there were 64,997,456 shares of Class A Common Stock outstanding, excluding 23,010,566 shares held by the Company, and these shares were held by approximately 72 holders of record and approximately 2,686 beneficial owners. At December 31, 2006, 14,990,000 shares of Class B Common Stock were outstanding, all of which were owned directly or indirectly by Hollinger Inc.

The following table sets forth for the periods indicated the high and low sales prices for shares of the Class A Common Stock as reported by the New York Stock Exchange Composite Transactions Tape for the periods since January 1, 2005, and the cash dividends paid per share on the Class A and Class B Common Stock.

			Cash
	Price Range		Dividends
Calendar Period	High	Low	Share

2005
First Quarter	$15.93	$10.75	$5.55
Second Quarter	11.01	9.06	0.05
Third Quarter	10.60	9.51	0.05
Fourth Quarter	9.84	8.45	0.05
2006
First Quarter	$9.54	$8.25	$0.05
Second Quarter	8.40	6.95	0.05
Third Quarter	8.35	6.58	0.05
Fourth Quarter	6.99	4.65	0.05
2007
Through March 13, 2007	$6.05	$3.82	$—

On December 29, 2006, the closing price of the Company’s Class A Common Stock was $4.91 per share.

Each share of Class A Common Stock and Class B Common Stock is entitled to receive dividends if, as and when declared by the Board of Directors of the Company. Dividends must be paid equally, share for share, on both the Class A Common Stock and the Class B Common Stock at any time that dividends are paid.

As a holding company, the Company’s ability to declare and pay dividends in the future with respect to its Common Stock will be dependent upon, among other factors, its results of operations, financial condition and cash requirements, the ability of its subsidiaries to pay dividends and make payments to the Company under applicable law and subject to restrictions contained in future loan agreements and other financing obligations to third parties relating to such subsidiaries of the Company, as well as foreign and United States tax liabilities with respect to dividends and payments from those entities. On December 13, 2006, the Company announced that its Board of Directors reviewed its dividend policy and voted to suspend the Company’s quarterly dividend of five cents ($0.05) per share.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(a)

Equity compensation plans approved by security holders	698,460	$8.11	4,257,302
Equity compensation plans not approved by security holders	—	—	—

Total	698,460	$8.11	4,257,302

(a)	Excluding the securities reflected to be issued upon exercise of outstanding options, warrants and rights.

See Note 15 to the consolidated financial statements herein for the summarized information about the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stockholder Return Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its Class A Common Stock (assuming all dividends were reinvested at the market price on the date of payment) against the cumulative total stockholder return of the NYSE Market Index and the Hemscott Group Index — Newspapers for the period commencing with December 31, 2001 through December 31, 2006. The Class A Common Stock is listed on the NYSE under the symbol “SVN”.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

ASSUMES $100 INVESTED ON JAN. 01, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	Fiscal Year Ended December 31,
	2001	2002	2003	2004	2005	2006
Sun-Times Media Group	100.00	89.24	139.68	164.47	120.68	67.45
Hemscott Group Index	100.00	104.72	126.69	122.52	97.13	94.77
NYSE Market Index	100.00	81.69	105.82	119.50	129.37	151.57

Source: Hemscott Inc.
2108 Laburnum Avenue
Richmond, VA 23227
Phone: (301) 760-2609
Fax: (240) 465-8989

The information in the graph was prepared by Hemscott Inc. The graph assumes an initial investment of $100.00 and reinvestment of dividends during the period presented.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
		Restated(6)	Restated(6)	Restated(6)	Restated(6)

Statement of Operations Data(1):
Operating revenue:
Advertising	$324,607	$357,820	$362,355	$352,029	$341,262
Circulation	83,556	88,150	90,024	86,532	89,427
Job printing	8,260	9,194	8,648	7,903	7,237
Other	2,277	2,725	3,412	4,325	3,852

Total operating revenue	418,700	457,889	464,439	450,789	441,778
Operating costs and expenses	423,772	437,083	464,169	457,406	391,248
Depreciation and amortization	33,878	30,721	31,109	37,683	37,975

Operating income (loss)	(38,950)	(9,915)	(30,839)	(44,300)	12,555
Interest expense	(704)	(935)	(19,824)	(30,835)	(62,880)
Interest and dividend income	16,813	11,625	11,427	14,557	8,782
Other income (expense), net(2)	2,642	(3,839)	(87,790)	58,236	(180,954)

Loss from continuing operations before income taxes	(20,199)	(3,064)	(127,026)	(2,342)	(222,497)
Income taxes	57,431	42,467	29,462	112,168	29,194

Loss from continuing operations	(77,630)	(45,531)	(156,488)	(114,510)	(251,691)

Earnings from discontinued operations (net of income taxes)	20,957	33,965	390,228	36,153	21,367

Net earnings (loss)	$(56,673)	$(11,566)	$233,740	$(78,357)	$(230,324)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.91)	$(0.50)	$(1.73)	$(1.31)	$(2.62)
Earnings from discontinued operations	0.25	0.37	4.31	0.41	0.22

Net earnings (loss)(3)	$(0.66)	$(0.13)	$2.58	$(0.90)	$(2.40)

Cash dividends per share paid on Class A and Class B Common Stock	$0.20	$5.70	$0.20	$0.20	$0.41

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data(1):
Working capital (deficiency)(4)	$(392,332)	$(369,572)	$(153,338)	$(390,403)	$(754,307)
Total assets(5)	899,859	1,065,328	1,738,898	1,785,104	2,161,433
Long-term debt, less current installments	6,041	919	2,053	308,144	310,105
Redeemable preferred stock	—	—	—	—	8,650
Total stockholders’ equity (deficit)	(359,783)	(169,851)	152,186	4,926	117,933

(1)	The financial data for periods prior to 2006 have been adjusted as necessary for the effects of the restatements described in (6) below. The Company’s Sun-Times News Group newspaper operations are on a 52 week/53 week accounting cycle. This generally results in a reporting of 52 weeks or 364 days in each annual period. However, the year ended December 31, 2006 contains 53 weeks. This additional week added approximately

$5.0 million to advertising revenue, $1.5 million to circulation revenue, $6.6 million to total operating revenue, $6.1 million in total operating expenses and $0.5 million in operating income. The Statement of Operations Data above and the following discussions include the impact of the 53rd week. Note that Corporate and Indemnification, investigation and litigation costs, net are presented on a calendar year basis in all years.

(2)	The principal components of “Other income (expense), net” are presented below:

	2006	2005	2004	2003	2002
	(In thousands)

Loss on extinguishment of debt	$—	$—	$(60,381)	$(37,291)	$(35,460)
Write-down of investments	—	(298)	(365)	(7,700)	(40,150)
Write-down and expenses related to FDR Collection	—	(795)	—	(6,796)	—
Gain (loss) on Participation Trust and CanWest Debentures, including exchange gains and losses	—	—	(22,689)	83,681	914
Foreign currency gains (losses), net	2,943	(2,171)	1,634	1,285	(95,337)
Losses on Total Return Equity Swap	—	—	—	—	(15,237)
Legal settlement	—	(800)	—	—	—
Settlements with former directors and officers	—	—	1,718	31,547	—
Gain (loss) on sale of investments	(76)	2,511	1,709	2,129	—
Gain on sale of non-operating assets	—	31	1,090	—	4,295
Write-down of property, plant and equipment	—	—	—	(5,622)	—
Equity in losses of affiliates, net of dividends received	(259)	(1,752)	(3,897)	(2,957)	(1,265)
Other	34	(565)	(6,609)	(40)	1,286

	$2,642	$(3,839)	$(87,790)	$58,236	$(180,954)

(3)	The Company’s basic and diluted earnings per share are calculated on the following number of shares outstanding (in thousands): 2006 — 85,681, 2005 — 90,875, 2004 — 90,486, 2003 — 87,311 and 2002 — 96,066.

(4)	Excluding escrow deposits and restricted cash, assets and liabilities of operations to be disposed of and current installments of long-term debt.

(5)	Includes goodwill and intangible assets, net of accumulated amortization, of $216.9 million at December 31, 2006, $221.1 million at December 31, 2005, $225.5 million at December 31, 2004, $231.9 million at December 31, 2003 and $245.3 million at December 31, 2002.

(6)	On February 26, 2007 the Special Committee delivered its report on an investigation it conducted on the Company’s historical stock option granting practices. The Special Committee determined that certain options granted during 1999, 2000, 2001 and 2002 were issued with prices at the originally stated grant dates that were lower than the prices on the most likely measurement dates.

As a result of the investigation, the Company determined that stock-based compensation expense, included in “Operating costs and expenses” in the Consolidated Statements of Operations Data, was misstated in its previously issued financial statements. The Company has restated its Consolidated Statements of Operations Data for the years ended December 31, 2002 through 2005 due to the correction of the accounting errors in prior periods. For the grant in 2000, the most likely measurement date preceded the originally stated grant date. The most likely measurement date was subsequent to the originally stated measurement date for the grants in 1999, 2001 and 2002. For the grant in 2000, the stock price on the originally stated grant date was lower than that on the most likely measurement date and effectively constituted a modification of the option price and this grant has been reflected in the restated consolidated financial statements as a variable stock option award. For the grants in 1999, 2001 and 2002, the intrinsic value of the grants calculated on the most likely measurement date has been amortized to expense over the vesting period of the award in the restated consolidated financial statements. Using the most likely measurement date, the Company has determined that $5.6 million of incremental stock-based compensation would have been recognized for the years 1999 through 2005. See Note 2 to the consolidated financial statements. The consolidated financial statements for all periods presented reflect the impact of the reclassifications as described in Note 1(r).

The following table sets forth the net effect of the restatement on specific amounts presented in the Statement of Operations Data (after effect of discontinued operations and reclassifications) for the years ended December 31:

	2005	2004	2003	2002
	(in thousands, except per share data)

Operating costs and expenses as previously reported	$437,486	$463,241	$453,357	$391,553
Incremental stock-based compensation expense (benefit)	(403)	928	4,049	(305)

Restated operating costs and expenses	$437,083	$464,169	$457,406	$391,248

Operating income (loss) as previously reported	$(10,318)	$(29,911)	$(40,251)	$12,250
Incremental stock-based compensation expense (benefit)	(403)	928	4,049	(305)

Restated operating income (loss)	$(9,915)	$(30,839)	$(44,300)	$12,555

Loss from continuing operations as previously reported	$(45,934)	$(155,560)	$(110,461)	$(251,996)
Incremental stock-based compensation expense (benefit)	(403)	928	4,049	(305)

Restated loss from continuing operations	$(45,531)	$(156,488)	$(114,510)	$(251,691)

Net earnings (loss) as previously reported	$(11,969)	$234,668	$(74,308)	$(230,629)
Incremental stock-based compensation expense	(403)	928	4,049	(305)

Restated net earnings (loss)	$(11,566)	$233,740	$(78,357)	$(230,324)

Basic and diluted loss per share from continuing operations as previously reported	$(0.51)	$(1.72)	$(1.27)	$(2.62)
Incremental stock-based compensation expense	0.01	(0.01)	(0.04)	0.00

Restated basic and diluted loss per share from continuing operations	$(0.50)	$(1.73)	$(1.31)	$(2.62)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The results of operations and financial condition of the Canadian Newspaper Operations and those operations sold in prior years, the largest of which was the Telegraph Group, are reported as discontinued operations for all periods presented. All amounts relate to continuing operations unless otherwise noted.

Overview

The Company’s business is concentrated in the publishing, printing and distribution of newspapers under a single operating segment. The Company’s revenue includes the Chicago Sun-Times, Post Tribune, Daily Southtown, Naperville Sun and other city and suburban newspapers in the Chicago metropolitan area. Segments that had previously been reported separately from the Sun-Times News Group are either included in discontinued operations (such as the Telegraph Group) or included in “Corporate expenses” (such as the former Investment and Corporate

Group) for all periods presented. Any remaining administrative or legacy expenses related to sold operations are also included in “Corporate expenses” for all periods presented.

The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 78% of the Company’s consolidated revenue for the year ended December 31, 2006. Advertising revenue is largely comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy in general, on both a national and local level, and in individual business sectors. The Company’s advertising revenue experiences seasonality, with the first quarter typically being the lowest. Due to the recent decreasing revenue trend, advertising revenue for the third quarter of 2006 is lower than advertising revenue for the first quarter of 2006. Advertising revenue is recognized upon publication of the advertisement.

Approximately 20% of the Company’s revenue for the year ended December 31, 2006 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expenses, which includes benefits, were approximately 26% of the Company’s total operating revenue and other editorial, production and distribution costs were approximately 19% of the Company’s total operating revenue for the year ended December 31, 2006. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented approximately 16% of the Company’s total operating revenue for the year ended December 31, 2006. Newsprint prices are subject to fluctuation as newsprint is a commodity and can vary significantly from period to period. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Consolidated Statement of Operations. Corporate expenses, representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock compensation, corporate wages and benefits and other public company costs, represented 12% of total operating revenue for the year ended December 31, 2006.

Management fees paid to Ravelston, RMI and other affiliated entities and costs related to corporate aircraft were incurred at the corporate level. With the termination of the management services agreements effective June 1, 2004 and the sale of one aircraft and lease cancellation of the other, similar charges are not expected to be incurred in future periods. However, litigation against the Company related to the lease cancellation was settled on December 22, 2005 resulting in a charge of $0.8 million included in “Other income (expense), net” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005. See Note 22(a) to the consolidated financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation.

Developments Since December 31, 2006

The following events may impact the Company’s consolidated financial statements for periods subsequent to those covered by this report.

On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in Cardinal Value Equity Partners, L.P. v. Black, et al. The settlement provided for $50.0 million to be paid to the Company. The settlement, which was conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies was approved by the Delaware Court of Chancery in November 2006 and was received by the Company in January 2007. The $50.0 million settlement was included in “Other current assets” at December 31, 2006 in the Company’s Consolidated Balance Sheet. Approximately $2.5 million of this settlement was paid to Cardinal’s counsel as attorney fees in January 2007.

On February 26, 2007, the Company received a report from the Special Committee regarding the results of the Special Committee’s previously disclosed investigation into stock option awards to executives and key employees through 2003, when the Company ceased granting stock options. The investigation concluded that the grant measurement dates used to account for some stock option awards between 1999 and 2002 were incorrect. The Company has reviewed and evaluated the results of the Special Committee investigation and recent guidelines established by the SEC.

On February 28, 2007, the Audit Committee of the Board of Directors of the Company, after reviewing all factors it deemed relevant, determined that prior year financial statements will be restated as a result of the stock option backdating. See footnote 6 to Item 6 “— Selected Financial Data” and Note 2 to the consolidated financial statements.

Significant Transactions in 2006

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to $9.2 million for the year ended December 31, 2006, are included in “Other operating costs” in the Consolidated Statement of Operations. An additional $9.6 million in severance was incurred in 2006 not related directly to the reorganization, of which $2.6 million and $7.0 million are included in “Other operating costs” and “Corporate expenses,” respectively, in the Consolidated Statement of Operations. These estimated costs have been recognized in accordance with SFAS No. 88 (as amended) related to incremental voluntary termination severance benefits and SFAS No. 112 for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of December 31, 2006, approximately 160 employees had accepted voluntary termination and an additional 65 employees were involuntarily terminated. The Company realized the remainder of the targeted workforce reduction through attrition.

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian Newspaper Operations, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger Canadian Newspapers, Limited Partnership and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($17.8 million including interest and foreign exchange effects as of December 31, 2006). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $20.3 million, net of taxes, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the year ended December 31, 2006.

On March 15, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate value of $50.0 million of the Company’s common stock in the open market and privately negotiated transactions. The stock purchase program began following the filing of the 2005 Form 10-K filed with the SEC on March 31, 2006. The Company completed this program, purchasing an aggregate of approximately 6.2 million shares for approximately $50.0 million, including related transaction fees.

In March 2006, the Company and Black reached an agreement over past legal fees to be paid on behalf of Black. Under the agreement, the Company agreed to advance specified percentages of Black’s legal fees in particular matters going forward. See “Legal Proceedings — Black v. Hollinger International Inc., filed on May 13, 2005.”

The costs incurred by the Company in connection with its investigations, disputes and legal proceedings relating to transactions between the Company and certain former executive officers and directors are summarized in the following table:

				Incurred Since
	Year Ended December 31,			Inception through
	2006	2005	2004	December 31, 2006(5)
	(In thousands)

Special Committee investigation costs (1)	$4,743	$19,044	$26,605	$57,464
Litigation costs(2)	6,376	3,601	15,522	26,945
Indemnification fees and costs(3)	18,949	23,363	17,997	61,938
Recoveries(4)	(47,475)	(32,375)	—	(79,850)

	$(17,407)	$13,633	$60,124	$66,497

(1)	Costs and expenses arising from the Special Committee’s investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware Litigation. In 2006, these costs include a $3.5 million settlement paid to Tweedy Browne in the second quarter in settlement for legal fees.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company or resulting from criminal proceedings.

(4)	Represents recoveries directly resulting from the investigation activities including approximately $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers which is net of approximately $2.5 million paid to Cardinal’s counsel as attorney fees directly attributable to this settlement. This settlement was approved by the Delaware Court of Chancery in November 2006, and received by the Company in January 2007. In 2005, the Company received approximately $30.3 million in a settlement with Torys and $2.1 million in recoveries of indemnification payments from Black. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively, which are included in “Other income (expense), net” in the Consolidated Statements of Operations. See Notes 19, 22(a) and 23(a) to the consolidated financial statements.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative net costs from that date.

On April 27, 2006, the Company filed with the SEC a Form S-8 registering shares to be issued under the Hollinger International Inc. 1999 Stock Incentive Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the suspension of option exercises that had been in effect since May 1, 2004 (the “Suspension Period”) would end on May 1, 2006 related to vested options under the Company’s stock incentive plans. Participants of the stock incentive plans whose employment had been terminated received 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment. During this period, current and former employees and Directors exercised approximately 1.4 million options and approximately 1.6 million options expired after the 30 day period. The shares related to options exercised were issued from the Company’s Treasury Stock.

On May 17, 2006, the Company announced that its Board of Directors authorized the repurchase of common stock utilizing approximately $8.2 million of proceeds from the sale of Hollinger Digital LLC and $9.6 million of proceeds from stock options exercised in 2006. In addition, on June 13, 2006 the Company announced that its Board of Directors had authorized an additional $50.0 million for the repurchase of common stock. Through December 31, 2006, the Company repurchased approximately 6.0 million shares for approximately $45.7 million, including related transaction fees, out of the $67.8 million authorized subsequent to the program announced on March 15, 2006.

On June 13, 2006, our stockholders approved the amendment of the Hollinger International Inc. Restated Certificate of Incorporation, changing the Company’s name to Sun-Times Media Group, Inc., which became effective on July 17, 2006. The Company’s stock symbol on the NYSE changed from HLR to SVN.

On June 13, 2006, the Company announced that Raymond G.H. Seitz was elected non-Executive Chairman of the Board of Directors. Paris, the previous Chairman, retained the position of President and CEO (until November 15, 2006).

On July 13, 2006, Stanley M. Beck and Randall C. Benson submitted their resignations from the Company’s Board of Directors.

On September 13, 2006 the Company announced its intention to close its New York corporate office and relocate its remaining New York-based corporate functions to its Chicago headquarters, which occurred in the fourth quarter of 2006. The Company’s New York-based former CEO and President and the Vice President, General Counsel and Secretary terminated employment effective December 29, 2006. The position of Vice President, General Counsel was assumed by the Assistant General Counsel, who has been based in Chicago since January 2005. See Note 4 to the consolidated financial statements.

On November 15, 2006, the Company announced the appointment of Cyrus F. Freidheim, a member of the Board of Directors, as President and CEO.

In November 2006, the Delaware Court of Chancery approved the settlement of Cardinal Value Equity Partners L.P. v. Black, et al., which provided for $50.0 million to be paid to the Company. The Company received the settlement in January 2007 and paid Cardinal’s counsel approximately $2.5 million as attorney fees.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined approximately 5% during 2006 for the greater Chicago market versus the comparable period in 2005. The equivalent advertising revenue for the Sun-Times Media Group declined approximately 10% in the year ended December 31, 2006. Based on these market conditions and the potential of these negative trends continuing, the Company is considering a range of options to address the resulting significant shortfall in performance and cash flow. The Company suspended paying quarterly dividends effective December 2006. See “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, goodwill, intangible assets, income taxes, pensions and other postretirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Accruals for Contingent Tax Liabilities

At December 31, 2006, the Company’s Consolidated Balance Sheet includes $990.8 million of accruals intended to cover contingent liabilities for taxes and interest it may be required to pay in various tax jurisdictions. A substantial portion of the accruals relates to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken. The Company may also be subject to penalties. The ultimate resolution of these tax contingencies will be dependent upon a number of factors, including discussions with taxing authorities and the nature, extent and timing of any restitution or reimbursement received by the Company.

The Company believes that the accruals that have been recorded are adequate to cover the tax contingencies. If the ultimate resolution of the tax contingencies is more or less favorable than what has been assumed by management in determining the accruals, the accruals may ultimately be excessive or inadequate in amounts that are not presently determinable, but such amounts may be material to the Company’s consolidated financial position, results of operations, and cash flows. See “Recent Accounting Pronouncements.”

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Potential Impairment of Goodwill

The Company has significant goodwill recorded in its Consolidated Balance Sheets. The Company is required to determine at least annually, whether or not there has been any permanent impairment in the value of these assets. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising spending, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-term negative change in the demographics of newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. Certain negative trends in advertising spending and declines in circulation have not been significant enough to result in a permanent impairment of the Company’s goodwill.

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

Defined Benefit Pension Plans and Postretirement Benefits

The Company sponsors several defined benefit pension and postretirement benefit plans for domestic and foreign employees. These defined benefit plans include pension and postretirement benefit obligations, which are calculated based on actuarial valuations. In determining these obligations and related expenses, key assumptions are made concerning expected rates of return on plan assets and discount rates. In making these assumptions, the Company evaluates, among other things, input from actuaries, expected long-term market returns and current high-quality bond rates. The Company will continue to evaluate the expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and postretirement obligations and expenses in the future.

Unrecognized actuarial gains and losses are recognized by the Company over a period of approximately 12 years, which represents the weighted-average remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience, changes in assumptions and from differences between expected returns and actual returns on assets. At the end of 2006, the Company had unrecognized net actuarial losses of $76.5 million. These unrecognized amounts could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106 “Employers Accounting for Postretirement Benefits Other than Pensions” (“SFAS No. 106”).

During 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Company has adopted the SFAS No. 158 requirements for the December 31, 2006 financial statements and disclosures. SFAS No. 158 requires the Company to recognize the unrecognized actuarial gains and losses as a component of other comprehensive income, net of tax, in the equity section of the balance sheet. Amounts recognized in other comprehensive income will be adjusted in subsequent periods as they are recognized as a component of net periodic benefit cost pursuant to the recognition and amortization provisions of SFAS No. 87 and No. 106.

During 2006, the Company made contributions of $3.3 million to defined benefit pension plans. Global capital market and interest rate fluctuations could impact future funding requirements for such plans. If the actual operation of the plans differs from the assumptions, additional Company contributions may be required. If the Company is required to make significant contributions to fund the defined benefit pension plans, reported results could be adversely affected, and the Company’s cash flow available for other uses would be reduced. The Company expects to contribute approximately $9.3 million to these plans in 2007.

Restatements and Reclassifications

As described in footnote 6 to Item 6 “— Selected Financial Data” and Note 2 to the consolidated financial statements, the Company has restated the financial statements and related data for prior periods. The following discussion and analysis of results of operations and financial condition is based on such restated financial information. As previously stated, all amounts relate to continuing operations unless otherwise noted. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation. See Note 1(r) to the consolidated financial statements.

Results of Operations for the Years ended December 31, 2006, 2005 and 2004

The following table sets forth for the periods indicated, certain items derived from the Consolidated Statements of Operations.

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
		(Restated)	(Restated)

Statement of Operations Data:
Operating revenue:
Advertising	$324,607	$357,820	$362,355
Circulation	83,556	88,150	90,024
Job printing	8,260	9,194	8,648
Other	2,277	2,725	3,412

Total operating revenue	418,700	457,889	464,439
Operating costs and expenses:
Cost of sales:
Wages and benefits	110,329	110,458	108,671
Newsprint and ink	67,196	72,004	71,000
Other	79,204	76,211	75,285

Total cost of sales	256,729	258,673	254,956

Selling, general and administrative:
Sales and marketing	66,499	73,537	75,487
Other operating costs(1)	66,244	47,834	7,051
Corporate expenses(2)	51,707	43,406	66,551
Indemnification, investigation and litigation costs, net of recoveries	(17,407)	13,633	60,124

Total selling, general and administrative	167,043	178,410	209,213

Depreciation	21,992	18,664	19,257
Amortization	11,886	12,057	11,852

Total operating costs and expenses	457,650	467,804	495,278

Operating loss	(38,950)	(9,915)	(30,839)
Interest expense	(704)	(935)	(19,824)
Interest and dividend income	16,813	11,625	11,427
Other income (expense), net	2,642	(3,839)	(87,790)

Loss from continuing operations before income taxes	(20,199)	(3,064)	(127,026)
Income taxes	57,431	42,467	29,462

Loss from continuing operations	(77,630)	(45,531)	(156,488)

Earnings from discontinued operations (net of income taxes)	20,957	33,965	390,228

Net earnings (loss)	$(56,673)	$(11,566)	$233,740

Loss per share from continuing operations	$(0.91)	$(0.50)	$(1.73)

Net earnings (loss) per share	$(0.66)	$(0.13)	$2.58

(1)	Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency. See Note 17 to the consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Gain on sale of assets	$(80)	$(67)	$(44,878)
Reorganization costs	9,201	—	—
Severance expense	2,642	117	1,242
Restitution and settlement costs — circulation matters	505	—	2,880
Write-down of intangible assets	—	—	1,833
Write-down of capitalized software	882	—	—
Reserve for contract disputes	800	—	—

(2)	Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency. See Note 17 to the consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Management fees	$—	$—	$500
Aircraft costs	—	—	449
Loss on sale of newspaper operations	—	—	7,900
Directors and officers insurance fee	—	—	5,400
Severance expense	6,954	1,125	224
Unclaimed property costs	2,000	—	—

Basis of Presentation

The Company’s Sun-Times News Group newspaper operation is on a 52 week/53 week accounting cycle. This generally results in the reporting of 52 weeks or 364 days in each annual period. However, the year ended December 31, 2006 contained 53 weeks. This additional week added approximately $5.0 million to advertising revenue, $1.5 million to circulation revenue, $6.6 million to total operating revenue, $4.5 million to cost of sales ($2.1 million in wages and benefits, $1.0 million in newsprint and ink and $1.4 million in other costs), $0.6 million in sales and marketing expenses and $1.0 million in other selling, general and administrative expenses. As a result, the 53rd week added approximately $0.5 million in operating income as well as earnings from continuing operations before income taxes. The Statement of Operations Data above and the following discussion include the impact of the 53rd week. Note that Corporate and indemnification, investigation and litigation costs, net are presented on a calendar year basis in all years.

2006 Compared with 2005

Loss from Continuing Operations — Overview

Loss from continuing operations in 2006 amounted to $77.6 million, or a loss of $0.91 per share, compared to a loss of $45.5 million in 2005, or a $0.50 loss per share. The increase in loss from continuing operations of $32.1 million was largely due to lower revenue in 2006 of $39.2 million, an increase in corporate expenses of $8.3 million, an increase in income tax expense of $15.0 million and increase in other operating costs of $18.4 million. These amounts were partially offset by a decrease in indemnification, investigation and litigation costs, net of $31.0 million to a net recovery of $17.4 million (reflecting a net $47.5 million directors and officers insurance recovery) in 2006 from costs of $13.6 million in 2005 (net of $32.4 million in recoveries resulting from a settlement with Torys LLP and the recovery of indemnification payments from Black), lower sales and marketing expense of $7.0 million and an improvement in other income (expense) of $11.9 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in 2006 was $418.7 million and $39.0 million, respectively, compared with operating revenue of $457.9 million and an operating loss of $9.9 million in 2005. The decrease in operating revenue of $39.2 million compared to the prior year is largely a reflection of a decrease in advertising revenue of $33.2 million and circulation revenue of $4.6 million. The $29.0 million increase in operating loss in 2006 is primarily due to the $39.2 million decrease in total operating revenues, an increase in other operating costs of $18.4 million, which was largely due to severance payments, professional fees and infrequent items and an increase in corporate expenses of $8.3 million, which was largely in legal and professional fees and severance expense. These increases were partially offset by lower indemnification, investigation and litigation costs, net of $31.0 million, including recoveries of $47.5 million and $32.4 million, in 2006 and 2005, respectively, and lower sales and marketing costs of $7.0 million.

Operating Revenue

Operating revenue was $418.7 million in 2006 compared to $457.9 million in 2005, a decrease of $39.2 million. As previously noted, the effect of the 53rd week added $6.6 million to operating revenue.

Advertising revenue was $324.6 million in 2006 compared with $357.8 million in 2005, a decrease of $33.2 million or 9.3%. The decrease was largely a result of lower retail advertising revenue of $14.4 million, lower classified advertising of $16.4 million and lower national advertising revenue of $6.7 million, partially offset by increased Internet advertising revenue of $4.3 million.

Circulation revenue was $83.6 million in 2006 compared with $88.2 million in 2005, a decrease of $4.6 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

Operating Costs and Expenses

Total operating costs and expenses in 2006 were $457.7 million, compared with $467.8 million in 2005, a decrease of $10.2 million. This decrease is largely reflective of lower indemnification, investigation and litigation costs, net of $31.0 million, reflecting settlements in 2006 and 2005 of $47.5 million and $32.4 million, respectively, lower cost of sales of $1.9 million, which includes lower newsprint and ink expense of $4.8 million and lower sales and marketing expenses of $7.0 million. These decreases were partially offset by higher other operating costs of $18.4 million, higher corporate expenses of $8.3 million and higher depreciation and amortization expense of $3.2 million. As previously noted, the effect of the 53rd week added approximately $6.1 million to total operating costs and expenses.

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $256.7 million for 2006, compared with $258.7 million for the same period in 2005, a decrease of $1.9 million. Wages and benefits were $110.3 million in 2006 and $110.5 million in 2005, a decrease of $0.1 million. The slight decrease in wages and benefits reflects the impact of workforce reductions resulting from the reorganization offset by merit and union pay increases. See Item 1 “Business — Recent Developments.” Newsprint and ink expense was $67.2 million for 2006, compared with $72.0 million in 2005, a decrease of $4.8 million or approximately 6.7%. Total newsprint consumption in 2006 decreased approximately 18% compared with 2005, and the average cost per metric ton of newsprint in 2006 was approximately 12% higher than in 2005. Other cost of sales increased $3.0 million to $79.2 million in 2006 from $76.2 million in 2005, largely due to higher distribution costs of $2.3 million including professional fees of $0.7 million, largely related to the plant closings and related reorganization activities in the distribution function.

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology, finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net .

Total selling, general and administrative costs were $167.0 million in 2006 compared to $178.4 million for the same period in 2005, a decrease of $11.4 million. Indemnification, investigation and litigation costs, net decreased $31.0 million largely due to the winding down of investigation activities and a $47.5 million insurance settlement recorded in 2006, compared with a $32.4 million settlement in 2005, lower sales and marketing expense of $7.0 million, partially offset by higher other operating costs of $18.4 million and higher corporate expenses of $8.3 million.

Sales and marketing costs were $66.5 million in 2006, compared to $73.5 million in 2005, a decrease of $7.0 million, largely due to lower bad debt expense of $3.0 million and lower wages and benefits of $2.8 million due to workforce reductions resulting from the reorganization of the sales function and integration of sales activities across the group, partially offset by wage increases and additional headcount for strategic marketing capability.

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations. Other operating costs were $66.2 million in 2006, compared to $47.8 million in 2005, an increase of $18.4 million. This increase is largely due to higher severance cost of $11.8 million, of which $9.2 million related to the reorganization, increased professional fees of $2.2 million to support reorganization activities, infrequent items of $2.3 million, (including $0.8 million related to a write-off of a cancelled system development project, $0.8 million reserve for a contract dispute and $0.5 million related to additional legal fees in respect of circulation restitution activities) and higher property and facility expenses of $0.5 million. See Note 17 to the consolidated financial statements.

Corporate operating expenses in 2006 were $51.7 million compared to $43.4 million in 2005, an increase of $8.3 million. This increase is largely due to higher legal and professional fees of $8.0 million reflecting higher internal audit and other compliance activity and professional service fees and $2.0 million for an expense related to an estimated liability for unclaimed property, partially offset by lower compensation expenses of $0.5 million and lower insurance costs, primarily directors and officers of $2.0 million. The decrease in compensation includes lower salary and wages of $5.0 million which reflects lower incentive compensation costs of $1.8 million and duplicative corporate accounting costs in 2005 resulting from the transition of this function from Toronto, Ontario to Illinois. The remaining decrease in compensation is due to lower pension expense of $2.9 million, lower other benefits of $0.4 million, partially offset by a $5.8 million increase in severance expense and an increase in stock-based compensation of $1.9 million. See Notes 15 and 17 to the consolidated financial statements.

Indemnification, investigation and litigation costs, net in 2006 were a net recovery of $17.4 million compared to an expense of $13.6 million in 2005, an improvement of $31.0 million. In 2006, the Company recorded a net recovery of $47.5 million resulting from an insurance settlement and in 2005 the Company recorded $32.4 million in recoveries resulting from a settlement with Torys LLP and the recovery of indemnification payments from Black. Special Committee costs decreased $14.3 million to $4.7 million in 2006 from $19.0 million in 2005 as the investigation activities were winding down. See Note 18 to the consolidated financial statements.

Depreciation and amortization expense in 2006 was $33.9 million compared with $30.7 million in 2005, an increase of $3.2 million. In 2006 the Company recorded additional depreciation expense of $2.7 million related to printing facility closings in Chicago, Illinois, Gary, Indiana and the New York office. Amortization expense includes $7.5 million and $7.7 million in 2006 and 2005, respectively, related to capitalized direct response advertising costs.

As a result of the items noted above, operating loss in 2006 was $39.0 million compared with $9.9 million in 2005, an increased loss of $29.0 million.

Interest and Dividend Income

Interest and dividend income in 2006 amounted to $16.8 million compared to $11.6 million in 2005, an increase of $5.2 million, largely due to higher average cash and cash equivalent balances and higher interest rates.

Other Income (Expense), Net

Other income (expense), net, in 2006 improved by $6.5 million to income of $2.6 million from net expense of $3.8 million in 2005, primarily due to decreased foreign exchange losses of $5.1 million, lower equity in losses of affiliates of $1.5 million and legal and sales tax settlements of $1.6 million in 2005, which were somewhat offset by loss on sale of investments of $0.1 million in 2006 compared to a gain of $2.3 million in 2005. See Note 19 to the consolidated financial statements.

Income Taxes

Income taxes were $57.4 million and $42.5 million in 2006 and 2005, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for deferred tax assets and the impact of intercompany and other transactions between U.S. and foreign entities. Provisions related to contingent liabilities for additional taxes and interest that may be payable amounted to $29.0 million and $81.5 million in 2006, respectively, and $0.6 million and $53.7 million in 2005, respectively. In addition, the Company recognized income tax benefits (including interest) of $39.3 million and $16.2 million in 2006 and 2005, respectively, resulting from reductions of accruals for certain contingent tax liabilities because such accruals were no longer deemed to be necessary. The Company increased the valuation allowance related to its deferred tax assets to give effect to its assessment of the prospective realization of certain future taxes by $5.4 million in 2006 and $8.9 million in 2005. Intercompany and other transactions resulted in expense of $2.2 million and $4.6 million in 2006 and 2005, respectively. See Note 20 to the consolidated financial statements.

2005 Compared with 2004

Loss from Continuing Operations — Overview

Loss from continuing operations in 2005 amounted to $45.5 million, or a loss of $0.50 per share, compared to a loss of $156.5 million in 2004, or a $1.73 loss per share. The decrease in loss from continuing operations of $111.0 million was due to a decrease in indemnification, investigation and litigation costs, net of $46.5 million to $13.6 million (net of $32.4 million in recoveries resulting from a settlement with Torys LLP and indemnification payments from Black) in 2005 from $60.1 million in 2004, a loss in 2004 of $60.4 million related to premiums, fees and other costs to purchase and retire the 9% Senior Notes due 2010 (the “9% Senior Notes”) and related derivatives, a loss in 2004 of $22.7 million related to a special purpose trust (the “Participation Trust”) and related debentures issued by CanWest (the “CanWest Debentures”) and for which the Company retained foreign exchange rate risks between the Canadian and U.S. dollar, lower interest expense of $18.9 million, largely due to the repayment of the Senior Notes and lower compensation, insurance, legal and professional, sales and marketing expense, and circulation restitution costs aggregating $15.6 million (as enumerated below). These improvements were partially offset by lower revenue in 2005 of $6.6 million, increased tax expense in 2005 of $13.0 million, and a decrease in gains on sale of operating assets of $36.8 million. See Note 17 to the consolidated financial statements.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in 2005 was $457.9 million and $9.9 million, respectively, compared with operating revenue of $464.4 million and an operating loss of $30.8 million in 2004. The decrease in operating revenue of $6.6 million compared to the prior year is largely a reflection of a decrease in advertising revenue of $4.5 million and circulation revenue of $1.9 million. The $20.9 million decrease in operating loss in 2005 is primarily due to a decrease in indemnification, investigation and litigation costs, net of $46.5 million, including the $32.4 million recovery, and decreased corporate expenses excluding the effect of losses on the sale of assets of $15.1 million. These decreases were somewhat offset by a decrease of $36.8 million in gains on the sale of operating assets, including a real estate joint venture and related assets (see Note 17 to the consolidated financial statements) and the previously mentioned decline in revenue.

Operating Revenue

Operating revenue was $457.9 million in 2005 compared to $464.4 million in 2004, a decrease of $6.6 million.

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

Operating Costs and Expenses

Total operating costs in 2005 were $467.8 million, compared with $495.3 million in 2004, a decrease of $27.5 million. This decrease is largely reflective of lower indemnification, investigation and litigation costs, net of $46.5 million, lower corporate expenses of $23.1 million and lower sales and marketing expenses of $2.0 million. These decreases were partially offset by higher other operating costs of $40.8 million, higher wages and benefits related to cost of sales of $1.8 million and higher newsprint and ink expenses of $1.0 million.

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $258.7 million for 2005, compared with $255.0 million for the same period in 2004 an increase of $3.7 million. Wages and benefits were $110.5 million in 2005 and $108.7 million in 2004, an increase of $1.9 million or approximately 1.7% reflecting merit and union pay increases. Newsprint and ink expense was $72.0 million for 2005, compared with $71.0 million in 2004, an increase of $1.0 million or approximately 1.4%. Total newsprint consumption in 2005 decreased approximately 9% compared with 2004, and the average cost per metric ton of newsprint in 2005 was approximately 12% higher than in 2004. Other cost of sales increased $0.9 million to $76.2 million in 2005 from $75.3 million in 2004, largely due to increased production costs.

Included in selling, general and administrative costs are sales and marketing, other operating costs including administrative support functions, such as information technology and finance, corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $178.4 million in 2005 compared to $209.2 million for the same period in 2004, a decrease of $30.8 million. Indemnification, investigation and litigation costs, net decreased $46.5 million, corporate expenses excluding losses on the sale of assets decreased $15.1 million reflecting lower compensation expense of $9.1 million and in 2004 the Company had expenses of $2.9 million related to circulation restitution and a write-off of intangible assets of $1.8 million, neither of which reoccurred in 2005. These items were offset by lower gains on sales of operating assets of $36.8 million to $0.2 million in 2005, compared to $36.9 million in 2004.

Sales and Marketing costs were $73.5 million in 2005, compared to $75.5 million in 2004 a decrease of $2.0 million, largely due to lower advertising and marketing expense of $2.1 million in 2005.

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations and were $47.8 million in 2005, compared to $7.1 million in 2004, a decrease of $40.8 million. This decrease is largely due to lower gain on disposal of operating assets of $44.8 million and higher compensation expense in 2005 of $2.8 million, partially offset by circulation restitution costs in 2004 of $2.9 million, intangible assets written off in 2004 of $1.8 million and lower insurance costs of $3.8 million in 2005.

Corporate operating expenses in 2005 were $43.4 million compared to $66.6 million in 2004, a decrease of $23.1 million, largely due to a decrease in compensation costs of $9.1 million, lower legal and professional fees of $1.0 million and lower public company costs of $1.4 million. In addition, in 2004 the Company recorded a $7.9 million loss related to the sale of publishing interests in prior years. The decrease in compensation costs of $9.1 million mentioned above is largely made up of a $10.9 million decrease in stock-based compensation, lower Canadian pension and postretirement costs of $2.7 million, partially offset by higher wages and benefit costs of $3.6 million and higher severance expense of $0.9 million.

Indemnification, investigation and litigation costs, net in 2005 were $13.6 million compared to $60.1 million in 2004, a decrease of $46.5 million, including $32.4 million in recoveries resulting from a settlement with Torys and the recovery of indemnification payments from Black. In addition, Special Committee costs decreased by

$7.6 million and litigation costs decreased by $11.9 million partially offset by an increase in indemnification costs of $5.4 million. See Note 18 to the consolidated financial statements.

Depreciation and amortization expense in 2005 was $30.7 million compared with $31.1 million in 2004, a reduction of $0.4 million. This expense includes $7.7 million and $7.3 million in 2005 and 2004, respectively, related to amortization of capitalized direct response advertising costs.

As a result of the items noted above, operating loss in 2005 was $9.9 million compared with $30.8 million in 2004, an improvement of $20.9 million.

Interest Expense

Interest expense was $0.9 million and $19.8 million in 2005 and 2004, respectively. The decrease in interest expense largely reflects the retirement of the 9% Senior Notes and related derivatives in July 2004.

Interest and Dividend Income

Interest and dividend income in 2005 of $11.6 million approximated the $11.4 million in 2004.

Other Income (Expense), Net

Other income (expense), net, in 2005 improved by $84.0 million to net expense of $3.8 million from net expense of $87.8 million in 2004, primarily due to costs associated with the retirement of the Company’s 9% Senior Notes of $60.4 million in 2004, a loss related to the Participation Trust and related CanWest Debentures of $22.7 million in 2004 and lower equity in losses of affiliates of $2.1 million, partially offset by increased foreign exchange losses of $3.8 million and a decrease in income from settlements with former officers of $1.7 million. See Note 19 to the consolidated financial statements.

Income Taxes

Income taxes were $42.5 million and $29.5 million in 2005 and 2004, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for deferred tax assets and the impact of intercompany and other transactions between U.S. and foreign entities. Provisions related to contingent liabilities to cover additional taxes and interest that may be payable amounted to $54.3 million in 2005 and $54.8 million in 2004. In addition, the Company recognized an income tax benefit of $16.2 million and $10.7 million in 2005 and 2004, respectively, related to certain contingent tax liabilities that were no longer deemed to be necessary. The Company increased the valuation allowance related to its deferred tax assets to give effect to its assessment of the prospective realization of certain future tax benefits by $8.9 million in 2005 and $38.6 million in 2004. Intercompany and other transactions resulted in expense of $4.6 million and $12.3 million in 2005 and 2004, respectively. See Note 20 to the consolidated financial statements.

Liquidity and Capital Resources

Liquid Assets

The following table summarizes the Company’s liquid assets as of the dates indicated:

	December 31,	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents	$186,318	$198,388
Short-term investments	—	57,650
Settlement proceeds receivable included in “Other current assets”(1)	50,000	—

Total liquid assets	$236,318	$256,038

(1)	Represents $50.0 million settlement included in “Other current assets” at December 31, 2006 in the Company’s Consolidated Balance Sheet and which was received by the Company in January 2007. Approximately $2.5 million of this settlement was paid to Cardinal’s counsel as attorney fees in January 2007.

Cash and cash equivalents and short-term investments decreased to $186.3 million at December 31, 2006 from $256.0 million at December 31, 2005, a decrease of $69.7 million. This decrease was primarily the result of the repurchase of common stock of $95.7 million, payment of dividends of $17.2 million and cash used in continuing operations of $60.7 million, partially offset by proceeds from the sale of newspaper operations of $86.6 million and proceeds from exercise of stock options of $9.9 million.

Sun-Times Media Group, Inc. is a holding company and its assets consist primarily of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its subsidiaries through dividends, intercompany advances and other payments. Similarly, the Company’s ability to pay any future dividends on its common stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and may be subject to or become subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends or repatriate funds to the United States. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization, if such an event were to occur, would be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has recorded accruals to cover contingent liabilities related to additional taxes it may be required to pay in various tax jurisdictions, as well as additional interest and certain penalties that may become payable in respect to these tax matters. The accruals are presented as other tax liabilities classified as follows in the Company’s Consolidated Balance Sheets (see Note 20 to the consolidated financial statements):

	December 31,	December 31,
	2006	2005
	(In thousands)

Classified as current liabilities	$605,334	$557,012
Classified as non-current liabilities	385,436	363,495

	$990,770	$920,507

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any cash payments the Company may be required to make remain uncertain. Efforts to resolve or settle certain of these tax issues, for amounts that could be substantially less than the related accruals, could be successful in 2007. In such an event, a substantial portion of the Company’s cash and cash equivalent balances, as reflected on the Consolidated Balance Sheet at December 31, 2006 (which include cash and cash equivalent balances of $135.1 million of the Company’s non-U.S. operations), could be utilized to fund such resolution or settlement. Although the Company is making progress in resolving or settling certain tax issues, such progress is not sufficiently advanced to the degree or with the level of finality that would cause the Company to adjust its accruals for income tax liabilities.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Newspaper print advertising revenue for the Sun-Times News Group declined approximately 10% during 2006 as compared to 2005. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company is considering a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments beginning in the fourth quarter of 2006.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, the operating performance of the Company continues to result in the use of cash to fund continuing operations, particularly in respect of indemnification and litigation costs, rather than the generation of cash from continuing operations.

As discussed under Item 3 “— Legal Proceedings” above, the Company is currently involved in several legal actions as both plaintiff and defendant and is funding significant amounts under indemnification agreements to certain former officers and directors. The actions are in various stages and it is not yet possible to determine their ultimate outcome. At this time, the Company cannot estimate the impact these actions and the related legal fees and indemnification obligations may have on its future cash requirements. However, such requirements may be significant and may exceed amounts that may be recovered through insurance claims or otherwise.

Other

The Company expects that its liquid assets at December 31, 2006 are sufficient to support its operations and meet its obligations into 2008. However, the Company is currently reviewing potential sources of additional liquidity, which may include the sale of certain assets.

Cash Flows

Cash flows used in continuing operating activities were $60.7 million for 2006, a $85.2 million improvement compared with $145.8 million used in continuing operating activities in 2005. The comparison of operating cash flows between years is affected by several key factors. The net loss from continuing operations has increased by $32.1 million from $45.5 million in 2005 to $77.6 million in 2006. The $47.9 million increase in other current assets in 2006 includes a $50.0 million settlement recorded in 2006 that is due from certain of the Company’s insurance carriers; the cash was received in January 2007. In 2005, the payment of current tax liabilities amounted to $184.4 million, largely related to the taxes attributable to the taxable gain from the 2004 sale of the Telegraph Group. Other than the above items, the change was largely attributable to changes in the timing of the cash impact of payables and accruals and accounts receivable.

Cash flows provided by investing activities in 2006 were $145.7 million compared with cash flows provided by investing activities of $492.1 million in 2005. The decrease of $346.4 million in cash provided by investing activities is primarily the result of the year over year variance of $416.8 million in proceeds from net sales of short-term investments, partially offset by higher net proceeds of $47.9 million received from the sale of the remaining Canadian Newspaper Operations in 2006. Aggregate purchases of property, plant and equipment and investments and other non-current assets in 2006 were $9.1 million lower than in 2005 and the Company received $13.7 million higher proceeds from the disposal of investments and other assets in 2006 than in 2005.

Cash flows used in financing activities were $102.1 million in 2006 and $528.9 million in 2005. The $426.7 million decrease in cash used in financing activities primarily reflects the special dividends paid in 2005 of $498.7 million and cash received in respect of option exercises of $10.7 million in 2006, partially offset by the repurchase of common stock of $95.7 million.

Debt

Long-term debt, including the current portion, was $6.9 million at December 31, 2006 compared with $8.1 million at December 31, 2005.

Leases

The Company is party to several leases for facilities and equipment. These leases are operating leases in nature.

Capital Expenditures

The Company has funded its recurring capital expenditures out of cash provided by operating activities or existing cash balances and anticipates that it will be able to do so for the foreseeable future. The Company expects capital expenditures in 2007 to be generally in-line with 2006 and 2005 expenditures. During 2006 and 2005, the Company capitalized approximately $7.5 million and $8.5 million, respectively, of direct response advertising costs.

Dividends and Other Commitments

On December 13, 2006, the Company announced that its Board of Directors reviewed its dividend policy and voted to suspend the Company’s quarterly dividend of five cents ($0.05) per share.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Commercial Commitments and Contractual Obligations

In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2006, letters of credit in the amount of $9.3 million were outstanding which are largely collateralized by restricted cash accounts.

Set out below is a summary of the amounts due and committed under the Company’s contractual cash obligations at December 31, 2006:

		Due in
		1 Year or	Due between	Due between	Due over
	Total	Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

9% Senior Notes	$6,000	$—	$—	$6,000	$—
Other long-term debt	908	867	38	3	—
Operating leases	51,252	5,732	9,559	6,876	29,085

Total contractual cash obligations	$58,160	$6,599	$9,597	$12,879	$29,085

In addition to amounts committed under its contractual cash obligations, the Company also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of certain of its assets. The Company is also involved in various matters in litigation. For more information on the Company’s contingent obligations, see Item 3 “— Legal Proceedings” and Note 22 to the consolidated financial statements.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for the recognition and measurement of uncertain income tax positions in the financial statements (generally referred to as contingent tax liabilities by the Company) as the amount “more likely than not” to be sustained by the relevant taxing authority. The tax position is measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on January 1, 2007 and does not expect that the adoption of FIN 48 will have a material impact on its financial position or results of operations. The Company’s expectation is based on an item by item evaluation, the state of its ongoing audits by, and discussion with, various taxing authorities and the complex nature of its contingent tax liabilities. However, due to the significance and complexities of the contingent liabilities, it is possible that the ultimate resolution of the liability may differ materially from the amounts recognized in the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for the Company’s financial statements issued after November 15, 2007; however, earlier application is encouraged. The Company does not expect such adoption to have a material impact on its financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Newsprint.  On a consolidated basis, newsprint expense for continuing operations for the years ended December 31, 2006, 2005 and 2004 amounted to $64.0 million, $69.2 million and $67.8 million, respectively. The Company takes steps to ensure sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during 2006, a change in the price of newsprint of $50 per metric ton would have increased or decreased the loss from continuing operations for the year ended December 31, 2006 by approximately $2.8 million. The average price per metric ton of newsprint was approximately $675 in 2006 versus approximately $600 in 2005. Management believes that newsprint prices may continue to show significant price variation in the future.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s businesses.

Interest Rates.  At December 31, 2006, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have an effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Changes in the value of the United States dollar against other currencies can therefore affect net earnings. Based on earnings and ownership levels for the year ended December 31, 2006, a $0.05 change in the Canadian dollar exchange rate of $0.8818/Cdn. would affect the Company’s reported net loss for the year ended December 31, 2006 by approximately $1.7 million, largely related to income taxes.

See Item 1A “Risk Factors — Risks Related to the Company’s Business and the Industry — The Company has substantial accruals for tax contingencies in a foreign jurisdiction; if payments are required, a portion may be paid with funds denominated in U.S. dollars.”

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning at page 68 of this 2006 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its CEO and its CFO. Based on that evaluation, for the reasons and in respect of the matters noted below in the ensuing management’s report on internal control over financial reporting, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2006 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission

(“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was ineffective as of December 31, 2006, as a result of the following material weaknesses:

Ineffective Control Environment:  The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment were identified as of December 31, 2006:

•	The Company lacked formal training programs, formal job descriptions or policy and procedure manuals to clearly communicate management’s and employees’ roles and responsibilities in the Company’s internal control over financial reporting.

•	The controls related to the review of journal entries and account reconciliations were not operating effectively. Specifically, there were inconsistencies in the supporting documentation, and the retention thereof, related to journal entries and account reconciliations and in some cases the supporting documentation was not sufficient to evidence the adequacy and/or timeliness of the review.

•	There were no formal written or consistent policies and procedures and an ineffective assignment of authority and responsibility for the initiation and processing of transactions in key areas. Although certain procedures and controls were established, compliance was not effectively monitored, and neither employees nor management demonstrated an understanding of the purpose or importance of the controls.

•	The Company did not have formal code of conduct training programs or ethics training programs in place.

•	The material weakness in information technology (“IT”) general controls, described below, weakened the Company’s control environment and also results in a material weakness due to a design deficiency in controls relying on information, including reports, obtained from the Company’s information systems.

IT General Controls:  The Company’s IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2006. Numerous and pervasive deficiencies were identified related to the absence of segregation of duties, an inadequate IT staff to support multiple and incompatible applications and inappropriate access to application source code, data and functions. In addition, complete, formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. These IT general controls deficiencies affected the control environment and the operation of key accounting and financial reporting processes.

Income Taxes:  The Company lacked controls over accounting for uncertain tax positions and foreign deferred income taxes as there was an absence of appropriate documentation or institutional knowledge of numerous complex historical transactions.

These material weaknesses resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the Company’s internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting and Other Remediation

As of December 31, 2005, the Company disclosed material weaknesses in internal control over financial reporting. These material weaknesses were also disclosed in the first three quarters of 2006, along with the remediation management has undertaken. Significant changes made during the nine months ended September 30, 2006 included the following:

•	A significant reorganization of the Company’s operations was initiated, which includes a planned redesign of key operational processes in the Company.

•	An internal audit plan was approved by the Audit Committee and executed.

•	A vice-president of information technology was hired to oversee and restructure all areas of the Company’s information technology function. Certain key managers were also hired to enhance the capabilities and improve general controls within this function.

•	The Company engaged an outside service provider to perform an assessment of current anti-fraud activities and to review the methods of communication related to anti-fraud measures.

•	The Company’s Audit Committee was reconstituted and all three members of the Committee possess significant financial expertise.

•	A director of internal audit was hired to oversee the internal audit function staffed by an outside service provider. This function reports directly to the Audit Committee.

Changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include:

•	The Company completed implementation of a new “whistleblower” hotline through an outside service provider which assures confidential reporting, if requested, and internet reporting and tracking capabilities.

•	The Company hired two additional internal auditors to supplement the staffing provided by an outside service provider.

Since December 31, 2006, the Company has made and continues to make additional material changes in internal control over financial reporting, including the following:

•	A significant process redesign and documentation effort related to the Company’s most significant business processes was initiated, which includes a planned redesign of key revenue processes in the Company.

•	An outside service provider was selected to develop an ethics and code of conduct training program which will incorporate the importance of maintaining effective internal control over financial reporting and the role employees and managers have in such controls. A director of training and development was also hired to oversee this and other training efforts and employee performance management.

Item 9B.	Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun-Times Media Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Sun-Times Media Group, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sun-Times Media Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

Ineffective Control Environment:  The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment were identified as of December 31, 2006:

•	The Company lacked formal training programs, formal job descriptions or policy and procedure manuals to clearly communicate management’s and employees’ roles and responsibilities in the Company’s internal control over financial reporting.

•	The controls related to the review of journal entries and account reconciliations were not operating effectively. Specifically, there were inconsistencies in the supporting documentation, and the retention thereof, related to journal entries and account reconciliations and in some cases the supporting documentation was not sufficient to evidence the adequacy and/or timeliness of the review.

•	There were no formal written or consistent policies and procedures and an ineffective assignment of authority and responsibility for the initiation and processing of transactions in key areas. Although certain procedures and controls were established, compliance was not effectively monitored, and neither employees nor management demonstrated an understanding of the purpose or importance of the controls.

•	The Company did not have formal code of conduct training programs or ethics training programs in place.

•	The material weakness in information technology (“IT”) general controls, described below, weakened the Company’s control environment and also result in a material weakness due to a design deficiency in controls relying on information, including reports, obtained from the Company’s information systems.

IT General Controls:  The Company’s IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2006. Numerous and pervasive deficiencies were identified related to the absence of segregation of duties, an inadequate IT staff to support multiple and incompatible applications and inappropriate access to application source code, data and functions. In addition, complete, formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. These IT general controls deficiencies affected the control environment and the operation of key accounting and financial reporting processes.

Income Taxes:  The Company lacked controls over accounting for uncertain tax positions and foreign deferred income taxes as there was an absence of appropriate documentation or institutional knowledge of numerous complex historical transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun-Times Media Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Sun-Times Media Group, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sun-Times Media Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Chicago, Illinois
March 16, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to the Company’s directors and executive officers, incorporates by reference the information under the caption “Directors and Executive Officers” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007 (the “Proxy Statement”). The response to this Item required by Items 407(d)(4) and 407(d)(5) of Regulation S-K, with respect to the Audit Committee, incorporates by reference the information under the caption “The Board of Directors and its Committees” in the Proxy Statement.

The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The response to this Item also incorporates by reference the information under the caption “Election of Directors” in the Proxy Statement.

The Company has implemented a Code of Business Conduct and Ethics, which applies to all employees of the Company including each of its CEO, CFO and principal accounting officer or controller or persons performing similar functions. The text of the Code of Business Conduct and Ethics can be accessed on the Company’s website at www.thesuntimesgroup.com. Any changes to the Code of Business Conduct and Ethics will be posted on the Company’s website.

Item 11.	Executive Compensation

The response to this Item required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K incorporates by reference the information under the caption “Compensation of Executive Officers and Directors” of the Company’s Proxy Statement and under the captions “Directors’ Compensation,” “Summary Compensation Table for Named Executive Officers,” “Stock Option Plans,” “Employment and Change of Control Agreements,” “Aggregate Option Exercises During Fiscal 2006, Fiscal Year-End Option Values,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item required by Items 201(d) and 403 of Regulation S-K incorporates by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The response to this Item required by Items 404 and 407(a) of Regulation S-K incorporates by reference the relevant information under the caption “Director Compensation” and “Overview of Investigation of Certain Related Party Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The response to this Item incorporates by reference the information under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Consolidated Financial Statements and Supplemental Schedules.

(2) List of Exhibits

The consolidated financial statements filed as part of this report appear beginning at page 68.

Exhibit
No.		Description of Exhibit	Prior Filing

3.1		Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
3	.1.2	Certificate of Amendment to Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006.
3.2		Bylaws of Hollinger International Inc., as amended.	Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
4.1		Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004.	Incorporated by reference to Exhibit 4.1 to Item 5 of Current Report on Form 8-K dated January 26, 2004.
4.2		Amendment No. 1 to the Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated May 10, 2005.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of Current Report on Form 8-K dated May 11, 2005.
4.3		First Supplemental Indenture among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, dated as of July 13, 2004.	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated August 2, 2004.
4.4		Indenture dated as of December 23, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, National Association.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2002.
10.1		Stock Purchase Agreement by and among Mirkaei Tikshoret Ltd., American Publishing Holdings, Inc. and Hollinger International Inc. dated as of November 16, 2004.	Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.2		Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and CanWest Global Communications Corp. dated as of October 7, 2004.	Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.3		Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of Current Report on Form 8-K dated January 6, 2004.
10.4		Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996.	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.5		Agreement, dated as of May 12, 2005, by and between Hollinger International Inc. and RSM Richter Inc., in its capacity as court appointed receiver and monitor of Ravelston Corporation Limited and Ravelston Management Inc.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

Exhibit
No.	Description of Exhibit	Prior Filing

10.6	Amended Agreement of Compromise and Release of Outside Director Defendants Conditioned on Entry of Appropriate Order dated June 27, 2005.	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.7	Release and Settlement Agreement between Peter Y. Atkinson and Hollinger International Inc. dated April 27, 2004, as amended.	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005 and to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 19, 2005.
10.8	Option Exercise and Escrow Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.9	Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004.	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.10	Second Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of February 23, 2005.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.11	Compromise Agreement among Hollinger International Inc., Telegraph Group Limited and Daniel William Colson dated March 23, 2004.	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.12	Amended and Restated Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.13	Amended and Restated Employment Agreement by and between James R. Van Horn and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.14	Amended and Restated Employment Agreement by and between John Cruickshank and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.15	Amended and Restated Employment Agreement by and between Gregory A. Stoklosa and Hollinger International Inc., dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.16	Amended and Restated Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.17	Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.1 to Item 8.01 of Current Report on Form 8-K dated February 22, 2005.
10.18	Amended Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.2 to Item 1.01 of Current Report on Form 8-K dated January 25, 2006.
10.19	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program.	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

Exhibit
No.	Description of Exhibit	Prior Filing

10.20	Notice dated April 13, 2004 to Option Plan Participants under Hollinger International Inc. 1994 Stock Option Plan, 1997 Stock Incentive Plan, and 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.21	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999.
10.22	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997.
10.23	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980).
10.24	Agreement of Compromise and Release among Cardinal Value Equity Partners, L.P., Hollinger International Inc., Dwayne O. Andreas, Richard R. Burt, Raymond G. Chambers, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Robert S. Strauss, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld of Chelsea, Leslie H. Wexner, Gordon A. Paris, Graham W. Savage and Raymond G.H. Seitz dated May 4, 2005.	Incorporated by reference to Exhibit 10.1 to Item 1.01 of Current Report on Form 8-K dated May 5, 2005.
10.25	Release and Settlement Agreement between Hollinger International Inc. and Torys LLP dated December 6, 2005.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.26	Share Purchase Agreement between HCPH Canadian Newspaper Holdings Co., Glacier Ventures International Corp., 6490239 Canada Inc., Hollinger International Inc. and Jamison Newspapers Inc. dated December 19, 2005.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.27	Share Purchase Agreement between Glacier Ventures International Corp., HCPH Canadian Newspaper Holdings Co. and Hollinger International Inc. dated December 19, 2005.	Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.28	Share Purchase Agreement between 0744062 B.C. Ltd., Glacier Ventures International Corp., Hollinger Canadian Publishing Holdings Co. and Hollinger International Inc. dated January 11, 2006.	Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.29	Hollinger International Inc. 2006 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 99.1 to Item 1.01 of Current Report on Form 8-K dated January 25, 2006.
10.30	Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.31	Amendment, dated November 14, 2006, to Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 99.2 to Item 5.02 of Current Report on Form 8-K dated November 15, 2006.
10.32	Separation Agreement between Sun-Times Media Group, Inc. and James Van Horn dated September 13, 2006.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.

Exhibit
No.	Description of Exhibit	Prior Filing

10.33	Separation Agreement between Sun-Times Media Group, Inc. and Robert T. Smith dated September 13, 2006.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.34	Description of Material Terms of Compensation of Cyrus F. Freidheim, Jr. dated November 14, 2006.	Incorporated by reference to Exhibit 99.1 to Item 5.02 of Current Report on Form 8-K dated November 15, 2006.
10.35	Description of Material Terms of Compensation of William Barker III dated February 28, 2007.
21.1	Significant Subsidiaries of Sun-Times Media Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
(Registrant)

By:	/s/ CYRUS F. FREIDHEIM, JR.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ CYRUS F. FREIDHEIM, JR. Cyrus F. Freidheim, Jr.	President and Chief Executive Officer Director (Principal Executive Officer)	March 16, 2007

/s/ THOMAS L. KRAM Thomas L. Kram	Controller and Chief Accounting Officer(Principal Financial and Accounting Officer)	March 16, 2007

/s/ RAYMOND G. H. SEITZ Raymond G. H. Seitz	Chairman of the Board of Directors	March 16, 2007

/s/ JOHN F. BARD John F. Bard	Director	March 16, 2007

Herbert A. Denton	Director	March , 2007

/s/ JOHN M. O’BRIEN John M. O’Brien	Director	March 16, 2007

/s/ GORDON A. PARIS Gordon A. Paris	Director	March 16, 2007

Graham W. Savage	Director	March , 2007

/s/ RAYMOND S. TROUBH Raymond S. Troubh	Director	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sun-Times Media Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sun-Times Media Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun-Times Media Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

As disclosed in Note 2 to the consolidated financial statements, the Company’s financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun-Times Media Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 16, 2007

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands, except
	share data)
		Restated
		(Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$186,318	$198,388
Short-term investments	—	57,650
Accounts receivable, net of allowance for doubtful accounts of $10,267 in 2006 and $11,756 in 2005	73,346	90,951
Inventories	9,643	12,600
Escrow deposits and restricted cash	26,809	13,350
Assets of operations to be disposed of	—	21,418
Deferred tax asset	34,672	—
Other current assets	62,135	6,785

Total current assets	392,923	401,142
Loan to affiliate	33,685	29,284
Investments	6,422	23,037
Property, plant and equipment, net of accumulated depreciation	178,368	194,354
Intangible assets, net of accumulated amortization	92,591	96,981
Goodwill	124,301	124,104
Prepaid pension asset	49,645	95,346
Non-current assets of operations to be disposed of	—	73,391
Other assets	21,924	27,689

Total assets	$899,859	$1,065,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$867	$7,148
Accounts payable and accrued expenses	110,168	125,007
Dividends payable	—	4,534
Amounts due to related parties	7,995	7,987
Income taxes payable and other tax liabilities	627,385	586,734
Liabilities of operations to be disposed of	—	12,531
Deferred revenue	10,698	11,684

Total current liabilities	757,113	755,625
Long-term debt, less current installments	6,041	919
Deferred income taxes and other tax liabilities	412,410	360,524
Non-current liabilities of operations to be disposed of	—	15,141
Other liabilities	84,078	102,970

Total liabilities	1,259,642	1,235,179

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 64,997,456 shares issued and outstanding, respectively, at December 31, 2006 and 88,008,022 and 75,687,055 shares issued and outstanding, respectively, at December 31, 2005	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding in 2006 and 2005	150	150
Additional paid-in capital	502,127	500,659
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	6,576	20,095
Unrealized gain (loss) on marketable securities	66	(820)
Pension adjustment	(43,412)	(18,777)
Accumulated deficit	(597,050)	(523,229)

	(130,663)	(21,042)
Class A common stock in treasury, at cost — 23,010,566 shares at December 31, 2006 and 12,320,967 shares at December 31, 2005	(229,120)	(148,809)

Total stockholders’ equity (deficit)	(359,783)	(169,851)

Total liabilities and stockholders’ equity (deficit)	$899,859	$1,065,328

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)
		Restated	Restated
		(Note 2)	(Note 2)

Operating revenue:
Advertising	$324,607	$357,820	$362,355
Circulation	83,556	88,150	90,024
Job printing	8,260	9,194	8,648
Other	2,277	2,725	3,412

Total operating revenue	418,700	457,889	464,439
Operating costs and expenses:
Cost of sales:
Wages and benefits	110,329	110,458	108,671
Newsprint and ink	67,196	72,004	71,000
Other	79,204	76,211	75,285

Total cost of sales	256,729	258,673	254,956

Selling, general and administrative:
Sales and marketing	66,499	73,537	75,487
Other operating costs	66,244	47,834	7,051
Corporate expenses	51,707	43,406	66,551
Indemnification, investigation and litigation costs, net of recoveries	(17,407)	13,633	60,124

Total selling, general and administrative	167,043	178,410	209,213

Depreciation	21,992	18,664	19,257
Amortization	11,886	12,057	11,852

Total operating costs and expenses	457,650	467,804	495,278

Operating loss	(38,950)	(9,915)	(30,839)

Other income (expense):
Interest expense	(704)	(935)	(19,824)
Interest and dividend income	16,813	11,625	11,427
Other income (expense), net	2,642	(3,839)	(87,790)

Total other income (expense)	18,751	6,851	(96,187)

Loss from continuing operations before income taxes	(20,199)	(3,064)	(127,026)
Income taxes	57,431	42,467	29,462

Loss from continuing operations	(77,630)	(45,531)	(156,488)

Discontinued operations, net of income taxes:
Earnings from operations of business segments disposed of	199	1,062	7,378
Gain from disposal of business segments	20,758	32,903	382,850

Earnings from discontinued operations	20,957	33,965	390,228

Net earnings (loss)	$(56,673)	$(11,566)	$233,740

Basic and diluted earnings per share:
Weighted average shares outstanding	85,681	90,875	90,486

Loss from continuing operations	$(0.91)	$(0.50)	$(1.73)
Earnings from discontinued operations	0.25	0.37	4.31

Net earnings (loss)	$(0.66)	$(0.13)	$2.58

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
		Restated	Restated
		(Note 2)	(Note 2)

Net earnings (loss)	$(56,673)	$(11,566)	$233,740
Other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax benefit of $4 (2005 — provision of $757; 2004 — provision of $176)	(1,948)	(17,215)	(24,796)
Reclassification adjustment for realized foreign exchange (gains) losses upon the substantial reduction of net investment in foreign operations	(11,571)	1,241	114,111

	(13,519)	(15,974)	89,315

Unrealized gain (loss) on marketable securities arising during the year, net of a related tax benefit of $4 (2005 — net of related tax benefit of $616; 2004 — net of related tax provision of $2,250)	16	(951)	3,993
Reclassification adjustment for realized gains reclassified out of accumulated other comprehensive income (loss), net of related tax benefit of $661 (2005 — net of related tax benefit of $1,851; 2004 — net of related tax benefit of $3,544 and recovery of $1,665)	870	(3,212)	(11,825)

	886	(4,163)	(7,832)

Pension adjustment, net of related tax provision of $13,915 (2005 — net of related tax provision of $1,430 and recovery of minority interest of $36; 2004 — net of related tax provision of $12,665 and minority interest of $119)	(24,635)	(821)	28,463

	(37,268)	(20,958)	109,946

Comprehensive income (loss)	$(93,941)	$(32,524)	$343,686

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006, 2005 and 2004

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(In thousands)
		Restated		Restated
		(Note 2)		(Note 2)

Balance at January 1, 2004, as previously reported	$999	$444,826	$(88,490)	$(203,600)	$(148,809)	$4,926
Effect of restatements	—	6,749	—	(6,749)	—	—

Balance at January 1, 2004, as restated	999	451,575	(88,490)	(210,349)	(148,809)	4,926
Stock options exercised	31	36,915	—	—	—	36,946
Stock-based compensation, as restated	—	11,516	—	—	—	11,516
Dividends payable in cash — Class A and Class B, $2.70 per share	—	—	—	(244,888)	—	(244,888)
Minimum pension liability adjustment	—	—	28,463	—	—	28,463
Change in cumulative foreign currency translation adjustments		—	89,315	—	—	89,315
Change in unrealized gain on securities, net	—	—	(7,832)	—	—	(7,832)
Net earnings, as restated	—	—	—	233,740	—	233,740

Balance at December 31, 2004, as restated	1,030	500,006	21,456	(221,497)	(148,809)	152,186
Stock-based compensation, as restated	—	653	—	—	—	653
Dividends payable in cash — Class A and Class B, $3.20 per share	—	—	—	(290,166)	—	(290,166)
Minimum pension liability adjustment	—	—	(821)	—	—	(821)
Change in cumulative foreign currency translation adjustments	—	—	(15,974)	—	—	(15,974)
Change in unrealized loss on securities, net	—	—	(4,163)	—	—	(4,163)
Net loss, as restated	—	—	—	(11,566)	—	(11,566)

Balance at December 31, 2005, as restated	1,030	500,659	498	(523,229)	(148,809)	(169,851)
Stock-based compensation	—	2,580	—	—	—	2,580
Dividends payable in cash — Class A and Class B, $0.15 per share	—	—	—	(12,678)	—	(12,678)
Pension Adjustment including adoption of SFAS No. 158 (Note 16)	—	—	(24,635)	—	—	(24,635)
Change in cumulative foreign currency translation adjustments	—	—	(13,519)	—	—	(13,519)
Change in unrealized loss on securities, net	—	—	886	—	—	886
Repurchase of common stock	—	—	—	—	(95,744)	(95,744)
Issuance of Treasury Stock in respect of stock options exercised and deferred stock units	—	(1,112)	—	(4,470)	15,433	9,851
Net loss	—	—	—	(56,673)	—	(56,673)

Balance at December 31, 2006	$1,030	$502,127	$(36,770)	$(597,050)	$(229,120)	$(359,783)

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
		Restated	Restated
		(Note 2)	(Note 2)

Cash Flows From Continuing Operating Activities:
Net earnings (loss)	$(56,673)	$(11,566)	$233,740
Earnings from discontinued operations	(20,957)	(33,965)	(390,228)

Loss from continuing operations	(77,630)	(45,531)	(156,488)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	33,878	30,721	31,109
Deferred income taxes	9,777	29,903	19,708
Amortization of deferred financing costs	27	26	780
Premium on debt extinguishments	—	—	50,617
Equity in losses of affiliates	259	1,752	3,897
Loss (gain) on sales of investments	76	(2,511)	(1,709)
Gain on sales of property, plant and equipment	(80)	(202)	(45,918)
Write-down of investments	—	298	365
Write-down of property, plant and equipment	882	—	—
Loss on Participation Trust and CanWest Debentures	—	—	22,689
Other	(1,524)	(2,573)	12,887
Changes in current assets and liabilities, net of dispositions:
Accounts receivable	18,338	(6,028)	7,458
Inventories	2,957	(1,147)	(2,141)
Other current assets	(47,890)	8,366	(1,728)
Accounts payable and accrued expenses	(18,680)	(8,464)	24,104
Income taxes payable and other tax liabilities	26,718	(142,089)	23,839
Deferred revenue and other	(7,776)	(8,347)	(13,232)

Cash used in continuing operating activities	(60,668)	(145,826)	(23,763)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(9,134)	(16,626)	(29,331)
Proceeds from sale of property, plant and equipment	231	281	87,207
Investments, intangibles and other non-current assets	(7,592)	(9,174)	(10,106)
Sale (purchase) of short-term investments, net	57,650	474,400	(512,650)
Proceeds on disposal of investments and other assets	18,237	4,550	57,837
Proceeds from the sale of newspaper operations, net of cash disposed	86,609	38,677	1,204,036
Other	(266)	—	588

Cash provided by investing activities	145,735	492,108	797,581

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	(1,193)	(6,304)	(346,593)
Change in borrowings with related parties	(1,528)	(3,140)	24,346
Escrow deposits and restricted cash	3,678	(2,569)	(10,781)
Net proceeds from issuance of equity securities	9,851	—	36,946
Repurchase of common stock	(95,744)	—	—
Dividends paid	(17,212)	(516,858)	(17,940)

Cash used in financing activities	(102.148)	(528,871)	(314,022)

Net cash provided by (used in) discontinued operations:
Operating cash flows	(387)	54,622	(49,807)
Investing cash flows	—	(4,680)	82,127
Financing cash flows	7,143	53,717	(276,412)

Net cash provided by (used in) discontinued operations	6,756	103,659	(244,092)

Effect of exchange rate changes on cash	(1,745)	2,523	369

Net increase (decrease) in cash and cash equivalents	(12,070)	(76,407)	216,073
Cash and cash equivalents at beginning of year	198,388	274,795	58,722

Cash and cash equivalents at end of year	$186,318	$198,388	$274,795

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

(1) Significant Accounting Policies

(a)	Description of Business

Sun-Times Media Group, Inc. (the “Company”) operates principally as a publisher, printer and distributor of newspapers and other publications through subsidiaries and affiliates in the greater Chicago, Illinois metropolitan area. The Company’s operating subsidiaries and affiliates in the United Kingdom and Israel were sold during 2004 and the Company’s Canadian newspapers were sold in 2005 and early 2006 (the sold Canadian businesses are referred to collectively as the “Canadian Newspaper Operations”). See Note 3. In addition, the Company has developed Internet websites related to its publications. The Company’s raw materials, principally newsprint and ink, are not dependent on a single or limited number of suppliers. Customers primarily consist of purchasers of the Company’s publications and advertisers in those publications and Internet websites.

(b)	Principles of Presentation and Consolidation

The Company is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2006, Hollinger Inc. owned approximately 19.7% of the combined equity and approximately 70.1% of the combined voting power of the outstanding common stock of the Company.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s newspaper operations are on a 52 week/53 week accounting cycle. This generally results in the reporting of 52 weeks in each annual period. However, the year ended December 31, 2006 contains 53 weeks.

(c)	Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These matters include bad debts, goodwill, intangible assets, income taxes, pensions and other postretirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31:

	2006	2005	2004
		(In thousands)

Balance at beginning of year	$11,756	$11,654	$14,381
Provision	3,820	4,598	2,241
Write-offs	(6,419)	(5,886)	(7,336)
Recoveries	1,110	1,390	2,368

Balance at end of year	$10,267	$11,756	$11,654

(f)	Inventories

Inventories consist principally of newsprint that is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(g)	Long-Lived Assets

Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, principally 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment and 20 years for printing press equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Property, plant and equipment categorized as construction in progress is not depreciated until the items are in use.

Direct response advertising costs associated with efforts to obtain new subscribers, which efforts enhance the Company’s subscriber lists, are capitalized. These costs are capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7 “Reporting on Advertising Costs.” The capitalized amounts are amortized over an 11-year period based on historical subscriber retention experience. Based on such data, an accelerated amortization period has been adopted whereby approximately 61% of the amount capitalized is amortized in the first year and an additional 17% is amortized in year two. The remaining 22% is amortized over the subsequent nine years on a declining basis.

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

Primary indicators of impairment include significant permanent declines in circulation and readership; the loss of specific sources of advertising revenue, whether or not to other forms of media; and an expectation that a long-lived asset may be disposed of before the end of its useful life. Impairment is generally assessed at the reporting unit level (being the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets).

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Derivative Financial Instruments

The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign currency exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in “Accumulated other comprehensive income (loss)” or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in net earnings (loss). See Note 13(b) for a discussion of the Company’s use of derivative instruments.

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

A decline in the market value of any security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. Any such impairment is charged to earnings and a new cost basis for the security is established.

Dividend and interest income is recognized when earned.

Investments in the common stock of entities, for which the Company has significant influence over the investee’s operating and financial policies, but less than a controlling voting interest, are accounted for under the equity method. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the investee’s voting stock.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The standard requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is required to test goodwill for impairment on an annual basis. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising revenue, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-term negative change in the demographics of newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. The Company has determined that no impairment is indicated at December 31, 2006 and 2005 for purposes of the annual impairment test.

(k)	Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt.

(l)  Pension Plans and Other Postretirement Benefits

General

The Company provides defined benefit pension, defined contribution pension, postretirement and postemployment health care and life insurance benefits to eligible employees or former employees under a variety of plans. See Note 16.

Pension costs for defined contribution plans are recognized as the obligation for contribution arises and at expected or actual contribution rates for discretionary plans.

In general, benefits under the defined benefit plans are based on years of service and the employee’s compensation during the last few years of employment.

Health care benefits are available to eligible employees meeting certain age and service requirements upon termination of employment. Postretirement and postemployment benefits are accrued in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS No. 106”), and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).

The annual pension expense is based on a number of actuarial assumptions, including expected long-term return on assets and discount rate. The Company’s methodology in selecting these actuarial assumptions is discussed below.

During 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), that requires implementation in fiscal years ending after December 15, 2006. SFAS No. 158 amends SFAS Nos. 87, 88, 106 and 132R but retains most of the measurement and disclosure requirements and does not change the amounts recognized in the income statement as net periodic benefit cost. The Company has adopted the SFAS No. 158 requirements for the December 31, 2006 financial statements and disclosures.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company considers future taxable income and ongoing tax strategies in assessing the need for a valuation allowance in relation to deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to a level where they are more likely than not to be realized based upon the above mentioned considerations.

(n)	Revenue Recognition

The Company’s principal sources of revenue are comprised of advertising, circulation and job printing. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and, (iv) collectibility is reasonably assured or is probable. Advertising revenue, being amounts charged for space purchased in the Company’s newspapers, Internet websites or for inserts distributed with the newspapers, is recognized upon publication. Circulation revenue from subscribers, billed to customers at the beginning of a subscription period, is recognized on a straight-line basis over the term of the related subscription. Deferred revenue represents subscription receipts that have not been earned. Circulation revenue from single copy sales is recognized at the time of distribution. In both cases, circulation revenue is recorded net of an allowance for returned copies. Fees and commissions paid to distributors are recorded as a component of costs of sales. Job printing revenue, being charges for printing services provided to third parties, is recognized upon delivery.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), requiring that stock-based compensation payments, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. The Company elected to use the modified prospective transition method. Therefore, prior results were not restated. Under the modified prospective method, stock-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of adoption. The Company treats all stock-based awards as individual awards for recognition and valuation purposes and recognizes compensation cost on a straight-line basis over the requisite service period. See Note 15.

As a result of the adoption of SFAS No. 123R, the Company recognized pre-tax stock-based option compensation of $0.5 million expense, or $0.01 per basic and diluted share for the year ended December 31, 2006 for the unvested portion of previously issued stock options that were outstanding at January 1, 2006, adjusted for the impact of estimated forfeitures.

A summary of information with respect to stock-based compensation was as follows:

	Year Ended December 31,
	2006	2005	2004
		Restated	Restated
		(Note 2)	(Note 2)

Total stock-based compensation expense included in loss from continuing operations	$2,580	$653	$11,516

If the Company had determined stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the loss from continuing operations and related per share amounts would have been adjusted to the pro forma amounts listed in the table below:

	2005	2004
	(In thousands, except per share amounts)
	Restated	Restated
	(Note 2)	(Note 2)

Loss from continuing operations, as reported	$(45,531)	$(156,488)
Add: stock-based compensation expense, as reported	653	11,516
Deduct: pro forma stock-based compensation expense	(1,384)	(6,320)

Pro forma loss from continuing operations	$(46,262)	$(151,292)

Basic loss from continuing operations per share, as reported	$(0.50)	$(1.73)
Diluted loss from continuing operations per share, as reported	$(0.50)	$(1.73)
Pro forma basic loss from continuing operations per share	$(0.51)	$(1.67)
Pro forma diluted loss from continuing operations per share	$(0.51)	$(1.67)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year’s presentation.

Significant reclassifications include a reclassification of $7.9 million loss in 2004 related to the sale of publishing interests in prior years from “Other income (expense)” to “Corporate expenses” (see Note 17(d)).

(2)  Restatements

(a)	Stock Option Granting Practices

On February 26, 2007 a special committee of independent directors (the “Special Committee”) delivered its report on an investigation it conducted on the Company’s historical stock option granting practices. The Special Committee and its advisors conducted a review of the Company’s historical stock option grants including an assessment and review of available internal records, supporting documentation and communications as well as interviews with former members of the committee of directors established to approve stock option grants under the Company’s stock option plans (the “Stock Option Committee”). The Special Committee was unable to interview any officers or employees involved in the option granting process as none of these individuals are currently employed by the Company and various litigation is in progress between the Company and such individuals. See Note 22(a). The Special Committee determined that certain options granted during 1999, 2000, 2001 and 2002 were issued with prices at the originally stated grant dates that were lower than the prices on the most likely measurement dates.

For certain grants, the most likely measurement date was determined by the Company based on best available evidence and certain judgment in evaluating the evidence. The most likely measurement dates determined by the Company generally correspond to dates of Board of Directors meetings, shortly following such meetings or clear evidence of the date unanimous written consents were received from members of the Stock Option Committee. The most likely measurement dates also fall in the calendar month prior to filings of Securities and Exchange Commission Form 4 ownership forms by relevant officers. For the grant in 2000, the most likely measurement date preceded the originally stated grant date. The most likely measurement date was subsequent to the originally stated measurement date for the grants in 1999, 2001 and 2002.

As a result of the investigation, the Company determined that stock-based compensation expense, included in “Corporate expenses” in the Consolidated Statements of Operations, was misstated in its previously issued financial statements. On February 28, 2007, the Audit Committee of the Board of Directors of the Company, after reviewing all factors it deemed relevant, including the quantitative and qualitative effect of the errors and resulting misstatement to the Company’s historical results, determined that the Company should restate its financial statements to correct such errors.

The Company has restated its Consolidated Balance Sheet as of December 31, 2005 and its Consolidated Statements of Operations, Statements of Stockholders’ Equity and Statements of Cash Flows for the years ended December 31, 2005 and 2004 due to the correction of the accounting errors in prior periods. The impact on the Company’s previously issued interim financial statements for 2005 is not considered material and the correction has been recognized in the fourth quarter of 2005. For the grant in 2000, the originally stated grant date was subsequent to the most likely measurement date and the exercise price was lower than the price that would have been used on the most likely measurement, which was an effective re-pricing of the options. This grant has been presented in the restated consolidated financial statements as a variable stock option award. For the grants in 1999, 2001 and 2002, the intrinsic value of the grants calculated on the most likely measurement dates have been amortized to expense over the vesting periods of the awards in the restated consolidated financial statements. The consolidated financial statements for all periods presented reflect the impact of the reclassifications as described in Note 1 (r) and have

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been revised to give effect to discontinued operations treatment, in accordance with SFAS No. 144, resulting from the sale of certain operations as described in Note 3.

The net incremental impact from recognizing the restated stock-based compensation expense (credit) is as follows (in thousands):

The net incremental expense (credit) from recognizing the restated stock-based compensation expense (credit) is as follows (in thousands):

	Stock-based
	Compensation		Stock-based
	Expense, As		Compensation
	Previously	Incremental	Expense, As
Year Ended December 31,	Reported	Expense (Credit)	Restated

1999	$—	$14	$14
2000	1,518	1,413	2,931
2001	(1,369)	(58)	(1,427)
2002	—	(305)	(305)
2003	6,722	4,049	10,771
2004	10,588	928	11,516
2005	1,056	(403)	653

Total	$18,515	$5,638	$24,153

The amounts of incremental expense (credit) also represent the effects on operating income (loss), loss from continuing operations, and net earnings (loss) for each of the years 1999 through 2005. Credits to compensation expense result from the mark-to-market impact of variable accounting related to the modification of the 2000 option grant.

Under FASB Financial Interpretation No. 44, “Accounting for Certain Transaction involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”), stock options granted to employees of Ravelston, the parent company of Hollinger, Inc., were accounted for in accordance with FIN 44 using the fair-value based method and recorded as dividends in-kind. The incremental in-kind dividends presented in the table below represent the increase in the dividends resulting from the restatement.

	In-Kind
	Dividends, As
	Previously	Incremental	In-Kind Dividends,
Year Ended December 31,	Reported	Increase	As Restated

2001	$7,301	$1,011	$8,312
2002	4,376	625	5,001

Total	$11,677	$1,636	$13,313

The effects of recording the incremental stock-based compensation for years prior to 2004, together with the incremental in-kind dividends described above, are presented in the Consolidated Statements of Stockholders’ Equity as restatements of the balances at January 1, 2004. Such restatements increased Additional Paid-In Capital by $6.7 million and increased Accumulated Deficit by $6.7 million.

The effect on specific amounts presented on the Consolidated Balance Sheet as of December 31, 2005 is as follows:

		Before
	Restated	Restatement
	(In thousands)

Additional paid-in capital	$500,659	$493,385
Accumulated deficit	(523,229)	(515,955)
Total stockholders’ equity (deficit)	(169,851)	(169,851)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the restatement on the Consolidated Balance Sheet and the Consolidated Statements of Stockholders’ Equity as of December 31, 2005 (in thousands):

Additional paid-in capital as previously reported	$493,385
Incremental stock-based compensation expense	5,638
Incremental in-kind dividends	1,636

Restated additional paid-in capital	$500,659

Accumulated deficit as previously reported	$(515,955)
Incremental stock-based compensation expense	5,638
Incremental in-kind dividends	1,636

Restated accumulated deficit	$(523,229)

The effect on specific amounts presented in the Consolidated Statements of Operations (after effect of discontinued operations and reclassifications) for the years ended December 31, is as follows:

	2005	Before	2004	Before
	Restated	Restatement	Restated	Restatement
	(In thousands,		(In thousands,
	except per share data)		except per share data)

Corporate expenses	$43,406	$43,809	$66,551	$65,623
Operating loss	(9,915)	(10,318)	(30,839)	(29,911)
Loss from continuing operations	(45,531)	(45,934)	(156,488)	(155,560)
Net earnings (loss)	(11,566)	(11,969)	233,740	234,668
Basic and diluted earnings (loss) per share from continuing operations	(0.50)	(0.51)	(1.73)	(1.72)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the restatement on specific amounts included in the Consolidated Statements of Operations (after effect of discontinued operations and reclassifications) for the periods presented:

	2005	2004
	(In thousands,
	except per share data)

Corporate expense as previously reported	$43,809	$65,623
Incremental stock-based compensation expense (benefit)	(403)	928

Restated corporate expense	$43,406	$66,551

Operating loss as previously reported	$(10,318)	$(29,911)
Incremental stock-based compensation expense (benefit)	(403)	928

Restated operating loss	$(9,915)	$(30,839)

Loss from continuing operations as previously reported	$(45,934)	$(155,560)
Incremental stock-based compensation expense (benefit)	(403)	928

Restated loss from continuing operations	$(45,531)	$(156,488)

Net earnings (loss) as previously reported	$(11,969)	$234,668
Incremental stock-based compensation expense (benefit)	(403)	928

Restated net earnings (loss)	$(11,566)	$233,740

Basic and diluted loss per share from continuing operations as previously reported	$(0.51)	$(1.72)
Incremental stock-based compensation	0.01	(0.01)

Restated basic and diluted earnings (loss) per share from continuing operations	$(0.50)	$(1.73)

(b)	Gain from Disposal of a Business Segment

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2006, the Company determined that there was an error related to the gain from disposal of a business segment recorded in the first quarter of 2006. See Note 25.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company fully repaid all amounts outstanding under its senior credit facility with Wachovia Bank, N.A. (the “Senior Credit Facility”) on July 30, 2004 ($213.4 million) with proceeds from the sale of the Telegraph Group. The Company paid approximately $2.1 million in fees for early termination of the Senior Credit Facility and expensed the related deferred financing costs of $5.2 million. These costs are reflected in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004. See Note 13(b) for information related to early termination of related cross-currency interest rate swaps.

For the year ended December 31, 2004, the Company recognized a gain on the sale of the Telegraph Group of $370.4 million, net of taxes of $208.8 million. For the year ended December 31, 2004, revenue was $346.8 million (for the seven months ended July 30, 2004) and earnings before taxes from operations of the Telegraph Group was $32.4 million.

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

On November 16, 2004, the Company announced that as part of the Strategic Process, it had entered into a definitive agreement to sell the Palestine Post Limited, the publisher of The Jerusalem Post, The Jerusalem Report and related publications (collectively, the “JP”). The transaction involved the sale by the Company of its debt and equity interests in the JP to Mirkaei Tikshoret Ltd. for $13.2 million. The transaction closed on December 15, 2004 and the Company recognized a gain on the sale of approximately $12.4 million, net of a $9.9 million tax benefit, which is included in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2004. The Company has reflected the JP, representing substantially all of the operations of the former Community Group segment, as discontinued operations in accordance with SFAS No. 144. For the year ended December 31, 2004, operating revenue was $9.1 million and loss from operations was $8.3 million.

On December 19, 2005, the Company announced that its subsidiary, Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), entered into agreements to sell its 70% interest in Great West Newspaper Group Ltd. and its 50% interest in Fundata Canada Inc. (“Fundata”) for approximately $40.5 million. The transaction closed on December 30, 2005. Great West Newspaper Group Ltd. is a Canadian community newspaper publishing company which publishes 16 titles, mostly in Alberta. Fundata is a Toronto-based provider of mutual fund data and analysis. The Company recognized a gain on sale of approximately $17.1 million, net of taxes, which is included in “Gain from disposal of business segments” in the Consolidated Statement of Operations for the year ended December 31, 2005. The gain on sale also includes the recognition of a deferred tax asset of $15.8 million at December 31, 2005 related to the Company’s investment in Hollinger Canadian Newspapers, Limited Partnership (“Hollinger L.P.”), which was realized upon completion of the sale in February 2006.

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($17.8 million including interest and currency translation adjustments as of December 31, 2006). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $20.3 million, net of taxes of $34.9 million, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the year ended December 31, 2006. See Note 22(a).

In the 2006, the Company recorded an additional gain of $0.5 million, net of taxes of $0.3 million, on the sale of the Telegraph Group largely related to additional tax losses surrendered to the purchaser.

In May 2006, the Company received $8.2 million from the sale of Hollinger Digital LLC and received $1.7 million in July 2006 from sales of additional investments identified in the agreement. The Company also may receive up to an additional $1.0 million in the future if certain conditions are satisfied. The Hollinger Digital LLC transaction resulted in a pre-tax loss of $0.1 million for the year ended December 31, 2006, which is included in “Other income (expense)” in the Consolidated Statements of Operations.

The Company has reflected the Canadian operating assets sold on December 19, 2005 and February 6, 2006, representing substantially all of the remaining Canadian Newspaper Operations, as discontinued operations in accordance with SFAS No. 144. Remaining administrative activities, assets and liabilities, largely related to pension, postemployment and postretirement plans, are reflected as continuing operations.

The following table presents information about the operating results of the Canadian Newspaper Operations for the years ended December 31, 2004 and 2005 and the period from January 1 through February 6, 2006:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating revenue:
Advertising	$4,101	$75,246	$66,286
Circulation	972	12,908	12,504
Job printing and other	569	12,684	10,709

Total operating revenue	5,642	100,838	89,499

Operating costs and expenses:
Newsprint	383	8,624	7,640
Compensation	2,896	41,653	38,806
Other operating costs	2,041	31,404	30,422
Depreciation and amortization	159	2,493	1,631

Total operating costs and expenses	5,479	84,174	78,499

Operating income	$163	$16,664	$11,000

Assets of the Canadian Newspaper Operations included $57.3 million of goodwill as of December 31, 2005. For the period from January 1, 2006 through February 6, 2006 and the years 2005 and 2004, earnings (loss) before taxes for the Canadian Newspaper Operations were earnings of $0.2 million, a loss of $18.6 million and a loss of $1.0 million, respectively.

(4)  Reorganization Activities

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. Such costs, amounting to $9.2 million for the year ended December 31, 2006 (and

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an additional $9.6 million in severance not related directly to the reorganization) of which $2.6 million and $7.0 million, respectively, are included in “Other operating costs” and “Corporate expenses” in the accompanying Consolidated Statement of Operations. These costs have been recognized in accordance with SFAS No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88 (as amended)”) related to incremental voluntary termination severance benefits and SFAS No. 112 for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The reorganization targeted a net workforce reduction of approximately 260 full-time employees by the end of 2006. As of December 31, 2006, approximately 160 employees had accepted voluntary termination and approximately 65 employees were involuntarily terminated. The Company realized the remainder of the targeted workforce reduction through attrition. The separation costs for these employees are included in the $9.2 million charge discussed above.

Approximately $8.1 million of the $9.2 million total charges described above was paid during 2006. The remaining $1.1 million is expected to be paid by December 31, 2007. Amounts to be paid in 2007 largely relate to certain involuntary terminations which occurred in the fourth quarter of 2006 and the continuation of certain benefit coverage under the Company’s termination plan and practices. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Consolidated Balance Sheet at December 31, 2006.

The following summarizes the termination benefits recorded and reconciles such charges to accrued expenses at December 31, 2006 (in thousands):

Charges for workforce reductions	$9,027
Additions to expense(1)	174
Cash payments	(8,111)

Accrued expenses	$1,090

(1)	Restructuring costs increased due to the termination of certain employees that the Company had expected to place into other positions.

Incremental depreciation expense of approximately $1.3 million has also been recognized in the year ended December 31, 2006 related to the printing facility the Company closed during the fourth quarter of 2006. The additional depreciation reduced the net book value of the related assets (largely building and improvements) to their expected salvage or net fair values at the time of the closing.

In the fourth quarter of 2006, the Company closed its New York corporate office and relocated its remaining New York-based corporate functions to its Chicago headquarters. The Company recognized expenses related to the closing of the New York office for severance and benefits and other costs of $4.7 million and $0.3 million, respectively, for the year ended December 31, 2006.

The Company expects to close its printing plant in Gary, Indiana, in mid-2007 and move its printing operations to its other printing facilities in stages. The Company has recognized a charge of approximately $0.1 million related to the facility and recorded incremental depreciation of approximately $1.1 million in the year ended 2006. Incremental depreciation of approximately $1.0 million is expected in 2007. The Company recorded $0.5 million of separation cost related to the closing, which is included in the $9.6 million of severance not related to the reorganization described above.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Other Current Assets

At December 31, 2006, the balance of $62.1 million in “Other current assets” on the Consolidated Balance Sheet consisted primarily of a $50.0 million insurance settlement (see Note 18), assets held for sale of $2.2 million, $3.4 million of prepaid insurance costs and the current portion of notes receivable totaling $4.7 million.

At December 31, 2005, the balance of $6.8 million in “Other current assets” on the Consolidated Balance Sheet consisted largely of prepaid insurance costs.

(6)  Investments

	December 31,
	2006	2005
	(In thousands)

Available-for-sale securities, at fair value:
Equity securities	$80	$6,265
Other non-marketable investments, at cost:
Internet and technology related companies	—	3,089
Other	4,328	11,540

	4,328	14,629

Equity accounted companies, at equity:
Internet related companies	44	184
Other	1,970	1,959

	2,014	2,143

	$6,422	$23,037

	December 31,
	2006	2005
	(In thousands)

Gross unrealized holding gains (losses) on available-for-sale securities:
Equity securities	$78	$(1,469)
Less — deferred tax benefit (expense)	(12)	649

Unrealized gain (loss) on available-for-sale securities included in stockholders’ equity	$66	$(820)

The following description includes amounts related to the Canadian Newspaper Operations which are presented as discontinued operations.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 7, 2004, the Company and Hollinger L.P. entered into an agreement (the “Facilitation Agreement”) with CanWest, pursuant to which the parties agreed to redeem the CanWest Debentures and dissolve the Participation Trust. CanWest exchanged the Trust Notes for new debentures issued by CanWest (the “CanWest Exchange Offer”). In the Facilitation Agreement, the Company agreed, among other things, to sell to CanWest, for cash, all of the CanWest Debentures beneficially owned by the Company. The Company’s obligation to sell the CanWest Debentures to CanWest, and CanWest’s obligation to purchase the CanWest Debentures from the Company, was conditioned upon the closing of the CanWest Exchange Offer. The CanWest Exchange Offer closed on November 18, 2004. The Company received approximately $133.6 million, of which Hollinger L.P. received approximately $84.5 million, in respect of CanWest Debentures owned and their residual interest in the Participation Trust that was attributable to foreign currency exchange. As a result of the completion of the transaction, the Participation Trust was dissolved and the Company has no further ownership interest in the CanWest Debentures. The Company recorded a realized loss of approximately $30.9 million on this transaction largely due to foreign currency gains recognized in prior years which were not ultimately realized, of which $22.7 million is included in “Other income (expense), net” and $8.2 million is included in “Earnings from operations of business segments disposed of” in the Consolidated Statement of Operations for the year ended December 31, 2004.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Property, Plant and Equipment

	December 31,
	2006	2005
	(In thousands)

Land	$9,510	$9,819
Building and leasehold interests	101,122	106,888
Machinery and equipment	194,903	179,549
Construction in progress	6,428	15,458
Less: accumulated depreciation	(133,595)	(117,360)

	$178,368	$194,354

The Company has reclassified certain amounts between categories in 2005.

Depreciation of property, plant and equipment totaled $22.0 million, $18.7 million and $19.3 million in 2006, 2005 and 2004, respectively.

(8)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

Total
(In thousands)

Balance as of January 1, 2005	$124,166
Adjustments of excess acquisition reserves	(62)

Balance as of December 31, 2005	$124,104
Adjustments of excess acquisition reserves	(69)
Acquisition	266

Balance as of December 31, 2006	$124,301

The Company’s amortizable intangible assets consist of subscriber and advertiser relationships. In 2004, the Sun-Times Media Group combined two of its local divisions. The advertiser and subscriber lists of these two divisions were largely duplicative and were not deemed to have incremental value. Thus, the Company wrote off approximately $1.8 million of intangible assets. This amount has been reflected in “Other operating costs” in the Consolidated Statement of Operations for the year ended December 31, 2004. The components of amortizable intangible assets at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)

Subscriber and advertiser relationships:
Gross carrying amount	$135,880	$135,914
Accumulated amortization	(43,289)	(38,933)

Net book value	$92,591	$96,981

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $4.4 million and $4.6 million, respectively. Future amortization of intangible assets is expected to approximate $4.4 million per year from 2007 through 2011.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Other Assets

	December 31,
	2006	2005
	(In thousands)

Deferred financing costs	$123	$150
Capitalized telemarketing costs, net of accumulated amortization	16,193	16,203
Receivable from Bradford Publishing Co. (Note 23(f))	3,430	3,430
Receivable from Horizon Publications Inc. (Note 23(g))	—	4,700
Intangible asset — pension (Note 16)	—	1,464
Other	2,178	1,742

	$21,924	$27,689

(10)  Accounts Payable and Accrued Expenses

	December 31,
	2006	2005
	(In thousands)

Accounts payable	$30,821	$42,860
Accrued expenses:
Labor and benefits	30,543	22,637
Accrued interest	30	71
Accrued restitution and settlement costs — circulation matters(a)	2,919	14,357
Professional fees	19,070	23,233
Current pension and postretirement liability	6,455	624
Other	20,330	21,225

	$110,168	$125,007

(a)	As disclosed in Notes 17(a) and 22(a), the Company’s Audit Committee of its Board of Directors (the “Audit Committee”) completed its investigation of circulation matters at the Chicago Sun-Times. The Company has reached settlements with a majority of its advertisers regarding restitution and recognized a charge related to additional fees and expenses of $0.5 million in 2006.

(11)  Long-Term Debt

	December 31,
	2006	2005
	(In thousands)

Hollinger International Publishing Inc.:
9% Senior Notes due 2010(b)	$6,000	$6,000
Other debt	908	2,067

	6,908	8,067
Less:
Current portion included in current liabilities	867	7,148

	$6,041	$919

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the terms of the Hollinger International Publishing Inc. (“Publishing”) notes:

						Early	Early
	Interest					Redemption	Redemption
Principal	Rate		Issue Date	Status	Maturity	Date	Price
	(In thousands)

$6,000	9	%(a)	December 23,	Senior	December 15,	December 15,	2006-104.50%
			2002		2010	2006 or	2007-102.25%
						thereafter	2008-100.00%

(a) Approximately $290.6 million, or 97%, of the 9% Senior Notes due 2010 (“9% Senior Notes”) were tendered for retirement on July 30, 2004 and all covenants were removed from the untendered notes. The Indentures relating to the 9% Senior Notes contained financial covenants and negative covenants that limited Publishing’s ability to, among other things, incur indebtedness, pay dividends or make other distributions on its capital stock, enter into transactions with related companies, and sell assets including stock of a restricted subsidiary. In addition, $3.4 million in principal of the remaining 9% Senior Notes was purchased on the open market for approximately $3.9 million and retired during September 2004. The cost of these early retirements was $60.4 million, including expensing of related deferred financing costs of $9.2 million, which is reflected in “Other income (expense), net” in the Consolidated Statement of Operations for the year ended December 31, 2004. See Note 19. See Note 13(b) regarding termination of the related swap arrangements.

On March 31, 2005, the Company notified the Securities and Exchange Commission (“SEC”) of the termination of the registration of the 9% Senior Notes under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the suspension of the Company’s duty to file reports under Section 13 and 15(d) of the Exchange Act in respect of the 9% Senior Notes. Accordingly, the Company no longer provides supplemental condensed consolidating financial information.

(b) During the third quarter of 2006, the Company reclassified its $6.0 million Senior Notes from a current liability to a long-term liability, as it is no longer pursuing note holders to negotiate early retirement of the outstanding debt.

The following table presents principal repayments to be made during the next four years, which are based on the contractual repayment period.

(In thousands)

2007	$867
2008	38
2009	3
2010	6,000

$6,908

Interest paid in 2006, 2005 and 2004 was $0.7 million, $1.0 million and $15.0 million, respectively.

(12)  Leases

The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $5.9 million, $6.5 million and $4.8 million in 2006, 2005 and 2004, respectively.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum lease commitments at December 31, 2006 are as follows:

(In thousands)

2007	$5,732
2008	5,005
2009	4,554
2010	3,511
2011	3,365
Thereafter	29,085

$51,252

(13)  Financial Instruments

(a)	Fair Values

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

At December 31, 2006 and 2005, the comparison of the carrying value and the estimated fair value of the Company’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

Long-term debt (Note 11)	$6,908	$6,906	$8,067	$7,874

The carrying values of all other financial instruments at December 31, 2006 and 2005 approximate their estimated fair values.

(b)	Derivative Financial Instruments

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

On January 22, 2003 and February 6, 2003, Publishing entered into interest rate swap agreements to convert $150.0 million and $100.0 million, respectively, of the 9% Senior Notes issued in December 2002 to floating rates through December 15, 2010, subject to early termination notice. The change in the value of derivatives comprising the interest rate swap agreements amounted to a loss of $4.9 million in 2004. This change is reported in “Interest expense” in the Consolidated Statements of Operations.

The Company had cross-currency interest rate swaps on its Senior Credit Facility and interest rate swaps on the 9% Senior Notes. Upon completion of the sale of the Telegraph Group and the repayment of the Senior Credit Facility and the completion of the tender offer for the 9% Senior Notes, the Company terminated these swap agreements. The Company paid $32.3 million, including $29.7 million previously recognized in mark-to-market adjustments, upon early termination of the cross-currency interest rate swaps on the Senior Credit Facility and $10.5 million related to the interest rate swaps on the 9% Senior Notes. See Note 11. The termination costs on the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cross-currency interest rate swaps have been included in the “Gain from disposal of business segments” and the termination costs on the interest rate swaps on the 9% Senior Notes have been included in “Interest expense” in the Consolidated Statement of Operations for the year ended December 31, 2004.

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

Lord Conrad M. Black of Crossharbour (“Black”) and each of his controlled affiliates, including Hollinger Inc., are considered “exempt stockholders” under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and Ravelston Management, Inc. (“RMI”), seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board’s Corporate Review Committee amended the SRP to include the receiver, RSM Richter Inc. (the “Receiver”), as an “exempt stockholder” for purposes of the SRP.

Common Stock Repurchases and Issuance of Treasury Stock

On March 15, 2006 the Company announced that its Board of Directors authorized the repurchase of an aggregate value of $50.0 million of its common stock to begin following the filing of the 2005 Form 10-K. The Company completed the repurchase of common stock on May 5, 2006, aggregating approximately 6.2 million shares for approximately $50.0 million, including related transaction fees.

On May 17, 2006, the Company announced that its Board of Directors authorized the repurchase of common stock utilizing approximately $8.2 million of proceeds from the sale of Hollinger Digital LLC (see Note 3) and $9.6 million of proceeds from stock options exercised in 2006. In addition, on June 13, 2006 the Company announced that its Board of Directors had authorized an additional $50.0 million for the repurchase of common stock. Through December 31, 2006, the Company repurchased approximately 6.0 million shares for approximately $45.7 million, including related transaction fees, out of the $67.8 million authorized subsequent to the program announced on March 15, 2006.

The Company issued approximately 1.5 million shares of its Treasury Stock in respect of options exercised or shares issued in respect of deferred stock units (“DSU’s”) vesting through December 31, 2006. Proceeds received from the exercise of options were then used to repurchase Treasury Stock as discussed above.

	Number of Shares	Value
		(In thousands)

Common stock repurchases during 2006	12,188,915	$95,744
Issuance of Treasury Stock for stock-based awards	(1,499,316)	(15,433)

2006 common stock repurchases, net	10,689,599	$80,311

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

On December 13, 2006, the Company announced that its Board of Directors voted to suspend the Company’s quarterly dividend of five cents ($0.05) per share.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)  Stock-Based Compensation

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

In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under FIN 44, these repriced options effectively change to a variable stock option award and are subject to recognition as a compensation expense. Accordingly, the stock-based compensation determined for this repriced series of options for 2005, amounted to income of $0.3 million and for 2004, an expense of $1.2 million.

The Company has not granted any new stock options since 2003. Stock compensation expense recognized in 2005 and 2004 represents the variable expense of the stock options modified in prior periods, the amortization of DSU’s over the vesting period and the modification of certain options as discussed below.

On May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company’s SEC registration statement with respect to these shares would again become effective (the “Suspension Period”). The suspension did not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that are exercisable on the date of termination. Participants in the stock incentive plans whose employment had been terminated were provided with 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment. The extension of the exercise period constituted a modification of the awards, but did not affect, or extend, the contractual life of the options.

As a result of the Company’s inability to issue common stock upon the exercise of stock options during the Suspension Period, the exercise period with respect to those stock options which would have been forfeited during the Suspension Period had been extended to a date that is 30 days following the Suspension Period. These extensions constitute amendments to the life of the stock options, for those employees expected to benefit from the extension, as contemplated by FIN 44. Under FIN 44, the Company is required to recognize compensation expense for the modification of the option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $0.5 million for 2005 and $5.6 million for 2004.

Certain former non-employee directors and officers were granted similar extensions in 2004. The compensation charges for those stock option modifications were calculated in accordance with EITF 96-18. The compensation charge for the affected stock options amounted to $1.9 million for 2004.

On April 27, 2006, the Company filed with the SEC a Form S-8 registering shares to be issued under the 1999 Stock Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the Suspension Period would end on May 1, 2006 related to vested options under the Company’s stock incentive plans.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity with respect to the Company’s stock option plans was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(Months)	(In thousands)

Options outstanding at December 31, 2005	4,211,580	$8.19
Options granted	—	$—
Options exercised	(1,472,907)	$(7.25)		$1,047

Options forfeited	(2,049,876)	$(8.89)
Options expired	(5,653)	$(6.87)
Other adjustments	15,316	$7.70

Options outstanding at December 31, 2006	698,460	$8.11	55	$—

Options exercisable at December 31, 2006	633,118	$8.26	53	$—

The following table summarizes information about the stock options outstanding as of December 31, 2006:

		Options		Options Exercisable
	Number	Outstanding		Number
	Outstanding at	Weighted-Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted-Average
Range of Exercise Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price

$ 6.69 - $ 8.67	527,641	4.84 years	$7.41	462,299	$7.52
$10.17 - $11.54	170,819	3.66 years	$10.28	170,819	$10.28

$ 6.69 - $11.54	698,460	4.55 years	$8.11	633,118	$8.26

Other information pertaining to stock option activity was as follows:

	Year Ended December 31,
	2006	2005	2004

Total intrinsic value of stock options exercised	$1,047	$—	$19,800

The fair value of stock options was estimated using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the remaining vesting period of such awards. As the Company has not granted any new stock options after 2003, the expense recognized for 2006 largely represents the service expense related to previously granted, unvested awards. At December 31, 2006, the Company had less than $0.1 million of total unrecognized compensation cost related to non-vested options. This cost was recognized in January 2007.

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

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and DSU’s granted to employees and directors using the intrinsic value-based method of accounting. Stock options granted to employees of Ravelston, the parent company of Hollinger, Inc., were accounted for in accordance with FIN 44 using the fair-value based method and recorded as dividends in-kind.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Review of Past Stock Option Practices

See Note 2 regarding the outcome of certain stock option award practices.

Deferred Stock Units

Pursuant to the 1999 Stock Plan, the Company issues DSU’s, each of which are convertible into one share of Class A Common Stock. The value of the DSU’s on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter. The DSU’s are reflected in the basic earnings per share computation upon vesting. As of December 31, 2006, 507,486 DSU’s are fully vested, in respect of which 407,807 shares of stock have not been delivered and the Company has approximately $1.6 million of unrecognized compensation cost related to non-vested DSU’s. All non-vested DSU’s have a contractual vesting period of four years and the remaining unrecognized compensation cost is expected to be recognized through 2009.

On January 14, 2004, the Company issued 100,764 DSU’s pursuant to the 1999 Stock Plan. Each DSU is convertible into one share of Class A Common Stock upon the earliest to occur of (i) the grantee’s resignation from the Company or termination of employment, (ii) the date falling one business day before the date of any change in control, as defined, or (iii) the death of the grantee. The value of the DSU’s on the date of issuance ($1.1 million) was recognized as employee compensation expense with an increase to additional paid in capital on such date. On November 16, 2004, the Company issued an additional 100,764 DSU’s under similar terms to those issued on January 14, 2004 and recognized $1.2 million in employee compensation expense and additional paid-in capital. The DSU’s are reflected in the basic earnings per share computation upon vesting (immediately for all DSU’s issued in 2004). As of December 31, 2004, there was a total of 201,528 DSU’s issued and outstanding with a weighted average grant date fair value of $11.38 per DSU. The above quoted DSU’s have been adjusted to reflect the special dividends paid on January 27, 2005 and March 1, 2005.

Following the special dividends paid in 2005 (see Note 13), pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. As a result, DSU’s increased from 262,488 to 355,543 units and the number of shares potentially issuable pursuant to outstanding options increased from approximately 3.2 million shares before the adjustment to approximately 4.6 million shares after the adjustment.

On January 26, 2005, the Company granted 134,015 DSU’s (adjusted for special dividends), on March 14, 2005, the Company granted 20,000 DSU’s and on December 9, 2005, the Company granted 253,047 DSU’s that vest in 25% increments on each anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); or death or permanent disability. These DSU’s, with a fair value on the dates granted of approximately $3.9 million, are being expensed over the vesting period or through the grantee’s eligible retirement date, if shorter. The Company was ratably expensing 100,764 DSU’s during 2005, which were to be issued in January 2006 with an estimated value of $1.0 million, pursuant to an employment contract covering the year ended December 31, 2005. The employment contract was amended in December 2005, such that the DSU’s will no longer be issued. The Company reversed the expense associated with these DSU’s in the fourth quarter of 2005. In addition, the Company expensed approximately $0.1 million in 2005 related to 12,424 DSU’s pursuant to this contract, which were unconditionally issuable in November 2005.

The Company recognized $2.3 million and $1.3 million in stock-based compensation in 2006 and 2005, respectively, related to DSU’s.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested DSU activity was as follows:

		Weighted-Average		Aggregate
	Number of	Grant Date	Weighted-Average	Intrinsic
	Units	Fair Value	Remaining Term	Value
			(Months)	(In thousands)

Unvested at December 31, 2005	357,000	$9.50
DSU’s granted	162,140	$6.01
DSU’s vested	(257,763)	$(8.49)		$1,481

DSU’s forfeited	(46,042)	$(9.98)

Unvested at December 31, 2006	215,335	$7.97	27	$1,057

	Year Ended December 31,
		(In thousands)
	2006	2005	2004

Total fair value of DSU’s granted	$975	$4,036	$2,292

Intrinsic value of DSU’s vested	$1,481	$483	$2,292

(16)  Employee Benefit Plans

Defined Contribution Plans

The Company sponsors six domestic defined contribution plans, three of which have provisions for Company contributions. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $2.6 million, $2.5 million and $2.5 million, respectively.

Defined Benefit Plans

During 2006, the FASB issued SFAS No. 158 that requires implementation in fiscal years ending after December 15, 2006. SFAS No. 158 amends SFAS Nos. 87, 88, 106 and 132R but retains most of the measurement and disclosure requirements and does not change the amounts recognized in the income statement as net periodic benefit cost. The Company has adopted the SFAS No. 158 requirements for the December 31, 2006 financial statements and disclosures.

SFAS No. 158 requires the Company to 1) recognize the funded status of Pension and Other Postretirement Plans in its Consolidated Balance Sheet, measured as the difference between the plan assets at fair value and the projected benefit obligation, 2) classify, as a current liability, the amount by which the benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of plan assets 3) recognize as a component of “Other comprehensive income (loss),” net of tax, the unrecognized actuarial gains and losses, prior service costs and transition obligations that arise during the period but are not recognized as components of net periodic benefit cost, 4) measure the plan assets as of the date of the Company’s fiscal year end and 5) disclose additional information as to the effect on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains and losses, prior service costs and transition obligations.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before	Adjustments	After
	Application of	to Adopt	Application of
	SFAS No. 158	SFAS No. 158	SFAS No. 158
		(in thousands)

Prepaid pension asset	$101,908	$(52,263)	$49,645
Other assets	$23,194	$(1,270)	$21,924
Total assets	$953,392	$(53,533)	$899,859

Account payable and accrued expenses	$104,336	$5,832	$110,168
Total current liabilities	$751,281	$5,832	$757,113
Deferred income taxes and other tax liabilities	$429,442	$(17,032)	$412,410
Other liabilities	$97,101	$(13,023)	$84,078
Total liabilities	$1,283,865	$(24,223)	$1,259,642

Accumulated other comprehensive income (loss):
Pension adjustment	$(14,102)	$(29,310)	$(43,412)
Total stockholders’ equity (deficit)	$(330,473)	$(29,310)	$(359,783)
Total liabilities and stockholders’ equity (deficit)	$(953,392)	$(53,533)	$899,859

As a result of adopting SFAS No. 158 as of December 31, 2006, the company recorded a charge to accumulated other comprehensive income (loss) of $29.3 million, net of deferred income taxes of $17.0 million, to recognize the unfunded portion of its defined benefit pension plans and other postretirement benefit plans liabilities.

The Company has seven domestic and seven Canadian single-employer defined benefit pension plans. The Company’s contributions to these plans for the years ended December 31, 2006, 2005 and 2004 were approximately $3.3 million, $6.1 million and $4.8 million, respectively, and it expects to contribute approximately $9.3 million to these plans in 2007.

The benefits under subsidiary companies’ single-employer pension plans are based primarily on years of service and compensation levels. The Company funds the annual provision deductible for income tax purposes. The plans’ assets consist principally of marketable equity securities and corporate and government debt securities. The pension plans’ obligations and assets are measured as of December 31 for all years presented.

The components of net periodic benefit cost (credit) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)

Service cost	$1,526	$2,169	$1,805
Interest cost	18,653	17,625	17,496
Expected return on plan assets	(25,609)	(22,471)	(19,518)
Amortization of losses	2,825	3,126	4,897
Special termination benefits	—	—	154
Curtailment loss	(67)	—	—
Amortization of transitional obligation	112	112	121
Amortization of prior service costs	198	190	181

Net periodic benefit cost (credit)	$(2,362)	$751	$5,136

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the reconciliation of the benefit obligation as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Benefit obligation at the beginning of the year	$342,036	$331,584
Service cost	1,526	2,169
Interest cost	18,653	17,625
Participant contributions	81	335
Other, including currency translation differences	963	7,704
Actuarial loss	17,780	10,883
Curtailment gain	(224)	—
Benefits paid	(32,636)	(28,264)

Benefit obligation at the end of the year	348,179	342,036

Fair value of plan assets at the beginning of the year	348,296	323,770
Actual return on plan assets	31,337	37,488
Other, including currency translation differences	1,214	8,870
Employer contributions	3,332	6,097
Participant contributions	81	335
Benefits paid	(32,636)	(28,264)

Fair value of plan assets at the end of the year	351,624	348,296

Funded status	$3,445	6,260

Unrecognized net actuarial loss		67,094
Unrecognized prior service cost		1,464
Unrecognized net transition obligation		1,147

Prepaid benefit cost		$75,965

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2006	2005
	(In thousands)

Prepaid pension asset	$49,645	$95,346
Pension liability included in current liabilities	$(4,489)	$(624)
Pension liability included in other liabilities	$(41,711)	$(51,239)
Intangible asset included in other assets	$—	$1,464
Accumulated other comprehensive income (loss)	$78,826	$31,018

At December 31, 2005, the Company included certain amounts in the minimum pension liability adjustment that is included in “Accumulated other comprehensive income (loss)” that represent the Company’s share of the minimum pension liability adjustment related to the Canadian Newspaper Operations which was recognized upon consummation of the sale of those operations in 2006. A majority of the Company’s Canadian pension obligations relate to former employees of operations sold prior to 2003.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in Accumulated other comprehensive income (loss) consist of:

	December 31,
	2006	2005
	(In thousands)

Minimum pension liability	$—	$31,018
Net actuarial losses	76,521	—
Prior service costs	1,270	—
Net transition obligation	1,035	—

	$78,826	$31,018

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	December 31,
	2006	2005
	(In thousands)

Projected benefit obligation	$117,229	$133,635
Accumulated benefit obligation	$113,754	$127,873
Fair value of plan assets	$71,029	$77,612

Information for pension plans with plan assets in excess of the accumulated benefit obligation as of December 31:

	December 31,
	2006	2005
	(In thousands)

Projected benefit obligation	$230,950	$208,401
Accumulated benefit obligation	$230,950	$207,098
Fair value of plan assets	$280,595	$270,684

Assumptions

The ranges of assumptions are as follows:

	December 31,
	2006	2005	2004

Discount rate	5.00 - 5.75%	5.50 - 6.25%	5.75% - 7.0%
Expected return on plan assets	5.50 - 8.25%	5.25 - 8.25%	6.25% - 8.25%
Compensation increase	3.0%	3.0 - 4.0%	3.0% - 4.0%

Weighted-average assumptions used to determine plan benefit obligations at December 31:

	Pension Benefits
	2006	2005

Discount rate	5.18%	5.49%
Rate of compensation increase	2.47%	3.02%

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine plan net periodic benefit cost for the years ended December 31:

	Pension Benefits
	2006	2005	2004

Discount rate	5.18%	5.49%	5.75%
Expected long-term return on plan assets	7.22%	7.23%	7.21%
Rate of compensation increase	2.47%	3.02%	3.09%

The discount rate is based on yield curves derived from AA corporate bond yields with terms similar to the projected benefit payment duration of the benefit plans. The Company used a building block approach to determine its current assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns range from 5.50% to 8.25%. The Company’s current target asset allocation for pension plan assets is 50% in equity securities and 50% in debt and other securities.

Pension Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at
	December 31,
Asset Category	2006	2005

Equity securities	48.2%	58.0%
Debt securities	46.7%	35.5%
Other	5.1%	6.5%

Total	100.0%	100.0%

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

Investment funds are selected on the basis of:

•	Historically competitive investment returns and risks;

•	Stability and financial soundness of companies offering funds;

•	Desirability of offering funds run by different managers; and

•	Manager’s investment philosophy and style.

The Plans’ fund managers review the investment funds quarterly for consistency of style and competitive investment performance.

Postretirement and Postemployment Benefits

The Company sponsors three foreign postretirement plans that provide postretirement benefits to certain former employees. These and other benefits are accrued in accordance with SFAS No. 106 and SFAS No. 112. The Company has no domestic postretirement benefit plan. The postretirement obligations and assets are measured as of December 31 for all years presented.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has adopted the requirements of SFAS No. 158 for the December 31, 2006 financial statements and disclosures. SFAS No. 158 amends SFAS No. 106 but retains most of the measurement and disclosure requirements and does not change the amounts recognized in the income statement as net periodic benefit cost. SFAS No. 158 does not amend SFAS No. 112.

The components of net periodic postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)

Service cost	$27	$21	$18
Interest cost	1,357	1,325	1,273
Amortization of gains	(788)	(907)	(649)

Net periodic postretirement benefit cost	$596	$439	$642

The table below sets forth the reconciliation of the accumulated postretirement benefit obligation:

	December 31,
	2006	2005
	(In thousands)

Accumulated postretirement benefit obligation at the beginning of the year	$36,754	$35,430
Service cost	27	21
Interest cost	1,357	1,325
Actuarial (gains) losses	(6,171)	1,176
Benefits paid	(2,032)	(2,355)
Other, including currency translation differences	(459)	1,157

Accumulated postretirement benefit obligation at the end of the year	29,476	36,754
Fair value of plan assets at the end of the year	2,005	2,609

Unfunded status	$27,471	$34,145

As a result of the Company adopting the requirements of SFAS No. 158 in 2006, unrecognized gains and losses are recognized as a component of other comprehensive income, net of tax. The unrecognized gains and losses were previously included as a component of the postretirement liability. In addition, the amount of benefits included in the postretirement benefit obligation that are payable in the next twelve months are to be classified as a current liability. The Company previously included these payments in other liabilities.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unfunded status of the postretirement benefit plans for the years ended December 31, 2006 and 2005 was approximately $27.5 million and $34.1 million. The table below sets forth the plan’s unfunded status reconciled to the amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2006	2005
	(In thousands)

Unfunded status included in current liabilities	$1,966	$—

Unfunded status, included in other liabilities	$25,505	$34,145
Unrecognized net gain (as of December 31, 2006, included in other comprehensive income, net of tax)	—	4,150

Accrued postretirement benefit cost, included in other liabilities	$25,505	$38,295

Unrecognized net gain, included in other comprehensive income, net of tax	$6,011	$—

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.0% as of December 31, 2006 and 2005. The weighted average discount rate used in determining the net periodic benefit cost was 5.0% and 5.50% for 2006 and 2005, respectively. The discount rate is based on yield curves derived from AA corporate bond yields with terms similar to the projected benefit payment duration of the benefit plans. Generally, benefits under the plan are paid for by the Company’s contributions to the Plan and the Company expects the contributions in 2007 to approximate those in 2006.

	2006	2005

Healthcare cost trend assumed next year	8%	8%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5%	5%
Year that rate reaches ultimate trend rate	2012	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligation as of December 31, 2006 would have increased $1.2 million (2005 — $2.5 million) and the effect of this change on the aggregate of service and interest cost for 2006 would have been an increase of $0.1 million (2005 — $0.1 million). If the health care cost trend rate was decreased 1%, the accumulated postretirement benefit obligation as of December 31, 2006 would have decreased by $1.0 million (2005 — $2.1 million) and the effect of this change on the aggregate of service and interest cost for 2006 would have been a decrease of $0.1 million (2005 — $0.1 million).

Pension and Other Benefit Payments

The following table represents the expected future benefit payments to be paid by the pension and postretirement plans during the ensuing five years and five years thereafter:

	Pension	Postretirement
Year	Benefits	Benefits
	(In thousands)

2007	$29,917	$1,966
2008	$27,991	$2,035
2009	$27,398	$2,099
2010	$26,980	$2,149
2011	$26,541	$2,189
2012-2016	$126,197	$11,160

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)  Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Gain on sale of assets(a)	$(80)	$(67)	$(44,878)
Reorganization costs (Note 4)	9,201	—	—
Severance expense	2,642	117	1,242
Restitution and settlement costs — circulation matters(b)	505	—	2,880
Write-down of intangible assets (Note 8)	—	—	1,833
Write-down of capitalized software(c)	882	—	—
Reserve for contract disputes	800	—	—

(a)	Gain on Sale of Assets

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

(b)	Restitution and Settlement Costs — Circulation Matters

On October 5, 2004, the Company’s Audit Committee announced the results of an internal review into practices that resulted in the overstatement of circulation figures for the Chicago Sun-Times. The Chicago Sun-Times announced a plan to make restitution to its advertisers. To cover the estimated cost of $27.5 million of restitution and settlement of related lawsuits, the Company recorded pre-tax charges of $0.5 million in 2006, $2.9 million in 2004 and $24.1 million in 2003. See Note 22(a).

(c)	Write-down of Capitalized Software

Relates to software development projects that were halted and cancelled.

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Management fees paid to related parties	$—	$—	$500
Aircraft costs	—	—	449
Loss on sale of newspaper operations(a)	—	—	7,900
Directors and officers insurance fee(b)	—	—	5,400
Severance expense	6,954	1,125	224
Unclaimed property costs	2,000	—	—

(a)	Loss on Sale of Newspaper Operations

The amount recorded in 2004 includes a $7.9 million adjustment in estimated net proceeds to be received related to the sale of publishing interests in prior years. This amount was reclassified from “Other income (expense)” in previously published Consolidated Statements of Operations of the Company and increased the operating loss from $22.0 million (as previously presented) to $30.8 million for the year ended December 31, 2004.

(b)	Directors and Officers Insurance Fee

During the year ended December 31, 2004, the Company paid a fee of $5.4 million in respect of its directors and officers insurance policy to obtain additional coverage for the Company’s directors and officers relating to periods prior to 2004.

(18)  Indemnification, Investigation and Litigation Costs, Net of Recoveries

The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and certain former directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. See Note 22(a). These costs primarily consist of legal and other professional fees as summarized in the following table. Such costs are accrued as services are rendered.

				Incurred Since
	Year Ended December 31,			Inception through
	2006	2005	2004	December 31, 2006(5)
			(In thousands)

Special Committee investigation costs(1)	$4,743	$19,044	$26,605	$57,464
Litigation costs(2)	6,376	3,601	15,522	26,945
Indemnification fees and costs(3)	18,949	23,363	17,997	61,938
Recoveries(4)	(47,475)	(32,375)	—	(79,850)

	$(17,407)	$13,633	$60,124	$66,497

(1)	Costs and expenses arising from the Special Committee’s investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings (the “Delaware Litigation”).

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates who are defendants in the litigation brought by the Company or in the criminal proceedings.

(4)	Represents recoveries directly resulting from the investigation activities including $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers, which is net of $2.5 million paid to Cardinal Value Equity Partners (“Cardinal”) counsel as attorney fees directly attributable to this settlement. This settlement was approved by the Delaware Court of Chancery in November 2006, and the proceeds were received by the Company in January 2007. The $50.0 million settlement is included in “Other current assets” in the accompanying Consolidated Balance Sheet at December 31, 2006. See Note 5. In 2005, the Company received approximately $30.3 million in a settlement with Torys LLP (“Torys”) and $2.1 million in recoveries of indemnification payments from Black. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively, which are included in “Other income (expense), net” in the Consolidated Statements of Operations. See Note 19, 22(a) and 23(a) to the consolidated financial statements.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative net costs from that date.

(19)  Other Income (Expense), Net

	December 31,
	2006	2005	2004
	(In thousands)

Loss on extinguishment of debt(a)	$—	$—	$(60,381)
Write-down of investments	—	—	(365)
Expenses related to FDR Collection(b)	—	(795)	—
Loss on Participation Trust and CanWest Debentures, including exchange gains and losses(c) (Note 6)	—	—	(22,689)
Foreign currency gains (losses), net	2,943	(2,171)	1,634
Legal settlement	—	(800)	—
Settlements with former directors and officers (Note 23(a))	—	—	1,718
Gain (loss) on sale of investments	(76)	2,254	1,709
Equity in losses of affiliates	(259)	(1,752)	(3,897)
Other	34	(575)	(5,519)

	$2,642	$(3,839)	$(87,790)

(a)	In 2004, the Company retired $294.0 million of its 9% Senior Notes and recognized losses, including the write-off of deferred financing fees, of approximately $60.4 million. See Note 11.

(b)	In 2005, the Company paid the State of New York approximately $0.8 million to settle a claim that the Company was liable for sales taxes related to acquisitions of papers and other memorabilia of President Franklin Delano Roosevelt (the “FDR Collection”).

(c)	The Company had a loss of $22.7 million related to the Participation Trust and CanWest Debentures in 2004 (excluding $8.2 million included in “Earnings from operations of business segments disposed of”). This loss was largely due to foreign exchange gains recorded in prior years and not ultimately realized upon liquidation in 2004. See Note 6.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)  Income Taxes

Total income taxes for the years ended December 31, 2006, 2005, and 2004 were allocated as follows:

	2006	2005	2004
	(In thousands)

Income taxes allocated to:
Loss from continuing operations before income taxes	$57,431	$42,467	$29,462
Earnings from discontinued operations	35,173	13,778	213,424
Other comprehensive income (loss) — foreign currency translation adjustments	(4)	757	176
Other comprehensive income (loss) — unrealized holding gain (loss) on marketable securities	(665)	(2,467)	(1,294)
Other comprehensive income (loss) — pension adjustment	(13,915)	(1,430)	12,665

	$78,020	$53,105	$254,433

Income taxes allocated to loss from continuing operations before income taxes for the years shown below consists of:

	Current	Deferred	Total
	(In thousands)

Year ended December 31, 2006
U.S. federal	$3,910	$12,091	$16,001
Foreign	43,138	(5,222)	37,916
State and local	606	2,908	3,514

	$47,654	$9,777	$57,431

Year ended December 31, 2005:
U.S. federal	$(4,279)	$22,327	$18,048
Foreign	19,442	4,327	23,769
State and local	(2,599)	3,249	650

	$12,564	$29,903	$42,467

Year ended December 31, 2004:
U.S. federal	$(10,873)	$(4,283)	$(15,156)
Foreign	25,622	24,630	50,252
State and local	(4,995)	(639)	(5,634)

	$9,754	$19,708	$29,462

U.S. and foreign components of loss from continuing operations before income taxes are presented below:

	2006	2005	2004
	(In thousands)
		Restated	Restated
		(Note 2)	(Note 2)

U.S.	$(29,351)	$(6,241)	$(145,454)
Foreign	9,152	3,177	18,428

	$(20,199)	$(3,064)	$(127,026)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) allocated to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for 2006, 2005 and 2004 as a result of the following:

	2006	2005	2004
	(In thousands)
		Restated	Restated
		(Note 2)	(Note 2)

Income tax benefit at federal statutory rate	$(7,070)	$(1,073)	$(44,459)
Impact of taxation at different foreign rates	(1,725)	143	383
U.S. state and local income tax benefit, net of federal tax impact	(1,462)	(550)	(5,413)
Tax impacts of the disposition and liquidation of Canadian operations, including book and tax basis differences, foreign exchange differences and related items	(10,551)	(7,431)	(10,472)
Provision for tax contingencies	29,042	607	6,520
Reduction of tax contingency accruals due to the resolution of uncertainties (includes $10.8 million reduction of related interest accrual in 2006)	(39,297)	(16,194)	(10,695)
Interest on tax contingency accruals, net of federal tax benefit on a portion thereof	81,523	53,680	48,236
Items non-deductible or non-includible for income tax purposes	831	(2,817)	6,231
U.S. income tax expense on intercompany and other transactions involving non-U.S. operations	2,241	4,621	12,290
Non-U.S. tax impacts related to Telegraph Group, principally surrender of tax losses	—	—	(10,526)
Increase in valuation allowance	5,366	8,894	38,639
Other, net	(1,467)	2,587	(1,272)

Total	$57,431	$42,467	$29,462

The 2006 income tax provision includes an $18.2 million provision to cover taxes and interest related to an income tax contingency that existed at December 31, 2006. The Company obtained information during the first quarter of 2007 that formed the basis for its conclusion that the accrual for this contingency should be recorded in 2006.

“Income taxes payable and other tax liabilities” presented as current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,
	2006	2005
	(In thousands)

Income taxes payable	$22,051	$29,722
Other tax liabilities	605,334	557,012

	$627,385	$586,734

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Deferred income taxes and other tax liabilities” presented as non-current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax liabilities	$139,240	$115,613
Other tax liabilities	385,436	363,495
Deferred tax assets, net of valuation allowance	(112,266)	(118,584)

	$412,410	$360,524

Other tax liabilities in the above tables represent accruals to cover contingent liabilities related to additional taxes and interest the Company may be required to pay in various tax jurisdictions.

The Company has recorded approximately $34.7 million of net operating loss carryovers as a current asset in “Defined tax asset”, which is not included in the summary of noncurrent deferred tax assets and deferred tax liabilities which follows. The tax effects of temporary differences that give rise to the noncurrent deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets attributable to:
Accounts receivable, principally due to allowance for doubtful accounts	$1,304	$2,004
Accrued expenses	13,012	17,500
Postretirement obligation	18,198	21,601
Investments	12,911	23,966
Net operating loss carryforwards	5,261	6,820
Claims for restitution	58,252	58,252
U.S. tax benefit related to disposition and liquidation of Canadian operations	167,140	167,532
Capital loss carryovers	17,521	—
Other	14,180	11,161

Deferred tax assets	307,779	308,836
Less valuation allowance	(195,513)	(190,252)

Net deferred tax assets	$112,266	$118,584

Deferred tax liabilities attributable to:
Property, plant and equipment, principally due to differences in depreciation and deferred gain on exchange of assets	$76,249	$74,493
Pension asset	11,148	30,124
Deferred gain on disposition of Canadian Newspaper Operations	21,146	—
Deferred tax on settlement (Note 18)	20,047	—
Other	10,650	10,996

Deferred tax liabilities	$139,240	$115,613

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

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

The “Other tax liabilities” presented in the tables above, aggregating $990.8 million at December 31, 2006 and $920.5 million at December 31, 2005, are comprised of accruals to cover contingent tax liabilities. A substantial portion of the accruals to cover contingent tax liabilities relate to the tax treatment of gains on the sale of a portion of the Company’s non-U.S. operations. Strategies have been and may be implemented that may also defer and/or reduce these taxes, but the effects of these strategies have not been reflected in the accounts. The accruals to cover contingent tax liabilities also relate to management fees, “non-competition” payments and other items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken, and it may be subject to penalties.

At December 31, 2006, the Company had approximately $15.1 million of Canadian net operating loss carryforwards, which will expire in varying amounts from December 31, 2007 through December 31, 2015. As a result of the disposition of Canadian operations in 2006, excess capital losses of $29.6 million were realized and are available for carryforward. There is no expiration for the capital losses. A full valuation allowance has been provided against the Canadian net operating and capital loss carryforwards.

At December 31, 2006, the Company had approximately $86.1 million of U.S. net operating loss carryovers, which will expire in 2026. U.S. capital loss carryovers of $31.4 million were generated in 2006 as a result of the sale of Hollinger Digital LLC and the disposition of the Canadian Newspaper Operations. Any unused capital loss carryovers will expire in 2011.

Total income taxes paid during the years ended December 31, 2006, 2005 and 2004 amounted to $23.3 million, $184.4 million and $25.6 million, respectively.

(21)  Loss per Share

The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share from continuing operations:

	Year Ended December 31, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic and diluted EPS
Loss from continuing operations	$(77,630)	85,681	$(0.91)

The effect of stock options has been excluded from the calculations for 2006 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of DSU’s and stock options, at December 31, 2006 was 913,795.

Year Ended December 31, 2005
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
(In thousands, except per share amounts)
	Restated		Restated
	Note 2		Note 2

Basic and diluted EPS
Loss from continuing operations	$(45,531)	90,875	$(0.50)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of stock options has been excluded from the calculations for 2005 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of DSU’s and stock options, at December 31, 2005 was 4,568,580.

Year Ended December 31, 2004
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
(In thousands, except per share amounts)
	Restated		Restated
	Note 2		Note 2

Basic and diluted EPS
Loss from continuing operations	$(156,488)	90,486	$(1.73)

The effect of stock options has been excluded from the calculations for 2004 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of DSU’s and stock options, at December 31, 2004 was 3,240,136.

(22)  Commitments and Contingencies

(a)	Litigation

Overview of Investigation of Certain Related Party Transactions

On June 17, 2003, the Board of Directors established the Special Committee to investigate, among other things, certain allegations regarding various related party transactions, including allegations described in a beneficial ownership report on Schedule 13D filed with the SEC by Tweedy, Browne & Company, LLC (“Tweedy Browne”), an unaffiliated stockholder of the Company, on May 19, 2003, as amended on June 11, 2003. In its Schedule 13D report, Tweedy Browne made allegations with respect to the terms of a series of transactions between the Company and certain former executive officers and certain former members of the Board of Directors, including Black, Radler, the Company’s former President and Chief Operating Officer, J.A. Boultbee (“Boultbee”), a former Executive Vice-President and a former member of the Board of Directors, and Peter Y. Atkinson (“Atkinson”), a former Executive Vice-President and a former member of the Board of Directors. The allegations concern, among other things, payments received directly or indirectly by such persons relating to “non-competition” agreements arising from asset sales by the Company, payments received by such persons under the terms of management services agreements between the Company and Ravelston, RMI, Moffat Management Inc. (“Moffat”) and Black-Amiel Management Inc. (“Black-Amiel”), which are entities with whom Black and some of the noted individuals were associated, and sales by the Company of assets to entities with which some of the noted individuals were affiliated. In October 2003, the Special Committee found references to previously undisclosed “non-competition” payments to Hollinger Inc. while reviewing documents obtained from the Company. The Special Committee also found information showing that “non-competition” payments to Black, Radler, Boultbee and Atkinson had been falsely described in, among other filings, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001. The Special Committee and the Audit Committee each conducted expedited investigations into these matters.

On November 15, 2003, the Special Committee and the Audit Committee disclosed to the Board of Directors the preliminary results of their investigations. The committees determined that a total of $32.2 million in payments characterized as “non-competition” payments were made by the Company without appropriate authorization by either the Audit Committee or the full Board of Directors. Of the total unauthorized payments, approximately $16.6 million was paid to Hollinger Inc. in 1999 and 2000, approximately $7.2 million was paid to each of Black and Radler in 2000 and 2001, and approximately $0.6 million was paid to each of Boultbee and Atkinson in 2000 and 2001. As a consequence of these findings, the Special Committee then entered into discussions with Black that culminated in the Company and Black signing an agreement on November 15, 2003 (the “Restructuring Agreement”). The Restructuring Agreement provided for, among other things, restitution by Hollinger Inc., Black,

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Radler, Boultbee and Atkinson to the Company of the full amount of the unauthorized payments, plus interest; the hiring by the Board of Directors of Lazard Frères & Co. LLC and Lazard & Co., Limited as financial advisors to explore alternative strategic transactions, including the sale of the Company as a whole or the sale of individual businesses; and certain management changes, including the retirement of Black as Chief Executive Officer (“CEO”) and the resignations of Radler, Boultbee and Atkinson. In addition, Black agreed, as the indirect controlling stockholder of Hollinger Inc., that during the pendency of the Strategic Process he would not support a transaction involving ownership interests in Hollinger Inc. if such transaction would negatively affect the Company’s ability to consummate a transaction resulting from the Strategic Process unless the transaction was necessary to enable Hollinger Inc. to avoid a material default or insolvency. On August 30, 2004, the Special Committee published the results of its investigation.

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

Although Atkinson was not a party to the Restructuring Agreement, he agreed to pay the amount identified as attributable to him in the Restructuring Agreement. On April 27, 2004, Atkinson and the Company entered into a settlement agreement in which Atkinson agreed to pay a total amount of approximately $2.8 million, representing all “non-competition” payments and payments under the incentive compensation plan of Hollinger Digital LLC that he received, plus interest. The total amount of $2.8 million includes approximately $0.6 million identified for repayment by Atkinson in the Restructuring Agreement. Prior to the end of December 2003, Atkinson paid the Company approximately $0.4 million. On April 27, 2004, Atkinson exercised his vested options and the net proceeds of $4.0 million from the sale of the underlying shares of Class A Common Stock were deposited under an escrow agreement. During 2005, the Company paid $1.2 million in estimated tax payments on behalf of Atkinson from the funds held under the escrow agreement. The Delaware Court of Chancery approved the Atkinson settlement on November 22, 2006. Following that approval, the Company received $2.4 million of the amount in escrow and Atkinson received the remainder.

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

Boultbee has not paid to the Company any amounts in restitution for the unauthorized “non-competition” payments set forth in the Restructuring Agreement, and has filed a suit in Canada against the Company and members of the Special Committee seeking damages for an alleged wrongful dismissal. See ‘‘— Other Matters.”

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stockholder Derivative Litigation

On December 9, 2003, Cardinal, a stockholder of the Company, initiated a purported derivative action on behalf of the Company against certain current and former executive officers and directors, including Black and certain entities affiliated with them, and against the Company as a “nominal” defendant.

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

On May 3, 2005, certain of the Company’s current and former independent directors agreed to settle claims brought against them in this action. The settlement provided for $50.0 million to be paid to the Company. The settlement was conditioned upon funding of the settlement amount by proceeds from certain of the Company’s directors and officers liability insurance policies, and was also subject to court approval. Hollinger Inc. and several other insureds under the insurance policies, as well as the excess insurers providing coverage in the same program of insurance, challenged the funding of the settlement by the insurers and commenced applications in the Ontario Superior Court of Justice for this purpose. In a judgment dated April 28, 2006 and issued on May 23, 2006, the Ontario Court endorsed the funding of the settlement by American Home Assurance Company and the Chubb Insurance Company of Canada. See “— Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada” below. Following the Ontario Court’s approval, the Delaware Court of Chancery also approved the settlement in an order and final judgment entered on November 22, 2006. The Company received the proceeds from the settlement on January 19, 2007.

The parties to the settlement included former independent directors Richard R. Burt (“Burt”), Henry A. Kissinger (“Kissinger”), Shmuel Meitar (“Meitar”), James R. Thompson (“Thompson”), Dwayne O. Andreas (“Andreas”), Raymond G. Chambers (“Chambers”), Marie-Josee Kravis (“Kravis”), Robert S. Strauss (“Strauss”), A. Alfred Taubman (“Taubman”), George Weidenfeld (“Weidenfeld”) and Leslie H. Wexner (“Wexner”). The plaintiff had previously dismissed Special Committee members Graham W. Savage, Raymond G.H. Seitz, and Paris as defendants, and, under the settlement, the plaintiff will not be able to replead the claims against them.

The other defendants named in the suit, who were not parties to the settlement, are Black, Amiel Black, Colson, Richard N. Perle (“Perle”), Radler, Atkinson, Bradford Publishing Co. (“Bradford”) and Horizon Publications, Inc. (“Horizon”). Bradford and Horizon are private newspaper companies controlled by Black and Radler. The Company, through the Special Committee, had previously announced a settlement of its claims against Atkinson, and the Delaware Court of Chancery approved the Atkinson settlement at the same time it approved the independent director settlement.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Special Committee is continuing to pursue the Company’s claims in the U.S. District Court for the Northern District of Illinois against Black, Amiel Black, Radler, Colson, Perle, Boultbee, Hollinger Inc., Ravelston, and RMI. See ‘‘— Litigation Involving Controlling Stockholder, Senior Management and Directors” below.

Stockholder Class Actions

In February and April 2004, three alleged stockholders of the Company (Teachers’ Retirement System of Louisiana, Kenneth Mozingo, and Washington Area Carpenters Pension and Retirement Fund) initiated purported class actions suits in the United States District Court for the Northern District of Illinois against the Company, Black, certain former executive officers and certain former directors of the Company, Hollinger Inc., Ravelston and certain affiliated entities and KPMG LLP, the Company’s independent registered public accounting firm. On July 9, 2004, the court consolidated the three actions for pretrial purposes. The consolidated action is entitled In re Hollinger International Inc. Securities Litigation, No. 04C-0834. Plaintiffs filed an amended consolidated class action complaint on August 2, 2004, and a second consolidated amended class action complaint on November 19, 2004. The named plaintiffs in the second consolidated amended class action complaint were Teachers’ Retirement System of Louisiana, Washington Area Carpenters Pension and Retirement Fund, and E. Dean Carlson. They purported to sue on behalf of an alleged class consisting of themselves and all other purchasers of securities of the Company between and including August 13, 1999 and December 11, 2002. The second consolidated amended class action complaint asserted claims under federal and Illinois securities laws and claims of breach of fiduciary duty and aiding and abetting in breaches of fiduciary duty in connection with misleading disclosures and omissions regarding: certain “non-competition” payments, the payment of allegedly excessive management fees, allegedly inflated circulation figures at the Chicago Sun-Times, and other alleged misconduct. The complaint sought unspecified monetary damages, rescission, and an injunction against future violations. The Company and other defendants moved to dismiss the second amended complaint in January 2005. On June 28, 2006, the court issued its ruling on the motions to dismiss filed by Hollinger Inc. and certain other defendants, but not on the Company’s motion. The court dismissed six of the eight claims filed, including claims relating to allegedly inflated circulation figures at the Chicago Sun-Times and claims filed under the Illinois securities laws on grounds applicable to all defendants. As to the two remaining claims, which are claims under the federal securities laws, the court allowed the plaintiffs to replead those claims as to additional named plaintiffs who purchased Company stock later than the existing named plaintiffs.

On September 13, 2006, plaintiffs filed a Third Consolidated Amended Class Action Complaint. The new complaint adds an additional named plaintiff, Cardinal Mid-Cap Value Equity Partners, L.P., but is otherwise identical to the prior complaint and asserts the same claims. The Company and other defendants moved to dismiss that complaint on October 27, 2006. The motions are pending.

On September 7, 2004, a group allegedly comprised of those who purchased stock in one or more of the defendant corporations initiated purported class actions by issuing Statements of Claim in Saskatchewan and Ontario, Canada. The Saskatchewan claim, issued in that province’s Court of Queen’s Bench, and the Ontario claim, issued in that province’s Superior Court of Justice, is identical in all material respects. The defendants include the Company, certain former directors and officers of the Company, Hollinger Inc., Ravelston and certain affiliated entities, Torys, the Company’s former legal counsel, and KPMG LLP. The plaintiffs allege, among other things, breach of fiduciary duty, violation of the Saskatchewan Securities Act, 1988, S-42.2, and breaches of obligations under the Canadian Business Corporations Act, R.S.C. 1985, c. C.-44 and seek unspecified monetary damages. On July 8, 2005, the Company and other defendants served motion materials seeking orders dismissing or staying the Saskatchewan claim on the basis that the Saskatchewan court has no jurisdiction over the defendants or, alternatively, that Saskatchewan is not the appropriate forum to adjudicate the matters in issue. The motion was heard by the Saskatchewan Court of Queen’s Bench on September 6 and 7, 2005. On February 28, 2006, the court stayed the action until September 15, 2007. The claimants may apply to have the stay lifted prior to that date if they are unable effectively to pursue their claims by way of the Illinois or Ontario class actions or in an SEC proceeding.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

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

Ravelston and RMI asserted counterclaims against the Company and third-party claims against HCPH Co. and Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004, and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent Agreement” (“Consent”) between the Company and Wachovia Trust Company. The Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% Senior Secured Notes due 2011. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. The Company filed a motion to dismiss these claims on August 15, 2005. On March 3, 2006, the court granted the motion to dismiss the claim based on the Consent, ruled that Ravelston and RMI are not entitled to the same management fee that they obtained in 2003 and denied the motion to dismiss the other claims. On January 26, 2006, Ravelston and RMI also asserted third-party claims against Bradford and Horizon and its affiliates. These claims seek contribution for some or all of any damages for which Ravelston and RMI are held liable to the Company.

The U.S. Attorney’s Office intervened in the case and moved to stay discovery until the close of the criminal proceedings. On March 2, 2006, the court granted the motion over the Company’s objection.

On July 6, 2006, Hollinger Inc. filed a motion seeking permission to file a counterclaim against the Company. The proposed counterclaim alleges, among other things, fraud in connection with Hollinger Inc.’s 1995 sale to the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company of Hollinger Inc.’s interest in The Telegraph and Hollinger Inc.’s 1997 sale to the Company of certain of Hollinger Inc.’s Canadian assets. The Company has filed a motion opposing Hollinger Inc.’s request and is awaiting the court’s decision on the motion.

In connection with and ancillary to the Special Committee Action, on October 12, 2006, the Company commenced an action in the Ontario Superior Court of Justice against Black, Amiel Black, Black-Amiel, Conrad Black Capital Corporation (“CBCC”), 1269940 Ontario Limited, and 2753421 Canada Limited (the “Ontario Injunctive Action”). The Ontario Injunctive Action seeks, among other things, an injunction restraining the defendants and any persons controlled by them from transferring, removing, or otherwise disposing of any of their assets except with leave of the Ontario court. The Ontario Injunctive Action does not seek any damages. On February 6, 2007, the Court denied the Blacks’ motion to dismiss the Ontario Injunctive Action, and stayed the Action. The Company is appealing the Court’s decision to stay the Action.

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

In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with the Delaware Litigation, and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware Litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly LLP fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler and Boultbee. Black filed an amended complaint on July 11, 2005. In addition to the relief sought in the initial complaint, the amended complaint seeks advancement of the fees of two other law firms — Baker Botts LLP and Schopf & Weiss LLP — totaling about $435,000. On July 21, 2005, Hollinger Inc. moved to dismiss the Company’s third-party claims.

In March 2006, Black and the Company reached an agreement to settle the claims asserted against each other. Pursuant to the settlement agreement, the Company has advanced approximately $4.4 million for legal bills previously submitted to the Company for advancement, which reflects an offset for amounts previously advanced to Black that he was required to repay as a result of the rulings against him in the Delaware Litigation. In connection with future legal bills, the Company will advance 75% of the legal fees of attorneys representing Black in the criminal case pending against him in the United States District Court for the Northern District of Illinois and 50% of his legal fees in other matters pending against him. All such advancement is subject to Black’s undertaking that he will repay such fees if it is ultimately determined that he is not entitled to indemnification. The settlement agreement does not affect the Company’s third-party claim against Hollinger Inc.

On June 8, 2006, the Company filed an amended third-party complaint against Hollinger Inc., expanding its allegations regarding the Court’s personal jurisdiction over Hollinger Inc. On June 19, 2006, Hollinger Inc. moved to dismiss or stay the amended complaint. The Court denied Hollinger Inc.’s motion on November 6, 2006. The Court ruled that it had personal jurisdiction over Hollinger Inc. and it declined to dismiss the Company’s claim in regard to actions in which the Company had paid or is paying more than 50% of the legal fees submitted for advancement by Black and others with whom Hollinger Inc. has indemnification and advancement agreements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Black v. Breeden, et al.

Five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden (“Breeden”), Richard C. Breeden & Co. (“Breeden & Co.”), Paris, Thompson, Burt, Graham W. Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name Thompson and Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second cases; damages in the amount of Cdn.$110.0 million are sought in the third and fourth cases; and Cdn.$1.0 billion in general damages and Cdn.$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals with regard to the “— Hollinger International Inc. v. Conrad M. Black, Hollinger Inc. and 504468 N.B. Inc.” matter discussed in the Company’s previous filings. Although such matters described above are now completed, no steps have been taken to advance these defamation actions in the Ontario Superior Court of Justice.

On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Breeden, Breeden & Co., Paris, Thompson, Burt, Graham W. Savage, Raymond Seitz, Meitar and Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

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

United States Securities and Exchange Commission v. Hollinger International Inc.

On January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction (the “Court Order”) against the Company in an action brought by the SEC in the U.S. District Court for

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order required the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as a special monitor (“Special Monitor”) of the Company under certain circumstances, including the election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. As discussed in the Risk Factors section above, Breeden became Special Monitor pursuant to this provision in January 2006.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hollinger Inc. v. American Home Assurance Company and Chubb Insurance Company of Canada

On March 4, 2005, Hollinger Inc. commenced an application in the Ontario Superior Court of Justice against American Home Assurance Company and Chubb Insurance Company of Canada. The relief being sought includes an injunction to restrain the insurers from paying out the limits of their respective policies (which collectively amounts to $50.0 million) to fund a settlement of the claims against the independent directors of the Company that was brought by Cardinal. Although the Company has not been named as a party in this application, the order being sought affects its interests and, for this reason, the Company has been participating in the proceeding. On May 4, 2005, an order was made by the Ontario Superior Court of Justice that all parties wishing to seek relief in relation to various insurance policies issued to the Company, Hollinger Inc. and Ravelston for the year July 1, 2002 to July 1, 2003 must issue notices of application no later than May 13, 2005. On May 12, 2005, the Company filed an application with the Ontario Superior Court of Justice seeking declaratory orders regarding the obligations of certain insurers with whom the Company and its directors have coverage to fund the settlement of the Cardinal derivative action. On May 13, 2005, applications naming the Company as a respondent were issued in the Ontario Superior Court of Justice by American Home Assurance Company, Chubb Insurance Company of Canada, Temple Insurance Company, Continental Casualty Company, Lloyd’s Underwriters and AXA Corporate Solutions Assurance, and Hollinger Inc. seeking a variety of declaratory orders regarding the appropriateness of the insurers, or some of them, being authorized or required to fund the settlement of the derivative action. Four additional applications have been commenced by various additional parties claiming to have rights under the insurance policies in question, but none of these applications names the Company as a respondent. No damages are being sought in any of these proceedings.

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

On April 28, 2006, the Court reaffirmed its approval of the funding of the $50.0 million settlement, but ruled that approximately $300,000 in defense costs that had been submitted to the insurance carriers for reimbursement prior to the execution of settlement on May 3, 2005, and that was in excess of the $2.5 million retention under the policies, could not be passed on to the insurance carriers providing coverage in excess of the American Home Assurance Company and Chubb Insurance Company of Canada policies. The settlement was subsequently approved by the Delaware Court of Chancery and the Company. The proceeds were received by the Company in January 2007. See Note 18.

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

The Company in 2004 and early 2005 made private settlements with major advertisers and agreed to provide value added advertising benefits, the cost of which will vary depending on the extent the advertisers use these

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits and the nature of the benefit chosen. In 2006, the Company funded all advertiser claims under the Class Action Settlement, made cy pres distributions and reached private settlements with all active non-class member claimants for an aggregate additional cash or cash equivalent consideration of $1.1 million, approximately $575,000 of which is subject to the finalization of documentation between the parties. The Company had previously accrued $27.0 million with regard to advertiser claims related to the circulation overstatement and recorded an additional $0.5 million in 2006 to cover additional fees and expenses. The Company evaluates the adequacy of the reserve on a regular basis and believes the remaining reserve to be adequate, including amounts related to settlements referred to above, as of December 31, 2006.

Delaware Insurance Coverage Action

On November 9, 2006, the Company commenced an insurance coverage action in the Superior Court of the State of Delaware in and for New Castle County, along with Andreas, Burt, Chambers, Kravis, Strauss, Taubman, Thompson, Weidenfeld and Wexner, against the following companies that sold insurance policies covering the Company and its directors: Royal & SunAlliance Insurance Company of Canada; ACE INA Insurance Company; Zurich Insurance Company; AXA Corporate Solutions Assurance; GCAN Insurance Company (f/k/a Gerling Global Canada); Temple Insurance Company; Continental Casualty Company; Encon Group, Inc.; and Lloyd’s Underwriters. The action is entitled Sun-Times Media Group, Inc. v. Sun-Alliance Insurance Company of Canada, Civ. A. No. 06C-11-108 (RRC) (Del. Superior Ct.). The plaintiffs allege that they have been sued in a number of actions which allege that the plaintiffs have committed various wrongful acts in connection with the governance of the Company and that they have incurred, and will continue to incur, costs to defend themselves in, and/or to resolve, such actions, and that such costs are covered by the insurance policies sold to the Company by defendants. Those costs include sums that the Company is pursuant to its by-laws required to (and has) paid to counsel for the insured outside director plaintiffs. The defendants have either denied coverage or have reserved their rights to deny coverage. The Company is claiming causes of action for declaratory relief, breach of insurance contracts, subrogation, contribution, and bad faith against some or all of the defendants. The Company is seeking a declaration that the defendants are obligated to pay all “Losses” under the policies, including past and future defense costs and any settlement or judgment, in connection with the underlying actions, compensatory damages, and punitive damages, as well as interest, attorneys’ fees, the costs and expenses of this action and such other relief that the Court deems proper. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

CanWest Arbitration

On December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. On February 6, 2006, approximately $17.5 million of the proceeds from the sale of the remaining Canadian Newspaper Operations was placed in escrow, to be held up to seven years, pending a final award, judgment or settlement in respect of the arbitration (“CanWest Arbitration”). The arbitration is scheduled to occur in four hearings, the first of which occurred on February 6-16, 2007, and the remainder of which are scheduled to occur on April 9-25, 2007, May 28-June 8, 2007, and June 18-22, 2007. All outstanding matters are expected to be resolved through the four hearings.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.

On December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 27, 2005, Kenneth Whyte, former editor-in-chief of the National Post, filed an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Whyte v. Hollinger International Inc., Index No. 602321/05. Whyte alleges that the Company improperly declined to allow him to exercise his vested stock options in February 2004 and asserts damages of approximately $0.7 million. In September 2005, the Company moved to dismiss the action. On February 28, 2006, the court granted the motion to dismiss one count of the complaint and denied the motion to dismiss the other two counts. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome. The Company has agreed to a settlement of this matter that calls for the payment of an immaterial amount to the plaintiff.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(ii)  Letters of Credit

In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2006, letters of credit in the amount of $9.3 million ($9.2 million in 2005) were outstanding and the Company maintained compensating deposits with the issuer of $7.6 million ($8.0 million in 2005).

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

Under the Canadian Income Tax Act (“ITA”), there are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned under the ITA. The status of certain of the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

newspapers within the Canadian Newspaper Operations as Canadian-owned was affected by Black’s renunciation of his Canadian citizenship in June 2001. Although the Company believes that it had a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the Canadian income tax authorities. Should any challenge be successful, advertisers in Canada might seek compensation for any advertising costs disallowed as a deduction. The amount of exposure, if any, cannot presently be determined. Additionally, one or more of the entities within the Canadian Newspaper Operations has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled. It is possible that the Canadian government could seek the return of these funds as a result of Black’s renunciation of his Canadian citizenship. The total amount received under such grants from January 1, 2001 through December 31, 2006 was approximately Cdn.$4.0 million.

On October 27, 2005, a claim (which was subsequently amended) was filed in the Court of Queens Bench of Alberta by the operator of a weekly magazine in Edmonton, Alberta, Canada against the Company, certain of its subsidiaries and affiliates, the Attorney General of Canada (as liable for the Minister of National Revenue for Canada), and others, one of whom has been indemnified by the Company as described in the first paragraph above. The plaintiff alleges that one title within the Canadian Newspaper Operations made certain misrepresentations to customers regarding the title’s ownership, resulting in damage to the plaintiff. This action is in a preliminary stage, and it is not yet possible to determine its ultimate outcome.

(23)  Related-party Transactions

The following is a description of certain relationships and related-party transactions for the three years ended December 31, 2006. Most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the former directors of the Company who are the subject of the Report.

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

(b) The Company was party to management services agreements with Ravelston, pursuant to which Ravelston provided advisory, consultative, procurement and administrative services to the Company. These services agreements were assigned on July 5, 2002 to RMI. The Company and its subsidiaries expensed fees from Ravelston and RMI (including amounts reflected in discontinued operations), totaling $nil, $nil and $0.5 million for 2006, 2005 and 2004, respectively, pursuant to these agreements. Moffat and Black-Amiel had separate services agreements with the Company. The Restructuring Agreement provided for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI, Moffat and Black-Amiel of the termination of the services agreements effective June 1, 2004 and subsequently proposed, and recorded a charge for, a reduced

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of approximately $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See Note 22(a) ‘‘— Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”

Amounts due to related parties amounted to $8.0 million and $8.0 million at December 31, 2006 and 2005, respectively, largely representing amounts payable in respect of management fees which are no longer being accrued (since June 2004).

(c) On July 11, 2000, the Company loaned $36.8 million to a subsidiary of Hollinger Inc. to fund the cash purchase by Hollinger Inc. of HCPH Special Shares. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. It has been classified as “Loan to affiliate” (a long-term asset) on the Consolidated Balance Sheet. Effective January 1, 2002, the interest rate was changed from 13.0% per annum to LIBOR plus 3.0% per annum, without review by or approval of the Company’s independent directors. As of December 31, 2002, the balance, including accrued interest at the new unapproved rate, was $45.8 million. On March 10, 2003, the Company repurchased for cancellation, from a wholly owned subsidiary of Hollinger Inc., 2,000,000 shares of the Company’s Class A Common Stock at $8.25 per share for a total of $16.5 million. The Company also redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn.$146.63 per share or approximately $9.3 million. Payments for the March 10, 2003 repurchase and redemption were applied against this debt due from the Hollinger Inc. subsidiary resulting in a calculation of net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003, the date of the repayment. At December 31, 2006, approximately $33.7 million of debt (including interest) remains outstanding, based on the promissory note the Hollinger Inc. subsidiary was required to sign on March 10, 2003, for the outstanding balance as then calculated, and based on the lower of two potentially applicable interest rates, as described below. The debt, since the date of the partial repayment, bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Senior Secured Notes (so long as the Senior Secured Notes are outstanding), guaranteed by Ravelston, the controlling stockholder of Hollinger Inc., and secured by certain assets of Ravelston. Following the receipt of an independent fairness opinion and a review of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc., including the subordination of this remaining debt, by a committee of the Board of Directors of the Company, composed entirely of independent directors, the committee approved the new debt arrangements.

The Company previously reported that the committee of independent directors referred to above had agreed to a partial offset to the $20.4 million debt against amounts owed by the Company to RMI, a subsidiary of Ravelston, and further stated that the offset was effected April 30, 2003. The amounts contemplated in the partial offset are further described in Note 23(d). Although the former management of the Company maintained that it believed final approval had been given to the offset by the committee of independent directors, according to the Report, the committee had not given such approval. The committee of independent directors later agreed to approve the requested partial offset on certain terms and conditions, but these terms and conditions were not acceptable to Hollinger Inc. and Ravelston, and the offset was not completed.

Neither the Hollinger Inc. subsidiary nor Ravelston has complied with the terms of the new debt arrangements. Under the terms of the promissory note, the Hollinger Inc. subsidiary is permitted to make interest payments with additional notes if interest payments to the Company are prohibited under the indenture governing Hollinger Inc.’s 11 7/8 Senior Secured Notes. The Hollinger Inc. subsidiary made only partial cash interest payments on the note until August 2003, when it discontinued payments altogether. At this time, the Company cannot ascertain which interest rate is the appropriate one to apply to the debt. Although as set forth in the Report, the Special Committee believes interest should be accrued at the higher rate, to be conservative, the Company has accrued interest at the lower rate. At December 31, 2006, the Company calculates that based on the amount in the promissory note Hollinger Inc.’s

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary was required to sign and using the lower interest rate, unpaid interest amounts to $13.3 million. Ravelston was required to fund a cash collateral account to secure the Hollinger Inc. subsidiary’s repayment obligation. Ravelston has funded approximately $0.1 million to this cash collateral account as of December 31, 2006. The Hollinger Inc. subsidiary’s debt is guaranteed by Ravelston.

The Company has not yet sought to collect on the Ravelston guarantee or attach the receivables. Instead, the Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Black, Radler, Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated without regard to the unauthorized interest rate reduction. See Note 22(a).

(d) On July 3, 2002, NP Holdings, a subsidiary of the Company, was sold to RMI for $3.8 million (Cdn.$5.8 million). The Company, through the Special Committee, has sued RMI and others for breach of fiduciary duty and fraud in connection with the transaction. See Note 22(a). Before the sale, NP Holdings had no significant assets or liabilities other than unutilized tax loss carryforwards. Prior management asserted that NP Holdings potentially had an obligation from a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay The National Post Company Cdn.$22.5 million in connection with the sale to CanWest of The National Post Company, which owned the Company’s remaining 50% interest in the National Post newspaper. Immediately prior to the sale, prior management caused the Company to contribute Cdn.$22.5 million as equity to NP Holdings and then borrow that amount from NP Holdings by way of a demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. The note is payable by the Company’s subsidiary, HCPH Co., and was originally in favor of NP Holdings but was later assigned to RMI. Notwithstanding these transactions and absent consent from CanWest or the National Post Company to the assumption of the obligation by any party other than the Company, the Company was required to pay Cdn.$22.5 million plus interest on November 30, 2004 to satisfy a judgment obtained against the Company by the National Post Company for that amount. See Note 22(a). RMI brought a third party claim in the action commenced by CanWest and the National Post Company in the Ontario Superior Court of Justice (action number 03-CV-260727CMA1) against HCPH Co., a subsidiary of the Company, for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action (action number 03-CV-260727CM). CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on the note. In addition, since the sale, the Company has learned that NP Holdings had greater loss carryforwards than the parties believed at the time of the sale. Therefore, the Company has requested that RMI pay a higher price in recognition of the greater value of NP Holdings, but the Company does not have a contractual right to receive any such additional amount.

(e) The Company has recorded $18.9 million, $23.4 million and $18.0 million of expenses on behalf of current and former executive officers and directors of the Company during the years ended December 31, 2006, 2005 and 2004, respectively. The majority of these expenses relate to payments of fees for legal counsel representing former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations or with respect to litigation as described in Note 22(a). Payments of such fees were made pursuant to indemnification provisions of the Company’s Certificate of Incorporation and the Company’s by-laws.

(f) Included in “Other assets” at December 31, 2006 and 2005, is $3.4 million, owing to the Company from Bradford. Bradford is controlled by Black and Radler. Bradford granted a non-interest bearing note receivable to the Company in connection with a “non-competition” agreement entered into on the sale of certain operations to Bradford during 2000. This note is non-interest bearing, and accordingly, the Company established the amount receivable at the net present value at the time of the agreement. The remaining balance represents that net present value less any payments received. The note receivable is unsecured and due over the period to 2010, and

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated to Bradford’s lenders although, under an acceleration clause, it may be due immediately due to default.

(g) Included in “Other current assets” at December 31, 2006 and “Other assets” at December 31, 2005, is $4.7 million owed by Horizon. Such amounts represent the balance outstanding, on a loan receivable granted by the Company in connection with the sale of certain operations to Horizon during 1999. The loan receivable is unsecured, bears interest at the lower of LIBOR plus 2% and 8% per annum and matures in 2007.

(h) In June 2001, the Company, through a non-profit organization of which it was a member, purchased the publication The National Interest, for approximately $0.1 million. The publication includes Black, and former members of the Company’s Board of Directors, Kissinger and Perle, as its advisors. In 2003, the Company contributed $0.1 million to the non-profit organization which owned The National Interest. In October 2004, the Company, with a final contribution of approximately $0.1 million, withdrew as a member of the non-profit organization which owned The National Interest.

(i) The Company entered into a consulting agreement with Atkinson under the terms of which Atkinson was engaged to assist the CEO of the Company with respect to the Company’s ongoing relationship with CanWest and to perform such other functions and tasks as assigned by the CEO of the Company from time to time. During the term of the agreement, the Company agreed to pay Atkinson $30,000 per month for services rendered through February 28, 2005 and permit continued vesting during the term of the agreement of any unvested stock options previously granted to Atkinson by the Company that would have vested during such term but for Atkinson’s resignation from the Company on April 27, 2004. The Company also agreed to provide Atkinson with suitable office space and appropriate secretarial and administrative assistance at the Company’s expense and to reimburse him for reasonable travel and other expenses approved in advance by the Company during the term of the agreement.

On February 23, 2005, the Company entered into a second consulting agreement with Atkinson effective from March 1, 2005 to September 30, 2005. The Company agreed to pay Atkinson an hourly rate of Cdn.$350.00 and reimburse him for reasonable travel and other expenses approved in advance by the Company. During the duration of this contract, the Company paid Atkinson $18,865.

(j) During the year ended December 31, 2005, the Company paid $1.2 million in estimated tax payments on behalf of Atkinson. The funds were applied against the amounts held under the escrow agreement as described in Note 22(a) “Overview of Investigation of Certain Related Party Transactions.”

(24) Liquidity Considerations

Liquid Assets

The following table summarizes the Company’s liquid assets as of the dates indicated:

	December 31,	December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents	$186,318	$198,388
Short-term investments	—	57,650
Settlement proceeds receivable included in “Other current assets”(1)	50,000	—

Total liquid assets	$236,318	$256,038

(1)	Represents $50.0 million settlement included in “Other current assets” at December 31, 2006 in the Company’s Consolidated Balance Sheet and which was received by the Company in January 2007. Approximately $2.5 million of this settlement was paid to Cardinal’s counsel as attorney fees in January 2007.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents and short-term investments decreased to $186.3 million at December 31, 2006 from $256.0 million at December 31, 2005, a decrease of $69.7 million. This decrease was primarily the result of the repurchase of common stock of $95.7 million, payment of dividends of $17.2 million and cash used in continuing operations of $60.7 million, partially offset by proceeds from the sale of newspaper operations of $86.6 million and proceeds from exercise of stock options of $9.9 million.

Sun-Times Media Group, Inc. is a holding company and its assets consist primarily of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its subsidiaries through dividends, intercompany advances and other payments. Similarly, the Company’s ability to pay any future dividends on its common stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and may be subject to or become subject to statutory restrictions and restrictions in debt agreements that limit their ability to pay dividends or repatriate funds to the United States. The Company’s right to participate in the distribution of assets of any subsidiary or affiliated company upon its liquidation or reorganization, if such an event were to occur, would be subject to the prior claims of the creditors of such subsidiary or affiliated company, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary or affiliated company.

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has recorded accruals to cover contingent liabilities related to additional taxes it may be required to pay in various tax jurisdictions, as well as additional interest and certain penalties that may become payable in respect to these tax matters. The accruals are presented as other tax liabilities classified as follows in the Company’s Consolidated Balance Sheets (see Note 20 to the consolidated financial statements):

	December 31,	December 31,
	2006	2005
	(In thousands)

Classified as current liabilities	$605,334	$557,012
Classified as non-current liabilities	385,436	363,495

	$990,770	$920,507

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any cash payments the Company may be required to make remain uncertain. Efforts to resolve or settle certain of these tax issues, for amounts that could be substantially less than the related accruals, could be successful in 2007. In such an event, a substantial portion of the Company’s cash and cash equivalent balances, as reflected on the Consolidated Balance Sheet at December 31, 2006, (which include cash and cash equivalent balances of $135.1 million of the Company’s non-U.S. operations), could be utilized to fund such resolution or settlement. Although the Company is making progress in resolving or settling certain tax issues, such progress is not sufficiently advanced to the degree or with the level of finality that would cause the Company to adjust its accruals for income tax liabilities.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Newspaper print advertising revenue for the Sun-Times News Group declined approximately 10% during

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 as compared to 2005. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company is considering a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments beginning in the fourth quarter of 2006.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, the operating performance of the Company continues to result in the use of cash to fund continuing operations, particularly in respect of indemnification and litigation costs, rather than the generation of cash from continuing operations.

As discussed under Item 3 “— Legal Proceedings” above, the Company is currently involved in several legal actions as both plaintiff and defendant and is funding significant amounts under indemnification agreements to certain former officers and directors. The actions are in various stages and it is not yet possible to determine their ultimate outcome. At this time, the Company cannot estimate the impact these actions and the related legal fees and indemnification obligations may have on its future cash requirements. However, such requirements may be significant and may exceed amounts that may be recovered through insurance claims or otherwise.

Other

The Company expects that its liquid assets at December 31, 2006 are sufficient to support its operations and meet its obligations into 2008. However, the Company is currently reviewing potential sources of additional liquidity, which may include the sale of certain assets.

(25)  Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2006 and 2005 are as follows:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Restated(b)
	(In thousands, except per share data)

Total operating revenue	$102,424	$107,391	$99,051	$109,834
Operating income (loss)	$(24,270)	$(13,711)	$(22,418)	$21,449
Earnings (loss) from continuing operations	$(26,593)	$20,121	$(34,865)	$(36,293)
Net earnings (loss)	$(7,755)	$20,574	$(34,865)	$(34,627)
Earnings (loss) from continuing operations per basic and diluted share(a)	$(0.29)	$0.23	$(0.43)	$(0.45)
Net earnings (loss) per basic and diluted share(a)	$(0.09)	$0.24	$(0.43)	$(0.43)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
				Restated
				(Note 2(a))

Total operating revenue	$109,383	$117,718	$113,590	$117,198
Operating income (loss)	$(15,839)	$(4,166)	$(7,829)	$17,919
Earnings (loss) from continuing operations	$(20,543)	$(20,399)	$(10,759)	$6,170
Net earnings (loss)	$(18,509)	$(15,542)	$(9,124)	$31,609
Earnings (loss) from continuing operations per basic and diluted share(a)	$(0.23)	$(0.22)	$(0.12)	$0.07
Net earnings (loss) per basic and diluted share(a)	$(0.20)	$(0.17)	$(0.10)	$0.35

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share does not necessarily equal the total for the year.

(b)	The net earnings (loss) for the first quarter of 2006 has been restated from the amount reported in the Company’s quarterly report on Form 10-Q to correct an error in the gain from disposal of a business segment. The correction increased the gain from disposal of business segment from $14,712 as previously reported by $3,927 to $18,639 and decreased the net loss from $11,682 as previously reported by $3,927 to $7,755. The error relates to certain tax liabilities in respect of the Canadian Newspaper Operations that should have been included in the gain on sale and which were not appropriately evaluated until the fourth quarter of 2006.