Form 10-K/A
period 2006-12-31
SUN-TIMES MEDIA GROUP INC
filed 2007-04-30
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-14164
Sun-Times Media Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3518892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

350 North Orleans Street, 10-S,	60654
Chicago, Illinois	(Zip Code)
(Address of Principal Executive Office)
Registrant’s telephone number, including area code
(312) 321-2299
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Class A Common Stock par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
     The number of outstanding shares of each class of the registrant’s common stock as of April 25, 2007 was as follows: 65,263,369 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2007, and is being filed solely to amend Part III, items 10 through 14 and to include Exhibits 10.36 and 10.37 to Part IV, Item 15(a)(2), of the Annual Report on Form 10-K. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby deleted.
Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

i

SUN-TIMES MEDIA GROUP, INC.
2006 FORM 10-K/A

Page
PART III
Item 10. Directors and Executive Officers of the Registrant	1
Item 11. Executive Compensation	4
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13. Certain Relationships and Related Transactions	36
Item 14. Principal Accountant Fees and Services	37
PART IV
Item 15. Exhibits and Financial Statements	39
Employment Agreement with James D. McDonough
Key Employee Severance Program Participation Agreement
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

ii

PART III
Item 10. Directors and Executive Officers and Corporate Governance
     The names, ages and position held of each of the directors and executive officers of the Company are set forth below. All directors are elected on an annual basis.

Name and Age	Position(s) with the Company
John F. Bard, 66	Director
William G. Barker, III, 48	Chief Financial Officer
John D. Cruickshank, 54	Chief Operating Officer — Sun-Times News Group
Herbert A. Denton, 60	Director
Cyrus F. Freidheim, Jr., 71	President and Chief Executive Officer, Director
Thomas L. Kram, 48	Controller and Chief Accounting Officer
James D. McDonough, 48	Vice President, General Counsel and Secretary
John M. O’Brien, 64	Director
Gordon A. Paris, 53	Director
Graham W. Savage, 58	Director
Raymond G. H. Seitz, 66	Chairman of the Board of Directors
Raymond S. Troubh, 80	Director
The name, principal occupation, business experience and tenure as an executive officer of the Company is set forth below. Unless otherwise indicated, all principal occupations have been held for more than five years.
   John F. Bard, Director. Mr. Bard served as Chief Financial Officer of Wm. Wrigley Jr. Company, a major producer, marketer and distributor of chewing gum, from 1990 to 2000. Mr. Bard also held the position of Executive Vice President at Wm. Wrigley Jr. Company from 1999 to 2000, and from 1990 to 1999, Mr. Bard was Senior Vice President. Prior thereto, Mr. Bard was Executive Vice President and later President of Tambrands, Inc., a manufacturer of personal hygiene products. Mr. Bard began his business career in 1963 in financial management with The Procter & Gamble Company, a diversified producer, manufacturer and distributor of branded products. Mr. Bard is also a director of Weight Watchers International, Inc. and Wm. Wrigley Jr. Company, both of which are United States public reporting companies.
   William G. Barker, III, Senior Vice President and Chief Financial Officer. Mr. Barker was named Senior Vice President, Finance, in February 2007 and assumed the duties of Chief Financial Officer in March 2007 after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006. Mr. Barker spent much of his career with PepsiCo Inc. and its subsidiary, Quaker Oats. Mr. Barker most recently served as Vice President, Finance & Strategy for PepsiCo’s Gatorade business. Previously, he had been Vice President and Corporate Controller for Quaker Oats and before that, Director of Planning and Analysis for Gatorade.
   John D. Cruickshank, Chief Operating Officer — Sun-Times News Group. Mr. Cruickshank has served as the Chief Operating Officer—Sun-Times News Group and publisher of the Chicago Sun-Times since November 2003. Mr. Cruickshank served as Vice President Editorial and co-editor of the Chicago Sun-Times from 2000 to November 2003.
   Herbert A. Denton, Director. Mr. Denton was elected as a director in February 2007. He is President of Providence Capital Inc., which he founded in 1991. Prior to that, he served as Managing Director for Jeffries & Co., where he headed mergers and acquisitions and represented a number of leading investors and funds. In 1982, Mr. Denton founded Pacific Equity, which was later acquired by Jeffries & Co. Early in his career, Mr. Denton worked for Donaldson Lufkin & Jenrette and founded the firm’s Hong Kong office. Mr. Denton has served on several boards of directors, including those of PolyMedica Corp., Mesa Air Group Inc., Trover Solutions Inc., Union Corporation, Inc. and Capsure Holdings, Inc.
   Cyrus F. Freidheim, Jr., President and Chief Executive Officer; Director. Mr. Freidheim was appointed the Company’s President and Chief Executive Officer in November 2006. Mr. Freidheim has been Chairman of Old Harbour Partners, a private investment firm he founded, since 2004. From 2002 to 2004, Mr. Freidheim was Chairman, President and Chief Executive Officer of Chiquita Brands International Inc., a major producer, marketer and distributor of fresh produce.(1) From 1990 to 2002, Mr. Freidheim was Vice Chairman at Booz Allen & Hamilton International, a management consulting firm, in Chicago, Illinois, having joined Booz Allen & Hamilton International in 1966. Mr. Freidheim currently serves as a director of Allegheny Energy Inc. and HSBC Finance Corporation, Inc., both of which are United States public reporting companies.
   Thomas L. Kram, Corporate Controller and Chief Accounting Officer. Mr. Kram joined the Company in July 2004 as Corporate Controller. Mr. Kram was formerly Vice President, Controller of Budget Group, Inc. from July 1997 through December 2003.
   James D. McDonough, Vice President, General Counsel and Secretary. Mr. McDonough joined the company in January 2005 as Assistant General Counsel and Chief Counsel of the company’s Chicago Group, which includes the Chicago Sun-Times. He became the Vice President, General Counsel and Secretary of the Company on December 29, 2006. Before joining the Company Mr. McDonough was a partner in the law firm of Gardner Carton & Douglas LLP in Chicago, where he acted as outside counsel to the Audit Committee of the Company.
   John M. O’Brien, Director. Mr. O’Brien served as the Chief Financial Officer of The New York Times Company, a major newspaper publisher, from 1998 to 2001. Mr. O’Brien joined The New York Times Company in 1960. He served in positions of increasing responsibility in the accounting and finance areas before being named a Vice President in 1980 and following that held several senior executive positions in the operations, finance and labor relations areas, including Senior Vice President for Operations, Deputy General Manager for the New York Times newspaper and Deputy Manager of The New York Times Company.
   Gordon A. Paris, Director. Mr. Paris served as the Company’s President and Chief Executive Officer until November 2006 and as Chairman of the Company’s Board of Directors until June 2006. Mr. Paris had been appointed Interim Chairman in January 2004 and as Interim President and Chief Executive Officer in November 2003. On January 26, 2005, the Board of Directors eliminated the word “Interim” from Mr. Paris’ titles. Mr. Paris is an Advisory Director at Berenson & Company, a private investment bank. Prior to joining Berenson & Company in February 2002, Mr. Paris was Head of Investment Banking at TD Securities (USA) Inc., an investment bank subsidiary of The Toronto-Dominion Bank. Mr. Paris joined TD Securities (USA) Inc. as Managing Director and Group Head of High Yield Origination and Capital Markets in March 1996 and became a Senior Vice President of The Toronto-Dominion Bank in 2000.
   Graham W. Savage, Director. Mr. Savage served for 21 years, seven years as the Chief Financial Officer, at Rogers Communications Inc., a major Toronto-based media and communications company. Mr. Savage currently serves as Chairman of Callisto Capital LP, a merchant banking firm based in Toronto, and as a director and chairman of the audit committee of Canadian Tire Corporation, Limited, which is a Canadian public reporting company.
   Raymond G.H. Seitz, Chairman of the Board of Directors. Mr. Seitz has served as Chairman of the Company’s Board of Directors since June 2006. Mr. Seitz served as Vice Chairman of Lehman Brothers (Europe), an investment bank, from April 1995 to April 2003, following his retirement as the American Ambassador to the Court of St. James from 1991 to 1995. Mr. Seitz currently serves as a director of PCCW Limited, which is a United States public reporting company.
   Raymond S. Troubh, Director. Mr. Troubh has been a financial consultant, his principal occupation, since prior to 1989, and has been a non-executive director of more than 25 public companies. He is a former Governor of the American Stock Exchange and a former general partner of Lazard Frères & Co., an investment banking firm. Mr.

Troubh is a director of Diamond Offshore Drilling, Inc., General American Investors Company, Gentiva Health Services, Inc. and Triarc Companies, Inc., all of which are United States public reporting companies.

(1)	Mr. Freidheim was Chief Executive Officer of Chiquita Brands International, Inc. from 2002 to 2004. On March 14, 2007, Chiquita Brands announced that it had entered into a plea agreement with the United States Attorney’s Office for the District of Columbia and the National Security Division of the U.S. Department of Justice relating to an investigation by the government into payments between 1997 and early 2004 by a former subsidiary of Chiquita Brands to certain groups designated under U.S. law as foreign terrorist organizations in Colombia. Under the plea agreement, Chiquita Brands would plead guilty to one count of Engaging in Transactions with a Specially-Designated Global Terrorist and will pay a fine of $25 million. In a subsequent filing with the Securities and Exchange Commission, Chiquita Brands reported that its plea agreement was provisionally accepted by the U.S. District Court for the District of Columbia. Chiquita Brands also announced that it would continue to cooperate with the government in any continuing investigation of the matter. Mr. Freidheim was previously informed he was a subject of the government’s investigation. The Company stated in its Form 8-K filed on March 16, 2007 that its Board of Directors would conduct an inquiry into this matter as it may relate to the Company.

The inquiry, which was conducted by the Audit Committee of the Board of Directors with the assistance of its counsel, Paul, Weiss, Rifkind, Wharton & Garrison LLP, has been concluded. The Board of Directors has considered the matter and, in doing so, has made no determination concerning the underlying merits of the government’s investigation or with respect to Mr. Freidheim’s tenure at Chiquita Brands. However, the Board determined that Mr. Freidheim should have disclosed the fact that he had been advised that he was a subject of the grand jury investigation into certain past activities of Chiquita Brands and that, as such, he appeared twice before the grand jury investigating the matter. The Board determined that such disclosure should have been made to the Company’s Board at the time when he was elected to the Board and later when he had a fiduciary duty as a director and was elected as President and Chief Executive Officer. Although the Board concluded that Mr. Freidheim breached his duty to disclose this matter to the Company, a majority of the Board concluded that, in its business judgment, Mr. Freidheim’s continued leadership as President and Chief Executive Officer at this time is in the best interests of the Company.
Audit Committee
The Company’s Audit Committee currently consists of Messrs. Bard, O’Brien and Savage (Chairman). The Board of Directors has determined that Mr. Savage, who became a member of the Audit Committee in November 2003, is an audit committee financial expert with the relevant accounting or related financial management expertise as described in Mr. Savage’s biography above. All members of the Company’s Audit Committee meet the independence requirements of the listing standards of the New York Stock Exchange.
Code of Ethics
The Company has implemented a Code of Business Conduct and Ethics, which applies to all employees of the Company, including each of its Chief Executive Officer, Chief Financial Officer and principal accounting officer or controller or persons performing similar functions. The text of the Code of Business Conduct and Ethics can be accessed on the Company’s website at www.thesuntimesgroup.com. Any changes to the Code of Business Conduct and Ethics will be posted on the Company’s website.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of any equity security of the Company are required to report their initial ownership of any equity security and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this report any failure to file such reports by those dates during 2006. To the Company’s knowledge, except as set forth in the following sentence, based upon a review of the copies of the reports furnished to the Company and written representations that no other reports were required, these filing requirements were satisfied during the 2006 fiscal year. Late Form 3s and 4s were filed as follows: (i) a report was filed on July 6, 2006 by Stanley M. Beck, Q.C., a former director of the Company, to report a grant of DSUs on June 30, 2006; (ii) a report was filed on January 30, 2007 by Mr. Kram to report his appointment as the Company’s Principal Accounting Officer on July 26, 2004 and a report was filed by Mr. Kram on January 30, 2007 to report three grants of DSUs and settlement of two such grants on January 26, 2006 and December 9, 2006; and (iii) a report was filed by Gregory A. Stoklosa the Company’s former Vice President and Chief Financial Officer, on February 8, 2007 to report the settlement on March 14, 2006 and December 9, 2006 of previously issued DSUs.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Our Compensation Discussion and Analysis addresses the following topics:
•	our compensation-setting process;

•	our compensation philosophy and policies regarding executive compensation;

•	the components of our executive compensation program; and

•	our compensation decisions for fiscal year 2006.
In this “Compensation Discussion and Analysis” section, the terms, “we,” “our,” “us,” and the “Committee” refer to the Compensation Committee of Sun-Times Media Group, Inc.’s Board of Directors.
The Compensation-Setting Process
A Year-Round Process
     Although many compensation decisions are made in the first quarter of the fiscal year, our compensation planning process, including evaluation of management performance and consideration of the business environment, is a year-round process. Compensation decisions are designed to promote our fundamental business objectives and strategy.
Management’s Role in the Compensation-Setting Process
     Management plays a significant role in the compensation-setting process, other than for the Chief Executive Officer. The most significant aspects of management’s role are:
•	designing and recommending compensation plans;

•	recommending business performance and individual targets and goals;

•	evaluating employee performance; and

•	recommending salary and bonus levels and long-term incentive awards.
     The Chief Executive Officer works with the Compensation Committee Chair in establishing the agenda for Committee meetings. The Chief Executive Officer also participates in Committee meetings at the Committee’s request to provide compensation recommendations as to senior executive officers (other than himself).
Compensation Consultants
     The Compensation Committee Charter grants the Compensation Committee the sole authority to retain and terminate compensation consultants and approve their fees and other retention terms. These consultants report directly to the Compensation Committee. In 2006, the Compensation Committee used the services of two compensation consultants, Watson Wyatt Worldwide, Inc. and Deloitte Consulting LLP, to review the compensation practices of other companies and to make recommendations to the Committee regarding the level and structure of compensation for the Company’s Chief Executive Officer.
Annual Evaluation
     We meet each year to evaluate the performance of the named executive officers, to determine their bonuses for the prior year, to establish their performance objectives for the bonus program for the current year, to set their base salaries for the current year, and to consider and approve any grants to them of cash or equity incentive compensation under our 1999 Stock Incentive Plan, Long-Term Incentive Plan (LTIP) and Executive Cash Incentive Plan, and to address any other matters that require the attention of the Committee. The Compensation Committee held a total of nine meetings during 2006.
Performance Objectives
     Our process typically begins with establishing individual and corporate performance objectives for senior executive officers in the first quarter of each fiscal year. Corporate performance objectives typically are established on the basis of the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) performance of the Company or of specific business units within the Company. Long-term corporate performance objectives have also been established on the basis of total stockholder return.
Competitive Compensation Practices
     We use information regarding pay practices at other comparable companies to help us establish the named executive officers’ compensation levels because we recognize that our compensation opportunities must be reasonable and competitive in the marketplace. Accordingly, we review compensation levels for our named executive officers against compensation ranges and averages for comparable positions using media industry survey information provided by our compensation consultants.
Total Compensation Opportunities
     In addition to the performance objectives, we establish total compensation opportunities for each of the senior executive officers. In making these determinations, we apply the compensation philosophy described below and also consider historical compensation levels, competitive pay practices at other media industry companies, and the relative compensation levels among the Company’s senior executive officers. We also consider industry conditions, corporate performance and the overall effectiveness of our compensation program in achieving desired performance levels.
Performance-Based Pay
     As targeted total compensation opportunities are determined, we also determine the portion of total compensation that will be in the form of contingent, performance-based pay. Performance-based pay generally includes annual cash bonuses for achievement of specified corporate and individual performance objectives and long-term incentive compensation that may include a cash component as well as an equity component, the value of which is dependent upon stock price performance.
Compensation Philosophy
     Our compensation philosophy is intended to align the interests of management with those of the Company’s stockholders. The following principles influence and guide our compensation decisions:
Focus on Results and Strategic Objectives
     Our compensation analysis begins with an examination of the Company’s business plan and strategic objectives. We intend that our compensation decisions will attract and retain leaders and reward them for achieving the Company’s business goals and strategic objectives.
Emphasis on Performance-Based Compensation
     Our compensation philosophy is based upon the belief that pay for executive officers should be directly linked to performance. Accordingly, a substantial portion of executive officer compensation is contingent on, and varies with, achievement of corporate and individual performance objectives.
     Compensation and Performance-Based Pay Should Reflect Position and Responsibility

     Total compensation and accountability should generally increase with position and responsibility. Consistent with this philosophy:
• Total compensation opportunity is higher for individuals with greater responsibility and greater ability to influence the Company’s achievement of targeted results and strategic objectives.
• As position and responsibility increase, a greater portion of the executive officer’s total compensation opportunity is performance-based.
• Long-term incentive compensation opportunity, including equity-based compensation, is higher for persons with higher levels of responsibility, making a significant portion of their total compensation opportunity dependent on long-term stock price appreciation and total stockholder return.
Compensation Decisions Should Promote the Interests of Stockholders
     Compensation should focus senior management on achieving strong short-term (annual) performance in a manner that supports the Company’s long-term success and profitability. The bonus program creates an incentive for meeting annual performance targets while awards of long-term incentive compensation encourage the achievement of objectives over a longer-term performance cycle.
Compensation Should be Reasonable and Responsible
     It is essential that the Company’s overall compensation opportunities be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, we believe that compensation should be set at responsible levels.
Compensation Disclosures Should be Clear and Complete
     We believe that all aspects of executive compensation should be clearly, comprehensibly and promptly disclosed. We believe that compensation disclosures should provide all of the information necessary to permit stockholders to understand our compensation philosophy, our compensation-setting process and how and how much our executives are paid.
Elements of Executive Compensation
Base Salary
     Base pay is a critical element of executive compensation because it enables the Company to recruit and retain key executives. In determining base salaries, we consider the executive’s qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance, competitive salary practices for executives in comparable positions at other media industry companies, internal pay equity and the tax deductibility of base salary.
     Finally, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation opportunity that such executives can earn is directly linked to performance.
Annual Bonus Program
     Annual Bonuses are designed to provide incentives for achieving short-term (i.e., annual) financial operational and individual goals. For 2006, the Company’s Annual Bonus Program provided Gordon A. Paris, the Company’s former President and Chief Executive Officer, John D. Cruickshank, the Chief Operating Officer of the Sun-Times News Group, Gregory A. Stoklosa, the Company’s former Vice President and Chief Financial Officer, and James R. Van Horn, the Company’s former Vice President, General Counsel and Secretary, an opportunity to earn an annual cash bonus for achieving specified, pre-established performance-based goals. As discussed in more detail below under “—Our Compensation Decisions,” performance goals are tied to measures of operating performance and individual goals. Other senior executive officers, including James D. McDonough, the Company’s Vice President, General Counsel and Secretary, Thomas L. Kram, the Company’s Controller and Chief Accounting Officer, and Robert T. Smith, the Company’s former Treasurer, were eligible for discretionary bonuses in 2006 based upon corporate and individual performance.
Long-Term Incentives
     We believe that long-term incentive compensation is the most effective means of creating a long-term alignment of the compensation provided to officers and other key management personnel with gains realized by the Company’s stockholders. In determining the long-term incentive opportunity to be granted to senior executive officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, the individual’s historic and recent performance, the value of the grants in relation to other elements of total compensation and competitive compensation practices. Pursuant to the terms of the LTIP, certain executive officers of the Company may receive awards of Deferred Stock Units (DSUs), granted under the Company’s 1999 Stock Incentive Plan or any successor thereto with such terms as may be established by the Compensation Committee and set forth in a Deferred Stock Unit award agreement. Each DSU entitles the grantee to one share of the Company’s Class A common stock on the vesting date of the DSU. The DSUs that the Company has granted have typically vested 25% on each of the first through fourth anniversaries of the grant date. Vesting of the DSUs accelerates upon a grantee’s termination of employment by reason of death, permanent disability or retirement. Vesting of the DSUs also accelerates upon a change of control.
     Pursuant to the terms of the LTIP, certain executive officers of the Company may also be eligible to receive a cash-based incentive award (the “Cash Incentive Award”). Receipt of the Cash Incentive Award by a participating officer is subject to the Company’s achievement of a pre-established performance measure over the three-year performance period for each award. This performance measure is based upon the total stockholder return on the Company’s Class A common stock for the three-year performance period as compared to the return of the S&P 1000 (the “Index”) for the same period. The Company’s return has to be at or above the 50th percentile of all of the companies in the Index for an officer to earn any payout of the Cash Incentive Award, and in such case the payout will be 50% at the 50th percentile, 100% at the 60th percentile, 200% at the 75th percentile and 250% at the 90th percentile, with the percentages determined on a ratable basis in between those levels. In the event of a change of control of the Company, payment of the Cash Incentive Award is accelerated to, and based on performance as of, the closing date of the change of control. The Company granted Cash Incentive Awards in 2005 to Messrs. Paris, Stoklosa, Cruickshank and Van Horn with performance to be measured for the three-year period ending on December 9, 2008. No additional Cash Incentive Awards were granted in 2006.
     If before a change of control of the Company, a participating officer dies, terminates employment because of permanent disability, retires from the Company after attaining age 59 1/2, or is terminated by the Company without cause, any Cash Incentive Award that was unvested at the time of his termination will become vested, and a prorated portion of no more than 100% of the target award, determined by taking into account a shortened measurement period beginning on the award date and ending on date of termination, will be paid by March 15 of the year following the year of the participating officer’s termination to the extent earned.
     Cash Incentive Awards become fully vested on a change of control. In addition, Cash Incentive Awards payable after a change of control are, if earned, paid without proration or the payment limitation of 100% of the target award described in the immediately preceding paragraph.
     Participating officers who are terminated by the Company without cause or who voluntarily terminate employment for good reason following a change of control and whose awards were forfeited or paid out in connection with such termination will have their awards reinstated in the event a Change of Control Business Combination Transaction (as defined in the LTIP) occurs within six months following the participating officer’s termination. In such event, the participating officer would become entitled to receive any additional incentive award payment the participating officer would have been entitled to receive upon a Change of Control Business Combination Transaction, had the forfeiture or termination of employment not occurred.

Additional Benefits
     Executive officers are generally entitled to executive life and long-term disability insurance, the premiums for which are paid for by the Company. Executive officers also participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees, including health insurance, group life and long-term disability insurance and participation in the Company’s 401(k) plan, which has historically included a discretionary Company profit sharing contribution equal to 3.5% of each participant’s W-2 compensation, up to the maximum amount allowed by law. See “—Employment Agreements.”
Our Compensation Decisions
     This section of the Compensation Discussion and Analysis describes the compensation decisions that we made with respect to the named executive officers for 2006. On November 14, 2006, Cyrus F. Freidheim, Jr. succeeded Gordon A. Paris as President and Chief Executive Officer of the Company and on December 29, 2006, James D. McDonough succeeded James R. Van Horn as Vice President, General Counsel and Secretary of the Company. On February 16, 2007, Gregory A. Stoklosa’s employment with the Company as Vice President and Chief Financial Officer was terminated. On September 30, 2006, Robert T. Smith’s employment with the Company as Treasurer was terminated.
Chief Executive Officer
     On November 14, 2006, the Board of Directors appointed Mr. Freidheim as the Company’s President and Chief Executive Officer to succeed Mr. Paris. In connection with Mr. Freidheim’s appointment, the Committee agreed to a compensation arrangement for Mr. Freidheim, reflected in a term sheet. Mr. Freidheim’s compensation arrangement was approved by the Compensation Committee following a review of competitive compensation opportunities for the chief executive officers of comparably-sized media and publishing companies provided by the Committee’s compensation consultant. The Compensation Committee determined that the level of Mr. Freidheim’s total compensation opportunity was important to the Company’s efforts to recruit and retain Mr. Freidheim. The Committee designed Mr. Freidheim’s overall compensation package to include equity components that would provide appropriate incentives linking Mr. Freidheim’s compensation to both the Company’s operating results and its future stock price performance. The Committee determined that EBITDA would be an appropriate measure of the Company’s operating performance because it is a key driver of stockholder value.
     Mr. Freidheim’s compensation arrangement includes the following elements: (a) an annual base salary of $680,000; (b) an annual bonus for 2007 (with a target bonus of 100% of base salary and a maximum bonus of 200% of base salary) based on performance against EBITDA-based targets to be agreed, payable 50% in cash and 50% in shares of the Company’s Class A common stock, with the number of shares to be determined based on the closing price of a share of the Company’s Class A common stock on November 14, 2006 ($5.53); (c) a pro-rata target bonus for 2006 of $87,561; (d) a grant of 100,000 shares of restricted stock that vest 50% on November 15, 2007 and 50% on November 15, 2008, subject to continued employment as Chief Executive Officer on the applicable date; and (e) a grant of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn (i) 50,000 shares of the Company’s Class A common stock if the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $7.00, and an additional 50,000 shares of the Company’s Class A common stock if the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $8.00, $9.00 and $10.00, respectively (so that a maximum of 200,000 shares of the Company’s Class A common stock may be earned under this portion of the stock opportunity award) and (ii) 100,000 shares (at target) or 200,000 shares (at maximum) (the “EBITDA Award”) based on performance against EBITDA-based targets to be agreed, which will be established independently of the EBITDA-based goals used for the 2007 bonus (so that a maximum of 400,000 shares of the Company’s Class A common stock in the aggregate may be earned under both portions of the stock opportunity award), subject in each case to continued employment as Chief Executive Officer on the applicable date, and provided further that any shares earned under the stock opportunity award may not be sold, transferred or otherwise disposed of by Mr. Freidheim so long as he remains Chief Executive Officer of the Company (except to pay taxes incurred in connection with earning such shares). This arrangement was approved by the independent members of the Company’s Board of Directors. Subsequently, in the first quarter of 2007, the Compensation Committee established two-year EBITDA-based targets and other long-term corporate objectives, including, but not limited to, the Company’s financial strength, organization and management and strategy going forward, for Mr. Freidheim for the EBITDA Award such that he will be eligible to earn 50,000 shares (at threshold), 100,000 shares (at target) or 200,000 shares (at maximum) based on performance against such targets and objectives. Half of the award pool will be based on the Company’s EBITDA, and the other half will be based on the Compensation Committee’s evaluation of Mr. Freidheim’s performance against such long-term corporate objectives.
Base Salary for Named Executive Officers Other Than Mr. Freidheim
     We determine base salaries based upon individual performance, responsibility level and competitive pay levels at other comparable companies. In setting these base salaries, we considered:
•	the compensation philosophy and guiding principles described above;

•	the experience and industry knowledge of the named executive officers and the quality and effectiveness of their leadership at the Company;

•	all of the components of executive compensation, including base salary, incentive compensation under the bonus plan, long-term incentive compensation and benefits;

•	the mix of performance pay to total compensation; and

•	the base salary paid to executive officers in comparable positions at other media industry companies.
The following table sets forth the base salaries of the named executive officers (other than Mr. Freidheim) for 2006 and the percentage change from 2005.

		2006		Percentage
Name	Title	Base Salary		Increase/(Decrease)
Gordon A. Paris(1)	Former President and Chief Executive Officer	$900,000	(2)	(55)%
Gregory A. Stoklosa(3)	Former Chief Financial Officer	$400,000		0%
John D. Cruickshank	Chief Operating Officer-Sun-Times News Group	$400,000		11%
James D. McDonough	Vice President, General Counsel and Secretary	$225,000	(4)	0%
Thomas L. Kram	Controller and Chief Accounting Officer	$184,000	(5)	0%
James R. Van Horn(6)	Former Vice President, General Counsel and Secretary	$350,000		0%
Robert T. Smith(7)	Former Treasurer	$310,000		0%

(1)	Mr. Paris ceased to be President and Chief Executive Officer of the Company on November 14, 2006 and his employment with the Company terminated on December 29, 2006. Mr. Paris continues to serve as a director of the Company.

(2)	Base salary was offset in the amount of the annual salary, $25,000, received by Mr. Paris from Berenson & Company.

(3)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(4)	On December 14, 2006, Mr. McDonough’s base salary was increased to $275,000, effective at the close of business on December 29, 2006.

(5)	On February 2, 2007, Mr. Kram’s base salary was increased to $210,000, effective retroactively to July 23, 2006.

(6)	Mr. Van Horn’s employment with the Company terminated on December 29, 2006.

(7)	Mr. Smith’s employment with the Company terminated on September 30, 2006.

In establishing the compensation level for Mr. Paris for 2005, the Compensation Committee considered several factors, including the unusual circumstances under which Mr. Paris was asked to assume the roles of Chairman, President and Chief Executive Officer at the request of the Board of Directors, the level of compensation which Mr. Paris had experienced in his most recent professional positions, and competitive compensation data provided by an independent compensation expert. Effective January 1, 2006, Mr. Paris’ compensation arrangement was modified to reduce his total annual cash compensation opportunity and to increase his long-term compensation opportunity.
Annual Bonus
     For 2006, as discussed above, Mr. Freidheim received a guaranteed pro-rata bonus of $87,561 pursuant to his previously-agreed-to compensation arrangement. The Company’s Annual Bonus Program provided Messrs. Cruickshank, Stolklosa, Paris and Van Horn an opportunity to earn an annual cash bonus for achieving specified, performance-based goals established for the year. In 2006, the Compensation Committee established performance objectives for Mr. Cruickshank based 60% on targeted levels of Sun-Times News Group EBITDA and 40% on individual goals that are related to the achievement of specific objectives that improve a business process or further the Company’s long-term objectives. The Compensation Committee established performance objectives for Messrs. Stoklosa, Paris and Van Horn based 60% on targeted levels of Sun-Times News Group EBITDA, 10% on the achievement of certain corporate goals and 30% on individual goals. These performance objectives provided Messrs. Cruickshank, Stoklosa and Van Horn with the opportunity to earn a target cash bonus of 75% of their base salary if the performance objectives were met and provided Mr. Paris with the opportunity to earn a target cash bonus of 100% of his base salary if the performance objectives were met. Because the threshold Sun-Times News Group EBITDA target of $77.7 million was not met, Mr. Cruickshank was only eligible for a target bonus of $120,000, rather than $300,000, and was awarded a bonus of $80,000. Because the employment of each of Messrs. Stoklosa, Paris and Van Horn was terminated prior to the payment of 2006 bonuses, none of them was awarded a bonus for 2006. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company.”
     For 2006, Messrs. McDonough and Kram were eligible for target discretionary bonuses based upon corporate and individual performance of $67,500 and $46,000, respectively, and they received bonuses in the amount of $25,000 and $33,000, respectively. For 2006, Mr. Smith was eligible for a discretionary bonus based upon corporate and individual performance, but because his employment was terminated during 2006 he was not awarded a bonus for 2006.
Long-Term Incentive Plan
     There were no Cash Incentive Awards, DSUs or stock option awards made under the LTIP or the 1999 Stock Incentive Plan during fiscal year 2006, other than the equity award to Mr. Freidheim in connection with his appointment as President and Chief Executive Officer in November 2006 consisting of 100,000 shares of restricted Class A common stock and a stock opportunity award with respect to up to 400,000 shares of Class A common stock based upon the achievement of certain Company and stock price performance goals. For more details, see “—Our Compensation Decisions—Chief Executive Officer” and “—Employment Agreements—Terms of Freidheim Arrangement.”
Reasonableness of Compensation
     After considering all components of the compensation paid to the named executive officers, the Compensation Committee has determined that the compensation is reasonable and appropriate.
Compensation Policies
The Tax Deductibility of Compensation Should be Maximized Where Appropriate
     The Company generally seeks to maximize the deductibility for tax purposes of all elements of compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 paid to the Company’s Chief Executive Officer, and each of its four other most highly compensated executive officers, unless such payments are

“performance-based” in accordance with the regulations promulgated under Section 162(m) of the Code. We review compensation plans in light of applicable tax provisions, including Section 162(m), and may revise compensation plans from time to time to maximize deductibility. However, we may approve compensation that does not qualify for deductibility when we deem it to be in the best interests of the Company.
Financial Restatement
     It is the Board of Directors’ Policy that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where deemed appropriate by the Compensation Committee, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.
COMPENSATION COMMITTEE REPORT
     We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in the proxy statement relating to the Company’s 2007 Annual Meeting of Stockholders.

Submitted by:	John F. Bard, Chairman
John M. O’Brien
Members of the Compensation Committee

Summary Compensation Table for Named Executive Officers
   The following table sets forth compensation information for the fiscal year ended December 31, 2006 for (i) the persons who served during 2006 as the Company’s Chief Executive Officer, (ii) the person who served during 2006 as the Company’s Chief Financial Officer, (iii) the three other most highly compensated executive officers of the Company who served in such capacities on December 31, 2006, and (iv) two former executive officers of the Company who would have been described in clause (iii) except that their employment terminated prior to December 31, 2006 (collectively, the “named executive officers”).

							Non-Equity
							Incentive
							Plan	All other
Name and				Stock	Option		Compen-	Compen-
Principal		Salary	Bonus	Awards	Awards		sation	sation		Total
Position	Year	($)	($)	($)(1)	($)		($)	($)		($)
Cyrus F. Freidheim, Jr., President and Chief Executive Officer(2)	2006	$163,561	$87,561	$121,189 (3)	—		—	—		$372,311

Gordon A. Paris, Former President and Chief Executive Officer (4)	2006	$972,115	—	$1,101,563	—		—	$2,754,009	(5)	$4,827,687

Gregory A. Stoklosa, Former Vice President and Chief Financial Officer(6)	2006	$400,000	—	$240,750 (7)	—		—	$19,691	(8)	$660,441

John D. Cruickshank, Chief Operating Officer-Sun Times News Group	2006	$398,462	—	$109,750	$17,312	(9)	$80,000	$32,445	(10)	$637,969

James D. McDonough, Vice President, General Counsel and Secretary	2006	$225,000	$25,000	$27,694	—		—	$13,090	(11)	$290,784

Thomas L. Kram, Controller and Chief Accounting Officer	2006	$184,000	$33,000	$27,694	—		—	$8,078	(12)	$252,772

James R. Van Horn, Former Vice President, General Counsel and Secretary (13)	2006	$363,462	—	$146,203	—		—	$1,135,237	(14)	$1,645,902

Robert T. Smith, Former Treasurer (15)	2006	$264,692	—	—	$17,274	(16)	—	$554,031	(17)	$835,997

(1)	The amounts in this column (other than $66,255 for Mr. Freidheim (as to which see Note (3) to this table below)) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) with respect to awards of deferred stock units (“DSUs”) granted in 2005. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(2)	Mr. Freidheim became President and Chief Executive Officer on November 14, 2006. Prior to that date, Mr. Freidheim received compensation as a director of the Company. Amount shown under “Salary” includes $76,000 of cash director fees paid to Mr. Freidheim in 2006 and amount shown under “Stock Awards” includes $54,934 in respect of DSUs granted to Mr. Freidheim as a director in 2006. See “— Directors’ Compensation.”

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R with respect to awards to Mr. Freidheim in 2006 of 7,277 DSUs (including dividend equivalent DSUs) granted to him as a director, 100,000 shares of restricted Class A common stock and a stock opportunity award with respect to up to 400,000 shares of Class A common stock. See “—Our Compensation Decisions—Chief Executive Officer” and “—Employment Agreements—Terms of Freidheim Arrangement” for a detailed description of these awards. Under SFAS No. 123R, the grant date fair value of the award of 100,000 shares of restricted Class A common stock is being expensed ratably over the two-year vesting period. The grant date fair value of the 200,000-share portion of the stock opportunity award that vests based upon the attainment of specified price levels for the Company’s Class A common stock was estimated for financial statement reporting purposes using a Monte Carlo simulation model and the estimated fair value is being expensed over the median expected vesting periods produced by the Monte Carlo simulation. Under SFAS No. 123R, no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 with respect to the EBITDA Award portion of the stock opportunity award because the relevant performance targets and objectives had not been established as of December 31, 2006.

(4)	Mr. Paris ceased to be President and Chief Executive Officer of the Company on November 14, 2006 and his employment with the Company terminated on December 29, 2006. Mr. Paris continues to serve as a director of the Company.

(5)	Consists of payments made by the Company to Mr. Paris pursuant to the terms of the Paris Employment Agreement and the Paris Separation Agreement. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Paris.” Also includes contributions made by the Company under the Company’s 401(k) plan ($7,875), executive life insurance premiums paid on Mr. Paris’ behalf by the Company ($4,200) and perquisites that aggregate less than $10,000.

(6)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(7)	Includes $146,250 recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R in respect of accelerated vesting of DSUs triggered by the termination of Mr. Stoklosa’s employment with the Company. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Stoklosa.”

(8)	Includes contributions made by the Company under the Company’s 401(k) plan ($7,875), executive life insurance premiums paid on Mr. Stoklosa’s behalf by the Company ($4,200) and perquisites that aggregate less than $10,000. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Stoklosa” for a description of the payments made to Mr. Stoklosa in connection with his termination of employment in March 2007.

(9)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R with respect to options to acquire shares of Class A common stock awarded to Mr. Cruickshank pursuant to the Company’s 1999 Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(10)	Includes contributions made by the Company under the Company’s 401(k) plan ($7,875), executive life insurance premiums paid on Mr. Cruickshank’s behalf by the Company ($4,200) and perquisites consisting of executive long-term disability insurance premiums paid on Mr. Cruickshank’s behalf by the Company, compensation for editorial contributions, an automobile allowance, use of a

Company-owned automobile with an estimated value of $6,000 per year and reimbursement of club membership dues and parking fees, none of which individually exceeds $25,000.

(11)	Includes contributions made by the Company under the Company’s 401(k) plan ($7,875), executive life insurance premiums paid on Mr. McDonough’s behalf by the Company ($1,395) and perquisites that aggregate less than $10,000.

(12)	Includes contributions made by the Company under the Company’s 401(k) plan ($7,875) and perquisites that aggregate less than $10,000.

(13)	Mr. Van Horn’s employment with the Company terminated on December 29, 2006.

(14)	Consists of payments made by the Company to Mr. Van Horn pursuant to the Van Horn Employment Agreement and the Van Horn Separation Agreement. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Van Horn.” Also includes contributions made by the Company under the Company’s 401(k) plan ($7,875), executive life insurance premiums paid on Mr. Van Horn’s behalf by the Company ($4,200) and perquisites that aggregate less than $10,000.

(15)	Mr. Smith’s employment with the Company terminated on September 30, 2006.

(16)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R with respect to options to acquire shares of Class A common stock awarded to Mr. Smith pursuant to the Company’s 1999 Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(17)	Consists of payments made by the Company to Mr. Smith pursuant to the Smith Separation Agreement. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Smith.” Also includes perquisites that aggregate less than $10,000.

GRANTS OF PLAN-BASED AWARDS

											All Other
											Option
											Awards:
										All Other	Number of	Exercise
			Estimated Possible Payouts Under Non-				Estimated Future Payouts Under Equity			Stock Awards:	Securities	or Base	Grant Date Fair
			Equity Incentive Plan Awards				Incentive Plan Awards			Number of	Under	Price of	Value of Stock
			Thres							Shares of	lying	Option	and Option
			-hold	Target		Maximum	Threshold	Target	Maximum	Stock or Units	Options	Awards	Awards
Name	Grant Date		($)	($)		($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)
Cyrus F. Freidheim, Jr.	11/14/06	(2)	—	—		—	—	50,000	—	—	—	—	$144,000	(3)

	11/14/06	(4)	—	—		—	—	50,000	—	—	—	—	$104,000	(3)

	11/14/06	(5)	—	—		—	—	50,000	—	—	—	—	$74,000	(3)

	11/14/06	(6)	—	—		—	—	50,000	—	—	—	—	$52,500	(3)

	11/14/06	(7)	—	—		—	50,000	100,000	200,000	—	—	—	$0	(8)

	11/14/06	(9)	—	—		—	—	—	—	100,000	—	—	$553,000

Gordon A. Paris(10)				$900,000	(11)	$1,800,000	—	—	—	—	—	—	—

Gregory A. Stoklosa(12)				$300,000	(11)	—	—	—	—	—	—	—	—

John D. Cruickshank				$300,000	(11)	—	—	—	—	—	—	—	—

James D. McDonough			—	—		—	—	—	—	—	—	—	—

Thomas L. Kram			—	—		—	—	—	—	—	—	—	—

James R. Van Horn(13)			—	$262,500	(11)	—	—	—	—	—	—	—	—

Robert T. Smith(14)			—	—		—	—	—	—	—	—	—	—

(1)	Computed in accordance with SFAS No. 123R.

(2)	Consists of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $7.00.

(3)	Grant date fair value was estimated for financial statement reporting purposes using a Monte Carlo simulation model.

(4)	Consists of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $8.00.

(5)	Consists of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $9.00.

(6)	Consists of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $10.00.

(7)	Consists of a grant of 50,000 shares of the Company’s Class A common stock (at threshold), 100,000 shares of the Company’s Class A common stock (at target) or 200,000 shares of the Company’s Class A common stock (at maximum) based on performance against EBITDA-based targets and other long-term corporate objectives.

(8)	Under SFAS No. 123R, for financial statement reporting purposes, the EBITDA Award was not deemed to be granted in 2006 because the relevant performance targets and objectives had not been established as of December 31, 2006. Had the targets that have now been established been established on the date of grant, the grant date fair value of the EBITDA Award would have been $553,000.

(9)	Consists of a grant of 100,000 shares of restricted Class A common stock that vest 50% on each of November 15, 2007 and November 15, 2008.

(10)	Mr. Paris ceased to be President and Chief Executive Officer of the Company on November 14, 2006 and his employment with the Company terminated on December 29, 2006. Mr. Paris continues to serve as a director of the Company.

(11)	Applicable Bonus Plan did not have stated maximum possible payouts.

(12)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(13)	Mr. Van Horn’s employment with the Company terminated on December 29, 2006.

(14)	Mr. Smith’s employment with the Company terminated on September 30, 2006.

Employment Agreements
     The Company has entered into compensation or employment arrangements or agreements with Messrs. Freidheim, Cruickshank and McDonough. The Company also had employment agreements with Messrs. Paris, Stoklosa and Van Horn prior to the termination of their employment with the Company. The Company does not have employment agreements with any other named executive officer. The Company has entered into a Key Employee Severance Program Participation Agreement with Mr. Kram. For a discussion of amounts paid or that could be payable to the named executive officers upon termination of employment or a change of control of the Company, see “Potential Payments Upon Termination or Change of Control.”
Terms of Freidheim Arrangement
     On November 14, 2006, the Board of Directors appointed Mr. Freidheim as its President and Chief Executive Officer to succeed Mr. Paris. In connection with Mr. Freidheim’s appointment, the Company agreed to a compensation arrangement (the “Freidheim Arrangement”) for Mr. Freidheim. The compensation arrangement with Mr. Freidheim provides for: (a) an annual base salary of $680,000; (b) an annual bonus for 2007 (with a target bonus of 100% of base salary and a maximum bonus of 200% of base salary) based on performance against EBITDA-based targets to be agreed, payable 50% in cash and 50% in shares of the Company’s Class A common stock, with the number of shares to be determined based on the closing price of a share of the Company’s Class A common stock on November 14, 2006 ($5.53); (c) a pro-rata bonus for 2006 of $87,561; (d) a grant of 100,000 shares of restricted stock that vest 50% on November 15, 2007 and 50% on November 15, 2008, subject to continued employment as Chief Executive Officer on the applicable date; and (e) a grant of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn (i) 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $7.00, and an additional 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $8.00, $9.00 and $10.00, respectively (so that a maximum of 200,000 shares of the Company’s Class A common stock may be earned under this portion of the stock opportunity award) and (ii) 100,000 shares (at target) or 200,000 shares (at maximum) based on performance against EBITDA-based targets to be agreed, which will be established independently of the EBITDA-based goals used for the 2007 bonus (so that a maximum of 400,000 shares of the Company’s Class A common stock in the aggregate may be earned under both portions of the stock opportunity award), subject in each case to continued employment as Chief Executive Officer on the applicable date, and provided further that any shares earned under the stock opportunity award may not be sold, transferred or otherwise disposed of by Mr. Freidheim so long as he remains Chief Executive Officer of the Company (except to pay taxes incurred in connection with earning such shares). Subsequently, in the first quarter of 2007, the Compensation Committee of the Board of Directors established two-year EBITDA-based targets and other long-term corporate objectives for Mr. Freidheim for the EBITDA Award such that he will be eligible to earn 50,000 shares (at threshold), 100,000 shares (at target) or 200,000 shares (at maximum) based on performance against such targets and objectives.
Terms of Paris Agreements
     Paris Employment Agreement
     Mr. Paris joined the Company as Interim President and Chief Executive Officer in November 2003, becoming Interim Chairman in January 2004. The Board of Directors removed the word “Interim” from Mr. Paris’ title in January 2005. The terms of the original employment agreement with Mr. Paris were amended effective January 1, 2005 and were further amended with effect from January 1, 2006 (as so amended, the “Paris Employment Agreement”). The Paris Agreement was for a period of one year from January 1, 2005, and the term of employment was renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Mr. Paris gave written notice of non-renewal at least 60 days prior to the end of each such one year period.
     As the Company’s President and Chief Executive Officer, Mr. Paris reported to the Board of Directors. Effective January 1, 2006, Mr. Paris’s annual base salary was reduced to $900,000, and continued to be offset in the amount of the annual salary received by him from Berenson & Company. The offset was $235,000 in 2004, $125,000 in 2005 and $25,000 for 2006, reflecting Mr. Paris’s increasing duties for the Company.
     Effective January 1, 2006, Mr. Paris was eligible for an annual incentive bonus targeted at 100% of his salary, depending upon the achievement of financial performance goals and other non-financial and individual performance goals to be established by the Board of Directors (“Target Goals”). If the Target Goals were exceeded, Mr. Paris would be eligible to receive an incentive bonus in an amount up to 200% of his salary. If performance was below the Target Goals, Mr. Paris would be entitled to a bonus that is less than 100% of his salary, but would not be entitled to any bonus if performance was below a certain threshold. Mr. Paris was also granted DSUs in 2005. Mr. Paris was eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.
     Effective January 1, 2006, Mr. Paris became eligible to participate in the LTIP. Under the LTIP, Mr. Paris had a target award equal to 250% of his annual base salary. Fifty percent of the target award was granted in the form of DSUs, which were granted under the 1999 Stock Incentive Plan and vest ratably over four years on each anniversary of the date of grant. The remaining 50% of the target award was payable in the form of a Cash Incentive Award subject to the terms of the LTIP as described in “—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Incentives.” Upon an involuntary termination of Mr. Paris’s employment (including due to death or disability), Mr. Paris’s voluntary termination of employment for good reason following a change of control, or Mr. Paris’s retirement from the Company after having attained age 59 1/2 with at least five years of service, payment of the Cash Incentive Award would be accelerated to, and calculated as of, the date of termination without being subject to proration. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Paris” for a description of the Cash Incentive Award in connection with Mr. Paris’ resignation as Chief Executive Officer on December 29, 2006.
     Mr. Paris agreed that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he would be subject to non-competition and non-solicitation provisions as set forth in the Paris Employment Agreement.
     Paris Separation Agreement
     On September 13, 2006, the Company and Mr. Paris entered into a Separation Agreement (the “Paris Separation Agreement”). The Paris Separation Agreement provides that Mr. Paris would resign as Chief Executive Officer, effective December 29, 2006, to facilitate the relocation of the Company’s executive offices to Chicago, Illinois. However, Mr. Paris will continue as a member of the Board of Directors of the Company (the “Board”) and the Chairman of the Special Committee of the Board until his termination or resignation from those positions in accordance with the Certificate of Incorporation and By-laws of the Company. See “—Potential Payments Upon Termination or Change of Control —Named Executive Officers Who Are No Longer Employed With the Company— Mr. Paris” for a description of the payments made to Mr. Paris pursuant to the Paris Employment Agreement and the Paris Separation Agreement.
Terms of Stoklosa Agreement
     Mr. Stoklosa was appointed Vice President and Chief Financial Officer of the Company in November 2005. From March 2005 to November 2005, Mr. Stoklosa served as Vice President — Finance until his appointment as Vice President and Chief Financial Officer in November 2005. On January 31, 2006, the Company amended and restated in its entirety its employment agreement with Mr. Stoklosa, effective as of January 1, 2006 (the “Stoklosa Agreement”). The Stoklosa Agreement had a one year term, ending on December 31, 2006, renewable for successive one-year periods. In 2006, Mr. Stoklosa was paid an annual salary of $400,000 and was eligible for an annual bonus targeted at 75% of his annual base salary. Mr. Stoklosa was eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible. Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

Terms of Cruickshank Agreement
     Mr. Cruickshank has been with the Company since 2000. Mr. Cruickshank is employed as the Chief Operating Officer of the Company’s Sun-Times News Group and publisher of the Chicago Sun-Times and reports to the President and Chief Executive Officer of the Company. The terms of the original employment agreement with Mr. Cruickshank were amended effective as of January 1, 2005 and were further amended with effect from January 1, 2006 (as so amended, the “Cruickshank Agreement”). The Cruickshank Agreement is for a period of one year from January 1, 2005, and the term of employment is renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Mr. Cruickshank gives written notice of non-renewal at least 60 days prior to the end of each such one year period.
     Mr. Cruickshank’s agreement provides for an annual salary of $400,000 and his eligibility to earn an annual bonus targeted at 75% his annual base salary. In addition, Mr. Cruickshank is eligible to receive an annual award under the LTIP in an amount to be determined by the Compensation Committee. Mr. Cruickshank is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.
Terms of McDonough Agreement
     Effective December 29, 2006, the Company entered into an Employment Agreement with Mr. McDonough (the “McDonough Agreement”) providing for Mr. McDonough’s employment as Vice President, General Counsel and Secretary of the Company. Mr. McDonough reports to the President and Chief Executive Officer of the Company. The McDonough Agreement is for the period to December 31, 2007, and the term of employment is renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Mr. McDonough gives written notice of non-renewal at least 30 days prior to the end of each such period. The Company may also elect to terminate the McDonough Agreement at the end of its then current term without terminating Mr. McDonough’s employment with the Company.
     Under the McDonough Agreement, Mr. McDonough is paid an annual salary of $275,000 and will be eligible for an annual bonus targeted at 50% his annual base salary. In addition, Mr. McDonough is eligible to receive an annual award under the LTIP in an amount to be determined by the Compensation Committee. Mr. McDonough is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.
Terms of Van Horn Agreements
     Van Horn Employment Agreement
     Mr. Van Horn served as Vice President, General Counsel and Secretary of the Company from June 2004 until December 29, 2006. From March 2004 until June 2004 he served as Corporate Counsel to the Company. On January 31, 2006, the Company amended and restated in its entirety its employment agreement with Mr. Van Horn, effective as of January 1, 2006 (the “Van Horn Employment Agreement”).
     The Van Horn Agreement had a one year term, ending on December 31, 2006, renewable for successive one-year periods. Under the Van Horn Agreement, Mr. Van Horn was entitled to an annual base salary of $350,000 and was eligible to earn an annual bonus targeted at 75% of his annual base salary. In addition, Mr. Van Horn was eligible to receive in 2006 an annual award under the LTIP in an amount to be determined by the Compensation Committee. Mr. Van Horn was eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company are eligible.
     Van Horn Separation Agreement
     On September 13, 2006, the Company and Mr. Van Horn entered into a separation agreement (the “Van Horn Separation Agreement”). The Van Horn Separation Agreement provides that Mr. Van Horn would resign his employment, effective December 29, 2006, to facilitate the relocation of the Company’s executive offices to Chicago, Illinois. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers

Who Are No Longer Employed With the Company— Mr. Van Horn” for a description of the payments made to Mr. Van Horn pursuant to the Van Horn Employment Agreement and the Van Horn Separation Agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
			Equity
			Incentive
			Plan Awards:					Equity Incentive	Equity Incentive
	Number of	Number of	Number of					Plan Awards:	Plan Awards:
	Securities	Securities	Securities					Number of	Market or Payout
	Underlying	Underlying	Underlying			Number of Shares	Market Value of	Unearned Share	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		or Units of Stock	Shares or Units of	s, Units or Other	Shares, Units or
	Options	Options	Unearned	Exercise	Option	That Have Not	Stock That Have	Rights That Have	Other Rights That
	(#)	(#)	Options	Price	Expiration	Vested	Not Vested	Not Vested	Have Not Vested
Name	Exercisable	Unexercisable	(#)	($/Sh)	Date	(#)(1)	($)(2)	(#)	($)(2)
Cyrus F. Freidheim, Jr.	—	—	—	—	—	100,000 (3)	$491,000	100,000 (4)	$491,000

Gordon A. Paris(5)	—	—	—	—	—	—	—	—	—

Gregory A. Stoklosa(6)	—	—	—	—	—	28,082	$137,883	—	—

John D. Cruickshank	14,132 (7)	—	—	$10.57	5/4/2009	—	—	—	—

	14,132 (7)	—	—	$7.45	3/6/2010	—	—	—	—

	17,665 (7)	—	—	$10.17	4/1/2011	—	—	—	—

	21,198 (7)	—	—	$7.88	2/4/2012	—	—	—	—

	20,138 (7)	6,713 (7)	—	$6.69	2/5/2013	—	—	—	—

	—	—	—	—	—	32,136	$157,788	—	—

James D. McDonough	—	—	—	—	—	8,585	$42,153	—	—

Thomas L. Kram	—	—	—	—	—	8,585	$42,153	—	—

	Option Awards						Stock Awards
				Equity
				Incentive
				Plan Awards:					Equity Incentive	Equity Incentive
	Number of		Number of	Number of					Plan Awards:	Plan Awards:
	Securities		Securities	Securities					Number of	Market or Payout
	Underlying		Underlying	Underlying			Number of Shares	Market Value of	Unearned Share	Value of Unearned
	Unexercised		Unexercised	Unexercised	Option		or Units of Stock	Shares or Units of	s, Units or Other	Shares, Units or
	Options		Options	Unearned	Exercise	Option	That Have Not	Stock That Have	Rights That Have	Other Rights That
	(#)		(#)	Options	Price	Expiration	Vested	Not Vested	Not Vested	Have Not Vested
Name	Exercisable		Unexercisable	(#)	($/Sh)	Date	(#)(1)	($)(2)	(#)	($)(2)
James R. Van Horn(8)	—		—	—	—	—	—	—	—	—

Robert T. Smith(9)	21,198	(10)	—	—	$8.23	10/31/2007	—	—	—	—

	28,264	(10)	—	—	$7.45	10/31/2007	—	—	—	—

	28,264	(10)	—	—	$10.17	10/31/2007	—	—	—	—

	28,264	(10)	—	—	$7.88	10/31/2007	—	—	—	—

	26,144	(10)	—	—	$6.69	10/31/2007	—	—	—	—

(1)	The amounts in this column (other than those for Mr. Freidheim (as to which see Note (3) to this table below)) consist of DSUs awarded pursuant to the Company’s LTIP and 1999 Stock Incentive Plan. Mr. Cruickshank was granted 20,000 DSUs on January 26, 2005 and 17,442 DSUs on December 9, 2005; Mr. Stoklosa was granted 20,000 DSUs on March 14, 2005 and 17,442 DSUs on December 9, 2005; Mr. McDonough was granted 4,446 DSUs on January 26, 2005 and 7,000 DSUs on December 9, 2005; and Mr. Kram was granted 4,446 DSUs on January 26, 2005 and 7,000 DSUs on December 9, 2005. The DSUs vest 25% per year on the first through fourth anniversaries of the date of grant and will be settled in shares of the Company’s Class A common stock upon vesting. DSUs are not entitled to receive regular dividend or dividend-equivalent payments. As a result of a special dividend declared and paid by the Company in respect of the Company’s common stock in early 2005 ($3.00 per share), the value of the DSUs that were granted prior to the date of the special dividend decreased as a result of the corresponding decrease in the market price of the Company’s Class A common stock. The Company granted additional DSUs, based on the amount of the special dividend, to the holders of the prior DSUs to make them whole. The additional DSUs awarded to Messrs. Cruickshank, McDonough and Kram are as follows: The Company granted Mr. Cruickshank 5,405 DSUs on March 1, 2005 in respect of the effect of the special dividend on Mr. Cruickshank’s January 26, 2005 DSU grant and the Company granted each of Messrs. McDonough and Kram 946 DSUs on March 1, 2005 in respect of the effect of the special dividend on each of their January 26, 2005 DSU grants.

(2)	Amounts are calculated based upon the per share closing price of the Class A common stock on December 31, 2006 of $4.91.

(3)	Consists of a grant of 100,000 shares of restricted Class A common stock that vest 50% on each of November 15, 2007 and November 15, 2008.

(4)	Consists of a grant of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn (i) 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $7.00 (threshold performance), and an additional 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $8.00, $9.00 and $10.00, respectively (so that a maximum of 200,000 shares of the Company’s Class A common stock may be earned under this portion of the stock opportunity award) and (ii) 50,000 shares (at threshold), 100,000 shares (at target) or 200,000 shares (at maximum) based on performance against two-year EBITDA-based targets and other long-term corporate objectives (so that a maximum of 400,000 shares of the Company’s Class A common stock in the aggregate may be earned under both portions of the stock opportunity award). Amounts shown are based on achieving threshold performance under both portions of the stock opportunity award.

(5)	Mr. Paris ceased to be President and Chief Executive Officer of the Company on November 14, 2006 and his employment with the Company terminated on December 29, 2006. Mr. Paris continues to serve as a director of the Company. Pursuant to the terms of the Paris Employment Agreement and the Paris Separation Agreement, all equity-based awards previously granted to Mr. Paris became immediately fully vested as of December 29, 2006. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Paris.”

(6)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007. Pursuant to the terms of the Stoklosa Agreement, all unvested equity-based awards held by Mr. Stoklosa which, in accordance with applicable vesting schedules, would have vested during the Continuation Period (as defined therein) became fully vested and payable and all other unvested equity-based awards were forfeited. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Stoklosa.”

(7)	Options held by Mr. Cruickshank were awarded pursuant to the Company’s 1999 Stock Incentive Plan. Option grants vest 25% per year on the first through fourth anniversaries of the date of grant, subject to continued employment on each such date. The number of shares represented by each option, and the per share exercise price, were adjusted by the Board of Directors of the Company in 2005 to preserve the value of options in light of the two special dividends declared and paid in respect of the Company’s common stock in late 2004 and early 2005. The number of shares and exercise prices presented herein reflect this adjustment.

(8)	Mr. Van Horn’s employment with the Company terminated on December 29, 2006. Pursuant to the terms of the Van Horn Employment Agreement and the Van Horn Separation Agreement, as of December 29, 2006, all unvested equity-based awards held by Mr. Van Horn that would have vested under the original vesting schedule for such awards at any time during 2007 became immediately fully vested and all other unvested equity-based awards immediately terminated. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Van Horn.”

(9)	Mr. Smith’s employment with the Company terminated on September 30, 2006. Mr. Smith’s outstanding DSUs with respect to 7,146 shares of Company Class A common stock that had not yet vested by reason of elapsed time from the date of grant vested as of the date of termination of employment. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Smith.”

(10)	Options held by Mr. Smith were awarded pursuant to the Company’s 1999 Stock Incentive Plan. Option grants vest 25% per year on the first through fourth anniversaries of the date of grant, subject to continued employment on each such date. The number of shares represented by each option, and the per share exercise price, were adjusted by the Board of Directors of the Company in 2005 to preserve the value of options in light of the two special dividends declared and paid in respect of the Company’s common stock in late 2004 and early 2005. The number of shares and exercise prices presented herein reflect this adjustment. Pursuant to the terms of the Smith Separation Agreement, all unvested and unexpired options to acquire Class A common stock of the Company terminated on his date of termination of employment, except that his outstanding options to purchase 6,536 shares of Company Class A common stock at an exercise price of $6.69 per share, that would otherwise have vested on February 6, 2007, were treated as fully vested, and Mr. Smith will be able to exercise his vested options through October 31, 2007, unless otherwise agreed by the Company. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Smith.”

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
			Number of Shares
	Number of Shares	Value Realized on	Acquired	Value Realized on
	Acquired on Exercise	Exercise	on Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
Cyrus F. Freidheim, Jr.	—	—	—	—

Gordon A. Paris(2)	—	—	130,814	$642,297

Gregory A. Stoklosa(3)	—	—	9,361	$64,268

John D. Cruickshank	—	—	10,712	$76,664

James D. McDonough	—	—	2,861	$18,101

Thomas L. Kram	—	—	2,861	$18,101

James R. Van Horn(4)	—	—	19,700	$114,321

Robert T. Smith(5)	—	—	9,547	$67,735

(1)	Amounts are calculated based upon the per share closing price of the Class A common stock on the applicable vesting date.

(2)	Mr. Paris ceased to be President and Chief Executive Officer of the Company on November 14, 2006 and his employment with the Company terminated on December 29, 2006. Mr. Paris continues to serve as a director of the Company. In accordance with the terms of the Paris Employment Agreement and the Paris Separation Agreement, all DSUs previously granted to Mr. Paris became immediately fully vested and payable as of December 29, 2006. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Paris.”

(3)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(4)	Mr. Van Horn’s employment with the Company terminated on December 29, 2006. In accordance with the terms of the Van Horn Employment Agreement and the Van Horn Separation Agreement, all unvested DSUs previously granted to Mr. Van Horn that would have vested under the original vesting schedule for such awards at any time during 2007 became immediately fully vested as of December 29, 2006 and all other unvested equity-based awards immediately terminated. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Van Horn.”

(5)	Mr. Smith’s employment with the Company terminated on September 30, 2006. In accordance with the terms of the Smith Separation Agreement, Mr. Smith’s outstanding DSUs with respect to 7,146 shares of the Company’s Class A common stock that had not yet vested by reason of elapsed time from the date of grant vested as of the date of termination of employment (September 30, 2006). Distribution of shares of the Company’s Class A common stock in satisfaction of all of Mr. Smith’s vested DSUs was not made until April 1, 2007. See “—Potential Payments Upon Termination or Change of Control—Named Executive Officers Who Are No Longer Employed With the Company—Mr. Smith.”
Potential Payments Upon Termination or Change of Control
     The following sets forth the payments and benefits that would be payable to each of the named executive officers upon the termination of their employment or a change of control, assuming for such purpose that the named executive officers’ employment terminated on December 31, 2006 (except that in the case of named executive officers who are no longer employed with the Company, the following sets forth the payments and benefits to which they became entitled to receive in connection with the termination of their employment).

Named Executive Officers Who Are Still Employed With the Company
Mr. Freidheim
     Pursuant to the Freidheim Arrangement, after December 31, 2007, either the Company or Mr. Freidheim may terminate the employment relationship with 60 days’ notice. If Mr. Freidheim’s employment is terminated by the Company (other than for cause or due to death or disability) prior to December 31, 2007, Mr. Freidheim will be entitled to receive continuation of his base salary, target annual bonus and employee benefits through December 31, 2007 or, if later, six months following the date of termination of employment. In addition, if Mr. Freidheim’s employment is terminated by the Company (other than for cause or due to death or disability), then (i) his shares of restricted stock that would have vested during the 12-month period following termination will be treated as vested as of the date of termination; and (ii) Mr. Freidheim will have 12 months from the date of termination of employment to earn the shares of the Company’s Class A common stock under his stock opportunity award, and after such 12-month period such award shall be cancelled and expire. In the event of a change of control of the Company as defined in the LTIP, Mr. Freidheim will be covered by the standard change of control agreement now in place with Mr. Cruickshank (See “—Mr Cruickshank” below) and previously in place with other executives (generally providing for acceleration of equity-based awards and, upon certain terminations of employment after a change of control, a severance payment and continuation of health and welfare benefits), provided that Mr. Freidheim will receive only six months severance and six months continuation of health and welfare benefits (without duplication of any other severance provisions) and will not be entitled to any “gross-up payment” in the event he becomes subject to an excise tax under Section 4999 of the Code.
Mr. Cruickshank
     The Cruickshank Agreement may be terminated: (a) by Mr. Cruickshank at the end of the term; (b) upon Mr. Cruickshank’s death or disability; (c) by the Company for cause; or (d) by Mr. Cruickshank for any reason upon 30 days’ notice, in which case Mr. Cruickshank will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant.
     The Cruickshank Agreement may also be terminated by the Company for any other reason upon 60 days’ notice or by the Company at the end of the term, in which case, except if such termination occurs within the 36-month period following a change of control of the Company, Mr. Cruickshank will be entitled to receive a single lump sum payment equal to (a) an amount that would have been equal to the continuation of his annual base salary for a period commencing on the date of termination and ending on the first anniversary of the date upon which the term would otherwise have expired absent his termination (the “Continuation Period”), (b) an amount equal to the target bonus payable with respect to the base salary paid or that would have been payable both in respect of the Continuation Period and the portion of the then-current term of employment not included in the Continuation Period, and (c) an amount equal to any bonus for Mr. Cruickshank earned and unpaid as of Mr. Cruickshank’s termination of employment. Mr. Cruickshank will also be entitled to receive health and welfare benefits during the Continuation Period. Upon termination of Mr. Cruickshank’s services as described in this paragraph, (i) all unvested cash awards will become fully vested and payable (as applicable), (ii) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period will become fully vested and payable and (iii) all other unvested equity-based awards will be forfeited.
     In the event of a change of control of the Company, and the subsequent termination of Mr. Cruickshank’s employment by the Company without cause or by Mr. Cruickshank for good reason, within 36 months after the change of control, Mr. Cruickshank will be entitled to his base salary and health and welfare benefits through his final date of active employment and any accrued but unused vacation pay. Mr. Cruickshank will also be entitled to receive: (a) a lump sum amount equal to his final annual base salary, multiplied by two, plus two times the higher of his target bonus or the highest annual bonus actually received during the two most recent years, (b) a target bonus for the year of termination prorated for service through the date of termination, and (c) the continuation of health and welfare benefits for a period ending two years from the end of the current term of his agreement. In addition, upon a change of control, all unvested awards and grants become immediately fully vested and payable (if applicable). All severance payments will be made to Mr. Cruickshank in a single lump sum payment on a date that is not later than ten business days following the date of termination of his services. The Cruickshank Agreement provides that if payments to Mr. Cruickshank would result in the imposition of an excise tax under Section 4999 of the Code, then the Company will pay Mr. Cruickshank an additional “gross-up payment” to place him in the same after-tax position he would have been in had no excise tax been imposed.
     Mr. Cruickshank has agreed that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in the Cruickshank Agreement.

Mr. McDonough
     The McDonough Agreement may be terminated: (a) by Mr. McDonough at the end of the term; (b) upon Mr. McDonough’s death or disability; (c) by the Company for cause; or (d) by Mr. McDonough for any reason upon 30 days’ notice, in which case Mr. McDonough will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant.
     The McDonough Agreement may also be terminated by the Company for any other reason upon 30 days’ notice or by the Company at the end of the term, in which case, except if such termination occurs within the 24-month period following a change of control of the Company, Mr. McDonough will be entitled to receive a single lump sum payment equal to (a) one times the sum of Mr. McDonough’s final base salary and target bonus, (b) a pro-rata target bonus for the year in which termination of employment occurs, and (c) an amount equal to any bonus for Mr. McDonough earned and unpaid as of Mr. McDonough’s termination of employment. Mr. McDonough will also be entitled to receive health and welfare benefits for a period ending one year from the date of Mr. McDonough’s termination of employment (the “Continuation Period”). Notwithstanding the above, if the Company elects to terminate the McDonough Agreement at the end of its then current term but not terminate Mr. McDonough’s employment, and if the Company has Comparable Severance Policies (as defined in the McDonough Agreement) in effect as of the date on which the McDonough Agreement is terminated, then Mr. McDonough will not be entitled to receive the payments and benefits described in this paragraph. Upon termination of Mr. McDonough’s services as described in this paragraph, (i) all unvested cash awards will become fully vested and payable (as applicable), (ii) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period will become fully vested and payable and (iii) all other unvested equity-based awards will be forfeited.
     In the event of a change of control of the Company, and the subsequent termination of Mr. McDonough’s employment by the Company without cause, by the Company at the end of the then current term without Comparable Severance Policies then in effect or by Mr. McDonough for good reason, within 24 months after the change of control, Mr. McDonough will be entitled to his base salary and health and welfare benefits through his final date of active employment and any accrued but unused vacation pay. Mr. McDonough will also be entitled to receive: (a) a lump sum amount equal to his final annual base salary, multiplied by two, plus two times his target bonus, (b) a target bonus for the year of termination prorated for service through the date of termination, (c) the continuation of health and welfare benefits for a period ending two years from the date of termination, and (d) any bonus that was earned with respect to a prior calendar year but not paid as of the date of termination. In addition, upon a change of control, all unvested awards and grants become immediately fully vested and payable (if applicable). All severance payments will be made to Mr. McDonough in a single lump sum payment on a date that is not later than ten business days following the date of termination of his services. The McDonough Agreement provides that if payments to Mr. McDonough would result in the imposition of an excise tax under Section 4999 of the Code, then the payments will be reduced so that no excise tax will be imposed, but only if the effect of such reduction would be to place Mr. McDonough in a better after-tax economic position than he would have been in had no such reduction been effected.
     Mr. McDonough has agreed that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in the McDonough Agreement.
Mr. Kram
     On October 20, 2006, the Company entered into a Key Employee Severance Program Participation Agreement with Mr. Kram (the “Kram Severance Agreement”), which provides that in the event Mr. Kram’s employment is terminated (a) by the Company other than for cause or as a result of death or permanent disability, or (b) by Mr. Kram for Good Reason (as defined in the Kram Severance Agreement), Mr. Kram will receive the following: (i) a lump sum payment (payable within 10 days of termination) for any accrued, unused vacation time, reduced by all applicable tax withholding requirements, (ii) a lump sum payment (payable within 10 days of termination) equal to (A) the higher of (x) 50 percent, or (y) the percentage derived by taking the period of January 1 through December 31 and calculating the number of days Mr. Kram was employed by the Company during the then current calendar year (to the termination date) on a percentage basis, multiplied by (B) the higher of (x) 25 percent of Mr. Kram’s base salary, or (y) the most recent annual bonus paid to Mr. Kram within the twelve month period preceding the date of termination; (iii) an amount equal to Mr. Kram’s base salary in effect on the date of termination, payable in 26 bi-weekly installments, less all appropriate withholding amounts and deductions; and (iv) continuation of all then-current benefit programs in which Mr. Kram is entitled to participate on the date of his termination of employment, subject only to Mr. Kram’s continued premium contributions at the same level as on the date of termination. Under the terms of the Kram Severance Agreement, “Good Reason” means the occurrence of both a change of control and Mr. Kram experiencing (a) a material reduction in title, authority or responsibilities, (b) required relocation more than 50 road miles from the office where Mr. Kram currently works, or (c) the failure of the Company to obtain an explicit undertaking from any successor to honor the terms of the Kram Severance Agreement.
Estimated Value of Benefits to be Received Upon Involuntary Separation Not Related to a Change of Control
     The following table shows the estimated value of payments and other benefits to be conferred upon the named executive officers who are current executive officers assuming they were involuntarily terminated other than for cause, death or disability as of December 31, 2006 under the terms of their respective employment or severance agreements or arrangements.

			Health and Welfare
		Value of Unvested	Benefit
	Cash Payment	Equity Awards	Continuation	Total Value of all Payments and Benefits
Name	($)	($)(1)	($)	($)
Cyrus F. Freidheim, Jr.	$1,360,000	$245,500 (2)	$23,561	$1,629,061

John D. Cruickshank	$1,000,000 (3)	$52,595	$40,373	$1,092,968

James D. McDonough	$550,000	$14,048	$21,706	$585,754

Thomas L. Kram	$230,000	—	$11,638	$241,638

(1)	Amounts are calculated based upon the value of shares the vesting of which would accelerate using the per share closing price of the Class A common stock on December 31, 2006 of $4.91.

(2)	Reflects accelerated vesting of 50,000 shares of restricted stock using the per share closing price of the Class A common stock on December 31, 2006 of $4.91. If Mr. Freidheim’s employment is terminated by the Company (other than for cause or due to death or disability), he has 12 months from the date of termination to earn his stock opportunity award. None of the targets for the stock opportunity award had been met as of December 31, 2006 and the targets for the EBITDA Award portion of the stock opportunity award are, by their terms, not attainable by December 31, 2007. If all the targets for the remaining portion of the stock opportunity award were to be met by December 31, 2007, Mr. Freidheim would earn an additional 200,000 shares of Class A common stock, which, using the per share closing price of the Class A common stock on December 31, 2006 of $4.91, would be valued at $982,000.

(3)	With respect to Mr. Cruickshank’s Cash Incentive Award granted in 2005, assumes that no change of control will occur within six months after December 31, 2006, which might otherwise entitle Mr. Cruickshank to the reinstatement of his award that would be forfeited upon termination without a change of control. As of December 31, 2006, the threshold target for Mr. Cruickshank’s Cash Incentive Award had not been met and no portion of the Cash Incentive Award had been earned.
Estimated Value of Benefits to be Received Upon a Qualifying Termination following a Change of Control
     The following table shows the estimated value of payments and other benefits to be conferred upon the named executive officers who are current executive officers assuming they were terminated upon a qualifying termination of employment following a change of control as of December 31, 2006 under the terms of their respective employment or severance agreements or arrangements.

	Cash	Value of Unvested	Health and Welfare	Excise Tax	Total Value of all Payments
	Payment	Equity Awards	Benefit Continuation	Gross-Up	and Benefits
Name	($)	($)(1)	($)	($)	($)
Cyrus F. Freidheim, Jr.(2)	$1,360,000	$491,000 (3)	$11,781	—	$1,862,781

John D. Cruickshank	$1,700,000 (4)	$157,784	$80,746	$815,000	$2,753,530

James D. McDonough	$962,500	$42,152	$43,412	—	$1,048,064

Thomas L. Kram	$230,000	$42,152	$11,638	—	$283,790

(1)	Amounts are calculated based upon the value of shares the vesting of which would accelerate using the per share closing price of the Class A common stock on December 31, 2006 of $4.91.

(2)	Mr. Freidheim has not yet entered into a Change of Control Agreement with the Company. These amounts assume that such an agreement will be entered into as contemplated by the Freidheim Arrangement.

(3)	Mr. Freidheim has not yet entered into a Change of Control Agreement with the Company. These amounts assume that such an agreement will be entered into as contemplated by the Freidheim Arrangement. Based upon such assumption, if, within 24 months after a change of control, Mr. Freidheim’s employment is terminated by the Company without cause or by Mr. Freidheim for good reason, his award of 100,000 restricted shares of Class A common stock becomes immediately vested and Mr. Freidheim has 12 months from the date of termination to earn his stock opportunity award. Reflects accelerated vesting of 100,000 shares of restricted stock using the per share closing price of the Class A common stock on December 31, 2006 of $4.91. None of the targets for the stock opportunity award had been met as of December 31, 2006 and the targets for the EBITDA Award portion of the stock opportunity award are, by their terms, not attainable by December 31, 2007. If all the targets for the remaining portion of the stock opportunity award were to be met by December 31, 2007, Mr. Freidheim would earn an additional 200,000 shares of Class A common stock, which, using the per share closing price of the Class A common stock on December 31, 2006 of $4.91, would be valued at $982,000.

(4)	As of December 31, 2006, the threshold target for Mr. Cruickshank’s Cash Incentive Award had not been met and no portion of the Cash Incentive Award had been earned.
     With respect to all named executive officers who are currently employed with the Company, upon a change of control without termination of employment or upon termination of employment because of death, disability or retirement all unvested DSUs will immediately become vested. The value of the accelerated DSU vesting at December 31, 2006 using the per share closing price of the Class A common stock on December 31, 2006 of $4.91 for each named executive officer who held unvested DSUs at December 31, 2006 is as follows: Cruickshank — $157,784; McDonough — $42,152; and Kram — $42,152. No other incremental benefit will accrue to any such named executive officer, other than with respect to Mr. Cruickshank pursuant to his Cash Incentive Award; however, as of December 31, 2006, the threshold target for Mr. Cruickshank’s Cash Incentive Award had not been met and no portion of the Cash Incentive Award had been earned. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Incentives.”
Named Executive Officers Who Are No Longer Employed With the Company
Mr. Paris
     Pursuant to the Paris Separation Agreement, Mr. Paris received a cash lump sum payment in an amount equal to $2,700,000 (determined in accordance with the Paris Employment Agreement as the amount of one year’s base salary and target bonus, plus a bonus for 2006 at target level), payable within 10 business days following his termination date. For purposes of Mr. Paris’s Cash Incentive Award with a target dollar amount of $1,125,000 granted on December 9, 2005 under the LTIP, his employment will not be deemed terminated until the date on which he ceases to be a member of the Board, at which time the Cash Incentive Award will become immediately vested and payable (if earned) as and to the extent provided in the LTIP (if such award has not already been settled as a result of the prior expiration of the scheduled performance period), except that such award will not be subject to proration as provided in the LTIP. In addition, all equity-based awards (excluding the Cash Incentive Award described above) previously granted to Mr. Paris under the LTIP or otherwise became immediately fully vested and payable (if applicable) as of December 29, 2006. The Company will continue to provide Mr. Paris, at the Company’s expense, with continued health and welfare benefits until December 31, 2007 (and the Company may provide such coverages as applicable under COBRA by paying 100% of the cost of his COBRA premiums).
     Mr. Paris also received a cash payment in an amount equal to the portion of his account balance under, or any company matching contributions to, the 401(k) plan, in each case that he would forfeit or not otherwise receive solely by reason of his employment termination date being December 29, 2006 instead of December 31, 2006 (including any company matching contribution that he would have otherwise been entitled to receive for 2006 and the portion of his account balance that would have vested had he remained employed through December 31, 2006), payable at the time the company matching contribution is regularly made under the 401(k) plan, but in no event later than March 15, 2007.
     Mr. Paris has also agreed to provide reasonable cooperation in connection with any suit, action or proceeding (or any appeal from any suit, action or proceeding), and any investigation and/or defense of any claims asserted against the Company, which relates to events occurring during his employment, subject to reimbursement for his reasonable out-of-pocket expenses incurred in connection with providing such cooperation. Mr. Paris will remain subject to the confidentiality, noncompetition and nonsolicitation provisions of the Paris Employment Agreement.
Mr. Stoklosa
     The Stoklosa Agreement was terminable: (a) by Mr. Stoklosa at the end of the term; (b) upon Mr. Stoklosa’s death or disability; (c) by the Company for cause; or (d) by Mr. Stoklosa for any reason upon 30 days’ notice, in which case Mr. Stoklosa would have been entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he was a participant.
     Under the terms of the Stoklosa Agreement, because Mr. Stoklosa’s services were terminated by the Company other than pursuant to clause (b) or (c) of the immediately preceding paragraph, Mr. Stoklosa received a single lump sum payment of $1,286,021 equal to the sum of (i) the amount that would have been equal to the continuation of his annual base salary for a period commencing on the date of termination and ending on December 31, 2008 (the “Continuation Period”), (ii) the amount equal to his target bonus payable with respect to the base salary paid or that would have been payable from January 1, 2007 through the end of the Continuation Period, and (iii) an amount equal to any bonus for Mr. Stoklosa earned and unpaid as of Mr. Stoklosa’s termination of employment. Mr. Stoklosa is also entitled to receive health and welfare benefits during the Continuation Period. Upon termination of Mr. Stoklosa’s services as described in this paragraph, (A) all unvested cash awards became fully vested and payable (as applicable), provided that because as of the date of termination of Mr. Stoklosa’s employment the threshold target for his Cash Incentive Award had not been met, no payments were made thereunder, (B) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period became fully vested and payable and (C) all other unvested equity-based awards were forfeited. The Stoklosa Agreement also provided that if payments to Mr. Stoklosa would result in the imposition of an excise tax under Section 4999 of the Code, then the Company would pay Mr. Stoklosa an additional “gross-up payment” to place him in the same after-tax position he would have been in had no excise tax been imposed. No change of control of the Company has occurred, and we have assumed that no gross-up payment will be required to be made to Mr. Stoklosa.
Mr. Van Horn
     Pursuant to the Van Horn Separation Agreement, Mr. Van Horn received a cash lump sum payment in an amount equal to $875,000 (determined in accordance with the Van Horn Employment Agreement as the amount of one year’s base salary and target bonus, plus a bonus for 2006 at target level), payable within 10 business days following his termination date. On December 29, 2006, all unvested Cash Incentive Awards (within the meaning of the LTIP) became immediately vested and payable (if applicable) as and to the extent provided in the LTIP, provided that because as of the date of termination of Mr. Van Horn’s employment the threshold target for his Cash Incentive Award had not been met, no payments were made thereunder, all unvested equity-based awards under the LTIP or otherwise that would have vested under the original vesting schedule for such awards at any time during 2007 became immediately fully vested and payable (if applicable) and all other unvested equity-based awards under the LTIP or otherwise immediately terminated. The Company will continue to provide Mr. Van Horn, at the Company’s expense, with continued health and welfare benefits until December 31, 2007 (and the Company may provide such coverages as applicable under COBRA by paying 100% of the cost of his COBRA premiums).
     Mr. Van Horn also received a cash payment in an amount equal to the portion of his account balance under, or any company matching contributions to, the 401(k) plan, in each case that he would forfeit or not otherwise receive solely by reason of his employment termination date being December 29, 2006 instead of December 31, 2006 (including any company matching contribution that he would have otherwise been entitled to receive for 2006 and the portion of his account balance that would have vested had he remained employed through December 31, 2006), payable at the time the company matching contribution is regularly made under the 401(k) plan, but in no event later than March 15, 2007. The Company will also provide outplacement services to Mr. Van Horn for 12 months following December 29, 2006 through Kensington International or another nationally recognized outplacement services firm selected by the Company, at the highest executive-level outplacement product offered by Kensington International or such other firm, provided that the costs of such outplacement services shall not exceed 10% of his base salary, and the Company agrees to use its reasonable efforts to facilitate the provision of such services at a location within New Jersey within a reasonable distance from his primary residence.
     Mr. Van Horn also agreed to provide reasonable cooperation in connection with any suit, action or proceeding (or any appeal from any suit, action or proceeding), and any investigation and/or defense of any claims asserted against the Company, which relates to events occurring during his employment, subject to reimbursement for his reasonable out-of-pocket expenses incurred in connection with providing such cooperation. Mr. Van Horn will remain subject to the confidentiality provisions of his employment agreement. In addition, Mr. Van Horn has agreed to a one-year nonsolicitation covenant.
     Mr. Van Horn further agreed to provide the Company, on an as-needed basis, for up to six months with consulting services, including, but not limited to, assisting his successor in the assumption of his prior responsibilities, making introductions as needed for a successful transition, and providing such additional reasonable assistance to ensure a smooth transition of responsibilities. The Company paid Mr. Van Horn an addition cash lump sum payment in the amount of $200,000 in exchange for such consulting services.
Mr. Smith
     On September 13, 2006, the Company entered into a separation agreement (the “Smith Separation Agreement”) with Robert T. Smith, the Company’s New York-based Treasurer. The Smith Separation Agreement provides that Mr. Smith’s employment would terminate effective September 30, 2006. Pursuant to the Smith Separation Agreement, Mr. Smith received a cash lump sum payment in an amount equal to $235,000, $85,000 of which was payable within 10 business days following his termination date and $150,000 of which was payable on January 5, 2007. In addition, Mr. Smith was entitled to receive cash payments in the aggregate amount of $310,000, 25% of which was paid during the period commencing on the September 30, 2006 and ending on December 31, 2006, in bi-weekly installments in accordance with the Company’s customary payroll practices, and the remaining 75% of which was paid on January 5, 2007. Any and all unvested and unexpired options to acquire common stock of the Company terminated on his date of termination of employment, provided that his outstanding options to purchase 6,536 shares of Company common stock at an exercise price of $6.69 per share, that would otherwise have vested on February 6, 2007, will be treated as fully vested, and Mr. Smith will be able to exercise his vested options through October 31, 2007, unless otherwise agreed by the Company. Mr. Smith’s outstanding DSUs with respect to 7,146 shares of Company common stock that had not yet vested by reason of elapsed time from the date of grant vested as of the date of termination of employment in accordance with the plans under which they were granted, provided that distribution of shares of Company common stock in satisfaction of all of Mr. Smith’s vested deferred stock units was not made until April 1, 2007. The Smith Separation Agreement further provides that the Company will continue to provide Mr. Smith, at its expense, with health and dental insurance at a level consistent with his current coverage until March 31, 2008 unless he earlier attains substantially comparable insurance coverage through a new job position. If Mr. Smith has not yet obtained such replacement insurance coverages as of March 31, 2008, the Company will extend such insurance coverages, if permitted under the terms of its insurance plans, for up to an additional 18 months, provided that if such additional coverage is not permitted under the terms of the applicable insurance plans, the Company will pay for a substantially equivalent arrangement (which may include cash payments to Mr. Smith by the Company in an amount equal to an amount sufficient to permit him to acquire substantially comparable insurance coverage (on a community-rated basis)). The Company will also pay (either directly or by reimbursement) for senior executive outplacement services for a period of up to six months by Kensington International or a comparable executive outplacement provider of Mr. Smith’s choice.
     Mr. Smith also agreed to provide the Company, on an as-needed basis, reasonable cooperation relating to issues and other matters associated with his previous responsibilities with the Company, including assisting his successor in the assumption of his prior responsibilities, making introductions as needed for a successful transition, and providing such additional reasonable assistance to ensure a smooth transition of responsibilities Mr. Smith has also agreed to provide reasonable cooperation in connection with any suit, action or proceeding (or any appeal from any suit, action or proceeding), and any investigation and/or defense of any claims asserted against the Company, which relates to events occurring during his employment, subject to reimbursement for his reasonable out-of-pocket expenses incurred in connection with providing such cooperation.
Value of Benefits Received Upon Termination
     The following table shows the value of payments and other benefits conferred upon the named executive officers whose employment was terminated during fiscal 2006 or fiscal 2007 as described above under the terms of their respective employment and separation agreements.

				Total Value of all
		Value of Unvested	Health and Welfare Benefit	Payments and
	Cash Payment	Equity Awards	Continuation	Benefits
Name	($)	($)(1)	($)	($)
Gordon A. Paris	$2,700,000	$642,297	$41,920	$3,384,217

Gregory A. Stoklosa	$1,286,021	$70,114	$74,892	$1,431,027

James R. Van Horn	$1,075,000	$48,367	$42,164	$1,165,531

Robert T. Smith	$545,000	$47,021	$18,401	$610,422

(1)	Amounts are calculated based upon the value of shares that vested as a result of termination using the per share closing price of the Class A common stock on the applicable date of termination.
Directors’ Compensation
     On March 2, 2006, the Board of Directors approved changes to the Company’s compensation arrangements with respect to directors. These compensation arrangements apply only to non-management directors in their capacities as members of the Board of Directors and various committees of the Board of Directors. The Board determined that these arrangements would also not apply to Randall C. Benson, a director who resigned from the Company’s Board of Directors on July 13, 2006, and who was an employee of the Company’s controlling stockholder.
     Under the terms of these arrangements, each non-management director receives an annual director retainer of $50,000 per annum and a fee of $3,000 for each board meeting attended. Committee chairs and committee members receive retainers and meeting attendance fees which vary among committees. The chair of the Audit Committee receives a $20,000 annual retainer, while Audit Committee members receive a $10,000 annual retainer and all Audit Committee members receive a fee of $3,000 per meeting attended. The chair of the Compensation Committee receives an annual retainer of $5,000, and all Compensation Committee members receive a fee of $3,000 per meeting attended. The chair of the Nominating & Governance Committee receives an annual retainer of $5,000, and all Nominating & Governance Committee members receive a fee of $3,000 per meeting attended. The chair of the Special Committee receives a meeting attendance fee of $7,500, and all Special Committee members receive a fee of $5,000 per meeting attended. Mr. Paris currently serves as chair of the Special Committee, but no fees were paid to him for Board service because he was an employee of the Company through December 29, 2006. Directors are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.
     One half of the annual director’s retainer is paid in the form of DSUs granted under the Company’s 1999 Stock Incentive Plan. The remainder of the annual director retainer is payable in cash unless the non-management director elects to receive DSUs in lieu of such payment. Each non-management director will also receive a grant of an additional 1,000 DSUs under the 1999 Stock Incentive Plan each fiscal quarter. The DSUs will be issued in quarterly installments as of the last business day of each fiscal quarter, with the number of DSUs being issued with respect to annual director retainer payments as of each such date being determined by dividing the amount of the annual director retainer payable by the fair market value of a share of our Class A common stock on the last trading day of such fiscal quarter. Each DSU represents an unfunded, unsecured right to receive a share of Class A common stock after the date the non-management director ceases to be a member of the Board of Directors. DSUs attract additional dividend equivalent DSUs if the Company declares a cash or stock dividend on its outstanding Class A common stock.
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
     On August 7, 2006, the Compensation Committee approved a new compensation arrangement for Raymond G.H. Seitz under which he would be paid an annual retainer of $300,000 for serving as the Non-Executive Chairman of the Board, with 50% of such retainer paid in cash and 50% paid in DSUs, such arrangement to be retroactive to June 13, 2006, the date of Mr. Seitz’s appointment as Non-Executive Chairman of the Board. Such retainer is in lieu of all other retainers and meeting attendance fees, except that Mr. Seitz will continue to be paid meeting fees for attending meetings of the Special Committee.
     The table below summarizes the compensation paid by the Company to non-management directors in respect of services in 2006.

	Fees Earned or Paid in
	Cash	Stock Awards	Option Awards		Total
Name	($)	($)(1)	($)		($)
Current Directors
John F. Bard	$101,500	$72,304	—		$173,804
Cyrus F. Freidheim, Jr.(2)	$76,000	$54,934	—		$130,934
John M. O’Brien	$122,000	$53,430	—		$175,430
Gordon A. Paris(2)	—	—	—		—
Graham W. Savage	$158,000	$53,430	—		$211,430
Raymond G.H. Seitz	$180,500	$104,615	—		$285,115
Raymond S. Troubh	$78,000	$53,430	—		$131,430

Former Directors
Stanley M. Beck, Q.C.(3)	$24,500	$29,154	—		$53,654
Randall C. Benson(3)	—	—	—		—
Daniel W. Colson(4)	$3,000	—	$67,889	(5)	$70,889
Henry A. Kissinger(4)	$3,000	—	—		$3,000
Shmuel Meitar(4)	$3,000	—	—		$3,000
Richard N. Perle(4)	$3,000	—	$3,825	(6)	$6,825
James R. Thompson(4)	$3,000	—	—		$3,000

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R with respect to DSUs, and dividend equivalent DSUs declared and paid thereon, which are issuable in the form of shares upon the termination of a director’s service as a member of the Board. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(2)	Mr. Freidheim succeeded Mr. Paris as President and Chief Executive Officer of the Company on November 14, 2006. Subsequent to that date, Mr. Freidheim ceased being compensated by the Company as a non-management director and was compensated by the Company as its Chief Executive Officer. See “Summary Compensation Table for Named Executive Officers.” Mr. Paris continued as an employee of the Company until December 29, 2006.

(3)	Messrs. Beck and Benson resigned as members of the Board of Directors on July 13, 2006.

(4)	Messrs. Colson, Kissinger, Meitar, Perle and Thompson did not stand for re-election at the 2005 Annual Meeting of Stockholders and ceased being directors on January 24, 2006.

(5)	Because Mr. Colson was an employee of The Ravelston Corporation Limited (“Ravelston”), the controlling stockholder of the Company’s controlling stockholder, stock options granted to Mr. Colson have been treated as dividends in-kind for financial statement reporting purposes in accordance with FASB Financial Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APR Opinion No. 25.” The amount shown reflects the dollar amount that would have been recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R with respect to options to acquire shares of Class A common stock awarded to Mr. Colson pursuant to the Company’s 1999 Stock Incentive

Plan had Mr. Colson not been an employee of Ravelston. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(6)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R with respect to options to acquire shares of Class A common stock awarded to Mr. Perle pursuant to the Company’s 1999 Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
     Presented below is the grant date fair value of the DSUs granted to directors in 2006 (computed in accordance with SFAS No. 123R) and the aggregate number of DSUs held by each director on December 31, 2006. No DSUs were granted to directors prior to 2006. As of December 31, 2006, none of the Company’s directors listed above held any other stock or option awarded by the Company, other than awards made to Mr. Freidheim in his capacity as the Company’s President and Chief Executive Officer.

Name	Deferred Stock Units	Grant Date Fair Value ($)
John F. Bard	10,843	$72,304
Cyrus F. Freidheim, Jr.	7,277	$54,934
John M. O’Brien	7,825	$53,430
Gordon A. Paris	—	—
Graham W. Savage	7,825	$53,430
Raymond G.H. Seitz	16,983	$104,615
Raymond S. Troubh	7,825	$53,430

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of April 25, 2007, unless otherwise indicated, certain information regarding those persons or entities known to hold more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, and ownership of Class A Common Stock by the named executive officers, the directors, nominees for election and all directors and executive officers as a group. The beneficial ownership information of each of these persons or entities is based upon, where applicable, filings with the SEC as noted in the footnotes to the table.

	Class and Total Number of Shares			Percent
Name and Address	Beneficially Owned(1)			of Class
Tweedy, Browne Company LLC(2)	8,878,514		Class A Common	13.6%
350 Park Avenue New York, New York 10022

Hollinger Inc. and affiliates(3)	15,772,923	#	Class A Common	19.7%
10 Toronto Street	14,990,000		Class B Common	100%
Toronto, Ontario M5C 2B7 Canada

Franklin Mutual Advisors LLC(4)	5,974,604		Class A Common	9.2%
101 John F. Kennedy Parkway Short Hills, NJ 07078

K Capital Partners, LLC (5)	4,979,410		Class A Common	7.6%
75 Park Plaza Boston, MA 02116

Cardinal Capital Management, LLC(6)	4,360,670		Class A Common	6.7%
One Fawcet Place Greenwich, Connecticut 06830

Morgan Stanley(7)	3,477,535		Class A Common	5.3%
1585 Broadway New York, NY 10036

John F. Bard	13,114		Class A Common	*

John D. Cruickshank	133,966		Class A Common	*

Herbert A. Denton(8)	38,008		Class A Common	*

Cyrus F. Freidheim, Jr.	26,277		Class A Common	*

Thomas L. Kram	8,743		Class A Common	*

James D. McDonough	10,152		Class A Common	*

John M. O’Brien	10,096		Class A Common	*

Gordon A. Paris	231,563		Class A Common	*

Graham W. Savage	10,096		Class A Common	*

Raymond G.H. Seitz	24,605		Class A Common	*

Robert T. Smith	138,967		Class A Common	*

Gregory A. Stoklosa	15,601		Class A Common	*

Raymond S. Troubh	26,366		Class A Common	*

James R. Van Horn	17,566		Class A Common	*

All current directors and executive officers as a group (11 persons)(9)	532,986		Class A Common	*

#	Includes shares issuable upon conversion of Class B Common Stock.

*	An asterisk (*) indicates less than one percent of a class of stock.

(1)	Includes 93,978 and 132,134 shares subject to presently exercisable options or options exercisable within 60 days of April 25, 2007, held by Messrs. Cruickshank and Smith, respectively, and issued under the Company’s 1994 Stock Option Plan, 1997 Stock Incentive Plan and 1999 Stock Incentive Plan (all of which are defined below). Also includes shares issuable pursuant to Deferred Stock Units (“DSUs”) as follows: Mr. Bard 13,114 shares; Mr. Cruickshank 25,784 shares; Mr. Denton 1,508 shares; Mr. Freidheim 7,277 shares; Mr. Kram 7,473 shares; Mr. McDonough 7,473 shares; Mr. O’Brien 10,096 shares; Mr. Paris 2,270 shares; Mr. Savage 10,096 shares, Mr. Seitz 24,605 shares; and Mr. Troubh 11,366 shares.

(2)	As reported in Schedule 13D filed with the SEC on January 12, 2007. Tweedy Browne has investment discretion with respect to 8,878,514 shares of Class A Common Stock held in the accounts of various customers of Tweedy Browne, and has shared power to dispose or direct the disposition of all such shares. Tweedy Browne has sole power to vote or to direct the voting of 8,833,269 shares of Class A Common Stock that are held in certain customer accounts.

(3)	As reported in Schedule 13D filed with the SEC on February 14, 2007. Includes: (i) 2,000,000 shares of Class A Common Stock issuable upon conversion of 2,000,000 shares of Class B Common Stock held by Hollinger Inc.; (ii) 12,990,000 shares of Class A Common Stock issuable upon conversion of 12,990,000 shares of Class B Common Stock held by 4322525 Canada Inc. (“Canada Co.”), an indirect wholly owned subsidiary of Hollinger Inc.; and (iii) 782,923 shares of Class A Common Stock held by Canada Co.

(4)	As reported in Schedule 13G filed with the SEC on January 31, 2007.

(5)	As reported in Schedule 13G filed with the SEC on February 14, 2007.

(6)	As reported in Schedule 13D filed with the SEC on January 31, 2007.

(7)	As reported in Schedule 13G filed with the SEC on February 14, 2007.

(8)	Includes 36,500 shares of Class A Common Stock held by Providence Recovery Partners, L.P., of which Mr. Denton is the Managing Partner.

(9)	The current directors and executive officers as a group (12 persons) were the beneficial owners of 532,986 shares of Class A Common Stock (which includes presently exercisable options to purchase 93,978 shares of Class A Common Stock, 317,946 owned shares and 121,062 shares issuable pursuant to DSUs). Certain former directors and officers may still hold Retractable Common Shares of Hollinger Inc. (“Retractable Shares”) (discussed below), which are exchangeable at the option of Hollinger Inc. for shares of the Company’s Class A Common Stock. The Company is currently unable to determine the exact amount of Retractable Shares currently held by current and former directors and officers, but it is believed that Ravelston and certain direct and indirect subsidiaries hold 78.3% of the outstanding Retractable Shares. Messrs. Stoklosa, Smith and Van Horn served as executive officers of the Company during 2006 but their employment with the Company was terminated prior to the date hereof. Accordingly, because this line item reflects the beneficial ownership of our current directors and executive officers, the beneficial ownership of Messrs. Stoklosa, Smith and Van Horn is not included herein.
Appointment of Receiver; Change of Control
     Hollinger Inc. reported that on April 20, 2005, Ravelston and Ravelston Management, Inc. (“RMI”), a subsidiary of Ravelston, were placed in receivership by an order of the Ontario Superior Court of Justice pursuant to the Courts of Justice Act (Ontario) (the “Receivership Order”) and granted protection pursuant to the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) by a separate order (the “CCAA Order”). The court appointed RSM Richter Inc. (the “Receiver”) as receiver and monitor of all assets of Ravelston and RMI and certain affiliated entities (collectively, the “Ravelston Entities”). On May 18, 2005, the court extended the orders to include Argus Corporation Ltd. (“Argus Corporation”) (Conrad Black, a former director, chairman and CEO of the Company, was Chief Executive Officer and a director of Argus Corporation until his resignation on June 2, 2005), and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent an action by the Special Committee pursuant to its investigation in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI. The court has extended the stay of proceedings against the Ravelston Entities to June 8, 2007. According to public filings of Hollinger Inc., the Ravelston Entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.’s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company’s Shareholder Rights Plan to designate the Receiver as an “exempt stockholder” (see “— Shareholder Rights Plan” below), the Receiver took possession and control over those shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of this action, a change of control of the Company may be deemed to have occurred.
Pledges of Securities
     All of Hollinger Inc.’s direct and indirect interest in the Class A Common Stock is being held in escrow by a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares, and all of its direct and indirect interest in the Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011. Hollinger Inc. has reported that $78 million principal amount of the Senior Secured Notes and $15 million principal amount of the Second Priority Secured Notes are outstanding.
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
     The Shareholder Rights Plan (“SRP”) provides that the Rights will separate from the Class A Common Stock and Class B Common Stock and become exercisable only if a person or group beneficially acquires, directly or indirectly, 20% or more of the outstanding stockholder voting power of the Company without the approval of the Company’s directors, or if a person or group announces a tender offer which if consummated would result in such person or group beneficially owning 20% or more of such voting power. The Company may redeem the Rights at $0.001 per Right or amend the terms of the plan at any time prior to the separation of the Rights from the Class A Common Stock and Class B Common Stock.
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
     Mr. Black and each of his controlled affiliates, including Hollinger Inc., are considered “exempt stockholders” under the terms of the SRP. This means that so long as Mr. Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A Common Stock and Class B Common Stock above the level owned by them when the SRP was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Mr. Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Mr. Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and RMI, seeking court protection under Canadian insolvency laws and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the CRC amended the SRP to include the receiver, RSM Richter Inc., as an “exempt stockholder” for purposes of the SRP. The SRP amendment allowed for the appointment of the Receiver, but not the sale by the Receiver of the Ravelston Entities’ controlling stake in Hollinger Inc. to a third party.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The following is a description of certain relationships and related person transactions since January 1, 2006. In August 2004, the Special Committee filed the Report with the U.S. District Court for the Northern District of Illinois. The Report sets out the scope and results of its investigation into certain relationships and related party transactions involving certain former executive officers and certain former directors of the Company. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 has additional information about the Report. The following discussion does not purport to cover all relationships and related person transactions that the Special Committee investigated and reported upon and only covers information relating to related party transactions entered into or certain relationships that existed on or after January 1, 2006. Certain amounts may differ from amounts used in the Report due to differences in exchange rates.
     As noted under “Legal Proceedings,” most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain former directors of the Company who are the subject of the Report.
Loan to Subsidiary of Hollinger Inc.
     The Company extended a loan to a subsidiary of Hollinger Inc. on July 11, 2000 in the amount of $36.8 million. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. On March 10, 2003, the Company calculated the principal amount and interest outstanding under this loan as $46.2 million. In conjunction with the closing of the offering of 11 7/8% Senior Secured Notes due 2011 by Hollinger Inc., Hollinger Inc. and the Company agreed to amend this loan as follows:

•	$25.8 million of the loan was repaid by the Hollinger Inc. subsidiary by application of amounts due to it with respect to the repurchase of shares of Class A Common Stock and redemption of shares of Series E Preferred Stock by the Company; and

•	The remaining indebtedness of $20.4 million under the loan, according to the Company’s then incorrect calculation, was subordinated in right of payment to the Hollinger Inc. 11 7/8% Senior Secured Notes and bears interest at a rate of 14.25% if paid in cash and 16.5% if paid in kind.
     The loan referred to above is guaranteed by Ravelston. The Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Messrs. Black, Radler and Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated and without regard to the alleged unauthorized interest rate reduction. See “Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors” above.
Special Committee Costs; Advancement of Legal Fees
     Included in the Company’s Statement of Operations for the year ended December 31, 2006 are “Indemnification, investigation and litigation costs, net of recoveries” amounting to a net recovery of $17.4 million. The amount includes legal and other professional fees that are primarily comprised of amounts the Company has been required to advance in fees and costs to indemnified parties (including former officers and directors and their affiliates), costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Mr. Black in the Delaware litigation, and costs and expenses arising from the Special Committee’s investigation. The net recovery includes $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers (net of $2.5 million paid to Cardinal Value Equity Partners’ counsel as attorney fees directly attributable to the settlement), legal fees of approximately $18.9 million advanced by the Company on behalf of former directors and officers and a $3.5 million settlement paid to Tweedy Browne in settlement of legal fees.
Settlement Agreement with Messrs. Radler, Bradford and Horizon
     See “Legal Proceedings — Litigation Involving Controlling Stockholder, Senior Management and Directors” above.
Director Independence
     The Board of Directors has categorical standards of director independence and annually makes a determination as to the independence of each director, taking into consideration these standards and such other factors as the Board deems relevant. The Board of Directors has determined that Messrs. Paris and Freidheim are not independent directors. All other directors were determined to be independent by the Board of Directors.
Item 14. Principal Accountant Fees and Services
     The Audit Committee has responsibility for appointing, setting fees and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm, subject to de minimis exceptions for non-audit services that are approved by the Audit Committee prior to the completion of the audit.
     The Audit Committee engaged the firm KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2006. The Audit Committee has engaged KPMG LLP for fiscal year 2007. Representatives of KPMG LLP will be present at the meeting, will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions asked by stockholders.
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
     The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for 2006 and 2005, and fees billed for other services rendered by KPMG LLP during 2006 and 2005.

	2006	2005
Audit fees(1)	$5,507,000	$4,522,000
Audit-related fees(2)	—	193,000

Total audit and audit related fees	5,507,000	4,715,000
Tax fees(3)	1,321,000	1,887,000
All other fees	—	—

Total fees	$6,828,000	$6,202,000

(1)	Audit fees for 2006 and 2005 include fees for the annual audit, quarterly reviews, and statutory audits.

(2)	Audit related fees consist of fees for employee benefit plan audits, assistance with the CanWest arbitration, due diligence procedures performed and accounting advice with respect to dispositions.

(3)	Tax fees consist of fees for tax compliance, federal, state and international tax planning and transaction assistance.
     No portion of the services described above were approved by the Audit Committee pursuant to the de minimis exception to the pre-approval requirement provided by Section 2-01(c)(7)(i)(c) of Regulation S-X of the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report
          (2) List of Exhibits

Exhibit No.	Description of Exhibit	Prior Filing
3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006.

3.2	Bylaws of Hollinger International Inc., as amended.	Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

4.1	Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004.	Incorporated by reference to Exhibit 4.1 to Item 5 of Current Report on Form 8-K dated January 26, 2004.

4.2	Amendment No. 1 to the Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated May 10, 2005.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of Current Report on Form 8-K dated May 11, 2005.

4.3	First Supplemental Indenture among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, dated as of July 13, 2004.	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated August 2, 2004.

4.4	Indenture dated as of December 23, 2002 among Hollinger International Publishing Inc., the Company and Wachovia Trust Company, National Association.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2002.

10.1	Stock Purchase Agreement by and among Mirkaei Tikshoret Ltd., American Publishing Holdings, Inc. and Hollinger International Inc. dated as of November 16, 2004.	Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.2	Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and CanWest Global Communications Corp. dated as of October 7, 2004.	Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.3	Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of Current Report on Form 8-K dated January 6, 2004.

10.4	Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996.	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.5	Agreement, dated as of May 12, 2005, by and between Hollinger International Inc. and RSM Richter Inc., in its capacity as court appointed receiver and monitor of Ravelston Corporation Limited and Ravelston Management Inc.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.6	Amended Agreement of Compromise and Release of Outside Director Defendants Conditioned on Entry of Appropriate Order dated June 27, 2005.	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

Exhibit No.	Description of Exhibit	Prior Filing
10.7	Release and Settlement Agreement between Peter Y. Atkinson and Hollinger International Inc. dated April 27, 2004, as amended.	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005 and to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 19, 2005.

10.8	Option Exercise and Escrow Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.9	Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of April 27, 2004.	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.10	Second Consulting Agreement between Peter Y. Atkinson and Hollinger International Inc. dated as of February 23, 2005.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.11	Compromise Agreement among Hollinger International Inc., Telegraph Group Limited and Daniel William Colson dated March 23, 2004.	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.12	Amended and Restated Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.13	Amended and Restated Employment Agreement by and between James R. Van Horn and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.14	Amended and Restated Employment Agreement by and between John Cruickshank and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.15	Amended and Restated Employment Agreement by and between Gregory A. Stoklosa and Hollinger International Inc., dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.16	Amended and Restated Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.17	Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.1 to Item 8.01 of Current Report on Form 8-K dated February 22, 2005.

10.18	Amended Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.2 to Item 1.01 of Current Report on Form 8-K dated January 25, 2006.

10.19	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program.	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

Exhibit No.	Description of Exhibit	Prior Filing
10.20	Notice dated April 13, 2004 to Option Plan Participants under Hollinger International Inc. 1994 Stock Option Plan, 1997 Stock Incentive Plan, and 1999 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

10.21	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 24, 1999.

10.22	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to Report on Form DEF 14A dated March 28, 1997.

10.23	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (No. 33-74980).

10.24	Agreement of Compromise and Release among Cardinal Value Equity Partners, L.P., Hollinger International Inc., Dwayne O. Andreas, Richard R. Burt, Raymond G. Chambers, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Robert S. Strauss, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld of Chelsea, Leslie H. Wexner, Gordon A. Paris, Graham W. Savage and Raymond G.H. Seitz dated May 4, 2005.	Incorporated by reference to Exhibit 10.1 to Item 1.01 of Current Report on Form 8-K dated May 5, 2005.

10.25	Release and Settlement Agreement between Hollinger International Inc. and Torys LLP dated December 6, 2005.	Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.26	Share Purchase Agreement between HCPH Canadian Newspaper Holdings Co., Glacier Ventures International Corp., 6490239 Canada Inc., Hollinger International Inc. and Jamison Newspapers Inc. dated December 19, 2005.	Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.27	Share Purchase Agreement between Glacier Ventures International Corp., HCPH Canadian Newspaper Holdings Co. and Hollinger International Inc. dated December 19, 2005.	Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.28	Share Purchase Agreement between 0744062 B.C. Ltd., Glacier Ventures International Corp., Hollinger Canadian Publishing Holdings Co. and Hollinger International Inc. dated January 11, 2006.	Incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

10.29	Hollinger International Inc. 2006 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 99.1 to Item 1.01 of Current Report on Form 8-K dated January 25, 2006.

10.30	Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.

10.31	Amendment, dated November 14, 2006, to Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 99.2 to Item 5.02 of Current Report on Form 8-K dated November 15, 2006.

10.32	Separation Agreement between Sun-Times Media Group, Inc. and James Van Horn dated September 13, 2006.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.

10.33	Separation Agreement between Sun-Times Media Group, Inc. and Robert T. Smith dated September 13, 2006.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.

10.34	Description of Material Terms of Compensation of Cyrus F. Freidheim, Jr. dated November 14, 2006.	Incorporated by reference to Exhibit 99.1 to Item 5.02 of Current Report on Form 8-K dated November 15, 2006.

Exhibit No.	Description of Exhibit	Prior Filing
10.35*	Description of Material Terms of Compensation of William Barker III dated February 28, 2007.

10.36	Employment Agreement, dated December 14, 2006, between Sun-Times Media Group, Inc. and James D. McDonough.

10.37	Key Employee Severance Program Participation Agreement, dated October 20, 2006, between Sun-Times Media Group, Inc. and Thomas L. Kram.

21.1*	Significant Subsidiaries of Sun-Times Media Group, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Previously filed

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
(Registrant)

By:	/s/ Cyrus F. Freidheim, Jr.

Cyrus F. Freidheim, Jr.
President and
Chief Executive Officer
Date: April 30, 2007