Form 10-Q
period 2007-03-31
SUN-TIMES MEDIA GROUP INC
filed 2007-05-09
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large Accelerated Filer  ☑   Accelerated Filer  ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Class A Common Stock par value $.01 per share	65,263,369 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

SUN-TIMES MEDIA GROUP, INC.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited and Ravelston Management, Inc. and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004;

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed; and

•	changes in accounting principles or in the way such principles are applied.

The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by federal securities laws. The Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except per share data)
		Restated
		(Note 3)

Operating revenue:
Advertising	$69,991	$78,889
Circulation	19,563	20,979
Job printing	1,027	2,088
Other	695	468

Total operating revenue	91,276	102,424
Operating costs and expenses:
Cost of sales:
Wages and benefits	26,662	27,416
Newsprint and ink	13,723	16,926
Other	18,816	19,058

Total cost of sales	59,201	63,400

Selling, general and administrative:
Sales and marketing	15,489	15,556
Other operating costs	14,387	22,409
Corporate expenses	15,538	9,364
Indemnification, investigation and litigation costs, net of recoveries	(27,619)	8,028

Total selling, general and administrative	17,795	55,357

Depreciation	5,950	5,256
Amortization	2,651	2,681

Total operating costs and expenses	85,597	126,694

Operating income (loss)	5,679	(24,270)

Other income (expense):
Interest expense	(158)	(139)
Interest and dividend income	10,314	4,216
Other income (expense), net	(504)	530

Total other income (expense)	9,652	4,607

Income (loss) from continuing operations before income taxes	15,331	(19,663)
Income taxes	20,154	6,930

Loss from continuing operations	(4,823)	(26,593)

Discontinued operations (net of income taxes):
Earnings from operations of business segment disposed of	—	199
Gain from disposal of business segment	—	18,639

Earnings from discontinued operations	—	18,838

Net loss	$(4,823)	$(7,755)

Basic and diluted earnings (loss) per share:
Weighted average shares outstanding	80,317	90,946

Loss from continuing operations	$(0.06)	$(0.29)
Earnings from discontinued operations	—	0.20

Net loss	$(0.06)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
		Restated
		(Note 3)

Net loss	$(4,823)	$(7,755)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(4,515)	(12,203)
Unrealized gain (loss) on securities available for sale	124	(57)
Pension adjustment	(320)	6

Comprehensive loss	$(9,534)	$(20,009)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$267,973	$186,318
Accounts receivable, net of allowance for doubtful accounts of $10,655 in 2007 and $10,267 in 2006	69,818	73,346
Inventories	10,539	9,643
Escrow deposits and restricted cash	28,832	26,809
Deferred income tax assets	47,313	34,672
Other current assets	8,135	62,135

Total current assets	432,610	392,923
Loan to affiliate	33,685	33,685
Investments	7,003	6,422
Property, plant and equipment, net of accumulated depreciation of $134,146 in 2007 and $133,595 in 2006	169,971	178,368
Intangible assets, net of accumulated amortization of $44,378 in 2007 and $43,289 in 2006	91,502	92,591
Goodwill	124,301	124,301
Prepaid pension benefit	51,736	49,645
Other assets	18,444	21,924

Total assets	$929,252	$899,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$852	$867
Accounts payable and accrued expenses	107,847	110,168
Amounts due to related parties	8,046	7,995
Income taxes payable and other tax liabilities	40,000	627,385
Deferred revenue	10,605	10,698

Total current liabilities	167,350	757,113
Long-term debt, less current installments	6,032	6,041
Deferred income tax liabilities	78,164	26,974
Other tax liabilities	962,934	385,436
Other liabilities	83,787	84,078

Total liabilities	1,298,267	1,259,642

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 65,247,712 shares issued and outstanding, respectively, at March 31, 2007 and 88,008,022 and 64,997,456 shares issued and outstanding, respectively, at December 31, 2006	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	150	150
Additional paid-in capital	499,820	502,127
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	2,061	6,576
Unrealized gain on securities	190	66
Pension adjustment	(43,732)	(43,412)
Accumulated deficit	(601,751)	(597,050)

	(142,382)	(130,663)
Class A common stock in treasury, at cost — 22,760,310 shares at March 31, 2007 and 23,010,566 shares at December 31, 2006	(226,633)	(229,120)

Total stockholders’ equity (deficit)	(369,015)	(359,783)

Total liabilities and stockholders’ equity (deficit)	$929,252	$899,859

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2007

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(In thousands)

Balance at December 31, 2006	$1,030	$502,127	$(36,770)	$(597,050)	$(229,120)	$(359,783)
Stock-based compensation	—	334	—	—	—	334
Issuance of treasury stock in respect of deferred stock units	—	(2,641)	—	122	2,487	(32)
Foreign currency translation adjustments	—	—	(4,515)	—	—	(4,515)
Change in unrealized gain on securities	—	—	124	—	—	124
Pension adjustment	—	—	(320)	—	—	(320)
Net loss	—	—	—	(4,823)	—	(4,823)

Balance at March 31, 2007	$1,030	$499,820	$(41,481)	$(601,751)	$(226,633)	$(369,015)

See accompanying notes to condensed consolidated financial statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
		Restated
		(Note 3)

Cash Flows From Continuing Operating Activities:
Net loss	$(4,823)	$(7,755)
Earnings from discontinued operations	—	(18,838)

Loss from continuing operations	(4,823)	(26,593)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	8,601	7,937
Deferred income taxes	7,592	(2,783)
Collection of proceeds from directors and officers insurance settlement	50,000	—
Loss on sale of newspaper operations	4,965	—
Changes in working capital accounts, net	6,753	(808)
Other	424	549

Cash provided by (used in) continuing operating activities	73,512	(21,698)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(362)	(2,220)
Proceeds from sale of property, plant and equipment	2,066	—
Investments, intangibles and other non-current assets	(1,916)	(1,665)
Collection of notes receivable pursuant to settlement with a former officer	8,460	—
Sale of short-term investments, net	—	10,700
Proceeds from disposal of investments and other assets	—	8,184
Proceeds from the sale of newspaper operations, net of cash disposed	—	79,885

Cash provided by investing activities	8,248	94,884

Cash Flows From Financing Activities:
Repayment of debt	(34)	(105)
Escrow deposits and restricted cash	(2,023)	(469)
Dividends paid	—	(4,534)
Other	278	(1,091)

Cash used in financing activities	(1,779)	(6,199)

Net cash provided by (used in) discontinued operations:
Operating cash flows	—	(387)
Financing cash flows	—	7,143

Net cash provided by discontinued operations	—	6,756

Effect of exchange rate changes on cash	1,674	(1,824)

Net increase in cash and cash equivalents	81,655	71,919
Cash and cash equivalents at beginning of period	186,318	198,388

Cash and cash equivalents at end of period	$267,973	$270,307

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Sun-Times Media Group, Inc. (formerly “Hollinger International Inc.”) and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations, stockholders’ equity, other comprehensive income and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s 2006 Form 10-K (the “2006 10-K”).

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

Note 2 — Principles of Presentation and Consolidation

The Company operates principally in the business of publishing, printing and distributing newspapers and magazines. The Company’s publications include the Chicago Sun-Times, Post Tribune, Daily Southtown and other city and suburban newspapers in the Chicago metropolitan area. The Company’s business is organized and managed within a single operating segment.

At March 31, 2007, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 19.7% of the combined equity and approximately 70.0% of the combined voting power of the outstanding common stock of the Company.

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the 2006 financial statements have been reclassified to conform with the current year presentation.

Note 3 — Restatement

Gain from Disposal of Business Segment

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2006, the Company determined that there was an error related to the gain from disposal of business segment

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

recorded in the first quarter of 2006. The error related to certain tax liabilities in respect of the sold operations that should have been considered in determining the gain.

The gain from disposal of business segment for the three months ended March 31, 2006 has been restated as follows (in thousands):

Gain from disposal of business segment, as reported	$14,712
Incremental gain	3,927

Restated gain from disposal of business segment	$18,639

The amount of incremental gain also represents the effects on earnings from discontinued operations, and net loss for the three months ended March 31, 2006.

The effect on specific amounts presented in the Condensed Consolidated Statement of Operations (after effect of discontinued operations and reclassifications) for the three months ended March 31, 2006 is as follows:

		Before
	Restated	Restatement
	(In thousands, except per share data)

Gain from disposal of business segment	$18,639	$14,712
Earnings from discontinued operations	$18,838	$14,911
Net loss	$(7,755)	$(11,682)
Basic and diluted income per share from discontinued operations	$0.20	$0.16
Basic and diluted net loss per share	$(0.09)	$(0.13)

Note 4 — Reorganization Activities

In January 2006, the Company announced a reorganization of its operations aimed at accelerating and enhancing its strategic growth and improving its operating results. The plan included a targeted 10% reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization included voluntary and involuntary termination benefits. These costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices. See Note 7.

The reorganization accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at March 31, 2007. The following summarizes the termination benefits recorded and reconciles such charges to the accrual at March 31, 2007 (in thousands):

Charges for workforce reductions recorded in quarter ended March 31, 2006	$9,027
Adjustments	167
Cash payments	(8,591)

Accrued expenses (expected to be paid in 2007)	$603

Note 5 — Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share because dilutive securities are not used in the calculation if to do so would have been anti-dilutive. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and deferred stock units at March 31, 2007 and 2006, was approximately 0.8 million and 4.5 million, respectively.

The following tables reconcile the numerator and denominator for the calculation of basic and diluted earnings (loss) per share from continuing operations for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic and diluted EPS
Loss from continuing operations	$(4,823)	80,317	$(0.06)

	Three Months Ended March 31, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic and diluted EPS
Loss from continuing operations	$(26,593)	90,946	$(0.29)

Note 6 — Discontinued Operations and Dispositions

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($18.1 million including interest and currency translation adjustments as of March 31, 2007). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $18.6 million, net of taxes, which is included in “Gain from disposal of business segment” in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2006. For the one month ended January 31, 2006, revenue for the disposal group was $5.6 million and income before taxes and minority interest was $0.2 million.

The Company has reflected the Canadian operating assets sold on February 6, 2006, representing substantially all of the remaining Canadian newspaper assets (the “Canadian Newspaper Operations”), as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Remaining administrative activities and assets and liabilities, largely related to pension, post-employment and post-retirement plans, are presented in continuing operations.

Note 7 — Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Reorganization costs (reduction) (Note 4)	$(7)	$9,027
Severance expense	99	299
Printing press removal related to plant closure	351	100
Reduction of reserve for contract disputes	(550)	—

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months
	Ended
	March 31,
	2007	2006
	(In thousands)

Loss on sale of newspaper operations(a)	$4,965	$—
Severance expense (reduction)	(220)	369
Legal settlements	262	—

(a)	Represents an adjustment in estimated net proceeds to be received related to a sale in prior years.

Note 8 — Other Income (Expense), Net

	Three Months
	Ended
	March 31,
	2007	2006
	(In thousands)

Equity in losses of affiliates	$(22)	$(65)
Foreign currency gains (losses), net	(510)	596
Other	28	(1)

	$(504)	$530

Note 9 — Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company is making progress in resolving or settling certain tax issues, such progress was not sufficiently advanced to the degree or with the level of finality that would cause the Company to adjust its accruals for income tax liabilities at March 31, 2007 under the “more likely than not” criteria pursuant to FIN 48.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s continuing practice to recognize interest and/or penalties

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

related to income tax matters in income tax expense. Accrued interest and penalties at March 31, 2007 and January 1, 2007 were $332.5 million and $310.8 million, respectively and are included in “Income taxes payable and other tax liabilities” and “Other tax liabilities” aggregating $1,002.9 million and $976.4 million at March 31, 2007 and January 1, 2007, respectively.

The Company’s U.S. tax returns for 1998 and subsequent years remain subject to examination by tax authorities. In our foreign tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years.

Income tax expense amounted to $20.2 million and $6.9 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or recoveries related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for interest amounted to $19.9 million and $14.8 million for the three months ended March 31, 2007 and 2006, respectively.

The Company has recorded accruals to cover certain unresolved tax issues (both U.S. and foreign). Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary.

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

On April 26, 2007, the Company entered into a written agreement with the Canadian Revenue Agency (“CRA”) settling certain tax issues resulting from the disposition of certain Canadian operations in 2000. As a result, the Company expects to pay aggregate Canadian federal and provincial taxes and interest of approximately $40 million in respect of these certain issues. Certain other issues and tax periods remain open with respect to Canada.

The Company is in the process of assessing the impact of this settlement on its financial statements and expects to record the effects in the second quarter of 2007. The Company estimates that this settlement will result in an income tax benefit and reduction of its overall tax liabilities of approximately $560 million to $575 million.

Note 10 — Disputes, Investigations and Legal Proceedings with Former Executive Officers and Directors

The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and directors of the Company and their affiliates. The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation by a committee of independent directors (the “Special Committee”) of the Board of Directors and related litigation and criminal proceedings involving Conrad M. Black (“Black”) and others are reflected in “Indemnification, investigation and litigation costs, net of recoveries” in the Condensed Consolidated Statements of Operations.

On March 18, 2007 the Company announced settlements, negotiated and approved by the Special Committee, with former President and Chief Operating Officer, F. David Radler (“Radler”), (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

$63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s recent findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Condensed Consolidated Statement of Operations. The remaining $8.5 million represents the collection of certain notes receivable.

Indemnification, investigation and litigation costs, net of recoveries primarily consist of legal and other professional fees and amounts recovered through actions of the Special Committee as summarized in the following table.

	Three Months
	Ended
	March 31,		Inception through
	2007	2006	March 31, 2007(5)
	(In thousands)

Special Committee investigation costs(1)	$1,519	$941	$58,983
Litigation costs(2)	1,221	842	28,166
Indemnification fees and costs(3)	17,359	6,245	79,297
Recoveries(4)	(47,718)	—	(127,568)

	$(27,619)	$8,028	$38,878

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings (the “Delaware Litigation”).

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates who are defendants in the litigation largely brought by the Company or in the criminal proceedings.

(4)	Represents recoveries directly resulting from the Special Committee’s activities including approximately $47.7 million related to a settlement with Radler described above, approximately $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million in 2004 and 2003, respectively.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative costs of the Special Committee investigation.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 11 — Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$351	$502	$2	$6
Interest cost	4,336	4,741	253	332
Expected return on plan assets	(6,135)	(6,457)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	44	49	—	—
Amortization of net (gain) loss	628	625	(306)	(26)

Net periodic cost (income)	$(748)	$(512)	$(51)	$312

(b)	Employer Contributions

Defined Benefit Plans

For the three months ended March 31, 2007, an aggregate of $0.7 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed $3.3 million to fund its defined benefit pension plans in 2006 and expects to contribute $9.3 million in 2007.

Defined Contribution Plans

For the three months ended March 31, 2007, $2.2 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2007. The Company contributed $2.6 million to its domestic defined contribution plans in 2006.

Post-Retirement Plans

For the three months ended March 31, 2007, $0.6 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed $2.0 million to fund its post-retirement plans in 2006 and expects to contribute $2.0 million in 2007.

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

As discussed in Note 10, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed discussion of these legal proceedings, see “Item 3 — Legal Proceedings” of the Company’s 2006 10-K.

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At March 31, 2007 letters of credit in the amount of $9.1 million were fully collateralized by restricted cash.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Item 2 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The advertising revenue of the Sun-Times Media Group, Inc. (the “Company”) experiences seasonality with the first quarter typically being the lowest. The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenue for the three months ended March 31, 2007. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

Approximately 21% of the Company’s consolidated revenue for the three months ended March 31, 2007 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expense, which includes benefits, was approximately 29% of the Company’s total operating revenue for the three months ended March 31, 2007. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented approximately 15% of the Company’s total operating revenue for the three months ended March 31, 2007. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Condensed Consolidated Statement of Operations. Corporate expenses representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock-based compensation, corporate wages and benefits and other public company costs, represented 17% of total operating revenue for the period ended March 31, 2007.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2007

On March 18, 2007 the Company announced settlements, negotiated and approved by the Special Committee, with former President and Chief Operating Officer, F. David Radler (“Radler”), (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s recent findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Condensed Consolidated Statement of Operations. The remaining $8.5 million represents the collection of certain notes receivable.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined approximately 6% for the three months ended March 31, 2007 for the greater Chicago market versus the comparable period in 2006. Advertising revenue for the Company declined approximately 11% for the three months ended March 31, 2007, compared to the same period in 2006.

On April 26, 2007, the Company entered into a written agreement with the Canadian Revenue Agency (“CRA”) settling certain tax issues resulting from the disposition of certain Canadian operations in 2000. As a result, the Company expects to pay aggregate Canadian federal and provincial taxes and interest of approximately $40 million in respect of these certain issues.

The Company is in the process of assessing the impact of this settlement on its financial statements and expects to record the effects in the second quarter of 2007. The Company estimates that this settlement will result in an income tax benefit and reduction of its other tax liabilities of approximately $560 million to $575 million.

Critical Accounting Policies and Estimates

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Since the previously described settlement with CRA occurred subsequent to March 31, the accompanying consolidated financial statements do not reflect the impact of the settlement. See Note 9 to the condensed consolidated financial statements.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

For a discussion of the Company’s critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

General

During February 2006, the Company sold its remaining Canadian newspaper assets (the “Canadian Newspaper Operations”). In this quarterly report, the Canadian Newspaper Operations are reported as discontinued operations. All amounts in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” relate to continuing operations, unless otherwise noted. See Note 6 to the condensed consolidated financial statements.

Loss from Continuing Operations

Loss from continuing operations in the first quarter of 2007 amounted to $4.8 million, or $0.06 per share, compared to a loss of $26.6 million in the first quarter of 2006, or a $0.29 loss per share. The decrease in loss from continuing operations of $21.8 million was largely due to the settlement with Radler, of which $47.7 million was recorded in the Condensed Consolidated Statements of Operations as a reduction of indemnification, investigation and litigation costs, net and $7.2 million was recorded as interest income. Also contributing to the improvement were lower cost of sales of $4.2 million and a decrease in other operating costs of $8.0 million. These amounts were partially offset by lower revenue in the first quarter 2007 of $11.1 million, an increase in indemnification, investigation and litigation costs of $12.1 million, (excluding the recovery mentioned above), an increase in corporate expenses of $6.1 million, increased other income (expense) of $1.0 million, lower interest income of $1.1 million, (excluding the interest income received under the settlement with Radler) and an increase in income tax expense of $13.3 million.

Operating Revenue and Operating Income (Loss) — Overview

Operating revenue and operating income in the first quarter of 2007 were $91.3 million and $5.7 million, respectively, compared with operating revenue of $102.4 million and an operating loss of $24.3 million in the first quarter of 2006. The decrease in operating revenue of $11.1 million compared to the first quarter of 2006 is largely a reflection of a decrease in advertising revenue of $8.9 million and circulation revenue of $1.4 million. The $30.0 million improvement in operating income in 2007 is primarily due to the recovery of $47.7 million under the Radler settlement, lower other operating expense of $8.0 million (which was largely due to $9.0 million of reorganization costs recognized in the first quarter of 2006) and lower cost of sales of $4.2 million. These improvements were partially offset by the $11.1 million decrease in total operating revenue, an increase in corporate expenses of $6.1 million, which was largely due to an adjustment to the gain on sale of newspaper operations (sold in prior years) of $5.0 million and higher legal and professional fees, somewhat offset by lower compensation costs.

In addition, indemnification, investigation and litigation costs, excluding the recovery of $47.7 million, were higher by $12.1 million in the first quarter of 2007.

Operating Revenue

Operating revenue was $91.3 million in the first quarter of 2007 compared to $102.4 million for the same period in 2006, a decrease of $11.1 million.

Advertising revenue was $70.0 million in the first quarter 2007 compared with $78.9 million in the first quarter of 2006, a decrease of $8.9 million, or 11%. The decrease was largely a result of lower retail advertising revenue of $2.6 million, lower classified advertising of $5.7 million and lower national advertising revenue of $1.7 million, partially offset by increased internet advertising revenue of $1.1 million.

Circulation revenue was $19.6 million in the first quarter of 2007 compared with $21.0 million in the first quarter of 2006, a decrease of $1.4 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

Operating Costs and Expenses

Total operating costs and expenses in the first quarter of 2007 were $85.6 million, compared with $126.7 million in the first quarter of 2006, a decrease of $41.1 million. This decrease is largely reflective of a decline in indemnification, investigation and litigation costs, net of $35.6 million, reflecting the $47.7 million recovery in 2007 described above, lower cost of sales of $4.2 million, which includes lower newsprint and ink expense of $3.2 million and lower other operating costs of $8.0 million, which is attributable to the non-recurrence of $9.0 million of reorganization costs recorded in the first quarter of 2006. These decreases were partially offset by higher corporate expenses of $6.1 million and higher depreciation and amortization expense of $0.7 million.

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $59.2 million for the first quarter of 2007, compared with $63.4 million for the same period in 2006, a decrease of $4.2 million. Wages and benefits were $26.7 million in the first quarter of 2007 and $27.4 million in the first quarter of 2006, a decrease of $0.7 million. The slight decrease in wages and benefits reflects the impact of workforce reductions resulting from the 2006 reorganization activities offset by merit and union pay increases. See Note 4 to the condensed consolidated financial statements. Newsprint and ink expense was $13.7 million for the first quarter of 2007, compared with $16.9 million for the same period in 2006, a decrease of $3.2 million or approximately 19%. Total newsprint consumption in the first quarter of 2007 decreased approximately 18% compared with the same period in 2006, and the average cost per metric ton of newsprint in the first quarter of 2007 was approximately 1% lower than the first quarter of 2006. Other cost of sales decreased $0.3 million to $18.8 million in the first quarter of 2007 from $19.1 million in the first quarter of 2006.

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology, finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $17.8 million in the first quarter of 2007 compared to $55.4 million for the same period in 2006, a decrease of $37.6 million. Indemnification, investigation and litigation costs, net decreased $35.6 million largely due to the $47.7 million recovery recorded in the first quarter of 2007, somewhat offset by increased indemnification costs related to the trial of certain former officers, lower other operating costs of $8.0 million, partially offset by higher corporate expenses of $6.1 million.

Sales and marketing costs were $15.5 million in the first quarter of 2007, compared to $15.6 million in the first quarter of 2006, a decrease of $0.1 million, largely due to lower wages and benefits of $0.2 million due to workforce reductions resulting from the reorganization of the sales function and integration of sales activities across the group, partially offset by wage increases and additional headcount for strategic marketing capability.

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations. Other operating costs were $14.4 million in the first quarter of 2007, compared to $22.4 million for the same period in

2006, a decrease of $8.0 million. This decrease is largely due to lower severance expense of $9.2 million, largely resulting from the reorganization activities in 2006, and $0.6 million reversal of a reserve for contract dispute, partially offset by increased professional fees of $0.6 million and increased telecommunication costs of $0.4 million.

Corporate operating expenses in the first quarter of 2007 were $15.5 million compared to $9.4 million in the first quarter of 2006, an increase of $6.1 million. This increase is largely due to an adjustment in 2007 to decrease the previously recorded gain on prior years’ sales of newspaper operations of $5.0 million and higher legal and professional fees of $3.4 million reflecting higher audit and other compliance activity and professional service fees, partially offset by lower compensation expenses of $2.0 million and lower insurance costs, primarily directors and officers of $0.2 million. The decrease in compensation includes lower salary and wages of $0.2 million, lower stock-based compensation costs of $0.2 million and lower severance costs of $0.6 million. The remaining decrease in compensation is largely due to lower pension expense related to legacy Canadian plans of $0.9 million.

Indemnification, investigation and litigation costs, net of recoveries in the first quarter of 2007 were a net recovery of $27.6 million compared to an expense of $8.0 million in the first quarter of 2006, an improvement of $35.6 million. In 2007, the Company recorded a net recovery of $47.7 million resulting from a settlement with a former officer. Indemnification costs increased $11.2 million to $17.4 million in the first quarter of 2007 from $6.2 million in the first quarter of 2006 as the trial of certain former officers began in March 2007. See Note 10 to the condensed consolidated financial statements.

Depreciation and amortization expense in the first quarter of 2007 was $8.6 million compared with $7.9 million in 2006, an increase of $0.7 million. In the first quarter of 2007, the Company recorded additional depreciation expense of $1.0 million related to the printing facility closing in Gary, Indiana and recorded an additional $0.3 million related to the Harlem Avenue printing plant in the first quarter of 2006. Amortization expense includes $1.6 million in both the first three months of 2007 and the first three months of 2006 related to capitalized direct response advertising costs.

As a result of the items noted above, operating income in the first quarter of 2007 was $5.7 million compared with a $24.3 million operating loss for the same period in 2006, an improvement of $30.0 million.

Interest and Dividend Income

Interest and dividend income in the first three months of 2007 amounted to $10.3 million compared to $4.2 million in 2006, an increase of $6.1 million, largely due to the $7.2 million of interest received on the settlement with Radler.

Income Taxes

Income taxes were $20.2 million and $6.9 million in the first three months of 2007 and 2006, respectively. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or recoveries related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions related to contingent liabilities for additional interest that may be payable amounted to $19.9 million in the first three months of 2007 and $14.8 million for the first three months of 2006. See Note 9 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash and cash equivalents amounted to $268.0 million at March 31, 2007 as compared to $186.3 million at December 31, 2006, an increase of $81.7 million. This increase in cash was primarily the result of the settlement with Radler of $63.4 million and the receipt of the settlement proceeds of $50.0 million from the settlement with directors and officers insurance carriers, partially offset by net cash outflows to support operations. See Note 10 to the condensed consolidated financial statements.

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

March 31,
2007
(In thousands)

Income taxes payable	$40,000
Deferred income tax liabilities	78,164
Other tax liabilities	962,934

$1,081,098

The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals, included in “Other tax liabilities” listed above, reflect additional interest and penalties that may become payable in respect to the contingent liabilities. At March 31, 2007, the contingent liabilities pursuant to FIN 48 amounted to $1,002.9 million (which are reflected on the Condensed Consolidated Balance Sheet as “Income taxes payable and other tax liabilities” and “Other tax liabilities”).

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any cash payments the Company may be required to make remain uncertain. Efforts to resolve or settle certain of these tax issues, for amounts that are substantially less than the related accrual, were successful in 2007. Efforts to resolve or settle certain other tax issues are ongoing and may or may not be successful in 2007. However, a substantial portion of the Company’s cash and cash equivalent balances, as reflected on the Condensed Consolidated Balance Sheet at March 31, 2007 could be utilized to fund any such resolution or settlement. See Note 9 to the condensed consolidated financial statements.

On April 26, 2007, the Company entered into a written agreement with the CRA settling certain tax issues resulting from the disposition of certain Canadian operations in 2000. As a result, the Company expects to pay aggregate Canadian federal and provincial taxes and interest of approximately $40 million in respect of these certain issues.

The Company is in the process of assessing the impact of this settlement on its financial statements and expects to record the effects in the second quarter of 2007. The Company estimates that this settlement will result in an income tax benefit and reduction of its other tax liabilities of approximately $560 million to $575 million.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined approximately 11% during the first three months of 2007 as compared to the same period in 2006. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company is considering a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, exclusive of cash proceeds from settlements as described above, the operating performance of the Company continues to result in the use of cash to fund continuing operations, particularly in respect of indemnification and litigation costs.

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

Other

The Company expects that its liquid assets at March 31, 2007 are sufficient to support its operations and meet its obligations into 2008. However, the Company will continue reviewing and considering potential sources of additional liquidity, which may include the sale of certain assets.

Cash Flows

Cash flows provided by continuing operating activities were $73.5 million for the first three months of 2007, a $95.2 million improvement compared with $21.7 million used in continuing operating activities for the same period in 2006. The comparison of operating cash flows between years is affected by several key factors. The net loss from continuing operations has decreased by $21.8 million from $26.6 million in the first quarter of 2006 to a net loss of $4.8 million in the first quarter of 2007. The $21.8 million improvement in net loss from continuing operations includes the $47.7 million settlement with Radler and was somewhat offset by $12.1 million in higher indemnification, investigation and litigation costs. In addition, the Company received $50.0 million related to a settlement with the Company’s insurance carriers in the first quarter of 2007.

Cash flows provided by investing activities in the first quarter of 2007 were $8.2 million compared with cash flows provided by investing activities of $94.9 million in the first quarter of 2006. The decrease of $86.7 million in cash provided by investing activities is primarily the result of net proceeds received in 2006 of $79.9 million from the sale of the remaining Canadian Newspaper Operations, $10.7 million from net sales of short-term investments and $8.2 million from the disposal of investments and other assets.

Cash flows used in financing activities were $1.8 million in the first quarter of 2007 and $6.2 million in the first quarter of 2006. The $4.4 million decrease in cash used in financing activities primarily reflects the cessation of dividend payments beginning in the fourth quarter of 2006 of approximately $4.5 million.

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

Commercial Commitments and Contractual Obligations

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At March 31, 2007, letters of credit in the amount of $9.1 million were fully collateralized by restricted cash.

Set out below is a summary of the amounts due and committed under contractual cash obligations at March 31, 2007 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total(2)	1 Year or Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

9% Senior Notes	$6,000	$—	$—	$6,000	$—
Other long-term debt	884	852	32	—	—
Interest on long-term debt	2,222	601	1,081	540	—
Operating leases(1)	51,252	5,732	9,559	6,876	29,085

Total contractual cash obligations	$60,358	$7,185	$10,672	$13,416	$29,085

(1)	Commitments as of December 31, 2006.

(2)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of FIN 48 tax liabilities. Such amounts are excluded from this table.

In addition to amounts committed under contractual cash obligations, the Company has also assumed certain contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of businesses. The Company is also involved in various matters in litigation. For more information on the Company’s litigation and contingent obligations, see Notes 10 and 12 to the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for the Company’s financial statements issued after November 15, 2007; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption but does not expect such adoption to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Newsprint.  Newsprint expense amounted to $13.1 million in the first three months of 2007 and $16.2 million during the same period in 2006. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented newsprint price increases of approximately $25 per metric ton in each of February and June 2006 and decreases of approximately $25 per metric ton in September and December 2006. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during the three months ended March 31, 2007, a change in the price of newsprint of $50 per metric ton would have increased or decreased the loss from continuing operations for the three months ended March 31, 2007 by approximately $0.6 million. The average price per metric ton of newsprint was approximately $650 for the three months ended March 31, 2007 versus approximately $660 for the same period in 2006.

Labor Relations.  As of March 31, 2007 approximately 37% of the Company’s employees are covered by collective bargaining agreements. Contracts covering approximately 59% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Company’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At March 31, 2007, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Increases in the value of the United States dollar against other currencies can reduce net earnings and declines can result in increased earnings. Based on earnings and ownership levels for the three months ended March 31, 2007, a $0.05 change in the Canadian dollar exchange rate of $0.8534 would affect the Company’s reported net loss for the three months ended March 31, 2007 by approximately $1.0 million, largely related to income taxes.

Reference should be made to “Risk Factors” in the Company’s 2006 10-K for a discussion on the potential impact changes in foreign exchange rates may have related to taxes that may be paid to foreign jurisdictions.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

As reported in the 2006 10-K, as of December 31, 2006, the Company’s management identified material weaknesses in its internal control over financial reporting relating to 1) an ineffective control environment that did not sufficiently promote effective internal control over financial reporting throughout the organization, 2) ineffectively designed information technology general controls over program development, program changes, computer operations, and access to programs and data, and 3) ineffective controls relating to the accounting for uncertain tax positions and foreign deferred income taxes. Largely as a result of material weaknesses in these areas, management concluded in its 2006 10-K that the Company’s disclosure controls and procedures were ineffective as of December 31, 2006.

During 2007, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of March 31, 2007, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2007.

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

(b) Changes in Internal Control Over Financial Reporting.  During 2007, management has taken the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses described in the Company’s 2006 10-K.

During the three months ended March 31, 2007:

•	A significant process redesign and documentation effort related to the Company’s most significant business processes was initiated. These efforts include a redesign of key revenue processes in the Company and the formalization and documentation of key responsibilities and processes throughout the Company.

•	An outside service provider was selected to develop an ethics and code of conduct training program which will incorporate the importance of maintaining effective internal control over financial reporting and the role employees and managers have in such controls. A director of training and development was also hired to oversee this and other training efforts and employee performance management.

Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is a discussion of developments in the legal proceedings the Company has reported in its 2006 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2006 10-K.

Litigation Involving Controlling Stockholders, Senior Management, and Directors

As previously reported in the 2006 10-K, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston Corporation Limited (“Ravelston”), Ravelston Management Inc. (“RMI”), Conrad M. Black (“Black”), Radler and other former officers and directors. The Company’s second amended complaint seeks to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages.

As previously reported in the 2006 10-K, on July 6, 2006, Hollinger Inc. filed a motion seeking permission to file a counterclaim against the Company. The proposed counterclaim alleges, among other things, fraud in connection with Hollinger Inc.’s (i) 1995 sale to the Company of Hollinger Inc.’s interest in The Telegraph and (ii) 1997 sale to the Company of certain of Hollinger Inc.’s Canadian assets. On March 30, 2007, Magistrate Judge Maria Valdez granted Hollinger Inc.’s motion over the Company’s opposition. On April 13, 2007, the Company filed objections to that decision with United States District Judge Blanche Manning.

As previously reported in the 2006 10-K, on October 12, 2006, the Company commenced an action in the Ontario Superior Court of Justice against Black, Barbara Amiel-Black, Black-Amiel Management Inc., Conrad Black Capital Corporation, 1269940 Ontario Limited, and 2753421 Canada Limited (the “Ontario Injunctive Action”). The Ontario Injunctive Action is brought ancillary to and in aid of the Special Committee Action and seeks, among other things, an injunction restraining the defendants and any persons they control from transferring, removing, or otherwise disposing of any of their assets except with leave of the Ontario court. The Ontario Injunctive Action does not seek any damages. On February 6, 2007, the Court denied the Blacks’ motion to dismiss the Ontario Injunctive Action, and stayed the Action. On April 12, 2007, the Ontario Superior Court of Justice denied the Company’s motion for leave to appeal that decision. The Action remains pending.

On March 16, 2007, the Company entered into settlement agreements with Radler, and his wholly-owned company, North American Newspapers Ltd. (f/k/a FD Radler Ltd.), and the publishing companies Horizon and Bradford. Under the settlements, the Company has received $63.4 million in cash (i) to settle the Company’s claims against Radler, Horizon, and Bradford; (ii) to settle potential additional claims against Radler related to the Special Committee’s recent findings regarding backdated stock options; and (iii) to satisfy Horizon’s and Bradford’s debts to the Company. On April 16, 2007, the Company moved to dismiss the claims in the Special Committee Action against Radler.

United States Securities and Exchange Commission v. Conrad M. Black, et al.

As previously reported in the 2006 10-K, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. On April 19, 2007, the Court entered a final judgment against Radler, based on Radler’s consent.

Receivership and Companies’ Creditors Arrangement Act (Canada) Proceedings in Canada involving the Ravelston Entities

As previously reported in the 2006 10-K, on April 20, 2005, Ravelston and RMI were placed in receivership. On January 22, 2007, Hollinger Inc. and Domgroup Ltd. (“Domgroup”) served in the Ontario Superior Court of Justice a motion for an order confirming the validity and enforceability of interests that Hollinger Inc. and Domgroup allege they have in Ravelston property and assets securing more than Cdn.$25.0 million in Ravelston debt. The Company is bringing a cross-motion to stay Hollinger Inc.’s and Domgroup’s motion or, alternatively, to establish a schedule for the resolution of the issue. The Company’s motion was heard on April 30 and May 1, 2007. The judge has reserved his decision.

CanWest Arbitration

As previously reported in the 2006 10-K, on December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. At the first of the arbitration’s previously-scheduled four hearings from April 9-25, 2007, an additional hearing was added. The additional hearing is scheduled to occur from October 22-November 2, 2007.

Federal Indictment of Ravelston and Former Company Officials

As previously reported in the 2006 10-K, a federal grand jury in Chicago has indicted Black, Radler, J.A. Boultbee, Peter Y. Atkinson, Mark S. Kipnis, and Ravelston on federal fraud and other charges. Radler and Ravelston have entered guilty pleas under the terms of their respective plea agreements, and the remaining defendants have entered pleas of not guilty on all charges against them. The trial began on March 20, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Release and Settlement Agreement, dated March 16, 2007, between F. David Radler and Sun-Times Media Group, Inc. (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 22, 2007).
10.2	Release and Settlement Agreement, dated March 16, 2007, between North America Newspapers Ltd. f/k/a FD Radler Ltd. and Sun-Times Media Group, Inc. (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on March 22, 2007).
10.3	Release and Settlement Agreement, dated March 16, 2007, between Bradford Publishing Company and Sun-Times Media Group, Inc. (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on March 22, 2007).
10.4	Release and Settlement Agreement, dated March 16, 2007, between Horizon Publications Inc., et al. and Sun-Times Media Group, Inc. (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on March 22, 2007).
10.5	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and William G. Barker III dated April 10, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Cyrus F. Freidheim, Jr.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: May 9, 2007

By:	/s/ William G. Barker III
William G. Barker III
Vice President and Chief Financial Officer

Date: May 9, 2007