Form 10-Q
period 2007-06-30
SUN-TIMES MEDIA GROUP INC
filed 2007-08-09
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large Accelerated Filer   ☑   Accelerated Filer  ☐   Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Class A Common Stock par value $.01 per share	65,263,369 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

SUN-TIMES MEDIA GROUP, INC.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of The Ravelston Corporation Limited and Ravelston Management, Inc. and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors formed on June 17, 2003 (the “Special Committee”) to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004;

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed; and

•	changes in accounting principles or in the way such principles are applied.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)
				Restated
				(Note 3)

Operating revenue:
Advertising	$73,198	$83,620	$143,189	$162,509
Circulation	19,262	20,915	38,825	41,894
Job printing	1,167	2,245	2,194	4,333
Other	659	611	1,354	1,079

Total operating revenue	94,286	107,391	185,562	209,815
Operating costs and expenses:
Cost of sales:
Wages and benefits	26,640	26,989	53,302	54,405
Newsprint and ink	13,190	16,781	26,913	33,707
Other	19,695	19,538	38,511	38,596

Total cost of sales	59,525	63,308	118,726	126,708

Selling, general and administrative:
Sales and marketing	18,149	16,185	33,638	31,741
Other operating costs	14,493	14,104	28,880	36,513
Corporate expenses	50,070	13,627	65,608	22,991
Indemnification, investigation and litigation costs, net of recoveries	25,118	5,824	(2,501)	13,852

Total selling, general and administrative	107,830	49,740	125,625	105,097

Depreciation	4,608	5,092	10,558	10,348
Amortization	2,962	2,962	5,613	5,643

Total operating costs and expenses	174,925	121,102	260,522	247,796

Operating loss	(80,639)	(13,711)	(74,960)	(37,981)

Other income (expense):
Interest expense	(165)	(213)	(323)	(352)
Interest and dividend income	3,375	4,523	13,689	8,739
Other income (expense), net	(6,941)	(411)	(7,445)	119

Total other income (expense)	(3,731)	3,899	5,921	8,506

Loss from continuing operations before income taxes	(84,370)	(9,812)	(69,039)	(29,475)
Income tax benefit	612,350	29,933	592,196	23,003

Income (loss) from continuing operations	527,980	20,121	523,157	(6,472)

Discontinued operations (net of income taxes):
Earnings from operations of business segment disposed of	—	—	—	199
Gain from disposal of business segment	—	453	—	19,092

Earnings from discontinued operations	—	453	—	19,291

Net income	$527,980	$20,574	$523,157	$12,819

Basic earnings (loss) per share:
Income (loss) from continuing operations	$6.57	$0.23	$6.51	$(0.07)
Earnings from discontinued operations	—	0.01	—	0.22

Net income	$6.57	$0.24	$6.51	$0.15

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$6.56	$0.23	$6.50	$(0.07)
Earnings from discontinued operations	—	0.01	—	0.22

Net income	$6.56	$0.24	$6.50	$0.15

Weighted average shares outstanding:
Basic	80,351	85,818	80,334	88,365

Diluted	80,518	85,913	80,504	88,365

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
				Restated
				(Note 3)

Net income	$527,980	$20,574	$523,157	$12,819
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(5,899)	(18,333)	(10,414)	(30,536)
Unrealized gain on securities available for sale	8	1,027	132	970
Pension adjustment	(1,992)	(231)	(2,312)	(225)

Comprehensive income (loss)	$520,097	$3,037	$510,563	$(16,972)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$212,066	$186,318
Accounts receivable, net of allowance for doubtful accounts of $11,036 in 2007 and $10,267 in 2006	70,856	73,346
Inventories	8,621	9,643
Escrow deposits and restricted cash	32,630	26,809
Recoverable income taxes	47,313	34,672
Other current assets	17,824	62,135

Total current assets	389,310	392,923
Loan to affiliate	—	33,685
Investments	6,344	6,422
Property, plant and equipment, net of accumulated depreciation of $138,775 in 2007 and $133,595 in 2006	167,903	178,368
Intangible assets, net of accumulated amortization of $45,467 in 2007 and $43,289 in 2006	90,413	92,591
Goodwill	124,301	124,301
Prepaid pension benefit	58,589	49,645
Other assets	18,138	21,924

Total assets	$854,998	$899,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$6,033	$867
Accounts payable and accrued expenses	115,558	110,168
Amounts due to related parties	8,453	7,995
Income taxes payable and other tax liabilities	15,067	627,385
Deferred revenue	10,492	10,698

Total current liabilities	155,603	757,113
Long-term debt, less current installments	23	6,041
Deferred income tax liabilities	29,808	26,974
Other tax liabilities	431,790	385,436
Other liabilities	86,329	84,078

Total liabilities	703,553	1,259,642

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 65,263,369 shares issued and outstanding, respectively, at June 30, 2007 and 88,008,022 and 64,997,456 shares issued and outstanding, respectively, at December 31, 2006	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	150	150
Additional paid-in capital	500,001	502,127
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(3,838)	6,576
Unrealized gain on securities	198	66
Pension adjustment	(45,724)	(43,412)
Accumulated deficit	(73,745)	(597,050)

	377,922	(130,663)
Class A common stock in treasury, at cost — 22,744,653 shares at June 30, 2007 and 23,010,566 shares at December 31, 2006	(226,477)	(229,120)

Total stockholders’ equity (deficit)	151,445	(359,783)

Total liabilities and stockholders’ equity (deficit)	$854,998	$899,859

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2007

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(In thousands)

Balance at December 31, 2006	$1,030	$502,127	$(36,770)	$(597,050)	$(229,120)	$(359,783)
Stock-based compensation	—	748	—	—	—	748
Issuance of treasury stock in respect of deferred stock units	—	(2,874)	—	148	2,643	(83)
Foreign currency translation adjustments	—	—	(10,414)	—	—	(10,414)
Change in unrealized gain on securities	—	—	132	—	—	132
Pension adjustment	—	—	(2,312)	—	—	(2,312)
Net income	—	—	—	523,157	—	523,157

Balance at June 30, 2007	$1,030	$500,001	$(49,364)	$(73,745)	$(226,477)	$151,445

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)
		Restated
		(Note 3)

Cash Flows From Continuing Operating Activities:
Net income	$523,157	$12,819
Earnings from discontinued operations	—	(19,291)

Income (loss) from continuing operations	523,157	(6,472)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	16,171	15,991
Deferred income taxes	(33,879)	(1,218)
Collection of proceeds from directors and officers insurance settlement	50,000	—
Loss on sale of newspaper operations	13,603	—
Reduction of tax liability	(586,686)	—
Bad debt expense related to loan with affiliate	33,685	—
Other changes in working capital accounts, net	1,855	(40,540)
Other	(272)	2,673

Cash provided by (used in) continuing operating activities	17,634	(29,566)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(2,902)	(3,901)
Proceeds from sale of property, plant and equipment	2,066	—
Investments, intangibles and other non-current assets	(3,586)	(3,249)
Collection of notes receivable pursuant to settlement with a former officer	8,460	—
Sale of short-term investments, net	—	52,100
Proceeds from disposal of investments and other assets	2,047	16,157
Proceeds from the sale of newspaper operations, net of cash disposed	—	79,885

Cash provided by investing activities	6,085	140,992

Cash Flows From Financing Activities:
Repayment of debt	(929)	(1,097)
Escrow deposits and restricted cash	(5,821)	(460)
Dividends paid	—	(9,068)
Repurchase of common stock	—	(71,487)
Proceeds from stock options exercised	—	10,313
Other	2,359	(3,466)

Cash used in financing activities	(4,391)	(75,265)

Net cash provided by (used in) discontinued operations:
Operating cash flows	—	(387)
Financing cash flows	—	7,143

Net cash provided by discontinued operations	—	6,756

Effect of exchange rate changes on cash	6,420	6,834

Net increase in cash and cash equivalents	25,748	49,751
Cash and cash equivalents at beginning of period	186,318	198,388

Cash and cash equivalents at end of period	$212,066	$248,139

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 —	Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Sun-Times Media Group, Inc. (formerly “Hollinger International, Inc.”) and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

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

At June 30, 2007, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 19.7% of the combined equity and approximately 70.0% of the combined voting power of the outstanding common stock of the Company.

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the 2006 financial statements have been reclassified to conform with the current year presentation.

Note 3 —	Restatement and Error

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

The gain from disposal of business segment for the six months ended June 30, 2006 has been restated as follows (in thousands):

Gain from disposal of business segment, as reported	$15,165
Adjustment to previously recognized gain	3,927

Restated gain from disposal of business segment	$19,092

The amount of incremental gain also represents the effects on earnings from discontinued operations, and net loss for the six months ended June 30, 2006.

The effect on specific amounts presented in the Condensed Consolidated Statement of Operations (after effect of discontinued operations) for the six months ended June 30, 2006 is as follows:

		Before
	Restated	Restatement
	(In thousands, except per share data)

Gain from disposal of business segment	$19,092	$15,165
Earnings from discontinued operations	$19,291	$15,364
Net income	$12,819	$8,892
Basic and diluted income per share from discontinued operations	$0.22	$0.17
Basic and diluted net income per share	$0.15	$0.10

Error in Adoption of SFAS No. 158

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) in 2006, the Company recognized a comprehensive loss of $29.3 million (net of income taxes) to record the unfunded portion of its defined benefit and other postretirement benefit plan liabilities. This adjustment was disclosed in the footnotes to the financial statements. However, SFAS No. 158 requires that this adjustment not affect comprehensive income, but rather be reflected as an adjustment directly to stockholders’ equity.

As a result of this error, the reported comprehensive loss of $93.9 million was overstated by $29.3 million. The reported net loss, the loss from continuing operations, the cumulative pension adjustment and total stockholders’ deficit were not affected by this misstatement. The Company will correct this misstatement with the filing of its Form 10-K for the year ended December 31, 2007.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

The reorganization accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at June 30, 2007. The following summarizes the termination benefits recorded and reconciles such charges to the accrual at June 30, 2007 (in thousands):

Charges for workforce reductions recorded in quarter ended March 31, 2006	$9,027
Adjustments	167
Cash payments	(8,733)

Accrued expenses (expected to be paid in 2007)	$461

Note 5 —	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share because dilutive securities are not used in the calculation if to do so would have been anti-dilutive or if potentially dilutive securities are not dilutive based on the Company’s stock price during the period. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and deferred stock units at June 30, 2007 and 2006, was 0.8 million and 1.5 million, respectively.

The following tables reconcile the numerator and denominator for the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income from continuing operations	$527,980	80,351	$6.57
Effect of dilutive securities	—	167	—

Diluted EPS
Income from continuing operations	$527,980	80,518	$6.56

	Three Months Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income from continuing operations	$20,121	85,818	$0.23
Effect of dilutive securities	—	95	—

Diluted EPS
Income from continuing operations	$20,121	85,913	$0.23

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Six Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income from continuing operations	$523,157	80,334	$6.51
Effect of dilutive securities	—	170	—

Diluted EPS
Income from continuing operations	$523,157	80,504	$6.50

	Six Months Ended June 30, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(6,472)	88,365	$(0.07)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(6,472)	88,365	$(0.07)

Note 6 —	Discontinued Operations and Dispositions

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which $17.5 million was placed in escrow ($19.9 million including interest and currency translation adjustments as of June 30, 2007). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of $18.6 million, net of taxes of $35.7 million, which is included in “Gain from disposal of business segment” in the Condensed Consolidated Statements of Operations for the six month period ended June 30, 2006. For the one month ended January 31, 2006, revenue for the disposal group was $5.6 million and income before taxes and minority interest was $0.2 million.

The Company has reflected its remaining Canadian newspaper operations sold on February 6, 2006 as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Remaining administrative activities and assets and liabilities, largely related to pension, post-employment and post-retirement plans, are presented in continuing operations.

In the second quarter of 2006, the Company recorded an adjustment of $0.5 million, net of taxes of $0.3 million, to the gain on sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines (collectively, the “Telegraph Group”) largely related to additional tax losses surrendered to the purchaser.

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

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Reorganization costs (reduction) (Note 4)	$—	$(319)	$(7)	$8,708
Severance expense	135	904	234	1,203
Printing press removal related to plant closure	—	(100)	351	—
Reduction of reserve for contract disputes	—	—	(550)	—
Write-off of capitalized software	—	900	—	900

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Loss on sale of newspaper operations(a)	$8,638	$—	$13,603	$—
Bad debt expense related to loan with affiliate(b)	33,685	—	33,685	—
Severance expense (reduction)	104	700	(116)	1,069
Legal settlements	—	—	262	—
Unclaimed property costs	—	2,000	—	2,000

(a)	Represents an adjustment in estimated net proceeds to be received related to a sale in prior years.

(b)	Represents bad debt expense related to a loan to a subsidiary of Hollinger Inc. discussed in detail in Note 23(c) of the Company’s Form 10-K for the year ended December 31, 2006. The Company’s collateral for the loan is subordinated to certain obligations of Hollinger Inc. which initiated a Court supervised restructuring under the Companies’ Creditors Arrangement Act (Canada) and a companion proceeding in the U.S. pursuant to Chapter 15 of the U.S. Bankruptcy Code. See Note 13.

Note 8 —	Other Income (Expense), Net

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Equity in losses of affiliates	$(80)	$(52)	$(102)	$(117)
Gain (loss) on sale of investments	1,019	(623)	1,019	(623)
Foreign currency gains (losses), net	(7,923)	427	(8,433)	1,023
Other	43	(163)	71	(164)

	$(6,941)	$(411)	$(7,445)	$119

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 9 —	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company has made significant progress in resolving or settling certain tax issues as described below, the remaining items under the caption “Other tax liabilities” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2007 have not sufficiently advanced to the degree or with the level of finality that would cause the Company to adjust its accruals for income tax liabilities under the “more likely than not” criteria pursuant to FIN 48.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Accrued interest and penalties at June 30, 2007 and January 1, 2007 were $134.7 million and $310.8 million, respectively and are included in “Income taxes payable and other tax liabilities” and “Other tax liabilities” aggregating $451.9 million and $976.4 million at June 30, 2007 and January 1, 2007, respectively.

The Company’s U.S. tax returns for 1998 and subsequent years remain subject to examination by tax authorities. In our foreign tax jurisdictions, certain issues remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years.

On April 26, 2007, the Company entered into a written agreement with the Canada Revenue Agency (“CRA”) settling certain tax issues largely related to the disposition of certain Canadian operations in 2000. As a result, the Company expects to pay aggregate Canadian federal and provincial taxes and interest of $36.1 million, in respect of these issues. Interest continues to accrue until such time as payment is made. Certain other tax issues remain open with respect to Canada. In the second quarter of 2007 the Company recorded a tax benefit of $586.7 million related to this settlement and deposited $18.9 million (Cdn.$20.0 million) with the CRA.

Income taxes were a benefit of $612.4 million and $29.9 million for the three months ended June 30, 2007 and 2006, respectively. Income taxes were a benefit of $592.2 million and $23.0 million for the six months ended June 30, 2007 and 2006, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or reductions related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for interest amounted to $12.2 million and $16.6 million for the three months ended June 30, 2007 and 2006, respectively, and $32.2 million and $31.4 million for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company recorded a tax benefit of $4.1 million for the three and six months ended June 30, 2007 and $43.0 million for the three and six months ended June 30, 2006 resulting from the reversals of certain contingent tax liabilities which were no longer deemed necessary as the relevant statue of limitations period had lapsed.

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

A substantial portion of the accruals to cover contingent liabilities for income taxes at June 30, 2007 relate to the Company’s operations in the United States. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements.

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

On March 18, 2007 the Company announced settlements, negotiated and approved by the Special Committee, with former President and Chief Operating Officer, F. David Radler (“Radler”), (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s recent findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2007. The remaining $8.5 million represents the collection of certain notes receivable.

Indemnification, investigation and litigation costs, net of recoveries primarily consist of legal and other professional fees and amounts recovered through actions of the Special Committee as summarized in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,		Since Inception through
	2007	2006	2007	2006	June 30, 2007(5)
	(In thousands)

Special Committee investigation costs(1)	$2,442	$502	$3,961	$1,442	$61,425
Litigation costs(2)	(128)	3,362	1,093	4,204	28,038
Indemnification fees and costs(3)	22,804	1,960	40,163	8,206	102,101
Recoveries(4)	—	—	(47,718)	—	(127,568)

	$25,118	$5,824	$(2,501)	$13,852	$63,996

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts including costs to support the prosecution of certain indemnified parties.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings (the “Delaware Litigation”).

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates who are defendants in the litigation largely brought by the Company or in the criminal proceedings.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

(4)	Represents recoveries directly resulting from the Special Committee’s activities including $47.7 million related to a settlement with Radler described above, $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of $1.7 million and $31.5 million in 2004 and 2003, respectively.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative indemnification, investigation and litigation costs and recoveries.

Note 11 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$355	$407	$3	$3
Interest cost	4,534	4,594	270	340
Expected return on plan assets	(6,460)	(6,161)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	47	51	—	—
Amortization of net (gain) loss	661	619	(326)	(25)

Net periodic cost (income)	$(835)	$(462)	$(53)	$318

	Six Months Ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$706	$909	$5	$9
Interest cost	8,870	9,335	523	672
Expected return on plan assets	(12,595)	(12,618)	—	—
Amortization of transition obligation	56	56	—	—
Amortization of prior service cost	91	100	—	—
Amortization of net (gain) loss	1,289	1,244	(632)	(51)

Net periodic cost (income)	$(1,583)	$(974)	$(104)	$630

(b)	Employer Contributions

Defined Benefit Plans

For the six months ended June 30, 2007, an aggregate of $2.3 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed $3.3 million to fund its defined benefit pension plans in 2006 and expects to contribute $7.5 million in 2007.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Defined Contribution Plans

For the six months ended June 30, 2007, $2.2 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2007. The Company contributed $2.6 million to its domestic defined contribution plans in 2006.

Post-Retirement Plans

For the six months ended June 30, 2007, $1.1 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed $2.0 million to fund its post-retirement plans in 2006 and expects to contribute $2.0 million in 2007.

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

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At June 30, 2007 letters of credit in the amount of $11.1 million were fully collateralized by restricted cash.

Note 13 —	Subsequent Events

(a) On July 31, 2007 the Company announced that it had entered into an agreement to settle securities class action suits pending against it and a number of its former directors and officers in the United States and Canada, and an agreement to settle litigation over its directors and officers insurance coverage. These agreements are subject to court approval in the United States and Canada.

If approved, the securities class action settlement will resolve the claims asserted against the Company, a number of its former directors and officers, certain affiliated companies, and the Company’s auditor, KPMG LLP, in a consolidated class action in the United States District Court for the Northern District of Illinois entitled In re Hollinger International Inc. Securities Litigation, No. 04C-0834, and in similar actions that have been initiated in Saskatchewan, Ontario, and Quebec, Canada. Those actions assert, among other things, that from 1999 to 2003 the defendants breached U.S. federal, state, and/or Canadian law by allegedly making misleading disclosures and omissions regarding certain “non-competition” payments and the payment of allegedly excessive management fees. The Company’s settlement of the securities class action lawsuits will be funded entirely by $30.0 million in proceeds from the Company’s insurance policies. The settlement includes no admission of liability by the Company or any of the settling defendants and the Company continues to deny any such liability or damages.

In addition, the Company’s insurers will deposit $24.5 million in insurance proceeds into an escrow account to fund defense costs the Company incurred in the securities class action and other litigation or other claimed loss. The insurance carriers will then be released from any other claims for the July 1, 2002 to July 1, 2003 policy period. The Company and other parties will then seek a judicial determination regarding how to allocate the $24.5 million in

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

insurance proceeds among the insureds who assert claims to the proceeds. The Company and Hollinger Inc. have had negotiations concerning how any such proceeds awarded to them should be allocated between the two companies. If they cannot reach an agreement on that issue, they have agreed to resolve it through binding arbitration.

(b) On August 1, 2007 the Company announced that it received notice from Hollinger Inc., the Company’s controlling stockholder, that certain corporate actions with respect to the Company, have been taken by written consent adopted by Hollinger Inc. and its affiliate, 4322525 Canada Inc., who collectively hold a majority in voting interest in the Company. These corporate actions include (i) amending the Company’s By-Laws to increase the size of the Company’s Board of Directors from eight members to eleven members and to provide that vacancies occurring in the Board of Directors may be filled by stockholders having a majority in voting interest; (ii) removing John F. Bard, John M. O’Brien and Raymond Troubh as directors of the Company; and (iii) electing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company.

The Company also learned that Hollinger Inc. has applied for Court-supervised reorganization under the Companies’ Creditors Arrangement Act (Canada) and under applicable U.S. bankruptcy law. As a significant unsecured creditor of Hollinger Inc., the Company is considering its options in connection with this action. See Note 7.

As a result of this change in control, approximately 165,000 outstanding DSU’s that were not yet vested became vested and the Company is required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes, due 2010, at 101% of face value, plus accrued and unpaid interest. The Company has classified these notes as “Current installments of long-term debt” on the accompanying Condensed Consolidated Balance Sheet at June 30, 2007.

(c) On August 6, 2007, the Company notified the New York Stock Exchange (the “NYSE”) that, because of the removal of John F. Bard and John O’Brien from the Board of Directors, the Company was no longer in compliance with Section 303A.07 of the NYSE Listed Company Manual, which section requires that a listed company have an audit committee comprised of at least three members. In addition, the Company’s Nominating and Governance Committee, which still consists of two continuing directors of the Board, determined on August 1, 2007 that none of the directors appointed by Hollinger Inc. are “independent” because of the method by which they were appointed and, in any event, three of the appointees are officers of, or counsel to, Hollinger Inc. However, further determination may be made on this matter, as and when appropriate. As a result of this determination, the Company also may not be in compliance with Section 303A.01 of the NYSE Listed Company Manual if a majority of its directors are not determined to be independent. The Company is evaluating its full range of options with respect to the actions taken by Hollinger Inc.

(d) On August 8, 2007, the Company entered into a contract with Chicago Tribune Company for home delivery and suburban single-copy delivery of the Chicago Sun-Times and most of its suburban publications. The Company will continue to distribute single-copy sales of the Chicago Sun-Times within the city of Chicago and will also continue to operate the circulation sales, billing and customer service functions.

The Company expects to commence the transfer of distribution responsibilities to Chicago Tribune Company beginning on or about September 3, 2007. The Company expects fewer than 60 full and part-time positions to be eliminated as a result of this arrangement and does not expect related separation costs to be material.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The advertising revenue of the Sun-Times Media Group, Inc. (the “Company”) experiences seasonality with the first quarter typically being the lowest. The Company’s revenue is primarily derived from the sale of advertising within the Company’s publications. Advertising revenue accounted for 77% of the Company’s consolidated revenue for the six months ended June 30, 2007. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

21% of the Company’s consolidated revenue for the six months ended June 30, 2007 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expense, which includes benefits, was 29% of the Company’s total operating revenue for the six months ended June 30, 2007. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented 15% of the Company’s total operating revenue for the six months ended June 30, 2007. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Condensed Consolidated Statement of Operations. Corporate expenses representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock-based compensation, corporate wages and benefits and other public company costs, represented 35% of total operating revenue for the period ended June 30, 2007.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2007

On April 26, 2007, the Company entered into a written agreement with the Canada Revenue Agency (“CRA”) settling certain tax issues resulting from the disposition of certain Canadian operations in 2000. As a result, the Company expects to pay aggregate Canadian federal and provincial taxes and interest of $36.1 million in respect of these issues. The Company recorded an income tax benefit and a reduction of its “Other tax liabilities” of $586.7 million in the second quarter of 2007 related to this settlement. See Note 9 to the condensed consolidated financial statements.

On March 18, 2007 the Company announced settlements, negotiated and approved by a special committee of independent directors (the “Special Committee”), with former President and Chief Operating Officer, F. David Radler (“Radler”), (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s recent findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2007. The remaining $8.5 million represents the collection of certain notes receivable.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 8% for the six months ended June 30, 2007 for the greater

Chicago market versus the comparable period in 2006. Advertising revenue for the Company declined 12% for the six months ended June 30, 2007, compared to the same period in 2006.

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

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Income (Loss) from Continuing Operations

Income from continuing operations in the second quarter of 2007 amounted to $528.0 million, or $6.57 per basic share, compared to $20.1 million in the second quarter of 2006, or $0.23 per basic share. The improvement in income from continuing operations of $507.9 million was largely due to an income tax benefit aggregating $612.4 million reflecting the settlement of certain tax issues with the CRA, which resulted in an income tax benefit of $586.7 million. Also contributing to the improvement were lower cost of sales of $3.8 million. These amounts were partially offset by lower revenue in the second quarter 2007 of $13.1 million, an increase in indemnification, investigation and litigation costs of $19.3 million, an increase in corporate expenses of $36.5 million (largely resulting from $33.7 million in bad debt expense) and increased total other income (expense) of $7.6 million. In addition, income tax benefit excluding the settlement mentioned above, decreased by $4.2 million.

Income from continuing operations for the six months ended June 30, 2007 amounted to $523.2 million, or $6.51 per basic share, compared to a loss of $6.5 million, or a $0.07 loss per basic share, for the six months ended June 30, 2006. The improvement from results of continuing operations of $529.7 million was largely due to an income tax benefit aggregating $592.2 million reflecting the settlement of certain tax issues with the CRA mentioned above of $586.7 million and the settlement with Radler, of which $47.7 million was recorded as a reduction of indemnification, investigation and litigation costs, net, and $7.2 million was recorded as interest income. Also contributing to the improvement were lower cost of sales of $8.0 million and a decrease in other operating costs of $7.6 million. These amounts were partially offset by lower revenue for the six months ended June 30, 2007 of $24.2 million, an increase in indemnification, investigation and litigation costs of $31.4 million, (excluding the recovery mentioned above), an increase in corporate expenses of $42.6 million (largely resulting from $33.7 million in bad debt expense), a reduction in income tax benefits, excluding the CRA settlement, of $17.5 million and increased other income (expense), net of $7.5 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in the second quarter of 2007 were $94.3 million and $80.6 million, respectively, compared with operating revenue of $107.4 million and an operating loss of $13.7 million in the second quarter of 2006. The decrease in operating revenue of $13.1 million compared to the second quarter of 2006 is largely a reflection of a decrease in advertising revenue of $10.4 million and circulation revenue of $1.6 million. The $66.9 million increase in operating loss in 2007 is primarily due to lower revenue of $13.1 million and higher indemnification, investigation and litigation costs, net, of $19.3 million. In addition, sales and marketing costs increased by $1.9 million and corporate expenses increased by $36.5 million (reflecting the previously mentioned bad debt expense). These items were partially offset by lower cost of sales of $3.8 million.

For the six months ended June 30, 2007, operating revenue and operating loss were $185.6 million and $75.0 million, respectively, compared with operating revenue of $209.8 million and an operating loss of $38.0 million for the six months ended June 30, 2006. The decrease in operating revenue of $24.2 million compared to the same period in 2006 is largely a reflection of a decrease in advertising revenue of $19.3 million and circulation revenue of $3.1 million. The $37.0 million increase in operating loss in 2007 is primarily due to lower revenue of $24.2 million, higher indemnification, investigation and litigation costs of $31.4 million, excluding a recovery of $47.7 million, higher corporate expenses of $42.6 million (reflecting the previously mentioned bad debt expense) and higher sales and marketing costs of $1.9 million. These amounts were partially offset by the recovery of $47.7 million under the Radler settlement, lower other operating costs of $7.6 million and lower cost of sales of $8.0 million

Operating Revenue

Total operating revenue

Total operating revenue was $94.3 million in the second quarter of 2007 compared to $107.4 million for the same period in 2006, a decrease of $13.1 million, or 12%.

For the six months ended June 30, 2007, total operating revenue was $185.6 million compared to $209.8 million for the same period in 2006, a decrease of $24.2 million, or 12%.

Advertising revenue

Advertising revenue was $73.2 million in the second quarter 2007 compared with $83.6 million in the second quarter of 2006, a decrease of $10.4 million, or 12%. The decrease was largely a result of lower retail advertising revenue of $3.1 million, lower classified advertising of $5.4 million and lower national advertising revenue of $3.0 million, partially offset by increased internet advertising revenue of $1.1 million.

For the six months ended June 30, 2007, advertising revenue was $143.2 million, compared to $162.5 million for the same period in 2006, a decrease of $19.3 million, or 12%. Retail advertising revenue decreased $5.8 million, classified advertising revenue decreased $11.0 million and national advertising revenue decreased $4.7 million for the six months ended June 30, 2007, respectively, compared to the same period in 2006. Internet revenue increased $2.2 million to $5.7 million for the six months ended June 30, 2007 compared to $3.5 million for the same period in 2006.

Circulation revenue

Circulation revenue was $19.3 million in the second quarter of 2007 compared with $20.9 million in the second quarter of 2006, a decrease of $1.6 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

For the six months ended June 30, 2007, circulation revenue was $38.8 million compared to $41.9 million for the same period in 2006, a decrease of $3.1 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

Operating Costs and Expenses

Total operating costs and expenses

Total operating costs and expenses in the second quarter of 2007 were $174.9 million, compared with $121.1 million in the second quarter of 2006, an increase of $53.8 million. This increase is largely reflective of higher indemnification, investigation and litigation costs of $19.3 million, higher corporate expenses of $36.5 million (reflecting the previously mentioned bad debt expense), and higher sales and marketing costs of $1.9 million. These increases were partially offset by lower cost of sales of $3.8 million.

For the six months ended June 30, 2007, total operating costs and expenses were $260.5 million, compared with $247.8 million for the comparable period in 2006, an increase of $12.7 million. This increase is largely reflective of higher corporate expenses of $42.6 million (reflecting the previously mentioned bad debt expense), partially offset by a decline in indemnification, investigation and litigation costs, net of $16.4 million, reflecting the $47.7 million recovery in 2007 described above, lower cost of sales of $8.0 million and lower other operating costs of $7.6 million.

Total cost of sales

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $59.5 million for the second quarter of 2007, compared with $63.3 million for the same period in 2006, a decrease of $3.8 million. Wages and benefits were $26.6 million in the second quarter of 2007 and $27.0 million in the second quarter of 2006, a decrease of $0.4 million. The slight decrease in wages and benefits reflects the impact of workforce reductions resulting from the 2006 reorganization activities offset by merit and union pay increases. See Note 4 to the condensed consolidated financial statements. Newsprint and ink expense was $13.2 million for the second quarter of 2007, compared with $16.8 million for the same period in 2006, a decrease of $3.6 million or 21%. Total newsprint consumption in the second quarter of 2007 decreased 13% compared with the same period in 2006, and the average cost per metric ton of newsprint in the second quarter of 2007 was 9% lower than the second quarter of 2006. Other cost of sales were generally flat at $19.7 million in the second quarter of 2007 compared to $19.5 million in the second quarter of 2006.

For the six months ended June 30, 2007, cost of sales was $118.7 million for the six months ended June 30, 2007, compared with $126.7 million for the same period in 2006, a decrease of $8.0 million. Wages and benefits were $53.3 million for the six months ended June 30, 2007 and $54.4 million for the six months ended June 30, 2006, a decrease of $1.1 million. The slight decrease in wages and benefits reflects the impact of workforce reductions resulting from the 2006 reorganization activities offset by merit and union pay increases. See Note 4 to the condensed consolidated financial statements. Newsprint and ink expense was $26.9 million for the second quarter of 2007, compared with $33.7 million for the same period in 2006, a decrease of $6.8 million, or 20%. Total newsprint consumption for the six months ended June 30, 2007 decreased 16% compared with the same period in 2006, and the average cost per metric ton of newsprint for the six months ended June 30, 2007 was 5% lower than the same period in 2006.

Total selling, general and administrative

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology, finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $107.8 million in the second quarter of 2007 compared with $49.7 million for the same period in 2006, an increase of $58.1 million. Indemnification, investigation and litigation costs, net increased $19.3 million largely due to the indemnification costs related to criminal proceedings against certain former officers. In addition, sales and marketing costs increased by $1.9 million and corporate expenses increased by $36.5 million (reflecting the previously mentioned bad debt expense).

For the six months ended June 30, 2007, total selling, general and administrative costs were $125.6 million compared with $105.1 million for the same period in 2006, an increase of $20.5 million. This increase was due to higher corporate expense of $42.6 million (reflecting the previously mentioned bad debt expense), which was partially offset by lower indemnification, investigation and litigation costs, net of $16.4 million largely due to the $47.7 million recovery in 2007, somewhat offset by increased indemnification costs related to criminal proceedings against certain former officers and lower other operating costs of $7.6 million.

Sales and marketing

Sales and marketing costs were $18.1 million in the second quarter of 2007, compared with $16.2 million in the second quarter of 2006, an increase of $1.9 million, largely due to additional market research and marketing costs including those related to promoting a new look and slogan for the Chicago Sun-Times in radio and promotional billboards.

For the six months ended June 30, 2007, sales and marketing costs were $33.6 million compared with $31.7 million for the same period in 2006, an increase of $1.9 million, largely due to additional market research and marketing costs including those related to promoting a new look and slogan for the Chicago Sun-Times in radio and promotional billboards.

Other operating costs

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations.

Other operating costs were $14.5 million in the second quarter of 2007 and generally comparable to the $14.1 million for the same period in 2006.

For the six months ended June 30, 2007, other operating costs were $28.9 million compared with $36.5 million for the same period in 2006, a decrease of $7.6 million. This decrease is largely due to lower reorganization costs and severance expense of $9.7 million, largely resulting from the reorganization activities in 2006, the $0.9 million write-off of certain cancelled system development projects in 2006 and a $0.6 million reduction in a reserve for a contract dispute in 2007, partially offset by increased wages and benefits of $0.6 million, increased professional fees of $0.5 million, costs associated with the removal of a printing press for a closed facility of $0.4 million, increased telecommunication costs of $0.8 million and increased web related support and other costs of $1.0 million.

Corporate expenses

Corporate operating expenses in the second quarter of 2007 were $50.1 million compared with $13.6 million in the second quarter of 2006, an increase of $36.5 million. This increase is largely due to bad debt expense of $33.7 million related to a loan with an affiliate (see Note 7 to the condensed consolidated financial statements), an adjustment of $8.6 million in the second quarter of 2007 to decrease the estimated net proceeds to be received related to the sale of publishing interests in prior years and higher legal fees related to litigation and arbitration activities of $1.3 million, partially offset by lower compensation expenses of $2.4 million, a $2.0 million liability recorded in 2006 related to an estimated liability for unclaimed property, lower insurance costs, primarily directors and officers of $0.6 million, lower business taxes of $0.4 million and lower non-legal professional fees of $1.6 million. The decrease in compensation is largely due to lower pension expense related to legacy Canadian plans of $1.5 million and lower severance costs of $0.6 million.

For the six months ended June 30, 2007, corporate operating expenses were $65.6 million compared with $23.0 million for the six months ended June 30, 2006, an increase of $42.6 million. This increase is largely due to bad debt expense of $33.7 million related to a loan with an affiliate (see Note 7 to the condensed consolidated financial statements), adjustments of $13.6 million in 2007 to decrease the estimated net proceeds to be received related to the sale of publishing interests in prior years and higher legal fees of $2.9 million reflecting higher litigation and arbitration costs, partially offset by lower compensation expenses of $4.4 million, a $2.0 million liability recorded in 2006 related to an estimated liability for unclaimed property and lower insurance costs, primarily directors and officers of $0.8 million. The decrease in compensation is largely due to lower pension expense related to legacy Canadian plans of $2.4 million, lower severance costs of $1.2 million and lower stock-based compensation costs of $0.5 million.

Indemnification, investigation and litigation costs, net of recoveries

Indemnification, investigation and litigation costs, net of recoveries in the second quarter of 2007 were $25.1 million compared with $5.8 million in the second quarter of 2006, an increase of $19.3 million. Indemnification costs increased $20.8 million to $22.8 million in the second quarter of 2007 from $2.0 million in the second quarter of 2006 as the criminal proceedings against certain former officers began in March 2007. See Note 10 to the condensed consolidated financial statements.

For the six months ended June 30, 2007, indemnification, investigation and litigation costs, net of recoveries was a net recovery of $2.5 million compared to an expense of $13.9 million in the second quarter of 2006, an improvement of $16.4 million. In 2007, the Company recorded a net recovery of $47.7 million resulting from a settlement with a former officer. Indemnification costs increased $32.0 million to $40.2 million for the six months ended June 30, 2007 from $8.2 million in same period in 2006 as the criminal proceedings against certain former officers began in March 2007. See Note 10 to the condensed consolidated financial statements.

Depreciation and amortization

Depreciation and amortization expense in the second quarter of 2007 was $7.6 million compared with $8.1 million in 2006, a decrease of $0.5 million. In the second quarter of 2006, the Company recorded additional depreciation expense of $0.3 million related to the Harlem Avenue printing plant which was closed in October 2006. Amortization expense includes $1.9 million in both the second quarter of 2007 and the second quarter of 2006 related to capitalized direct response advertising costs.

For the six months ended June 30, 2007, depreciation and amortization expense was $16.2 million compared with $16.0 million for the same period in 2006, an increase of $0.2 million. In the first six months of 2007, the Company recorded additional depreciation expense of $1.0 million related to the printing facility in Gary, Indiana closed in March 2007 and recorded an additional $0.6 million related to the Harlem Avenue printing plant in the first six months of 2006. Amortization expense includes $3.4 million for the first six months of 2007 and $3.5 million for the first six months of 2006 related to capitalized direct response advertising costs.

Operating loss

As a result of the items noted above, operating loss in the second quarter of 2007 was $80.6 million compared with a $13.7 million operating loss for the same period in 2006, an increase of $66.9 million. For the six months ended June 30, 2007, operating loss was $75.0 million compared with a $38.0 million operating loss for the same period in 2006, an increase of $37.0 million.

Interest and Dividend Income

Interest and dividend income in the three months ended June 30, 2007 amounted to $3.4 million compared to $4.5 million for the same period in 2006, a decrease of $1.1 million. For the six months ended June 30, 2007, interest and dividend income amounted to $13.7 million compared to $8.7 million in 2006, an increase of $5.0 million, largely due to the $7.2 million of interest received on the settlement with Radler.

Other Income (expense), net

Other income (expense), net in the second quarter of 2007 was an expense of $6.9 million compared to $0.4 million for the same period in 2006. The $6.5 million increase in expense was largely due to an increase in foreign exchange losses of $8.4 million, partially offset by an improvement of gain (loss) on sale of investments of $1.6 million. The increase in foreign exchange losses largely relates to the impact on U.S. denominated cash and cash equivalents in Canada and certain intercompany loans payable in Canadian dollars resulting from the weakening of the U.S. dollar during the quarter.

For the six months ended June 30, 2007 other income (expense), net was an expense of $7.4 million compared to income of $0.1 million for the same period in 2006. The $7.5 million increase in expense was largely due to a $9.5 million increase in foreign exchange losses, partially offset by an improvement of gain (loss) on sale of investments of $1.6 million. The increase in foreign exchange losses largely relates to the impact on

U.S. denominated cash and cash equivalents in Canada and the net impact of certain intercompany and affiliate loans resulting from the weakening of the U.S. dollar during the first six months of 2007.

Income Taxes

Income taxes were a benefit of $612.4 million in the second quarter of 2007 and a benefit of $29.9 million in the second quarter of 2006. The larger benefit primarily represents the impact of the settlement of certain tax issues with the CRA, which resulted in the reversal of certain tax liabilities of $586.7 million. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions or reductions related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for additional interest on contingent liabilities that may be payable amounted to $12.2 million in the second quarter of 2007 and $16.6 million for the second quarter of 2006. See Note 9 to the condensed consolidated financial statements.

For the first six months of 2007, income taxes were a benefit of $592.2 million compared with a benefit of $23.0 million for the first six months of 2006. The larger benefit primarily represents the impact of the settlement with the CRA, which resulted in the reversal of certain tax liabilities of $586.7 million. Provisions for additional interest on contingent liabilities that may be payable amounted to $32.2 million in the first six months ended June 30, 2007 and $31.4 million for the same period in 2006. See Note 9 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash and cash equivalents amounted to $212.1 million at June 30, 2007 as compared to $186.3 million at December 31, 2006, an increase of $25.8 million. This increase in cash was primarily the result of the settlement with Radler of $63.4 million (including interest and the collection of certain notes receivable) and the receipt of the settlement proceeds of $50.0 million from the settlement with directors and officers insurance carriers, partially offset by net cash outflows to support operations including the indemnification costs and tax payments of $23.9 million. See Note 10 to the condensed consolidated financial statements.

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

June 30,
2007
(In thousands)

Income taxes payable	$15,067
Deferred income tax liabilities	29,808
Other tax liabilities	431,790

$476,665

The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals, included in “Other tax liabilities” listed above, reflect additional interest and penalties that may become payable in respect to the contingent liabilities.

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any cash payments the Company may be required to make remain uncertain. Efforts to resolve or settle certain of these tax issues, for amounts that are substantially less than the related accrual, were successful in 2007. Efforts to resolve or settle certain other tax issues are ongoing and a substantial portion of the Company’s cash and cash equivalent balances, as reflected on the Condensed Consolidated Balance Sheet at June 30, 2007 may be required to fund any such resolution or settlement. See Note 9 to the condensed consolidated financial statements.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 12% during the first six months of 2007 as compared to the same period in 2006. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006.

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

Other

The Company expects that its liquid assets at June 30, 2007 are sufficient to support its operations and meet its obligations into 2008. However, the Company will continue reviewing and considering potential sources of additional liquidity, which may include the sale of certain assets.

Cash Flows

Cash flows provided by continuing operating activities were $17.6 million for the first six months of 2007, a $47.2 million improvement compared with $29.6 million used in continuing operating activities for the same period in 2006. The comparison of operating cash flows between years is affected by several key factors. The net income from continuing operations has increased by $529.7 million to $523.2 million in the six months ended June 30, 2007 from a net loss of $6.5 million for the same period in 2006. Net income in the first six months of 2007 included a $586.7 million benefit from the settlement of certain tax issues with the CRA, which is reflected in “Reduction of tax liability.” The $529.7 million improvement in net income from continuing operations also includes the $47.7 million settlement with, and $7.2 million of interest received from, Radler and was somewhat offset by $31.4 million in higher indemnification, investigation and litigation costs (before recoveries), bad debt expense of $33.7 million related to a loan due from an affiliate and a $13.6 million adjustment in estimated net proceeds to be received related to a sale of newspaper operations in prior years. In addition, the Company received $50.0 million related to a settlement with the Company’s insurance carriers in the first quarter of 2007.

Cash flows provided by investing activities for the six months ended June 30, 2007 were $6.1 million compared with cash flows provided by investing activities of $141.0 million for the same period in 2006. The decrease of $134.9 million in cash provided by investing activities is primarily the result of net proceeds received in 2006 of $79.9 million from the sale of the remaining Canadian Newspaper Operations, $52.1 million from net sales of short-term investments in 2006 and a decrease of $14.1 million from the disposal of investments and other assets, which was somewhat offset by the 2007 collection of $8.5 million of notes receivable pursuant to settlement with a former director and $2.1 million from the sale of property, plant and equipment in 2007.

Cash flows used in financing activities were $4.4 million for the six months ended June 30, 2007 and $75.3 million for the same period in 2006. The $70.9 million decrease in cash used in financing activities primarily reflects the repurchase of common stock which totaled $71.5 million in 2006.

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

Commercial Commitments and Contractual Obligations

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At June 30, 2007, letters of credit in the amount of $11.1 million were fully collateralized by restricted cash.

Set out below is a summary of the amounts due and committed under contractual cash obligations at June 30, 2007 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	3 and 5 Years	5 Years
			(In thousands)

9% Senior Notes(3)	$6,000	$6,000	$—	$—	$—
Other long-term debt	56	33	23	—	—
Interest on long-term debt(3)	183	183	—	—	—
Operating leases(1)	51,252	5,732	9,559	6,876	29,085

Total contractual cash obligations(2)	$57,491	$11,948	$9,582	$6,876	$29,085

(1)	Commitments as of December 31, 2006.

(2)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of FIN 48 tax liabilities. Such amounts are excluded from this table.

(3)	As a result of the change in control, the Company is required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes, due 2010, at 101% of face value, plus accrued and unpaid interest. The Company has classified these notes as “Current installments of long-term debt” on the accompanying Condensed Consolidated Balance Sheet at June 30, 2007. Interest on the Company’s 9% Senior Notes is included through October 2007. See Note 13 to the Company’s condensed consolidated financial statements.

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

Newsprint.  Newsprint expense amounted to $25.7 million in the first six months of 2007 and $32.1 million during the same period in 2006. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint price increase of approximately $25 per metric ton in June 2006 and decreases of approximately $25 per metric ton in September and December 2006. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during the six months ended June 30, 2007, a change in the price of newsprint of $50 per metric ton would have increased or decreased the income from continuing operations for the six months ended June 30, 2007 by $1.2 million. The average price per metric ton of newsprint was approximately $630 for the six months ended June 30, 2007 versus approximately $665 for the same period in 2006.

Labor Relations.  As of June 30, 2007, 39% of the Company’s employees are covered by collective bargaining agreements. Contracts covering 73% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Company’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At June 30, 2007, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates and changes in the value of the United States dollar against other currencies would affect the Company’s net earnings. Based on earnings and ownership levels for the six months ended June 30, 2007, a $0.05 change in the Canadian dollar exchange rate of $0.8823 would affect the Company’s reported net income for the six months ended June 30, 2007 by $30.7 million, largely related to Canadian income taxes.

Reference should be made to “Risk Factors” in the Company’s 2006 10-K for a discussion on the potential impact changes in foreign exchange rates may have related to taxes that may be paid to foreign jurisdictions. As a result of the settlement with the CRA, the foreign exchange risk related to taxes has been substantially reduced.

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

During 2007, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of June 30, 2007, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated and therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2007.

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

During the six months ended June 30, 2007:

•	A significant process redesign and documentation effort related to the Company’s most significant business processes was initiated. These efforts include a redesign of key revenue processes in the Company and the formalization and documentation of key responsibilities and processes throughout the Company. The Company has established written policies and procedures in certain key areas and has conducted training sessions with the appropriate employees.

•	An outside service provider was selected to develop an ethics and code of conduct training program which will incorporate the importance of maintaining effective internal control over financial reporting and the role employees and managers have in such controls. A director of training and development was also hired to oversee this and other training efforts and employee performance management. Many key managers and certain functions have completed the training program at June 30, 2007.

•	Written policies and procedures related to the Company’s information technology (“IT”) general controls over program development, program changes, computer operations and access to programs and data have been developed. The Company’s IT employees have received training in the new policies and procedures which are targeted for implementation in the second half of 2007.

Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is a discussion of developments in the legal proceedings the Company has reported in its 2006 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2006 10-K.

Stockholder Class Actions; Delaware Insurance Coverage Action

As previously disclosed in the 2006 Form 10-K, in February and April 2004, certain stockholders of the Company initiated securities class action claims asserted against the Company, a number of its former directors and officers, certain affiliated companies, and the Company’s auditor, KPMG LLP, in a consolidated class action in the United States District Court for the Northern District of Illinois entitled In re Hollinger International Inc. Securities Litigation, No. 04C-0834, and in similar actions that have been initiated in Saskatchewan, Ontario, and Quebec, Canada. Those actions assert, among other things, that from 1999 to 2003 the defendants breached U.S. federal, state, and/or Canadian law by allegedly making misleading disclosures and omissions regarding certain “non-competition” payments and the payment of allegedly excessive management fees. On July 31, 2007, the Company entered into agreements to settle these suits and litigation over its directors and officers insurance coverage. The Company’s settlement of the securities class action lawsuits will be funded entirely by $30.0 million in proceeds from the Company’s insurance policies. The settlement includes no admission of liability by the Company or any of the settling defendants and the Company continues to deny any such liability or damages. In addition, the Company’s insurers will deposit $24.5 million in insurance proceeds into an escrow account to fund defense costs the Company incurred in the securities class action and other litigation or other claimed loss. The insurance carriers will then be released from any other claims for the July 1, 2002 to July 1, 2003 policy period. The Company and other parties will then seek a judicial determination regarding how to allocate the $24.5 million in insurance proceeds among the insureds who assert claims to the proceeds. The Company and Hollinger Inc. have had negotiations concerning how any such proceeds awarded to them should be allocated between the two companies. If they cannot reach an agreement on that issue, they have agreed to resolve it through binding arbitration. The securities class action settlement is conditioned upon prior approval of the insurance settlement, and the insurance settlement agreement is conditioned upon subsequent approval of the class action settlement. The parties are in the process of seeking these approvals in the appropriate courts in the United States and Canada. Due to the contingent and conditional nature of the settlement and insurance proceeds, the Company’s financial statements do not reflect any amounts related to the agreements described above.

This settlement is also of the legal action entitled Sun-Times Media Group, Inc. v. Sun-Alliance Insurance Company of Canada, Civ. A. No. 06C-11-108 (RRC) (Del. Superior Ct.) that was previously disclosed in the 2006 Form 10-K.

Hollinger Inc. CCAA Proceedings

On August 1, 2007, Hollinger Inc. and two of its Canadian subsidiaries, 4322525 Canada, Inc. and Sugra Limited, filed Notices of Application in, and received an Initial Order (the “CCAA Order”) from the Ontario Superior Court of Justice (Commercial List) in Ontario, Canada, for protection under the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended (the “CCAA”). Later that day, Hollinger Inc. and the same two affiliates filed cases (the “Chapter 15 Cases”) under Chapter 15 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in connection with the proceedings pending in Canada and in furtherance of the enforcement in the United States of the CCAA Order. In its Chapter 15 Case, Hollinger Inc. filed a motion for a temporary restraining order and a preliminary injunction prohibiting, among other things, any party from taking any actions against Hollinger Inc. or its assets. On August 1, 2007, the Bankruptcy Court granted Hollinger’s motion for a temporary restraining order, which temporary restraining order will remain in effect until a hearing scheduled for August 10, 2007 before the Bankruptcy Court to enter a preliminary injunction. In initiating the Chapter 15 Case (and in addition to the request for a temporary restraining order and preliminary injunction), Hollinger Inc. seeks recognition from the Bankruptcy Court of the proceeding commenced in Canada under the CCAA, and relief available under Chapter 15, including further injunctive relief, upon such recognition.

Receivership and Companies’ Creditors Arrangement Act (Canada) Proceedings in Canada involving the Ravelston Entities

As previously reported in the 2006 Form 10-K, on April 20, 2005, The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. were placed in receivership. On January 22, 2007, Hollinger Inc. and Domgroup Ltd. (“Domgroup”) served in the Ontario Superior Court of Justice a motion for an order confirming the validity and enforceability of interests that Hollinger Inc. and Domgroup allege they have in Ravelston property and assets securing more than Cdn.$25.0 million in Ravelston debt. The Company brought a cross-motion to stay Hollinger Inc.’s and Domgroup’s motion or, alternatively, to establish a schedule for the resolution of the issue. On June 28, 2007, the Court dismissed the Company’s motion to stay the proceedings. The schedule for the proceeding will be the subject of a further decision of the Court.

Federal Indictment of Ravelston and Former Company Officials

As previously reported in the 2006 Form 10-K, a federal grand jury in Chicago has indicted Conrad M. Black (“Black”), Radler, J.A. Boultbee, Peter Y. Atkinson, Mark S. Kipnis, and Ravelston on federal fraud and other charges. Radler and Ravelston entered guilty pleas under the terms of their respective plea agreements. A jury trial was held, and on July 13, 2007, the jury returned verdicts of guilty on three fraud counts against all defendants and one obstruction of justice count against Black, and verdicts of not guilty on all other counts. Briefing on the government’s forfeiture charges is scheduled to be completed by September 14, 2007, and sentencing is scheduled for November 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on June 12, 2007 in Chicago IL. Of the 80,253,269 shares of common stock entitled to vote at the meeting, 53,114,394 shares of Class A Common Stock (1 vote per share) and 14,990,000 shares of Class B Common Stock (10 votes per share) were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

1) The stockholders elected the following Directors to serve until the Company’s 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The votes were as follows:

	Votes in	Votes
Name of Director	Favor	Withheld

John F. Bard	196,462,210	6,552,184
Herbert A. Denton	200,510,931	2,503,463
Cyrus F. Freidheim Jr.	200,860,253	2,154,141
John M. O’Brien	196,462,470	6,551,924
Gordon A. Paris	200,111,770	2,902,624
Graham W. Savage	199,908,433	3,105,961
Raymond G.H. Seitz	200,599,839	2,414,555
Raymond S. Troubh	200,481,026	2,533,368

2) The stockholders approved the amendment of the Company’s amended and restated 1999 Stock Incentive Plan. The votes were as follows:

Votes in Favor	Votes Against	Abstained	Non-Vote

180,989,327	6,784,550	276,235	14,964,282

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Cyrus F. Freidheim, Jr.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: August 9, 2007

By:	/s/ William G. Barker III
William G. Barker III
Senior Vice President and Chief Financial Officer

Date: August 9, 2007