Form 10-Q
period 2007-09-30
SUN-TIMES MEDIA GROUP INC
filed 2007-11-09
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Large Accelerated Filer  ☑  Accelerated Filer  ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Class A Common Stock par value $.01 per share	65,308,636 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

SUN-TIMES MEDIA GROUP, INC.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of Hollinger Inc., The Ravelston Corporation Limited and Ravelston Management, Inc. and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors formed on June 17, 2003 (the “Special Committee”) to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004;

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed; and

•	changes in accounting principles or in the way such principles are applied.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)
				Restated
				(Note 3)

Operating revenue:
Advertising	$71,686	$76,371	$214,875	$238,880
Circulation	18,921	20,279	58,645	62,940
Job printing	1,260	2,267	3,454	6,600
Other	672	568	2,026	1,647

Total operating revenue	92,539	99,485	279,000	310,067
Operating costs and expenses:
Cost of sales:
Wages and benefits	27,129	26,828	80,431	81,233
Newsprint and ink	12,159	15,835	39,072	49,542
Other	19,564	19,485	58,974	58,848

Total cost of sales	58,852	62,148	178,477	189,623

Selling, general and administrative:
Sales and marketing	18,042	16,742	51,680	48,483
Other operating costs	16,130	12,910	45,010	49,423
Corporate expenses	7,715	13,988	73,323	36,978
Indemnification, investigation and litigation costs, net of recoveries	7,014	6,745	4,513	20,598

Total selling, general and administrative	48,901	50,385	174,526	155,482

Depreciation	4,965	6,229	15,523	16,577
Amortization	3,048	3,141	8,661	8,784

Total operating costs and expenses	115,766	121,903	377,187	370,466

Operating loss	(23,227)	(22,418)	(98,187)	(60,399)

Other income (expense):
Interest expense	(274)	(175)	(597)	(527)
Interest and dividend income	2,407	4,086	16,096	12,825
Other income (expense), net	(13,161)	474	(20,606)	593

Total other income (expense)	(11,028)	4,385	(5,107)	12,891

Loss from continuing operations before income taxes	(34,255)	(18,033)	(103,294)	(47,508)
Income tax benefit (expense)	(159,736)	(16,832)	432,460	6,171

Income (loss) from continuing operations	(193,991)	(34,865)	329,166	(41,337)

Discontinued operations (net of income taxes):
Earnings from operations of business segment disposed of	—	—	—	199
Gain from disposal of business segment	1,599	—	1,599	19,092

Earnings from discontinued operations	1,599	—	1,599	19,291

Net income (loss)	$(192,392)	$(34,865)	$330,765	$(22,046)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(2.41)	$(0.43)	$4.09	$(0.48)
Earnings from discontinued operations	0.02	—	0.02	0.22

Net income (loss)	$(2.39)	$(0.43)	$4.11	$(0.26)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(2.41)	$(0.43)	$4.09	$(0.48)
Earnings from discontinued operations	0.02	—	0.02	0.22

Net income (loss)	$(2.39)	$(0.43)	$4.11	$(0.26)

Weighted average shares outstanding:
Basic	80,484	80,853	80,385	85,679

Diluted	80,484	80,853	80,538	85,679

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
				Restated
				(Note 3)

Net income (loss)	$(192,392)	$(34,865)	$330,765	$(22,046)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	7,871	40	(2,543)	(30,496)
Unrealized gain on securities available for sale	(44)	24	88	994
Pension adjustment	(1,835)	1	(4,147)	(224)

Comprehensive income (loss)	$(186,400)	$(34,800)	$324,163	$(51,772)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$131,834	$186,318
Accounts receivable, net of allowance for doubtful accounts of $11,263 in 2007 and $10,267 in 2006	72,174	73,346
Inventories	7,743	9,643
Escrow deposits and restricted cash	34,447	26,809
Recoverable income taxes	40,416	34,672
Other current assets	10,760	62,135

Total current assets	297,374	392,923
Loan to affiliate	—	33,685
Investments	49,766	6,422
Property, plant and equipment, net of accumulated depreciation of $143,177 in 2007 and $133,595 in 2006	165,355	178,368
Intangible assets, net of accumulated amortization of $46,556 in 2007 and $43,289 in 2006	89,324	92,591
Goodwill	124,301	124,301
Prepaid pension benefit	64,798	49,645
Other assets	17,290	21,924

Total assets	$808,208	$899,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$6,034	$867
Accounts payable and accrued expenses	108,410	110,168
Amounts due to related parties	8,808	7,995
Income taxes payable and other tax liabilities	3,404	627,385
Deferred revenue	10,328	10,698

Total current liabilities	136,984	757,113
Long-term debt, less current installments	13	6,041
Deferred income tax liabilities	88,875	26,974
Other tax liabilities	530,458	385,436
Other liabilities	85,522	84,078

Total liabilities	841,852	1,259,642

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 65,308,636 shares issued and outstanding, respectively, at September 30, 2007 and 88,008,022 and 64,997,456 shares issued and outstanding, respectively, at December 31, 2006	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	150	150
Additional paid-in capital	501,041	502,127
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	4,033	6,576
Unrealized gain on securities	154	66
Pension adjustment	(47,559)	(43,412)
Accumulated deficit	(266,316)	(597,050)

	192,383	(130,663)
Class A common stock in treasury, at cost — 22,699,386 shares at September 30, 2007 and 23,010,566 shares at December 31, 2006	(226,027)	(229,120)

Total stockholders’ equity (deficit)	(33,644)	(359,783)

Total liabilities and stockholders’ equity (deficit)	$808,208	$899,859

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2007

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(In thousands)

Balance at December 31, 2006	$1,030	$502,127	$(36,770)	$(597,050)	$(229,120)	$(359,783)
Stock-based compensation	—	2,060	—	—	—	2,060
Issuance of treasury stock in respect of deferred stock units	—	(3,146)	—	(31)	3,093	(84)
Foreign currency translation adjustments	—	—	(2,543)	—	—	(2,543)
Change in unrealized gain on securities	—	—	88	—	—	88
Pension adjustment	—	—	(4,147)	—	—	(4,147)
Net income	—	—	—	330,765	—	330,765

Balance at September 30, 2007	$1,030	$501,041	$(43,372)	$(266,316)	$(226,027)	$(33,644)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)
		Restated
		(Note 3)

Cash Flows From Continuing Operating Activities:
Net income (loss)	$330,765	$(22,046)
Earnings from discontinued operations	(1,599)	(19,291)

Income (loss) from continuing operations	329,166	(41,337)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	24,184	25,361
Deferred income taxes	124,535	3,499
Collection of proceeds from directors and officers insurance settlement	50,000	—
Loss on sale of newspaper operations	13,603	—
Reduction of tax liability	(586,686)	—
Bad debt expense related to loan with affiliate	33,685	—
Write-down of investments	4,820	—
Other changes in working capital accounts, net	(23,072)	(36,707)
Other	645	2,598

Cash used in continuing operating activities	(29,120)	(46,586)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(6,176)	(5,741)
Proceeds from sale of property, plant and equipment	4,486	—
Investments, intangibles and other non-current assets	(5,014)	(5,242)
Collection of notes receivable pursuant to settlement with a former officer	8,460	—
Sale of short-term investments, net	—	57,650
Purchase of investments	(48,200)	—
Proceeds from disposal of investments and other assets	2,039	18,237
Proceeds from the sale of newspaper operations, net of cash disposed	—	79,885
Other	—	(50)

Cash provided by (used in) investing activities	(44,405)	144,739

Cash Flows From Financing Activities:
Repayment of debt	(907)	(1,160)
Escrow deposits and restricted cash	(4,351)	(870)
Dividends paid	—	(13,213)
Repurchase of common stock	—	(95,744)
Proceeds from stock options exercised	—	10,671
Other	3,964	(4,611)

Cash used in financing activities	(1,294)	(104,927)

Net cash provided by (used in) discontinued operations:
Operating cash flows	—	(387)
Financing cash flows	—	7,143

Net cash provided by discontinued operations	—	6,756

Effect of exchange rate changes on cash	20,335	6,876

Net increase (decrease) in cash and cash equivalents	(54,484)	6,858
Cash and cash equivalents at beginning of period	186,318	198,388

Cash and cash equivalents at end of period	$131,834	$205,246

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 —	Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Sun-Times Media Group, Inc. (formerly “Hollinger International, Inc.”) and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

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

At September 30, 2007, Hollinger Inc., a Canadian corporation, held, directly or indirectly, approximately 19.6% of the combined equity and approximately 70.0% of the combined voting power of the outstanding common stock of the Company.

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

The gain from disposal of business segment for the nine months ended September 30, 2006 has been restated as follows (in thousands):

Gain from disposal of business segment, as reported	$15,165
Adjustment to previously recognized gain	3,927

Restated gain from disposal of business segment	$19,092

The amount of incremental gain also represents the effects on earnings from discontinued operations, and net loss for the nine months ended September 30, 2006.

The effects on specific amounts presented in the Condensed Consolidated Statement of Operations (after effect of discontinued operations) for the nine months ended September 30, 2006 are as follows:

		Before
	Restated	Restatement
	(In thousands, except per share data)

Gain from disposal of business segment	$19,092	$15,165
Earnings from discontinued operations	$19,291	$15,364
Net loss	$(22,046)	$(25,973)
Basic and diluted earnings per share from discontinued operations	$0.22	$0.18
Basic and diluted loss per share	$(0.26)	$(0.30)

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

The reported net loss, the loss from continuing operations, the cumulative pension adjustment and total stockholders’ deficit were not affected by this misstatement, however, as a result of this error, the reported comprehensive loss of $93.9 million was overstated by $29.3 million. The Company will correct this misstatement with the filing of its Form 10-K for the year ended December 31, 2007.

Note 4 —	Investments

On August 24, 2007, $23.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and remain outstanding. On August 21, 2007, $25.0 million of similar investments matured but were not redeemed and remain outstanding. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for commercial paper in Canada and the refusal of the back-up lenders to fund the redemption. The combined total of the Company’s investments that were not redeemed and remain outstanding is $48.2 million, including accrued interest. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is included in “Investments” on the Condensed Consolidated Balance Sheets at September 30, 2007.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

A largely Canadian investor committee is leading efforts to restructure the conduits or redeem the Canadian CP that remains unredeemed. To facilitate the restructuring, commercial paper investors, sponsors of the special purpose entities and other stakeholders agreed to a standstill agreement until October 15, 2007, which was extended to December 14, 2007. The Company cannot predict the ultimate outcome of the restructuring effort, but expects its investment will be redeemed or converted into medium term notes. However, it is possible that the restructuring effort will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available, however, the Canadian CP continues to be rated R1 (High, Under Review with Developing Implications) by Dominion Bond Rating Service. Due to the disruption in the market, the Company has employed a valuation model to estimate the fair value and resulting impairment of these investments. The valuation model used by the Company to estimate the fair value of the Canadian CP incorporates discounted cash flows considering the best available information regarding market conditions and other factors that a market participant would consider for such investments assuming that a restructuring will be successful.

During the three and nine months ended September 30, 2007, this valuation resulted in a reduction of $4.8 million to the estimated fair value of the Canadian CP. See Note 8. The assumptions used in determining the estimated fair value reflect the public statements made by the investor committee that it expects the asset-backed commercial paper will be converted into long-term floating rate notes with maturities matching the maturities of the underlying assets. The Company’s valuation assumes that the replacement notes will bear interest rates similar to short-term instruments and that such rates would otherwise be commensurate with the nature of the underlying assets and their associated cash flows. Assumptions have also been made as to the amount of restructuring costs that the Company will bear. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes and other outcomes of the restructuring process could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations. The Company’s interpretation of the available information required a significant amount of judgment.

Note 5 —	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share because dilutive securities are not used in the calculation if to do so would have been anti-dilutive or if potentially dilutive securities are not dilutive based on the Company’s stock price during the period. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and deferred stock units (“DSU’s”) at September 30, 2007 and 2006, was approximately 0.7 million and 1.4 million, respectively.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

The following tables reconcile the numerator and denominator for the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(193,991)	80,484	$(2.41)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(193,991)	80,484	$(2.41)

	Three Months Ended September 30, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(34,865)	80,853	$(0.43)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(34,865)	80,853	$(0.43)

	Nine Months Ended September 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income from continuing operations	$329,166	80,385	$4.09
Effect of dilutive securities	—	153	—

Diluted EPS
Income from continuing operations	$329,166	80,538	$4.09

	Nine Months Ended September 30, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(41,337)	85,679	$(0.48)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(41,337)	85,679	$(0.48)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 6 —	Discontinued Operations and Dispositions

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which $17.5 million was placed in escrow ($21.4 million including interest and currency translation adjustments as of September 30, 2007). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of $18.6 million, net of taxes of $35.7 million, which is included in “Gain from disposal of business segment” in the Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2006. For the one month ended January 31, 2006, revenue for the disposal group was $5.6 million and income before taxes and minority interest was $0.2 million.

On August 31, 2007, the final transfer of pension assets from the Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) Pension Trust Account to the Glacier Pension Trust Account was completed. The transfer of the pension assets triggered certain additional contingent consideration based on the excess funding status of the pension plans. As a result, the Company recognized a gain of $1.6 million, net of taxes of $1.1 million, which is included in “Earnings from discontinued operations” in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007.

The Company has reflected its remaining Canadian newspaper operations sold on February 6, 2006 as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Remaining administrative activities and assets and liabilities, largely related to pension, post-employment and post-retirement plans, are presented in continuing operations.

In the second quarter of 2006, the Company recorded an adjustment of $0.5 million, net of taxes of $0.3 million, to the gain on sale of The Daily Telegraph, The Sunday Telegraph, The Weekly Telegraph, telegraph.co.uk, and The Spectator and Apollo magazines largely related to additional tax losses surrendered to the purchaser.

Note 7 —	Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Reorganization costs (reduction)	$—	$—	$(7)	$8,708
Severance expense	9	466	243	1,679
Printing press removal related to plant closure	—	—	351	—
Reduction of reserve for contract disputes	—	—	(550)	—
Write-off of capitalized software	—	(97)	—	803
(Gain) on sale of operating assets, net	(144)	(187)	(169)	(187)
Costs related to transfer of certain newspaper distribution responsibilities	1,403	—	1,403	—

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Loss on sale of newspaper operations(a)	$—	$—	$13,603	$—
Bad debt expense related to loan to affiliate(b)	—	—	33,685	—
Severance expense (reduction)	—	4,093	(116)	5,162
Legal settlements	—	—	262	—
Unclaimed property costs	—	—	—	2,000

(a)	Represents an adjustment in estimated net proceeds to be received related to a sale in prior years.

(b)	Represents bad debt expense related to a loan to a subsidiary of Hollinger Inc. discussed in detail in Note 23(c) of the 2006 10-K. The Company’s collateral for the loan is subordinated to certain obligations of Hollinger Inc. which initiated a Court supervised restructuring under the Companies’ Creditors Arrangement Act (Canada) and a companion proceeding in the U.S. pursuant to Chapter 15 of the U.S. Bankruptcy Code.

Note 8 —	Other Income (Expense), Net

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Equity in losses of affiliates	$(52)	$(52)	$(154)	$(169)
Gain (loss) on sale of investments	—	548	1,019	(75)
Foreign currency gains (losses), net	(8,331)	(20)	(16,764)	1,003
Write-down of investment	(4,820)	—	(4,820)	—
Other	42	(2)	113	(166)

	$(13,161)	$474	$(20,606)	$593

Note 9 —	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company has made significant progress in resolving or settling certain tax issues as described below, the remaining items under the caption “Other tax liabilities” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2007 have not sufficiently advanced to the degree or with the level of finality that would cause the Company to adjust its accruals for income tax liabilities under the “more likely than not” criteria pursuant to FIN 48.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Accrued interest and penalties at September 30, 2007 and January 1, 2007 were $216.4 million and $371.3 million, respectively and are included in “Income taxes payable

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

and other tax liabilities” and “Other tax liabilities” aggregating $538.9 million and $976.4 million at September 30, 2007 and January 1, 2007, respectively.

The Company’s U.S. tax returns for 1998 and subsequent years remain subject to examination by tax authorities. In our foreign tax jurisdictions, certain issues remain subject to examination by tax authorities, including tax returns for 2001 and subsequent years.

On April 26, 2007, the Company entered into a written agreement with the Canada Revenue Agency (“CRA”) settling certain tax issues largely related to the disposition of certain Canadian operations in 2000. As a result, the Company expects to pay aggregate Canadian federal and provincial taxes and interest of $36.1 million in respect of these issues. Certain other tax issues remain open with respect to Canada. The Company recorded a tax benefit of $586.7 million related to this settlement and, after payments to the CRA, maintains a liability for provincial taxes of approximately $8.0 million at September 30, 2007.

During the three and nine months ended September 30, 2007, the Company recognized $165.8 million of income tax expense to increase the valuation allowance for U.S. deferred tax assets, which are presented as a reduction of “Deferred income tax liabilities” in the Condensed Consolidated Balance Sheets. The deferred tax assets include those attributable to net operating loss carryforwards and temporary differences for interest and state income taxes related to the Company’s accruals for income tax contingent liabilities. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income.

The Company believes that the increase in the valuation allowance is appropriate based on accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. The Company experienced pre-tax losses in 2005 and 2006 and there is a high likelihood of a pre-tax loss in 2007, based on the Company’s year-to-date results. At December 31, 2006, the U.S. Federal tax benefit related to the interest and state income tax temporary differences aggregating $75.6 million ($80.2 million at March 31, 2007 and $84.4 million at June 30, 2007) was netted directly against the accruals for income tax contingent liabilities.

Including the increase in the valuation allowance described above, income taxes were an expense of $159.7 million and $16.8 million for the three months ended September 30, 2007 and 2006, respectively. Income taxes were a benefit of $432.5 million and $6.2 million for the nine months ended September 30, 2007 and 2006, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, provisions or reductions related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for interest, net of related tax benefits, amounted to $8.1 million and $18.7 million for the three months ended September 30, 2007 and 2006, respectively, and $40.3 million and $50.1 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company recorded a tax benefit of $0.1 million and $4.2 million, respectively, for the three and nine months ended September 30, 2007 and $0.2 million and $43.2 million, respectively, for the three and nine months ended September 30, 2006 resulting from the reversals of certain contingent tax liabilities which were no longer deemed necessary as the relevant statute of limitations period had lapsed.

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

A substantial portion of the accruals to cover contingent liabilities for income taxes at September 30, 2007 relate to the Company’s operations in the United States. Strategies have been and may be implemented that may also

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements.

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

On March 18, 2007, the Company announced settlements, negotiated and approved by the Special Committee, with former President and Chief Operating Officer, F. David Radler (“Radler”), (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007. The remaining $8.5 million represents the collection of certain notes receivable.

Indemnification, investigation and litigation costs, net of recoveries primarily consist of legal and other professional fees and amounts recovered through actions of the Special Committee as summarized in the following table.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,		Since Inception through
	2007	2006	2007	2006	September 30, 2007(5)
	(In thousands)

Special Committee investigation costs(1)	$1,112	$1,633	$5,073	$3,076	$62,537
Litigation costs(2)	328	896	1,421	5,100	28,366
Indemnification fees and costs(3)	5,574	4,216	45,737	12,422	107,675
Recoveries(4)	—	—	(47,718)	—	(127,568)

	$7,014	$6,745	$4,513	$20,598	$71,010

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including costs to support the prosecution of certain indemnified parties.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates who are defendants in the litigation largely brought by the Company or in the criminal proceedings.

(4)	Represents recoveries directly resulting from the Special Committee’s activities including $47.7 million related to a settlement with Radler described above, $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of $1.7 million and $31.5 million in 2004 and 2003, respectively.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative indemnification, investigation and litigation costs and recoveries.

Note 11 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$356	$413	$2	$5
Interest cost	4,702	4,543	283	341
Expected return on plan assets	(6,712)	(6,164)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	48	49	—	—
Amortization of net (gain) loss	683	641	(343)	(26)

Net periodic cost (income)	$(895)	$(490)	$(58)	$320

	Nine Months Ended September 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$1,062	$1,322	$7	$14
Interest cost	13,572	13,878	806	1,013
Expected return on plan assets	(19,307)	(18,782)	—	—
Amortization of transition obligation	84	84	—	—
Amortization of prior service cost	139	149	—	—
Amortization of net (gain) loss	1,972	1,885	(975)	(77)

Net periodic cost (income)	$(2,478)	$(1,464)	$(162)	$950

(b)	Employer Contributions

Defined Benefit Plans

For the nine months ended September 30, 2007, an aggregate of $6.1 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed $3.3 million to fund its defined benefit pension plans in 2006 and expects to contribute $7.9 million in 2007.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Defined Contribution Plans

For the nine months ended September 30, 2007, $2.2 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2007. The Company contributed $2.6 million to its domestic defined contribution plans in 2006.

Post-Retirement Plans

For the nine months ended September 30, 2007, $1.6 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed $2.0 million to fund its post-retirement plans in 2006 and expects to contribute $2.1 million in 2007.

Note 12 —	Actions of the Controlling Stockholder

On August 1, 2007 the Company announced that it received notice from Hollinger Inc., the Company’s controlling stockholder, that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger Inc. and its affiliate, 4322525 Canada Inc., which collectively hold a majority in voting interest in the Company. These corporate actions included (i) amending the Company’s By-Laws to increase the size of the Company’s Board of Directors from eight members to eleven members and to provide that vacancies occurring in the Board of Directors may be filled by stockholders having a majority in voting interest; (ii) removing John F. Bard, John M. O’Brien and Raymond S. Troubh as directors of the Company; and (iii) electing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company.

As a result of this change in control, approximately 165,000 outstanding DSU’s that were not yet vested became vested and the Company was required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes due 2010 (the “9% Senior Notes”), at 101% of face value, plus accrued and unpaid interest. The Company has classified these 9% Senior Notes as “Current installments of long-term debt” on the accompanying Condensed Consolidated Balance Sheets at September 30, 2007.

On August 6, 2007, the Company notified the New York Stock Exchange (the “NYSE”) that, because of the removal of Messrs. Bard and O’Brien from the Board of Directors, the Company was no longer in compliance with Section 303A.07 of the NYSE Listed Company Manual, which section requires that a listed company have an audit committee comprised of at least three members. In addition, the Company’s Nominating and Governance Committee, which consisted of two continuing directors of the Board, determined on August 1, 2007 that none of the directors appointed by Hollinger Inc. were “independent” because of the method by which they were appointed and, in any event, three of the appointees are officers of, or counsel to, Hollinger Inc.

On October 15, 2007, the Board of Directors of the Company, acting on additional findings of the Nominating & Governance Committee, determined that each of Messrs. Baird, Bellstedt and Dey were “independent” under the applicable rules and listing standards of the NYSE and the Company’s Categorical Standards of Director Independence.

In addition, the Board of Directors appointed Mr. Baird and Herbert A. Denton to its Audit Committee in addition to Graham W. Savage, who continues to serve as a member and Chairman of the Audit Committee. The Board of Directors determined that each of Messrs. Baird, Denton and Savage meets the independence and experience requirements of the NYSE and applicable federal securities laws to serve on the Audit Committee. The Board of Directors also determined that each of Messrs. Baird, Denton and Savage is financially literate and that Mr. Savage qualifies as an audit committee financial expert under the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Company has been notified by the NYSE that effective October 17, 2007, it was in compliance with all NYSE corporate governance listing standards.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

The Board of Directors also appointed Messrs. Bellstedt and Savage to its Nominating & Governance Committee in addition to Raymond G.H. Seitz, who continues to serve as a member of that committee. The Board of Directors also appointed Mr. Dey to its Compensation Committee in addition to Mr. Denton, who continues to serve as a member of the Compensation Committee.

The independence determination of the Board of Directors described above did not include any determination with respect to the independence of any of the six new directors under applicable Delaware law and the Board of Directors expressly reserved the right to make further decisions on this issue at the time and to take into account additional factors not necessarily considered in connection with the independence determinations made above for purposes of applicable federal securities laws and NYSE rules and listing standards.

Note 13 —	Commitments and Contingencies

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

As described in Note 10, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed description of these legal proceedings, see “Item 3 — Legal Proceedings” of the Company’s 2006 10-K.

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At September 30, 2007 letters of credit in the amount of $11.3 million were outstanding and fully collateralized by restricted cash.

On July 31, 2007 the Company announced that it had entered into an agreement to settle securities class action suits pending against it and a number of its former directors and officers in the United States and Canada and an agreement to settle litigation over its directors and officers insurance coverage. These agreements are subject to court approval in the United States and Canada.

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

CanWest Arbitration

As previously reported in the 2006 10-K, on December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. The arbitration is scheduled to occur in sets of hearings. The first series of hearings occurred in February, April, May, June and October, 2007. The remainder are scheduled to occur during the weeks of November 26 and December 3, 2007, January 17 to January 30, 2008, March 31 to April 14, 2008 and June 2 to June 9, 2008. All outstanding matters are expected to be resolved through the scheduled hearings.

United States Securities and Exchange Commission v. Conrad M. Black, et al.

As previously reported in the 2006 10-K, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. On December 14, 2005, the court granted the U.S. Attorney’s Office’s motion for a complete discovery stay pending resolution of the criminal case. On September 19, 2007, the court granted the SEC’s motion to lift the discovery stay and entered a discovery schedule. The court ordered that written discovery is to be completed by November 19, 2007, and a deposition schedule is to be presented to the court on December 5, 2007.

Other Matters

As previously reported in the 2006 Form 10-K, in January 2005 Stockgroup Information Systems Inc. and Stockgroup Media Inc. (collectively referred to as “Stockgroup”) commenced an action in Ontario against Hollinger Inc., and in May 2005 added a wholly-owned subsidiary of the Company, HCPH Co., as a defendant, alleging that the defendants owe damages in respect of advertising credits. In May 2007, Stockgroup dismissed the action against Hollinger Inc. after determining Hollinger Inc. was not a party to the contract under dispute. The action now continues with HCPH Co. as the sole defendant.

Note 14 —	Subsequent Events

See Note 12 for certain Board of Director actions which occurred subsequent to September 30, 2007.

On October 1, 2007, the Company repurchased the remaining $6.0 million of the Company’s 9% Senior Notes at 101% of face value plus accrued and unpaid interest. The total amount paid was $6.2 million. The Company was required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes due to the actions taken by Hollinger Inc. as described in Note 12.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The advertising revenue of the Sun-Times Media Group, Inc. (the “Company”) experiences seasonality with the first quarter typically being the lowest. The Company’s revenue is primarily derived from the sale of advertising within the Company’s publications. Advertising revenue accounted for 77% of the Company’s consolidated revenue for the nine months ended September 30, 2007. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

21% of the Company’s consolidated revenue for the nine months ended September 30, 2007 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expense, which includes benefits, was 29% of the Company’s total operating revenue for the nine months ended September 30, 2007. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented 14% of the Company’s total operating revenue for the nine months ended September 30, 2007. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Condensed Consolidated Statement of Operations. Corporate expenses representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including the bad debt expense related to a loan to a subsidiary of Hollinger Inc., audit, tax, legal and professional fees, directors and officers insurance premiums, stock-based compensation, corporate wages and benefits and other public company costs, represented 26% of total operating revenue for the period ended September 30, 2007.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2007

On August 24, 2007, $23.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and remain outstanding. On August 21, 2007, $25.0 million of similar investments matured but were not redeemed and remain outstanding. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for commercial paper in Canada and the refusal of the back-up lenders to fund the redemption. The combined total of the investments that were not redeemed and remain outstanding is $48.2 million, including accrued interest. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is included in “Investments” on the Condensed Consolidated Balance Sheets at September 30, 2007.

A largely Canadian investor committee is leading efforts to restructure the conduits or redeem the Canadian CP that remains unredeemed. To facilitate the restructuring, commercial paper investors, sponsors of the special purpose entities and other stakeholders agreed to a standstill agreement until October 15, 2007, which was extended to December 14, 2007. The Company cannot predict the ultimate outcome of the restructuring effort, but expects its investment will be redeemed or converted into medium term notes. However, it is possible that the restructuring effort will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available, however, the Canadian CP continues to be rated R1 (High, Under Review with Developing Implications) by Dominion Bond Rating Service. Due to the disruption in the market, the Company has employed a valuation model to estimate the fair value and resulting impairment of these investments. The valuation model used by the Company to estimate the fair value of the Canadian CP incorporates discounted cash flows considering the best available information regarding market conditions and other factors that a market participant would consider for such investments assuming that a restructuring will be successful.

During the three and nine months ended September 30, 2007, this valuation resulted in a reduction of $4.8 million to the estimated fair value of the Canadian CP. The assumptions used in determining the estimated fair value reflect the public statements made by the investor committee that it expects the asset-backed commercial paper will be converted into long-term floating rate notes with maturities matching the maturities of the underlying assets. The Company’s valuation assumes that the replacement notes will bear interest rates similar to short-term instruments and that such rates would otherwise be commensurate with the nature of the underlying assets and their associated cash flows. Assumptions have also been made as to the amount of restructuring costs that the Company will bear. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes and other outcomes of the restructuring process could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations.

On August 8, 2007, the Company entered into a contract with Chicago Tribune Company for home delivery and suburban single-copy delivery of the Chicago Sun-Times and most of its suburban publications. The Company will continue to distribute single-copy editions of the Chicago Sun-Times within the city of Chicago and will also continue to operate the circulation sales, customer service functions and billing functions with the exception of single copy billing in the suburbs.

The Company has largely completed the transfer of distribution responsibilities to Chicago Tribune Company. Approximately 60 full and part-time positions were eliminated as a result of this arrangement and related separation costs and other costs, including lease terminations aggregating $1.4 million, are included in “Other operating costs” for the three and nine months ended September 30, 2007. See Note 7 to the condensed consolidated financial statements.

On August 1, 2007 the Company announced that it received notice from Hollinger Inc., the Company’s controlling stockholder, that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger Inc. and its affiliate, 4322525 Canada Inc., which collectively hold a majority in voting interest in the Company. These corporate actions included (i) amending the Company’s By-Laws to increase the size of the Company’s Board of Directors from eight members to eleven members and to provide that vacancies occurring in the Board of Directors may be filled by stockholders having a majority in voting interest; (ii) removing John F. Bard, John M. O’Brien and Raymond S. Troubh as directors of the Company; and (iii) electing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company.

On August 6, 2007, the Company notified the New York Stock Exchange (the “NYSE”) that, because of the removal of Messrs. Bard and O’Brien from the Board of Directors, the Company was no longer in compliance with Section 303A.07 of the NYSE Listed Company Manual, which section requires that a listed company have an audit committee comprised of at least three members. In addition, the Company’s Nominating and Governance Committee determined on August 1, 2007 that none of the directors appointed by Hollinger Inc. were “independent” because of the method by which they were appointed and, in any event, three of the appointees are officers of, or counsel to, Hollinger Inc. On October 15, 2007, the Board of Directors of the Company, acting on the additional findings of the Nominating and Governance Committee, determined that each of Messrs. Baird, Bellstedt and Dey were “independent” under the applicable rules and listings of the NYSE and the Company’s Categorical Standards of Director Independence. The Board of Directors appointed Mr. Baird and Herbert A. Denton to its Audit Committee in addition to Graham W. Savage, who continues to serve as a member and Chairman of the Audit Committee.

On August 1, 2007, Hollinger Inc. applied for Court-supervised reorganization under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) and under applicable U.S. bankruptcy law. As a significant unsecured creditor of Hollinger Inc., the Company is considering its options in connection with this action. See Note 7 to the condensed consolidated financial statements.

As a result of the change in control resulting from Hollinger Inc.’s actions, approximately 165,000 outstanding deferred stock units (“DSU’s”) that were not yet vested became vested and the Company was required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes due 2010 (the “9% Senior Notes”), at 101% of face value, plus accrued and unpaid interest. The Company has classified these 9% Senior Notes as “Current installments of long-term debt” on the accompanying Condensed Consolidated Balance Sheet at September 30, 2007. On October 1, 2007, the Company repurchased the remaining 9% Senior Notes at 101% of the face value, plus accrued and unpaid interest.

On July 31, 2007, the Company announced that it had entered into an agreement to settle securities class action suits pending against it and a number of its former directors and officers in the United States and Canada and an agreement to settle litigation over its directors and officers insurance coverage. These agreements are subject to court approval in the United States and Canada.

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

In addition, the Company’s insurers will deposit $24.5 million in insurance proceeds into an escrow account to fund defense costs the Company incurred in the securities class action and other litigation or other claimed loss. The insurance carriers will then be released from any other claims for the July 1, 2002 to July 1, 2003 policy period. The Company and other parties will then seek a judicial determination regarding how to allocate the $24.5 million in insurance proceeds among the insureds who assert claims to the proceeds. The Company and Hollinger Inc. have had negotiations concerning how any such proceeds awarded to them should be allocated between the two companies and have agreed to binding arbitration if no agreement can be reached.

On April 26, 2007, the Company entered into a written agreement with the Canada Revenue Agency (“CRA”) settling certain tax issues resulting from the disposition of certain Canadian operations in 2000. As a result, the Company expects to pay aggregate Canadian federal and provincial taxes and interest of $36.1 million in respect of these issues. The Company recorded an income tax benefit and a reduction of its “Other tax liabilities” of $586.7 million for the nine months ended September 30, 2007 related to this settlement.

During the three and nine months ended September 30, 2007, the Company recognized $165.8 million of income tax expense to increase the valuation allowance for U.S. deferred tax assets, which are presented as a reduction of “Deferred income tax liabilities” in the Condensed Consolidated Balance Sheets. The deferred tax assets include those attributable to net operating loss carryforwards and temporary differences for interest and state income taxes related to the Company’s accruals for income tax contingent liabilities. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income.

The Company believes that the increase in the valuation allowance is appropriate based on accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. The Company experienced pre-tax losses in 2005 and 2006 and there is a high likelihood of a pre-tax loss in 2007, based on the Company’s year-to-date results. At December 31, 2006, the U.S. Federal tax benefit related to the interest and state income tax temporary differences aggregating $75.6 million ($80.2 million at March 31, 2007 and $84.4 million at June 30, 2007) was netted directly against the accruals for income tax contingent liabilities.

On March 18, 2007, the Company announced settlements, negotiated and approved by a special committee of independent directors (the “Special Committee”), with former President and Chief Operating Officer, F. David Radler (“Radler”), (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007. The remaining $8.5 million represented the collection of certain notes receivable.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 7% for the nine months ended September 30, 2007 for the greater Chicago market versus the comparable period in 2006 and 6% for the three months ended September 30, 2007 versus the comparable period in 2006. Advertising revenue for the Company declined 10% for the nine months ended September 30, 2007, compared to the same period in 2006 and 6% for the three months ended September 30, 2007 compared with the same period in 2006.

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

Income (Loss) from Continuing Operations

Loss from continuing operations in the third quarter of 2007 amounted to $194.0 million, or $2.41 per basic share, compared to a loss of $34.9 million in the third quarter of 2006, or a $0.43 loss per basic share. The increase in loss from continuing operations of $159.1 million was largely due to an increase in income taxes of $142.9 million reflecting the recognition of a $165.8 million tax expense resulting from an increase in the valuation allowance against deferred tax assets, lower revenue of $7.0 million, foreign currency losses of $8.3 million and a write-down of an investment of $4.8 million, partially offset by decreases in cost of sales of $3.2 million, selling, general and administrative expenses of $1.5 million and depreciation and amortization expense of $1.4 million.

Income from continuing operations for the nine months ended September 30, 2007 amounted to $329.2 million, or $4.09 per basic share, compared to a loss of $41.3 million, or a $0.48 loss per basic share, for the nine months ended September 30, 2006. The improvement from results of continuing operations of $370.5 million was largely due to an income tax benefit of $432.5 million, reflecting the settlement of certain tax issues with the CRA and an increase in the valuation allowance against deferred tax assets, and the settlement with Radler, of which $47.7 million was recorded as a reduction of indemnification, investigation and litigation costs, net and $7.2 million of which was recorded as interest income, as well as lower cost of sales of $11.1 million. These amounts were partially offset by lower revenue for the nine months ended September 30, 2007 of $31.1 million, an increase in indemnification, investigation and litigation costs of $31.6 million, (excluding the recovery mentioned above), an increase in corporate expenses of $36.3 million (largely resulting from $33.7 million in bad debt expense related to the loan to a subsidiary of Hollinger Inc.), and the negative impact of increased total other income (expense), net of $18.0 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in the third quarter of 2007 were $92.5 million and $23.2 million, respectively, compared with operating revenue of $99.5 million and an operating loss of $22.4 million in the third quarter of 2006. The decrease in operating revenue of $7.0 million compared to the third quarter of 2006 is largely a reflection of a decrease in advertising revenue of $4.7 million and circulation revenue of $1.4 million. The $0.8 million increase in operating loss in 2007 is primarily due to lower revenue of $7.0 million, higher sales and marketing costs of $1.3 million and increased other operating expenses of $3.2 million. These items were partially offset by lower cost of sales of $3.2 million, lower corporate expenses of $6.3 million and lower depreciation and amortization expense of $1.4 million.

For the nine months ended September 30, 2007, operating revenue and operating loss were $279.0 million and $98.2 million, respectively, compared with operating revenue of $310.1 million and an operating loss of $60.4 million for the nine months ended September 30, 2006. The decrease in operating revenue of $31.1 million compared to the same period in 2006 is largely a reflection of a decrease in advertising revenue of $24.0 million and circulation revenue of $4.3 million. The $37.8 million increase in operating loss in 2007 is primarily due to the lower revenue of $31.1 million, higher indemnification, investigation and litigation costs of $31.6 million, excluding recoveries, higher corporate expenses of $36.3 million (largely resulting from $33.7 million in bad debt expense related to the loan to a subsidiary of Hollinger Inc.) and higher sales and marketing costs of $3.2 million. These amounts were partially offset by the recovery of $47.7 million from the Radler settlement, lower cost of sales of $11.1 million and lower other operating costs of $4.4 million.

Operating Revenue

Total operating revenue

Total operating revenue was $92.5 million in the third quarter of 2007 compared to $99.5 million for the same period in 2006, a decrease of $7.0 million, or 7%.

For the nine months ended September 30, 2007, total operating revenue was $279.0 million compared to $310.1 million for the same period in 2006, a decrease of $31.1 million, or 10%.

Advertising revenue

Advertising revenue was $71.7 million in the third quarter 2007 compared with $76.4 million in the third quarter of 2006, a decrease of $4.7 million, or 6%. The decrease was largely a result of lower retail advertising revenue of $3.2 million, lower classified advertising of $3.3 million partially offset by higher national advertising revenue of $1.2 million and higher internet advertising revenue of $0.6 million.

For the nine months ended September 30, 2007, advertising revenue was $214.9 million, compared to $238.9 million for the same period in 2006, a decrease of $24.0 million, or 10%. Retail advertising revenue decreased $8.9 million, classified advertising revenue decreased $14.3 million and national advertising revenue decreased $3.6 million for the nine months ended September 30, 2007, respectively, compared to the same period in

2006. Internet revenue increased $2.8 million to $8.5 million for the nine months ended September 30, 2007 compared to $5.7 million for the same period in 2006.

Circulation revenue

Circulation revenue was $18.9 million in the third quarter of 2007 compared with $20.3 million in the third quarter of 2006, a decrease of $1.4 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

For the nine months ended September 30, 2007, circulation revenue was $58.6 million, compared to $62.9 million for the same period in 2006, a decrease of $4.3 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

Operating Costs and Expenses

Total operating costs and expenses

Total operating costs and expenses in the third quarter of 2007 were $115.8 million, compared with $121.9 million in the third quarter of 2006, a decrease of $6.1 million. This decrease is largely reflective of lower corporate expenses of $6.3 million and cost of sales of $3.2 million. These decreases were partially offset by higher indemnification, investigation and litigation costs of $0.3 million and other operating expenses of $3.2 million.

For the nine months ended September 30, 2007, total operating costs and expenses were $377.2 million, compared with $370.5 million for the comparable period in 2006, an increase of $6.7 million. This increase is largely reflective of higher corporate expenses of $36.3 million (largely resulting from $33.7 million in bad debt expense related to the loan to a subsidiary of Hollinger Inc.) and sales and marketing expenses of $3.2 million. These increases were partially offset by a decline in indemnification, investigation and litigation costs, net of $16.1 million, reflecting the $47.7 million recovery in 2007 described above, lower cost of sales of $11.1 million, lower depreciation and amortization expense of $1.2 million and lower other operating costs of $4.4 million.

Total cost of sales

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $58.9 million for the third quarter of 2007, compared with $62.1 million for the same period in 2006, a decrease of $3.2 million. Wages and benefits were $27.1 million in the third quarter of 2007 and $26.8 million in the third quarter of 2006, an increase of $0.3 million. The slight increase in wages and benefits reflects the impact of merit and union pay increases. Newsprint and ink expense was $12.2 million for the third quarter of 2007, compared with $15.8 million for the same period in 2006, a decrease of $3.6 million or 23%. Total newsprint consumption in the third quarter of 2007 decreased 11% compared with the same period in 2006, and the average cost per metric ton of newsprint in the third quarter of 2007 was 15% lower than the third quarter of 2006. Other costs of sales were generally flat at $19.6 million in the third quarter of 2007 compared to $19.5 million in the third quarter of 2006.

Cost of sales was $178.5 million for the nine months ended September 30, 2007, compared with $189.6 million for the same period in 2006, a decrease of $11.1 million. Wages and benefits were $80.4 million for the nine months ended September 30, 2007 and $81.2 million for the nine months ended September 30, 2006, a decrease of $0.8 million. The slight decrease in wages and benefits reflects the impact of workforce reductions resulting from the 2006 reorganization activities, somewhat offset by merit and union pay increases. Newsprint and ink expense was $39.1 million for the third quarter of 2007, compared with $49.5 million for the same period in 2006, a decrease of $10.4 million, or 21%. Total newsprint consumption for the nine months ended September 30, 2007 decreased 14% compared with the same period in 2006, and the average cost per metric ton of newsprint for the nine months ended September 30, 2007 was 8% lower than the same period in 2006.

Total selling, general and administrative

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology (“IT”), finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $48.9 million in the third quarter of 2007 compared with $50.4 million for the same period in 2006, a decrease of $1.5 million. Corporate expenses decreased by $6.3 million due to a reduction in severance expense resulting from the closing of the New York office in 2006. The decrease was partially offset by increases in other operating costs of $3.2 million and sales and marketing costs of $1.3 million.

For the nine months ended September 30, 2007, total selling, general and administrative costs were $174.5 million compared with $155.5 million for the same period in 2006, an increase of $19.0 million. This increase was due to higher corporate expense of $36.3 million (largely resulting from $33.7 million in bad debt expense related to the loan to a subsidiary of Hollinger Inc.) and higher sales and marketing expenses of $3.2 million, which was partially offset by lower indemnification, investigation and litigation costs, net, of $16.1 million largely due to the $47.7 million recovery in 2007, which was somewhat offset by increased indemnification costs related to criminal proceedings against certain former officers, as well as lower other operating costs of $4.4 million.

Sales and marketing

Sales and marketing costs were $18.0 million in the third quarter of 2007, compared with $16.7 million in the third quarter of 2006, an increase of $1.3 million, largely due to increased wages and benefits of $1.6 million, partially offset by lower professional fees of $0.7 million.

For the nine months ended September 30, 2007, sales and marketing costs were $51.7 million compared with $48.5 million for the same period in 2006, an increase of $3.2 million, largely due to additional market research and marketing costs including those related to promoting a new look and slogan for the Chicago Sun-Times in radio and promotional billboards of $1.6 million, increased wages and benefits of $1.3 million, increased bad debt expense of $0.2 million and increased temporary staffing of $0.4 million, partially offset by lower professional fees of $0.9 million.

Other operating costs

Other operating costs consist largely of accounting and finance, IT, human resources, property and facilities and other general and administrative costs supporting the newspaper operations.

Other operating costs were $16.1 million in the third quarter of 2007 compared with $12.9 million for the same period in 2006, an increase of $3.2 million. This increase is largely due to $1.4 million in costs related to the transfer of certain newspaper distribution responsibilities to the Chicago Tribune Company, including distribution facility lease termination charges and severance expense, increased web related support and other costs of $0.9 million, increased professional fees of $0.5 million and increased telecommunication expense of $0.3 million.

For the nine months ended September 30, 2007, other operating costs were $45.0 million compared with $49.4 million for the same period in 2006, a decrease of $4.4 million. This decrease is largely due to lower reorganization costs and severance expense of $9.8 million, largely resulting from the reorganization activities in 2006, the $0.8 million write-off of certain cancelled system development projects in 2006 and a $0.6 million reduction in a reserve for a contract dispute in 2007, partially offset by $1.4 million in costs related to the transfer of certain newspaper distribution responsibilities to the Chicago Tribune Company, increased web related support and other costs of $2.0 million, increased wages and benefits of $0.9 million, increased professional fees of $1.0 million, costs associated with the removal of a printing press for a closed facility of $0.4 million, increased telecommunication costs of $1.1 million and increased property and facilities costs of $0.5 million.

Corporate expenses

Corporate operating expenses in the third quarter of 2007 were $7.7 million compared with $14.0 million in the third quarter of 2006, a decrease of $6.3 million. The decrease is largely due to a decrease in compensation costs of $3.6 million, lower insurance costs, primarily directors and officers coverage, of $0.8 million, lower non-legal professional fees of $1.3 million, lower business taxes of $0.5 million and lower facility expenses of $0.2 million, due to the closing of the New York office in 2006 partially offset by higher legal fees related to litigation and arbitration activities of $0.2 million. The decrease in compensation is largely due to lower pension expense related to legacy Canadian plans of $0.9 million and lower severance costs of $4.1 million, due to the closing of the New York office in 2006 somewhat offset by higher stock compensation expense of $1.2 million primarily due to the automatic vesting of DSU’s resulting from the change in control initiated by Hollinger Inc.

For the nine months ended September 30, 2007, corporate operating expenses were $73.3 million compared with $37.0 million for the nine months ended September 30, 2006, an increase of $36.3 million. This increase is largely due to bad debt expense of $33.7 million related to the loan to a subsidiary of Hollinger Inc. (see Note 7 to the condensed consolidated financial statements), adjustments of $13.6 million in 2007 to decrease the estimated net proceeds to be received related to the sale of publishing interests in prior years and higher legal fees of $3.1 million reflecting higher litigation and arbitration costs, partially offset by lower compensation expenses of $8.0 million, $2.0 million recorded in 2006 related to an estimated liability for unclaimed property and lower insurance costs, primarily directors and officers coverage, of $1.5 million, lower non-legal professional fees of $1.1 million, lower facility expense of $0.5 million, due to the closing of the New York office in 2006, lower business taxes of $0.3 million and lower general expenses of $0.6 million. The decrease in compensation is largely due to lower pension expense related to legacy Canadian plans of $3.3 million and lower severance costs of $5.3 million, partially offset by higher stock-based compensation costs of $0.7 million.

Indemnification, investigation and litigation costs, net of recoveries

Indemnification, investigation and litigation costs, net of recoveries in the third quarter of 2007 were $7.0 million compared with $6.7 million in the third quarter of 2006, an increase of $0.3 million. Indemnification costs increased $1.4 million to $5.6 million in the third quarter of 2007 from $4.2 million in the third quarter of 2006 as the criminal proceedings against certain former officers concluded in July 2007 while Special Committee investigation and litigation costs decreased $1.1 million. See Note 10 to the condensed consolidated financial statements.

For the nine months ended September 30, 2007, indemnification, investigation and litigation costs, net of recoveries was an expense of $4.5 million compared to an expense of $20.6 million in the third quarter of 2006, an improvement of $16.1 million. In 2007, the Company recorded a net recovery of $47.7 million resulting from a settlement with a former officer. Indemnification costs increased $33.3 million to $45.7 million for the nine months ended September 30, 2007 from $12.4 million in same period in 2006 as the criminal proceedings against certain former officers began in March 2007 and concluded in July 2007. For the nine months ended September 30, 2007, Special Committee investigation and litigation costs decreased $1.7 million versus the same period in 2006. See Note 10 to the condensed consolidated financial statements.

Depreciation and amortization

Depreciation and amortization expense in the third quarter of 2007 was $8.0 million compared with $9.4 million in 2006, a decrease of $1.4 million. In the third quarter of 2006, the Company recorded additional depreciation expense of $0.7 million related to the Harlem Avenue printing plant, which was closed in October 2006 and $0.7 million related to the printing facility in Gary, Indiana, which was closed in March 2007. Amortization expense includes $2.0 million and $2.1 million for the third quarter of 2007 and the third quarter of 2006, respectively, related to capitalized direct response advertising costs.

For the nine months ended September 30, 2007, depreciation and amortization expense was $24.2 million compared with $25.4 million for the same period in 2006, a decrease of $1.2 million, largely due to an additional $1.3 million in depreciation in 2006 related to the Harlem Avenue printing plant. Amortization expense includes

$5.4 million for the first nine months of 2007 and $5.5 million for the first nine months of 2006 related to capitalized direct response advertising costs.

Operating loss

As a result of the items noted above, operating loss in the third quarter of 2007 was $23.2 million compared with a $22.4 million operating loss for the same period in 2006, an increase of $0.8 million. For the nine months ended September 30, 2007, operating loss was $98.2 million compared with a $60.4 million operating loss for the same period in 2006, an increase of $37.8 million.

Interest and Dividend Income

Interest and dividend income in the three months ended September 30, 2007 amounted to $2.4 million compared to $4.1 million for the same period in 2006, a decrease of $1.7 million, largely due to the interest on the loan to affiliate of $1.1 million recorded in 2006, with no corresponding income in 2007. For the nine months ended September 30, 2007, interest and dividend income amounted to $16.1 million compared to $12.8 million in 2006, an increase of $3.3 million, largely due to the $7.2 million of interest received on the settlement with Radler, somewhat offset by the interest on the loan to affiliate of $3.2 million recorded in 2006, with no corresponding income in 2007.

Other Income (expense), net

Other income (expense), net in the third quarter of 2007 was an expense of $13.2 million compared to income of $0.5 million for the same period in 2006. The $13.7 million deterioration was largely due to an increase in foreign exchange losses of $8.3 million and a write-down of an investment of $4.8 million. The increase in foreign exchange losses largely relates to the impact on U.S. denominated cash and cash equivalents in Canada and certain intercompany loans payable in Canadian dollars resulting from the weakening of the U.S. dollar during the quarter.

For the nine months ended September 30, 2007 other income (expense), net was an expense of $20.6 million compared to income of $0.6 million for the same period in 2006. The $21.2 million deterioration was largely due to a $17.8 million increase in foreign exchange losses and a write-down of investments of $4.8 million, partially offset by an improvement of gain (loss) on sale of investments of $1.1 million. The increase in foreign exchange losses largely relates to the impact on U.S. denominated cash and cash equivalents in Canada and the net impact of certain intercompany loans payable in Canadian dollars resulting from the weakening of the U.S. dollar during the first nine months of 2007.

Income Taxes

Income taxes were an expense of $159.7 million in the third quarter of 2007 largely due to the recognition of an increase of $165.8 million in the valuation allowance related to deferred tax assets compared to an expense of $16.8 million in the third quarter of 2006. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets, provisions or reductions related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to $8.1 million in the third quarter of 2007 and $18.7 million for the third quarter of 2006. See Note 9 to the condensed consolidated financial statements.

For the first nine months of 2007, income taxes were a benefit of $432.5 million compared with a benefit of $6.2 million for the first nine months of 2006. The larger benefit primarily represents the impact of the settlement with the CRA, which resulted in the reversal of certain tax liabilities of $586.7 million, partially offset by an increase of $165.8 million in the valuation allowance related to deferred tax assets. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to $40.3 million in the first nine months ended September 30, 2007 and $50.1 million for the same period in 2006. See Note 9 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash and cash equivalents amounted to $131.8 million at September 30, 2007 as compared to $186.3 million at December 31, 2006, a decrease of $54.5 million. This decrease in cash was primarily the result of the inclusion of unredeemed asset-based commercial paper in Canada (“Canadian CP”) of $48.2 million in investments (at cost plus accrued interest), the net cash outflows to support operations, including indemnification, investigation and litigation costs of $52.2 million (excluding the recovery due to the settlement with Radler) and tax payments of $28.1 million. These amounts were partially offset by the settlement with Radler of $63.4 million (including interest and the collection of certain notes receivable) and the receipt of $50.0 million from the settlement with directors and officers’ insurance carriers. See Note 10 to the condensed consolidated financial statements.

Investments

Investments include $43.4 million in Canadian CP, net of a $4.8 million write-down. The Canadian CP was issued by certain special purpose entities sponsored by non-bank entities.

A largely Canadian investor committee has been formed and is leading efforts to restructure or identify other solutions to the Canadian CP problem. The liquidity needs of investors are a very important priority of the investor committee. A standstill period has been initiated until December 14, 2007 and at that time, the committee expects to deliver definitive restructuring proposals for the unredeemed Canadian CP. The Company anticipates the restructuring proposals will include the redemption of the asset backed commercial paper or call for its conversion to medium term notes, and a credit for accrued interest less a pro-rata share of restructuring costs. The ultimate outcome of this effort can not be predicted but it is possible the Company may be forced to liquidate its Canadian CP into a distressed market for amounts less than its current carrying value. See Note 4 to the condensed consolidated financial statements.

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheets:

September 30,
2007
(In thousands)

Income taxes payable	$3,404
Deferred income tax liabilities	88,875
Other tax liabilities	530,458

$622,737

The Company has recorded accruals to cover contingent liabilities related to additional taxes and interest it may be required to pay in various tax jurisdictions. Such accruals, included in “Other tax liabilities” listed above, reflect additional interest and penalties that may become payable in respect to the contingent liabilities. Other tax liabilities have increased by $98.7 million compared to June 30, 2007. The increase is almost entirely attributable to a change in the presentation of certain deferred tax assets that previously were presented as reductions of “Other tax liabilities” and are now presented with “Deferred income tax liabilities.” The deferred tax benefits arise from temporary differences in accounting for interest and state income taxes related to the U.S. Federal income tax contingent liabilities.

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. The timing and amounts of any cash payments the Company may be required to make related to the contingent liabilities remain uncertain. Efforts to resolve or settle certain tax issues are ongoing and may place substantial demands on the Company’s cash, cash equivalents, investments and other resources to fund any such resolution or settlement. See Note 9 to the condensed consolidated financial statements.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 10% during the first nine months of 2007 as compared to the same period in 2006. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, exclusive of cash proceeds from settlements as described above, the operating performance of the Company continues to result in the use of cash to fund continuing operations, particularly in respect of indemnification, investigation and litigation costs.

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

Other

The Company expects that its liquid assets at September 30, 2007 are sufficient to support its operations and meet its obligations into 2008. However, the Company will continue reviewing and considering potential sources of additional liquidity, which may include the sale of certain assets.

Cash Flows

Cash flows used in continuing operating activities were $29.1 million for the first nine months of 2007, a $17.5 million improvement compared with $46.6 million used in continuing operating activities for the same period in 2006. The comparison of operating cash flows between years is affected by several key factors. The net income from continuing operations has increased by $370.5 million to $329.2 million in the nine months ended September 30, 2007 from a net loss of $41.3 million for the same period in 2006. Net income in the first nine months of 2007 included a $586.7 million benefit from the settlement of certain tax issues with the CRA, which is reflected in “Reduction of tax liability” in the Condensed Consolidated Statements of Cash Flows and an income tax expense of $165.8 million resulting from recognition of a valuation allowance. The $370.5 million improvement in net income from continuing operations also includes the $47.7 million settlement with, and $7.2 million of interest received from, Radler and was somewhat offset by $31.6 million in higher indemnification, investigation and litigation costs (before recoveries), bad debt expense of $33.7 million related to a loan due from an affiliate and a $13.6 million adjustment in estimated net proceeds to be received related to a sale of newspaper operations in prior years. In addition, the Company received $50.0 million related to a settlement with the Company’s insurance carriers in the first quarter of 2007.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $44.4 million compared with cash flows provided by investing activities of $144.7 million for the same period in 2006. The decrease of $189.1 million in cash provided by investing activities is primarily the result of net proceeds received in 2006 of $79.9 million from the sale of the remaining Canadian Newspaper Operations, $57.7 million from net sales of short-term investments in 2006, a decrease of $16.2 million from the disposal of investments and other assets and the purchase of $48.2 million in Canadian CP previously discussed, which was somewhat offset by the 2007 collection of $8.5 million of notes receivable pursuant to the settlement with a former director and $4.5 million from the sale of property, plant and equipment in 2007.

Cash flows used in financing activities were $1.3 million for the nine months ended September 30, 2007 and $104.9 million for the same period in 2006. The $103.6 million decrease in cash used in financing activities primarily reflects the repurchase of common stock which totaled $95.7 million in 2006 and the payment of dividends totaling $13.2 million in 2006, which was somewhat offset by proceeds received from stock option exercises of $10.7 million in 2006.

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

Commercial Commitments and Contractual Obligations

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At September 30, 2007, letters of credit in the amount of $11.3 million were outstanding and fully collateralized by restricted cash.

Set out below is a summary of the amounts due and committed under contractual cash obligations at September 30, 2007 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

9% Senior Notes(3)	$6,000	$6,000	$—	$—	$—
Other long-term debt	47	34	13	—	—
Interest on long-term debt(3)	162	162	—	—	—
Purchase obligations(4)	27,300	9,100	18,200	—	—
Operating leases(1)	51,252	5,732	9,559	6,876	29,085

Total contractual cash obligations(2)	$84,761	$21,028	$27,772	$6,876	$29,085

(1)	Commitments as of December 31, 2006.

(2)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of FIN 48 tax liabilities. Such amounts are excluded from this table.

(3)	As a result of the change in control, the Company was required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes at 101% of face value, plus accrued and unpaid interest. The Company has classified these notes as “Current installments of long-term debt” on the accompanying Condensed

Consolidated Balance Sheet at September 30, 2007. Interest on the Company’s 9% Senior Notes is included through October 2007. On October 1, 2007, the Company repurchased the remaining 9% Senior Notes at 101% of face value, plus interest.

(4)	Pursuant to ten-year distribution agreement, which is terminable upon three years’ notice. Amounts shown represent base fixed fee component of distribution agreement.

In addition to amounts committed under contractual cash obligations, the Company has also assumed certain contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of businesses. The Company is also involved in various matters in litigation. For more information on the Company’s litigation and contingent obligations, see Notes 10 and 13 to the Company’s condensed consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Newsprint.  Newsprint expense amounted to $37.2 million in the first nine months of 2007 and $47.2 million during the same period in 2006. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint price increase of approximately $25 per metric ton in June 2006 and decreases of approximately $25 per metric ton in September and December 2006 and in April and August 2007. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during the nine months ended September 30, 2007, a change in the price of newsprint of $50 per metric ton would have increased or decreased income from continuing operations for the nine months ended September 30, 2007 by $1.8 million. The average price per metric ton of newsprint was approximately $616 for the nine months ended September 30, 2007 versus approximately $672 for the same period in 2006.

Labor Relations.  As of September 30, 2007, 39% of the Company’s employees are covered by collective bargaining agreements. Contracts covering 39% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Company’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At September 30, 2007, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates and changes in the value of the United States dollar against other currencies would affect the Company’s net earnings. Based on earnings for the nine months ended September 30, 2007, a $0.05 change in the Canadian dollar exchange rate would affect the Company’s reported net income for the three months ended September 30, 2007 by $0.6 million and for the nine months ended September 30, 2007 by $29.3 million, largely related to Canadian income taxes.

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

As reported in the 2006 10-K, as of December 31, 2006, the Company’s management identified material weaknesses in its internal control over financial reporting relating to 1) an ineffective control environment that did not sufficiently promote effective internal control over financial reporting throughout the organization, 2) ineffectively designed IT general controls over program development, program changes, computer operations, and access to programs and data, and 3) ineffective controls relating to the accounting for uncertain tax positions and foreign deferred income taxes. Largely as a result of material weaknesses in these areas, management concluded in its 2006 10-K that the Company’s disclosure controls and procedures were ineffective as of December 31, 2006.

During 2007, and as discussed further below, the Company has taken actions to remediate the material weaknesses discussed above and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of September 30, 2007, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated. Therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2007.

Procedures were undertaken so that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting.  During 2007, management has taken the following actions that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and to remediate the material weaknesses described in the Company’s 2006 10-K.

During the nine months ended September 30, 2007:

•	A significant process redesign and documentation effort related to the Company’s most significant business processes was initiated and has been substantially completed. These efforts include a redesign of key revenue processes in the Company and the formalization and documentation of key responsibilities and processes throughout the Company. The Company has established written policies and procedures in several key areas and has conducted training sessions with the appropriate employees.

•	An outside service provider developed an ethics and code of conduct training program incorporating the importance of maintaining effective internal control over financial reporting and the role employees and managers have in such controls. A director of training and development was also hired to oversee this and other training efforts and employee performance management. Many key managers and certain functions have completed the training program at September 30, 2007.

•	Written policies and procedures related to the Company’s IT general controls over program development, program changes, computer operations and access to programs and data have been developed. The Company’s IT employees have received training in the new policies and procedures which were implemented late in the third quarter of 2007.

Other than as discussed above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is a discussion of developments in the legal proceedings the Company has reported in its 2006 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2006 10-K.

Hollinger Inc. CCAA Proceedings

As previously reported, on August 1, 2007, Hollinger Inc. and two of its Canadian subsidiaries, 4322525 Canada, Inc. and Sugra Limited (collectively, the “Hollinger Applicants”), filed Notices of Application in, and received an Initial Order (the “CCAA Order”) from the Ontario Superior Court of Justice (Commercial List) in Ontario, Canada, for protection under the CCAA. Later that day, Hollinger Inc. and the same two affiliates filed cases under Chapter 15 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in connection with the proceedings pending in Canada and in furtherance of the enforcement in the United States of the CCAA Order.

From August 31, 2007 through October 15, 2007, the Ontario Superior Court of Justice (Commercial List) has granted multiple extensions of the stay of proceedings issued in the CCAA Order. Pursuant to the October 15, 2007 order, the stay has been extended to November 9, 2007.

On August 21, 2007, the Company served a Notice of Motion for a motion (the “Motion”), seeking, among other things, an order setting aside the CCAA Order on the basis that the Hollinger Applicants failed to establish that the making of the CCAA Order was appropriate, and in the alternative, reducing certain directors and administration charges granted under the CCAA Order. The Motion has been adjourned to a date to be determined by the court.

On August 28, 2007, the Bankruptcy Court entered an order (the “Recognition Order”), which among other things, recognized the Hollinger Applicants’ CCAA proceeding as a foreign main proceeding. In recognizing the CCAA proceeding as a foreign main proceeding, the Bankruptcy Court also granted the Hollinger Applicants all relief afforded to a foreign main proceeding, including the automatic stay of Section 362 of the United States Bankruptcy Code with respect to the Hollinger Applicants and the property of the estate within the territorial jurisdiction of the United States. Prior to entry of the Recognition Order, indenture trustees for certain indentures filed a motion with the Bankruptcy Court seeking adequate protection or, alternatively, for relief from the automatic stay. By a stipulated order entered on September 14, the parties had agreed to certain dates for discovery in connection with the indenture trustees’ motion. However, all matters related to the indenture trustees’ motion are subject to the stay imposed by the Canadian court and the hearing date for such motion has been adjourned to a date to be determined.

Receivership and Companies’ Creditors Arrangement Act (Canada) Proceedings in Canada involving the Ravelston Entities

As previously reported in the 2006 Form 10-K, on April 20, 2005, The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. were placed in receivership. On January 22, 2007, Hollinger Inc. and Domgroup Ltd. (“Domgroup”) served in the Ontario Superior Court of Justice a motion for an order confirming the validity and enforceability of interests that Hollinger Inc. and Domgroup allege they have in Ravelston property and assets securing more than Cdn.$25.0 million in Ravelston debt. The Company brought a cross-motion to stay Hollinger Inc.’s and Domgroup’s motion or, alternatively, to establish a schedule for the resolution of the issue. On June 28, 2007, the Court dismissed the Company’s motion to stay the proceedings. The Company subsequently agreed with Hollinger Inc. and Domgroup not to advance this litigation at this time given Hollinger Inc.’s filing under the CCAA (See “— Hollinger Inc. CCAA Proceedings” above and our previous filings regarding such proceedings).

On September 28, 2007, the Ontario Superior Court of Justice heard a motion brought by RSM Richter Inc. (the “Receiver”) for an order permitting it to enter into a settlement agreement with Conrad M. Black (“Black”) respecting the sale of three paintings by Andy Warhol that were in the Receiver’s possession. The court granted the Receiver’s motion.

On October 18, 2007, the Ontario Superior Court of Justice granted the Receiver’s motion for an order authorizing it to enter into the settlement agreement with regard to the U.S. and Canadian class actions and the insurance settlement described herein and in the Company’s previous filings.

CanWest Arbitration

As previously reported in the 2006 10-K, on December 19, 2003, CanWest Global Communication Corp. (“CanWest”) commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. The arbitration is scheduled to occur in sets of hearings. The first series of hearings occurred in February, April, May, June and October, 2007. The remainder are scheduled to occur during the weeks of November 26 and December 3, 2007, January 17 to January 30, 2008, March 31 to April 14, 2008 and June 2 to June 9, 2008. All outstanding matters are expected to be resolved through the scheduled hearings.

United States Securities and Exchange Commission v. Conrad M. Black, et al.

As previously reported in the 2006 10-K, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. On December 14, 2005, the court granted the U.S. Attorney’s Office’s motion for a complete discovery stay pending resolution of the criminal case. On September 19, 2007, the court granted the SEC’s motion to lift the discovery stay and entered a discovery schedule. The court ordered that written discovery is to be completed by November 19, 2007, and a deposition schedule is to be presented to the court on December 5, 2007.

Federal Indictment of Ravelston and Former Company Officials

As previously reported, on July 13, 2007, a jury in federal court in Chicago, Illinois returned verdicts of guilty on three fraud counts against Black, Mark S. Kipnis (“Kipnis”), J.A. Boultbee and Peter Y. Atkinson and one

obstruction of justice count against Black. All four defendants subsequently filed motions to overturn the verdicts. On November 5, 2007, the Court overturned the guilty verdict against Kipnis on one count, but rejected defendants’ motions to overturn the other guilty verdicts on the other counts. Sentencing for each of the defendants is scheduled for November 30, 2007.

Other Matters

As previously reported in the 2006 Form 10-K, in January 2005 Stockgroup Information Systems Inc. and Stockgroup Media Inc. (collectively referred to as “Stockgroup”) commenced an action in Ontario against Hollinger Inc., and in May 2005 added a wholly-owned subsidiary of the Company, Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”), as a defendant, alleging that the defendants owe damages in respect of advertising credits. In May 2007, Stockgroup dismissed the action as against Hollinger Inc. after determining Hollinger Inc. was not a party to the contract under dispute. The action now continues with HCPH Co. as the sole defendant.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Amendment No. 2 to Rights Agreement, dated as of July 23, 2007, between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on July 26, 2007)
10.1	Distribution Agreement, dated August 8, 2007, between The Sun-Times Company and Chicago Tribune Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Cyrus F. Freidheim, Jr.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: November 9, 2007

By:	/s/ William G. Barker III
William G. Barker III
Senior Vice President and Chief Financial Officer

Date: November 9, 2007