Form 10-K
period 2007-12-31
SUN-TIMES MEDIA GROUP INC
filed 2008-03-12
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of Class A Common Stock held by non-affiliates was approximately $338,507,642 determined using the closing price per share of $5.25, as reported on the New York Stock Exchange. As of such date, non-affiliates held no shares of Class B Common Stock. There is no active market for the Class B Common Stock.

The number of outstanding shares of each class of the registrant’s common stock as of February 29, 2007 was as follows: 65,405,894 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

SUN-TIMES MEDIA GROUP, INC.

2007 FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“2007 10-K”) of Sun-Times Media Group, Inc. and subsidiaries (collectively, the “Company”) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995), that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of Hollinger Inc., The Ravelston Corporation Limited (“Ravelston”) and Ravelston Management, Inc. (“RMI”) and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors (the “Special Committee”) formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and its controlling stockholder, Hollinger Inc., and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004 (the “Report”).

•	the effects of recent and future outsourcing efforts

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in Item 1A “— Risk Factors.”

The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that future events or conditions described in any forward-looking statement made in this 2007 10-K might not occur. All forward-looking statements speak only as of the date of this 2007 10-K or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

PART I

Item 1.	Business

Overview

The Company conducts business as a single operating segment, which is concentrated in the publishing, printing and distribution of newspapers in the greater Chicago, Illinois metropolitan area and operates various related Internet websites. The Company’s revenue for the year ended December 31, 2007 includes the Chicago Sun-Times, Post-Tribune, SouthtownStar and other newspapers in the Chicago metropolitan area and associated websites.

Unless the context requires otherwise, all references herein to the “Company” are to Sun-Times Media Group, Inc., its predecessors and consolidated subsidiaries, “Publishing” refers to Hollinger International Publishing Inc., a wholly-owned subsidiary of the Company, and “Hollinger Inc.” refers to the Company’s immediate parent and controlling stockholder, Hollinger Inc., and its affiliates (other than the Company). The “Sun-Times News Group” refers to all of the Company’s Chicago metropolitan area newspaper and related operations.

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

Business Strategy

Evaluate Strategic Alternatives.  On February 4, 2008, the Company announced that its Board of Directors has begun an evaluation of the Company’s strategic alternatives to enhance shareholder value. These alternatives may include, but are not limited to, joint ventures or strategic partnerships with third parties, and/or the sale of the Company or any or all of its assets. The Company subsequently announced that it had retained Lazard Frères & Co. LLC (“Lazard”) in connection therewith. There can be no assurances that the evaluation process will result in any specific transactions, and subject to legal requirements, the Company does not intend to disclose developments arising from the strategic evaluation process unless the Company enters into a definitive agreement for a transaction approved by its Board of Directors.

Aggressively Target Cost Reductions and Operating Efficiencies.  The Company is aggressively pursuing cost reductions in response to declining advertising revenue. Integral to this effort is the evaluation and implementation of appropriate outsourcing arrangements. Newsprint and production costs have been minimized through reductions in page sizes and balancing of editorial versus advertising content and the Company intends to pursue productivity enhancements in other areas of the Company, including outsourcing of functions, if appropriate. Headcount in all areas will continue to be adjusted as required by changes in the Company’s business and the operations.

Increase Market Share by Leveraging the Company’s Leading Market Position.  The Company intends to continue to leverage its position in daily readership in the Chicago market in order to drive growth in market share through emphasizing local content to readers while emphasizing the reach of the entire Sun-Times News Group network in both print and Internet products to advertisers. The Company’s primary assets are the Chicago metropolitan area newspapers, including its flagship property, the Chicago Sun-Times. The Company will seek to increase market share by taking advantage of the extensive network of publications which allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient vehicle to reach the entire Chicago market and by shifting sales resources from print to Internet to further capitalize on growth in this area and offset continuing declines in print advertising.

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

Internet Initiatives.  The Internet is a focus for the Company in growing advertising revenue and readership. The Company is currently marketing its products to readers in both print and on the Internet, expanding its local content visibility and offering advertisers cross-marketing opportunities. Some of the Company’s more significant websites include www.suntimes.com, www.searchchicago.com/autos, www.searchchicago.com/homes, www.neighborhoodcircle.com and www.yourseason.com.

Recent Developments

On February 19, 2008, the Company announced it had entered into an agreement with Affinity Express, Inc. (“Affinity”) to handle the majority of the Company’s non-classified print and online advertising production.

On February 4, 2008, the Company announced that its Board of Directors has begun an evaluation of the Company’s strategic alternatives to enhance shareholder value. These alternatives may include, but are not limited to, joint ventures or strategic partnerships with third parties, and/or the sale of the Company or any or all of its assets. The Company subsequently announced that it had retained Lazard in connection therewith. There can be no assurances that the evaluation process will result in any specific transactions, and subject to legal requirements, the Company does not intend to disclose developments arising from the strategic evaluation process unless the Company enters into a definitive agreement for a transaction approved by its Board of Directors.

In January 2008, the Company received an examination report from the Internal Revenue Service (“IRS”) setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company plans to dispute certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2008. See Note 19 to the consolidated financial statements.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company maintains accruals to cover contingent income tax liabilities, which are subject to adjustment when there are significant developments regarding the underlying contingencies. Based on its preliminary analysis of the adjustments proposed by the IRS, the Company does not believe that it will be necessary to record any material adjustments to its accruals with respect to the underlying income tax contingencies in 2008, but it will continue to record accruals for interest on the income tax contingencies.

In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan, which will be implemented during the first half of 2008, includes $10 million of expected annual savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers in 2007 and approximately $3 million in annual savings related to advertising production outsourcing announced in February 2008.

On August 1, 2007 the Company announced that it received notice from Hollinger Inc. that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger Inc. and its affiliate, 4322525 Canada Inc., which collectively hold a majority in voting interest in the Company. These corporate actions included (i) amending the Company’s By-Laws to increase the size of the Company’s Board of Directors from eight members to eleven members and to provide that vacancies occurring in the Board of Directors may be filled by stockholders having a majority in voting interest; (ii) removing John F. Bard, John M. O’Brien and Raymond S. Troubh as directors of the Company; and (iii) electing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company. On August 1, 2007, Hollinger Inc. applied for Court-supervised reorganization under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) and under applicable U.S. bankruptcy law.

Sun-Times Media Group

The Company’s properties consist of more than 100 newspapers and associated websites and news products in the greater Chicago metropolitan area. For the year ended December 31, 2007, the Company had revenue of $372.3 million and an operating loss of $140.2 million. The Company’s primary newspaper is the Chicago Sun-Times, which was founded in 1948 and is one of Chicago’s most widely read newspapers. The Chicago Sun-Times is published in a tabloid format and has the second highest daily readership and circulation of any newspaper in the Chicago metropolitan area, attracting approximately 1.4 million readers daily (as reported in the Audit Bureau of Circulations (“ABC”) reader profile study, for the period March 2006 through February 2007). The Company pursues a strategy which offers a network of publications throughout Chicago and the major suburbs in the surrounding high growth counties to allow its advertising customers the ability to target and cover their specific and most productive audiences. This strategy enables the Company to offer joint selling programs to advertisers, thereby expanding advertisers’ reach.

In addition to the Chicago Sun-Times, the Company’s newspaper properties include: Pioneer Press (“Pioneer”), which currently publishes 56 weekly newspapers, one free distribution paper and one magazine in Chicago’s northern and northwestern suburbs; the daily SouthtownStar; the daily Post-Tribune of northwest Indiana; and publishes the Herald News in Joliet, the Courier News in Elgin, the Beacon News in Aurora and daily suburban newspapers in Naperville and Waukegan.

Sources of Revenue.  The Company’s operating revenue is provided by the Chicago metropolitan area newspapers and related websites. The following table sets forth the sources of revenue and the percentage such sources represent of total revenue for the Company during each year in the three-year period ended December 31, 2007.

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)

Advertising	$287,198	77%	$324,607	77%	$357,820	78%
Circulation	77,629	21%	85,235	20%	89,527	19%
Job printing and other	7,431	2%	10,537	3%	11,919	3%

Total	$372,258	100%	$420,379	100%	$459,266	100%

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 8% for the year ended December 31, 2007 for the greater Chicago market versus the comparable period in 2006. Advertising revenue for the Company declined 10% for the year ended December 31, 2007, compared to the same 52 week period in 2006.

Advertising.  Advertisements are carried either within the body of the newspapers (which are referred to as run-of-press advertising) and make up approximately 81% of the Company’s advertising revenue, as inserts, or as Internet advertisements. The Company’s advertising revenue is derived largely from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based on, among other things, circulation, readership, penetration and type of advertising (whether classified, national or retail). In 2007, retail advertising accounted for the largest share of advertising revenue (49%), followed by classified (33%) and national (18%). The Chicago Sun-Times offers a variety of advertising alternatives, including geographically zoned issues, special interest pullout sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers. The Chicago area suburban newspapers offer similar alternatives to the Chicago Sun-Times platform for their daily and weekly publications. The Company operates the Reach Chicago

Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Company’s publications. The network allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient vehicle to reach the entire Chicago metropolitan market.

Circulation.  Circulation revenue is derived primarily from two sources. The first is sales of single copies of the newspaper made through retailers and vending racks and the second is home delivery newspaper sales to subscribers. For the year ended December 31, 2007, approximately 59% of the copies of the Chicago Sun-Times reported as sold and 62% of the circulation revenue generated was attributable to single-copy sales. Approximately 80% of 2007 circulation revenue of the Company’s suburban newspapers was derived from home delivery subscription sales.

The following table outlines the Company’s publications and circulation from the most recent ABC audit reports:

	Circulation
	Daily(1)		Saturday	Sunday	ABC Audit Report Period(2)

Chicago Sun-Times (Chicago, IL)	349,968		247,327	281,129	26 weeks ending 9/25/05
Daily Southtown (Tinley Park, IL)(3)	41,831		36,271	45,582	26 weeks ending 3/26/06
The Beacon News (Aurora, IL)	26,858		26,180	28,646	52 weeks ending 4/01/07
The Courier News (Elgin, IL)	13,229		12,665	13,278	52 weeks ending 4/01/07
The Herald News (Joliet, IL)	41,373		40,396	44,488	52 weeks ending 4/01/07
Lake County News Sun (Waukegan, IL)	19,112	(4)	—	21,100	52 weeks ending 4/01/07
Naperville Sun (Naperville, IL)	16,743		—	15,912	52 weeks ending 4/01/07
Post-Tribune (Merrillville, IN)	65,912		63,296	67,855	40 weeks ending 4/01/07(5)
Pioneer Press Group (Glenview, IL)	166,985	(6)	—	—	27 weeks ending 4/01/07(7)
The Doings Group (Hinsdale, IL)	16,981	(6)	—	—	27 weeks ending 4/01/07(7)
Pioneer Press unaudited (Glenview, IL)	7,552	(8)	—	—	Unaudited
Free Distribution Products (Suburban Chicago)	367,339	(9)	—	—	Unaudited

(1)	Daily circulation is defined as a Monday through Friday average

(2)	Circulation data is from the most currently available ABC audit reports for the period noted

(3)	On November 18, 2007, the Daily Southtown and the Star merged and formed the SouthtownStar

(4)	All weekend circulation is included in Sunday circulation

(5)	Audit period was changed from June ending to March ending

(6)	Wednesday or Thursday circulation; weekly publications

(7)	Audit period was changed from September ending to March ending

(8)	Average unaudited circulation for 3 Pioneer Press weeklies that are not members of ABC

(9)	Average unaudited circulation for 16 free distribution papers in Chicago suburbs that are not members of ABC

In 2004, the Audit Committee of the Board of Directors (the “Audit Committee”) initiated an internal review into practices that, in the past, resulted in the overstatement of the Chicago Sun-Times daily and Sunday circulation and determined that inflation of daily and Sunday single-copy circulation of the Chicago Sun-Times began modestly in the late 1990’s and increased over time. The Audit Committee concluded that the report of the Chicago Sun-Times circulation published in April 2004 by ABC for the 53 week period ended March 30, 2003, overstated single-copy circulation by approximately 50,000 copies on weekdays and approximately 17,000 copies on Sundays. The Audit Committee determined that inflation of single-copy circulation continued until all inflation was discontinued in early 2004. The inflation occurring after March 30, 2003 did not affect public disclosures of circulation as such figures had not been published. The Company has implemented procedures to ensure that circulation overstatements do not occur in the future.

As a result of the overstatement, the Chicago Sun-Times was censured by ABC in July 2004 and was required to undergo semi-annual audits for a two-year period thereafter. The first of these censured audits, for the 26-week period ended March 27, 2005, was released in December 2005. The second censured audit for the 26-week period ended September 25, 2005 was released in May 2007. The Company expects the final censured audits (26-week period ending March 26, 2006 and 26-week period ended September 24, 2006) to be released by the end of the first quarter of 2008.

The internal review by the Audit Committee also uncovered minor circulation misstatements at the Daily Southtown and the Star (which have since been merged to form the SouthtownStar). These publications were censured by ABC in March 2005 and were required to undergo semi-annual audits for a two-year period thereafter. The first of these censured audits, for the 26 week period ended March 27, 2005, was released in April 2006; the audit for the 26-week period ended September 25, 2005, was released in January 2007. The third censured audit for the 26-week period ended March 26, 2006 was released in December 2007. The Company expects the final censured audit (for the 26-week period ended September 24, 2006) to be released by the end of the first quarter of 2008.

Other Publications and Business Enterprises.  The Company continues to strengthen its online presence. Suntimes.com and related Sun-Times News Group websites have approximately 2.7 million unique users (as measured by Nielsen//NetRatings), with approximately 41 million page impressions per month (as measured by Omniture, Inc.). In 2004, the Sun-Times News Group participated in the launch of www.chicagojobs.com, one of the largest recruitment agencies in the Chicago market. The website provides online users and advertisers an employment website that management believes to be one of the strongest in the Chicago market. In February 2007, the Company launched www.searchchicago.com/autos featuring the inventory of more than 400 auto dealers and more than 100,000 new and used cars and trucks.

Sales and Marketing.  The marketing promotions department works closely with both advertising and circulation sales and advertising teams to introduce new readers and new advertisers to the Company’s newspapers through various initiatives. The Company’s marketing departments use strategic alliances at major event productions and sporting venues, for on-site promotion and to generate subscription sales. The Chicago Sun-Times has media relationships with local television and radio outlets that have given it a presence in the market and enabled targeted audience exposure. Similarly at suburban newspapers, marketing professionals work closely with circulation sales professionals to determine circulation promotional activities, including special offers, sampling programs, in-store kiosks, sporting event promotions, dealer promotions and community event participation. Suburban newspapers generally target readers by zip code and offer marketing packages that combine the strengths of daily, bi-weekly and weekly publications.

Distribution.  During 2007, the Company entered into a contract with Chicago Tribune Company for home delivery and suburban single-copy delivery of the Chicago Sun-Times and most of its suburban publications. The Company continues to distribute single-copy editions of the Chicago Sun-Times within the city of Chicago and continues to operate the circulation sales and billing functions with the exception of single copy billing in the suburbs.

Printing.  The Company operates three printing facilities. The 320,000 square foot owned printing facility on Ashland Avenue in Chicago was completed in April 2001 and gives the Company printing presses with the quality and speed necessary to effectively compete with the other regional newspaper publishers. The Company also owns a 100,000 square foot printing facility in Plainfield, Illinois. Pioneer prints the main body of most of its weekly newspapers at its leased Northfield, Illinois production facility. In order to provide advertisers with more color capacity, certain of Pioneer’s newspapers’ sections are printed at the Ashland Avenue facility. The Company generally prints multiple publications at each of its printing facilities.

Competition.  Each of the Company’s Chicago area newspapers competes to varying degrees with radio, broadcast and cable television, direct marketing and other communications and advertising media, including free Internet sites, as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region is served by thirteen local daily newspapers of which the Company owns eight. The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and

Sunday newspaper. In addition, the Chicago Sun-Times and other Company newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

Employees and Labor Relations.  As of December 31, 2007, the Company had 2,842 employees, including 273 part-time employees. Of the 2,569 full-time employees, 598 were production staff, 637 were sales and marketing personnel, 278 were circulation staff, 282 were general and administrative staff, 753 were editorial staff and 21 were facilities staff. Approximately 965, or 34% of the Company’s employees were represented by 19 collective bargaining units. Direct employee costs (including salaries, wages, severance, fringe benefits, employment-related taxes and other direct employee costs) were approximately 50% of the Company’s revenue in the year ended December 31, 2007. Contracts covering approximately 31% of union employees will expire or are being negotiated in 2008.

There have been no strikes or general work stoppages at any of the Company’s newspapers in the past five years. The Company believes that its relationships with its employees are generally good.

Raw Materials.  The primary raw material for newspapers is newsprint. In 2007, approximately 79,269 metric tons were consumed by the Sun-Times News Group. Newsprint costs were approximately 13% of the Company’s revenue. Average newsprint prices decreased approximately 10% in 2007 from 2006. The Company is not dependent upon any single newsprint supplier. The Company’s access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. Like other newspaper publishers in North America, the Company has not entered into any long-term fixed price newsprint supply contracts. The Company believes that its sources of supply for newsprint are adequate to meet anticipated needs.

Reorganization Activities.  In December 2007, the Company announced that its Board of Directors has adopted a plan to reduce annual operating costs by $50 million. The plan, which will be implemented during the first half of 2008, includes $10 million of expected annual savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers. The plan also includes a reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization include involuntary termination benefits amounting to approximately $6.4 million for the year ended December 31, 2007, are included in “Other operating costs” in the Consolidated Statement of Operations. An additional $0.5 million in severance not related directly to the reorganization was incurred in 2007, of which $0.7 million is included in “Other operating costs” and a $0.2 million reduction is included in “Corporate expenses” in the Consolidated Statements of Operations. These estimated costs have largely been recognized in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 112 “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”) because most benefits are comprised of involuntary, or base, termination benefits under the Company’s established termination plan and practices.

The $6.4 million of severance and benefits is largely expected to be paid by December 31, 2008. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Consolidated Balance Sheet at December 31, 2007.

The following summarizes the termination benefits recorded and reconciles such charges to accrued expenses at December 31, 2007 (in thousands):

Charges for workforce reductions	$6,352
Cash payments	(7)

Accrued expenses	$6,345

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

Intellectual Property

The Company seeks and maintains protection for its intellectual property in all relevant jurisdictions, and has current registrations, pending applications, renewals or reinstatements for all of its material trademarks. No claim adverse to the interests of the Company of a material trademark is pending or, to the best of the Company’s knowledge, has been threatened. The Company has not received notice, or is not otherwise aware, of any infringement or other violation of any of the Company’s material trademarks. Internet domain names also form an important part of the Company’s intellectual property portfolio. Currently, there are approximately 658 domain names registered in the name of the Company or its subsidiaries, including numerous variations on each major name. In the Chicago market, the Company participates in aggregation of advertising information with other periodical companies whereby the Company’s advertisements are presented in an online format along with advertisements of other newspapers.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.

You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the “EDGAR” (Electronic Data Gathering, Analysis and Retrieval) System, available on the SEC’s website (http://www.sec.gov).

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

The Company submitted to the New York Stock Exchange (the “NYSE”) on June 27, 2007 the certification of the Chief Executive Officer (“CEO”) required by Section 303A.12(a) of the NYSE Listed Company Manual, relating to compliance with the NYSE’s corporate governance standards, with no qualifications.

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

The Company’s Consolidated Balance Sheet as of December 31, 2007 includes $597.2 million of accruals intended to cover contingent liabilities related to additional taxes and interest it may be required to pay, largely related to the Company’s operations in the United States. The accruals cover contingent tax liabilities primarily related to items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay those accrued contingent taxes and interest and it may be subject to penalties. The Company will continue to record accruals for interest that it may be required to pay with respect to its contingent tax liabilities.

Although the Company believes that it has defensible positions with respect to significant portions of these tax liabilities, there is a risk that the Company may be required to make payment of the full amount or a significant portion of such tax liabilities. There may be significant cash requirements in the future regarding these currently unresolved U.S. tax issues. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any payments the Company may be required to make remain uncertain. Although these accruals for contingent tax liabilities are reflected in the Company’s Consolidated Balance Sheets, if the Company were required to make payment of a significant portion of the amount, this would result in substantial cash payment obligations. The actual payment of such cash amount could have a material adverse effect on the Company’s liquidity and on the Company’s ability to borrow funds.

In January 2008, the Company received an examination report from the IRS setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company plans to dispute certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2008.

Competition in the newspaper industry originates from many sources. The advent of new technologies and industry practices, such as the provision of newspaper content on free Internet sites, may continue to result in decreased advertising and circulation revenue.

Revenue in the newspaper industry is dependent primarily upon advertising revenue and paid circulation. Competition for advertising and circulation revenue comes from local and regional newspapers, radio, broadcast and cable television, direct mail and other communications and advertising media that operate in the Company’s markets. The extent and nature of such competition is, in large part, determined by the location and demographics of the markets and the number of media alternatives in those markets. Some of the Company’s competitors are larger and have greater financial resources than the Company. The Company may experience price competition from newspapers and other media sources in the future and one of the Company’s major competitors publishes a free publication that targets similar demographics to those that are particularly strong for some of the Company’s newspapers. In addition, the use of alternative means of delivery, such as free Internet sites, for news, advertising and other content has increased significantly in the past few years and has resulted in what may likely be permanent decline in advertising revenue for printed newspaper products. Should significant numbers of customers choose to receive content using these alternative delivery sources rather than the Company’s newspapers, the Company may suffer continued decreases in advertising revenue and may be forced to decrease the prices charged for the Company’s newspapers, make other changes in the way the Company operates or face a long-term decline in circulation, any or all of which are likely to harm the Company’s results of operations and financial condition.

The Company’s revenue is dependent upon economic conditions in the Company’s target markets and is seasonal.

Advertising and circulation are the Company’s two primary sources of revenue. Historically, increases in advertising revenue have corresponded with economic recoveries while decreases have corresponded with general economic downturns and regional and local economic recessions. Advertising revenue is also dependent upon the condition of specific industries that contribute significantly to the Company’s advertising revenue, such as the automobile, real estate and retail industries whose recent downturn has negatively impacted advertising revenue. If general economic conditions or economic conditions in these industries continue to deteriorate significantly, it could have a material adverse effect on the Company’s revenue and results of operations.

The Company’s advertising revenue also experiences seasonality, with the first quarter typically being the lowest. In 2007, based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, print advertising in the greater Chicago market declined approximately 8%, while the Company’s print advertising revenue declined approximately 10% for the comparable 52 week period in 2006. The Company’s dependency on advertising sales, which generally have a short lead-time, means that the Company has only a limited ability to accurately predict future revenue and operating results.

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

The Company has implemented a reorganization strategy that may not result in profitability.

In December 2007, the Company announced that its Board of Directors has adopted a plan to reduce annual operating costs by $50 million. The plan, which will be implemented during the first half of 2008, includes $10 million of expected annual savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers. The implementation of this reorganization requires a reduction in full-time staffing levels, re-deployment of staff to Internet initiatives, reorganizing the sales function to strengthen the pursuit of Internet revenue, dedication of significant resources and management time. While the reorganization is intended to have long-term benefits for the Company, there is no guarantee that the reorganization will result in the benefits targeted or bring the Company back to profitability.

The Company may not be able to realize the value of certain investments at their carrying value.

On August 21, 2007, $25.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and remain outstanding. On August 24, 2007, $23.0 million of similar investments matured but were not redeemed and remain outstanding. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption due to their assertion that these events did not constitute events that would trigger a redemption obligation. The combined total of the investments held by the Company that were not redeemed and remain outstanding is $48.2 million, including accrued interest. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Consolidated Balance Sheet at December 31, 2007.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the Company’s medium term notes to be backed by a pool of assets that are generally similar to those backing the $11.1 million held by the Company and which were originally held by a number of special purpose entities, while the remaining $37.1 million of the Company’s medium term notes are expected to be backed by assets held by the specific special purpose entities that originally issued the Canadian CP. The stated objective of the investor committee is to complete the restructuring process by March 31, 2008. To facilitate the restructuring, commercial paper investors, sponsors of the special purpose entities and other stakeholders agreed to a standstill agreement which has been extended and is likely to continue to be extended until the restructuring process is complete. The Company cannot predict the ultimate outcome of the restructuring effort, but expects its investment will be converted into medium term notes. However, it is possible that the restructuring effort will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available, however, the Canadian CP continues to be rated R1 (High, Under Review with Developing Implications) by Dominion Bond Rating Service. The Company has estimated the fair value of the Canadian CP assuming the agreement in principle is approved. The Company has employed a valuation model to estimate the fair value for the $11.1 million of Canadian CP that will be exchanged for medium term notes backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the Canadian CP incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value of the $37.1 million of Canadian CP that will be exchanged for medium term notes backed by assets held by specific special purpose entities was estimated using prices of securities similar to those the Company expects to receive. During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million in respect of these investments.

Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes, whether an active market will develop for the Canadian CP or any replacement notes and other outcomes of the restructuring process could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations.

The Company’s senior management team is required to devote significant attention to matters arising from the evaluation of strategic alternatives.

On February 4, 2008, the Company announced that the Board of Directors has begun an evaluation of the Company’s strategic alternatives to enhance shareholder value. These alternatives may include, but are not limited to, joint ventures or strategic partnership with third parties, and/or sale of the Company or any or all of its assets. The Company subsequently announced it had retained Lazard in connection therewith.

The efforts of the current management team and the Board of Directors to manage the Company’s business and ongoing cost reduction plan may be hindered at times by their need to spend significant time and effort pursuant to the evaluation of strategic alternatives or in implementing any actions resulting from the implementation of such alternatives. To the extent the management team and the Board of Directors will be required to devote significant attention to these matters in the future, this may have an adverse effect on operations.

The outsourcing of significant business processes may expose the Company to significant financial and customer service risk.

The Company has outsourced distribution to the Chicago Tribune Company and has entered into agreements to outsource advertising production and other key operational processes. In the event the providers of these services were to provide less than adequate service levels or cease operations, the Company could experience a substantial impact on its service levels, results of operations and financial condition as it sought to contract with a replacement provider (or providers) or re-establish internal capabilities to replace one or more outsource providers.

Sun-Times Media Group, Inc. is a holding company and relies on its subsidiaries to meet its financial obligations.

Sun-Times Media Group, Inc. is a holding company and its assets consist primarily of investments in subsidiaries and affiliated companies. Sun-Times Media Group, Inc. relies on distributions from subsidiaries to meet its financial obligations or pay dividends on its common stock. Sun-Times Media Group, Inc.’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its subsidiaries through dividends and intercompany advances. Sun-Times Media Group Inc.’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal domestic and foreign subsidiaries, are subject to certain statutory restrictions and may become subject to restrictions in future debt agreements that limit their ability to pay dividends.

The Company’s internal control over financial reporting is not effective as of December 31, 2007 and weaknesses in the Company’s internal controls and procedures could have a material adverse effect on the Company.

The Company’s management concluded that material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2007. See Item 9A “— Controls and Procedures.”

The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004 naming Conrad M. Black (“Black”), F. David Radler (“Radler”) and Hollinger Inc. as defendants, alleges, in part, that Black, Radler and Hollinger Inc. were liable for the Company’s failure to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions were recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc., directly and indirectly, falsified or caused to be falsified, books, records, and accounts of the Company in order to conceal their self-dealing from the Company’s public stockholders.

Current management has taken steps to correct internal control deficiencies and weaknesses during and subsequent to 2007 and believes that the Company’s internal controls and procedures have strengthened. However, it is possible that the Company may not be able to remediate all material weaknesses by December 31, 2008.

The Company may experience labor disputes, which could slow down or halt production or distribution of the Company’s newspapers or other publications.

Approximately 34% of the Company’s employees are represented by labor unions. Those employees are mostly covered by collective bargaining or similar agreements which are regularly renewable, including agreements covering approximately 31% of union employees that are renewable in 2008. A work stoppage or strike may occur prior to the expiration of the current labor agreements or during negotiations of new labor agreements or extensions of existing labor agreements. Work stoppages or other labor-related developments could slow down or halt production or distribution of the newspapers, which would adversely affect results of operations.

Newsprint represents the Company’s single largest raw material expense and changes in the price of newsprint could affect net income.

Newsprint represents the Company’s single largest raw material expense and is the most significant operating cost other than employee costs. In 2007, newsprint costs represented approximately 13% of revenue. Newsprint prices vary widely from time to time and decreased approximately 10% during 2007. If newsprint prices increase in the future and the Company is unable to pass these costs on to customers, such increases may have a material adverse effect on the Company’s results of operations. Although the Company has, in the past, implemented measures in an attempt to offset increases in newsprint prices, such as reducing page sizes where practical and managing waste through technology enhancements, newsprint price increases have in the past had a material adverse effect on the Company and may do so in the future.

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

Risks Relating to Control and Improper Conduct by Controlling Stockholder

The Company’s controlling stockholder may cause actions to be taken that might not be in the best interests of the Company’s other stockholders.

The Company is controlled by Hollinger Inc. Through its controlling interest, Hollinger Inc. is able to determine the outcome of all matters that require stockholder approval, including the election of directors, amendment of the Company’s charter, adoption or amendment of bylaws and approval of significant corporate transactions. Hollinger Inc. can also have a significant influence over decisions affecting the Company’s capital structure, including the incurrence of additional indebtedness. On April 20, 2005, Ravelston, which is the controlling stockholder of Hollinger Inc., filed for protection from its creditors under the CCAA. In conjunction with that filing, the Ontario Superior Court of Justice appointed RSM Richter Inc. (the “Receiver”) as receiver of Ravelston’s assets. Prior to the appointment of the receiver, Hollinger Inc. and the Company were indirectly controlled by Black, a former Director, Chairman and CEO of the Company, through his personal control of Ravelston.

As more fully described in the Report, the Special Committee concluded that during the period from at least 1997 to at least 2003, Black, in breach of his fiduciary duties as a controlling stockholder and officer and director, used his control over the affairs of the Company to divert cash and other assets from the Company and to conceal his actions from the Company’s public stockholders. The SEC, in its complaint filed with the federal court in Illinois on November 15, 2004, alleges that certain of the acts and omissions of Black violated federal securities laws in several respects in the period from at least 1999 to at least 2003. In addition, the Delaware Chancery Court found that during the period from November 2003 to early 2004, Black breached his fiduciary and contractual duties “persistently and seriously” in connection with the Company’s exploration of alternative strategic transactions, and purported to adopt bylaws “disabling the Board of Directors from protecting the Company from his wrongful acts.”

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

In February 2004, the Company adopted a Shareholder Rights Plan (“SRP”), which is designed to prevent a third party from acquiring, directly or indirectly, without the approval of the Company’s Board of Directors, a beneficial interest in the Company’s Class A Common Stock and Class B Common Stock that represents over 20% of the outstanding voting power of the Company.

Following the appointment by the Ontario Superior Court of Justice in April 2005 of the Receiver as receiver and monitor of all assets of Ravelston and certain affiliated entities (collectively such entities, the “Ravelston Entities”) that own, directly or indirectly, or exercise control or direction over, approximately 78.3% of Hollinger Inc.’s common stock and the subsequent amendment of the SRP to designate the Receiver as an “exempt stockholder”, the Receiver took possession and control over those Hollinger Inc. shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer. As a result of the Receiver’s control over those shares, and subject to the outcome of the proceedings under the CCAA in Canada, Black’s ability to exercise control over Hollinger Inc., and indirectly the Company, has been effectively eliminated. See Item 3 “— Legal Proceedings — Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities.”

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

On August 1, 2007, the Company announced that it received notice from Hollinger Inc., the Company’s controlling stockholder that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger Inc. and its affiliate, 4322525 Canada Inc., which collectively hold a majority in voting interest in the Company. These corporate actions included (i) amending the Company’s By-Laws to increase the size of the Company’s Board of Directors from eight members to eleven members and to provide that vacancies occurring in the Board of Directors may be filled by stockholders having a majority in voting interest; (ii) removing John F. Bard, John M. O’Brien and Raymond S. Troubh as directors of the Company; and (iii) electing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company.

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

The Company, through the Special Committee, has commenced litigation against Hollinger Inc. as well as against other former officers and former directors of the Company and certain entities affiliated with some of these parties. There is a risk that Hollinger Inc. could exercise its control in a manner intended to thwart or obstruct the efforts of the Company and the Special Committee in pursuing these claims and that the Company may not fully recover on its claims. Even without such interference, there can be no assurance that the Company will prevail on its claims and damages allegations, or that it will be able to collect money from any judgment it may obtain against Hollinger Inc. and its co-defendants.

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

The SRP is designed to prevent any third party from acquiring, directly or indirectly, without the approval of the Company’s Board of Directors, a beneficial interest in the Company’s Class A Common Stock and Class B Common Stock that represents over 20% of the outstanding voting power of the Company. Through its ownership of all outstanding Class B Common Stock, Hollinger Inc. currently controls approximately 70% of the Company’s outstanding voting power, which ownership is excluded from triggering the provisions of the SRP. However, a transaction resulting in a change of control in Hollinger Inc., without the approval of the Company’s Board of Directors, would have the effect of triggering the SRP. The SRP has been amended to allow for the appointment of the Receiver in respect of the Ravelston Entities, but not for the sale by the Receiver of the Ravelston Entities’ controlling stake in Hollinger Inc. to a third party.

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

Hollinger Inc. sought protection from its creditors through insolvency proceedings which may result in a change of control or other adverse impacts on the Company.

Hollinger Inc. has publicly stated that it owns, directly or indirectly, 782,923 shares of the Company’s Class A Common Stock and 14,990,000 shares of the Company’s Class B Common Stock (which represent all of the issued and outstanding shares of Class B Common Stock). All of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class A Common Stock is being held in escrow with a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares and all of the direct and indirect interest of Hollinger Inc. in the shares of the Company’s Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011. Hollinger Inc. has reported in its December 31, 2007 interim financial statements that $78.0 million principal amount of the Senior Secured Notes and $15.0 million principal amount of the Second Priority Secured Notes are outstanding.

Under the terms of the Series II Preference Shares of Hollinger Inc., each Preference Share may be retracted by its holder for 0.46 of a share of the Company’s Class A Common Stock. Until the Series II Preference Shares are retracted in accordance with their terms, Hollinger Inc. may exercise the economic and voting rights attached to the underlying shares of the Company’s Class A Common Stock.

Hollinger Inc. had relied on payments from Ravelston to fund its operating losses and service its debt obligations. Ravelston financed its support of Hollinger Inc., in part, from the management fees received from the Company under the terms of the management services agreement with RMI. The Company terminated this agreement effective June 1, 2004.

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

From August 31, 2007 through February 29, 2008, the Ontario Superior Court of Justice (Commercial List) has granted multiple extensions of the stay of proceedings issued in the CCAA Order. Pursuant to the February 29, 2008 order, the stay has been extended to April 25, 2008.

In the proceedings, issues may arise in connection with any transfer or attempted transfer of shares of the Company’s Class B Common Stock. Under the terms of the Company’s certificate of incorporation, such transfers may constitute non-permitted transfers. In the event of a non-permitted transfer, the Class B Common Stock would automatically convert into Class A Common Stock as a result of which the controlling voting rights currently assigned to the Class B Common Stock would be eliminated. There is a risk that this result would be challenged in court by Hollinger Inc. or its insolvency representatives.

In the insolvency or secured creditor enforcement proceedings, the ownership rights, including voting rights, attached to the shares of the Company’s Class A and Class B Common Stock are expected to be exercised with a view to maximizing value for the secured creditors and other stakeholders of Hollinger Inc. Since the interests of secured creditors and other stakeholders of Hollinger Inc. may not be aligned with the interests of the Company’s other stockholders, actions might be taken that are not in the best interests of the Company’s stockholders other than Hollinger Inc.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company believes that its properties and equipment are in generally good condition, well-maintained and adequate for current operations. The Company closed its older, less productive facility on South Harlem Avenue in 2006 and in 2007 closed its Gary, Indiana facility.

The Company owns a 320,000 square foot, state of the art printing facility in Chicago, Illinois that houses the production for the Chicago Sun-Times. In October 2004, the Chicago Sun-Times relocated its editorial, pre-press, marketing, sales and administrative activities to a 127,000 square foot leased facility in downtown Chicago. The Company entered into a 15-year lease for this office space. The Company also vacated approximately twenty distribution facilities throughout the Chicago area due to its distribution agreement with the Chicago Tribune Company. All but one of these distribution centers were leased.

The Company produces most of its suburban newspapers at a 100,000 square foot owned plant, in Plainfield, Illinois and a 65,000 square foot leased building in Northfield, Illinois.

The Plainfield facility houses pre-print, sales and administrative functions, as well as certain editorial functions, and owned facilities in Elgin (held for sale at December 31, 2007), Joliet, Naperville, and Waukegan, Illinois house editorial and sales activities for the Company’s daily and weekly newspapers in those suburbs. The Company owns a building in north suburban Chicago at which Pioneer conducts its editorial, pre-press, sales and administrative activities and leases several satellite offices for Pioneer’s editorial and sales staff in surrounding suburbs. The Company also owns buildings in Tinley Park, Illinois and Merrillville, Indiana which it uses for editorial, pre-press, marketing, sales and administrative activities.

The Company has in place a lease effective in February 2008 for 52,209 square feet of office space in Aurora, Illinois which will house editorial and sales activities for the daily newspaper in that suburb, as well as administrative activities for certain of the Company’s suburban newspapers. This lease expires in October 2018.

The Company leases 2,097 square feet of office space and storage space in Toronto, Ontario. This lease expires in August 2009.

Item 3.	Legal Proceedings

Litigation Involving Controlling Stockholder, Senior Management and Directors

As previously reported, on January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and J.A. Boultbee (“Boultbee”), which complaint was amended on May 7, 2004, and again on October 29, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698 (the “Special Committee Action”). The second amended complaint, in which Barbara Amiel Black (“Amiel Black”), Daniel W. Colson (“Colson”) and Richard N. Perle are also named as defendants, seeks to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. The second amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, conversion, fraud and civil conspiracy in connection with transactions described in the Report, including, among other transactions, unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. All defendants have answered the second amended complaint, and with their answers defendants Black, Radler, Boultbee, Amiel Black and Colson asserted third-party claims against Richard R. Burt (“Burt”), James R. Thompson (“Thompson”) and Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. On January 25, 2006, the court dismissed those third-party claims, and on February 8, 2006, defendants moved for reconsideration of that decision. In addition, Black asserted counterclaims against the Company alleging breach of his stock option contracts with the Company and seeking a declaration that he may continue participating in the Company’s option plans and exercising additional options. On May 26, 2005, the Company filed its reply to Black’s counterclaims.

Ravelston and RMI asserted counterclaims against the Company and third-party claims against Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and Publishing. Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004, and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent Agreement” (“Consent”) between the Company and Wachovia Trust Company. The Consent provided, among other things, for the Company’s consent to a pledge and assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% Senior Secured Notes due 2011. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee. The Company filed a motion to dismiss these claims on August 15, 2005. On March 3, 2006, the court granted the motion to dismiss the claim based on the Consent, ruled that Ravelston and RMI are not entitled to the same management fee that they obtained in 2003 and denied the motion to dismiss the other claims. On January 26, 2006, Ravelston and RMI also asserted third-party claims against Bradford Publishing Company (“Bradford”) and Horizon Publishing Company (“Horizon”) and its affiliates. These claims seek contribution for some or all of any damages for which Ravelston and RMI are held liable to the Company.

The U.S. Attorney’s Office intervened in the case and moved to stay discovery until the conclusion of the criminal trial. On March 2, 2006, the court granted the motion over the Company’s objection. On July 30, 2007, after conclusion of the criminal trial, the Company moved for entry of a discovery schedule so that discovery could resume. On January 16, 2008, Magistrate Judge Maria Valdez denied the motion, and on January 31, 2008, the

Company filed objections to that decision with United States District Judge Blanche Manning. On January 29, 2008, the U.S. Attorney’s Office filed its motion to withdraw from the civil case, and on January 31, 2008, the motion was granted.

On July 6, 2006, Hollinger Inc. filed a motion seeking permission to file a counterclaim against the Company. The proposed counterclaim alleges, among other things, fraud in connection with Hollinger Inc.’s 1995 sale to the Company of Hollinger Inc.’s interest in The Telegraph and Hollinger Inc.’s 1997 sale to the Company of certain of Hollinger Inc.’s Canadian assets. On March 30, 2007, Magistrate Judge Maria Valdez granted Hollinger Inc.’s motion over the Company’s opposition. On April 13, 2007, the Company filed objections to that decision with United States District Judge Blanche Manning. On May 14, 2007, the Company also moved to dismiss Hollinger Inc.’s counterclaims. Judge Manning has yet to rule on either the objections or the motion to dismiss.

In connection with and ancillary to the Special Committee Action, on October 12, 2006, the Company commenced an action in the Ontario Superior Court of Justice against Black, Amiel Black, Black-Amiel Management Inc. (“Black-Amiel”), Conrad Black Capital Corporation, 1269940 Ontario Limited, and 2753421 Canada Limited (the “Ontario Injunctive Action”). The Ontario Injunctive Action seeks, among other things, an injunction restraining the defendants and any persons controlled by them from transferring, removing, or otherwise disposing of any of their assets except with leave of the Ontario court. The Ontario Injunctive Action does not seek any damages. On February 6, 2007, the Court denied the Blacks’ motion to dismiss the Ontario Injunctive Action, and stayed the Action. On April 12, 2007, the Ontario Superior Court of Justice denied the Company’s motion for leave to appeal that decision. The Ontario Injunctive Action remains pending.

On March 16, 2007, the Company entered into settlement agreements with Radler, and his wholly-owned company, North American Newspapers Ltd. (f/k/a FD Radler Ltd.), and the publishing companies Horizon and Bradford. Under the settlements, the Company has received $63.4 million in cash (i) to settle the Company’s claims against Radler, Horizon, and Bradford; (ii) to settle potential additional claims against Radler related to the Special Committee’s findings regarding backdated stock options; and (iii) to satisfy Horizon’s and Bradford’s debts to the Company. Upon motion by the Company, the claims in the Special Committee Action against Radler were subsequently dismissed.

Black v. Hollinger International Inc.

As previously reported, on May 13, 2005, Black filed an action against the Company in the Court of Chancery of the State of Delaware in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the SEC. In his initial complaint, Black sought payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees. In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings (the “Delaware Litigation”), and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware Litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly LLP fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler and Boultbee.

In March 2006, Black and the Company reached an agreement to settle the claims asserted against each other. Pursuant to the settlement agreement, the Company has advanced approximately $4.4 million for legal bills previously submitted to the Company for advancement, which reflects an offset for amounts previously advanced to Black that he was required to repay as a result of the rulings against him in the Delaware Litigation. In connection with subsequent legal bills, the Company agreed to advance 75% of the legal fees of attorneys who represented

Black in the criminal case against him in the United States District Court for the Northern District of Illinois (See “— Federal Indictment of Ravelston and Former Company Officials”) and 50% of his legal fees in other matters pending against him. All such advancement was subject to Black’s undertaking that he will repay such fees if it is ultimately determined that he is not entitled to indemnification. The settlement agreement does not affect the Company’s third-party claim against Hollinger Inc.

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

On February 1, 2008, the Company brought an action in the Court of Chancery of the State of Delaware against Black, Boultbee, Mark S. Kipnis (“Kipnis”) and Peter Y. Atkinson (“Atkinson”). In the action, entitled Sun-Times Media Group, Inc. v. Black, C.A. No. 3518-VCS, the Company seeks a declaration that it has no obligation to advance any of the defendants’ attorneys fees and other expenses incurred in connection with the appeals of their respective criminal convictions and sentences, and that it is entitled to repayment or setoff of legal fees and expenses that it previously advanced to each defendant in connection with the criminal counts on which they were convicted.

Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.

As previously reported, on February 10, 2004, the Company commenced an action in the Ontario Superior Court of Justice (Commercial List) against Ravelston, RMI and Hollinger Inc. This action claimed access to and possession of the Company’s books and records maintained at 10 Toronto Street, Toronto, Ontario, Canada. The parties negotiated and executed a Protocol dated March 25, 2004, providing for access and possession by the Company to the claimed records.

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

Black v. Breeden, et al.

As previously reported, five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Breeden, Richard C. Breeden & Co. (“Breeden & Co.”), Gordon A. Paris (“Paris”), Thompson, Burt, Graham W. Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name Thompson and Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second cases; damages in the amount of Cdn.$110.0 million are sought in the third and fourth cases; and Cdn.$1.0 billion in general damages and Cdn.$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals with regard to the Delaware Litigation. Although such matters described above are now completed, no steps have been taken to advance these defamation actions in the Ontario Superior Court of Justice.

On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Breeden, Breeden & Co., Paris, Thompson, Burt, Graham W. Savage, Raymond Seitz, Shmuel Meitar and Henry A. Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

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

United States Securities and Exchange Commission v. Hollinger International Inc.

As previously reported, on January 16, 2004, the Company consented to the entry of the Court Order against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Exchange Act, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order required the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as a Special Monitor of the Company under certain circumstances, including the election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. Breeden became Special Monitor pursuant to this provision in January 2006 based on the actions of Hollinger Inc. at the Company’s 2005 Annual Meeting of Stockholders.

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

United States Securities and Exchange Commission v. Conrad M. Black, et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc. were liable for the Company’s violations of certain federal securities laws during at least this period.

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

On September 19, 2007, the court granted the SEC’s motion to lift the discovery stay and ordered the parties to complete written discovery by November 19, 2007. The parties submitted competing deposition schedules on December 17, 2007, and the court has yet to rule on the matter. On January 16, 2008, the SEC moved for summary judgment on certain of its claims against Black. Black filed his response to the motion on February 20, 2008, and the court has not yet ruled on the motion.

Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities

As previously reported, on April 20, 2005, Ravelston and RMI were placed in receivership by the Receivership Order and granted protection by a separate order pursuant to the CCAA Order. The court appointed RSM Richter Inc. as the Receiver to monitor all assets of Ravelston and RMI. On May 18, 2005, the court extended the orders to include Argus Corporation and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent the Special Committee’s action in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI. See “— Litigation Involving Controlling Stockholder, Senior Management and Directors” above. According to public filings of Hollinger Inc., the Ravelston Entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.’s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company’s SRP to designate the Receiver as an “exempt stockholder”, the Receiver took possession and control over those shares on or around June 1, 2005. The Receiver stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer.

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

On November 21, 2005, the Ontario Superior Court of Justice entered an order that, among other things, permits the Receiver to use Cdn.$9.25 million from the settlement between the Receiver and CanWest Global Communications Corp. (“CanWest”) in relation to the dispute over the termination of the management services agreement, in which the Company had a security interest, among Ravelston, CanWest and The National Post Company dated November 15, 2000, to fund the costs of the receivership. As part of the order, the Company was granted a replacement lien on Ravelston’s assets in the amount of Cdn.$9.25 million. This lien is subordinate to certain other liens on Ravelston’s assets, including liens in favor of the Receiver.

In January 2006, the Ontario Superior Court of Justice temporarily lifted the stay of proceedings to permit Black, Amiel Black, Moffat Management Inc., Black-Amiel, Colson and Boultbee to issue a Statement of Claims against the Ravelston Entities and others, seeking contribution and indemnity in relation to a number of outstanding litigation actions and to permit Hollinger Inc. to issue a new Statement of Claims against the Ravelston Entities and others. The stay of proceedings was then reinstated.

On January 22, 2007, Hollinger Inc. and Domgroup Ltd. (“Domgroup”) served a motion record in support of a motion to be heard on a future date to be fixed by the Ontario Superior Court of Justice for an order confirming the validity and enforceability of Hollinger Inc. and Domgroup’s respective security interests in certain of the property, assets and undertakings of Ravelston. Hollinger Inc. and Domgroup allege that they hold secured obligations in excess of Cdn.$25.0 million owing by Ravelston. The Company advised Hollinger Inc., Domgroup and the court of its intent to bring a cross-motion to stay Hollinger Inc. and Domgroup’s motion or alternatively to establish a schedule for the resolution of the issue. On June 28, 2007, the Court dismissed the Company’s motion to stay the proceedings. The Company subsequently agreed with Hollinger Inc. and Domgroup not to advance this litigation at that time given Hollinger Inc.’s filing under the CCAA (See “— Hollinger Inc. CCAA Proceedings”).

On January 25 and 26, 2007 and February 1, 2007, the Ontario Superior Court of Justice heard a motion brought by the Receiver for an order directing it to enter into a plea agreement with the U.S. Attorney’s Office (Northern District of Illinois) and, subject to the U.S. District Court’s acceptance of the guilty plea, to voluntarily enter a plea of guilty to Count Two of the Third Superseding Indictment dated August 17, 2006, on behalf of Ravelston. The Company supported that motion. On March 5, 2007 Ravelston, acting through the Receiver, entered a plea of guilty to Count Two of the Third Superseding Indictment dated August 17, 2006.

On September 28, 2007, the Ontario Superior Court of Justice heard a motion brought by the Receiver for an order permitting it to enter into a settlement agreement with Black respecting the sale of three paintings by Andy Warhol that were in the Receiver’s possession. The court granted the Receiver’s motion.

On October 18, 2007, the Ontario Superior Court of Justice granted the Receiver’s motion for an order authorizing it to enter into the settlement agreement with regard to the U.S. and Canadian class actions and the insurance settlement described herein.

On November 28, 2007, the Receiver, on behalf of Ravelston, appeared for a sentencing hearing before the court in the criminal proceedings described under — Federal Indictment of Ravelston and Former Company Officials. Counsel for the Receiver advised the court that the Receiver and the United States Attorney’s Office had entered into an agreement in respect of the amount of restitution to be paid by Ravelston. In accordance with that agreement, the court ordered Ravelston to pay a fine of $7.0 million and restitution in the net amount of $6.0 million.

Hollinger Inc. CCAA Proceedings

On August 1, 2007, the Hollinger Applicants filed Notices of Application in, and received the CCAA Order from the Ontario Superior Court of Justice (Commercial List) in Ontario, Canada, for protection under the CCAA. Later that day, Hollinger Inc. and the same two affiliates filed cases under Chapter 15 of the Bankruptcy Court in connection with the proceedings pending in Canada and in furtherance of the enforcement in the United States of the CCAA Order.

From August 31, 2007 through February 29, 2008, the Ontario Superior Court of Justice (Commercial List) has granted multiple extensions of the stay of proceedings issued in the CCAA Order. Pursuant to the February 29, 2008 order, the stay has been extended to April 25, 2008.

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

On August 28, 2007, the Bankruptcy Court entered an order (the “Recognition Order”), which among other things, recognized the Hollinger Applicants’ CCAA proceeding as a foreign main proceeding. In recognizing the CCAA proceeding as a foreign main proceeding, the Bankruptcy Court also granted the Hollinger Applicants all relief afforded to a foreign main proceeding, including the automatic stay of Section 362 of the United States Bankruptcy Code with respect to the Hollinger Applicants and the property of the estate within the territorial jurisdiction of the United States. Prior to entry of the Recognition Order, indenture trustees for certain indentures filed a motion with the Bankruptcy Court seeking adequate protection or, alternatively, for relief from the automatic stay. By a stipulated order entered on September 14, 2007, the parties had agreed to certain dates for discovery in connection with the indenture trustees’ motion. However, all matters related to the indenture trustees’ motion are subject to the stay imposed by the Canadian court and the hearing date for such motion has been adjourned to a date to be determined.

Federal Criminal Actions Against Ravelston and Former Company Officials

As previously reported, through multiple indictments in 2005 and 2006, a federal grand jury in Chicago indicted Radler, the Company’s former President and Chief Operating Officer, Kipnis, the Company’s former Vice President, Corporate Counsel and Secretary, Black, Boultbee and Ravelston on federal fraud charges for allegedly diverting more than $80.0 million from the Company through a series of self-dealing transactions between 1999 and May 2001, including $51.8 million from the Company’s multibillion-dollar sale of assets to CanWest in 2000. The indictments, which included counts of mail fraud, wire fraud, racketeering, obstruction of justice, and money laundering, alleged, among other things, that the defendants illegally funneled payments disguised as “non-competition” fees to themselves, Radler and Hollinger Inc., and others, at the Company’s expense, and fraudulently mischaracterized bonus payments to certain Company executives as “non-competition” fees in order to defraud Canadian tax authorities. The transactions alleged in the indictment are among the transactions that form the basis for the Company’s civil claims against Radler, Ravelston, and others in the Special Committee Action. In addition, the indictment alleged that Black fraudulently misused corporate perquisites. The indictment also alleges that Black, with Boultbee’s assistance, defrauded the Company of millions of dollars in connection with the Company’s renovation of a New York City apartment for Black and Black’s purchase from the Company of another apartment in the same building.

On September 20, 2005, Radler pleaded guilty to one count of fraud. Under a plea bargain, he agreed to cooperate with federal prosecutors, accept a prison sentence of two years and five months and pay a $250,000 fine. On December 17, 2007, Radler was sentenced in accordance with his plea agreement. Ravelston, Black, Kipnis, Atkinson and Boultbee entered not guilty pleas; Ravelston subsequently entered a guilty plea pursuant to the terms of a plea agreement with the United States Government. On November 28, 2007, Ravelston was sentenced in accordance with its plea agreement and ordered to pay restitution and fines in the amount of $13.0 million. See — Receivership and CCAA Proceedings in Canada involving the Ravelston Entities.

On July 13, 2007, a jury in federal court in Chicago, Illinois returned verdicts of guilty on three fraud counts against Black, Kipnis, Boultbee and Atkinson and one obstruction of justice count against Black. All four defendants subsequently filed motions to overturn the verdicts. On November 5, 2007, the Court overturned the guilty verdict against Kipnis on one count, but rejected defendants’ motions to overturn the other guilty verdicts on the other counts. On December 10, 2007, the defendants were sentenced. Black was sentenced to 78 months in prison. Boultbee was sentenced to 27 months in prison and ordered to pay $153,000 in fines and restitution. Atkinson was sentenced to 24 months in prison and ordered to pay a $3,000 fine. Kipnis was sentenced to five years’ probation, including six months of home detention, and ordered to conduct 275 hours of community service. All the defendants were also held jointly and severally liable for a $5.5 million forfeiture order, and Black, Boultbee and Atkinson were held jointly and severally liable for a $600,000 forfeiture order. All of the defendants have filed notices of appeal.

CanWest Arbitration

As previously reported, on December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. On February 6, 2006, approximately $17.5 million of the proceeds from the sale of the remaining newspaper operations in Canada (the “Canadian Newspaper Operations”) was placed in escrow, to be held up to seven years, pending a final award, judgment or settlement in respect of the arbitration (“CanWest Arbitration”). There has been a series of hearings in February, April, May, June, October, November and December 2007 and January 2008. The remaining hearings are scheduled to occur during the weeks of March 31 to April 14, 2008 and June 2 to June 9, 2008. All outstanding matters are expected to be resolved through the scheduled hearings.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.

As previously reported, on December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. On November 30, 2004, the Company settled all but two of the matters in this action by paying The National Post Company the amount of Cdn.$26.5 million. The two remaining matters in this action have been discontinued and transferred to the CanWest Arbitration on consent of the parties.

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

Other Matters

As previously reported, Stockgroup Information Systems Inc. and Stockgroup Media Inc. (collectively referred to as “Stockgroup”) commenced an action in Ontario against Hollinger Inc. and HCPH Co., alleging that Hollinger Inc. and HCPH Co. owed damages in respect of advertising credits. Stockgroup sought, jointly and severally, approximately $0.5 million from Hollinger Inc. and HCPH Co. plus interest and costs. In May 2007, Stockgroup dismissed the action against Hollinger Inc. after determining Hollinger Inc. was not a party to the contract under dispute. In January 2008, the parties settled the remaining claims in this action for an immaterial amount.

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

The Company’s Class A Common Stock is listed on the NYSE under the trading symbol SVN. At December 31, 2007 there were 65,308,636 shares of Class A Common Stock outstanding, excluding 22,699,386 shares held by the Company, and these shares were held by approximately 85 holders of record and approximately 2,433 beneficial owners. At December 31, 2007, 14,990,000 shares of Class B Common Stock were outstanding, all of which were owned directly or indirectly by Hollinger Inc.

The following table sets forth for the periods indicated the high and low sales prices for shares of the Class A Common Stock as reported by the New York Stock Exchange Composite Transactions Tape for the periods since January 1, 2006, and the cash dividends paid per share on the Class A and Class B Common Stock.

			Cash
	Price Range		Dividends
Calendar Period	High	Low	per Share

2006
First Quarter	$9.54	$8.25	$0.05
Second Quarter	8.40	6.95	0.05
Third Quarter	8.35	6.58	0.05
Fourth Quarter	6.99	4.65	0.05
2007
First Quarter	$6.05	$3.82	$—
Second Quarter	6.94	4.82	—
Third Quarter	5.83	2.18	—
Fourth Quarter	2.87	0.85	—
2008
Through March 5, 2008	$2.45	$0.70	$—

On December 31, 2007, the closing price of the Company’s Class A Common Stock was $2.20 per share.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stockholder Return Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its Class A Common Stock (assuming all dividends were reinvested at the market price on the date of payment) against the cumulative total stockholder return of the NYSE Market Index and the Hemscott Group Index — Newspapers for the period commencing with December 31, 2002 through December 31, 2007. The Class A Common Stock is listed on the NYSE under the symbol “SVN”.

Comparison of Cumulative Total Return of the
Company, Peer Groups, Industry Indexes and/or Broad Markets

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SUN-TIMES MEDIA GROUP, INC.,
NYSE MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2003
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006	2007
Sun-Times Media Group, Inc.	100.00	156.53	184.31	135.23	75.59	33.87

Publishing-Newspapers	100.00	120.98	117.00	92.75	90.49	67.91

NYSE Market Index	100.00	129.55	146.29	158.37	185.55	195.46

Source: Hemscott Inc.
4833 Rugby Avenue
Bethesda, MD 20814
Phone: (301) 760-2609
Fax: (240) 465-8989

The information in the graph was prepared by Hemscott Inc. The graph assumes an initial investment of $100.00 and reinvestment of dividends during the period presented.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share amounts)

Statement of Operations Data(1):
Operating revenue:
Advertising	$287,198	$324,607	$357,820	$362,355	$352,029
Circulation	77,629	85,235	89,527	91,632	88,077
Job printing	4,785	8,260	9,194	8,648	7,903
Other	2,646	2,277	2,725	3,412	4,325

Total operating revenue	372,258	420,379	459,266	466,047	452,334
Operating costs and expenses	480,405	425,451	438,460	465,777	458,951
Depreciation and amortization	32,074	33,878	30,721	31,109	37,683

Operating loss	(140,221)	(38,950)	(9,915)	(30,839)	(44,300)
Interest expense	(603)	(704)	(935)	(19,824)	(30,835)
Interest and dividend income	17,811	16,813	11,625	11,427	14,557
Other income (expense), net(2)	(27,844)	2,642	(3,839)	(87,790)	58,236

Loss from continuing operations before income taxes	(150,857)	(20,199)	(3,064)	(127,026)	(2,342)
Income tax benefit (expense)	420,888	(57,431)	(42,467)	(29,462)	(112,168)

Income (loss) from continuing operations	270,031	(77,630)	(45,531)	(156,488)	(114,510)

Income from discontinued operations (net of income taxes)	1,599	20,957	33,965	390,228	36,153

Net income (loss)	$271,630	$(56,673)	$(11,566)	$233,740	$(78,357)

Diluted earnings per share:
Earnings (loss) from continuing operations	$3.35	$(0.91)	$(0.50)	$(1.73)	$(1.31)
Earnings from discontinued operations	0.02	0.25	0.37	4.31	0.41

Net earnings (loss)(3)	$3.37	$(0.66)	$(0.13)	$2.58	$(0.90)

Cash dividends per share paid on Class A and Class B Common Stock	$—	$0.20	$5.70	$0.20	$0.20

	As of December 31,
	2007	2006	2005	2004	2003
			(In thousands)

Balance Sheet Data(1):
Working capital (deficiency)(4)	$114,484	$(392,332)	$(369,572)	$(153,338)	$(390,403)
Total assets(5)	791,586	899,859	1,065,328	1,738,898	1,785,104
Long-term debt	38	6,908	8,067	14,333	309,651
Total stockholders’ equity (deficit)	(75,009)	(359,783)	(169,851)	152,186	4,926

(1)	The Company’s Sun-Times News Group newspaper operations are on a 52 week/53 week accounting cycle. This generally results in a reporting of 52 weeks or 364 days in each annual period. However, the year ended December 31, 2006 contains 53 weeks. This additional week added approximately $5.0 million to advertising revenue, $1.5 million to circulation revenue, $6.6 million to total operating revenue, $6.1 million in total operating expenses and $0.5 million in operating income. The Statement of Operations Data above and the following discussions include the impact of the 53rd week. Note that Corporate and Indemnification, investigation and litigation costs, net are presented on a calendar year basis in all years.

(2)	The principal components of “Other income (expense), net” are presented below:

	2007	2006	2005	2004	2003
	(In thousands)

Loss on extinguishment of debt	$(60)	$—	$—	$(60,381)	$(37,291)
Write-down of investments	(12,200)	—	—	(365)	(7,700)
Write-down and expenses related to FDR Collection	—	—	(795)	—	(6,796)
Gain (loss) on Participation Trust and CanWest Debentures, including exchange gains and losses	—	—	—	(22,689)	83,681
Foreign currency gains (losses), net	(16,569)	2,943	(2,171)	1,634	1,285
Legal settlement	—	—	(800)	—	—
Settlements with former directors and officers	—	—	—	1,718	31,547
Gain (loss) on sale of investments	1,019	(76)	2,254	1,709	2,129
Gain on sale of non-operating assets	—	—	—	1,090	—
Write-down of property, plant and equipment	—	—	—	—	(5,622)
Equity in losses of affiliates, net of dividends received	(184)	(259)	(1,752)	(3,897)	(2,957)
Other	150	34	(575)	(6,609)	(40)

	$(27,844)	$2,642	$(3,839)	$(87,790)	$58,236

(3)	The Company’s diluted earnings per share are calculated on the following number of shares outstanding (in thousands): 2007 — 80,661, 2006 — 85,681, 2005 — 90,875, 2004 — 90,486, 2003 — 87,311.

(4)	Excluding escrow deposits and restricted cash, assets and liabilities of operations to be disposed of and current installments of long-term debt.

(5)	Includes goodwill and intangible assets, net of accumulated amortization, of $212.5 million at December 31, 2007, $216.9 million at December 31, 2006, $221.1 million at December 31, 2005, $225.5 million at December 31, 2004, and $231.9 million at December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The results of operations and financial condition of the Canadian Newspaper Operations are reported as discontinued operations for all periods presented. All amounts relate to continuing operations unless otherwise noted.

Overview

The Company’s business is concentrated in the publishing, printing and distribution of newspapers under a single operating segment. The Company’s revenue includes the Chicago Sun-Times, Post-Tribune, SouthtownStar, Naperville Sun and other city and suburban newspapers in the Chicago metropolitan area. Segments that had previously been reported separately from the Sun-Times News Group are either included in discontinued operations (such as the Canadian Newspaper Operations) or included in “Corporate expenses” (such as the former Investment and Corporate Group) for all periods presented. Any remaining administrative or legacy expenses related to sold operations are also included in “Corporate expenses” for all periods presented.

The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 77% of the Company’s consolidated revenue for the year ended December 31, 2007. Advertising revenue is largely comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy in general, on both a national and local level, and in individual business sectors. The Company’s advertising revenue experiences seasonality, with the first quarter typically being the lowest. Advertising revenue is recognized upon publication of the advertisement.

Approximately 21% of the Company’s revenue for the year ended December 31, 2007 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expenses, which includes benefits, were approximately 29% of the Company’s total operating revenue and other editorial, production and distribution costs were approximately 22% of the Company’s total operating revenue for the year ended December 31, 2007. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented approximately 14% of the Company’s total operating revenue for the year ended December 31, 2007. Newsprint prices are subject to fluctuation as newsprint is a commodity and can vary significantly from period to period. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Consolidated Statement of Operations. Corporate expenses, representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock compensation, corporate wages and benefits and other public company costs, represented 21% of total operating revenue for the year ended December 31, 2007.

All significant intercompany balances and transactions have been eliminated in consolidation.

Developments Since December 31, 2007

The following events may impact the Company’s consolidated financial statements for periods subsequent to those covered by this report.

On February 19, 2008, the Company announced it had entered into an agreement with Affinity to handle the majority of the Company’s non-classified print and online advertising production. This agreement is expected to save approximately $3 million annually after the transition is completed and will result in reductions in advertising production and related staff of approximately 100 full and part-time positions.

On February 4, 2008, the Company announced that its Board of Directors has begun an evaluation of the Company’s strategic alternatives to enhance shareholder value. These alternatives may include, but are not limited to, joint ventures or strategic partnerships with third parties, and/or the sale of the Company or any or all of its assets. The Company subsequently announced that it had retained Lazard in connection therewith. There can be no assurances that the evaluation process will result in any specific transactions, and subject to legal requirements, the Company does not intend to disclose developments arising from the strategic evaluation process unless the Company enters into a definitive agreement for a transaction approved by its Board of Directors.

In January 2008, the Company received an examination report from the IRS setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company plans to dispute certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2008.

In accordance with the provisions of FIN 48, the Company maintains accruals to cover contingent income tax liabilities, which are subject to adjustment when there are significant developments regarding the underlying contingencies. Based on its preliminary analysis of the adjustments proposed by the IRS, the Company does not believe that it will be necessary to record any material adjustments to its accruals with respect to the underlying income tax contingencies in 2008, but it will continue to record accruals for interest on the income tax contingencies.

Significant Transactions in 2007

In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan, which will be implemented during the first half of 2008, includes expected savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers. The plan also includes a reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization include involuntary termination benefits amounting to approximately $6.4 million (including costs related to the suburban newspapers) for the year ended December 31, 2007 are included in “Other operating costs” in the Consolidated Statement of Operations. An additional $0.5 million in severance not related directly to the reorganization was incurred in 2007, of which $0.7 million and a reduction of costs of $0.2 million, respectively, are included in “Other operating costs” and “Corporate expenses,” respectively, in the Consolidated Statements of Operations. These estimated costs have been recognized in accordance with SFAS No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

On August 21, 2007, $25.0 million of the Company’s investments in Canadian CP held through a Canadian subsidiary matured but were not redeemed and remain outstanding. On August 24, 2007, $23.0 million of similar investments matured but were not redeemed and remain outstanding. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption due to their assertion that these events did not constitute events that would trigger a redemption obligation. The combined total of the investments held by the Company that were not redeemed and remain outstanding is $48.2 million, including accrued interest. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Consolidated Balance Sheet at December 31, 2007.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the Company’s medium term notes to be backed by a pool of assets that are generally similar to those backing the $11.1 million held by the Company and which were originally held by a number of special purpose entities, while the remaining $37.1 million of the Company’s medium term notes are expected to be backed by assets held by the specific special purpose entities that originally issued the Canadian CP. The stated objective of the investor committee is to complete the restructuring process by March 31, 2008. To facilitate the restructuring, commercial paper investors, sponsors of the special purpose entities and other stakeholders agreed to a standstill agreement which has been extended and is likely to continue to be extended until the restructuring process is complete. The Company cannot predict the ultimate outcome of the restructuring effort, but expects its investment will be converted into medium term notes. However, it is possible that the restructuring effort will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available, however, the Canadian CP continues to be rated R1 (High, Under Review with Developing Implications) by Dominion Bond Rating Service. The Company has estimated the fair value of the Canadian CP assuming the agreement in principle is approved. The Company has employed a valuation model to estimate the fair value for the $11.1 million of Canadian CP that will be exchanged for medium term notes backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the Canadian CP incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value of the $37.1 million of Canadian CP that will be exchanged for medium term notes backed by assets held by specific special purpose entities was estimated using prices of securities similar to those the Company expects to receive.

During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million to the estimated fair value of the Canadian CP. The assumptions used in determining the estimated fair value reflect the terms of the December 23, 2007 agreement in principle described above. The Company’s valuation assumes that the replacement notes will bear interest rates similar to short-term instruments and that such rates would otherwise be commensurate with the nature of the underlying assets and their associated cash flows. Assumptions have also been made as to the amount of restructuring costs that the Company will bear. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes and other outcomes of the restructuring process could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations.

On August 8, 2007, the Company entered into a contract with Chicago Tribune Company for home delivery and suburban single-copy delivery of the Chicago Sun-Times and most of its suburban publications. The Company will continue to distribute single-copy editions of the Chicago Sun-Times within the city of Chicago and will also continue to operate the circulation sales and billing functions with the exception of single copy billing in the suburbs.

The Company has completed the transfer of distribution activities to Chicago Tribune Company. Approximately 60 full and part-time positions were eliminated as a result of this arrangement and related separation costs and other costs, including lease terminations aggregating $1.8 million, are included in “Other operating costs” for the year ended December 31, 2007. See Note 3 and Note 16 to the consolidated financial statements.

On April 26, 2007, the Company entered into a written agreement with the Canada Revenue Agency (“CRA”) settling certain tax issues resulting from the disposition of certain Canadian operations in 2000. As a result, the Company’s aggregate Canadian tax and interest liabilities amounted to $36.1 million in respect of these issues. The Company recorded an income tax benefit of $586.7 million for the year ended December 31, 2007 related to this settlement. See Note 19 to the consolidated financial statements.

During the year ended December 31, 2007, the Company recognized $193.5 million of income tax expense to increase the valuation allowance for U.S. deferred tax assets. The Company believes that the increase in the valuation allowance is appropriate based on accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. The Company experienced pre-tax losses in 2005, 2006 and 2007. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income.

On March 18, 2007, the Company announced settlements, negotiated and approved by the Special Committee, with Radler, (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon and Bradford. The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Consolidated Statement of Operations for the year ended December 31, 2007. The remaining $8.5 million represented the collection of certain notes receivable.

The costs incurred by the Company in connection with its investigations, disputes and legal proceedings relating to transactions between the Company and certain former executive officers and directors are summarized in the following table:

				Incurred Since
	Year Ended December 31,			Inception through
	2007	2006	2005	December 31, 2007(5)
	(In thousands)

Special Committee investigation costs(1)	$6,216	$4,743	$19,044	$63,680
Litigation costs(2)	1,533	6,376	3,601	28,478
Indemnification fees and costs(3)	47,776	18,949	23,363	109,714
Recoveries(4)	(47,718)	(47,475)	(32,375)	(127,568)

	$7,807	$(17,407)	$13,633	$74,304

(1)	Costs and expenses arising from the Special Committee’s investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in the Delaware Litigation. In 2006, these costs include a $3.5 million settlement paid to Tweedy, Browne & Company, LLC in the second quarter in settlement for legal fees.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company or resulting from criminal proceedings. See Item 3 “— Legal Proceedings — Black v. Hollinger International Inc.”

(4)	Represents recoveries directly resulting from the investigation activities which include a 2007 settlement, negotiated and approved by the Special Committee, with Radler, (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon and Bradford. The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Consolidated Statement of Operations for the year ended December 31, 2007. The remaining $8.5 million represents the collection of certain notes receivable. In 2006, recoveries include approximately $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers net of approximately $2.5 million paid to Cardinal Value Equity Partners L.P.’s counsel as attorney fees directly attributable to this settlement. This settlement was approved by the Delaware Court of Chancery in November 2006, and received by the Company in January 2007. In 2005, the Company received approximately $30.3 million in a settlement with Torys LLP (“Torys”) and $2.1 million in recoveries of indemnification payments from Black. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively, which are included in “Other income (expense), net” in the Consolidated Statements of Operations. See Notes 17, 21(a) and 22(a) to the consolidated financial statements.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative net costs from that date.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined approximately 8% during 2007 for the greater Chicago market versus the comparable 52 week period in 2006. The equivalent advertising revenue for the Sun-Times Media Group declined approximately 10% in the year ended December 31, 2007. Based on these market conditions and the potential of these negative trends continuing, the Company is considering a range of options to address the resulting significant shortfall in performance and cash flow including the cost reduction effort targeting $50 million in annual savings. In connection with this effort, the Company recorded $6.4 million in severance expense in the fourth quarter of 2007. The Company suspended paying quarterly dividends effective December 2006. See “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, investments, goodwill, intangible assets, income taxes, pensions and other postretirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Accruals for Contingent Tax Liabilities

At December 31, 2007, the Company’s Consolidated Balance Sheet includes $597.2 million of accruals intended to cover contingent liabilities for taxes and interest it may be required to pay. The accruals cover contingent tax liabilities primarily related to items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken. The Company may also be subject to penalties. The ultimate resolution of these tax contingencies will be dependent upon a number of factors, including discussions with taxing authorities and the nature, extent and timing of any restitution or reimbursement received by the Company.

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

Investments

During 2007, $48.0 million of the Company’s investments in Canadian CP held through a Canadian subsidiary matured but were not redeemed and remain outstanding. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption. At December 31, 2007, the combined total cost of the investments that were not redeemed and remain outstanding is $48.2 million, including accrued interest.

During 2007, the Company used valuation models to estimate the fair value of the Canadian CP incorporating discounted cash flows, the best available information regarding market conditions and other factors. This valuation resulted in a reduction of $12.2 million to the estimated fair value of the Canadian CP. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes, whether an active market will develop for the Canadian CP or any replacement notes and other outcomes of the restructuring process being undertaken to address the disruption of the commercial paper market in Canada could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Potential Impairment of Goodwill, Intangibles and Long-Lived Assets

The Company has significant goodwill recorded in its Consolidated Balance Sheets. The Company is required to determine, at least annually, whether or not there has been any permanent impairment in the value of these assets. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising spending, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-term negative change in the demographics of newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. Recent negative trends in advertising spending and declines in circulation have not been significant enough to result in a permanent impairment of the Company’s goodwill, intangible assets and other long-lived assets (primarily property, plant and equipment). However, the continuation of these trends would increase the likelihood of such an impairment. The Company also believes that the estimated lives of its finite-lived intangibles are reasonable and not materially impacted by recent declines in the market share of newspaper advertising or declines in the number of newspaper subscribers.

Valuation Allowance — Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount which, the Company estimates, is more likely than not to be realized. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company increased its valuation allowance in 2007 and believes the increase is appropriate based on its pre-tax losses in the past several years and accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

Defined Benefit Pension Plans and Postretirement Benefits

The Company sponsors several defined benefit pension and postretirement benefit plans for domestic and foreign employees and former employees. These defined benefit plans include pension and postretirement benefit obligations, which are calculated based on actuarial valuations. In determining these obligations and related expenses, key assumptions are made concerning expected rates of return on plan assets and discount rates. In making these assumptions, the Company evaluates, among other things, input from actuaries, expected long-term market returns and current high-quality bond rates. The Company will continue to evaluate the expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and postretirement obligations and expenses in the future.

Unrecognized actuarial gains and losses are recognized by the Company over a period of approximately 16 years, which represents the weighted-average remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience, changes in assumptions and from differences between expected returns and actual returns on assets. At the end of 2007, the Company had unrecognized net actuarial losses of $56.9 million. These unrecognized amounts could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers Accounting for Postretirement Benefits Other than Pensions.”

During 2007, the Company made contributions of $7.2 million to defined benefit pension plans. Global capital market and interest rate fluctuations could impact future funding requirements for such plans. If the actual operation of the plans differs from the assumptions, additional Company contributions may be required. If the Company is required to make significant contributions to fund the defined benefit pension plans, reported results could be adversely affected, and the Company’s cash flow available for other uses would be reduced. The Company expects to contribute approximately $10.5 million to these plans in 2008.

2007 Compared with 2006

Income (Loss) from Continuing Operations — Overview

Income from continuing operations in 2007 amounted to $270.0 million, or income of $3.36 per share, compared to a loss of $77.6 million in 2006, or a $0.91 loss per share. In 2007, the Company recorded an income tax benefit of $420.9 million, compared to income tax expense of $57.4 million in 2006, a variation of $478.3 million, which was largely due to the settlement of tax issues with the CRA that resulted from an income tax benefit of $586.7 million largely as a result of a reduction of tax liabilities, partially offset by a charge of $193.5 million to increase the valuation allowance against U.S. deferred tax assets and to other factors as presented in Note 19 to the consolidated financial statements. The loss from continuing operations before income taxes increased from $20.2 million in 2006 to $150.9 million in 2007, an increase of $130.7 million. The decline was largely due to a decline in revenue of $48.1 million, an increase in corporate expenses of $28.0 million, an increase in other operating costs of $16.1 million, an increase in indemnification, investigation and litigation costs, net, of $25.2 million and an increase in other income (expense) of $30.4 million partially offset by lower cost of sales of $18.1 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in 2007 was $372.3 million and $140.2 million, respectively, compared with operating revenue of $420.4 million and an operating loss of $39.0 million in 2006. The decrease in operating revenue of $48.1 million compared to the prior year is largely a reflection of a decrease in advertising revenue of $37.4 million and a decrease in circulation revenue of $7.6 million. The $101.2 million increase in operating loss in 2007 is primarily due to the $48.1 million decrease in operating revenue, an increase in corporate expenses of $28.0 million largely resulting from bad debt expense of $33.7 million, an increase of $25.2 million in indemnification, investigation and litigation costs, net, an increase in other operating costs of $16.1 million, which was largely due to an impairment charge in respect of capitalized direct response advertising costs of $15.2 million, and an increase in sales and marketing costs of $3.9 million. These increases were partially offset by lower cost of sales expenses of $18.1 million, largely due to lower newsprint and ink expense of $16.6 million.

Operating Revenue

Operating revenue was $372.3 million in 2007 compared to $420.4 million in 2006, a decrease of $48.1 million. As previously noted, the effect of the 53rd week in 2006 added $6.6 million to operating revenue in 2006.

Advertising revenue was $287.2 million in 2007 compared with $324.6 million in 2006, a decrease of $37.4 million or 12%. The decrease was largely a result of lower retail advertising revenue of $13.9 million, lower classified advertising of $20.5 million and lower national advertising revenue of $6.3 million, partially offset by increased Internet advertising revenue of $3.3 million. The Company’s advertising revenue declined by approximately two percentage points higher than the overall Chicago market decline due to a loss in market share primarily in the first half of 2007.

Circulation revenue was $77.6 million in 2007 compared with $85.2 million in 2006, a decrease of $7.6 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

Operating Costs and Expenses

Total operating costs and expenses in 2007 were $512.5 million, compared with $459.3 million in 2006, an increase of $53.2 million. This increase is largely reflective of higher indemnification, investigation and litigation costs, net, of $25.2 million, after giving effect to recoveries in 2007 and 2006 of $47.7 million and $47.5 million, respectively, higher other operating costs of $16.1 million, largely due to an impairment charge in respect of capitalized direct response advertising costs of $15.2 million, higher corporate expenses of $28.0 million largely resulting from bad debt expense in respect of notes receivable from affiliates of $33.7 million, and higher sales and marketing expenses of $3.9 million. These increases were partially offset by lower cost of sales of $18.1 million, primarily lower newsprint and ink expense of $16.6 million and lower depreciation and amortization expense of $1.8 million. As previously noted, the effect of the 53rd week in 2006 added approximately $6.1 million to total operating costs and expenses in 2006.

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $240.3 million for 2007, compared with $258.4 million for 2006, a decrease of $18.1 million. Wages and benefits were $108.6 million in 2007 and $110.3 million in 2006, a decrease of $1.7 million. Newsprint and ink expense was $50.6 million for 2007, compared with $67.2 million in 2006, a decrease of $16.6 million or approximately 25%. Total newsprint consumption in 2007 decreased approximately 16% compared with 2006 reflecting reductions in page sizes and lower circulation, and the average cost per metric ton of newsprint in 2007 was approximately 10% lower than in 2006. Other cost of sales was generally flat at $81.1 million and $80.9 million in 2007 and 2006, respectively.

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology, finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $240.1 million in 2007 compared to $167.0 million for 2006, an increase of $73.1 million. The increase is largely due to higher indemnification, investigation and litigation costs, net, of $25.2 million, after giving effect to recoveries of $47.7 million and $47.5 million, in 2007 and 2006, respectively, higher corporate expenses of $28.0 million, higher other operating costs of $16.1 million and higher sales and marketing expense of $3.9 million.

Sales and marketing costs were $70.4 million in 2007, compared to $66.5 million in 2006, an increase of $3.9 million. The increase is largely due to higher bad debt expense of $1.0 million, increased wages and benefits of $2.5 million resulting from increased headcount and increased marketing and promotion expense of $1.5 million largely due to additional market research and marketing costs including those related to promoting a new look and slogan for the Chicago Sun-Times in radio and promotional billboards, partially offset by a decrease in professional fees of $1.8 million.

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations. Other operating costs were $82.3 million in 2007, compared to $66.2 million in 2006, an increase of $16.1 million. The increase reflects a $15.2 million impairment charge in respect of capitalized direct response advertising costs (see Note 16 to the consolidated financial statements), an increase in web related support and other costs of $2.3 million, increased telecommunications expense of $1.4 million and increased professional fees of $1.2 million. These increases were partially offset by lower severance cost of $4.7 million. See Note 16 to the consolidated financial statements.

Corporate operating expenses in 2007 were $79.7 million compared to $51.7 million in 2006, an increase of $28.0 million. This increase is largely due to bad debt expense of $33.7 million related to a loan to a subsidiary of Hollinger Inc. and an adjustment of $13.6 million in 2007 to decrease the estimated net proceeds related to the sale of publishing interests in prior years. These amounts are partially offset by lower compensation expenses of $10.0 million, lower legal and professional fees of $1.8 million reflecting lower internal audit and other compliance activity and professional service fees, lower insurance costs, primarily directors and officers of $2.3 million, lower business taxes of $1.6 million, lower general expenses of $0.9 million and lower property and facility costs of $0.7 million due to the closing of the New York office in 2006. The decrease in compensation reflects lower incentive compensation costs of $0.6 million, a $7.1 million reduction in severance expense and lower pension expense of $1.9 million. See Note 16 to the consolidated financial statements.

Indemnification, investigation and litigation costs, net, in 2007 were an expense of $7.8 million compared to a net recovery of $17.4 million in 2006, an increase of $25.2 million. In 2007, the Company recorded $47.7 million in recoveries resulting from a settlement with a former officer and in 2006 the Company recorded $47.5 million in recoveries resulting from an insurance settlement. Indemnification costs increased $28.9 million to $47.8 million in 2007 from $18.9 million in 2006 as the criminal proceedings against former officers took place from March 2007 to July 2007. Special Committee investigation and litigation costs decreased $3.4 million compared to 2006. See Note 17 to the consolidated financial statements.

Depreciation and amortization expense in 2007 was $32.1 million compared with $33.9 million in 2006, a decrease of $1.8 million. The Company recorded additional depreciation expense of $1.0 million and $2.7 million in 2007 and 2006, respectively, related to closing the New York office and printing facility closings in Chicago, Illinois and Gary, Indiana. Amortization expense includes $7.3 million and $7.5 million in 2007 and 2006, respectively, related to capitalized direct response advertising costs. See Note 16 to the consolidated financial statements.

Largely as a result of the items noted above, operating loss in 2007 was $140.2 million compared with $39.0 million in 2006, an increased loss of $101.2 million.

Interest and Dividend Income

Interest and dividend income in 2007 amounted to $17.8 million compared to $16.8 million in 2006, an increase of $1.0 million, largely due to $7.2 million of interest received on the settlement with Radler, somewhat offset by the interest on the loan to affiliate of $4.4 million recorded in 2006 with no corresponding income in 2007 and the effect of lower average cash balances in 2007.

Other Income (Expense), Net

Other income (expense), net, in 2007 was an expense of $27.8 million compared to income of $2.6 million in 2006. The deterioration of $30.4 million was largely due to a $19.5 million increase in foreign exchange losses and a $12.2 million write-down of Canadian CP which matured but was not redeemed and which remains outstanding, partially offset by a gain on sale of investments of $1.1 million. The increase in foreign exchange losses largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and the net impact of certain intercompany and affiliated loans payable in Canadian dollars all of which result from the weakening of the U.S. dollar during 2007. See Note 18 to the consolidated financial statements.

Income Taxes

Income taxes were a benefit of $420.9 million in 2007 and an expense of $57.4 million in 2006. The benefit largely represents the impact of the settlement with the CRA, which resulted in an income tax benefit of $586.7 million. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for tax assets and reductions of tax contingency accruals due to the resolution of uncertainties. See Note 19 to the consolidated financial statements for a complete discussion of items affecting the Company’s income taxes.

2006 Compared with 2005

Loss from Continuing Operations — Overview

Loss from continuing operations in 2006 amounted to $77.6 million, or a loss of $0.91 per share, compared to a loss of $45.5 million in 2005, or a $0.50 loss per share. The increase in loss from continuing operations of $32.1 million was largely due to lower revenue in 2006 of $38.9 million, an increase in corporate expenses of $8.3 million, an increase in income tax expense of $14.9 million and increase in other operating costs of $18.4 million. These amounts were partially offset by a decrease in indemnification, investigation and litigation costs, net of $31.0 million to a net recovery of $17.4 million (reflecting a net $47.5 million directors and officers insurance recovery) in 2006 from costs of $13.6 million in 2005 (net of $32.4 million in recoveries resulting from a settlement with Torys and the recovery of indemnification payments from Black), lower sales and marketing expense of $7.0 million and an improvement in total other income (expense) of $11.9 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in 2006 was $420.4 million and $39.0 million, respectively, compared with operating revenue of $459.3 million and an operating loss of $9.9 million in 2005. The decrease in operating revenue of $38.9 million compared to the prior year is largely a reflection of a decrease in advertising revenue of $33.2 million and circulation revenue of $4.3 million. The $29.1 million increase in operating loss in 2006 is primarily due to the $38.9 million decrease in total operating revenues, an increase in other operating costs of $18.4 million, which was largely due to severance payments, professional fees and infrequent items and an increase in corporate expenses of $8.3 million, which was largely in legal and professional fees and severance expense. These increases were partially offset by lower indemnification, investigation and litigation costs, net of $31.0 million, including recoveries of $47.5 million and $32.4 million, in 2006 and 2005, respectively, and lower sales and marketing costs of $7.0 million.

Operating Revenue

Operating revenue was $420.4 million in 2006 compared to $459.3 million in 2005, a decrease of $38.9 million. As previously noted, the effect of the 53rd week added $6.6 million to operating revenue.

Advertising revenue was $324.6 million in 2006 compared with $357.8 million in 2005, a decrease of $33.2 million or 9%. The decrease was largely a result of lower retail advertising revenue of $14.4 million, lower classified advertising of $16.4 million and lower national advertising revenue of $6.7 million, partially offset by increased Internet advertising revenue of $4.3 million.

Circulation revenue was $85.2 million in 2006 compared with $89.5 million in 2005, a decrease of $4.3 million. The decline in circulation revenue was attributable to declines in volume, primarily in the daily single copy category.

Operating Costs and Expenses

Total operating costs and expenses in 2006 were $459.3 million, compared with $469.2 million in 2005, a decrease of $9.9 million. This decrease is largely reflective of lower indemnification, investigation and litigation costs, net of $31.0 million, reflecting settlements in 2006 and 2005 of $47.5 million and $32.4 million, respectively, lower cost of sales of $1.7 million, which includes lower newsprint and ink expense of $4.8 million and lower sales and marketing expenses of $7.0 million. These decreases were partially offset by higher other operating costs of $18.4 million, higher corporate expenses of $8.3 million and higher depreciation and amortization expense of $3.2 million. As previously noted, the effect of the 53rd week added approximately $6.1 million to total operating costs and expenses.

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $258.4 million for 2006, compared with $260.1 million for the same period in 2005, a decrease of $1.7 million. Wages and benefits were $110.3 million in 2006 and $110.5 million in 2005, a decrease of $0.2 million. The slight decrease in wages and benefits reflects the impact of workforce reductions resulting from the reorganization offset by merit and union pay increases. Newsprint and ink expense was $67.2 million for 2006, compared with $72.0 million in 2005, a decrease of $4.8 million or approximately 7%. Total newsprint consumption in 2006 decreased approximately 18% compared with 2005, and the average cost per metric ton of newsprint in 2006 was approximately 12% higher than in 2005. Other cost of sales increased $3.3 million to $80.9 million in 2006 from $77.6 million in 2005, largely due to higher distribution costs of $2.6 million including professional fees of $0.7 million, largely related to the plant closings and related reorganization activities in the distribution function.

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

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations. Other operating costs were $66.2 million in 2006, compared to $47.8 million in 2005, an increase of $18.4 million. This increase is largely due to higher severance cost of $11.8 million, of which $9.2 million related to the reorganization, increased professional fees of $2.2 million to support reorganization activities, infrequent items of $2.3 million, (including $0.8 million related to a write-off of a cancelled system development project, $0.8 million reserve for a contract dispute and $0.5 million related to additional legal fees in respect of circulation restitution activities) and higher property and facility expenses of $0.5 million. See Note 16 to the consolidated financial statements.

Corporate operating expenses in 2006 were $51.7 million compared to $43.4 million in 2005, an increase of $8.3 million. This increase is largely due to higher legal and professional fees of $8.0 million reflecting higher internal audit and other compliance activity and professional service fees and $2.0 million for an expense related to an estimated liability for unclaimed property, partially offset by lower compensation expenses of $0.5 million and lower insurance costs, primarily directors and officers of $2.0 million. The decrease in compensation includes lower salary and wages of $5.0 million which reflects lower incentive compensation costs of $1.8 million and duplicative corporate accounting costs in 2005 resulting from the transition of this function from Toronto, Ontario to Illinois. The remaining decrease in compensation is due to lower pension expense of $2.9 million, lower other benefits of $0.4 million, partially offset by a $5.8 million increase in severance expense and an increase in stock-based compensation of $1.9 million. See Notes 14 and 16 to the consolidated financial statements.

Indemnification, investigation and litigation costs, net in 2006 were a net recovery of $17.4 million compared to an expense of $13.6 million in 2005, an improvement of $31.0 million. In 2006, the Company recorded a net recovery of $47.5 million resulting from an insurance settlement and in 2005 the Company recorded $32.4 million in recoveries resulting from a settlement with Torys and the recovery of indemnification payments from Black. Special Committee costs decreased $14.3 million to $4.7 million in 2006 from $19.0 million in 2005 as the investigation activities were winding down. See Note 17 to the consolidated financial statements.

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

As a result of the items noted above, operating loss in 2006 was $39.0 million compared with $9.9 million in 2005, an increased loss of $29.1 million.

Interest and Dividend Income

Interest and dividend income in 2006 amounted to $16.8 million compared to $11.6 million in 2005, an increase of $5.2 million, largely due to higher average cash and cash equivalent balances and higher interest rates.

Other Income (Expense), Net

Other income (expense), net, in 2006 improved by $6.4 million to income of $2.6 million from net expense of $3.8 million in 2005, primarily due to decreased foreign exchange losses of $5.1 million, lower equity in losses of affiliates of $1.5 million and legal and sales tax settlements of $1.6 million in 2005, which were somewhat offset by loss on sale of investments of $0.1 million in 2006 compared to a gain of $2.3 million in 2005. See Note 18 to the consolidated financial statements.

Income Taxes

Income taxes were $57.4 million and $42.5 million in 2006 and 2005, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for deferred tax assets and reductions of tax contingency accruals due to the resolution of uncertainties. See Note 19 to the consolidated financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents amounted to $142.5 million at December 31, 2007 as compared to $186.3 million at December 31, 2006, a decrease of $43.8 million. Cash and cash equivalents at December 31, 2007 exclude $48.2 million of Canadian CP that was initially purchased under the Company’s cash management program. However, because the Canadian CP was not redeemed at maturity in August 2007 due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption due to their assertion that these events did not constitute events that would trigger a redemption obligation, the Company’s investments in Canadian CP have instead been recorded as investments and classified as non-current assets in the Consolidated Balance Sheet at December 31, 2007. See “Investments” below.

Investments

Investments include $36.0 million in Canadian CP ($48.2 million including accrued interest less a $12.2 million write-down). The Canadian CP was issued by certain special purpose entities sponsored by non-bank entities. See “Significant Transactions in 2007.”

A largely Canadian investor committee has been formed and is leading efforts to restructure or identify other solutions to the non-redemption of billions of dollars in Canadian CP. The liquidity needs of investors are purported to be a very important priority of the investor committee. A standstill period has been in place, which has been extended and is likely to continue to be extended until the restructuring process is complete. The Company anticipates the restructuring proposals will include the redemption of the asset backed commercial paper or call for its conversion to medium term notes, and provide for a credit for accrued interest less a pro-rata share of restructuring costs. The ultimate outcome of this effort can not be predicted but it is possible the Company or the special purpose entities may be forced to liquidate assets into a distressed market for amounts less than current carrying value.

Corporate Structure

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Consolidated Balance Sheet:

December 31,
2007
(In thousands)

Income taxes payable	$1,027
Deferred income tax liabilities	58,343
Other tax liabilities	597,206

$656,576

The Company has recorded accruals to cover contingent liabilities related to additional taxes, interest, and penalties it may be required to pay in various tax jurisdictions. Such accruals are included in “Other tax liabilities” listed above.

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Efforts to resolve or settle certain tax issues are ongoing and may place substantial demands on the Company’s cash, cash equivalents, investments and other resources to fund any such resolution or settlement. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2008. See Note 19 to the consolidated financial statements.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 12% during 2007 compared to 2006. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, the operating performance of the Company may result in the use of cash to fund continuing operations.

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

Other

The Company expects that its liquid assets at December 31, 2007 are sufficient to support its operations and meet its obligations into 2009. However, the Company is currently reviewing potential sources of additional liquidity, which may include the sale of certain assets. See “Developments Since December 31, 2007.”

Cash Flows

Cash flows provided by continuing operating activities were $4.5 million in 2007, a $65.2 million improvement compared with $60.7 million used in continuing operating activities in 2006. The comparison of operating cash flows between years is affected by several key factors. Net income from continuing operations has increased by $347.6 million to $270.0 million in 2007 from a net loss of $77.6 million for 2006. Income from continuing operations in 2007 includes an income tax benefit of $420.9 million, compared to income tax expense of $57.4 million in 2006. The variation between years amounted to $478.3 million, substantially all of which was comprised of non-cash items, including an income tax benefit of $586.7 principally as a result of a reduction of tax contingency accruals following the settlement of tax issues with the CRA in 2007, offset by the related reversal of U.S. deferred tax benefits of $157.3 million. Other non-cash items that affect income tax expense (benefit) include amounts accrued for interest on tax contingencies and changes in the valuation allowance for deferred tax assets. See Note 19 to the consolidated financial statements. The loss from continuing operations before income taxes increased from $20.2 million in 2006 to $150.9 million in 2007, an increase of $130.7 million. Non-cash charges in 2007 included asset impairment charges aggregating $74.7 million, comprised of $33.7 million of bad debt expense related to a loan to a subsidiary of Hollinger Inc., the write-off of capitalized direct response adverting costs of $15.2 million, an adjustment of $13.6 million as to the estimated proceeds to be received from the sale of newspaper operations in prior years, and the $12.2 million write-down of Canadian CP. In addition, the Company received $50.0 million related to a settlement with the Company’s insurance carriers in 2007.

Cash flows used in investing activities in 2007 were $48.0 million compared with cash flows provided by investing activities of $145.7 million in 2006. The decrease of $193.7 million in cash provided by investing activities is primarily the result of net proceeds received in 2006 of $86.6 million from the sale of the remaining Canadian Newspaper Operations, $57.7 million from net sales of short-term investments in 2006, a decrease of $16.2 million from the disposal of investments and other assets and the 2007 purchase of $48.2 million in Canadian CP, which was somewhat offset by the 2007 collection of $8.5 million of notes receivable pursuant to the settlement with Radler and $4.5 million received from the sale of property, plant and equipment in 2007.

Cash flows used in financing activities were $9.3 million in 2007 and $102.1 million in 2006. The $92.8 million decrease in cash used in financing activities is primarily attributable to the 2006 repurchase of common stock which totaled $95.7 million and the payment of dividends totaling $17.2 million in 2006, which was somewhat offset by proceeds received from stock option exercises of $9.8 million in 2006. The 2007 cash used in financing activities was largely the result of $7.0 million debt repayments and premiums upon extinguishment.

Debt

Long-term debt, including the current portion, was less than $0.1 million at December 31, 2007 compared with $6.9 million at December 31, 2006.

Leases

The Company is party to several leases for facilities and equipment. These leases are operating leases in nature.

Capital Expenditures

The Company has funded its recurring capital expenditures out of cash provided by operating activities or existing cash balances and anticipates that it will be able to do so for the foreseeable future. The Company expects capital expenditures in 2008 to be generally in line with 2007 expenditures.

Dividends and Other Commitments

On December 13, 2006, the Company announced that its Board of Directors reviewed its dividend policy and voted to suspend the Company’s quarterly dividend of five cents ($0.05) per share.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Commercial Commitments and Contractual Obligations

In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2007, letters of credit in the amount of $12.2 million were outstanding which are largely collateralized by restricted cash accounts.

Set out below is a summary of the amounts due and committed under the Company’s contractual cash obligations at December 31, 2007:

		Due in
		1 Year or	Due between	Due between	Due over
	Total	Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

Long-term debt	$38	$35	$3	$—	$—
Operating leases	50,316	5,560	8,695	7,664	28,397
Purchase obligations(1)	27,300	9,100	18,200	—	—

Total contractual cash obligations(2)	$77,654	$14,695	$26,898	$7,664	$28,397

(1)	Pursuant to a ten-year distribution agreement, which is terminable upon three years’ notice. Amounts shown represent the base fixed fee component of the distribution agreement for three years ($9,100 per year).

(2)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of FIN 48 tax liabilities. Such amounts are excluded from this table.

In addition to amounts committed under its contractual cash obligations, the Company also assumed a number of contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of certain of its assets. The Company is also involved in various matters in litigation. For more information on the Company’s contingent obligations, see Item 3 “— Legal Proceedings” and Note 21 to the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of SFAS No. 157 is not expected to have material impact on the Company’s consolidated financial statements.

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

Newsprint.  On a consolidated basis, newsprint expense for continuing operations for the years ended December 31, 2007, 2006 and 2005 amounted to $48.1 million, $64.0 million and $69.2 million, respectively. The Company takes steps to ensure sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during 2007, a change in the price of newsprint of $50 per metric ton would have increased or decreased the loss from continuing operations for the year ended December 31, 2007 by approximately $2.4 million. The average price per metric ton of newsprint was approximately $605 in 2007 versus approximately $675 in 2006. Management believes that newsprint prices may continue to show significant price variation in the future.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s businesses.

Interest Rates.  At December 31, 2007, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have an effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates. Changes in the value of the United States dollar against other currencies can therefore affect net earnings. Based on earnings and ownership levels for the year ended December 31, 2007, a $0.05 change in the Canadian dollar exchange rate of $0.9353/Cdn. would affect the Company’s reported net loss for the year ended December 31, 2007 by approximately $28.2 million, largely related to the tax benefit resulting from the settlement with the CRA. In future periods, the effect of changes in exchange rates will be lessened as the Company has settled a majority of its tax issues in Canada and no longer has operations in Canada.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning at page 58 of this 2007 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its CEO and its CFO. Based on that evaluation, for the reasons and in respect of the matters noted below in the ensuing management’s report on internal control over financial reporting, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2007 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable.

Procedures were undertaken in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that the consolidated financial statements included in this 2007 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was ineffective as of December 31, 2007, as a result of the following material weaknesses:

Advertising Revenue Recognition:  The Company identified a number of deficiencies related to the recognition of advertising revenue and has concluded that the deficiencies, in aggregate, represent a material weakness in internal controls relating to the recognition of advertising revenue. Specifically, the following deficiencies existed as of December 31, 2007:

•	The controls related to the review and monitoring of advertising rates were not operating effectively.

•	The review and approval controls related to the advertising billing reconciliation process were not operating effectively.

•	Within the computer system used to process advertising revenue transactions, controls over access to the program and data were ineffectively designed and roles were not adequately defined and assigned to enforce an effective segregation of duties.

Income Taxes:  The Company lacked controls over accounting for uncertain tax positions and foreign deferred income taxes as there was an absence of appropriate documentation or institutional knowledge of numerous complex historical transactions, principally those that occurred prior to 2004, that was required for these controls to be operating effectively.

These material weaknesses resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

KPMG LLP, the Company’s independent registered public accounting firm has issued an auditors’ report on the effectiveness of the Company’s internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting and Other Remediation

As of December 31, 2006, the Company disclosed material weaknesses in internal control over financial reporting. These material weaknesses were also disclosed in the first three quarters of 2007, along with the remediation efforts management had undertaken. Changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include:

During the first three quarters of 2007, the Company modified existing internal controls, and developed and implemented additional internal controls, related to two material weaknesses disclosed in 2006 and the first three quarters of 2007, as follows:

•	IT General Controls: Written policies and procedures related to the Company’s information technology (IT) general controls over program development, program changes, computer operations and access to programs and data were developed. The Company’s IT employees received training in the new policies and procedures.

•	Ineffective Control Environment: A significant process redesign and documentation effort related to the Company’s most significant business processes was initiated and implemented. These efforts included a redesign of key processes in the Company and the formalization and documentation of key responsibilities and processes throughout the Company. The Company has established written policies and procedures in several key areas and has conducted training sessions with the appropriate employees. An outside service provider developed an ethics and code of conduct training program incorporating the importance of maintaining effective internal control over financial reporting and the role employees and managers have in such controls. Key managers and employees in certain functions have completed the training program.

During the fourth quarter, the Company completed the documentation and testing of internal controls, as described above, sufficient for it to conclude that the aforementioned internal controls had remediated these two material weaknesses.

Item 9B.	Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sun-Times Media Group, Inc.:

We have audited the internal control over financial reporting of Sun-Times Media Group, Inc. and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to advertising revenue recognition and income taxes have been identified and included in Management’s Report on Internal Control over Financial Reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun-Times Media Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 10, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Sun-Times Media Group, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Chicago, Illinois
March 10, 2008

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to the Company’s directors and executive officers, incorporates by reference the information under the caption “Directors and Executive Officers” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2008 (the “Proxy Statement”). The response to this Item required by Items 407(d)(4) and 407(d)(5) of Regulation S-K, with respect to the Audit Committee, incorporates by reference the information under the caption “The Board of Directors and its Committees” in the Proxy Statement.

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

The response to this Item required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K incorporates by reference the information under the caption “Compensation of Executive Officers and Directors” of the Company’s Proxy Statement and under the captions “Directors’ Compensation,” “Summary Compensation Table for Named Executive Officers,” “Stock Option Plans,” “Employment and Change of Control Agreements,” “Aggregate Option Exercises During Fiscal 2007, Fiscal Year-End Option Values,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement.

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

(a) Documents filed as part of this report

(1) Consolidated Financial Statements and Supplemental Schedules.

(2) List of Exhibits

The consolidated financial statements filed as part of this report appear beginning at page 58.

Exhibit
No.		Description of Exhibit	Prior Filing

3.1		Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
3	.1.2	Certificate of Amendment to Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006.
3.2		Bylaws of Hollinger International Inc., as amended.	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
4.1		Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004.	Incorporated by reference to Exhibit 4.1 to Item 5 of the Current Report on Form 8-K dated January 26, 2004.
4.2		Amendment No. 1 to the Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated May 10, 2005.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of the Current Report on Form 8-K dated May 11, 2005.
4.3		Amendment No. 2 to the Rights Agreement between Sun-Times Media Group, Inc. (f/k/a Hollinger International Inc.) and Mellon Investor Services LLC as Rights Agent, dated July 23, 2007.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of the Current Report on Form 8-K dated July 26, 2007.
10.1		Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and CanWest Global Communications Corp. dated as of October 7, 2004.	Incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.2		Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated January 6, 2004.
10.3		Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996.	Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.4		Agreement, dated as of May 12, 2005, by and between Hollinger International Inc. and RSM Richter Inc., in its capacity as court appointed receiver and monitor of Ravelston Corporation Limited and Ravelston Management, Inc.	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.5		Amended Agreement of Compromise and Release of Outside Director Defendants Conditioned on Entry of Appropriate Order dated June 27, 2005.	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.6		Amended and Restated Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.

Exhibit
No.	Description of Exhibit	Prior Filing

10.7	Amended and Restated Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.8	Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.1 to Item 8.01 of the Current Report on Form 8-K dated February 22, 2005.
10.9	Amended Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.2 to Item 1.01 of the Current Report on Form 8-K dated January 25, 2006.
10.10	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program.	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.11	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to the Report on Form DEF 14A dated March 24, 1999.
10.12	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to the Report on Form DEF 14A dated March 28, 1997.
10.13	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (No. 33-74980).
10.14	Agreement of Compromise and Release among Cardinal Value Equity Partners, L.P., Hollinger International Inc., Dwayne O. Andreas, Richard R. Burt, Raymond G. Chambers, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Robert S. Strauss, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld of Chelsea, Leslie H. Wexner, Gordon A. Paris, Graham W. Savage and Raymond G.H. Seitz dated May 4, 2005.	Incorporated by reference to Exhibit 10.1 to Item 1.01 of the Current Report on Form 8-K dated May 5, 2005.
10.15	Hollinger International Inc. 2006 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 99.1 to Item 1.01 of the Current Report on Form 8-K dated January 25, 2006.
10.16	Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.17	Amendment, dated November 14, 2006, to Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 99.2 to Item 5.02 of the Current Report on Form 8-K dated November 15, 2006.
10.18	Separation Agreement between Sun-Times Media Group, Inc. and James Van Horn dated September 13, 2006.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.19	Separation Agreement between Sun-Times Media Group, Inc. and Robert T. Smith dated September 13, 2006.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.20	Description of Material Terms of Compensation of Cyrus F. Freidheim, Jr. dated November 14, 2006.	Incorporated by reference to Exhibit 99.1 to Item 5.02 of the Current Report on Form 8-K dated November 15, 2006.

Exhibit
No.	Description of Exhibit	Prior Filing

10.21	Description of Material Terms of Compensation of William Barker III dated February 28, 2007.	Incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.22	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and William G. Barker III dated April 10, 2007.	Incorporated by reference to Exhibit 10.5 to the Quarterly Report for the quarter ended March 31, 2007.
10.23	Release and Settlement Agreement between F. David Radler and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 22, 2007.
10.24	Release and Settlement Agreement between North America Newspapers Ltd. f/k/a FD Radler Ltd. and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on March 22, 2007.
10.25	Release and Settlement Agreement between Bradford Publishing Company and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on March 22, 2007.
10.26	Release and Settlement Agreement between Horizon Publications Inc., et al. and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on March 22, 2007.
10.27	Employment Agreement between Sun-Times Media Group, Inc. and James D. McDonough, dated December 14, 2006.	Incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.28	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and Thomas L. Kram, dated October 20, 2006.	Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.29	Distribution Agreement between The Sun-Times Company and Chicago Tribune Company, dated August 8, 2007.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended September 30, 2007.
21.1	Significant Subsidiaries of Sun-Times Media Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
(Registrant)

By:	/s/ CYRUS F. FREIDHEIM, JR.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ CYRUS F. FREIDHEIM, JR. Cyrus F. Freidheim, Jr.	President and Chief Executive Officer Director (Principal Executive Officer)	March 12, 2008

/s/ WILLIAM G. BARKER III William G. Barker III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2008

/s/ THOMAS L. KRAM Thomas L. Kram	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2008

/s/ RAYMOND G. H. SEITZ Raymond G. H. Seitz	Chairman of the Board of Directors	March 12, 2008

/s/ WILLIAM AZIZ William Aziz	Director	March 12, 2008

/s/ BRENT D. BAIRD Brent D. Baird	Director	March 12, 2008

/s/ ALBRECHT W.A. BELLSTEDT Albrecht W.A. Bellstedt	Director	March 12, 2008

/s/ HERBERT A. DENTON Herbert A. Denton	Director	March 12, 2008

Peter Dey	Director	March 12, 2008

/s/ EDWARD HANNAH Edward Hannah	Director	March 12, 2008

Signature	Title	Date

/s/ GORDON A. PARIS Gordon A. Paris	Director	March 12, 2008

/s/ GRAHAM W. SAVAGE Graham W. Savage	Director	March 12, 2008

/s/ G. WESLEY VOORHEIS G. Wesley Voorheis	Director	March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sun-Times Media Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sun-Times Media Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun-Times Media Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun-Times Media Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2007 expressed an adverse opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 10, 2008

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$142,533	$186,318
Accounts receivable, net of allowance for doubtful accounts of $12,276 in 2007 and $10,267 in 2006	73,031	73,346
Inventories	7,937	9,643
Escrow deposits and restricted cash	35,641	26,809
Recoverable income taxes	16,509	34,672
Other current assets	7,034	62,135

Total current assets	282,685	392,923
Loan to affiliate	—	33,685
Investments	42,249	6,422
Property, plant and equipment, net of accumulated depreciation	163,355	178,368
Intangible assets, net of accumulated amortization	88,235	92,591
Goodwill	124,301	124,301
Prepaid pension asset	89,512	49,645
Other assets	1,249	21,924

Total assets	$791,586	$899,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$35	$867
Accounts payable and accrued expenses	112,621	110,168
Amounts due to related parties	8,852	7,995
Income taxes payable and other tax liabilities	1,027	627,385
Deferred revenue	10,060	10,698

Total current liabilities	132,595	757,113
Long-term debt, less current installments	3	6,041
Deferred income tax liabilities	58,343	26,974
Other tax liabilities	597,206	385,436
Other liabilities	78,448	84,078

Total liabilities	866,595	1,259,642

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 65,308,636 shares issued and outstanding, respectively, at December 31, 2007 and 88,008,022 and 64,997,456 shares issued and outstanding, respectively, at December 31, 2006	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding in 2007 and 2006	150	150
Additional paid-in capital	501,138	502,127
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	3,878	6,576
Unrealized gain on marketable securities	141	66
Pension adjustment	(29,718)	(43,412)
Accumulated deficit	(325,451)	(597,050)

	151,018	(130,663)
Class A common stock in treasury, at cost — 22,699,386 shares at December 31, 2007 and 23,010,566 shares at December 31, 2006	(226,027)	(229,120)

Total stockholders’ equity (deficit)	(75,009)	(359,783)

Total liabilities and stockholders’ equity (deficit)	$791,586	$899,859

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share data)

Operating revenue:
Advertising	$287,198	$324,607	$357,820
Circulation	77,629	85,235	89,527
Job printing	4,785	8,260	9,194
Other	2,646	2,277	2,725

Total operating revenue	372,258	420,379	459,266
Operating costs and expenses:
Cost of sales:
Wages and benefits	108,569	110,329	110,458
Newsprint and ink	50,619	67,196	72,004
Other	81,092	80,883	77,588

Total cost of sales	240,280	258,408	260,050

Selling, general and administrative:
Sales and marketing	70,378	66,499	73,537
Other operating costs	82,282	66,244	47,834
Corporate expenses	79,658	51,707	43,406
Indemnification, investigation and litigation costs, net of recoveries	7,807	(17,407)	13,633

Total selling, general and administrative	240,125	167,043	178,410

Depreciation	20,407	21,992	18,664
Amortization	11,667	11,886	12,057

Total operating costs and expenses	512,479	459,329	469,181

Operating loss	(140,221)	(38,950)	(9,915)

Other income (expense):
Interest expense	(603)	(704)	(935)
Interest and dividend income	17,811	16,813	11,625
Other income (expense), net	(27,844)	2,642	(3,839)

Total other income (expense)	(10,636)	18,751	6,851

Loss from continuing operations before income taxes	(150,857)	(20,199)	(3,064)
Income tax expense (benefit)	(420,888)	57,431	42,467

Income (loss) from continuing operations	270,031	(77,630)	(45,531)

Discontinued operations, net of income taxes:
Income from operations of business segments disposed of	—	199	1,062
Gain from disposal of business segments	1,599	20,758	32,903

Income from discontinued operations	1,599	20,957	33,965

Net income (loss)	$271,630	$(56,673)	$(11,566)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$3.36	$(0.91)	$(0.50)
Earnings from discontinued operations	0.02	0.25	0.37

Net earnings (loss)	$3.38	$(0.66)	$(0.13)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$3.35	$(0.91)	$(0.50)
Earnings from discontinued operations	0.02	0.25	0.37

Net earnings (loss)	$3.37	$(0.66)	$(0.13)

Weighted average shares outstanding:
Basic	80,446	85,681	90,875

Diluted	80,661	85,681	90,875

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
	Restated
	(Note 1(q))

Net income (loss)	$271,630	$(56,673)	$(11,566)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $106 (2006 — net of related tax provision of $4; 2005 — net of related tax benefit of $757)	(2,698)	(1,948)	(17,215)
Reclassification adjustment for realized foreign exchange (gains) losses upon the substantial reduction of net investment in foreign operations	—	(11,571)	1,241

	(2,698)	(13,519)	(15,974)

Unrealized gains (losses) on marketable securities arising during the year, net of a related tax provision of $2 (2006 — net of related tax provision of $4; 2005 — net of related tax benefit of $616)	75	16	(951)
Reclassification adjustment for realized gains reclassified out of accumulated other comprehensive income (loss), net of related taxes of $nil (2006 — net of related tax provision of $661; 2005 — net of related tax benefit of $1,851)	—	870	(3,212)

	75	886	(4,163)

Pension adjustment, net of related tax provision of $8,166 (2006 — net of related tax provision of $3,117; 2005 — net of related tax benefit of $1,430 and recovery of minority interest of $36)	13,694	4,675	(821)

	11,071	(7,958)	(20,958)

Comprehensive income (loss)	$282,701	$(64,631)	$(32,524)

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2007, 2006 and 2005

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(In thousands)

Balance at January 1, 2005	$1,030	$500,006	$21,456	$(221,497)	$(148,809)	$152,186
Stock-based compensation	—	653	—	—	—	653
Dividends payable in cash — Class A and Class B, $3.20 per share	—	—	—	(290,166)	—	(290,166)
Minimum pension liability adjustment	—	—	(821)	—	—	(821)
Change in cumulative foreign currency translation adjustments	—	—	(15,974)	—	—	(15,974)
Change in unrealized loss on securities, net	—	—	(4,163)	—	—	(4,163)
Net loss	—	—	—	(11,566)	—	(11,566)

Balance at December 31, 2005	1,030	500,659	498	(523,229)	(148,809)	(169,851)
Stock-based compensation	—	2,580	—	—	—	2,580
Dividends payable in cash — Class A and Class B, $0.15 per share	—	—	—	(12,678)	—	(12,678)
Pension adjustment related to the adoption of SFAS No. 158	—	—	(29,310)	—	—	(29,310)
Minimum pension liability adjustment	—	—	4,675	—	—	4,675
Change in cumulative foreign currency translation adjustments	—	—	(13,519)	—	—	(13,519)
Change in unrealized gain on securities, net	—	—	886	—	—	886
Repurchase of common stock	—	—	—	—	(95,744)	(95,744)
Issuance of treasury stock in respect of stock options exercised and deferred stock units	—	(1,112)	—	(4,470)	15,433	9,851
Net loss	—	—	—	(56,673)	—	(56,673)

Balance at December 31, 2006	1,030	502,127	(36,770)	(597,050)	(229,120)	(359,783)
Stock-based compensation	—	2,432	—	—	—	2,432
Issuance of treasury stock in respect of deferred stock units	—	(3,421)	—	(31)	3,093	(359)
Minimum pension liability adjustment	—	—	13,694	—	—	13,694
Change in cumulative foreign currency translation adjustments	—	—	(2,698)	—	—	(2,698)
Change in unrealized gain on securities, net	—	—	75	—	—	75
Net income	—	—	—	271,630	—	271,630

Balance at December 31, 2007	$1,030	$501,138	$(25,699)	$(325,451)	$(226,027)	$(75,009)

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Cash Flows From Continuing Operating Activities:
Net income (loss)	$271,630	$(56,673)	$(11,566)
Income from discontinued operations	(1,599)	(20,957)	(33,965)

Income (loss) from continuing operations	270,031	(77,630)	(45,531)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	32,074	33,878	30,721
Deferred income taxes	147,454	9,777	29,903
Collection of proceeds from directors and officers insurance settlement	50,000	—	—
Loss on sale of newspaper operations	13,603	—	—
Write-off of capitalized direct response advertising costs	15,191	—	—
Reduction of tax liabilities	(586,686)	—	—
Bad debt expense related to loan to subsidiary of Hollinger Inc.	33,685	—	—
Equity in losses of affiliates	184	259	1,752
Loss (gain) on sales of investments	(1,019)	76	(2,511)
Gain on sales of property, plant and equipment	(269)	(80)	(202)
Write-down of investments	12,200	—	298
Write-down of property, plant and equipment	1,487	882	—
Other	11,997	(1,497)	(2,547)
Changes in current assets and liabilities, net of dispositions:
Accounts receivable	3,715	18,338	(6,028)
Inventories	1,706	2,957	(1,147)
Other current assets	240	(47,890)	8,366
Recoverable income taxes	18,163	(34,672)	—
Accounts payable and accrued expenses	(18,892)	(18,680)	(8,464)
Income taxes payable and other tax liabilities	11,724	61,390	(142,089)
Deferred revenue and other	(12,113)	(7,776)	(8,347)

Cash provided by (used in) continuing operating activities	4,475	(60,668)	(145,826)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(11,645)	(9,134)	(16,626)
Proceeds from sale of property, plant and equipment	4,808	231	281
Investments, intangibles and other non-current assets	(6,523)	(7,592)	(9,174)
Collection of notes receivable pursuant to settlement with a former officer	8,460	—	—
Sale of short-term investments, net	—	57,650	474,400
Purchase of investments	(48,200)	—	—
Proceeds on disposal of investments and other assets	2,039	18,237	4,550
Proceeds from the sale of newspaper operations, net of cash disposed	2,664	86,609	38,677
Other	370	(266)	—

Cash provided by (used in) investing activities	(48,027)	145,735	492,108

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	(6,976)	(1,193)	(6,304)
Escrow deposits and restricted cash	(5,366)	3,678	(2,569)
Net proceeds from issuance of equity securities	—	9,851	—
Repurchase of common stock	—	(95,744)	—
Dividends paid	—	(17,212)	(516,858)
Other	3,046	(1,528)	(3,140)

Cash used in financing activities	(9,296)	(102,148)	(528,871)

Net cash provided by (used in) discontinued operations:
Operating cash flows	—	(387)	54,622
Investing cash flows	—	—	(4,680)
Financing cash flows	—	7,143	53,717

Net cash provided by discontinued operations	—	6,756	103,659

Effect of exchange rate changes on cash	9,063	(1,745)	2,523

Net decrease in cash and cash equivalents	(43,785)	(12,070)	(76,407)
Cash and cash equivalents at beginning of year	186,318	198,388	274,795

Cash and cash equivalents at end of year	$142,533	$186,318	$198,388

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

(1)	Significant Accounting Policies

(a)	Description of Business

Sun-Times Media Group, Inc. (the “Company”) operates principally as a publisher, printer and distributor of newspapers and other publications through subsidiaries and affiliates in the greater Chicago, Illinois metropolitan area. The Company’s operating subsidiaries and affiliates in Canada were sold in 2005 and early 2006 (the sold Canadian businesses are referred to collectively as the “Canadian Newspaper Operations”). See Note 2. In addition, the Company has developed Internet websites related to its publications. The Company’s raw materials, principally newsprint and ink, are not dependent on a single or limited number of suppliers. Customers primarily consist of purchasers of the Company’s publications and advertisers in those publications and Internet websites.

(b)	Principles of Presentation and Consolidation

The Company is a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2007, Hollinger Inc. owned approximately 19.6% of the combined equity and approximately 70.0% of the combined voting power of the outstanding common stock of the Company.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31:

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$10,267	$11,756	$11,654
Provision	4,448	3,820	4,598
Write-offs	(3,113)	(6,419)	(5,886)
Recoveries and other	674	1,110	1,390

Balance at end of year	$12,276	$10,267	$11,756

(f)	Inventories

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

The Company assesses the recoverability of the carrying value of all long-lived assets including property, plant and equipment whenever events or changes in business circumstances indicate the carrying value of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management’s estimate of undiscounted future operating cash flows of its long-lived assets. If the assessment indicates that the undiscounted operating cash flows do not exceed the carrying value of the long-lived assets, then the difference between the carrying value of the long-lived assets and the fair value of such assets is recorded as an impairment charge in the Consolidated Statements of Operations.

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

The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate and foreign currency exchange rate market volatility. The Company does not hold or issue derivative financial instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Derivatives that are not classified as hedges are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in “Accumulated other comprehensive income (loss)” or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in net earnings (loss). See Note 12(b) for a discussion of the Company’s use of derivative instruments.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Investments

Investments largely consist of commercial paper and equity securities and at times may include other debt securities. Marketable securities which are classified as available-for-sale are recorded at fair value. Unrealized holding gains and losses, net of the related tax effects, on available-for-sale securities are excluded from earnings and are reported as a separate component of “Accumulated other comprehensive income (loss)” until realized. Realized gains and losses and declines in values determined to be other than temporary, if any, from the sale of available-for-sale securities are determined on specific investments and recognized in the Consolidated Statements of Operations under the caption of “Other income (expense), net.” Other corporate debt and equity securities are recorded at cost less declines in market value that are other than temporary (other than those investments accounted for under the equity method as discussed below).

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The standard requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company is required to test goodwill for impairment on an annual basis. The Company would also evaluate goodwill for impairment between annual tests and intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising revenue, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-term negative change in the demographics of newspaper readership and (iv) a significant technological change that

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results in a substantially more cost effective method of advertising than newspapers. The Company has determined that no impairment is indicated at December 31, 2007 and 2006 for purposes of the annual impairment test.

(k)	Pension Plans and Other Postretirement Benefits

General

The Company provides defined benefit pension, defined contribution pension, postretirement and postemployment health care and life insurance benefits to eligible employees or former employees under a variety of plans. See Note 15.

Pension costs for defined contribution plans are recognized as the obligation for contribution arises and at expected or actual contribution rates for discretionary plans.

In general, benefits under the defined benefit plans (the “Plans”) are based on years of service and the employee’s compensation during the last few years of employment.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. The Company considers future taxable income and ongoing tax strategies in assessing the need for a valuation allowance in relation to deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to a level where they are more likely than not to be realized based upon the above mentioned considerations.

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

Foreign operations of the Company have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities are translated at period end exchange rates, stockholders’ equity is translated at historical rates, and revenue and expense are translated at the average rate of exchange prevailing throughout the period. Translation adjustments are included in the “Accumulated Other Comprehensive Income (Loss)” component of stockholders’ equity. Translation adjustments are not included in earnings unless they are actually realized through a sale or upon complete or substantially complete liquidation of the Company’s net investment in the foreign operation. Gains and losses arising from the Company’s foreign currency transactions are reflected in the Consolidated Statements of Operations.

(o)	Earnings (Loss) per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.” See Note 20 for a reconciliation of the numerator and denominator for the calculation of basic and diluted earnings (loss) per share.

(p)	Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), requiring that stock-based compensation payments, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. The Company elected to use the modified prospective transition method. Therefore, prior results were not restated. Under the modified prospective method, stock-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of adoption. The Company treats all stock-based awards as individual awards for recognition

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and valuation purposes and recognizes compensation cost on a straight-line basis over the requisite service period. See Note 14.

As a result of the adoption of SFAS No. 123R, the Company recognized pre-tax stock-based option compensation of $0.5 million expense, or $0.01 per basic and diluted share for the year ended December 31, 2006 for the unvested portion of previously issued stock options that were outstanding at January 1, 2006, adjusted for the impact of estimated forfeitures.

A summary of information with respect to stock-based compensation was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Total stock-based compensation expense included in income (loss) from continuing operations	$2,432	$2,580	$653

If the Company had determined stock-based compensation in 2005 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the loss from continuing operations and related per share amounts would have been adjusted to the pro forma amounts listed in the table below:

2005
(In thousands, except
per share amounts)

Loss from continuing operations, as reported	$(45,531)
Add: stock-based compensation expense, as reported	653
Deduct: pro forma stock-based compensation expense	(1,384)

Pro forma loss from continuing operations	$(46,262)

Basic loss from continuing operations per share, as reported	$(0.50)
Diluted loss from continuing operations per share, as reported	$(0.50)
Pro forma basic loss from continuing operations per share	$(0.51)
Pro forma diluted loss from continuing operations per share	$(0.51)

(q)	Reclassifications and Correction of Error

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year’s presentation.

Significant reclassifications include $1.7 million and $1.4 million from “Circulation” revenue to “Other” cost of sales in 2006 and 2005, respectively.

Upon adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) in 2006, the Company recognized a comprehensive loss of $29.3 million (net of income taxes) to record the unfunded portion of its defined benefit and other postretirement benefit plan liabilities. This adjustment was disclosed in the notes to the December 31, 2006 consolidated financial statements. However, SFAS No. 158 requires that this adjustment not affect comprehensive income, but rather be reflected as an adjustment directly to stockholders’ equity. The reported net loss, the loss from continuing operations, the cumulative pension adjustment and total stockholders’ deficit were not affected by this misstatement, however, as a result of this error, which has now been corrected, the reported comprehensive loss of $93.9 million had been overstated by $29.3 million.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Dispositions and Discontinued Operations

In November 2003, the Company announced that the Board of Directors had retained Lazard Frères & Co. LLC and Lazard & Co., Limited as financial advisor to explore alternative strategic transactions on the Company’s behalf, including a possible sale of the Company as a whole, the sale of one or more of its individual businesses, or other transactions.

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

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger L.P. and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($21.8 million including interest and currency translation adjustments as of December 31, 2007). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (the purchaser) or CanWest Global Communications Corp. (“CanWest”) upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $20.3 million, net of taxes of $34.9 million, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the year ended December 31, 2006. See Note 21(a).

On August 31, 2007, the final transfer of pension assets from the HCPH Co. Pension Trust Account to the Glacier Pension Trust Account was completed. The transfer of the pension assets triggered certain additional contingent consideration based on the excess funding status of the pension plans. As a result, the Company recognized a gain of $1.6 million, net of taxes of $1.1 million, which is included in “Income from discontinued operations” in the Consolidated Statements of Operations for the year ended December 31, 2007.

In 2006, the Company recorded an additional gain of $0.5 million, net of taxes of $0.3 million, on the 2004 sale of substantially all of its U.K. operations largely related to additional tax losses surrendered to the purchaser.

In 2006, the Company received approximately $10.2 million from the sale of Hollinger Digital LLC and other investments identified in the agreement. The Company also may receive up to an additional $0.9 million in the future if certain conditions are satisfied. The Hollinger Digital LLC transaction resulted in a pre-tax loss of $0.1 million for the year ended December 31, 2006, which is included in “Other income (expense)” in the Consolidated Statements of Operations.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the operating results of the Canadian Newspaper Operations for the year ended December 31, 2005 and the period from January 1 through February 6, 2006:

	Year Ended December 31,
	2006	2005
	(In thousands)

Operating revenue:
Advertising	$4,101	$75,246
Circulation	972	12,908
Job printing and other	569	12,684

Total operating revenue	5,642	100,838

Operating costs and expenses:
Newsprint	383	8,624
Compensation	2,896	41,653
Other operating costs	2,041	31,404
Depreciation and amortization	159	2,493

Total operating costs and expenses	5,479	84,174

Operating income	$163	$16,664

Assets of the Canadian Newspaper Operations included $57.3 million of goodwill as of December 31, 2005. For the period from January 1, 2006 through February 6, 2006 and the year 2005, income (loss) before taxes for the Canadian Newspaper Operations were income of $0.2 million and a loss of $18.6 million, respectively.

(3)	Reorganization Activities

In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan, which will be implemented during the first half of 2008, includes expected savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers. The plan also includes a reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization include involuntary termination benefits amounting to approximately $6.4 million (including costs related to the suburban newspapers) for the year ended December 31, 2007, are included in “Other operating costs” in the Consolidated Statement of Operations. An additional $0.5 million in severance not related directly to the reorganization was incurred in 2007, of which $0.7 million and a reduction of costs of $0.2 million, respectively, are included in “Other operating costs” and “Corporate expenses,” respectively, in the Consolidated Statements of Operations. These estimated costs have been recognized in accordance with SFAS No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”) related to incremental voluntary termination severance benefits and SFAS No. 112 for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The involuntary termination benefits are largely expected to be paid by December 31, 2008 and relate to certain involuntary terminations of approximately 199 full-time employees and the continuation of certain benefit coverage under the Company’s termination plan and practices. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Consolidated Balance Sheet at December 31, 2007.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the termination benefits recorded and reconciles such charges to accrued expenses at December 31, 2007 (in thousands):

Charges for workforce reductions	$6,352
Cash payments	(7)

Accrued expenses	$6,345

(4)	Other Current Assets

At December 31, 2007, the balance of $7.0 million in “Other current assets” on the Consolidated Balance Sheet consisted primarily of deposits of $1.1 million, assets held for sale of $1.7 million, $2.2 million of prepaid insurance costs, and other items including prepaid software maintenance.

At December 31, 2006, the balance of $62.1 million in “Other current assets” on the Consolidated Balance Sheet consisted primarily of a $50.0 million insurance settlement receivable, assets held for sale of $2.2 million, $3.4 million of prepaid insurance costs and the current portion of notes receivable totaling $4.7 million.

(5)	Investments

	December 31,
	2007	2006
	(In thousands)

Available-for-sale securities, at fair value:
Asset-backed commercial paper(a)	$36,000	$—
Equity securities	114	80
Other non-marketable investments, at cost	4,876	4,328

	40,990	4,408

Equity accounted companies, at equity:
Internet related companies	7	44
Other	1,252	1,970

	1,259	2,014

	$42,249	$6,422

	December 31,
	2007	2006
	(In thousands)

Gross unrealized holding gains on available-for-sale securities:
Equity securities	$158	$78
Less — deferred tax expense	(17)	(12)

Unrealized gains on available-for-sale securities included in stockholders’ equity (deficit)	$141	$66

(a) On August 21, 2007, $25.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and remain outstanding. On August 24, 2007, $23.0 million of similar investments matured but were not redeemed and remain outstanding. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption due to their assertion that these events did not constitute events that would trigger a redemption obligation. The combined total of the investments that were not

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemed and remain outstanding is $48.2 million, including accrued interest. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Consolidated Balance Sheet at December 31, 2007.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the Company’s medium term notes to be backed by a pool of assets that are generally similar to those backing the $11.1 million held by the Company and which were originally held by a number of special purpose entities, while the remaining $37.1 million of the Company’s medium term notes are expected to be backed by assets held by the specific special purpose entities that originally issued the Canadian CP. The stated objective of the investor committee is to complete the restructuring process by March 31, 2008. To facilitate the restructuring, commercial paper investors, sponsors of the special purpose entities and other stakeholders agreed to a standstill agreement which has been extended and is likely to continue to be extended until the restructuring process is complete. The Company cannot predict the ultimate outcome of the restructuring effort, but expects its investment will be converted into medium term notes. However, it is possible that the restructuring effort will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available, however, the Canadian CP continues to be rated R1 (High, Under Review with Developing Implications) by Dominion Bond Rating Service. The Company has estimated the fair value of the Canadian CP assuming the agreement in principle is approved. The Company has employed a valuation model to estimate the fair value for the $11.1 million of Canadian CP that will be exchanged for medium term notes backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the Canadian CP incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value of the $37.1 million of Canadian CP that will be exchanged for medium term notes backed by assets held by specific special purpose entities was estimated using prices of securities similar to those the Company expects to receive.

During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million to the estimated fair value of the Canadian CP. The assumptions used in determining the estimated fair value reflect the terms of the December 23, 2007 agreement in principle described above. The Company’s valuation assumes that the replacement notes will bear interest rates similar to short-term instruments and that such rates would otherwise be commensurate with the nature of the underlying assets and their associated cash flows. Assumptions have also been made as to the amount of restructuring costs that the Company will bear. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes, whether an active market will develop for the Canadian CP or any replacement notes and other outcomes of the restructuring process could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property, Plant and Equipment

	December 31,
	2007	2006
	(In thousands)

Land	$9,053	$9,510
Building and leasehold interests	93,681	101,122
Machinery and equipment	204,192	194,903
Construction in progress	2,599	6,428
Less: accumulated depreciation	(146,170)	(133,595)

	$163,355	$178,368

Depreciation of property, plant and equipment totaled $20.4 million, $22.0 million and $18.7 million in 2007, 2006 and 2005, respectively.

(7)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Total
(In thousands)

Balance as of January 1, 2006	$124,104
Adjustments of excess acquisition reserves	(69)
Acquisition	266

Balance as of December 31, 2006 and 2007	$124,301

The Company’s amortizable intangible assets consist of subscriber and advertiser relationships. The components of amortizable intangible assets at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Subscriber and advertiser relationships:
Gross carrying amount	$135,880	$135,880
Accumulated amortization	(47,645)	(43,289)

Net book value	$88,235	$92,591

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $4.4 million and $4.4 million, respectively. Future amortization of intangible assets is expected to approximate $4.4 million per year from 2008 through 2012.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Other Assets

	December 31,
	2007	2006
	(In thousands)

Deferred financing costs	$—	$123
Capitalized direct response advertising costs, net of accumulated amortization (Note 16(b))	—	16,193
Receivable from Bradford Publishing Co. (Note 22(f))	—	3,430
Other	1,249	2,178

	$1,249	$21,924

(9)	Accounts Payable and Accrued Expenses

	December 31,
	2007	2006
	(In thousands)

Accounts payable	$34,067	$30,821
Accrued expenses:
Labor and benefits	28,665	30,543
Accrued interest	—	30
Professional fees	9,848	19,070
Current pension and postretirement liability	6,478	6,455
Other	33,563	23,249

	$112,621	$110,168

(10)	Long-Term Debt

	December 31,
	2007	2006
	(In thousands)

Hollinger International Publishing Inc.:
9% Senior Notes due 2010	$—	$6,000
Other debt	38	908

	38	6,908
Less:
Current portion included in current liabilities	35	867

	$3	$6,041

On October 1, 2007, the Company repurchased the remaining $6.0 million of the Company’s 9% Senior Notes due 2010 (the “9% Senior Notes”) at 101% of face value plus accrued and unpaid interest. The total amount paid was $6.2 million. The Company was required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes due to the actions taken by Hollinger Inc. as described in Note 22.

Interest paid in 2007, 2006 and 2005 was $0.5 million, $0.7 million and $1.0 million, respectively.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Leases

The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $5.6 million, $5.9 million and $6.5 million in 2007, 2006 and 2005, respectively.

Minimum lease commitments at December 31, 2007 are as follows:

(In thousands)

2008	$5,560
2009	4,760
2010	3,935
2011	3,784
2012	3,880
Thereafter	28,397

$50,316

(12)	Financial Instruments

(a)	Fair Values

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

The carrying values of all financial instruments at December 31, 2007 and 2006 approximate their estimated fair values.

(b)	Derivative Financial Instruments

The Company may enter into various swap, option and forward contracts from time to time when management believes conditions warrant. Such contracts are limited to those that relate to the Company’s actual exposure to commodity prices, interest rates and foreign currency risks. If, in management’s view, the conditions that made such arrangements worthwhile no longer exist, the contracts may be closed. The Company currently has no derivative financial instruments in place.

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

Conrad M. Black (“Black”) and each of his controlled affiliates and Hollinger Inc., are considered “exempt stockholders” under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston Corporation Limited (“Ravelston”) or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and Ravelston Management, Inc. (“RMI”), seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board’s Corporate Review Committee amended the SRP to include the receiver, RSM Richter Inc., which was appointed by the Ontario Superior Court of Justice as the receiver of Ravelston’s assets (the “Receiver”) as an “exempt stockholder” for purposes of the SRP.

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

On May 17, 2006, the Company announced that its Board of Directors authorized the repurchase of common stock utilizing approximately $8.2 million of proceeds from the sale of Hollinger Digital LLC (see Note 2) and $9.6 million of proceeds from stock options exercised in 2006. In addition, on June 13, 2006 the Company

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

announced that its Board of Directors had authorized an additional $50.0 million for the repurchase of common stock. Through December 31, 2006, the Company repurchased approximately 6.0 million shares for approximately $45.7 million, including related transaction fees, out of the $67.8 million authorized subsequent to the program announced on March 15, 2006. The Company has not purchased any treasury shares in 2007 and has no active program in place to acquire shares for treasury.

The Company issued approximately 1.5 million shares of its Treasury Stock in respect of options exercised or shares issued in respect of deferred stock units (“DSU’s”) vesting through December 31, 2006. Proceeds received from the exercise of options were then used to repurchase Treasury Stock as discussed above. During 2007, the Company issued approximately 0.3 million shares of Treasury Stock in respect of DSU’s vesting through December 31, 2007 and issued approximately 0.1 million shares in January 2008 in respect of DSU’s vesting through December 31, 2007.

Dividends and Dividends Payable

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

(14)	Stock-Based Compensation

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

In 1999, the Company repriced a series of stock options which had originally been issued in 1998. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), these repriced options effectively change to a variable stock option award and are subject to recognition as a compensation expense. Accordingly, the stock-based compensation determined for this repriced series of options for 2005 amounted to income of $0.3 million.

The Company has not granted any new stock options since 2003. Stock compensation expense recognized in 2005 represents the variable expense of the stock options modified in prior periods, the amortization of DSU’s over the vesting period and the modification of certain options as discussed below.

On May 1, 2004, the Company suspended option exercises under its stock option plans until such time that the Company’s Securities and Exchange Commission (“SEC”) registration statement with respect to these shares would again become effective (the “Suspension Period”). The suspension did not affect the vesting schedule with respect to previously granted options. In addition, the terms of the option plans generally provide that participants have 30 days following the date of termination of employment with the Company to exercise options that are exercisable on the date of termination. Participants in the stock incentive plans whose employment had been terminated were provided with 30 days following the lifting of the Suspension Period to exercise options that were vested at the termination of their employment. The extension of the exercise period constituted a modification of the awards, but did not affect, or extend, the contractual life of the options.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s inability to issue common stock upon the exercise of stock options during the Suspension Period, the exercise period with respect to those stock options which would have been forfeited during the Suspension Period had been extended to a date that is 30 days following the Suspension Period. These extensions constitute amendments to the life of the stock options, for those employees expected to benefit from the extension, as contemplated by FIN 44. Under FIN 44, the Company is required to recognize compensation expense for the modification of the option grants. The additional compensation charge for the affected options, calculated as the difference between the intrinsic value on the award date and the intrinsic value on the modification date, amounted to $0.5 million for 2005.

On April 27, 2006, the Company filed with the SEC a Form S-8 registering shares to be issued under the 1999 Stock Plan and the registration statements for the Company’s stock incentive plans were effective as of that date. The Company notified option grantees that the Suspension Period would end on May 1, 2006 related to vested options under the Company’s stock incentive plans.

Stock option activity with respect to the Company’s stock option plans was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(Months)	(In thousands)

Options outstanding at December 31, 2006	698,460	$8.11
Options granted	—	$—
Options exercised	—	$—		$—

Options forfeited	(302,735)	$(8.01)
Options expired	—	$—

Options outstanding at December 31, 2007	395,725	$8.19	42	$—

Options exercisable at December 31, 2007	395,725	$8.19	42	$—

The following table summarizes information about the stock options outstanding as of December 31, 2007:

		Options		Options Exercisable
	Number	Outstanding		Number
	Outstanding at	Weighted-Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted-Average
Range of Exercise Prices	2007	Contractual Life	Exercise Price	2007	Exercise Price

$ 6.69 - $ 8.67	293,093	3.88 years	$7.45	293,093	$7.45
$10.17 - $10.66	102,632	2.53 years	$10.29	102,632	$10.29

$ 6.69 - $10.66	395,725	3.53 years	$8.19	395,725	$8.19

Other information pertaining to stock option activity was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Total intrinsic value of stock options exercised	$—	$1,047	$—

The fair value of stock options was estimated using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the remaining vesting period of such awards. As the Company has not granted any new stock options after 2003, the expense recognized for 2006 largely represents the service expense related to previously granted, unvested awards. The remaining cost related to the unvested options was

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in January 2007. The Company had no unrecognized cost related to non-vested options at December 31, 2007.

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

Deferred Stock Units

Pursuant to the 1999 Stock Plan, the Company issues DSU’s, each of which are convertible into one share of Class A Common Stock. The value of the DSU’s on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter. The DSU’s are reflected in the basic earnings per share computation upon vesting. As of December 31, 2007, 1,020,828 DSU’s are fully vested, in respect of which 513,390 shares of stock have not been delivered and the Company has approximately $3.1 million of unrecognized compensation cost related to non-vested DSU’s. All non-vested DSU’s have a contractual vesting period of 10 months to 3 years and the remaining unrecognized compensation cost is expected to be recognized through 2010.

On December 16, 2004, from the proceeds of the sale of the Company’s U.K. operations, the Board of Directors declared a special dividend of $2.50 per share on the Company’s Class A and Class B Common Stock paid on January 18, 2005 to holders of record of such shares on January 3, 2005, in an aggregate amount of approximately $226.7 million. On January 27, 2005, the Board of Directors declared a second special dividend of $3.00 per share on the Company’s Class A and Class B Common Stock paid on March 1, 2005 to holders of record of such shares on February 14, 2005, in an aggregate amount of approximately $272.0 million. Following the special dividends paid in 2005, pursuant to the underlying stock option plans, the outstanding grants under the Company’s stock incentive plans, including DSU’s, have been adjusted to take into account this return of cash to existing stockholders and its effect on the per share price of the Company’s Class A Common Stock. As a result, DSU’s increased from 262,488 to 355,543 units and the number of shares potentially issuable pursuant to outstanding options increased from approximately 3.2 million shares before the adjustment to approximately 4.6 million shares after the adjustment.

On January 26, 2005, the Company granted 134,015 DSU’s (adjusted for special dividends), on March 14, 2005, the Company granted 20,000 DSU’s and on December 9, 2005, the Company granted 253,047 DSU’s that vest in 25% increments on each anniversary date with immediate vesting upon: a change in control as defined in the agreement; retirement (with certain restrictions); or death or permanent disability. These DSU’s, with a fair value on the dates granted of approximately $3.9 million, have been fully expensed. The Company was ratably expensing 100,764 DSU’s during 2005, which were to be issued in January 2006 with an estimated value of $1.0 million, pursuant to an employment contract covering the year ended December 31, 2005. The employment contract was amended in December 2005, such that the DSU’s would no longer be issued. The Company reversed the expense associated with these DSU’s in the fourth quarter of 2005. In addition, the Company expensed approximately $0.1 million in 2005 related to 12,424 DSU’s pursuant to this contract, which were unconditionally issuable in November 2005.

The Company recognized $2.4 million and $2.3 million in stock-based compensation in 2007 and 2006, respectively, related to DSU’s. On August 1, 2007, the Company announced it received notice from Hollinger Inc.,

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s controlling stockholder, that certain corporate actions with respect to the Company had been taken by written consent. These actions included increasing the size of the Board of Directors with vacancies being filled by stockholders having a majority interest. As a result of the change in control, approximately 165,000 outstanding DSU’s that were not yet vested became vested, which resulted in stock compensation expense of $1.0 million in 2007.

Non-vested DSU activity was as follows:

		Weighted-Average		Aggregate
	Number of	Grant Date	Weighted-Average	Intrinsic
	Units	Fair Value	Remaining Term	Value
			(Months)	(In thousands)

Unvested at December 31, 2006	215,335	$7.97
DSU’s granted	2,631,954	$1.50
DSU’s vested	(513,342)	$(4.63)		$1,551

DSU’s forfeited	(17,672)	$(9.99)

Unvested at December 31, 2007	2,316,275	$1.34	24	$5,096

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Total fair value of DSU’s granted	$3,938	$975	$4,036

Intrinsic value of DSU’s vested	$1,551	$1,481	$483

(15)	Employee Benefit Plans

Defined Contribution Plans

The Company sponsors three domestic defined contribution plans, all of which have provisions for Company contributions. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $2.2 million, $2.6 million and $2.5 million, respectively.

Defined Benefit Plans

During 2006, the FASB issued SFAS No. 158 that requires implementation in fiscal years ending after December 15, 2006. SFAS No. 158 amends SFAS Nos. 87, 88, 106 and 132R but retains most of the measurement and disclosure requirements and does not change the amounts recognized in the income statement as net periodic benefit cost. The Company adopted the SFAS No. 158 requirements for the December 31, 2006 financial statements and disclosures.

SFAS No. 158 required the Company to 1) recognize the funded status of Pension and Other Postretirement Plans in its Consolidated Balance Sheets, measured as the difference between the plan assets at fair value and the projected benefit obligation, 2) classify, as a current liability, the amount by which the benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of plan assets 3) recognize as a component of “Other comprehensive income (loss),” net of tax, the unrecognized actuarial gains and losses, prior service costs and transition obligations that arise during the period but are not recognized as components of net periodic benefit cost, 4) measure the plan assets as of the date of the Company’s fiscal year end and 5) disclose additional information as to the effect on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains and losses, prior service costs and transition obligations.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of adopting SFAS No. 158 as of December 31, 2006, the Company recorded a reduction in stockholders’ equity via a charge to the “Pension adjustment” component of accumulated other comprehensive income (loss) of $29.3 million, net of deferred income taxes of $17.0 million, to recognize the unfunded portion of its defined benefit pension plans and other postretirement benefit plans liabilities.

The Company has seven domestic and six Canadian single-employer defined benefit pension plans and six domestic and two Canadian supplemental retirement arrangements. The Company’s contributions to these plans for the years ended December 31, 2007, 2006 and 2005 were approximately $7.2 million, $3.3 million and $6.1 million, respectively, and it expects to contribute approximately $10.5 million to these plans in 2008.

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

The components of net periodic benefit cost (credit) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)

Service cost	$1,305	$1,526	$2,169
Interest cost	18,456	18,653	17,625
Expected return on plan assets	(26,158)	(25,609)	(22,471)
Amortization of losses	2,666	2,825	3,126
Settlement and curtailment (gain) loss	458	(67)	—
Amortization of transitional obligation	112	112	112
Amortization of prior service costs	183	198	190

Net periodic benefit cost (credit)	$(2,978)	$(2,362)	$751

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the reconciliation of the benefit obligation as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Benefit obligation at the beginning of the year	$348,179	$342,036
Service cost	1,305	1,526
Interest cost	18,456	18,653
Participant contributions	5	81
Currency translation differences	43,770	(189)
Settlements and transfers	(1,380)	1,152
Actuarial (gain) loss	(16,029)	17,780
Curtailment gain	—	(224)
Benefits paid	(30,934)	(32,636)

Benefit obligation at the end of the year	363,372	348,179

Fair value of plan assets at the beginning of the year	351,624	348,296
Actual return on plan assets	34,628	31,337
Currency translation differences	51,271	24
Settlements and transfers	(1,388)	1,190
Employer contributions	7,249	3,332
Participant contributions	5	81
Benefits paid	(30,934)	(32,636)

Fair value of plan assets at the end of the year	412,455	351,624

Funded status	$49,083	$3,445

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2007	2006
	(In thousands)

Prepaid pension asset	$89,512	$49,645
Pension liability included in current liabilities	$(3,993)	$(4,489)
Pension liability included in noncurrent liabilities	$(36,436)	$(41,711)
Accumulated other comprehensive loss, before income taxes	$59,070	$78,826

Amounts recognized in Accumulated other comprehensive loss, before income taxes consist of:

	December 31,
	2007	2006
	(In thousands)

Net actuarial losses	$56,907	$76,521
Prior service costs	1,240	1,270
Net transition obligation	923	1,035

	$59,070	$78,826

Accumulated other comprehensive loss, before taxes in 2007 included net actuarial gains of $24.5 million, foreign currency translation losses of $8.2 million, settlement and curtailment losses recognized of $0.4 million and

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of net actuarial losses, prior service costs and net transition obligation of $2.7 million, $0.2 million and $0.1 million, respectively.

The estimated net actuarial losses, prior service costs and net transition obligation for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $1.0 million, $0.2 million and $0.1 million, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	December 31,
	2007	2006
	(In thousands)

Projected benefit obligation	$111,084	$117,229
Accumulated benefit obligation	$107,841	$113,754
Fair value of plan assets	$70,655	$71,029

Information for pension plans with plan assets in excess of the accumulated benefit obligation as of December 31:

	December 31,
	2007	2006
	(In thousands)

Projected benefit obligation	$252,288	$230,950
Accumulated benefit obligation	$252,288	$230,950
Fair value of plan assets	$341,800	$280,595

Assumptions

The ranges of assumptions are as follows:

	December 31,
	2007	2006	2005

Discount rate	5.50 - 6.25%	5.00 - 5.75%	5.50 - 6.25%
Expected return on plan assets	5.50 - 8.00%	5.50 - 8.25%	5.25 - 8.25%
Compensation increase	3.0%	3.0%	3.0% - 4.0%

Weighted-average assumptions used to determine plan benefit obligations at December 31:

	Pension Benefits
	2007	2006

Discount rate	5.67%	5.18%
Rate of compensation increase	2.53%	2.47%

Weighted-average assumptions used to determine plan net periodic benefit cost for the years ended December 31:

	Pension Benefits
	2007	2006	2005

Discount rate	5.67%	5.18%	5.49%
Expected long-term return on plan assets	6.53%	7.22%	7.23%
Rate of compensation increase	2.53%	2.47%	3.02%

The discount rate is based on yield curves derived from AA corporate bond yields with terms similar to the projected benefit payment duration of the benefit plans. The Company used a building block approach to determine its current assumption of the long-term expected rate of return on pension plan assets. Based on historical market

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

studies, the Company’s long-term expected returns range from 5.50% to 8.00%. The Company’s current target asset allocation for pension plan assets is 50% in equity securities and 50% in debt and other securities.

Pension Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Plan Assets at
	December 31,
Asset Category	2007	2006

Equity securities	55.9%	48.2%
Debt securities	38.2%	46.7%
Other	5.9%	5.1%

Total	100.0%	100.0%

The Plans’ pension investment objectives have been designed to provide a long-term investment return greater than the actuarial assumption and maximize investment return commensurate with appropriate levels of risk.

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

During 2006, the Company has adopted the requirements of SFAS No. 158. SFAS No. 158 amends SFAS No. 106 but retains most of the measurement and disclosure requirements and does not change the amounts recognized in the income statement as net periodic benefit cost. SFAS No. 158 does not amend SFAS No. 112.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)

Service cost	$10	$27	$21
Interest cost	1,103	1,357	1,325
Amortization of gains	(1,782)	(788)	(907)

Net periodic postretirement benefit cost (credit)	$(669)	$596	$439

The table below sets forth the reconciliation of the accumulated postretirement benefit obligation:

	December 31,
	2007	2006
	(In thousands)

Accumulated postretirement benefit obligation at the beginning of the year	$29,476	$36,754
Service cost	10	27
Interest cost	1,103	1,357
Actuarial gains	(2,495)	(6,171)
Benefits paid	(2,146)	(2,032)
Currency translation differences	4,977	(459)

Accumulated postretirement benefit obligation at the end of the year	30,925	29,476
Fair value of plan assets at the end of the year	2,008	2,005

Unfunded status	$28,917	$27,471

As a result of the Company adopting the requirements of SFAS No. 158 in 2006, unrecognized gains and losses are recognized as a component of other comprehensive income, net of tax. The unrecognized gains and losses were previously included as a component of the postretirement liability. In addition, the amount of benefits included in the postretirement benefit obligation that are payable in the next twelve months are classified as a current liability. The Company previously included these obligations in other liabilities.

	December 31,
	2007	2006
	(In thousands)

Unfunded status, included in current liabilities	$2,400	$1,966

Unfunded status, included in other liabilities	$26,517	$25,505

Unrecognized net gain, included in accumulated other comprehensive income, net of tax	$11,515	$6,011

Unrecognized net gain, before taxes in accumulated other comprehensive income in 2007 included net actuarial gains of $1.0 million, foreign currency translation gains of $1.7 million and amortization of net actuarial gains of $0.6 million.

The estimated net actuarial gain for the postretirement benefits plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.7 million.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.50% and 5.0% as of December 31, 2007 and 2006, respectively. The weighted average discount rate used in determining the net periodic benefit cost was 5.0% for 2007 and 2006. The discount rate is based on yield curves

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derived from AA corporate bond yields with terms similar to the projected benefit payment duration of the benefit plans. Generally, benefits under the plan are paid for by the Company’s contributions to the Plan and the Company expects the contributions in 2008 to approximate those in 2007.

	2007	2006

Healthcare cost trend assumed next year	7.4%	8%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5%	5%
Year that rate reaches ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligation as of December 31, 2007 would have increased $1.3 million (2006 — $1.2 million) and the effect of this change on the aggregate of service and interest cost for 2007 would have been an increase of $0.1 million (2006 — $0.1 million). If the health care cost trend rate was decreased 1%, the accumulated postretirement benefit obligation as of December 31, 2007 would have decreased by $1.2 million (2006 — $1.0 million) and the effect of this change on the aggregate of service and interest cost for 2007 would have been a decrease of $0.1 million (2006 — $0.1 million).

Pension and Other Benefit Payments

The following table presents the expected future benefit payments to be paid by the pension and postretirement plans during the ensuing five years and five years thereafter:

	Pension	Postretirement
Year	Benefits	Benefits
	(In thousands)

2008	$33,489	$2,400
2009	$31,109	$2,475
2010	$30,549	$2,534
2011	$29,993	$2,582
2012	$29,554	$2,615
2013-2017	$139,462	$13,159

(16)	Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Reorganization costs (Note 3)	$6,352	$9,201	$—
Severance expense	405	2,642	117
Write-off of capitalized direct response advertising costs(a)	15,191	—	—
Write-off of capitalized software(b)	1,487	882	—
Costs related to outsourcing of certain newspaper distribution activities, including severance	1,770	—	—

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Write-off of Capitalized Direct Response Advertising Costs

The Company follows the accounting methodology set forth in Statement of Position 93-7 “Reporting on Advertising Costs” (“SOP 93-7”). Changes in the Company’s business practices and the Company’s expectations as to the effect of economic trends and consumer demand for the Company’s products, as indicated by recent declines in circulation and related advertising revenue, indicate that the benefit period of these direct response advertising costs can best be described as indeterminate and will be expensed as incurred.

The Company has therefore determined that its direct response advertising costs are impaired under the belief that the subscription life can not be assumed to exceed the initial subscription period (again reflective of an indeterminate subscription life in the current environment). As a result, the Company can no longer conclude that direct response advertising costs result in probable future economic benefits as contemplated in SOP 93-7 and the Company has further concluded that the capitalized costs are impaired and have therefore been written off.

(b) Write-off of Capitalized Software

Relates to software development projects that were halted and cancelled.

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Bad debt expense related to loan to subsidiary of Hollinger Inc.(a)	$33,685	$—	$—
Loss on sale of newspaper operations(b)	13,603	—	—
Severance expense	(176)	6,954	1,125
Unclaimed property costs	—	2,000	—

(a)	Bad Debt Expense Related to Loan to Subsidiary of Hollinger Inc.

Represents bad debt expense related to a loan to a subsidiary of Hollinger Inc. discussed in detail in Note 22(c). The Company’s collateral for the loan is subordinated to certain obligations of Hollinger Inc. which initiated a court supervised restructuring under the Companies Creditors Arrangement Act (Canada) and a companion proceeding in the U.S. pursuant to Chapter 15 of the U.S. Bankruptcy Code.

(b)	Loss on Sale of Newspaper Operations

Represents an adjustment of estimated net proceeds to be received related to a sale in prior years.

(17)	Indemnification, Investigation and Litigation Costs, Net of Recoveries

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company has recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Consolidated Statement of Operations for the year ended December 31, 2007. The remaining $8.5 million represents the collection of certain notes receivable.

				Incurred Since
	Year Ended December 31,			Inception through
	2007	2006	2005	December 31, 2007(5)
	(In thousands)

Special Committee investigation costs(1)	$6,216	$4,743	$19,044	$63,680
Litigation costs(2)	1,533	6,376	3,601	28,478
Indemnification fees and costs(3)	47,776	18,949	23,363	109,714
Recoveries(4)	(47,718)	(47,475)	(32,375)	(127,568)

	$7,807	$(17,407)	$13,633	$74,304

(1)	Costs and expenses arising from the Special Committee investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings (the “Delaware Litigation”).

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates who are defendants in the litigation brought by the Company or in the criminal proceedings. See Note 21(a) “Black v. Hollinger International Inc.”

(4)	Represents recoveries including $47.7 million related to a settlement with Radler described above, $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of $1.7 million and $31.5 million recognized in 2004 and 2003, respectively, which were recorded in “Other income (expense), net”, and interest related to various recoveries and settlements of $15.8 million which was recorded in “Interest and dividend income”. Total recoveries, including interest, aggregate $176.6 million. In addition, the Radler settlement resulted in the collection of $8.5 million of notes receivable.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative net costs from that date.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Other Income (Expense), Net

	December 31,
	2007	2006	2005
	(In thousands)

Loss on extinguishment of debt(a)	$(60)	$—	$—
Expenses related to FDR Collection(b)	—	—	(795)
Write-down of investments(c)	(12,200)	—	—
Foreign currency gains (losses), net	(16,569)	2,943	(2,171)
Legal settlement	—	—	(800)
Gain (loss) on sale of investments	1,019	(76)	2,254
Equity in losses of affiliates	(184)	(259)	(1,752)
Other	150	34	(575)

	$(27,844)	$2,642	$(3,839)

(a)	In 2007, the Company retired $6.0 million of its 9% Senior Notes and recognized a premium for early redemption. See Note 10.

(b)	In 2005, the Company paid the State of New York approximately $0.8 million to settle a claim that the Company was liable for sales taxes related to acquisitions of papers and other memorabilia of President Franklin Delano Roosevelt.

(c)	In 2007, the Company recorded a $12.2 million impairment charge related to the valuation of its Canadian CP. See Note 5.

(19)	Income Taxes

Total income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows:

	2007	2006	2005
	(In thousands)

Income tax expense (benefit) allocated to:
Loss from continuing operations before income taxes	$(420,888)	$57,431	$42,467
Income from discontinued operations	1,066	35,173	13,778
Other comprehensive income (loss) — foreign currency translation adjustments	106	(4)	757
Other comprehensive income (loss) — unrealized holding gain (loss) on marketable securities	2	(665)	(2,467)
Other comprehensive income (loss) — pension adjustment	8,166	3,117	(1,430)

	$(411,548)	$95,052	$53,105

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) allocated to loss from continuing operations before income taxes for the years shown below consists of:

	Current	Deferred	Total
	(In thousands)

Year ended December 31, 2007:
U.S. federal	$(11,509)	$116,590	$105,081
Foreign	(556,833)	460	(556,373)
State and local	—	30,404	30,404

	$(568,342)	$147,454	$(420,888)

Year ended December 31, 2006
U.S. federal	$3,910	$12,091	$16,001
Foreign	43,138	(5,222)	37,916
State and local	606	2,908	3,514

	$47,654	$9,777	$57,431

Year ended December 31, 2005:
U.S. federal	$(4,279)	$22,327	$18,048
Foreign	19,442	4,327	23,769
State and local	(2,599)	3,249	650

	$12,564	$29,903	$42,467

U.S. and foreign components of loss from continuing operations before income taxes are presented below:

	2007	2006	2005
	(In thousands)

U.S.	$(121,511)	$(29,351)	$(6,241)
Foreign	(29,346)	9,152	3,177

	$(150,857)	$(20,199)	$(3,064)

Total income taxes paid during the years ended December 31, 2007, 2006 and 2005 amounted to $33.3 million, $23.3 million and $184.4 million, respectively.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) allocated to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for 2007, 2006 and 2005 as a result of the following:

	2007	2006	2005
	(In thousands)

Income tax benefit at federal statutory rate	$(52,800)	$(7,070)	$(1,073)
Impact of taxation at different foreign rates	4,191	(1,725)	143
U.S. state and local income tax benefit, net of federal tax impact	(8,298)	(1,462)	(550)
Tax impacts of the disposition and liquidation of Canadian operations, including book and tax basis differences, foreign exchange differences and related items	—	(10,551)	(7,431)
Provision for tax contingencies	—	29,042	607
Reduction of tax contingency accruals due to the resolution of uncertainties(a)	(578,530)	(39,297)	(16,194)
Reversal of U.S. deferred tax benefits related to disposition and liquidation of Canadian operations(b)	157,344	—	—
Interest on tax contingency accruals, net of federal tax benefit on a portion thereof	47,967	81,523	53,680
Items non-deductible or non-includible for income tax purposes	4,228	831	(2,817)
U.S. income tax expense (benefit) on intercompany and other transactions involving non-U.S. operations(a)	(28,797)	2,241	4,621
Increase in valuation allowance, net(c)	35,374	5,366	8,894
Other, net	(1,567)	(1,467)	2,587

Income tax expense (benefit) allocated to loss from continuing operations	$(420,888)	$57,431	$42,467

(a)	During 2007, the Company reached an agreement with the Canada Revenue Agency (“CRA”) settling certain tax issues largely related to the disposition of certain Canadian operations in 2000. As a result of the settlement, the Company reduced its tax contingency accruals by $571.8 million and recorded a U.S. tax benefit of $14.9 million related to the deduction arising from the settlement.

(b)	The Company had recorded deferred tax assets for the U.S. tax benefits that were related to the 2000 disposition and liquidation of Canadian operations. Upon the settlement of the Canadian tax issues with the CRA, the Company reversed the U.S. deferred tax asset of $157.3 million and the corresponding valuation allowance.

(c)	The net increase in the valuation allowance in 2007 includes the effects of the following significant transactions. The Company recorded $193.5 million of increases in the valuation allowance to conform with its accounting policy that requires deferred tax assets be reduced to a level where they are more likely than not to be realized. The Company recorded a reduction of the valuation allowance in the amount of $157.3 million as described in (b) above.

“Deferred income tax liabilities” presented as non-current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax liabilities	$106,907	$139,240
Deferred tax assets, net of valuation allowance	(48,564)	(112,266)

	$58,343	$26,974

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets attributable to:
Accounts receivable, principally due to allowance for doubtful accounts	$2,087	$1,304
Bad debt allowance on loan to subsidiary of Hollinger Inc.	13,474	—
Accrued expenses	20,502	13,012
Postretirement obligations	15,365	18,198
Investments	20,796	12,911
Net operating loss carryforwards	38,508	5,261
Claims for restitution	43,964	58,252
U.S. tax benefit related to disposition and liquidation of Canadian operations	10,849	167,140
Accrued interest and state income tax effects related to income tax contingent liabilities included in “Other tax liabilities”(a)	93,000	—
Capital loss carryovers	6,745	17,521
Other	20,898	14,180

Deferred tax assets	286,188	307,779
Less valuation allowance	(237,624)	(195,513)

Net deferred tax assets	$48,564	$112,266

Deferred tax liabilities attributable to:
Property, plant and equipment, principally due to differences in depreciation and deferred gain on exchange of assets	$59,649	$76,249
Pension assets	23,502	11,148
Deferred gain on disposition of Canadian Newspaper Operations	21,146	21,146
Deferred tax on settlement	—	20,047
Other	2,610	10,650

Deferred tax liabilities	$106,907	$139,240

(a)	At December 31, 2006, deferred tax assets of $75.6 million attributable to the U.S. Federal tax benefit related to interest and state income tax temporary differences had been netted directly against the accruals for those income tax contingent liabilities in “Other tax liabilities.”

The valuation allowance relates to tax benefits of future deductible temporary differences and net operating and capital loss carry-forwards. Management believes that it is more likely than not that such benefits will not be fully realized, due to the inability to depend on the generation of taxable income from future operations to realize such benefits.

At December 31, 2007, the Company had approximately $22.4 million of Canadian net operating loss carryforwards, which will expire in varying amounts from December 31, 2008 through December 31, 2015. As a result of the disposition of Canadian operations in 2006, excess capital losses of $34.9 million were realized and are available for carryforward. There is no expiration for the capital loss carryforward.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had approximately $62.3 million of U.S. net operating loss carryforwards, which will expire in 2027.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company has made significant progress in resolving or settling certain tax issues, the remaining items under the caption “Other tax liabilities” in the accompanying Condensed Consolidated Balance Sheet at December 31, 2007 have not sufficiently advanced to the degree or with the level of finality that would cause the Company to adjust its accruals for income tax liabilities under the “more likely than not” criteria pursuant to FIN 48.

FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007(a)	$717,067
Reduction due to settlement with CRA	(377,798)
Additions for tax provisions of prior year(b)	16,891
Reclassification of recoverable income taxes(c)	12,102

Balance at December 31, 2007	$368,262

(a)	At January 1, 2007, the unrecognized tax benefits were included in “Income taxes payable and other tax liabilities” ($627.4 million) and “Other tax liabilities” ($385.4 million). U.S. federal deferred tax assets of $75.6 million attributable to interest and state income tax temporary differences had been presented as reductions of the income tax contingency accruals. (At December 31, 2007, the corresponding U.S. deferred tax assets of $93.0 million are presented as gross deferred tax assets).

(b)	Gives effect to contingent tax liabilities for tax positions that relate only to matters involving the timing of tax return inclusion. Because of deferred tax accounting, changes in the timing of inclusion of items in tax returns would not have a material impact on annual effective tax rates.

(c)	Gives effect to the reclassification of recoverable income taxes that had been presented as a reduction of “Income taxes payable and other tax liabilities” at January 1, 2007.

Other than the $16.9 million presented as “Additions for tax provisions of prior years,” substantially all of the unrecognized tax benefits at December 31, 2007 would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had accruals of approximately $371.3 million and $228.9 million, respectively, in interest and penalties related to uncertain tax positions.

The Company files income tax returns with federal, state and foreign jurisdictions. The Company has been notified that the Internal Revenue Service (“IRS”) will examine its 2004 through 2006 federal tax returns. The Company’s 2004 through 2005 Illinois unitary tax returns are currently being examined and the 2006 return is subject to future examination. The Company’s 1998 through 2000 New York City tax returns are currently being examined.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, the Company received an examination report from the IRS setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company plans to dispute certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2008.

(20)	Earnings (Loss) per Share

The following tables reconcile the numerator and denominator for the calculation of basic and diluted income (loss) per share from continuing operations:

	Year Ended December 31, 2007
	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income from continuing operations	$270,031	80,446	$3.36
Effect of dilutive securities	—	215	—

Diluted EPS
Income from continuing operations	$270,031	80,661	$3.35

The number of potentially dilutive securities, comprised of shares issuable in respect of DSU’s and stock options, at December 31, 2007 was 2,712,000.

	Year Ended December 31, 2006
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(77,630)	85,681	$(0.91)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(77,630)	85,681	$(0.91)

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

	Year Ended December 31, 2005
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(45,531)	90,875	$(0.50)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(45,531)	90,875	$(0.50)

The effect of stock options has been excluded from the calculations for 2005 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of DSU’s and stock options, at December 31, 2005 was 4,568,580.

(21)	Commitments and Contingencies

(a)	Litigation

Litigation Involving Controlling Stockholder, Senior Management and Directors

As previously reported, on January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, Black, Radler and J.A. Boultbee (“Boultbee”), which complaint was amended on May 7, 2004, and again on October 29, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698 (the “Special Committee Action”). The second amended complaint, in which Barbara Amiel Black (“Amiel Black”), Daniel W. Colson (“Colson”) and Richard N. Perle are also named as defendants, seeks to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. The second amended complaint asserts claims for breach of fiduciary duty, unjust enrichment, conversion, fraud and civil conspiracy in connection with transactions described in the report of the Special Committee as filed on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004 (the “Report”), including, among other transactions, unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets. All defendants have answered the second amended complaint, and with their answers defendants Black, Radler, Boultbee, Amiel Black and Colson asserted third-party claims against Richard R. Burt (“Burt”), James R. Thompson (“Thompson”) and Marie-Josee Kravis. These claims seek contribution for some or all of any damages for which defendants are held liable to the Company. On January 25, 2006, the court dismissed those third-party claims, and on February 8, 2006, defendants moved for reconsideration of that decision. In addition, Black asserted counterclaims against the Company alleging breach of his stock option contracts with the Company and seeking a declaration that he may continue participating in the Company’s option plans and exercising additional options. On May 26, 2005, the Company filed its reply to Black’s counterclaims.

Ravelston and RMI asserted counterclaims against the Company and third-party claims against HCPH Co. and Hollinger International Publishing Inc. (“Publishing”). Without specifying any alleged damages, Ravelston and RMI allege that the Company has failed to pay unidentified management services fee amounts in 2002, 2003, and 2004, and breached an indemnification provision in the management services agreements. Ravelston and RMI also allege that the Company breached a March 10, 2003 “Consent Agreement” (“Consent”) between the Company and Wachovia Trust Company. The Consent provided, among other things, for the Company’s consent to a pledge and

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assignment by RMI to Wachovia Trust Company, as trustee, of the management services agreements as part of the security for Hollinger Inc.’s obligations under Hollinger Inc.’s 11 7/8% Senior Secured Notes due 2011. The Consent also provided for certain restrictions and notice obligations in relation to the Company’s rights to terminate the management services agreements. Ravelston and RMI allege that they were “third-party beneficiaries” of the Consent, that the Company breached it, and that they have incurred unspecified damages as a result. The Company believes that the Consent was not approved or authorized by either the Company’s Board of Directors or its Audit Committee of the Board of Directors (the “Audit Committee”). The Company filed a motion to dismiss these claims on August 15, 2005. On March 3, 2006, the court granted the motion to dismiss the claim based on the Consent, ruled that Ravelston and RMI are not entitled to the same management fee that they obtained in 2003 and denied the motion to dismiss the other claims. On January 26, 2006, Ravelston and RMI also asserted third-party claims against Bradford and Horizon and its affiliates. These claims seek contribution for some or all of any damages for which Ravelston and RMI are held liable to the Company.

The U.S. Attorney’s Office intervened in the case and moved to stay discovery until the conclusion of the criminal proceedings against Black and other former officers. On March 2, 2006, the court granted the motion over the Company’s objection. On July 30, 2007, after conclusion of the criminal proceedings, the Company moved for entry of a discovery schedule so that discovery could resume. On January 16, 2008, Magistrate Judge Maria Valdez denied the motion, and on January 31, 2008, the Company filed objections to that decision with United States District Judge Blanche Manning. On January 29, 2008, the U.S. Attorney’s Office filed its motion to withdraw from the civil case, and on January 31, 2008, the motion was granted.

On July 6, 2006, Hollinger Inc. filed a motion seeking permission to file a counterclaim against the Company. The proposed counterclaim alleges, among other things, fraud in connection with Hollinger Inc.’s 1995 sale to the Company of Hollinger Inc.’s interest in The Telegraph and Hollinger Inc.’s 1997 sale to the Company of certain of Hollinger Inc.’s Canadian assets. On March 30, 2007, Magistrate Judge Maria Valdez granted Hollinger Inc.’s motion over the Company’s opposition. On April 13, 2007, the Company filed objections to that decision with United States District Judge Blanche Manning. On May 14, 2007, the Company also moved to dismiss Hollinger Inc.’s counterclaims. Judge Manning has yet to rule on either the objections or the motion to dismiss.

In connection with and ancillary to the Special Committee Action, on October 12, 2006, the Company commenced an action in the Ontario Superior Court of Justice against Black, Amiel Black, Black-Amiel Management Inc. (“Black-Amiel”), Conrad Black Capital Corporation, 1269940 Ontario Limited, and 2753421 Canada Limited (the “Ontario Injunctive Action”). The Ontario Injunctive Action seeks, among other things, an injunction restraining the defendants and any persons controlled by them from transferring, removing, or otherwise disposing of any of their assets except with leave of the Ontario court. The Ontario Injunctive Action does not seek any damages. On February 6, 2007, the Court denied the Blacks’ motion to dismiss the Ontario Injunctive Action, and stayed the Action. On April 12, 2007, the Ontario Superior Court of Justice denied the Company’s motion for leave to appeal that decision. The Ontario Injunctive Action remains pending.

On March 16, 2007, the Company entered into settlement agreements with Radler, and his wholly-owned company, North American Newspapers Ltd. (f/k/a FD Radler Ltd.), and the publishing companies Horizon and Bradford. Under the settlements, the Company has received $63.4 million in cash (i) to settle the Company’s claims against Radler, Horizon, and Bradford; (ii) to settle potential additional claims against Radler related to the Special Committee’s recent findings regarding backdated stock options; and (iii) to satisfy Horizon’s and Bradford’s debts to the Company. Upon motion by the Company, the claims in the Special Committee Action against Radler were subsequently dismissed.

Black v. Hollinger International Inc.

As previously reported, on May 13, 2005, Black filed an action against the Company in the Court of Chancery of the State of Delaware in regard to the advancement of fees and expenses in connection with his engagement of Williams & Connolly LLP to represent him in the investigations of Black by the U.S. Department of Justice and the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC. In his initial complaint, Black sought payment of $6.8 million in legal fees allegedly already incurred, plus interest, and a declaration that he is entitled to advancement of 100% of Williams & Connolly’s legal fees going forward in connection with the two investigations, notwithstanding the June 4, 2004 Stipulation and Final Order in which the Company and Black agreed that the Company would advance only 50% of Black’s legal fees. In its response, filed on June 8, 2005, the Company brought counterclaims against Black for breach of contract in failing to repay money advanced to him in connection with Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings, and seeking a declaration that the Company is no longer obligated to advance fees to Black because he repudiated his undertaking to repay money advanced in connection with the Delaware Litigation and because of the court’s findings in the Delaware Litigation that he breached his fiduciary and contractual duties to the Company. In the alternative, the Company sought a declaration that Black is entitled to advancement of only 50% of the Williams & Connolly LLP fees under the June 4, 2004 Stipulation and Final Order. The Company also filed a third-party claim against Hollinger Inc. seeking equitable contribution from Hollinger Inc. for fees that the Company has advanced to Black, Amiel Black, Radler and Boultbee.

In March 2006, Black and the Company reached an agreement to settle the claims asserted against each other. Pursuant to the settlement agreement, the Company has advanced approximately $4.4 million for legal bills previously submitted to the Company for advancement, which reflects an offset for amounts previously advanced to Black that he was required to repay as a result of the rulings against him in the Delaware Litigation. In connection with future legal bills, the Company agreed to advance 75% of the legal fees of attorneys representing Black in the criminal case against him in the United States District Court for the Northern District of Illinois (See “— Federal Indictment of Ravelston and Former Company Officials”) and 50% of his legal fees in other matters pending against him. All such advancement was subject to Black’s undertaking that he will repay such fees if it is ultimately determined that he is not entitled to indemnification. The settlement agreement does not affect the Company’s third-party claim against Hollinger Inc.

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

On February 1, 2008, the Company brought an action in the Court of Chancery of the State of Delaware against Black, Boultbee, Mark S. Kipnis and Peter Y. Atkinson (“Atkinson”). In the action, entitled Sun-Times Media Group, Inc. v. Black, C.A. No. 3518-VCS, the Company seeks a declaration that it has no obligation to advance any of the defendants’ attorneys fees and other expenses incurred in connection with the appeals of their respective criminal convictions and sentences, and that it is entitled to repayment or setoff of legal fees and expenses that it previously advanced to each defendant in connection with the criminal counts on which they were convicted.

Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.

As previously reported, on February 10, 2004, the Company commenced an action in the Ontario Superior Court of Justice (Commercial List) against Ravelston, RMI and Hollinger Inc. This action claimed access to and possession of the Company’s books and records maintained at 10 Toronto Street, Toronto, Ontario, Canada. The parties negotiated and executed a Protocol dated March 25, 2004, providing for access and possession by the Company to the claimed records.

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

Black v. Breeden, et al.

As previously reported, five defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden (“Breeden”), Richard C. Breeden & Co. (“Breeden & Co.”), Gordon A. Paris (“Paris”), Thompson, Burt, Graham W. Savage and Raymond Seitz. The first case was filed on February 13, 2004; the second and third cases were filed on March 11, 2004; the fourth case was filed on June 15, 2004; and the fifth case was filed on October 6, 2004. The fifth case does not name Thompson and Burt as defendants but adds Paul B. Healy as a defendant. Damages in the amount of Cdn.$850.0 million are sought in the first and second cases; damages in the amount of Cdn.$110.0 million are sought in the third and fourth cases; and Cdn.$1.0 billion in general damages and Cdn.$100.0 million in punitive damages are sought in the fifth case. Black has agreed to a stay of these actions pending the determination of the proceedings and appeals with regard to the Delaware Litigation. Although such matters described above are now completed, no steps have been taken to advance these defamation actions in the Ontario Superior Court of Justice.

On February 11, 2005, Black issued a libel notice indicating his intention to issue a sixth defamation action, with the defendants being Breeden, Breeden & Co., Paris, Thompson, Burt, Graham W. Savage, Raymond Seitz, Shmuel Meitar and Henry A. Kissinger. On March 9, 2005, a statement of claim in the sixth action was issued. This action names all of the aforementioned individuals as defendants. The amount claimed in the action is Cdn.$110.0 million.

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

United States Securities and Exchange Commission v. Hollinger International Inc.

As previously reported, on January 16, 2004, the Company consented to the entry of a partial final judgment and order of permanent injunction (the “Court Order”) against the Company in an action brought by the SEC in the U.S. District Court for the Northern District of Illinois. The Court Order enjoins the Company from violating provisions of the Securities Exchange Act of 1934, including the requirements to file accurate annual reports on Form 10-K and quarterly reports on Form 10-Q and keep accurate books and records. The Court Order required the Company to have the previously appointed Special Committee complete its investigation and to permit the Special Committee to take whatever actions it, in its sole discretion, thinks necessary to fulfill its mandate. The Court Order also provides for the automatic appointment of Breeden as a special monitor (“Special Monitor”) of the Company under certain circumstances, including the election of any new person as a director unless such action is approved by 80% of the incumbent directors at the time of the election. Breeden became Special Monitor pursuant to this provision in January 2006 based on the actions of Hollinger Inc. at the Company’s 2005 Annual Meeting of Stockholders.

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

United States Securities and Exchange Commission v. Conrad M. Black, et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger Inc. seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black, Radler and Hollinger Inc. were liable for the Company’s violations of certain federal securities laws during at least this period.

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

On September 19, 2007, the court granted the SEC’s motion to lift the discovery stay and ordered the parties to complete written discovery by November 19, 2007. The parties submitted competing deposition schedules on December 17, 2007, and the court has yet to rule on the matter. On January 16, 2008, the SEC moved for summary judgment on certain of its claims against Black. Black filed his response to the motion on February 20, 2008, and the court has not yet ruled on the motion.

CanWest Arbitration

As previously reported, on December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. On February 6, 2006, approximately $17.5 million of the proceeds from the sale of the remaining Canadian Newspaper Operations was placed in escrow, to be held up to seven years, pending a final award, judgment or settlement in respect of the arbitration (“CanWest Arbitration”). There has been a series of hearings in February, April, May, June, October, November and December 2007 and January 2008. The remaining hearings are scheduled to occur during the weeks of March 31 to April 14, 2008 and June 2 to June 9, 2008. All outstanding matters are expected to be resolved through the scheduled hearings.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management Inc.

As previously reported, on December 17, 2003, CanWest and The National Post Company brought an action in the Ontario Superior Court of Justice against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. On November 30, 2004, the Company settled all but two of the matters in this action by paying The National Post Company the amount of Cdn.$26.5 million. The two remaining matters in this action have been discontinued and transferred to the CanWest Arbitration on consent of the parties.

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

Class Action Settlement

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

In addition, the Company’s insurers have deposited $24.5 million in insurance proceeds into an escrow account to fund defense costs the Company incurred in the securities class action and other litigation or other claimed loss. The insurance carriers are expected to be released from any other claims for the July 1, 2002 to July 1, 2003 policy period. The Company and other parties will then seek a judicial determination regarding how to allocate the $24.5 million in insurance proceeds among the insureds who assert claims to the proceeds. The Company and Hollinger Inc. have had negotiations concerning how any such proceeds awarded to them should be allocated

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the two companies and have agreed to resolve it through binding arbitration if an agreement can not otherwise be reached.

Other Matters

As previously reported, Stockgroup Information Systems Inc. and Stockgroup Media Inc. (collectively referred to as “Stockgroup”) commenced an action in Ontario against Hollinger Inc. and HCPH Co., alleging that Hollinger Inc. and HCPH Co. owed damages in respect of advertising credits. Stockgroup sought, jointly and severally, approximately $0.5 million from Hollinger Inc. and HCPH Co. plus interest and costs. In May 2007, Stockgroup dismissed the action against Hollinger Inc. after determining Hollinger Inc. was not a party to the contract under dispute. In January 2008, the parties settled the remaining claims in this action for an immaterial amount.

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

Historically, the Company has not made any significant indemnification payments under such agreements and does not expect to in the future; accordingly no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications if and when those losses become probable and estimable. See section (c) following.

(ii)	Letters of Credit

In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2007, letters of credit in the amount of $12.2 million ($9.3 million at December 31, 2006) were outstanding and the Company maintained compensating deposits with the issuer of $12.1 million ($7.6 million at December 31, 2006).

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

Under the Canadian Income Tax Act (“ITA”), there are limits on the deductibility by advertisers of the cost of advertising in newspapers that are not considered Canadian-owned under the ITA. The status of certain of the newspapers within the Canadian Newspaper Operations as Canadian-owned was affected by Black’s renunciation of his Canadian citizenship in June 2001. Although the Company believes that it had a structure in place that meets the ITA Canadian ownership rules for at least a portion of the period since June 2001, that structure may be challenged by the Canadian income tax authorities. Should any challenge be successful, advertisers in Canada might seek compensation for any advertising costs disallowed as a deduction. The amount of exposure, if any, cannot presently be determined. Additionally, one or more of the entities within the Canadian Newspaper Operations has received funding under a Canadian governmental program that is intended to benefit entities that are Canadian owned or controlled. It is possible that the Canadian government could seek the return of these funds as a result of Black’s renunciation of his Canadian citizenship. The total amount received under such grants from January 1, 2001 through January 31, 2006 was approximately Cdn.$4.0 million.

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

(d)	Commitments

The Company is party to a distribution agreement through August 31, 2017, which is terminable by either party upon three years notice. Base annual minimum fees payable by the Company pursuant to the agreement amount to $9.1 million.

(22)	Related-party Transactions

The following is a description of certain relationships and related-party transactions for the three years ended December 31, 2007. Most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the former directors of the Company who are the subject of the Report.

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

(b) The Company was party to management services agreements with Ravelston, pursuant to which Ravelston provided advisory, consultative, procurement and administrative services to the Company. These services agreements were assigned on July 5, 2002 to RMI. The Company and its subsidiaries have not recorded fees allegedly payable to Ravelston and RMI (including amounts reflected in discontinued operations), after 2004 pursuant to these agreements. Moffat Management Inc. (“Moffat”) and Black-Amiel had separate services agreements with the Company. The Restructuring Agreement provided for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the Restructuring Agreement, the Company notified RMI, Moffat and Black-Amiel of the termination of the services agreements effective June 1, 2004 and subsequently proposed, and recorded a charge for, a reduced aggregate management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of approximately $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company for alleged breaches of the services agreements in legal actions pending before the courts. See Note 21(a) “— Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.”

Amounts due to related parties amounted to $8.9 million and $8.0 million at December 31, 2007 and 2006, respectively, largely representing amounts payable in respect of management fees which are no longer being accrued (since June 2004).

(c) On July 11, 2000, the Company loaned $36.8 million to a subsidiary of Hollinger Inc. to fund the cash purchase by Hollinger Inc. of HCPH Special Shares. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. It was classified as “Loan to affiliate” (a long-term asset) on the Consolidated Balance Sheet at December 31, 2006. Effective January 1, 2002, the interest rate was changed from 13.0% per annum to LIBOR plus 3.0% per annum, without review by or approval of the Company’s independent directors. As of December 31, 2002, the balance, including accrued interest at the new unapproved rate, was $45.8 million. On March 10, 2003, the Company repurchased for cancellation, from a wholly owned subsidiary of Hollinger Inc., 2,000,000 shares of the Company’s Class A Common Stock at $8.25 per share for a total of $16.5 million. The Company also redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn.$146.63 per share or approximately $9.3 million. Payments for the March 10, 2003 repurchase and redemption were applied against this debt due from the Hollinger Inc. subsidiary resulting in a calculation of net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003, the date of the repayment. At December 31, 2007, approximately $33.7 million of debt (including interest) remains outstanding, based on the promissory note the Hollinger Inc. subsidiary was required to sign on March 10, 2003, for the outstanding balance as then calculated, and based on the lower of two potentially applicable interest rates, as described below. The debt, since the date of the partial repayment, bears interest at 14.25% or, if paid in additional notes, 16.5% and is subordinated to the Hollinger Inc. Senior Secured Notes (so long as the Senior Secured Notes are outstanding), guaranteed by Ravelston, the controlling stockholder of Hollinger Inc., and secured by certain assets of Ravelston. Following the receipt of an independent fairness opinion and a review of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc., including the subordination of this remaining debt, by a committee of the Board of Directors of the Company, composed entirely of independent directors, the committee approved the new debt arrangements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company previously reported that the committee of independent directors referred to above had agreed to a partial offset to the $20.4 million debt against amounts owed by the Company to RMI, a subsidiary of Ravelston, and further stated that the offset was effected April 30, 2003. The amounts contemplated in the partial offset are further described in Note 22(d). Although the former management of the Company maintained that it believed final approval had been given to the offset by the committee of independent directors, according to the Report, the committee had not given such approval. The committee of independent directors later agreed to approve the requested partial offset on certain terms and conditions, but these terms and conditions were not acceptable to Hollinger Inc. and Ravelston, and the offset was not completed.

Neither the Hollinger Inc. subsidiary nor Ravelston has complied with the terms of the new debt arrangements. Under the terms of the promissory note, the Hollinger Inc. subsidiary is permitted to make interest payments with additional notes if interest payments to the Company are prohibited under the indenture governing Hollinger Inc.’s 11 7/8% Senior Secured Notes. The Hollinger Inc. subsidiary made only partial cash interest payments on the note until August 2003, when it discontinued payments altogether. At this time, the Company cannot ascertain which interest rate is the appropriate one to apply to the debt. Although as set forth in the Report, the Special Committee believes interest should be accrued at the higher rate, to be conservative, the Company has accrued interest at the lower rate. At December 31, 2007, the Company calculates that based on the amount in the promissory note Hollinger Inc.’s subsidiary was required to sign and using the lower interest rate, unpaid interest amounts to $13.3 million. Ravelston was required to fund a cash collateral account to secure the Hollinger Inc. subsidiary’s repayment obligation. Ravelston has funded approximately $0.2 million to this cash collateral account as of December 31, 2007. The Hollinger Inc. subsidiary’s debt is guaranteed by Ravelston.

The Company has not yet sought to collect on the Ravelston guarantee or attach the receivables. Instead, the Company has sued Hollinger Inc. and Ravelston seeking to rescind the loan entirely and have it repaid in full. The Company claims that Black, Radler, Boultbee and Hollinger Inc. and its subsidiary made material misrepresentations to the Audit Committee in order to obtain its approval for the loan in July 2000 and, therefore, the Company is entitled to rescind the loan. The Company seeks repayment of the entire loan balance, properly calculated without regard to the unauthorized interest rate reduction. See Note 21(a).

The Company’s collateral for the loan is subordinated to certain obligations of Hollinger Inc., which initiated a Court supervised restructuring under the Companies’ Creditors Arrangement Act (Canada) and a companion proceeding in the U.S. pursuant to Chapter 15 of the U.S. Bankruptcy Code in August 2007. The Company recorded a bad debt expense of $33.7 million related to this loan which is included in “Corporate expenses” on the Consolidated Statement of Operations at December 31, 2007. See Note 16.

(d) On July 3, 2002, NP Holdings, a subsidiary of the Company, was sold to RMI for $3.8 million (Cdn.$5.8 million). The Company, through the Special Committee, has sued RMI and others for breach of fiduciary duty and fraud in connection with the transaction. See Note 21(a). Before the sale, NP Holdings had no significant assets or liabilities other than unutilized tax loss carryforwards. Prior management asserted that NP Holdings potentially had an obligation from a letter agreement executed by Hollinger Inc. purporting to obligate the Company to pay The National Post Company Cdn.$22.5 million in connection with the sale to CanWest of The National Post Company, which owned the Company’s remaining 50% interest in the National Post newspaper. Immediately prior to the sale, prior management caused the Company to contribute Cdn.$22.5 million as equity to NP Holdings and then borrow that amount from NP Holdings by way of a demand promissory note bearing interest at the three month bankers acceptance rate plus 4%. The note is payable by the Company’s subsidiary, HCPH Co., and was originally in favor of NP Holdings but was later assigned to RMI. Notwithstanding these transactions and absent consent from CanWest or The National Post Company to the assumption of the obligation by any party other than the Company, the Company was required to pay Cdn.$22.5 million plus interest on November 30, 2004 to satisfy a judgment obtained against the Company by The National Post Company for that amount. See Note 21(a). RMI brought a third party claim in the action commenced by CanWest and The National Post Company in the Ontario Superior Court of Justice (action number 03-CV-260727CMA1) against HCPH Co., a subsidiary of the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action (action number 03-CV-260727CM). CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on the note. In addition, since the sale, the Company has learned that NP Holdings had greater loss carryforwards than the parties believed at the time of the sale. Therefore, the Company has requested that RMI pay a higher price in recognition of the greater value of NP Holdings, but the Company does not have a contractual right to receive any such additional amount.

(e) The Company has recorded $47.8 million, $18.9 million and $23.4 million of expenses on behalf of current and former executive officers and directors of the Company during the years ended December 31, 2007, 2006 and 2005, respectively. The majority of these expenses relate to payments of fees for legal counsel representing former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations or with respect to criminal proceedings and litigation as described in Note 21(a). Payments of such fees were made pursuant to indemnification provisions of the Company’s Certificate of Incorporation and the Company’s by-laws. See Note 17.

(f) Included in “Other assets” at December 31, 2006, is $3.4 million, owing to the Company from Bradford. Bradford is controlled by Black and Radler. Bradford granted a non-interest bearing note receivable to the Company in connection with a “non-competition” agreement entered into on the sale of certain operations to Bradford during 2000. This note was non-interest bearing, and accordingly, the Company established the amount receivable at the net present value at the time of the agreement. The remaining balance represented that net present value less any payments received. The note receivable was unsecured and due over the period to 2010. This loan was fully repaid in 2007 as part of a settlement with Radler, Horizon and Bradford announced by the Company on March 18, 2007. See Note 17.

(g) Included in “Other current assets” at December 31, 2006, is $4.7 million owed by Horizon. Such amounts represent the balance outstanding on a loan receivable granted by the Company in connection with the sale of certain operations to Horizon during 1999. The loan receivable was unsecured and was scheduled to mature in 2007. This loan was fully repaid in 2007 as part of a settlement with Radler, Horizon and Bradford announced by the Company on March 18, 2007. See Note 17.

(h) The Company entered into a consulting agreement with Atkinson under the terms of which Atkinson was engaged to assist the Chief Executive Officer (“CEO”) of the Company with respect to the Company’s ongoing relationship with CanWest and to perform such other functions and tasks as assigned by the CEO of the Company from time to time. During the term of the agreement, the Company agreed to pay Atkinson $30,000 per month for services rendered through February 28, 2005 and permit continued vesting during the term of the agreement of any unvested stock options previously granted to Atkinson by the Company that would have vested during such term but for Atkinson’s resignation from the Company on April 27, 2004. The Company also agreed to provide Atkinson with suitable office space and appropriate secretarial and administrative assistance at the Company’s expense and to reimburse him for reasonable travel and other expenses approved in advance by the Company during the term of the agreement.

On February 23, 2005, the Company entered into a second consulting agreement with Atkinson effective from March 1, 2005 to September 30, 2005. The Company agreed to pay Atkinson an hourly rate of Cdn.$350.00 and reimburse him for reasonable travel and other expenses approved in advance by the Company. During the duration of this contract, the Company paid Atkinson $18,865.

(i) During the year ended December 31, 2005, the Company paid $1.2 million in estimated tax payments on behalf of Atkinson. The funds were applied against amounts held under an escrow agreement related to the exercise of certain stock options.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j) On March 18, 2007, the Company announced settlements, negotiated and approved by the Special Committee, with former President and Chief Operating Officer, Radler, (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon and Bradford, including certain notes receivable. See Note 17.

(k) On August 1, 2007 the Company announced that it received notice from Hollinger Inc., the Company’s controlling stockholder, that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger Inc. and its affiliate, 4322525 Canada Inc., which collectively hold a majority in voting interest in the Company. These corporate actions included (i) amending the Company’s By-Laws to increase the size of the Company’s Board of Directors from eight members to eleven members and to provide that vacancies occurring in the Board of Directors may be filled by stockholders having a majority in voting interest; (ii) removing John F. Bard, John M. O’Brien and Raymond S. Troubh as directors of the Company; and (iii) electing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company.

(l) On November 28, 2007, the Receiver for Ravelston and on behalf of Ravelston, appeared for a sentencing hearing before a U.S. court in certain criminal proceedings. Counsel for the Receiver advised the court that the Receiver and the United States Attorneys’ Office had entered into an agreement in respect of the amount of restitution to be paid by Ravelston. In accordance with that agreement, the court ordered Ravelston to pay a fine of $7.0 million and restitution in the net amount of $6.0 million to the Company.

(23)	Liquidity Considerations

Cash and Cash Equivalents

Cash and cash equivalents amounted to $142.5 million at December 31, 2007 as compared to $186.3 million at December 31, 2006, a decrease of $43.8 million. Cash and cash equivalents at December 31, 2007 exclude $48.2 million of Canadian CP that was initially purchased under the Company’s cash management program. However, because the Canadian CP was not redeemed at maturity in August 2007 due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption due to their assertion that these events did not constitute events that would trigger a redemption obligation, the Company’s investments in Canadian CP have instead been recorded as investments and classified as non-current assets in the Consolidated Balance Sheet at December 31, 2007. See “Investments” below.

Investments

Investments include $36.0 million in Canadian CP, net of a $12.2 million write-down. The Canadian CP was issued by certain special purpose entities sponsored by non-bank entities.

A largely Canadian investor committee has been formed and is leading efforts to restructure or identify other solutions to the Canadian CP problem. The liquidity needs of investors are a very important priority of the investor committee. A standstill period has been in place, which has been extended and is likely to continue to be extended until the restructuring process is complete. The Company anticipates the restructuring proposals will include the redemption of the asset backed commercial paper or call for its conversion to medium term notes, and a credit for accrued interest less a pro-rata share of restructuring costs. The ultimate outcome of this effort can not be predicted but it is possible the Company or the special purpose entities may be forced to liquidate assets into a distressed market for amounts less than current carrying value. See Note 5.

Corporate Structure

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Consolidated Balance Sheet:

December 31, 2007
(In thousands)

Income taxes payable	$1,027
Deferred income tax liabilities	58,343
Other tax liabilities	597,206

$656,576

The Company has recorded accruals to cover contingent liabilities related to additional taxes, interest and penalties it may be required to pay in various tax jurisdictions. Such accruals are included in “Other tax liabilities” listed above.

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Efforts to resolve or settle certain tax issues are ongoing and may place substantial demands on the Company’s cash, cash equivalents, investments and other resources to fund any such resolution or settlement. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2008. See Note 19.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 12% during 2007 compared to 2006. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006.

The Company does not currently have a credit facility in place. The recent declines in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, the operating performance of the Company continues to result in the use of cash to fund continuing operations.

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

Other

The Company expects that its liquid assets at December 31, 2007 are sufficient to support its operations and meet its obligations into 2009. However, the Company is currently reviewing potential sources of additional liquidity, which may include the sale of certain assets.

(24)	Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2007 and 2006 are as follows:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Total operating revenue(a)	$91,717	$94,744	$92,539	$93,258
Operating income (loss)	$5,679	$(80,639)	$(23,227)	$(42,034)
Income (loss) from continuing operations	$(4,823)	$527,980	$(193,991)	$(59,135)
Net income (loss)	$(4,823)	$527,980	$(192,392)	$(59,135)
Earnings (loss) from continuing operations per basic share(a)	$(0.06)	$6.57	$(2.41)	$(0.73)
Earnings (loss) from continuing operations per diluted share	$(0.06)	$6.56	$(2.41)	$(0.73)
Net earnings (loss) per basic share(b)	$(0.06)	$6.57	$(2.39)	$(0.73)
Net earnings (loss) per diluted share	$(0.06)	$6.56	$(2.39)	$(0.73)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Total operating revenue(a)	$102,794	$107,788	$99,485	$110,312
Operating income (loss)	$(24,270)	$(13,711)	$(22,418)	$21,449
Income (loss) from continuing operations	$(26,593)	$20,121	$(34,865)	$(36,293)
Net income (loss)	$(7,755)	$20,574	$(34,865)	$(34,627)
Earnings (loss) from continuing operations per basic and diluted share(a)	$(0.29)	$0.23	$(0.43)	$(0.45)
Net earnings (loss) per basic and diluted share(b)	$(0.09)	$0.24	$(0.43)	$(0.43)

(a)	Certain amounts previously netted against revenue in the first and second quarters of 2007 and in 2006 have been reclassified to expense to conform with the current year’s presentation.

(b)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share does not necessarily equal the total for the year.