Form 10-K/A
period 2007-12-31
SUN-TIMES MEDIA GROUP INC
filed 2008-04-29
CIK 868512

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

350 North Orleans Street, 10-S,
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

The number of outstanding shares of each class of the registrant’s common stock as of March 31, 2008 was as follows: 65,438,124 shares of Class A Common Stock and 14,990,000 shares of Class B Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 12, 2008, and is being filed solely to amend Part III, items 10 through 14 and to include Exhibits 10.30, 10.31, 10.32, 10.33, 10.34 and 10.35 to Part IV, Item 15(a)(2), of the Annual Report on Form 10-K. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby deleted.

Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

SUN-TIMES MEDIA GROUP, INC.

2007 FORM 10-K/A

		Page

PART III
Item 10.	Directors and Executive Officers of the Registrant	3
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions	34
Item 14.	Principal Accountant Fees and Services	35

PART IV
Item 15.	Exhibits and Financial Statements	35
Offer Letter
Offer Letter
Key Employee Severance Program Participation Agreement
Offer Letter
Key Employee Severance Program Participation Agreement
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

Name and Age	Position(s) with the Company

William E. Aziz, 52	Director
Brent D. Baird, 69	Director
William G. Barker, III, 49	Senior Vice President and Chief Financial Officer
Albrecht W.A. Bellstedt Q.C., 59	Director
Herbert A. Denton, 61	Director
Peter J. Dey, 67	Director
Cyrus F. Freidheim, Jr., 72	President and Chief Executive Officer, Director
Edward C. Hannah, 52	Director
Thomas L. Kram, 49	Controller and Chief Accounting Officer
James D. McDonough, 49	Vice President, General Counsel and Secretary
Gordon A. Paris, 54	Director
Graham W. Savage, 59	Director
Raymond G. H. Seitz, 67	Chairman of the Board of Directors
Blair Richard Surkamer, 55	Chief Operating Officer, Sun-Times News Group
G. Wesley Voorheis, 54	Director

The name, principal occupation, business experience and tenure as an executive officer of the Company is set forth below. Unless otherwise indicated, all principal occupations have been held for more than five years.

William E. Aziz, Director. Mr. Aziz was elected as a director in 2007. Mr. Aziz has been the Chief Financial Officer of Hollinger Inc., the Company’s controlling stockholder, since 2007, and the Managing Partner of BlueTree Advisors, a private management advisory firm since 2002. Mr. Aziz was the Interim President and CEO of SR Telecom Inc. from 2005 to 2006 and the Interim CFO of Atlas Cold Storage Income Trust from 2003 to 2004. Mr. Aziz currently serves as a director of Tecumseh Products Company, a United States public reporting company, and as a director of Canada Bread Company Limited, a Canadian public reporting company.

Brent D. Baird, Director. Mr. Baird was elected as a director in 2007. Mr. Baird is a private investor and since 2001 has served as President of First Carolina Investors, Inc., a non-diversified investment company. Mr. Baird currently serves as a director of M&T Bank Corporation and Todd Shipyards Corporation, each of which is a United States public reporting company.

William G. Barker, III, Senior Vice President and Chief Financial Officer. Mr. Barker was named Senior Vice President, Finance, in February 2007 and assumed the duties of Chief Financial Officer in March 2007. From 2003 to 2007, Mr. Barker served as Vice President, Finance and Strategy for PepsiCo, Inc.’s Gatorade business. Previously, he had been Vice President and Corporate Controller for Quaker Oats and before that, Director of Planning and Analysis for Gatorade.

Albrecht W.A. Bellstedt Q.C., Director. Mr. Bellstedt was elected as a director in 2007. From 1999 to 2007, Mr. Bellstedt was Executive Vice President, Law & Corporate of TransCanada Corporation, a North American energy services company. Mr. Bellstedt currently serves as a director of Canadian Western Bank, The Churchill Corporation and The Forzani Group Ltd., each of which is a Canadian public reporting company.

Herbert A. Denton, Director. Mr. Denton was elected as a director in 2007. He is President of Providence Capital Inc., which he founded in 1991. Prior to that, he served as Managing Director for Jeffries & Co., where he headed mergers and acquisitions and represented a number of leading investors and funds. In 1982, Mr. Denton founded Pacific Equity, which was later acquired by Jeffries & Co. Early in his career, Mr. Denton worked for Donaldson Lufkin & Jenrette and founded the firm’s Hong Kong office. Mr. Denton has served on several boards of directors, including those of PolyMedica Corp., Mesa Air Group Inc., Trover Solutions Inc., Union Corporation, Inc. and Capsure Holdings, Inc.

Peter J. Dey, Director. Mr. Dey was elected as a director in 2007. Since November 2005, Mr. Dey has been the Chairman of Paradigm Capital Inc., a Canadian securities firm. From January 2003 to November 2005, Mr. Dey was a partner in the law firm of Osler, Hoskin & Harcourt. Mr. Dey currently serves as a director of Addax Petroleum Corporation, Goldcorp Inc. and Redcorp Ventures Ltd., each of which is a Canadian public reporting company.

Cyrus F. Freidheim, Jr., President and Chief Executive Officer; Director. Mr. Freidheim was elected as a director in 2005 and was appointed the Company’s President and Chief Executive Officer in November 2006. Mr. Freidheim was Chairman of Old Harbour Partners, a private investment firm he founded, from 2004 to 2006. From 2002 to 2004, Mr. Freidheim was Chairman, President and Chief Executive Officer of Chiquita Brands International Inc., a major producer, marketer and distributor of fresh produce. From 1990 to 2002, Mr. Freidheim was Vice Chairman at Booz Allen & Hamilton International, a management consulting firm, in Chicago, Illinois, having joined Booz Allen & Hamilton International in 1966. Mr. Freidheim currently serves as a director of Allegheny Energy Inc. and HSBC Finance Corporation, Inc., each of which is a United States public reporting company.

Edward C. Hannah, Director. Mr. Hannah was elected as a director in 2007. Since January 2005, Mr. Hannah has been a partner practicing in the corporate group of the law firm of Davies Ward Phillips & Vineberg LLP, which acts as litigation counsel to Hollinger Inc., the Company’s controlling stockholder, with respect to certain litigation between Hollinger Inc. and the Company. From 2003 to 2004, Mr. Hannah was Executive Vice President, Corporate Development and General Counsel of MI Developments Inc, a real estate development, construction and leasing company. From 2001 to 2003, Mr. Hannah was Executive Vice President, Corporate Development and General Counsel of Magna Entertainment Corp., a horse racing and gaming company.

Thomas L. Kram, Corporate Controller and Chief Accounting Officer. Mr. Kram joined the Company in July 2004 as Corporate Controller. Mr. Kram was formerly Vice President, Controller of Budget Group, Inc. from July 1997 through December 2003.

James D. McDonough, Vice President, General Counsel and Secretary. Mr. McDonough joined the company in January 2005 as Assistant General Counsel and Chief Counsel of the company’s Chicago Group, which includes the Chicago Sun-Times. He became the Vice President, General Counsel and Secretary of the Company on December 29, 2006. Before joining the Company, Mr. McDonough was a partner in the law firm of Gardner Carton & Douglas LLP in Chicago, where he acted as outside counsel to the Audit Committee of the Company.

Gordon A. Paris, Director. Mr. Paris was elected as a director in 2003. Mr. Paris served as the Company’s President and Chief Executive Officer until November 2006 and as Chairman of the Company’s Board of Directors until June 2006. Mr. Paris had been appointed Interim Chairman in January 2004 and as Interim President and Chief Executive Officer in November 2003. On January 26, 2005, the Board of Directors eliminated the word “Interim” from Mr. Paris’ titles. Mr. Paris was an Advisory Director at Berenson & Company, a private investment bank from 2002 to November 2007. Prior to joining Berenson & Company in 2002, Mr. Paris was Head of Investment Banking at TD Securities (USA) Inc., an investment bank subsidiary of The Toronto-Dominion Bank. Mr. Paris joined TD Securities (USA) Inc. as Managing Director and Group Head of High Yield Origination and Capital Markets in March 1996 and became a Senior Vice President of The Toronto-Dominion Bank in 2000.

Graham W. Savage, Director. Mr. Savage was elected as a director in 2003. Mr. Savage served for 21 years, seven years as the Chief Financial Officer, at Rogers Communications Inc., a major Toronto-based media and communications company. Mr. Savage currently serves as Chairman of Callisto Capital LP, a merchant banking firm based in Toronto. Mr. Savage currently serves as a director and chairman of the audit committee of Canadian Tire Corporation, Limited, a Canadian public reporting company, and as a director of Cott Corporation, a United States public reporting company.

Raymond G.H. Seitz, Chairman of the Board of Directors. Mr. Seitz was elected as a director in 2003 and has served as Chairman of the Company’s Board of Directors since June 2006. Mr. Seitz served as Vice Chairman of Lehman Brothers (Europe), an investment bank, from April 1995 to April 2003, following his retirement as the

American Ambassador to the Court of St. James from 1991 to 1995. Mr. Seitz currently serves as a director of PCCW Limited, a United States public reporting company.

Blair Richard Surkamer, Chief Operating Officer, Sun-Times News Group. Mr. Surkamer has served as the Chief Operating Officer of the Sun-Times News Group since October 2007. Mr. Surkamer joined the Company in January 2007 as Vice President of Operations. Prior to joining the Sun-Times News Group, from 2003 to 2007, Mr. Surkamer was President and Chief Operating Officer of Rollex Corp., a manufacturer and distributor of building products based in Elk Grove Village, Ill. , and from 2002 to 2003, Mr. Surkamer was President of Graymills Corporation, a manufacturer of print, packaging and industrial fluid power products based in Chicago. Mr. Surkamer worked for the Chicago Tribune from 1986 to 1997 in a variety of capacities, including as Director of Manufacturing and Distribution, Director of Metro Circulation and Production Director.

G. Wesley Voorheis, Director. Mr. Voorheis was elected as a director in 2007. Mr. Voorheis is the Chief Executive Officer and a director of Hollinger Inc. Mr. Voorheis also is the Managing Director of VC & Co. Incorporated and a Partner of Voorheis & Co. LLP, which acts as an advisor to institutional and other shareholders with respect to their investments in Canadian public and private companies. Prior to the establishment of Voorheis & Co. LLP, Mr. Voorheis was a partner in a major Toronto law firm specializing in securities law and mergers and acquisitions.

Audit Committee

The Company’s Audit Committee currently consists of Messrs. Baird, Denton and Savage (Chairman). The Board of Directors has determined that Mr. Savage, who became a member of the Audit Committee in November 2003, is an audit committee financial expert with the relevant accounting or related financial management expertise as described in Mr. Savage’s biography above. All members of the Company’s Audit Committee meet the independence requirements of the listing standards of the New York Stock Exchange.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of any equity security of the Company are required to report their initial ownership of any equity security and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this report any failure to file such reports by those dates during 2007. To the Company’s knowledge, except as set forth in the following sentence, based upon a review of the copies of the reports furnished to the Company and written representations that no other reports were required, these filing requirements were satisfied during the 2007 fiscal year. Late Form 4s were filed as follows: (i) a report was filed on January 4, 2007 by John F. Bard, a former director of the Company, to report a grant of DSUs on December 29, 2006, and a report was filed on August 16, 2007 by Mr. Bard to report a settlement of DSUs on July 31, 2007; (ii) a report was filed on January 4, 2007 by John M. O’Brien, a former director of the Company, to report a grant of DSUs on December 29, 2006, and a report was filed on August 16, 2007 by Mr. O’Brien to report a settlement of DSUs on July 31, 2007; (iii) a report was filed on January 4, 2007 by Raymond S. Troubh, a former director of the Company, to report a grant of DSUs on December 29, 2006, and a report was filed on August 16, 2007 by Mr. Troubh to report a settlement of DSUs on July 31, 2007; (iv) a report was filed on January 4, 2007 by Mr. Savage, to report a grant of DSUs on December 29, 2006; (v) a report was filed on January 4, 2007 by Mr. Seitz, to report a grant of DSUs on December 29, 2006; (vi) a report was filed on January 4, 2007 by John D. Cruickshank, the former Chief Operating Officer of the Sun-Times News Group, to report two settlements of DSUs; (vii) a report was filed on January 4, 2007 by Gordon A. Paris, the Company’s former President and Chief Executive Officer, to report the vesting of DSUs on

December 29, 2006; (viii) a report was filed on January 4, 2007 by James R. Van Horn, the Company’s former Vice President, General Counsel and Secretary, to report a settlement of DSUs on December 9, 2006 and the vesting of DSUs on December 29, 2006;(ix) a report was filed on October 3, 2007 by Mr. Dey, to report a grant of DSUs on September 28, 2007; (x) a report was filed on April 28, 2008 by Mr. Kram, to report a grant of DSUs on December 21, 2007; and (xi) a report was filed on April 28, 2008 by Frederic R. Lebolt, President of Fox Valley Publishing, to report a grant of DSUs on December 21, 2007.

Item 11.	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis addresses the following topics:

•	our compensation-setting process;

•	our compensation philosophy and policies regarding executive compensation;

•	the components of our executive compensation program; and

•	our compensation decisions for fiscal year 2007.

In this “Compensation Discussion and Analysis” section, the terms, “we,” “our,” “us,” and the “Committee” refer to the Compensation Committee of Sun-Times Media Group, Inc.’s Board of Directors. During 2007, the Compensation Committee consisted of John F. Bard and John M. O’Brien from January 1 to March 28, Messrs. Bard and O’Brien and Herbert A. Denton from March 28 to August 1, Mr. Denton from August 1 to October 15 and Mr. Denton and Peter Dey from October 15 through December 31.

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

Management’s Role in the Compensation-Setting Process

The Company’s Chief Executive Officer and Vice President of Human Resources play a significant role in the compensation-setting process, other than for the Chief Executive Officer. The most significant aspects of their role are:

•	designing and recommending compensation plans;

•	recommending business performance and individual targets and goals;

•	evaluating employee performance; and

•	recommending salary and bonus levels and long-term incentive awards.

The Chief Executive Officer also works with the Compensation Committee Chair in establishing the agenda for Committee meetings and participates in Committee meetings at the Committee’s request to provide compensation recommendations as to senior executive officers (other than himself).

Compensation Consultants

The Compensation Committee Charter grants the Compensation Committee the sole authority to retain and terminate compensation consultants and approve their fees and other retention terms. These consultants report directly to the Compensation Committee. In 2007, the Compensation Committee used the services of Deloitte Consulting LLP to review the compensation practices of other companies and to make recommendations to the Committee regarding the level and structure of compensation for the Company’s named executive officers and other members of senior management.

Annual Evaluation

We meet each year to evaluate the performance of the named executive officers, to determine their bonuses for the prior year, to establish their performance objectives for the bonus program for the current year, to set their base salaries for the current year, and to consider and approve any grants to them of cash or equity incentive compensation under our 1999 Stock Incentive Plan, Long-Term Incentive Plan (LTIP) and Executive Cash Incentive Plan, and to address any other matters that require the attention of the Committee. The Compensation Committee held a total of five meetings and acted by unanimous written consent once during 2007.

Performance Objectives

Our process typically begins with establishing individual and corporate performance objectives for senior executive officers in the first quarter of each fiscal year. Corporate performance objectives typically are established on the basis of the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) performance of the Company or of specific business units within the Company. Long-term corporate performance objectives have, at times, also been established on the basis of total stockholder return.

Competitive Compensation Practices

We use information regarding pay practices at other comparable companies to help us establish the named executive officers’ compensation levels because we recognize that our compensation opportunities must be reasonable and competitive in the marketplace. Accordingly, we review compensation levels for our named executive officers from time to time against compensation ranges and averages for comparable positions using media industry survey information provided by our compensation consultants.

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

Emphasis on Performance-Based Compensation

Our compensation philosophy is based upon the belief that pay for executive officers should be directly linked to performance. Accordingly, a substantial portion of executive officer compensation is typically contingent on, and varies with, achievement of corporate and individual performance objectives. The Compensation Committee may also determine that under certain circumstances, such as the hiring of new executive officers, alternative arrangements, such as sign-on and guaranteed bonuses, may be warranted.

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

Compensation Disclosures Should be Clear and Complete

We believe that all aspects of executive compensation should be clearly, comprehensibly and promptly disclosed. We believe that compensation disclosures should provide all of the information necessary to permit stockholders to understand our compensation philosophy, our compensation-setting process and how, and how much, our executives are paid.

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

Annual Bonus Program

Annual Bonuses are designed to provide incentives for achieving short-term (i.e., annual) financial operational and individual goals. For 2007, the Company’s Annual Bonus Program provided William G. Barker, III, the Company’s Senior Vice President and Chief Financial Officer, James D. McDonough, the Company’s Vice President, General Counsel and Secretary and John D. Cruickshank, the former Chief Operating Officer of the Sun-Times News Group, an opportunity to earn an annual cash bonus for achieving specified, pre-established performance-based goals. As discussed in more detail below under “— Our Compensation Decisions,” performance goals are tied to measures of operating performance and individual goals. In addition, Cyrus F. Freidheim, Jr., the Company’s President and Chief Executive Officer, was eligible to earn an annual bonus for 2007 under his previously-agreed-to compensation arrangement. See “— Employment Agreements — Terms of Freidheim Arrangement.” Blair Richard Surkamer, the Chief Operating Officer of the Sun-Times News Group, and John J. Martin, the Company’s former Vice President of Advertising, were each paid a guaranteed bonus of $189,062 for 2007 under their respective compensation arrangements with the Company. See “— Employment Agreements — Terms of Surkamer Arrangement” and “— Terms of Martin Arrangement.” Gregory A. Stoklosa, the Company’s former Vice President and Chief Financial Officer whose employment with the Company terminated on March 16, 2007, was not eligible for an annual bonus in 2007.

Long-Term Incentives

We believe that long-term incentive compensation is the most effective means of creating a long-term alignment of the compensation provided to officers and other key management personnel with gains realized by the Company’s stockholders. In determining the long-term incentive opportunity to be granted to senior executive officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, the individual’s historic and recent performance, the value of the grants in relation to other elements of total compensation and competitive compensation practices. Pursuant to the terms of the LTIP, certain executive officers of the Company may receive awards of deferred stock units (DSUs) granted under the Company’s 1999 Stock Incentive Plan or any successor thereto with such terms as may be established by the Compensation Committee and set forth in a Deferred Stock Unit award agreement. Each DSU entitles the grantee to one share of the Company’s Class A common stock on the vesting date of the DSU. The DSUs that the Company grants are either time-vesting or performance-vesting DSUs. Currently outstanding time-vesting DSUs vest 33 1/3% on each of the first through third anniversaries of the date of approval of the grant by the Compensation Committee. Currently outstanding performance vesting DSUs vest at either threshold, target or maximum levels based on Sun-Times News Group cumulative EBITDA for a two-year measurement period and individual two-year goals for each participant such that if the EBITDA target and individual goals are met, one-half of the DSUs will vest in the first quarter of the first year after the measurement period and the other half will vest in the first quarter of the second year after the measurement period. Vesting of all DSUs accelerates upon a grantee’s termination of employment by reason of death, permanent disability or retirement. Vesting of all DSUs also accelerates upon a change of control.

Pursuant to the terms of the LTIP, certain executive officers of the Company may also be eligible to receive a cash-based incentive award (the “Cash Incentive Award”). The Company granted Cash Incentive Awards in 2005 to Mr. Cruickshank (which he forfeited upon the termination of his employment with the Company on October 3, 2007), to Mr. Stoklosa (under which no payments were made because as of the date of termination of Mr. Stoklosa’s employment with the Company on March 16, 2007, the threshold target for his Cash Incentive Award had not been met) and to other executive officers of the Company whose employment with the Company terminated in 2006, with performance to be measured for the three-year period ending on December 9, 2008. No other named executive officer received a Cash Incentive Award in 2005 and no additional Cash Incentive Awards were granted in 2006 or 2007. Receipt of the Cash Incentive Award by a participating officer is subject to the Company’s achievement of a pre-established performance measure over the three-year performance period for each award. This performance measure is based upon the total stockholder return on the Company’s Class A common stock for the three-year performance period as compared to the return of the S&P 1000 (the “Index”) for the same period. The Company’s return has to be at or above the 50th percentile of all of the companies in the Index for an officer to earn any payout of the Cash Incentive Award, and in such case the payout will be 50% at the 50th percentile, 100% at the 60th percentile, 200% at the 75th percentile and 250% at the 90th percentile, with the percentages determined on a ratable basis in between those levels. In the event of a change of control of the Company, payment of the Cash Incentive Award is accelerated to, and based on performance as of, the closing date of the change of control.

Additional Benefits

Executive officers participate in employee benefit plans generally available to all employees on the same terms as similarly situated employees, including health insurance, group life and long-term disability insurance and participation in the Company’s 401(k) plan, which in 2007 included a discretionary Company profit sharing contribution equal to 2.0% of each participant’s W-2 compensation, up to the maximum amount allowed by law. We believe these benefits are a useful part of an overall compensation package. See “— Employment Agreements.”

Our Compensation Decisions

This section of the Compensation Discussion and Analysis describes the compensation decisions that we made with respect to the named executive officers for 2007. William G. Barker, III, the Company’s Senior Vice President and Chief Financial Officer, Blair Richard Surkamer, the Chief Operating Officer of the Sun-Times News Group, and John J. Martin, the Company’s former Vice President of Advertising, commenced employment with the Company on February 19, February 12 and January 22, 2007, respectively. The employment of Gregory A. Stoklosa, the Company’s former Vice President and Chief Financial Officer, and John D. Cruickshank, the former Chief Operating Officer of the Sun-Times News Group, terminated on March 16 and October 3, 2007, respectively.

Chief Executive Officer

On November 14, 2006, the Board of Directors appointed Mr. Freidheim as the Company’s President and Chief Executive Officer. In connection with Mr. Freidheim’s appointment, the Committee agreed to a compensation arrangement for Mr. Freidheim, reflected in a term sheet. Mr. Freidheim’s compensation arrangement was approved by the Compensation Committee following a review of competitive compensation opportunities for the chief executive officers of comparably-sized media and publishing companies provided by the Committee’s compensation consultant. The Compensation Committee determined that the level of Mr. Freidheim’s total compensation opportunity was important to the Company’s efforts to recruit and retain Mr. Freidheim. The Committee designed Mr. Freidheim’s overall compensation package to include equity components that would provide appropriate incentives linking Mr. Freidheim’s compensation to both the Company’s operating results and its future stock price performance. The Committee determined that EBITDA would be an appropriate measure of the Company’s operating performance because it is a key driver of stockholder value.

Mr. Freidheim’s compensation arrangement includes the following elements: (a) an annual base salary of $680,000; (b) an annual bonus for 2007 (with a target bonus of 100% of base salary and a maximum bonus of 200% of base salary) based on performance against Sun-Times News Group EBITDA-based targets, payable 50% in cash and 50% in shares of the Company’s Class A common stock, with the number of shares to be determined based on the closing price of a share of the Company’s Class A common stock on November 14, 2006 ($5.53); (c) a pro-rata target bonus for 2006 of $87,561; (d) a grant of 100,000 shares of restricted stock that vest 50% on November 15, 2007 and 50% on November 15, 2008, subject to continued employment as Chief Executive Officer on the applicable date; and (e) a grant of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn (i) 50,000 shares of the Company’s Class A common stock if the average daily closing price of a share of the

Company’s Class A common stock over any consecutive four-month period exceeds $7.00, and an additional 50,000 shares of the Company’s Class A common stock if the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $8.00, $9.00 and $10.00, respectively (so that a maximum of 200,000 shares of the Company’s Class A common stock may be earned under this portion of the stock opportunity award) and (ii) 50,000 shares (at threshold), 100,000 shares (at target) or 200,000 shares (at maximum), based one-half on performance against Sun-Times News Group cumulative EBITDA targets for 2007 and 2008, and one-half on the Compensation Committee’s evaluation of Mr. Freidheim’s performance against other long-term corporate objectives for Mr. Freidheim including, but not limited to, the Company’s financial strength, organization and management and strategy going forward (so that a maximum of 400,000 shares of the Company’s Class A common stock in the aggregate may be earned under both portions of the stock opportunity award), subject in each case to continued employment as Chief Executive Officer on the applicable date, and provided further that any shares earned under the stock opportunity award may not be sold, transferred or otherwise disposed of by Mr. Freidheim so long as he remains Chief Executive Officer of the Company (except to pay taxes incurred in connection with earning such shares). No shares will be earned under the EBITDA portion of the stock opportunity award described in clause (ii) above if the cumulative EBITDA targets for 2007 and 2008 are not met. This arrangement was approved by the independent members of the Company’s Board of Directors.

In December 2007, the Compensation Committee determined that, while the EBITDA targets for payment of the 2007 annual bonus described in clause (b) of the preceding paragraph were not met, bonus awards are an important part of overall compensation and therefore important to the Company’s ability to retain key management employees. Accordingly, the Committee awarded a bonus to Mr. Freidheim consisting of 150,000 shares of restricted stock, which vest one year from the date of grant, subject to his continued employment on such date. In December 2007, the Compensation Committee also approved 2008 LTIP awards of time-vesting DSUs to the current named executive officers, including a grant of 386,364 time-vesting DSUs to Mr. Freidheim, which vest 33 1/3% on each of the first through third anniversaries of the grant date.

Base Salary for Named Executive Officers Other Than Mr. Freidheim

We determine base salaries based upon individual performance, responsibility level and competitive pay levels at other comparable companies. In setting these base salaries, we considered:

•	the compensation philosophy and guiding principles described above;

•	the experience and industry knowledge of the named executive officers and the quality and effectiveness of their leadership at the Company;

•	all of the components of executive compensation, including base salary, incentive compensation under the annual bonus plan, long-term incentive compensation and benefits;

•	the mix of performance-based pay to total compensation; and

•	the base salary paid to executive officers in comparable positions at other media industry companies.

The following table sets forth the base salaries of the named executive officers (other than Mr. Freidheim) for 2007 and the percentage change, if applicable, from 2006. The Chief Executive Officer recommended to the

Compensation Committee that the named executive officers’ base salaries not be increased from 2006 to 2007, except to recognize significant promotions.

			Percentage
		2007 Annual	Increase
Name	Title	Base Salary	From 2006

William G. Barker, III(1)	Senior Vice President and Chief Financial Officer	$310,000	N/A
Gregory A. Stoklosa(2)	Former Chief Financial Officer	$400,000	0%
Blair Richard Surkamer(3)	Chief Operating Officer-Sun-Times News Group	$316,250	N/A
James D. McDonough(4)	Vice President, General Counsel and Secretary	$275,000	22%
John J. Martin(5)	Former Vice President of Advertising	$275,000	N/A
John D. Cruickshank(6)	Former Chief Operating Officer-Sun-Times News Group	$400,000	0%

(1)	Mr. Barker commenced employment with the Company as Senior Vice President, Finance on February 19, 2007 and became Chief Financial Officer on March 16, 2007.

(2)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(3)	Mr. Surkamer commenced employment with the Company as Vice President of Operations on February 12, 2007 and became Chief Operating Officer-Sun-Times News Group on October 1, 2007. On October 8, 2007, Mr. Surkamer’s base salary was increased from $275,000 to $316,250 in recognition of his promotion to Chief Operating Officer-Sun-Times News Group.

(4)	Effective December 29, 2006, Mr. McDonough’s base salary was increased to $275,000 in recognition of his promotion to Vice President, General Counsel and Secretary.

(5)	Mr. Martin commenced employment with the Company on January 22, 2007 and became Vice President of Advertising on June 12, 2007. Mr. Martin’s employment with the Company terminated on January 3, 2008.

(6)	Mr. Cruickshank’s employment with the Company terminated on October 3, 2007.

Annual Bonus

For 2007, as discussed above, Mr. Freidheim received a bonus of 150,000 shares of restricted stock and Messrs. Surkamer and Martin, as partial inducement for their acceptance of employment with the Company, each received a guaranteed cash bonus of $189,062 under their respective compensation arrangements with the Company. Mr. Stoklosa, whose employment with the Company terminated in March 2007, was not eligible to receive a bonus for 2007. The Company’s Annual Bonus Program provided Messrs. Barker, McDonough and Cruickshank an opportunity to earn an annual cash bonus for achieving specified, performance-based goals established for the year. In 2007, the Compensation Committee, established a bonus pool to be funded in the aggregate with 15% of 2007 Sun-Times News Group EBITDA, structured in order to maximize deductibility under Internal Revenue Code Section 162(m). The Compensation Committee also established performance objectives for Messrs. Barker and Cruickshank based 70% on targeted levels of Sun-Times News Group EBITDA and 30% on individual goals that are related to the achievement of specific objectives that improve a business process or further the Company’s long-term objectives. The Compensation Committee established performance objectives for Mr. McDonough based 60% on targeted levels of Sun-Times News Group EBITDA and 40% on individual goals. These performance objectives provided Messrs. Barker and Cruickshank with the opportunity to earn a cash bonus of 18.75% of their base salary (at threshold), 75% of their base salary (at target) and 150% of their base salary (at maximum) if the performance objectives were met, and provided Mr. McDonough with the opportunity to earn a cash bonus of 12.5% of his base salary (at threshold), 50% of his base salary (at target) and 100% of his base salary (at maximum) if the performance objectives were met. Because the threshold Sun-Times News Group 2007 EBITDA target of $25.0 million was not met, no cash bonuses were paid to Mr. Barker or Mr. McDonough under the Annual Bonus Program. In December 2007, the Compensation Committee determined that, while the threshold EBITDA target for payment of the 2007 cash bonuses under the Annual Bonus Program described above was not met, bonus awards are an important part of overall compensation and therefore important to the Company’s ability to retain key management employees. Accordingly, in December 2007 on the recommendation of the Chief Executive Officer, the Compensation Committee awarded a bonus to each of Messrs. Barker and McDonough consisting of 50,000 DSUs, which vest one year from the date of grant, subject to continued employment on such date. Because the employment of Mr. Cruickshank terminated prior to the payment of 2007 bonuses, he was not awarded a bonus for 2007.

Long-Term Incentive Plan

In February 2007, the Compensation Committee approved 2007 LTIP awards, which were granted in December 2007. On the recommendation of the Chief Executive Officer, the Committee determined that, unlike certain prior years, the 2007 LTIP awards would be entirely equity-based (in the form of DSUs), rather than containing a cash component, and would be one-half time-vesting and one-half performance vesting. This change was intended to further enhance the link between Company performance and executive compensation and to foster increased equity ownership on the part of senior management. Time-vesting DSUs vest 33 1/3% on each of the first through third anniversaries of the grant date, and performance vesting DSUs vest at either threshold, target or maximum levels based on Sun-Times News Group cumulative EBITDA for 2007 and 2008 and individual two-year goals for each participant such that if the EBITDA target and individual goals are met, one-half of the DSU will vest in the first quarter of 2009 and the other half will vest in the first quarter of 2010. The Committee approved the granting of DSUs to Messrs. Barker and Surkamer representing 75% of each of their 2007 base salaries and the granting of DSUs to Mr. McDonough representing 50% of his 2007 base salary. As a result, under the 2007 LTIP Mr. Barker received 26,124 time-vesting DSUs and 26,124 performance-vesting DSUs, Mr. Surkamer received 23,174 time-vesting DSUs and 23,174 performance-vesting DSUs and Mr. McDonough received 15,449 time-vesting DSUs and 15,449 performance-vesting DSUs.

In December 2007, the Compensation Committee approved 2008 LTIP awards of time-vesting DSUs, which vest 33 1/3% on each of the first through third anniversaries of the grant date. The Committee approved the granting of DSUs to Mr. Freidheim representing 75% of his 2008 base salary and the granting of DSUs to Messrs. Barker, Surkamer and McDonough representing 37.5% of each of their 2008 base salaries. As a result, in December 2007 under the 2008 LTIP, Mr. Freidheim received 386,364 time-vesting DSUs, Mr. Barker received 88,068 time-vesting DSUs, Mr. Surkamer received 89,844 time-vesting DSUs and Mr. McDonough received 78,125 time-vesting DSUs.

There were no Cash Incentive Awards or stock option awards made under the LTIP or the 1999 Stock Incentive Plan during fiscal year 2007.

Reasonableness of Compensation

After considering all components of the compensation paid to the named executive officers, the Compensation Committee has determined that the compensation is reasonable and appropriate.

Compensation Policies

The Tax Deductibility of Compensation Should be Maximized Where Appropriate

The Company generally seeks to maximize the deductibility for tax purposes of all elements of compensation. Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 paid to the Company’s Chief Executive Officer and each of its three other most highly compensated executive officers (other than the Chief Financial Officer), unless such payments are “performance-based” in accordance with the regulations promulgated under Section 162(m) of the Code. We review compensation plans in light of applicable tax provisions, including Section 162(m), and may revise compensation plans from time to time to maximize deductibility. However, we may approve compensation that does not qualify for deductibility when we deem it to be in the best interests of the Company.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the proxy statement relating to the Company’s 2008 Annual Meeting of Stockholders.

Submitted by:

Herbert A. Denton, Chairman
Peter Dey
Members of the Compensation Committee

Summary Compensation Table for Named Executive Officers

The following table sets forth compensation information for the fiscal year ended December 31, 2007 for (i) the person who served during 2007 as the Company’s Chief Executive Officer, (ii) the persons who served during 2007 as the Company’s Chief Financial Officer, (iii) the three other most highly compensated executive officers of the Company who served in such capacities on December 31, 2007, and (iv) one former executive officer of the Company who would have been described in clause (iii) except that his employment terminated prior to December 31, 2007 (collectively, the “named executive officers”).

									Non-Equity
									Incentive
					Stock		Option		Plan	All other
		Salary	Bonus		Awards		Awards		Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)		($)(1)		($)		($)	($)		($)

Cyrus F. Freidheim, Jr.(2),	2007	$680,000	—		$608,879	(3)	—		—	$12,079	(4)	$1,300,958
President and Chief Executive Officer	2006	$163,561	$87,561		$121,189	(3)	—		—	—		$372,311
William G. Barker, III(5),	2007	$268,384	$100,000	(6)	$8,050		—		—	—		$376,434
Senior Vice President and Chief Financial Officer
Gregory A. Stoklosa(7),	2007	$113,846	—		—		—		—	$1,291,939	(8)	$1,405,785
Former Vice President and Chief Financial Officer	2006	$400,000	—		$240,750	(9)	—		—	$19,691	(10)	$660,441
Blair Richard Surkamer(11),	2007	$252,962	$319,062	(12)	$5,131		—		—	—		$577,155
Chief Operating Officer-Sun Times News Group
James D. McDonough,	2007	$275,000	—		$76,482		—		—	$9,844	(13)	$361,326
Vice President, General Counsel and Secretary	2006	$225,000	$25,000		$27,694		—		—	$13,090	(13)	$290,784
John J. Martin(14),	2007	$259,178	$214,062	(15)	—		—		—	$27,590	(16)	$500,830
Former Vice President of Advertising
John D. Cruickshank(17),	2007	$326,154	—		$259,896		$3,003	(18)	—	$56,849	(19)	$645,902
Former Chief Operating Officer-Sun Times News Group	2006	$398,462	—		$109,750		$17,312	(18)	$80,000	$32,445	(19)	$637,969

(1)	The amounts in this column (other than $66,255 in 2006 and $602,010 in 2007 for Mr. Freidheim (as to which see Note (3) to this table below)) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) with respect to (i) awards of DSUs granted in 2005, the vesting of which accelerated on August 1, 2007 as a result of a change in control of the Company occasioned by the Company’s controlling stockholder appointing a new majority of the Company’s Board of Directors; and (ii) awards of DSUs granted in 2007. Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

(2)	Mr. Freidheim became President and Chief Executive Officer on November 14, 2006. Prior to that date, Mr. Freidheim received compensation as a director of the Company. Amount shown under “Salary” for 2006 includes $76,000 of cash director fees paid to Mr. Freidheim in 2006 and amount shown under “Stock Awards” for 2006 includes $54,934 in respect of DSUs granted to Mr. Freidheim as a director in 2006.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with SFAS No. 123R with respect to (i) awards to Mr. Freidheim in December 2007 of 150,000 shares of restricted Class A common stock and 386,364 DSUs; and (ii) awards to Mr. Freidheim in November 2006 of 7,277 DSUs (including dividend equivalent DSUs) granted to him as a director, 100,000 shares of restricted Class A common stock and a stock opportunity award with respect to up to 400,000 shares of Class A common stock. See “— Our Compensation Decisions — Chief Executive Officer” and “— Employment Agreements — Terms of

Freidheim Arrangement” for a detailed description of these 2006 awards. Under SFAS No. 123R, the grant date fair value of the awards of restricted Class A common stock are being expensed ratably over the applicable vesting periods. The grant date fair value of the 200,000-share portion of the stock opportunity award that vests based upon the attainment of specified price levels for the Company’s Class A common stock was estimated for financial statement reporting purposes using a Monte Carlo simulation model and the estimated fair value is being expensed over the median expected vesting periods produced by the Monte Carlo simulation. With respect to the EBITDA Award portion of the stock opportunity award, under SFAS No. 123R, no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 because the relevant performance targets and objectives had not been established as of December 31, 2006, and no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 because the Company determined that it was more likely than not that the threshold target for the EBITDA Award would not be met.

(4)	Includes contributions made by the Company under the Company’s 401(k) plan ($4,600) and perquisites that aggregate less than $10,000.

(5)	Mr. Barker commenced employment with the Company as Senior Vice President, Finance on February 19, 2007 and became Chief Financial Officer on March 16, 2007.

(6)	Represents a sign-on bonus.

(7)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(8)	Consists of payments made by the Company to Mr. Stoklosa pursuant to the Stoklosa Agreement. See “— Potential Payments Upon Termination or Change of Control — Named Executive Officers Who Are No Longer Employed With the Company — Mr. Stoklosa.”

(9)	Includes $146,250 recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123R in respect of accelerated vesting of DSUs triggered by the termination of Mr. Stoklosa’s employment with the Company. See “— Potential Payments Upon Termination or Change of Control — Named Executive Officers Who Are No Longer Employed With the Company — Mr. Stoklosa.”

(10)	Includes contributions made by the Company under the Company’s 401(k) plan ($7,875), executive life insurance premiums paid on Mr. Stoklosa’s behalf by the Company ($4,200) and perquisites that aggregate less than $10,000.

(11)	Mr. Surkamer commenced employment with the Company as Vice President of Operations on February 12, 2007 and became Chief Operating Officer-Sun-Times News Group on October 1, 2007.

(12)	Consists of a sign-on bonus ($130,000) and a guaranteed bonus ($189,062).

(13)	For 2007, includes contributions made by the Company under the Company’s 401(k) plan ($4,600), executive life insurance premiums paid on Mr. McDonough’s behalf by the Company ($1,395) and perquisites that aggregate less than $10,000.

(14)	Mr. Martin commenced employment with the Company on January 22, 2007 and became Vice President of Advertising on June 12, 2007. Mr. Martin’s employment with the Company terminated on January 3, 2008.

(15)	Consists of a sign-on bonus ($25,000) and a guaranteed bonus ($189,062).

(16)	Includes a payment made by the Company to Mr. Martin in consideration for a non-competition agreement ($25,000) and perquisites that aggregate less than $10,000.

(17)	Mr. Cruickshank’s employment with the Company terminated on October 3, 2007.

(18)	Reflects the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with SFAS No. 123R with respect to options to acquire shares of Class A common stock awarded to Mr. Cruickshank pursuant to the Company’s 1999 Stock Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

(19)	For 2007, includes accrued vacation paid to Mr. Cruickshank upon the termination of his employment ($23,672), executive life insurance premiums paid on Mr. Cruickshank’s behalf by the Company ($6,190) and perquisites consisting of executive long-term disability insurance premiums paid on Mr. Cruickshank’s behalf by the Company, compensation for editorial contributions, an automobile allowance, use of a Company-owned automobile with an estimated value of $4,500 for the portion of 2007 during which Mr. Cruickshank was employed with the Company and reimbursement of club membership dues and parking fees, none of which individually exceeds $25,000.

Grants of Plan-Based Awards in Fiscal 2007

											All Other
											Stock	Grant
											Awards:	Date
			Estimated Possible Payouts Under					Estimated Future Payouts			Number of	Fair
			Non-Equity Incentive					Under Equity			Shares of	Value of
			Plan Awards					Incentive Plan Awards			Stock or	Stock
	Grant		Threshold	Target		Maximum		Threshold	Target	Maximum	Units	Awards
Name	Date		($)	($)		($)		(#)	(#)	(#)	(#)	($)(1)

Cyrus F. Freidheim, Jr.	12/14/07	(2)	—	—		—		—	—	—	150,000	$180,000
	12/18/07	(3)	—	—		—		—	—	—	386,364	$494,546
				$680,000	(4)	$1,360,000	(4)	—	—	—	—	—
William G. Barker, III(5)	12/14/07	(6)	—	—		—		—	—	—	50,000	$60,000
	12/18/07	(7)	—	—		—		—	—	—	88,068	$112,727
	12/21/07	(8)	—	—		—		—	—	—	26,124	$38,141
	12/21/07	(9)	—	—		—		13,062	26,124	52,248	—	$19,071
			$58,125	$232,500		$465,000		—	—	—	—	—
Gregory A. Stoklosa(10)			—	—		—		—	—	—	—	—
Blair Richard Surkamer(11)	12/18/07	(12)	—	—		—		—	—	—	89,844	$115,000
	12/21/07	(13)	—	—		—		—	—	—	23,174	$33,834
	12/21/07	(14)	—	—		—		11,587	23,174	46,348	—	$16,917
James D. McDonough	12/14/07	(15)	—	—		—		—	—	—	50,000	$60,000
	12/18/07	(16)	—	—		—		—	—	—	78,125	$100,000
	12/21/07	(17)	—	—		—		—	—	—	15,449	$22,556
	12/21/07	(18)	—	—		—		7,725	15,449	30,898	—	$11,278
			$34,375	$137,500		$275,000		—	—	—	—	—
John J. Martin(19)			—	—		—		—	—	—	—	—
John D. Cruickshank(20)			$75,000	$300,000		$600,000		—	—	—	—	—

(1)	Computed in accordance with SFAS No. 123R, which, in the case of Estimated Future Payouts Under Equity Incentive Plan Awards, is based on achieving threshold performance.

(2)	Consists of a grant of 150,000 restricted shares as a bonus for 2007 that vests 100% on December 12, 2008, subject to continued employment on that date.

(3)	Consists of a grant of 386,364 DSUs that vests 33 1/3% on each of December 18, 2008, 2009 and 2010, subject to continued employment on that date.

(4)	Under the Freidheim Arrangement, Mr. Freidheim was eligible for an annual bonus for 2007 (with a target bonus of 100% of base salary and a maximum bonus of 200% of base salary) based on performance against EBITDA-based targets, payable 50% in cash and 50% in shares of the Company’s Class A common stock. The Freidheim Arrangement did not contain a stated threshold possible payout. See “— Employment Agreements — Terms of Freidheim Arrangement.”

(5)	Mr. Barker commenced employment with the Company as Senior Vice President, Finance on February 19, 2007 and became Chief Financial Officer on March 16, 2007.

(6)	Consists of a grant of 50,000 DSUs as a bonus for 2007 that vests 100% on December 12, 2008, subject to continued employment on that date.

(7)	Consists of a grant of 88,068 DSUs that vests 33 1/3% on each of December 18, 2008, 2009 and 2010, subject to continued employment on that date.

(8)	Consists of a grant of 26,124 DSUs that vests 33 1/3% on each of February 13, 2008, 2009 and 2010, subject to continued employment on that date. The award was approved by the Compensation Committee in February 2007 but granted in December 2007.

(9)	Consists of an award providing for 13,062 DSUs (at threshold), 26,124 DSUs (at target) or 52,248 DSUs (at maximum) based on performance against two-year cumulative EBITDA-based targets and achievement of individual goals. The award, including the performance targets upon which vesting is based, was approved by the Compensation Committee in February 2007 but granted in December 2007.

(10)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(11)	Mr. Surkamer commenced employment with the Company as Vice President of Operations on February 12, 2007 and became Chief Operating Officer-Sun-Times News Group on October 1, 2007.

(12)	Consists of a grant of 89,844 DSUs that vests 33 1/3% on each of December 18, 2008, 2009 and 2010, subject to continued employment on that date.

(13)	Consists of a grant of 23,174 DSUs that vests 33 1/3% on each of February 13, 2008, 2009 and 2010, subject to continued employment on that date. The award was approved by the Compensation Committee in February 2007 but granted in December 2007.

(14)	Consists of an award providing for 11,587 DSUs (at threshold), 23,174 DSUs (at target) or 46,348 DSUs (at maximum) based on performance against two-year cumulative EBITDA-based targets and achievement of individual goals. The award, including the performance targets upon which vesting is based, was approved by the Compensation Committee in February 2007 but granted in December 2007.

(15)	Consists of a grant of 50,000 DSUs as a bonus for 2007 that vests 100% on December 12, 2008, subject to continued employment on that date.

(16)	Consists of a grant of 78,125 DSUs that vests 33 1/3% on each of December 18, 2008, 2009 and 2010, subject to continued employment on that date.

(17)	Consists of a grant of 15,449 DSUs that vests 33 1/3% on each of February 13, 2008, 2009 and 2010, subject to continued employment on that date. The award was approved by the Compensation Committee in February 2007 but granted in December 2007.

(18)	Consists of an award providing for 7,725 DSUs (at threshold), 15,449 DSUs (at target) or 30,898 DSUs (at maximum) based on performance against two-year cumulative EBITDA-based targets and achievement of individual goals. The award, including the performance targets upon which vesting is based, was approved by the Compensation Committee in February 2007 but granted in December 2007.

(19)	Mr. Martin commenced employment with the Company on January 22, 2007 and became Vice President of Advertising on June 12, 2007. Mr. Martin’s employment with the Company terminated on January 3, 2008.

(20)	Mr. Cruickshank’s employment with the Company terminated on October 3, 2007.

Employment Agreements

The Company has entered into compensation or employment arrangements or agreements with Messrs. Freidheim, Barker, Surkamer and McDonough. The Company also had compensation or employment arrangements or agreements with Messrs. Stoklosa, Cruickshank and Martin prior to the termination of their employment with the Company and had a Key Employee Severance Program Participation Agreement with Mr. Martin. The Company has also entered into Key Employee Severance Program Participation Agreements with Messrs. Barker and Surkamer. For a discussion of amounts paid or that could be payable to the named executive officers upon termination of employment or a change of control of the Company, see “Potential Payments Upon Termination or Change of Control.”

Terms of Freidheim Arrangement

On November 14, 2006, the Board of Directors appointed Mr. Freidheim as its President and Chief Executive Officer. In connection with Mr. Freidheim’s appointment, the Company agreed to a compensation arrangement (the “Freidheim Arrangement”) for Mr. Freidheim. The compensation arrangement with Mr. Freidheim provides for:

(a) an annual base salary of $680,000; (b) an annual bonus for 2007 (with a target bonus of 100% of base salary and a maximum bonus of 200% of base salary), based on performance against EBITDA-based targets, payable 50% in cash and 50% in shares of the Company’s Class A common stock, with the number of shares to be determined based on the closing price of a share of the Company’s Class A common stock on November 14, 2006 ($5.53); (c) a pro-rata bonus for 2006 of $87,561; (d) a grant of 100,000 shares of restricted stock that vest 50% on November 15, 2007 and 50% on November 15, 2008, subject to continued employment as Chief Executive Officer on the applicable date; and (e) a grant of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn (i) 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $7.00, and an additional 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $8.00, $9.00 and $10.00, respectively (so that a maximum of 200,000 shares of the Company’s Class A common stock may be earned under this portion of the stock opportunity award) and (ii) 50,000 shares (at threshold), 100,000 shares (at target) or 200,000 shares (at maximum) based on performance against two-year EBITDA-based targets and other long-term corporate objectives for Mr. Freidheim including, but not limited to, the Company’s financial strength, organization and management and strategy going forward (so that a maximum of 400,000 shares of the Company’s Class A common stock in the aggregate may be earned under both portions of the stock opportunity award), subject in each case to continued employment as Chief Executive Officer on the applicable date, and provided further that any shares earned under the stock opportunity award may not be sold, transferred or otherwise disposed of by Mr. Freidheim so long as he remains Chief Executive Officer of the Company (except to pay taxes incurred in connection with earning such shares). No shares will be earned under the EBITDA portion of the stock opportunity award described in clause (ii) above if the cumulative EBITDA targets for 2007 and 2008 are not met.

Terms of Barker Arrangement

Mr. Barker commenced employment with the Company as Senior Vice President, Finance on February 19, 2007 and became Chief Financial Officer on March 16, 2007. In connection with Mr. Barker’s appointment, the Company agreed to a compensation arrangement (the “Barker Arrangement”) for Mr. Barker. The Barker Arrangement provides for: (a) an annual base salary of $310,000; (b) a sign-on bonus of $100,000; (c) eligibility to earn an annual bonus targeted at 75% of Mr. Barker’s annual base salary; and (d) eligibility to receive an award under the LTIP in an amount of up to 75% of Mr. Barker’s annual base salary. In addition, Mr. Barker is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company generally are eligible.

Terms of Stoklosa Agreement

Mr. Stoklosa was appointed Vice President and Chief Financial Officer of the Company in November 2005. From March 2005 to November 2005, Mr. Stoklosa served as Vice President — Finance until his appointment as Vice President and Chief Financial Officer in November 2005. On January 31, 2006, the Company amended and restated in its entirety its employment agreement with Mr. Stoklosa, effective as of January 1, 2006 (the “Stoklosa Agreement”). The Stoklosa Agreement had a one year term, ending on December 31, 2006, renewable for successive one-year periods. Under the Stoklosa Agreement, Mr. Stoklosa was paid an annual salary of $400,000 and was eligible for an annual bonus targeted at 75% of his annual base salary. Mr. Stoklosa was eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company were, at the time, eligible, including executive life and long-term disability insurance, the premiums for which are paid for by the Company. Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

Terms of Surkamer Arrangement

Mr. Surkamer commenced employment with the Company as Vice President of Operations on February 12, 2007 and became Chief Operating Officer-Sun-Times News Group on October 1, 2007. In connection with Mr. Surkamer’s appointment, the Company agreed to a compensation arrangement (the “Surkamer Arrangement”)

for Mr. Surkamer. The Surkamer Arrangement provides for: (a) an annual base salary of $275,000 (which was increased to $316,250 effective October 8, 2007); (b) a sign-on bonus of $130,000; (c) a guaranteed bonus for 2007 of 75% of Mr. Surkamer’s annual base salary; and (d) eligibility to receive an award under the LTIP in an amount of up to 75% of Mr. Surkamer’s annual base salary (prorated based upon Mr. Surkamer’s start date). In addition, Mr. Surkamer is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company generally are eligible.

Terms of McDonough Agreement

Effective December 29, 2006, the Company entered into an Employment Agreement with Mr. McDonough (the “McDonough Agreement”) providing for Mr. McDonough’s employment as Vice President, General Counsel and Secretary of the Company. Mr. McDonough reports to the President and Chief Executive Officer of the Company. The McDonough Agreement is for the period to December 31, 2007, and the term of employment is renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Mr. McDonough gives written notice of non-renewal at least 30 days prior to the end of each such period. The Company may also elect to terminate the McDonough Agreement at the end of its then current term without terminating Mr. McDonough’s employment with the Company. The McDonough Agreement has been renewed for the period to December 31, 2008.

Under the McDonough Agreement, Mr. McDonough is paid an annual salary of $275,000 and will be eligible for an annual bonus targeted at 50% his annual base salary. In addition, Mr. McDonough is eligible to receive an annual award under the LTIP in an amount to be determined by the Compensation Committee. Mr. McDonough is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company were, at the time, eligible, including executive life and long-term disability insurance, the premiums for which are paid for by the Company.

Terms of Martin Arrangement

Mr. Martin commenced employment with the Company on January 22, 2007 and became Vice President of Advertising on June 12, 2007. In connection with Mr. Martin’s appointment, the Company agreed to a compensation arrangement (the “Martin Arrangement”) for Mr. Martin. The Martin Arrangement provides for: (a) an annual base salary of $275,000; (b) a sign-on bonus of $25,000; (c) a payment to Mr. Martin of $25,000 in consideration for a non-competition agreement; (d) a guaranteed bonus for 2007 of 75% of Mr. Martin’s annual base salary; and (e) eligibility to receive an award under the LTIP in an amount equal to 40% of Mr. Martin’s annual base salary. In addition, Mr. Martin is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company generally are eligible. Mr. Martin’s employment with the Company terminated on January 3, 2008.

Terms of Cruickshank Agreement

Mr. Cruickshank commenced his employment with the Company in 2000 and voluntarily terminated his employment on October 3, 2007. Mr. Cruickshank was employed as the Chief Operating Officer of the Company’s Sun-Times News Group and publisher of the Chicago Sun-Times and reported to the President and Chief Executive Officer of the Company. The terms of the original employment agreement with Mr. Cruickshank were amended effective as of January 1, 2005 and were further amended with effect from January 1, 2006 (as so amended, the “Cruickshank Agreement”). The Cruickshank Agreement was for a period of one year from January 1, 2005, and the term of employment was renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Mr. Cruickshank gave written notice of non-renewal at least 60 days prior to the end of each such one year period.

Mr. Cruickshank’s agreement provided for an annual salary of $400,000 and his eligibility to earn an annual bonus targeted at 75% his annual base salary. In addition, Mr. Cruickshank was eligible to receive an annual award under the LTIP in an amount to be determined by the Compensation Committee. Mr. Cruickshank was eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company were, at the time, eligible, including executive life and long-term disability insurance, the premiums for which are paid for by the Company.

Outstanding Equity Awards at Fiscal 2007 Year-End

	Option Awards					Stock Awards
Equity
									Equity		Incentive
									Incentive		Plan
			Equity						Plan		Awards:
			Incentive						Awards:		Market or
			Plan						Number of		Payout
			Awards:						Unearned		Value of
	Number of	Number of	Number of			Number of		Market Value	Shares,		Unearned
	Securities	Securities	Securities			Shares or		of Shares	Units or		Shares,
	Underlying	Underlying	Underlying			Units of		or Units of	Other		Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That		Stock	Rights That		Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not		That Have	Have Not		That Have
	(#)	(#)	Options	Price	Expiration	Vested		Not Vested	Vested		Not Vested
Name	Exercisable	Unexercisable	(#)	($/Sh)	Date	(#)		($)(1)	(#)(2)		($)(1)

Cyrus F. Freidheim, Jr.	—	—	—	—	—	586,364	(3)	$1,290,001	100,000	(4)	$220,000
William G. Barker, III(5)	—	—	—	—	—	164,192	(6)	$361,222	13,062		$28,736
Gregory A. Stoklosa(7)	—	—	—	—	—	—		—	—		—
Blair Richard Surkamer(8)	—	—	—	—	—	113,018	(9)	$248,640	11,587		$25,491
James D. McDonough	—	—	—	—	—	143,574	(10)	$315,863	7,725		$16,995
John J. Martin(11)	—	—	—	—	—	—		—	—		—
John D. Cruickshank(12)	—	—	—	—	—	—		—	—		—

(1)	Amounts are calculated based upon the per share closing price of the Class A common stock on December 31, 2007 of $2.20.

(2)	The amounts in this column (other than those for Mr. Freidheim (as to which see Note (4) to this table below)) consist of performance-vesting DSUs awarded pursuant to the Company’s LTIP and 1999 Stock Incentive Plan on December 21, 2007. See “— Compensation Discussion and Analysis — Our Compensation Decisions — Long Term Incentive Plan” for a description of these awards. Amounts shown are based on achieving threshold performance under the DSU awards.

(3)	Consists of (i) the unvested portion (50,000 shares) of a grant of 100,000 shares of restricted Class A common stock that vest 50% on each of November 15, 2007 and November 15, 2008; (ii) 150,000 restricted shares that vest 100% on December 12, 2008; and (iii) 386,364 DSUs that vest 33 1/3% on each of December 18, 2008, 2009 and 2010, in each case subject to continued employment on such date.

(4)	Consists of a grant in November 2006 of a “stock opportunity award.” See “— Employment Agreements — Terms of Freidheim Arrangement” for a description of this award. Amounts shown are based on achieving threshold performance under both portions of the stock opportunity award.

(5)	Mr. Barker commenced employment with the Company as Senior Vice President, Finance on February 19, 2007 and became Chief Financial Officer on March 16, 2007.

(6)	Consists of (i) 50,000 DSUs that vest 100% on December 12, 2008; (ii) 88,068 DSUs that vest 33 1/3% on each of December 18, 2008, 2009 and 2010; and (iii) 26,124 DSUs that vest 33 1/3% on each of February 13, 2008, 2009 and 2010, in each case subject to continued employment on such date.

(7)	Mr. Stoklosa ceased to be Vice President and Chief Financial Officer of the Company on February 16, 2007 and his employment with the Company terminated on March 16, 2007.

(8)	Mr. Surkamer commenced employment with the Company as Vice President of Operations on February 12, 2007 and became Chief Operating Officer-Sun-Times News Group on October 1, 2007.

(9)	Consists of (i) 89,844 DSUs that vest 33 1/3% on each of December 18, 2008, 2009 and 2010; and (ii) 23,174 DSUs that vest 33 1/3% on each of February 13, 2008, 2009 and 2010, in each case subject to continued employment on such date.

(10)	Consists of (i) 50,000 DSUs that vest 100% on December 12, 2008; (ii) 78,125 DSUs that vest 33 1/3% on each of December 18, 2008, 2009 and 2010; and (iii) 15,449 DSUs that vest 33 1/3% on each of February 13, 2008, 2009 and 2010, in each case subject to continued employment on such date.

(11)	Mr. Martin commenced employment with the Company on January 22, 2007 and became Vice President of Advertising on June 12, 2007. Mr. Martin’s employment with the Company terminated on January 3, 2008. Mr. Martin was not granted any equity awards during his employment with the Company.

(12)	Mr. Cruickshank’s employment with the Company terminated on October 3, 2007 and all of his unvested equity-based awards were forfeited on such date.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares		Value Realized
	Acquired on Exercise	Exercise	Acquired on Vesting		on Vesting
Name	(#)	($)	(#)		($)(1)

Cyrus F. Freidheim, Jr.	—	—	50,000		$87,000
William G. Barker, III	—	—	—		—
Gregory A. Stoklosa	—	—	—		—
Blair Richard Surkamer	—	—	—		—
James D. McDonough	—	—	7,474	(2)	$33,259
John J. Martin	—	—	—		—
John D. Cruickshank	—	—	25,784	(2)	$114,739

(1)	Amounts are calculated based upon the per share closing price of the Class A common stock on the applicable vesting date.

(2)	Represents DSUs granted in 2005, the vesting of which accelerated on August 1, 2007 as a result of a change in control of the Company occasioned by the Company’s controlling stockholder appointing a new majority of the Company’s Board of Directors.

Potential Payments Upon Termination or Change of Control

The following sets forth the payments and benefits that would be payable to each of the named executive officers upon the termination of their employment or a change of control, assuming for such purpose that the named executive officers’ employment terminated on December 31, 2007 (except that in the case of named executive officers who are no longer employed with the Company, the following sets forth the payments and benefits to which they became entitled to receive in connection with the termination of their employment).

Named Executive Officers Who Are Still Employed With the Company

Mr. Freidheim

Pursuant to the Freidheim Arrangement, after December 31, 2007, either the Company or Mr. Freidheim may terminate the employment relationship with 60 days’ notice. If Mr. Freidheim’s employment is terminated by the Company (other than for cause or due to death or disability), Mr. Freidheim will be entitled to receive continuation of his base salary, target annual bonus and employee benefits through the date falling six months following the date of termination of employment. In addition, if Mr. Freidheim’s employment is terminated by the Company (other than for cause or due to death or disability), then (i) his shares of restricted stock that would have vested during the 12-month period following termination will be treated as vested as of the date of termination; and (ii) Mr. Freidheim will have 12 months from the date of termination of employment to earn the shares of the Company’s Class A common stock under his stock opportunity award, and after such 12-month period such award shall be cancelled and expire. In the event of a change of control of the Company as defined in the LTIP, and the subsequent termination of Mr. Freidheim’s employment by the Company without cause or by Mr. Freidheim for good reason, within 24 months after the change of control, Mr. Freidheim will be entitled to his base salary and health and welfare benefits through his final date of active employment and any accrued but unused vacation pay. Mr. Freidheim will also be entitled to receive: (a) a lump sum amount equal to 50% of his final annual base salary, plus 50% of the higher of his target bonus or the highest annual bonus actually received during the two most recent years, (b) a target bonus for the year of termination prorated for service through the date of termination, and (c) the continuation of health and welfare benefits for a period ending six months from the end of the current term of his agreement. In addition, upon a change of control, all unvested awards and grants become immediately fully vested and payable (if applicable). All severance payments will be made to Mr. Freidheim in a single lump sum payment on a date that is not later than ten business days following the date of termination of his services. For purposes of the Freidheim Arrangement, a “change of control” of the Company is deemed to have occurred upon:

•	the acquisition of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities; or

•	the members of the Board of Directors as of the date on which Mr. Freidheim’s employment began (the “Effective Date”) and any new directors whose election by the Board or nomination by the Board for election was approved by a vote of a least two-thirds of the directors then still in office who either were in office on the Effective Date or whose election or nomination for election was previously so approved ceasing for any reason to constitute at least a majority of the Board;

•	the adoption, enactment or effectiveness of any action that materially limits or diminishes the power or authority of the Company’s board of directors or any committee thereof, if such action has not been approved by a vote of a least two-thirds of the directors then still in office who either were in office on the Effective Date or whose election or nomination for election was previously so approved ceasing for any reason to constitute at least a majority of the Board; or

•	the consummation of, or the execution of a definitive agreement the consummation of which would result in, a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company to an unaffiliated buyer; or

•	the consummation of a complete liquidation or dissolution of the Company.

For purposes of the Freidheim Arrangement, “good reason” is deemed to have occurred if Mr. Freidheim’s title, authority, or principal duties are reduced, diminished or eliminated, his base salary is reduced, his benefits are diminished, his principal place of employment is relocated more than thirty-five (35) road miles from its then-current location, or his target bonus opportunity is reduced.

Mr. Barker

On April 10, 2007, the Company entered into a Key Employee Severance Program Participation Agreement with Mr. Barker (the “Barker Severance Agreement”), which provides that in the event Mr. Barker’s employment is terminated by the Company other than for cause or as a result of death or permanent disability, Mr. Barker will receive the following: (i) a lump sum payment (payable within 10 days of termination) for any accrued, unused vacation time, reduced by all applicable tax withholding requirements, (ii) a lump sum payment (payable within 10 days of termination) equal to Mr. Barker’s target bonus for the then-current year; (iii) an amount equal to Mr. Barker’s base salary in effect on the date of termination, payable in 26 bi-weekly installments, less all appropriate withholding amounts and deductions; and (iv) continuation of all then-current benefit programs in which Mr. Barker is entitled to participate on the date of his termination of employment, subject only to Mr. Barker’s continued premium contributions at the same level as on the date of termination. Under the terms of the Barker Severance Agreement, “cause” means (i) Mr. Barker engaging in intentional and willful misconduct, including a breach of his duty of loyalty to the Company, to the detriment of the Company, or (ii) Mr. Barker being convicted of, or pleading nolo contendere to, a crime involving fraud, dishonesty, inappropriate moral standards, or violence.

The Barker Severance Agreement also provides that in the event Mr. Barker’s employment is terminated by Mr. Barker for good reason, Mr. Barker will receive the following: (i) a lump sum payment (payable within 10 days of termination) for any accrued, unused vacation time, reduced by all applicable tax withholding requirements, (ii) a lump sum payment (payable within 10 days of termination) equal to Mr. Barker’s target bonus for the then-current year multiplied by two; (iii) an amount equal to Mr. Barker’s base salary in effect on the date of termination multiplied by two, payable in 52 bi-weekly installments, less all appropriate withholding amounts and deductions; and (iv) continuation of all then-current benefit programs in which Mr. Barker is entitled to participate on the date of his termination of employment, subject only to Mr. Barker’s continued premium contributions at the same level as on the date of termination. Under the terms of the Barker Severance Agreement, “good reason” means the occurrence of both a change of control (which is defined substantially the same in the Barker Severance Agreement as under the Freidheim Arrangement) and Mr. Barker experiencing (i) a material reduction in title, authority or responsibilities, (ii) required relocation more than 50 road miles from the office where Mr. Barker currently works, or (iii) the failure of the Company to obtain an explicit undertaking from any successor to honor the terms of the Barker Severance Agreement.

Mr. Barker has agreed that for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to the non-solicitation provisions as set forth in the Barker Severance Agreement.

Mr. Surkamer

In January 2007, the Company entered into a Key Employee Severance Program Participation Agreement with Mr. Surkamer (the “Surkamer Severance Agreement”), which provides that in the event Mr. Surkamer’s employment is terminated (a) by the Company other than for cause or as a result of death or permanent disability, or (b) by Mr. Surkamer for good reason, in either case prior to and not in connection with a change in control or following the twenty-four (24) month period following the occurrence of any change in control, Mr. Surkamer will receive the following: (i) a lump sum payment (payable within 10 days of termination) for any accrued, unused vacation time, reduced by all applicable tax withholding requirements, (ii) a lump sum payment (payable within 10 days of termination) equal to (A) the higher of (x) 50 percent, or (y) the percentage derived by taking the period of January 1 through December 31 and calculating the number of days Mr. Surkamer was employed by the Company during the then current calendar year (to the termination date) on a percentage basis, multiplied by (B) the higher of (x) 25 percent of Mr. Surkamer’s base salary, or (y) the most recent annual bonus paid to Mr. Surkamer within the twelve month period preceding the date of termination; (iii) an amount equal to Mr. Surkamer’s base salary in effect on the date of termination, payable in 26 bi-weekly installments, less all appropriate withholding amounts and deductions; and (iv) continuation of all then-current benefit programs in which Mr. Surkamer is entitled to participate on the date of his termination of employment, subject only to Mr. Surkamer’s continued premium contributions at the same level as on the date of termination.

In the event of a change in control, and the subsequent termination, within twenty-four (24) months after the change in control, of Mr. Surkamer’s services by the Company without cause or by Mr. Surkamer for good reason, Mr. Surkamer will receive the following: (i) a lump sum payment (payable within 10 days of termination) for any accrued, unused vacation time, reduced by all applicable tax withholding requirements, (ii) a lump sum payment (payable within 10 days of termination) equal to (A) the higher of (x) 50 percent, or (y) the percentage derived by taking the period of January 1 through December 31 and calculating the number of days Mr. Surkamer was employed by the Company during the then current calendar year (to the termination date) on a percentage basis, multiplied by (B) the higher of (x) 25 percent of Mr. Surkamer’s base salary, or (y) the most recent annual bonus paid to Mr. Surkamer within the twelve month period preceding the date of termination; (iii) an amount equal to Mr. Surkamer’s base salary in effect on the date of termination multiplied by two, payable in 52 bi-weekly installments, less all appropriate withholding amounts and deductions; and (iv) continuation of all then-current benefit programs in which Mr. Surkamer is entitled to participate on the date of his termination of employment, subject only to Mr. Surkamer’s continued premium contributions at the same level as on the date of termination. “Cause,” “good reason” and “change in control” are defined substantially the same in the Surkamer Severance Agreement as in the Barker Severance Agreement.

Mr. Surkamer has agreed that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in the Surkamer Severance Agreement.

Mr. McDonough

The McDonough Agreement may be terminated: (a) by Mr. McDonough at the end of the term; (b) upon Mr. McDonough’s death or disability; (c) by the Company for cause; or (d) by Mr. McDonough for any reason upon 30 days’ notice, in which case Mr. McDonough will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant. Under the terms of the McDonough Agreement, “cause” means that Mr. McDonough has (i) been convicted of (or has pleaded guilty or no contest to) a felony, or (ii) engaged in conduct that constitutes willful gross neglect or willful gross misconduct with respect to his employment duties; provided, no act or omission on Mr. McDonough’s part shall be considered “willful” if conducted in good faith and with a reasonable belief that his conduct was in the best interests of Company and further provided the Company may not terminate Mr. McDonough’s employment under clause (ii) unless Mr. McDonough is given at least thirty days to cure any such conduct (if capable of cure), and has received a certified copy of a resolution of the Board of Directors terminating his employment for cause and stating specifically the conduct that the Board believes satisfies the definition of cause.

The McDonough Agreement may also be terminated by the Company for any other reason upon 30 days’ notice or by the Company at the end of the term, in which case, except if such termination occurs within the 24-month period following a change of control of the Company, Mr. McDonough will be entitled to receive a single lump sum payment equal to (a) one times the sum of Mr. McDonough’s final base salary and target bonus, (b) a pro-rata target bonus for the year in which termination of employment occurs, and (c) an amount equal to any bonus for Mr. McDonough earned and unpaid as of Mr. McDonough’s termination of employment. Mr. McDonough will also be entitled to receive health and welfare benefits for a period ending one year from the date of Mr. McDonough’s termination of employment (the “Continuation Period”). Notwithstanding the above, if the Company elects to terminate the McDonough Agreement at the end of its then current term but not terminate Mr. McDonough’s employment, and if the Company has comparable severance policies in effect as of the date on which the McDonough Agreement is terminated, then Mr. McDonough will not be entitled to receive the payments and benefits described in this paragraph. Upon termination of Mr. McDonough’s services as described in this paragraph, (i) all unvested cash awards will become fully vested and payable (as applicable), (ii) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period will become fully vested and payable and (iii) all other unvested equity-based awards will be forfeited.

In the event of a change of control of the Company (which is defined substantially the same in the McDonough Agreement as under the Freidheim Arrangement), and the subsequent termination of Mr. McDonough’s employment by the Company without cause, by the Company at the end of the then current term without comparable severance policies then in effect or by Mr. McDonough for good reason, within 24 months after the change of control, Mr. McDonough will be entitled to his base salary and health and welfare benefits through his final date of active employment and any accrued but unused vacation pay. Mr. McDonough will also be entitled to receive: (a) a lump sum amount equal to his final annual base salary, multiplied by two, plus two times his target bonus, (b) a target bonus for the year of termination prorated for service through the date of termination, (c) the continuation of health and welfare benefits for a period ending two years from the date of termination, and (d) any bonus that was earned with respect to a prior calendar year but not paid as of the date of termination. In addition, upon a change of control, all unvested awards and grants become immediately fully vested and payable (if applicable). All severance payments will be made to Mr. McDonough in a single lump sum payment on a date that is not later than ten business days following the date of termination of his services. The McDonough Agreement provides that if payments to Mr. McDonough would result in the imposition of an excise tax under Section 4999 of the Code, then the payments will be reduced so that no excise tax will be imposed, but only if the effect of such reduction would be to place Mr. McDonough in a better after-tax economic position than he would have been in had no such reduction been effected. Under the terms of the McDonough Agreement, “good reason” exists if a change of control has occurred and, at any time during the twenty-four months thereafter, any of the following has also occurred: (i) Mr. McDonough’s title, authority, or principal duties are materially reduced, materially diminished or eliminated; (ii) Mr. McDonough’s base salary is reduced or his benefits are diminished (except in connection with reduction of base salaries or benefits, as the case may be, on substantially a Company-wide basis, so long as Mr. McDonough’s reduction is not less favorable on a percentage basis than the reductions applicable to other members of senior management of the Company; or (iii) Mr. McDonough’s principal place of employment is relocated to a location that results in an increase in his one-way commute of more than thirty-five road miles from the prior commuting distance.

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

Estimated Value of Benefits to be Received Upon Involuntary Separation Not Related to a Change of Control

The following table shows the estimated value of payments and other benefits to be conferred upon the named executive officers who are current executive officers assuming they were involuntarily terminated other than for cause, death or disability as of December 31, 2007 under the terms of their respective employment or severance agreements or arrangements.

				Health and Welfare	Total Value of
		Value of Unvested		Benefit	all Payments
	Cash Payment	Equity Awards		Continuation	and Benefits
Name	($)	($)		($)	($)

Cyrus F. Freidheim, Jr.	$680,000	$723,334	(1)	$5,469	$1,408,803
William G. Barker, III	$542,500	—		$16,431	$558,931
Blair Richard Surkamer	$395,313	—		$16,649	$411,962
James D. McDonough	$550,000	$178,622	(2)	$10,286	$738,908

(1)	Reflects accelerated vesting of 200,000 shares of restricted stock and 128,788 DSUs using the per share closing price of the Class A common stock on December 31, 2007 of $2.20. If Mr. Freidheim’s employment is terminated by the Company (other than for cause or due to death or disability), he has 12 months from the date of termination to earn his stock opportunity award. None of the targets for the stock opportunity award had been met as of December 31, 2007. If all the targets for the stock opportunity award were to be met by December 31, 2008, Mr. Freidheim would earn an additional 300,000 shares of Class A common stock, which, using the per share closing price of the Class A common stock on December 31, 2007 of $2.20, would be valued at $660,000.

(2)	Reflects accelerated vesting of 76,042 DSUs using the per share closing price of the Class A common stock on December 31, 2007 of $2.20. In addition, Mr. McDonough was granted an award providing for 7,725 DSUs (at threshold), 15,449 DSUs (at target) or 30,898 DSUs (at maximum) based on performance against EBITDA-based targets for the two-year period ending December 31, 2008 and achievement of individual goals. The McDonough Agreement provides that all unvested equity-based awards which, in accordance with applicable vesting schedules would have vested during one-year period following an involuntary termination other than for cause, death or disability will become fully vested and payable. If the targets for the performance-vesting DSUs were to be met by December 31, 2008, Mr. McDonough would earn an additional 15,449 DSUs, which, using the per share closing price of the Class A common stock on December 31, 2007 of $2.20, would be valued at $33,988.

Estimated Value of Benefits to be Received Upon a Qualifying Termination following a Change of Control

The following table shows the estimated value of payments and other benefits to be conferred upon the named executive officers who are current executive officers assuming they were terminated upon a qualifying termination of employment following a change of control as of December 31, 2007 under the terms of their respective employment or severance agreements or arrangements.

					Total Value of
	Cash	Value of Unvested		Health and Welfare	all Payments
	Payment	Equity Awards		Benefit Continuation	and Benefits
Name	($)	($)(1)		($)	($)

Cyrus F. Freidheim, Jr.	$1,360,000	$1,290,001	(2)	$5,469	$2,655,470
William G. Barker, III	$1,085,000	$418,695		$32,862	$1,536,557
Blair Richard Surkamer	$711,563	$299,622		$33,298	$1,044,483
James D. McDonough	$962,500	$349,851		$20,572	$1,332,923

(1)	Amounts are calculated based upon the value of shares the vesting of which would accelerate using the per share closing price of the Class A common stock on December 31, 2007 of $2.20.

(2)	Reflects accelerated vesting of 200,000 shares of restricted stock and 386,364 DSUs using the per share closing price of the Class A common stock on December 31, 2007 of $2.20. If, within 24 months after a change of control, Mr. Freidheim’s employment is terminated by the Company without cause or by Mr. Freidheim for good reason, he has 12 months from the date of termination to earn his stock opportunity award. None of the targets for the stock opportunity award had been met as of December 31, 2007. If all the targets for the stock opportunity award were to be met by December 31, 2008, Mr. Freidheim would earn an additional 300,000 shares of Class A common stock, which, using the per share closing price of the Class A common stock on December 31, 2007 of $2.20, would be valued at $660,000.

With respect to all named executive officers who are currently employed with the Company, upon a change of control without termination of employment or upon termination of employment because of death, disability or retirement all unvested DSUs will immediately become vested. The value of the accelerated DSU vesting at December 31, 2007 using the per share closing price of the Class A common stock on December 31, 2007 of $2,20 for each named executive officer who held unvested DSUs at December 31, 2007 is as follows: Freidheim — $850,001; Barker — $418,695; Surkamer — $299,622; and McDonough — $349,851. No other incremental benefit will accrue to any such named executive officer.

Named Executive Officers Who Are No Longer Employed With the Company

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

Under the terms of the Stoklosa Agreement, because Mr. Stoklosa’s services were terminated by the Company other than pursuant to clause (b) or (c) of the immediately preceding paragraph, Mr. Stoklosa received a single lump sum payment of $1,291,939 (including $5,918 in respect of accrued vacation) equal to the sum of (i) the amount that would have been equal to the continuation of his annual base salary for a period commencing on the date of termination and ending on December 31, 2008 (the “Continuation Period”), (ii) the amount equal to his target bonus payable with respect to the base salary paid or that would have been payable from January 1, 2007 through the end of the Continuation Period, and (iii) an amount equal to any bonus for Mr. Stoklosa earned and unpaid as of Mr. Stoklosa’s termination of employment. Mr. Stoklosa is also entitled to receive health and welfare benefits during the Continuation Period. Upon termination of Mr. Stoklosa’s services as described in this paragraph, (A) all unvested cash awards became fully vested and payable (as applicable), provided that because as of the date of termination of Mr. Stoklosa’s employment the threshold target for his Cash Incentive Award had not been met, no payments were made thereunder, (B) all unvested equity-based awards which, in accordance with applicable vesting schedules, would have vested during the Continuation Period became fully vested and payable and (C) all other unvested equity-based awards were forfeited. The Stoklosa Agreement also provided that if payments to Mr. Stoklosa would result in the imposition of an excise tax under Section 4999 of the Code, then the Company would pay Mr. Stoklosa an additional “gross-up payment” to place him in the same after-tax position he would have been in had no excise tax been imposed. No change of control of the Company has occurred, and we have assumed that no gross-up payment will be required to be made to Mr. Stoklosa.

Mr. Martin

On January 22, 2007, the Company entered into a Key Employee Severance Program Participation Agreement with Mr. Martin (the “Martin Severance Agreement”), which provided that in the event Mr. Martin’s employment was terminated by the Company other than for cause (which is defined substantially the same in the Martin Severance Agreement as in the Barker Severance Agreement)or as a result of death or permanent disability, Mr. Martin would receive the following: (i) a lump sum payment (payable within 10 days of termination) for any accrued, unused vacation time, reduced by all applicable tax withholding requirements, (ii) a lump sum payment (payable within 10 days of termination) equal to (A) the higher of (x) 50 percent, or (y) the percentage derived by taking the period of January 1 through December 31 and calculating the number of days Mr. Martin was employed by the Company during the then current calendar year (to the termination date) on a percentage basis, multiplied by (B) the higher of (x) 25 percent of Mr. Martin’s base salary, or (y) the most recent annual bonus paid to Mr. Martin within the twelve month period preceding the date of termination; (iii) an amount equal to Mr. Martin’s base salary in effect on the date of termination, payable in 26 bi-weekly installments, less all appropriate withholding amounts and deductions; and (iv) continuation of all then-current benefit programs in which Mr. Martin is entitled to participate on the date of his termination of employment, subject only to Mr. Martin’s continued premium contributions at the same level as on the date of termination. Because Mr. Martin’s employment was terminated by the Company on January 3, 2008 other than for cause or as a result of death or permanent disability, he received a lump sum payment of $34,375 and will continue to receive his base salary and benefits for a one-year period following termination.

Mr. Cruickshank

The Cruickshank Agreement was terminable: (a) by Mr. Cruickshank at the end of the term; (b) upon Mr. Cruickshank’s death or disability; (c) by the Company for cause; or (d) by Mr. Cruickshank for any reason upon 30 days’ notice, in which case Mr. Cruickshank would have been entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant. Because Mr. Cruickshank voluntarily terminated his employment with the Company on October 3, 2007, he received only payments for accrued vacation upon his termination, which equaled $23,672.

Value of Benefits Received Upon Termination

The following table shows the value of payments and other benefits conferred upon the named executive officers whose employment was terminated during fiscal 2007 or fiscal 2008 as described above under the terms of their respective employment and separation agreements.

				Health and Welfare	Total Value of
		Value of Unvested		Benefit	all Payments
	Cash Payment	Equity Awards		Continuation	and Benefits
Name	($)	($)		($)	($)

Gregory A. Stoklosa	$1,286,021	$70,114	(1)	$74,892	$1,431,027
John J. Martin	$309,375	—		$16,583	$325,958
John D. Cruickshank	$23,672	—		—	$23,672

(1)	Amount is calculated based upon the value of shares that vested as a result of termination using the per share closing price of the Class A common stock on the date of termination.

Directors’ Compensation

Under the terms of the Company’s compensation arrangements with directors, each non-management director receives an annual director retainer of $50,000 per annum and a fee of $3,000 for each board meeting attended. Committee chairs and committee members receive retainers and meeting attendance fees which vary among committees. The chair of the Audit Committee receives a $20,000 annual retainer, while Audit Committee members receive a $10,000 annual retainer and all Audit Committee members receive a fee of $3,000 per meeting attended. The chair of the Compensation Committee receives an annual retainer of $5,000, and all Compensation Committee members receive a fee of $3,000 per meeting attended. The chair of the Nominating & Governance Committee receives an annual retainer of $5,000, and all Nominating & Governance Committee members receive a fee of $3,000 per meeting attended. The chair of the Special Committee receives a meeting attendance fee of $7,500, and all Special Committee members receive a fee of $5,000 per meeting attended. All members of the Strategic Alternatives Committee, which was established by the Board of Directors in February 2008, receive a fee of $3,000 per meeting attended. Directors are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

One half of the annual director’s retainer for 2007 is paid in the form of DSUs granted under the Company’s 1999 Stock Incentive Plan. The remainder of the annual director’s retainer is payable in cash unless the non-management director elects to receive DSUs in lieu of such payment. Effective January 1, 2008, the Board of Directors approved changes to the Company’s compensation arrangements with non-management directors to provide that all of the annual director’s retainer be paid in the form of DSUs. Each non-management director will also receive a grant of an additional 1,000 DSUs under the 1999 Stock Incentive Plan each fiscal quarter. The DSUs will be issued in quarterly installments as of the last business day of each fiscal quarter, with the number of DSUs being issued with respect to annual director retainer payments as of each such date being determined by dividing the amount of the annual director retainer payable by the fair market value of a share of our Class A common stock on the last trading day of such fiscal quarter. Each DSU represents an unfunded, unsecured right to receive a share of Class A common stock after the date the non-management director ceases to be a member of the Board of Directors. DSUs attract additional dividend equivalent DSUs if the Company declares a cash or stock dividend on its outstanding Class A common stock.

The Board of Directors also maintains a stock ownership requirement for non-management Board members. Each non-management director is required to own shares of Class A common stock with an aggregate fair market value equal to at least five times the amount of the annual director retainer. Non-management directors will have five years to satisfy this requirement and all DSUs granted to a non-management director will count towards the satisfaction of this requirement.

The Board determined that, in addition to not applying to management directors, the arrangements described above would also not apply to William Aziz and G. Wesley Voorheis, who became members of the Company’s Board of Directors on August 1, 2007 and who are employees of the Company’s controlling stockholder.

On August 7, 2006, the Compensation Committee approved a new compensation arrangement for Raymond G.H. Seitz under which he would be paid an annual retainer of $300,000 for serving as the Non-Executive Chairman of the Board, with 50% of such retainer paid in cash and 50% paid in DSUs. Such retainer is in lieu of all other retainers and meeting attendance fees, except that Mr. Seitz will continue to be paid meeting fees for attending meetings of the Special Committee.

The table below summarizes the compensation paid by the Company to non-management directors in respect of services in 2007.

	Fees Earned or Paid
	in Cash	Stock Awards	Total
Name	($)	($)(1)	($)

Current Directors
William Aziz(2)	—	—	—
Brent D. Baird(2)	$8,500	$24,891	$33,391
Albrecht W.A. Bellstedt(2)	$16,417	$14,474	$30,891
Herbert A. Denton(3)	$64,000	$36,247	$100,247
Peter Dey(2)	$19,417	$14,474	$33,891
Cyrus F. Freidheim, Jr.	—	—	—
Edward Hannah(2)(4)	$16,417	—	$16,417
Gordon A. Paris	$185,500	$39,996	$225,496
Graham W. Savage	$175,000	$39,996	$214,996
Raymond G.H. Seitz	$233,250	$150,000	$383,250
G. Wesley Voorheis(2)	—	—	—
Former Directors
John F. Bard(2)	$83,334	$26,187	$107,891
John M. O’Brien(2)	$80,417	$26,189	$104,976
Raymond S. Troubh(2)	$35,917	$40,779	$74,100

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS No. 123R with respect to DSUs, which are issuable in the form of shares upon the termination of a director’s service as a member of the Board. These amounts also reflect the grant date fair value of the DSUs granted to directors in 2007 (computed in accordance with SFAS No. 123R). Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

(2)	On August 1, 2007, Hollinger Inc., the Company’s controlling stockholder, removed Messrs. Bard, O’Brien and Troubh as directors of the Company and elected Messrs. Aziz, Baird, Bellstedt, Dey, Hannah and Voorheis as directors of the Company.

(3)	Mr. Denton was elected as a director of the Company on February 24, 2007.

(4)	On March 31, 2008, Mr. Hannah was issued 5,953 DSUs in respect of his service on the Board of Directors from August 1, 2007 through December 31, 2007. Because these DSUs were not issued until March 31, 2008, no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 with respect to such DSUs.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, unless otherwise indicated, certain information regarding those persons or entities known to hold more than 5% of the outstanding shares of Class A Common Stock and Class B Common Stock, and ownership of Class A Common Stock by the named executive officers, the directors, nominees for election and all directors and executive officers as a group. The beneficial ownership information of each of these persons or entities is based upon, where applicable, filings with the SEC as noted in the footnotes to the table.

	Class and Total Number of Shares			Percent
Name and Address	Beneficially Owned(1)			of Class

Hollinger Inc. and affiliates(2)	15,772,923	#	Class A Common	19.6%
10 Toronto Street	14,990,000		Class B Common	100%
Toronto, Ontario M5C 2B7 Canada
K Capital Partners, LLC(3)	8,121,312		Class A Common	12.4%
75 Park Plaza Boston, MA 02116
Franklin Mutual Advisors LLC(4)	5,709,141		Class A Common	8.7%
101 John F. Kennedy Parkway Short Hills, NJ 07078
Morgan Stanley(5)	5,224,328		Class A Common	8.0%
1585 Broadway New York, NY 10036
Tweedy, Browne Company LLC(6)	4,627,869		Class A Common	7.1%
350 Park Avenue New York, NY 10022
Davidson Kempner Partners(7)	4,602,222		Class A Common	7.0%
65 East 55th Street, 19th Floor New York, NY 10022
William Aziz	—		Class A Common	*
Brent D. Baird(8)	188,366		Class A Common	*
William G. Barker III	20,232		Class A Common	*
Albrecht W.A. Bellstedt	24,313		Class A Common	*
John D. Cruickshank	29,816		Class A Common	*
Herbert A. Denton(9)	65,743		Class A Common	*
Peter J. Dey	24,313		Class A Common	*
Cyrus F. Freidheim, Jr.	237,505		Class A Common	*
Edward C. Hannah	24,313		Class A Common	*
Thomas L. Kram	9,245		Class A Common	*
John J. Martin	—		Class A Common	*
James D. McDonough	24,269		Class A Common	*
Gordon A. Paris	259,298		Class A Common	*
Graham W. Savage	37,831		Class A Common	*
Raymond G.H. Seitz	114,935		Class A Common	*
Gregory A. Stoklosa	15,601		Class A Common	*
Blair Richard Surkamer	21,262		Class A Common	*
G. Wesley Voorheis	—		Class A Common	*
All current directors and executive officers as a group (15 persons)(10)	1,051,625		Class A Common	1.6%

#	Includes shares issuable upon conversion of Class B Common Stock.

*	An asterisk (*) indicates less than one percent of a class of stock.

(1)	Includes 320,829 shares currently issuable pursuant to DSUs as follows: Mr. Baird 28,599 shares; Mr. Bellstedt 24,313 shares; Mr. Denton 29,243 shares; Mr. Dey 24,313 shares; Mr. Freidheim 7,277 shares; Mr. Hannah 24,313 shares; Mr. Paris 30,005 shares; Mr. Savage 37,831 shares, and Mr. Seitz 114,935 shares.. Includes 88,148 shares of restricted stock as to which restrictions will lapse within 60 days as follows: Mr. Barker 7,750 shares; Mr. Freidheim 65,614 shares; Mr. McDonough 6,875 shares, and Mr. Surkamer 7,907 shares.

(2)	As reported in Schedule 13D filed with the SEC on March 27, 2008. Includes: (i) 2,000,000 shares of Class A Common Stock (“Class A Shares”) issuable upon conversion of 2,000,000 shares of Class B Common Stock (“Class B Shares”) held by Hollinger Inc. (“Hollinger”); (ii) 12,990,000 Class A Shares issuable upon conversion of 12,990,000 Class B Shares held by 4322525 Canada Inc. (“Canada Co.”), an indirect wholly owned subsidiary of Hollinger Inc.; and (iii) 782,923 shares of Class A Shares held by Canada Co. Through the multiple-voting nature of the Class B Shares, Hollinger and its subsidiaries, Sugra Ltd. And Canada Co. (collectively, the “Applicants”) have voting control over the Company. Upon approval of the Ontario Superior Court of Justice (the “Ontario Court”) and the United States Bankruptcy Court for the District of Delaware (collectively, the “Court Approvals”), the Ontario Court shall authorize and direct the Applicants, the Company and any other party to take steps necessary to convert all of these Class B Shares into Class A Shares on a one-for-one basis. Subject to the CCAA Plan (as defined in the Schedule 13D) being accepted by the requisite majorities of the Applicants’ creditors, upon Plan Implementation (as defined in the Schedule 13D), and subject to approval by the Company’s Board of Directors and, if required, the Company’s stockholders, the Company will issue and deliver to Hollinger Inc. an additional 1,499,000 Class A Shares, providing Hollinger with a total of 16,489,000 Class A Shares for the converted Class B Shares (a conversion rate of 1.1:1). If the Court Approvals are obtained and the CCAA Plan is rejected, Hollinger will receive only the 14,990,000 Class A Shares received upon conversion of its Class B Shares, representing a 1:1 conversion. No assurances can be given that the Court Approvals will be obtained or that the CCAA Plan will be approved or implemented.

(3)	As reported in Schedule 13D filed with the SEC on March 27, 2008.

(4)	As reported in Schedule 13G filed with the SEC on January 30, 2008.

(5)	As reported in Schedule 13G filed with the SEC on February 14, 2008.

(6)	As reported in Schedule 13D filed with the SEC on March 28, 2008. Tweedy Browne has investment discretion with respect to 4,627,869 shares of Class A Common Stock held in the accounts of various customers of Tweedy Browne, and has shared power to dispose or direct the disposition of all such shares. Tweedy Browne has sole power to vote or to direct the voting of 4,627,464 shares of Class A Common Stock that are held in certain customer accounts.

(7)	As reported in Schedule 13G filed with the SEC on January 28, 2008.

(8)	Includes 110,667 shares of Class A Common Stock directly owned by Mr. Baird and 49,500 shares held by Trubee, Collins & Co., a self-directed pension fund.

(9)	Includes 36,500 shares of Class A Common Stock held by Providence Recovery Partners, L.P., of which Mr. Denton is the Managing Partner.

(10)	The current directors and executive officers as a group (15 persons) are the beneficial owners of 1,051,625 shares of Class A Common Stock (which includes 642,648 owned shares, 320,829 shares issuable pursuant to DSUs and 88,148 shares of restricted stock as to which restrictions will lapse within 60 days). Certain former directors and officers may still hold Retractable Common Shares of Hollinger Inc. (“Retractable Shares”) (discussed below), which are exchangeable at the option of Hollinger Inc. for shares of the Company’s Class A Common Stock. The Company is currently unable to determine the exact amount of Retractable Shares currently held by current and former directors and officers, but it is believed that Ravelston and certain direct and indirect subsidiaries hold 78.3% of the outstanding Retractable Shares. Messrs. Cruickshank, Martin and Stoklosa served as executive officers of the Company during 2007 but their employment with the Company was terminated prior to the date hereof. Accordingly, because this line item reflects the beneficial ownership of our current directors and executive officers, the beneficial ownership of Messrs. Cruickshank, Martin and Stoklosa is not included herein.

Pledges of Securities

All of Hollinger Inc.’s direct and indirect interest in the Class A Common Stock is being held in escrow by a licensed trust company in support of future retractions of Hollinger Inc.’s Series II Preference Shares, and all of its direct and indirect interest in the Class B Common Stock is pledged as security in connection with Hollinger Inc.’s outstanding 11 7/8% Senior Secured Notes due 2011 and 11 7/8% Second Priority Secured Notes due 2011 (collectively, the “Notes”). Hollinger Inc. has reported that $78 million principal amount of the Senior Secured Notes and $15 million principal amount of the Second Priority Secured Notes are outstanding. As a result of the Receivership Order relating to Ravelston, which is a guarantor of the Notes, there currently exists an Event of Default with respect to the Notes. Under certain circumstances, the collateral agent for the security for the Notes may be able to exercise the voting rights of the Class B Common Stock.

Under the terms of the Series II Preference Shares, each Preference Share may be retracted by its holder for 0.46 of a share of the Class A Common Stock. Until the Series II Preference Shares are retracted in accordance with their terms, Hollinger Inc. may exercise the economic and voting rights attached to the underlying shares of the Class A Common Stock.

On August 1, 2007, the Hollinger Applicants filed Notices of Application in, and received an order from the Ontario Superior Court of Justice (Commercial List) in Ontario, Canada, for protection under the CCAA. Later that day, Hollinger Inc. and the same two affiliates filed cases under Chapter 15 of the U.S. Bankruptcy Code in connection with the proceedings pending in Canada and in furtherance of the enforcement in the United States of the CCAA order. As a result of these filings, issues may arise in connection with any transfer or attempted transfer of shares of the Class B Common Stock. Under the terms of the Company’s Certificate of Incorporation, such transfers may constitute a non-permitted transfer. In the event of a non-permitted transfer, the Class B Common Stock would automatically convert into Class A Common Stock as a result of which the controlling voting rights currently assigned to the Class B Common Stock would be eliminated. However, this result might be challenged in court by Hollinger Inc. or its insolvency representatives and therefore may have an impact on the future control of the Company.

On March 25, 2008, Sun-Times Media Group, Inc. (the “Company”) agreed to the terms of a settlement (the “Settlement”) with Hollinger Inc., 4322525 Canada Inc. and Sugra Limited (collectively, the “Hollinger Entities”) that provides for the resolution of all outstanding matters between the Hollinger Entities and the Company. The Settlement, which is embodied in a Term Sheet, is subject to court approval (“Court Approval”) in Ontario under the Canadian Company Creditors Arrangement Act (the “CCAA”). After Court Approval, the Term Sheet will form the basis of a plan of arrangement (the “CCAA Plan”) that is expected to be prepared by the Hollinger Entities and then presented to their creditors for approval and adoption.

Upon Court Approval, the Ontario court will authorize and direct the Hollinger Entities, the Company and any other party to take the steps necessary to convert all of the shares of the Company’s Class B Common Stock held by the Hollinger Entities into shares of the Company’s Class A Common Stock on a one-for-one basis. In addition, subject to the CCAA Plan being accepted by the requisite majorities of the Hollinger Entities’ creditors, upon implementation of the CCAA Plan, the Company will issue and deliver to Hollinger an additional 1,499,000 shares of the Company’s Class A Common Stock, providing Hollinger with a total of 16,489,000 shares of the Company’s Class A Common Stock for the converted shares of Class B Common Stock (a conversion rate of 1.1:1). If the CCAA Plan is rejected, Hollinger will receive only the 14,990,000 shares of the Company’s Class A Common Stock received upon conversion of its shares of the Company’s Class B Common Stock, representing a 1:1 conversion. If Hollinger receives 14,990,000 or 16,489,000 shares of Class A Common Stock, the Hollinger Entities’ voting control over the Company will be eliminated. Many of the steps necessary to final implementation of the Settlement are subject to regulatory and/or Court approval. Both the timing of and the parties’ ability ultimately to obtain such approvals is uncertain, and no assurances can be given that the terms of the CCAA Plan will be approved or implemented.

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

Mr. Black and each of his controlled affiliates, including Hollinger Inc., are considered “exempt stockholders” under the terms of the SRP. This means that so long as Mr. Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A Common Stock and Class B Common Stock above the level owned by them when the SRP was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Mr. Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Mr. Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and RMI, seeking court protection under Canadian insolvency laws and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Company’s Corporate Review Committee amended the SRP to include the receiver, RSM Richter Inc., as an “exempt stockholder” for purposes of the SRP. The SRP amendment allowed for the appointment of the Receiver, but not the sale by the Receiver of the Ravelston Entities’ controlling stake in Hollinger Inc. to a third party.

The SRP was amended on March 25, 2008 so that Hollinger Inc. could acquire the shares of Class A Common Stock in the Settlement without causing a separation of the Rights from the Common Stock or triggering any right to exercise the Rights.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to Be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(a)

Equity compensation plans approved by security holders	395,725	$8.19	1,945,755
Equity compensation plans not approved by security holders	—	—	—

Total	395,725	$8.19	1,945,755

(a)	Excluding the securities reflected to be issued upon exercise of outstanding options, warrants and rights.

See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 12, 2008 for the summarized information about the Company’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and related person transactions since January 1, 2007. In August 2004, the Special Committee filed the Report with the U.S. District Court for the Northern District of Illinois. The Report sets out the scope and results of its investigation into certain relationships and related party transactions involving certain former executive officers and certain former directors of the Company. The following discussion does not purport to cover all relationships and related person transactions that the Special Committee investigated and reported upon and only covers information relating to related party transactions entered into or certain relationships that existed on or after January 1, 2007. Certain amounts may differ from amounts used in the Report due to differences in exchange rates. See “Item 3. Legal Proceedings” for a more detailed discussion of relationships related to the Report.

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

On March 25, 2008, the Company agreed to the terms of a settlement with Hollinger Inc., 4322525 Canada Inc. and Sugra Limited (collectively, the “Hollinger Entities”) that provides for the resolution of all outstanding matters between the Hollinger Entities and the Company, including the amounts outstanding under the loan.

Special Committee Costs; Advancement of Legal Fees

Included in the Company’s Statement of Operations for the year ended December 31, 2007 are “Indemnification, investigation and litigation costs, net of recoveries” of $7.8 million. The amount includes legal and other professional fees that are primarily comprised of amounts the Company has been required to advance in fees and costs to indemnified parties (including former officers and directors and their affiliates), costs to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Mr. Black in the Delaware litigation, and costs and expenses arising from the Special Committee’s investigation.

Director Independence

The Board of Directors has categorical standards of director independence and annually makes a determination as to the independence of each director, taking into consideration these standards and such other factors as the Board deems relevant. The Board of Directors has determined that Messrs. Aziz, Hannah, Paris, Freidheim and Voorhies are not independent directors. All other directors were determined to be independent by the Board of Directors.

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

The Audit Committee engaged the firm KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2007. The Audit Committee has engaged KPMG LLP for fiscal year 2008.

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

The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for 2007 and 2006, and fees billed for other services rendered during 2007 and 2006 by KPMG LLP.

	2007	2006

Audit fees(1)	$5,500,000	$5,507,000
Audit-related fees	—	—

Total audit and audit related fees	5,500,000	5,507,000
Tax fees(2)	587,000	1,321,000
All other fees	—	—

Total fees	$6,087,000	$6,828,000

(1)	Audit fees for 2007 and 2006 include fees for the annual audit and quarterly reviews.

(2)	Tax fees consist of fees for assistance with tax compliance matters, assistance with federal, state and international tax planning matters and assistance with examinations by taxing authorities.

No portion of the services described above were approved by the Audit Committee pursuant to the de minimis exception to the pre-approval requirement provided by Section 2-01(c)(7)(i)(c) of Regulation S-X of the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(2) List of Exhibits

Exhibit
No.		Description of Exhibit	Prior Filing

3.1		Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
3	.1.2	Certificate of Amendment to Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006.
3.2		Bylaws of Hollinger International Inc., as amended.	Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
4.1		Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004.	Incorporated by reference to Exhibit 4.1 to Item 5 of the Current Report on Form 8-K dated January 26, 2004.
4.2		Amendment No. 1 to the Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated May 10, 2005.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of the Current Report on Form 8-K dated May 11, 2005.
4.3		Amendment No. 2 to the Rights Agreement between Sun-Times Media Group, Inc. (f/k/a Hollinger International Inc.) and Mellon Investor Services LLC as Rights Agent, dated July 23, 2007.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of the Current Report on Form 8-K dated July 26, 2007.
10.1		Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and CanWest Global Communications Corp. dated as of October 7, 2004.	Incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.2		Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated January 6, 2004.
10.3		Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996.	Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.4		Agreement, dated as of May 12, 2005, by and between Hollinger International Inc. and RSM Richter Inc., in its capacity as court appointed receiver and monitor of Ravelston Corporation Limited and Ravelston Management, Inc.	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.5		Amended Agreement of Compromise and Release of Outside Director Defendants Conditioned on Entry of Appropriate Order dated June 27, 2005.	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.6		Amended and Restated Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.7		Amended and Restated Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.8		Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.1 to Item 8.01 of the Current Report on Form 8-K dated February 22, 2005.
10.9		Amended Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.2 to Item 1.01 of the Current Report on Form 8-K dated January 25, 2006.

Exhibit
No.	Description of Exhibit	Prior Filing

10.10	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program.	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.11	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to the Report on Form DEF 14A dated March 24, 1999.
10.12	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to the Report on Form DEF 14A dated March 28, 1997.
10.13	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (No. 33-74980).
10.14	Agreement of Compromise and Release among Cardinal Value Equity Partners, L.P., Hollinger International Inc., Dwayne O. Andreas, Richard R. Burt, Raymond G. Chambers, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Robert S. Strauss, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld of Chelsea, Leslie H. Wexner, Gordon A. Paris, Graham W. Savage and Raymond G.H. Seitz dated May 4, 2005.	Incorporated by reference to Exhibit 10.1 to Item 1.01 of the Current Report on Form 8-K dated May 5, 2005.
10.15	Hollinger International Inc. 2006 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 99.1 to Item 1.01 of the Current Report on Form 8-K dated January 25, 2006.
10.16	Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.17	Amendment, dated November 14, 2006, to Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 99.2 to Item 5.02 of the Current Report on Form 8-K dated November 15, 2006.
10.18	Separation Agreement between Sun-Times Media Group, Inc. and James Van Horn dated September 13, 2006.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.19	Separation Agreement between Sun-Times Media Group, Inc. and Robert T. Smith dated September 13, 2006.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.20	Description of Material Terms of Compensation of Cyrus F. Freidheim, Jr. dated November 14, 2006.	Incorporated by reference to Exhibit 99.1 to Item 5.02 of the Current Report on Form 8-K dated November 15, 2006.
10.21	Description of Material Terms of Compensation of William Barker III dated February 28, 2007.	Incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.22	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and William G. Barker III dated April 10, 2007.	Incorporated by reference to Exhibit 10.5 to the Quarterly Report for the quarter ended March 31, 2007.
10.23	Release and Settlement Agreement between F. David Radler and Sun-Times Media Group, Inc., dated March 16, 2007	Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 22, 2007.
10.24	Release and Settlement Agreement between North America Newspapers Ltd. f/k/a FD Radler Ltd. and Sun-Times Media Group, Inc., dated March 16, 2007	Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on March 22, 2007.

Exhibit
No.		Description of Exhibit	Prior Filing

10.25		Release and Settlement Agreement between Bradford Publishing Company and Sun-Times Media Group, Inc., dated March 16, 2007	Incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on March 22, 2007.
10.26		Release and Settlement Agreement between Horizon Publications Inc., et al. and Sun-Times Media Group, Inc., dated March 16, 2007	Incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on March 22, 2007.
10.27		Employment Agreement between Sun-Times Media Group, Inc. and James D. McDonough, dated December 14, 2006	Incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.28		Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and Thomas L. Kram, dated October 20, 2006.	Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.29		Distribution Agreement between The Sun-Times Company and Chicago Tribune Company, dated August 8, 2007	Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended September 30, 2007.
10.30		Sun-Times Media Group, Inc Amended and Restated 1999 Stock Incentive Plan.	Incorporated by reference to Appendix A to the Report on Form DEF 14A dated May 14, 2007.
10.31		Offer Letter from Sun-Times Media Group, Inc. to William Barker III dated February 28, 2007.
10.32		Offer Letter from Sun-Times Media Group, Inc. to Rick Surkamer dated January 12, 2007.
10.33		Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and Rick Surkamer dated January 2007.
10.34		Offer Letter from Sun-Times Media Group, Inc. to John J. Martin dated January 5, 2007.
10.35		Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and John J. Martin dated January 22, 2007.
21	.1*	Significant Subsidiaries of Sun-Times Media Group, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
(Registrant)

By:	/s/ CYRUS F. FREIDHEIM, JR.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: April 29, 2008