Form 10-Q
period 2008-03-31
SUN-TIMES MEDIA GROUP INC
filed 2008-05-09
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Class A Common Stock par value $.01 per share	65,438,124 shares
Class B Common Stock par value $.01 per share	14,990,000 shares

INDEX

SUN-TIMES MEDIA GROUP, INC.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	actions of the Company’s controlling stockholder;

•	the impact of insolvency filings of Hollinger Inc. (“Hollinger”), The Ravelston Corporation Limited and Ravelston Management, Inc. and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors (the “Special Committee”) formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and Hollinger and other affiliates in connection with the sale of certain of the Company’s assets and other transactions. The Company filed with the SEC the full text of the report of the Special Committee on such investigation as an exhibit to a current report on Form 8-K on August 31, 2004, as amended by a current report on Form 8-K/A filed with the SEC on December 15, 2004;

•	the effects of recent and future outsourcing efforts;

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in Item 1A “— Risk Factors” in the Company’s 2007 Form 10-K (the “2007 10-K”).

The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that future events or conditions described in any forward-looking statement made in this Quarterly Report on Form 10-Q might not occur. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” in the Company’s 2007 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007

	Three Months
	Ended
	March 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands, except per share data)

Operating revenue:
Advertising	$61,138	$69,991
Circulation	18,317	20,004
Job printing	940	1,027
Other	609	695

Total operating revenue	81,004	91,717

Operating costs and expenses:
Cost of sales:
Wages and benefits	24,780	26,662
Newsprint and ink	10,135	13,723
Other	18,086	19,433

Total cost of sales	53,001	59,818

Selling, general and administrative:
Sales and marketing	16,549	15,313
Other operating costs	17,100	14,387
Corporate expenses	8,457	15,538
Indemnification, investigation and litigation costs, net of recoveries	5,476	(27,619)

Total selling, general and administrative	47,582	17,619

Depreciation	5,100	5,950
Amortization	1,089	2,651

Total operating costs and expenses	106,772	86,038

Operating income (loss)	(25,768)	5,679

Other income (expense):
Interest expense	(122)	(158)
Interest and dividend income	1,497	10,314
Other income (expense), net	4,137	(504)

Total other income (expense)	5,512	9,652

Income (loss) before income taxes	(20,256)	15,331
Income tax expense	15,587	20,154

Net loss	$(35,843)	$(4,823)

Net loss per share — basic and diluted	$(0.44)	$(0.06)

Weighted average shares outstanding — basic and diluted	80,748	80,317

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands)

Net loss	$(35,843)	$(4,823)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(4,381)	(4,515)
Unrealized gain (loss) on securities available for sale	(179)	124
Pension adjustment	786	(320)

Comprehensive loss	$(39,617)	$(9,534)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$118,454	$142,533
Accounts receivable, net of allowance for doubtful accounts of $12,034 in 2008 and $12,276 in 2007	65,322	73,031
Inventories	8,663	7,937
Escrow deposits and restricted cash	35,032	35,641
Recoverable income taxes	11,508	16,509
Other current assets	6,718	7,034

Total current assets	245,697	282,685
Investments	40,879	42,249
Property, plant and equipment, net of accumulated depreciation of $147,344 in 2008 and $146,170 in 2007	161,616	163,355
Intangible assets, net of accumulated amortization of $48,734 in 2008 and $47,645 in 2007	87,145	88,235
Goodwill	124,301	124,301
Prepaid pension benefit	87,810	89,512
Other assets	1,140	1,249

Total assets	$748,588	$791,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$29	$35
Accounts payable and accrued expenses	102,019	112,621
Amounts due to related parties	8,636	8,852
Income taxes payable and other tax liabilities	587	1,027
Deferred revenue	10,020	10,060

Total current liabilities	121,291	132,595
Long-term debt, less current installments	—	3
Deferred income tax liabilities	58,641	58,343
Other tax liabilities	609,854	597,206
Other liabilities	72,759	78,448

Total liabilities	862,545	866,595

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 88,008,022 and 65,438,124 shares issued and outstanding, respectively, at March 31, 2008 and 88,008,022 and 65,308,636 shares issued and outstanding, respectively, at December 31, 2007	880	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 14,990,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	150	150
Additional paid-in capital	501,102	501,138
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(503)	3,878
Unrealized gain (loss) on marketable securities	(38)	141
Pension adjustment	(28,932)	(29,718)
Accumulated deficit	(361,876)	(325,451)

	110,783	151,018
Class A common stock in treasury, at cost — 22,569,898 shares at March 31, 2008 and 22,699,386 shares at December 31, 2007	(224,740)	(226,027)

Total stockholders’ equity (deficit)	(113,957)	(75,009)

Total liabilities and stockholders’ equity (deficit)	$748,588	$791,586

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2008

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(In thousands)

Balance at December 31, 2007	$1,030	$501,138	$(25,699)	$(325,451)	$(226,027)	$(75,009)
Stock-based compensation	—	689	—	—	—	689
Issuance of treasury stock in respect of deferred stock units	—	(725)	—	(582)	1,287	(20)
Foreign currency translation adjustments	—	—	(4,381)	—	—	(4,381)
Change in unrealized gain (loss) on securities	—	—	(179)	—	—	(179)
Pension adjustment	—	—	786	—	—	786
Net loss	—	—	—	(35,843)	—	(35,843)

Balance at March 31, 2008	$1,030	$501,102	$(29,473)	$(361,876)	$(224,740)	$(113,957)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net loss	$(35,843)	$(4,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,189	8,601
Deferred income taxes	14,750	7,592
Collection of proceeds from directors and officers insurance settlement	—	50,000
Loss on sale of newspaper operations	—	4,965
Other changes in working capital accounts, net	(2,771)	6,753
Other	(174)	424

Cash provided by (used in) operating activities	(17,849)	73,512

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,890)	(362)
Proceeds from sale of property, plant and equipment	100	2,066
Investments, intangibles and other non-current assets	(59)	(1,916)
Collection of notes receivable pursuant to settlement with a former officer	—	8,460
Proceeds from disposal of investments and other assets	817	—

Cash provided by (used in) investing activities	(3,032)	8,248

Cash Flows From Financing Activities:
Escrow deposits and restricted cash	(288)	(2,023)
Other	(2,228)	244

Cash used in financing activities	(2,516)	(1,779)

Effect of exchange rate changes on cash	(682)	1,674

Net increase (decrease) in cash and cash equivalents	(24,079)	81,655
Cash and cash equivalents at beginning of period	142,533	186,318

Cash and cash equivalents at end of period	$118,454	$267,973

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 —	Unaudited Financial Statements

The accompanying condensed consolidated financial statements of Sun-Times Media Group, Inc. (formerly Hollinger International, Inc.) and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations, stockholders’ equity, other comprehensive income and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2007 10-K.

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, investments, goodwill, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular matters, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

Note 2 —	Principles of Presentation and Consolidation

The Company operates principally in the business of publishing, printing and distributing newspapers. The Company’s publications include the Chicago Sun-Times, Post Tribune, SouthtownStar and other city and suburban newspapers in the Chicago metropolitan area. The Company’s business is organized and managed within a single operating segment.

At March 31, 2008, Hollinger, a Canadian corporation, held, directly or indirectly, approximately 19.6% of the combined equity and approximately 70.0% of the combined voting power of the outstanding common stock of the Company.

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the 2007 financial statements have been reclassified to conform with the current year presentation.

Note 3 —	Reorganization Activities

In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. Key elements of the plan have been implemented however, certain elements are in process or scheduled for completion generally by mid-year. The plan, which is being implemented during the first half of 2008, includes expected savings previously announced in connection with the Company’s distribution

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers in 2007. In addition, the Company is outsourcing certain functions in 2008, resulting in cost savings and a reduction in full-time staffing levels. Costs directly associated with the 2008 outsourcing efforts and additional headcount reductions include involuntary termination benefits in respect of approximately 75 full time employees amounting to approximately $1.6 million recognized in the three months ended March 31, 2008, which are included in “Other operating costs” in the Condensed Consolidated Statement of Operations. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 112 “Employers’ Accounting for Postemployment Benefits” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

Termination benefits that were recognized in the fourth quarter of 2007 and first quarter of 2008 are largely expected to be paid by December 31, 2008 and relate to terminations of approximately 275 full-time employees and the continuation of certain benefit coverage under the Company’s termination plan and practices. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at March 31, 2008.

The following table summarizes the termination benefits recorded and reconciles such charges to accrued expenses at March 31, 2008 (in thousands):

Charges for workforce reductions	$6,352
Additional reorganization activity	1,632
Cash payments	(4,492)

Accrued expenses	$3,492

Note 4 —	Investments and Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

The Company also adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which defers for one year the effective date of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, for the application of SFAS No. 157. The assets and liabilities included in the Condensed Consolidated Balance Sheet for which the adoption of SFAS No. 157 has been deferred include long-lived assets, such as goodwill and intangible assets.

SFAS No. 157 describes three levels of inputs used to measure and categorize fair value. The following is a brief description of those three levels:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs may reflect management’s own assumptions about the assumptions a market participant would use in valuing the asset or liability.

When available, the Company uses quoted market prices to determine fair value and classify such items in Level 1. When necessary, Level 2 valuations are performed based on quoted market prices for similar instruments in active markets and/or model-derived valuations with inputs that are observable in active markets. Level 3 valuations are undertaken in the absence of reliable Level 1 or Level 2 information.

The following table presents certain information for the Company’s non-pension financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Investment in Canadian commercial paper, net	$36,000	$—	$—	$36,000
Investment in other securities	3,379	3,119	—	260
Liabilities:	—	—	—	—

Investments in Canadian commercial paper and investments in other securities are included in “Investments” on the Company’s Condensed Consolidated Balance Sheets.

The following table reflects the activity for the major classes of the Company’s assets and liabilities measured at fair value using level 3 inputs (in thousands):

		Canadian
		Commercial	Other
	Total	Paper	Securities

Balance as of December 31, 2007	$37,259	$36,000	$1,259
Realized gains/(losses) included in earnings(a)	(296)	—	(296)
Unrealized gains/(losses), net	—	—	—
Purchases, issuances and settlements, net	(703)	—	(703)

Balance as of March 31, 2008	$36,260	$36,000	$260

(a)	Realized losses on securities are recorded as “Other income (expense), net” in the Condensed Consolidated Statement of Operations.

On August 21, 2007, $25.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and remain outstanding. On August 24, 2007, $23.0 million of similar investments matured but were not redeemed and remain outstanding. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption due to their assertion that these events did not constitute events that would trigger a redemption obligation. The combined total of the investments that were not redeemed and remain outstanding is $48.2 million, including accrued interest. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the Company’s medium term notes to be backed by a pool of assets that are generally similar to those backing the $11.1 million held by the Company and which were originally held by a number of special purpose entities, while the remaining $37.1 million of the Company’s medium term notes would be backed by assets held by the specific special purpose entities that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. The implementation of the Plan is subject to a number of conditions, including execution of definitive legal documentation, completion of due diligence, receipt of internal approvals by dealer bank asset providers and participating banks, receipt of the requisite approvals of holders of the Canadian CP and final sanction by the Court. A variety of consents and other approvals will be necessary or desirable in connection with the Plan, including certain government and regulatory approvals. The Plan was approved by the holders of the Canadian CP on April 25, 2008. The Company cannot predict the ultimate approval, timing and implementation of the Plan, but expects its investments will be converted into medium term notes. However, it is possible that the Plan will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available. On March 19, 2008, Dominion Bond Rating Service withdrew its ratings of the Canadian CP. The Company has estimated the fair value of the Canadian CP assuming the Plan is approved. The Company has employed a valuation model to estimate the fair value for the $11.1 million of Canadian CP that will be exchanged for medium term notes backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the Canadian CP incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value of the $37.1 million of Canadian CP that may be exchanged for medium term notes backed by assets held by specific special purpose entities was estimated through the use of a model relying on market data and inputs derived from securities similar to those the Company expects it would receive.

During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million to the estimated fair value of the Canadian CP. The Company’s valuation at March 31, 2008 resulted in no additional impairment charge. The assumptions used in determining the estimated fair value reflect the terms of the December 23, 2007 agreement in principle described above. The Company’s valuation assumes that the replacement notes will bear interest rates similar to short-term instruments and that such rates would otherwise be commensurate with the nature of the underlying assets and their associated cash flows. Assumptions have also been made as to the amount of restructuring costs that the Company will bear. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes, whether an active market will develop for the Canadian CP or any replacement notes and other outcomes of the restructuring process could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations.

On May 9, 2008, the Company sold its Canadian CP investments that had been issued by one of the special purpose entities described above for $21.0 million. The sale price was approximately $1.1 million in excess of the carrying value as of March 31, 2008.

Note 5 —	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share because dilutive securities are not used in the calculation if to do so would have been anti-

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

dilutive or if potentially dilutive securities are not dilutive based on the Company’s stock price during the period. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and deferred stock units at March 31, 2008 and 2007, was approximately 2.6 million and 0.8 million, respectively.

The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share for the three month period ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic and Diluted EPS
Net loss	$(35,843)	80,748	$(0.44)

	Three Months Ended March 31, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic and Diluted EPS
Net loss	$(4,823)	80,317	$(0.06)

Note 6 —	Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Reorganization costs (Note 3)	$1,632	$(7)
Severance expense (reduction)	(56)	99
Printing press removal related to plant closure	—	351
Reduction of reserve for contract disputes	—	(550)
Loss on disposal of assets	403	—

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Loss on sale of newspaper operations(a)	$—	$4,965
Severance expense (reduction)	—	(220)
Legal settlements	—	262

(a)	Represents an adjustment in estimated net proceeds related to a sale in prior years.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 7 —	Other Income (Expense), Net

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Equity in losses of affiliates	$(45)	$(22)
Foreign currency gains (losses), net	4,431	(510)
Other	(249)	28

	$4,137	$(504)

Note 8 —	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company has made significant progress in resolving or settling certain tax issues as described below, the remaining items under the caption “Other tax liabilities” in the accompanying Condensed Consolidated Balance Sheet at March 31, 2008 have not sufficiently advanced to the degree or with the level of finality that would cause the Company to significantly adjust its accruals for income tax liabilities under the “more likely than not” criteria pursuant to FIN 48.

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

In January 2008, the Company received an examination report from the Internal Revenue Service (the “IRS”) setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company has disputed certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during the next 12 months. In addition, the Company does not expect a material change to its financial position or results of operations in the next 12 months as a result of the receipt of the examination report.

Accrued interest and penalties at March 31, 2008 were $242.6 million and are included in “Other tax liabilities” in the Condensed Consolidated Balance Sheet.

The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company experienced pre-tax losses in 2007, 2006 and 2005. Based on accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations, the Company increased the valuation allowance for U.S. deferred tax assets in 2007. The Company continues to

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

record a valuation allowance for any additional deferred tax assets generated. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

Income tax expense was $15.6 million for the three months ended March 31, 2008 compared to $20.2 million for the three months ended March 31, 2007. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets mentioned above and provisions or reductions related to contingent liabilities including interest the Company may be required to pay in various tax jurisdictions. As stated above, the Company records a valuation allowance for additional deferred tax assets generated including the deferred tax asset attributable to the tax benefits related to accrued interest on contingent tax liabilities. The provision for gross interest included in income tax expense for the three months ended March 31, 2008 amounted to $11.8 million. Provisions for interest, net of related tax benefits, amounted to $7.7 million and $19.9 million for the three months ended March 31, 2008 and 2007, respectively.

The Company has recorded accruals to cover certain unresolved tax issues (both U.S. and foreign). Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary. As part of its assessment of its U.S. income tax reserve, the Company considered the adjustments proposed by the IRS in its examination report and recognized approximately $3.0 million of additional contingent liabilities largely related to changes in estimated interest in respect of those liabilities.

A substantial portion of the accruals to cover contingent liabilities for income taxes at March 31, 2008 relate to the Company’s operations in the United States. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements.

The Company files income tax returns in federal, state and foreign jurisdictions. The Company has been notified that the IRS will examine its 2004-2006 federal tax returns.

Note 9 —	Disputes, Investigations and Legal Proceedings with Former Executive Officers and Directors

The Company is involved in a series of disputes, investigations and legal proceedings relating to transactions between the Company and certain former executive officers and directors of the Company and their affiliates.

The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation by the Special Committee and related litigation and criminal proceedings involving Conrad M. Black (“Black”) and others are reflected in “Indemnification, investigation and litigation costs, net of recoveries” in the Condensed Consolidated Statements of Operations.

On March 18, 2007, the Company announced settlements, negotiated and approved by the Special Committee, with former President and Chief Operating Officer, F. David Radler (“Radler”), (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). During 2007, the Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Condensed Consolidated Statement of

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Operations for the three months ended March 31, 2007. The remaining $8.5 million represents the collection of certain notes receivable.

Indemnification, investigation and litigation costs, net of recoveries primarily consist of legal and other professional fees and amounts recovered through actions of the Special Committee as summarized in the following table.

	Three Months
	Ended March 31,		Since Inception through
	2008	2007	March 31, 2008(5)
	(In thousands)

Special Committee investigation costs(1)	$1,424	$1,519	$65,104
Litigation costs(2)	293	1,221	28,771
Indemnification fees and costs(3)	3,759	17,359	113,473
Recoveries(4)	—	(47,718)	(127,568)

	$5,476	$(27,619)	$79,780

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including costs to support the prosecution of certain indemnified parties.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger and Black in Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates who are defendants in the litigation largely brought by the Company or in the criminal proceedings.

(4)	Represents recoveries including $47.7 million related to a 2007 settlement with Radler described above, $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of $1.7 million and $31.5 million recognized in 2004 and 2003, respectively, which were recorded in “Other income (expense), net,” and interest related to various recoveries and settlements of $15.8 million which was recorded in “Interest and dividend income.” Total recoveries, including interest, aggregate $176.6 million. In addition, the Radler settlement resulted in the collection of $8.5 million of notes receivable.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative indemnification, investigation and litigation costs and recoveries.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 10 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$320	$351	$3	$2
Interest cost	4,837	4,336	294	253
Expected return on plan assets	(6,476)	(6,135)	—	—
Settlement loss	303	—	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	38	44	—	—
Amortization of net (gain) loss	257	628	(489)	(306)

Net periodic cost (income)	$(693)	$(748)	$(192)	$(51)

(b)	Employer Contributions

Defined Benefit Plans

For the three months ended March 31, 2008, an aggregate of $3.2 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed $7.2 million to fund its defined benefit pension plans in 2007 and expects to contribute $10.6 million in 2008.

Defined Contribution Plans

For the three months ended March 31, 2008, $1.3 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2008. The Company contributed $2.2 million to its domestic defined contribution plans in 2007.

Post-Retirement Plans

For the three months ended March 31, 2008, $0.6 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed $2.1 million to fund its post-retirement plans in 2007 and expects to contribute $2.4 million in 2008.

Note 11 —	Actions of the Controlling Stockholder

On August 1, 2007 the Company announced that it received notice from the Company’s controlling stockholder, Hollinger, that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger and its affiliate, 4322525 Canada Inc., which collectively hold a majority in voting interest in the Company. These corporate actions taken on July 31, 2007, included amending the Company’s By-Laws to increase the size of the Company’s Board of Directors, removing certain directors of the Company and appointing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company, which resulted in a change in control of the Company.

On March 25, 2008, the Company announced that it has agreed to the terms of a settlement (“Settlement”) that will resolve the various disputes and litigation between the Company and Hollinger. Hollinger is the owner of all of the outstanding shares of the Company’s Class B Common Stock, which has ten votes per share, and 782,923 shares of

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Class A Common Stock, which has one vote per share. These holdings represent 19.6% of the outstanding equity of the Company and 70% of the voting power of the Company’s outstanding common stock.

On March 24 and 25, 2008, respectively, the Special Committee and the Company’s full Board of Directors approved the Settlement. The Settlement has also been approved by the Hollinger Board of Directors.

In August 2007, Hollinger sought protection from creditors in Canada under the CCAA. The Settlement, which is embodied in a Term Sheet, is subject to court approval in Ontario, Canada under the CCAA (“Court Approval”). After Court Approval, the Term Sheet will form the basis of a plan of arrangement (the “CCAA Plan”) that is expected to be prepared by Hollinger and then presented to Hollinger’s creditors for approval and adoption. Court Approval is expected to be sought at a hearing that is expected to be held in mid-May. Certain other parties have opposed the approval of the CCAA Plan before the Court.

Under the Settlement, there would be a complete release of claims between the parties and the elimination of the voting control by Hollinger of the Company through conversion on a one-for-one basis of the Class B shares to Class A shares. Upon Court Approval, the Settlement provides that the Court shall authorize and direct Hollinger, the Company and any other necessary party to take the steps necessary to convert the Class B shares into Class A shares. In addition, if thereafter a CCAA Plan is adopted by the Hollinger creditors, the Company will deliver 1.499 million additional shares of Class A Common Stock to Hollinger.

Pursuant to a stipulation and agreement of settlement of U.S. and Canadian class actions against the Company and Hollinger and an insurance settlement agreement dated June 27, 2007, up to $24.5 million (plus interest, less fees and expenses) will be paid to the Company, Hollinger and/or other claimants under their directors’ and officers’ insurance policies (the “Insurance Settlement Proceeds”). Payment of the Insurance Settlement Proceeds is subject to the approval of various United States and Canadian courts. Under the terms of the Settlement, Hollinger and the Company will cooperate to maximize the recoverable portion of the Insurance Settlement Proceeds payable to them collectively (as opposed to other claimants) and they have agreed that the Company will receive 80% and Hollinger will receive 20% of the amounts to be received collectively by Hollinger and the Company (as opposed to amounts received by other claimants) from such proceeds. Also, the collective recoveries, if any, of Hollinger and the Company on account of their claims against Hollinger’s controlling parent company, Ravelston Corporation Limited, which is in insolvency proceedings in Ontario, Canada, will be divided equally between Hollinger and the Company.

The Settlement provides that, upon Court Approval, the Company will be entitled to reimbursement by Hollinger of $1.0 million of the Company’s legal fees that have been incurred in connection with Hollinger’s CCAA proceedings from August 1, 2007 to the present.

The Settlement will also result in a change to the governance of the Company. Upon Court Approval, the six directors of the Company appointed by Hollinger on July 31, 2007 will resign from the Company’s Board of Directors.

Under the terms of the Settlement, certain of the Company’s claims against Hollinger will be allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims will be capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger. Under the terms of the Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger against third parties. All of the Company’s claims against Hollinger other than the Allowed Claims will be released as part of a general mutual release that will, among other things, discontinue any and all pending litigation between the Company and Hollinger, including all of the litigation pending in the Northern District of Illinois.

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

As described in Note 9, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed description of these legal proceedings, see “Item 3 — Legal Proceedings” of the Company’s 2007 10-K.

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At March 31, 2008, letters of credit in the amount of $11.5 million were outstanding and largely collateralized by restricted cash.

Settlement with Hollinger Entities

On March 25, 2008, the Company entered into the Settlement with Hollinger, 4322525 Canada Inc. and Sugra Limited (collectively, the “Hollinger Entities”) that provides for the resolution of all outstanding matters between the Hollinger Entities and the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Business Developments — Significant Developments in 2008” for a more detailed discussion of the terms of the Settlement.

Litigation Involving Controlling Stockholder, Senior Management and Directors

In connection with the Settlement, the claims of the Company and Hollinger with regard to each other in the matter entitled Hollinger International, Inc. v. Hollinger Inc., which was previously described in the Company’s 2007 10-K, have been dismissed without prejudice upon a joint motion by the Company and Hollinger. Such dismissal is conditional upon Court Approval of the Settlement. If the Settlement does not receive Court Approval, the Company’s and Hollinger’s claims against each other in this matter will be automatically reinstated.

As previously disclosed, on July 30, 2007 the Company moved for an entry of a discovery schedule so that discovery could resume. On January 16, 2008, Magistrate Judge Maria Valdez denied the motion, and on January 31, 2008, the Company filed objections to that decision with United States District Judge Blanche Manning. On April 23, 2008, Judge Manning overruled the Company’s objections to the January 16, 2008 ruling.

United States Securities and Exchange Commission v. Conrad M. Black et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleged that Black, Radler and Hollinger were liable for the Company’s violations of certain federal securities laws during at least this period. As previously disclosed, on March 16, 2007, the SEC settled with Mr. Radler with regard to this action.

On March 25, 2008, the SEC announced that it settled with Hollinger with regard to this action. The final judgment orders Hollinger to pay a total of approximately $21.3 million in disgorgement and permanently enjoins Hollinger from violations of certain U.S. federal securities laws. The $21.3 million paid by Hollinger to the Company in satisfaction of the judgment against Hollinger in the action entitled Hollinger International, Inc. v. Black, et al., will be credited dollar-for-dollar toward the disgorgement ordered in this action. As a result, the Company will receive no additional amounts from Hollinger.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Stockholder Class Actions

On May 7, 2008, the United States District Court for the Northern District of Illinois granted preliminary approval of the previously announced settlement of the consolidated shareholder class action entitled In re Hollinger International Inc. Securities Litigation, No. 04C-0834 and similar actions that were initiated in Saskatchewan, Ontario, and Quebec, Canada. The settlement still requires preliminary approval in each of the Canadian jurisdictions, and final approval in the U.S. District Court and each of the Canadian courts.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Note 13 —	Subsequent Events

On March 26, 2008, the Company was notified by NYSE Regulation, Inc. (“NYSE Regulation”) that it was not in compliance with the New York Stock Exchange’s (“NYSE”) continued listing standard related to maintaining a 30-day average closing price for the Company’s Class A Common Stock of at or above $1.00 per share. On April 4, 2008, the Company was notified by NYSE Regulation that it was not in compliance with the NYSE’s continued listing standards, because over a consecutive 30-day trading period its total market capitalization was less than $75 million and the Company’s most recently reported shareholders’ equity was below $75 million.

On May 7, 2008, the Company announced it notified NYSE Regulation that the Company did not intend to attempt to cure the non-compliance with the NYSE’s continued listing standards relating to average closing share price and average market capitalization. On May 8, 2008, the Company was formally notified by NYSE Regulation that it determined that trading of the Class A Common Stock should be suspended prior to the market opening on May 14, 2008 and that the stock should be delisted from the NYSE. The Company expects to move trading of the Class A Common Stock to the Over-The-Counter Bulletin Board, effective upon delisting from the NYSE.

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The advertising revenue of the Sun-Times Media Group, Inc. (the “Company”) experiences seasonality with the first quarter typically being the lowest. The Company’s revenue is primarily derived from the sale of advertising within the Company’s publications and also includes internet-related revenue. Advertising revenue accounted for 75% of the Company’s consolidated revenue for the three months ended March 31, 2008. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

Revenue generated from the circulation of the Company’s publications represented 23% of the Company’s consolidated revenue for the three months ended March 31, 2008. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expense, which includes benefits, was 31% of the Company’s total operating revenue for the three months ended March 31, 2008. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented 13% of the Company’s total operating revenue for the three months ended March 31, 2008. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Condensed Consolidated Statements of Operations. Corporate expenses, representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock-based compensation, corporate wages and benefits and other public company costs, represented 10% of total operating revenue for the period ended March 31, 2008.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2008

On March 25, 2008, the Company announced that it has agreed to the terms of a settlement (“Settlement”) that will resolve the various disputes and litigation between the Company and its controlling stockholder, Hollinger Inc. (“Hollinger”). Hollinger is the owner of all of the outstanding shares of the Company’s Class B Common Stock, which has ten votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represent 19.6% of the outstanding equity of the Company, and 70% of the voting power of the Company’s outstanding common stock.

On March 24 and 25, 2008, respectively, a special committee of independent directors and the Company’s full Board of Directors approved the Settlement. The Settlement has also been approved by the Hollinger Board of Directors.

In August 2007, Hollinger sought protection from creditors in Canada under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). The Settlement, which is embodied in a Term Sheet, is subject to court approval in Ontario, Canada under the CCAA (“Court Approval”). After Court Approval, the Term Sheet will form the basis of a plan of arrangement (the “CCAA Plan”) that is expected to be prepared by Hollinger and then presented to Hollinger’s creditors for approval and adoption. Court Approval is expected to be sought at a hearing that is expected to be held in mid-May. Certain other parties have opposed the approval of the CCAA Plan before the Court.

Under the Settlement, there would be a complete release of claims between the parties and the elimination of the voting control by Hollinger of the Company through conversion on a one-for-one basis of the Class B shares to Class A shares. Upon Court Approval, the Settlement provides that the Court shall authorize and direct Hollinger, the Company and any other necessary party to take the steps necessary to convert the Class B shares into Class A shares. In addition, if thereafter a CCAA Plan is adopted by the Hollinger creditors, the Company will deliver 1.499 million additional shares of Class A Common Stock to Hollinger.

Pursuant to a stipulation and agreement of settlement of U.S. and Canadian class actions against the Company and Hollinger and an insurance settlement agreement dated June 27, 2007, up to $24.5 million (plus interest, less fees and expenses) will be paid to the Company, Hollinger and/or other claimants under their directors’ and officers’ insurance policies (the “Insurance Settlement Proceeds”). Payment of the Insurance Settlement Proceeds is subject to the approval of various United States and Canadian courts. Under the terms of the Settlement, Hollinger and the Company will cooperate to maximize the recoverable portion of the Insurance Settlement Proceeds payable to them collectively (as opposed to other claimants) and they have agreed that the Company will receive 80% and Hollinger will receive 20% of the amounts to be received collectively by Hollinger and the Company (as opposed to amounts received by other claimants) from such proceeds. Also, the collective recoveries, if any, of Hollinger and the Company on account of their claims against Hollinger’s controlling parent company, Ravelston Corporation Limited, which is in insolvency proceedings in Ontario, Canada, will be divided equally between Hollinger and the Company.

The Settlement provides that, upon Court Approval, the Company will be entitled to reimbursement by Hollinger of $1.0 million of the Company’s legal fees that have been incurred in connection with Hollinger’s CCAA proceedings from August 1, 2007 to the present.

The Settlement will result in a change to the governance of the Company. Upon Court Approval, the six directors of the Company appointed by Hollinger on July 31, 2007 will resign from the Company’s Board of Directors.

Under the terms of the Settlement, certain of the Company’s claims against Hollinger will be allowed as unsecured claims, in agreed claims (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims will be capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger. Under the terms of the Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger against third parties. All of the Company’s claims against Hollinger other than the Allowed Claims will be released as part of a general mutual release that will, among other things, discontinue any and all pending litigation between the Company and Hollinger, including all of the litigation pending in the Northern District of Illinois.

On February 19, 2008, the Company announced it had entered into an agreement with Affinity Express, Inc. to handle the majority of the Company’s non-classified print and online advertising production. This agreement is expected to save approximately $3.0 million annually after the transition is completed and will result in a reduction of approximately 60 full-time advertising production and related staff positions.

On February 4, 2008, the Company announced that its Board of Directors had begun an evaluation of the Company’s strategic alternatives to enhance shareholder value. These alternatives may include, but are not limited to, joint ventures or strategic partnerships with third parties, and/or the sale of the Company or any or all of its assets. The Company subsequently announced that it had retained Lazard Frères & Co. LLC in connection therewith. There can be no assurances that the evaluation process will result in any specific transactions, and subject to legal requirements, the Company does not intend to disclose developments arising from the strategic evaluation process unless the Company enters into a definitive agreement for a transaction approved by its Board of Directors.

In January 2008, the Company received an examination report from the Internal Revenue Service (the “IRS”) setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company plans to dispute certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during the next 12 months. See Note 8 to the condensed consolidated financial statements.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 13% for the three months ended March 31, 2008 for the greater Chicago market versus the comparable period in 2007. Advertising revenue for the Company declined 13% (although slightly less than the overall market) for the three months ended March 31, 2008, compared to the same period in 2007.

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

General

Net loss

Net loss in the first quarter of 2008 amounted to $35.8 million, or $0.44 per basic share, compared to a net loss of $4.8 million in the first quarter of 2007, or a $0.06 loss per basic share. The increase in net loss of $31.0 million was largely due to a 2007 settlement with a former officer, of which $47.7 million was recorded as a reduction of indemnification, investigation and litigation costs, net and $7.2 million was recorded as interest income. In addition, in 2008 the Company experienced lower revenue of $10.7 million, partially offset by decreases in cost of sales of $6.8 million, lower selling, general and administrative expenses, excluding the $47.7 million settlement mentioned above, of $17.8 million, lower income tax expense of $4.6 million, an improvement in foreign currency income/expense of $4.9 million and lower depreciation and amortization expense of $2.4 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in the first quarter of 2008 were $81.0 million and $25.8 million, respectively, compared with operating revenue of $91.7 million and operating income of $5.7 million in the first quarter of 2007. The decrease in operating revenue of $10.7 million compared to the first quarter of 2007 is largely a reflection of a decrease in advertising revenue of $8.9 million and circulation revenue of $1.7 million. The $31.5 million increase in operating loss in 2008 is primarily due to lower revenue of $10.7 million, the 2007 settlement with a former officer of $47.7 million, higher sales and marketing costs of $1.2 million and increased other operating expenses of $2.7 million. These items were partially offset by lower cost of sales of $6.8 million, lower corporate expenses of $7.0 million and lower depreciation and amortization expense of $2.4 million.

Operating Revenue

Total operating revenue

Total operating revenue was $81.0 million in the first quarter of 2008 compared to $91.7 million for the same period in 2007, a decrease of $10.7 million, or 12%.

Advertising revenue

Advertising revenue was $61.1 million in the first quarter 2008 compared with $70.0 million in the first quarter of 2007, a decrease of $8.9 million, or 13%. The decrease was largely a result of lower retail advertising revenue of $4.3 million, lower classified advertising revenue of $3.5 million and lower national advertising revenue of $1.3 million, slightly offset by higher internet advertising revenue of $0.2 million.

Circulation revenue

Circulation revenue was $18.3 million in the first quarter of 2008 compared with $20.0 million in the first quarter of 2007, a decrease of $1.7 million. The decline in circulation revenue was largely attributable to declines in volume, both in home delivery and single copy categories.

Operating Costs and Expenses

Total operating costs and expenses

Total operating costs and expenses in the first quarter of 2008 were $106.8 million, compared with $86.0 million in the first quarter of 2007, an increase of $20.8 million. This increase is largely the result of higher indemnification, investigation and litigation costs of $33.1 million reflecting the impact of the previously mentioned $47.7 million settlement with a former officer in 2007, higher sales and marketing costs of $1.2 million and higher other operating costs of $2.7 million. These increases were partially offset by lower corporate expenses of $7.0 million, lower cost of sales of $6.8 million and lower depreciation and amortization of $2.4 million.

Total cost of sales

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $53.0 million for the first quarter of 2008, compared with $59.8 million for the same period in 2007, a decrease of $6.8 million. Wages and benefits were $24.8 million in the first quarter of 2008 and $26.7 million in the first quarter of 2007, a decrease of $1.9 million. The decrease in wages and benefits reflects the impact of lower headcount related to the Company’s reorganization activities. Newsprint and ink expense was $10.1 million for the first quarter of 2008, compared with $13.7 million for the same period in 2007, a decrease of $3.6 million or 26%. Total newsprint consumption in the first quarter of 2008 decreased 23% compared with the same period in 2007, and the average cost per metric ton of newsprint in the first quarter of 2008 was 6% lower than the first quarter of 2007. Other costs of sales were $18.1 million in the first quarter of 2008 compared to $19.4 million in the first quarter of 2007, a decrease of $1.3 million largely due to lower production costs of $0.8 million and lower property and facilities costs, largely due to the transfer of distribution activities late in the third quarter of 2007, of $0.5 million.

Total selling, general and administrative

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology (“IT”), finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $47.6 million in the first quarter of 2008 compared with $17.6 million for the same period in 2007, an increase of $30.0 million. The increase was largely due to the $47.7 million settlement with a former officer in 2007, higher sales and marketing costs of $1.2 million and higher other operating costs of $2.7 million. These costs were partially offset by lower indemnification, investigation and litigation costs, net, of $14.6 million (excluding the above mentioned settlement) and lower corporate expenses of $7.0 million.

Sales and marketing

Sales and marketing costs were $16.5 million in the first quarter of 2008, compared with $15.3 million in the first quarter of 2007, an increase of $1.2 million, largely due to direct response advertising costs expensed in 2008 but capitalized in 2007 of $1.9 million. This increase was partially offset by lower bad debt expense in the first quarter of 2008 of $0.6 million.

Other operating costs

Other operating costs consist largely of accounting and finance, IT, human resources, administrative property and facilities costs and other general and administrative costs supporting the newspaper operations.

Other operating costs were $17.1 million in the first quarter of 2008 compared with $14.4 million for the same period in 2007, an increase of $2.7 million. This increase is largely due to severance related reorganization costs incurred in the first quarter of 2008 of $1.6 million, a 2007 reduction of a contract dispute reserve of $0.6 million, increased workers compensation costs of $0.4 million due to a change in estimates of claims in prior years and increased web related support and other costs of $0.3 million.

Corporate expenses

Corporate expenses in the first quarter of 2008 were $8.5 million compared with $15.5 million in the first quarter of 2007, a decrease of $7.0 million. The decrease is largely due to a 2007 adjustment to a previously recorded gain on prior years’ sales of newspaper operations of $5.0 million, lower insurance costs, primarily directors and officers coverage, of $0.7 million, lower non-legal professional fees of $1.7 million, and lower business taxes of $0.4 million, partially offset by an increase in compensation costs of $0.6 million and higher legal fees related to litigation and arbitration activities of $0.4 million. The increase in compensation is largely due to higher stock-based compensation expense of $0.4 million and a 2007 severance reduction of $0.2 million.

Indemnification, investigation and litigation costs, net of recoveries

Indemnification, investigation and litigation costs, net of recoveries in the first quarter of 2008 were $5.5 million compared with a net recovery of $27.6 million in the first quarter of 2007, an increase of $33.1 million, largely due to a $47.7 million settlement with a former officer in 2007. Indemnification costs decreased $13.6 million to $3.8 million in the first quarter of 2008 from $17.4 million in the first quarter of 2007 as the criminal proceedings against certain former officers concluded in July 2007, while litigation costs decreased $0.9 million. See Note 9 to the condensed consolidated financial statements.

Depreciation and amortization

Depreciation and amortization expense in the first quarter of 2008 was $6.2 million compared with $8.6 million in 2007, a decrease of $2.4 million. In the first quarter of 2007, the Company recorded additional depreciation expense of $1.0 million related to the printing facility in Gary, Indiana, which was closed in March 2007. In the first quarter of 2007, amortization expense included $1.6 million related to capitalized direct response advertising costs. As indicated by recent declines in circulation and related advertising revenue, the benefit period of direct response advertising costs can best be described as indeterminate and are expensed as incurred in 2008 in “Sales and marketing” expenses in the Condensed Consolidated Statement of Operations.

Operating income (loss)

As a result of the items noted above, operating results declined by $31.5 million to an operating loss of $25.8 million in the first quarter of 2008 compared with $5.7 million operating income for the same period in 2007.

Interest and Dividend Income

Interest and dividend income in the three months ended March 31, 2008 amounted to $1.5 million compared to $10.3 million for the same period in 2007, a decrease of $8.8 million, largely due to $7.2 million of interest received on the settlement with a former officer in the first quarter of 2007 and lower interest income earned as a result of lower average cash balances.

Other Income (expense), net

Other income (expense), net in the first quarter of 2008 was income of $4.1 million compared to an expense of $0.5 million for the same period in 2007. The $4.6 million improvement was largely due to an increase in foreign exchange gains of $4.9 million, partially offset by a 2008 loss on the sale of an investment of $0.3 million. The improvement in foreign exchange largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and certain intercompany loans payable to a subsidiary in Canada in U.S. dollars, both resulting from the improved U.S. dollar exchange rate during the quarter.

Income Taxes

Income taxes were an expense of $15.6 million in the first quarter of 2008 compared to an expense of $20.2 million in the first quarter of 2007. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and provisions or reductions related to contingent liabilities, including interest the Company may be required to pay in various tax jurisdictions. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to $7.7 million in the first quarter of 2008 and $19.9 million for the first quarter of 2007. The Company also recognized approximately $3.0 million of additional contingent tax liabilities largely related to changes in estimated interest in respect of those liabilities. See Note 8 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash and cash equivalents amounted to $118.5 million at March 31, 2008 as compared to $142.5 million at December 31, 2007, a decrease of $24.0 million. This decrease in cash was primarily the result of the net cash outflows to support operations, including severance, indemnification, investigation and litigation costs as well as purchases of fixed assets.

Investments

Investments include $36.0 million in Canadian asset-backed commercial paper (“Canadian CP”), net of a $12.2 million impairment write-down. The Canadian CP was issued by certain special purpose entities sponsored by non-bank entities.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the Company’s medium term notes to be backed by a pool of assets that are generally similar to those backing the $11.1 million held by the Company and which were originally held by a number of special purpose entities, while the remaining $37.1 million of the Company’s medium term notes would be backed by assets held by the specific special purpose entities that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the CCAA with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. The implementation of the Plan is subject to a number of conditions, including execution of definitive legal documentation, completion of due diligence, receipt of internal approvals by dealer bank asset providers and participating banks, receipt of the requisite approvals of holders of the Canadian CP and final sanction by the Court. A variety of consents and other approvals will be necessary or desirable in connection with the Plan, including certain government and regulatory approvals. The Plan was approved by the holders of the Canadian CP on April 25, 2008. The Company cannot predict the ultimate approval, timing and implementation of the Plan, but expects its investments will be converted into medium term notes. However, it is possible that the Plan will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company. See Note 4 to the condensed consolidated financial statements.

On May 9, 2008, the Company sold its Canadian CP investments that had been issued by one of the special purpose entities described in Note 4 to the condensed consolidated financial statements for $21.0 million. The sale price was approximately $1.1 million in excess of the carrying value as of March 31, 2008.

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheet:

March 31,
2008
(In thousands)

Income taxes payable	$587
Deferred income tax liabilities	58,641
Other tax liabilities	609,854

$669,082

The Company has recorded accruals to cover contingent liabilities related to additional taxes, interest and penalties it may be required to pay in various tax jurisdictions. Such accruals are included in “Other tax liabilities” listed above.

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Efforts to resolve or settle certain tax issues are ongoing and may place substantial demands on the Company’s cash, cash equivalents, investments and other resources to fund any such resolution or settlement. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during the next 12 months. See Note 8 to the condensed consolidated financial statements.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 13% during the first three months of 2008 as compared to the same period in 2007. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, the operating performance of the Company may result in the use of cash to fund operations.

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

Other

The Company expects that its liquid assets at March 31, 2008 are sufficient to support its operations and meet its obligations into 2009. However, the Company is currently reviewing potential sources of additional liquidity, which may include the sale of certain assets. See “Significant Developments in 2008.”

Cash Flows

Cash flows used in operating activities were $17.8 million for the first three months of 2008, a $91.3 million decrease compared with $73.5 million provided by operating activities for the same period in 2007. The comparison of operating cash flows between years is affected by several key factors. The net loss from operations has increased by $31.0 million to $35.8 million in the three months ended March 31, 2008 from a net loss of $4.8 million for the same period in 2007. The $31.0 million increase in net loss includes the $47.7 million settlement and $7.2 million of interest received in connection with the settlement with a former officer in 2007 and was somewhat offset by $14.6 million in lower indemnification, investigation and litigation costs (before recoveries). In addition, the Company received $50.0 million in the first quarter of 2007 related to a settlement with the Company’s insurance carriers in 2006.

Cash flows used in investing activities in the first quarter of 2008 were $3.0 million compared with cash flows provided by investing activities of $8.2 million in the first quarter of 2007. The decrease of $11.2 million in cash flows provided by investing activities is primarily the result of collection of notes receivable of $8.5 million related to the settlement with a former officer in 2007 and purchases of property, plant and equipment in 2008 of $3.9 million.

Cash flows used in financing activities were $2.5 million for the three months of 2008 and $1.8 million for the same period in 2007.

Capital Expenditures

The Company does not have material commitments to acquire capital assets and expects its cash on hand and future cash flow provided by its operating subsidiaries to be sufficient to fund its recurring capital expenditures.

Commercial Commitments and Contractual Obligations

Letters of credit are required primarily in connection with the Company’s insurance programs and to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At March 31, 2008, letters of credit in the amount of $11.5 million were outstanding and largely collateralized by restricted cash.

Set out below is a summary of the amounts due and committed under contractual cash obligations at March 31, 2008 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

Long-term debt	$29	$29	$—	$—	$—
Purchase obligations(3)	27,300	9,100	18,200	—	—
Operating leases(1)	50,316	5,560	8,695	7,664	28,397

Total contractual cash obligations(2)	$77,645	$14,689	$26,895	$7,664	$28,397

(1)	Commitments as of December 31, 2007.

(2)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” tax liabilities. Such amounts are excluded from this table.

(3)	Pursuant to a ten-year distribution agreement, which is terminable upon three years’ notice. Amounts shown represent base fixed fee component of distribution agreement for three years ($9,100 per year).

In addition to amounts committed under contractual cash obligations, the Company has also assumed certain contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of businesses. The Company is also involved in various matters in litigation. For more information on the Company’s litigation and contingent obligations, see Notes 9 and 12 to the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was immaterial.

On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS No. 157-2”), which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is evaluating the provisions of FAS No. 157-2 to be applied to the nonfinancial assets and nonfinancial liabilities and to determine what impact its adoption on January 1, 2009 will have on the results of its financial position and results of operation.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for financial instruments on the adoption date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Newsprint.  Newsprint expense amounted to $9.6 million in the first three months of 2008 and $13.1 million during the same period in 2007. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint price decrease of approximately $25 per metric ton in April and August 2007 and increases of approximately $100 per metric ton between December 2007 and March 2008. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during the three months ended March 31, 2008, a change in the price of newsprint of $50 per metric ton would have increased or decreased net loss for the three months ended March 31, 2008 by $0.5 million. The average price per metric ton of newsprint was approximately $610 for the three months ended March 31, 2008 versus approximately $650 for the same period in 2007.

Labor Relations.  As of March 31, 2008, 38% of the Company’s employees are covered by collective bargaining agreements. Contracts covering 21% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Company’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At March 31, 2008, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates and changes in the value of the United States dollar against other currencies would affect the Company’s net earnings. Based on earnings for the three months ended March 31, 2008, a $0.05 change in the Canadian dollar exchange rate would affect the Company’s reported net loss for the three months ended March 31, 2008 by $0.2 million.

Reference should be made to “Risk Factors” in the Company’s 2007 10-K for a discussion on the potential impact changes in foreign exchange rates may have related to taxes that may be paid to foreign jurisdictions. As a result of the settlement with the Canada Revenue Agency, the foreign exchange risk related to taxes has been substantially reduced.

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

As reported in the 2007 10-K, as of December 31, 2007, the Company’s management identified material weaknesses in its internal control over financial reporting relating to 1) ineffective controls related to the recognition of advertising revenue, and 2) ineffective controls relating to the accounting for uncertain tax positions and foreign deferred income taxes. Largely as a result of material weaknesses in these areas, management concluded in the Company’s 2007 10-K that the Company’s disclosure controls and procedures were ineffective as of December 31, 2007.

During 2008, the Company has taken and will continue to take actions to remediate the material weaknesses discussed above and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of March 31, 2008, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated. Therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting.  During 2008, there were no changes in the Company’s internal control over financial reporting that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is a discussion of developments in the legal proceedings the Company has reported in its 2007 10-K. For a detailed discussion of these legal proceedings see “Item 3 — Legal Proceedings” in the Company’s 2007 10-K.

Settlement with Hollinger Entities

On March 25, 2008, the Company entered into the Settlement with Hollinger, 4322525 Canada Inc. and Sugra Limited (collectively, the “Hollinger Entities”) that provides for the resolution of all outstanding matters between the Hollinger Entities and the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Business Developments — Significant Developments in 2008” for a more detailed discussion of the terms of the Settlement.

Litigation Involving Controlling Stockholder, Senior Management and Directors

In connection with the Settlement, the claims of the Company and Hollinger with regard to each other in the matter entitled Hollinger International, Inc. v. Hollinger Inc., which was previously described in the 2007 10-K, have been dismissed without prejudice upon a joint motion by the Company and Hollinger. Such dismissal is conditional upon Court Approval of the Settlement. If the Settlement does not receive Court Approval, the Company’s and Hollinger’s claims against each other in this matter will be automatically reinstated.

As previously disclosed, on July 30, 2007 the Company moved for an entry of a discovery schedule so that discovery could resume. On January 16, 2008, Magistrate Judge Maria Valdez denied the motion, and on January 31, 2008, the Company filed objections to that decision with United States District Judge Blanche Manning. On April 23, 2008, Judge Manning overruled the Company’s objections to the January 16, 2008 ruling.

United States Securities and Exchange Commission v. Conrad M. Black et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Conrad Black (“Black”), F. David Radler (“Radler”) and Hollinger seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleged that Black, Radler and Hollinger were liable for the Company’s violations of certain federal securities laws during at least this period. As previously disclosed, on March 16, 2007, the SEC settled with Mr. Radler with regard to this action.

On March 25, 2008, the SEC announced that it settled with Hollinger with regard to this action. The final judgment orders Hollinger to pay a total of approximately $21.3 million in disgorgement and permanently enjoins Hollinger from violations of certain U.S. federal securities laws. The $21.3 million paid by Hollinger to the

Company in satisfaction of the judgment against Hollinger in the action entitled Hollinger International, Inc. v. Black, et al., will be credited dollar-for-dollar toward the disgorgement ordered in this action. As a result, the Company will receive no additional amounts from Hollinger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.2	Amended and Restated Bylaws of Hollinger International Inc.
4.1	Amendment No. 3 to Rights Agreement, dated as of March 25, 2008, between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 27, 2008)
10.1	Master Services Agreement, dated February 14, 2008, among the Sun-Times Company, individually and on behalf of Chicago Sun-Times LLC, Fox Valley Publications LLC, Midwest Suburban Publishing, Inc., Pioneer Newspapers Inc. and The Post-Tribune Company LLC, and Affinity Express, Inc.
10.2	CCAA Plan Term Sheet (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-filed on March 31, 2008)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Cyrus F. Freidheim, Jr.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: May 9, 2008

By:	/s/ William G. Barker III
William G. Barker III
Senior Vice President and Chief Financial Officer