Form 10-Q
period 2008-06-30
SUN-TIMES MEDIA GROUP INC
filed 2008-08-08
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Class A Common Stock par value $.01 per share	82,209,875 shares

INDEX

SUN-TIMES MEDIA GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	the impact of insolvency filings of The Ravelston Corporation Limited and Ravelston Management, Inc. and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada principally of matters identified by a special committee of independent directors (the “Special Committee”) formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and Hollinger Inc. and other affiliates in connection with the sale of certain of the Company’s assets and other transactions (the Company previously filed the full text of the Special Committee report on such investigation with the SEC);

•	the effects of recent and future outsourcing efforts;

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in Item 1A “— Risk Factors” in the Company’s 2007 Annual Report on Form 10-K (the “2007 10-K”).

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Operating revenue:
Advertising	$62,728	$73,198	$123,866	$143,189
Circulation	18,845	19,720	37,162	39,724
Job printing	787	1,167	1,727	2,194
Other	611	659	1,220	1,354

Total operating revenue	82,971	94,744	163,975	186,461

Operating costs and expenses:
Cost of sales:
Wages and benefits	23,766	26,640	48,546	53,302
Newsprint and ink	11,820	13,190	21,955	26,913
Other	18,057	20,619	36,143	40,052

Total cost of sales	53,643	60,449	106,644	120,267

Selling, general and administrative:
Sales and marketing	17,594	17,683	34,143	32,996
Other operating costs	16,248	14,493	33,348	28,880
Corporate expenses	9,629	50,070	18,086	65,608
Indemnification, investigation and litigation costs, net of recoveries	3,444	25,118	8,920	(2,501)

Total selling, general and administrative	46,915	107,364	94,497	124,983

Depreciation	5,337	4,608	10,437	10,558
Amortization	1,089	2,962	2,178	5,613

Total operating costs and expenses	106,984	175,383	213,756	261,421

Operating loss	(24,013)	(80,639)	(49,781)	(74,960)

Other income (expense):
Interest expense	(63)	(165)	(185)	(323)
Interest and dividend income	874	3,375	2,371	13,689
Other income (expense), net	(1,088)	(6,941)	3,049	(7,445)

Total other income (expense)	(277)	(3,731)	5,235	5,921

Loss before income taxes	(24,290)	(84,370)	(44,546)	(69,039)
Income tax expense (benefit)	13,461	(612,350)	29,048	(592,196)

Net income (loss)	$(37,751)	$527,980	$(73,594)	$523,157

Net income (loss) per share:
Net income (loss) per share — basic	$(0.46)	$6.57	$(0.91)	$6.51

Net income (loss) per share — diluted	$(0.46)	$6.56	$(0.91)	$6.50

Weighted average shares outstanding:
Basic	81,312	80,351	81,108	80,334

Diluted	81,312	80,518	81,108	80,504

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net income (loss)	$(37,751)	$527,980	$(73,594)	$523,157
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	1,047	(5,899)	(3,334)	(10,414)
Unrealized gain (loss) on securities available for sale	(100)	8	(279)	132
Pension adjustment	(114)	(1,992)	672	(2,312)

Comprehensive income (loss)	$(36,918)	$520,097	$(76,535)	$510,563

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$115,452	$142,533
Accounts receivable, net of allowance for doubtful accounts of $11,621 in 2008 and $12,276 in 2007	62,849	73,031
Inventories	7,700	7,937
Escrow deposits and restricted cash	34,719	35,641
Recoverable income taxes	11,508	16,509
Other current assets	13,261	7,034

Total current assets	245,489	282,685
Investments	19,671	42,249
Property, plant and equipment, net of accumulated depreciation of $108,930 in 2008 and $146,170 in 2007	154,337	163,355
Intangible assets, net of accumulated amortization of $49,823 in 2008 and $47,645 in 2007	86,056	88,235
Goodwill	124,301	124,301
Prepaid pension benefit	90,321	89,512
Other assets	1,064	1,249

Total assets	$721,239	$791,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$19	$35
Accounts payable and accrued expenses	96,344	112,621
Amounts due to related parties	10,383	8,852
Income taxes payable and other tax liabilities	565	1,027
Deferred revenue	9,891	10,060

Total current liabilities	117,202	132,595
Long-term debt, less current installments	—	3
Deferred income tax liabilities	60,033	58,343
Other tax liabilities	622,615	597,206
Other liabilities	70,928	78,448

Total liabilities	870,778	866,595

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 104,497,022 and 81,927,124 shares issued and outstanding, respectively, at June 30, 2008 and 88,008,022 and 65,308,636 shares issued and outstanding, respectively, at December 31, 2007	1,045	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 0 shares issued and outstanding at June 30, 2008 and 14,990,000 shares issued and outstanding at December 31, 2007	—	150
Additional paid-in capital	502,422	501,138
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	544	3,878
Unrealized gain (loss) on marketable securities	(138)	141
Pension adjustment	(29,046)	(29,718)
Accumulated deficit	(399,626)	(325,451)

	75,201	151,018
Class A common stock in treasury, at cost — 22,569,898 shares at June 30, 2008 and 22,699,386 shares at December 31, 2007	(224,740)	(226,027)

Total stockholders’ equity (deficit)	(149,539)	(75,009)

Total liabilities and stockholders’ equity (deficit)	$721,239	$791,586

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2008

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(In thousands)

Balance at December 31, 2007	$1,030	$501,138	$(25,699)	$(325,451)	$(226,027)	$(75,009)
Stock-based compensation	—	1,345	—	—	—	1,345
Issuance of treasury stock in respect of deferred stock units	—	(736)	—	(581)	1,287	(30)
Class A common stock issued	15	675	—	—	—	690
Foreign currency translation adjustments	—	—	(3,334)	—	—	(3,334)
Change in unrealized gain (loss) on securities	—	—	(279)	—	—	(279)
Pension adjustment	—	—	672	—	—	672
Net loss	—	—	—	(73,594)	—	(73,594)

Balance at June 30, 2008	$1,045	$502,422	$(28,640)	$(399,626)	$(224,740)	$(149,539)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$(73,594)	$523,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,614	16,171
Deferred income taxes	27,372	(33,879)
Collection of proceeds from directors and officers insurance settlement	—	50,000
Loss on sale of newspaper operations	—	13,603
Reduction of tax liability	—	(586,686)
Bad debt expense related to loan and amounts due from affiliates	1,732	33,685
Other changes in working capital accounts, net	(9,924)	1,855
Other	2,013	(272)

Cash provided by (used in) operating activities	(39,787)	17,634

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(8,756)	(2,902)
Proceeds from sale of property, plant and equipment	69	2,066
Investments, intangibles and other non-current assets	(140)	(3,586)
Collection of notes receivable pursuant to settlement with a former officer	—	8,460
Proceeds from sale of investments and other assets	21,888	2,047

Cash provided by investing activities	13,061	6,085

Cash Flows From Financing Activities:
Repayment of debt	(19)	(929)
Escrow deposits and restricted cash	224	(5,821)
Other	(30)	2,359

Cash used in financing activities	175	(4,391)

Effect of exchange rate changes on cash	(530)	6,420

Net increase (decrease) in cash and cash equivalents	(27,081)	25,748
Cash and cash equivalents at beginning of period	142,533	186,318

Cash and cash equivalents at end of period	$115,452	$212,066

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations, stockholders’ equity, comprehensive income and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K (the “2007 10-K”).

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

During 2008, the Company wrote off property, plant and equipment that was largely fully depreciated and that the Company determined were no longer in use due to completed and pending location closures and consolidations and certain assets sold or otherwise disposed of in prior years. These fixed assets were largely comprised of machinery and equipment, including printing equipment and computer hardware and software. The Condensed Consolidated Balance Sheet classification “Property, plant and equipment, net” was reduced by approximately $47.9 million and accumulated depreciation was reduced by $45.7 million. The Company recognized additional losses on disposal or write-down of assets amounting to $1.7 million and $2.2 million for the three and six month periods ending June 30, 2008, respectively, related to these write-offs. See Note 6. The Company has $6.6 million of assets held for sale largely related to under utilized facilities at June 30, 2008, which are included in “Other current assets” on the Condensed Consolidated Balance Sheet.

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

In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan, which has largely been implemented during the first half of 2008, includes expected savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers in 2007. In addition, the Company outsourced certain functions in 2008, resulting in cost savings and a reduction in full-time staffing levels. Costs directly associated with the 2008 outsourcing efforts and additional headcount reductions include involuntary termination benefits in respect of approximately 60 full-time employees amounting to approximately $0.8 million and $2.4 million recognized in the three and six month periods ended June 30, 2008, respectively, which are included in “Other operating costs” in the Condensed Consolidated Statement of Operations. These estimated costs have been recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

Termination benefits that were recognized in the fourth quarter of 2007 and the first six months of 2008 are largely expected to be paid by December 31, 2008 and relate to terminations of approximately 260 full-time employees and the continuation of certain benefit coverage under the Company’s termination plan and practices. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at June 30, 2008.

The following table summarizes the termination benefits recorded and reconciles such charges to accrued expenses at June 30, 2008 (in thousands):

Charges for workforce reductions	$6,352
Additional reorganization activity	2,373
Cash payments	(7,210)

Accrued expenses	$1,515

Note 4 —	Investments and Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

The Company also adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers for one year the effective date of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, for the application of SFAS No. 157. The assets and liabilities included in the Condensed Consolidated Balance Sheet for which the adoption of SFAS No. 157 has been deferred include long-lived assets, such as goodwill and intangible assets.

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

The following table presents certain information for the Company’s non-pension financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Investment in Canadian commercial paper, net	$15,000	$—	$—	$15,000
Investment in other securities	3,171	2,932	—	239
Liabilities:	—	—	—	—

Investments in Canadian commercial paper and investments in other securities are included in “Investments” on the Company’s Condensed Consolidated Balance Sheets.

The following table reflects the activity for the major classes of the Company’s assets and liabilities measured at fair value using level 3 inputs (in thousands):

		Canadian
		Commercial	Other
	Total	Paper	Securities

Balance as of December 31, 2007	$37,259	$36,000	$1,259
Realized gains/(losses) included in earnings(a)	710	1,108	(398)
Unrealized gains/(losses), net(b)	(1,100)	(1,100)	—
Purchases, (sales), issuances and settlements, net	(21,622)	(21,000)	(622)
Foreign exchange	(8)	(8)	—

Balance as of June 30, 2008	$15,239	$15,000	$239

(a)	Realized gains and losses on securities are recorded as “Other income (expense), net” in the Condensed Consolidated Statement of Operations.

(b)	Declines in values determined to be other than temporary on available-for-sale securities are recorded in “Other income (expense), net” in the Condensed Consolidated Statement of Operations.

On August 21, 2007, $25.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and on August 24, 2007, $23.0 million of similar investments matured but were not redeemed. As of March 31, 2008, the Company held $48.2 million of Canadian CP, including accrued interest through original maturity. The Canadian CP held by the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption on the grounds that these events did not constitute events that would trigger a redemption obligation. On May 9, 2008, the Company sold $28.0 million of its Canadian CP investments that were issued by one of the special purpose entities and at June 30, 2008, the Company held $20.2 million of Canadian CP, including accrued interest. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the Company’s medium term notes to be backed by a pool of assets that are generally similar to those backing the notes now held by the Company and which were originally held by a number of special purpose entities, while the remaining $9.1 million of the Company’s medium term notes would be backed by assets held by the specific special purpose entity that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. The implementation of the Plan is subject to a number of conditions, including execution of definitive legal documentation, completion of due diligence, receipt of internal approvals by dealer bank asset providers and participating banks, receipt of the requisite approvals of holders of the Canadian CP and final sanction by the Court. A variety of consents and other approvals will be necessary or desirable in connection with the Plan, including certain government and regulatory approvals. The Plan was approved by the holders of the Canadian CP on April 25, 2008, and sanctioned by the Court on June 5, 2008. Some of the objecting Canadian CP investors have appealed the matter to the Ontario Court of Appeal. The Company cannot predict the ultimate approval, timing and implementation of the Plan, but expects its investments will be converted into medium term notes. However, it is possible that the Plan will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available. On March 19, 2008, Dominion Bond Rating Service withdrew its ratings of the Canadian CP. The Company has estimated the fair value of the Canadian CP assuming the Plan is approved. The Company has employed a valuation model to estimate the fair value for the $11.1 million of Canadian CP that will be exchanged for medium term notes backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the Canadian CP incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value of the $9.1 million of Canadian CP that may be exchanged for medium term notes backed by assets held by specific special purpose entities was estimated through the use of a model relying on market data and inputs derived from securities similar to those the Company expects it would receive. This model was also used during prior periods to estimate the fair value of the $28.0 million of Canadian CP that the Company sold on May 9, 2008.

During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million to the estimated fair value of the Canadian CP. The Company’s valuation at June 30, 2008 resulted in an additional impairment charge of approximately $1.1 million, which was offset by a gain on sale of a similar amount related to the Canadian CP sold on May 9, 2008 for $21.0 million. The assumptions used in determining the estimated fair value reflect the terms of the December 23, 2007 agreement in principle described above. The Company’s valuation assumes that the replacement notes will bear interest rates similar to short-term instruments and that such rates would otherwise be commensurate with the nature of the underlying assets and their associated cash flows.

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

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share because dilutive securities are not used in the calculation if to do so would have been anti- dilutive or if potentially dilutive securities are not dilutive based on the Company’s stock price during the period. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and deferred stock units at June 30, 2008 and 2007, was approximately 2.4 million and 0.8 million, respectively.

The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Net loss	$(37,751)	81,312	$(0.46)
Effect of dilutive securities	—	—	—

Diluted EPS
Net loss	$(37,751)	81,312	$(0.46)

	Three Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Net income	$527,980	80,351	$6.57
Effect of dilutive securities	—	167	—

Diluted EPS
Net income	$527,980	80,518	$6.56

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Six Months Ended June 30, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Net loss	$(73,594)	81,108	$(0.91)
Effect of dilutive securities	—	—	—

Diluted EPS
Net loss	$(73,594)	81,108	$(0.91)

	Six Months Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Net income	$523,157	80,334	$6.51
Effect of dilutive securities	—	170	—

Diluted EPS
Net income	$523,157	80,504	$6.50

Note 6 —	Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Reorganization costs (See Note 3)	$741	$—	$2,373	$(7)
Severance expense	100	135	44	234
Printing press removal related to plant closure	—	—	—	351
Reduction of reserve for contract disputes	—	—	—	(550)
Loss on disposal or write-down of assets (See Note 1)	1,807	—	2,210	—
Restitution and settlement costs — circulation matters	(316)	—	(316)	—

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Loss on sale of newspaper operations(a)	$—	$8,638	$—	$13,603
Bad debt expense related to loan with affiliate(b)	—	33,685	—	33,685
Severance expense (reduction)	—	104	—	(116)
Legal settlements	50	—	50	262
Settlement of claims with Hollinger Inc.(c)	2,490	—	2,490	—

(a)	Represents an adjustment in estimated net proceeds related to a sale in prior years.

(b)	Represents bad debt expense related to a loan to a subsidiary of Hollinger Inc. (“Hollinger”).

(c)	Represents effect of settlement and complete release of claims between the Company and Hollinger including $1,725 for write-off of amounts due from related parties and $765 related to additional common stock issued (including legal fees). See Note 11.

Note 7 —	Other Income (Expense), Net

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Equity in losses of affiliates	$(102)	$(80)	$(147)	$(102)
Gain on sale of investments (See Note 4)	1,108	1,019	1,108	1,019
Foreign currency gains (losses), net	(1,023)	(7,923)	3,408	(8,433)
Write-down of investment (See Note 4)	(1,100)	—	(1,100)	—
Other	29	43	(220)	71

	$(1,088)	$(6,941)	$3,049	$(7,445)

Note 8 —	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company has made significant progress in resolving or settling certain tax issues as described below, the remaining items under the caption “Other tax liabilities” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2008 have not sufficiently advanced to the degree or with the level of finality that would cause the Company to significantly adjust its accruals for income tax liabilities under the “more likely than not” criteria pursuant to FIN 48.

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

Accrued interest and penalties at June 30, 2008 were $255.2 million and are included in “Other tax liabilities” in the Condensed Consolidated Balance Sheet.

The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company experienced pre-tax losses in 2007, 2006 and 2005. Based on accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations, the Company increased the valuation allowance for U.S. deferred tax assets in 2007. The Company continues to record a valuation allowance for any additional deferred tax assets generated. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

Income tax expense was $13.5 million and a benefit of $612.4 million for the three months ended June 30, 2008 and 2007, respectively. Income tax expense was $29.0 million and a benefit of $592.2 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets mentioned above and provisions or reductions related to contingent liabilities, including interest the Company may be required to pay in various tax jurisdictions. As stated above, the Company records a valuation allowance for additional deferred tax assets generated including the deferred tax asset attributable to the tax benefits related to accrued interest on contingent tax liabilities. The provision for gross interest included in income tax expense amounted to $12.4 million and $16.4 million for the three months ended June 30, 2008 and 2007, respectively, and $24.2 million and $41.0 million for the six months ended June 30, 2008 and 2007, respectively. Provisions for interest, net of related tax benefits, amounted to $8.0 million and $12.2 million for the three months ended June 30, 2008 and 2007, respectively, and $15.8 million and $32.2 million for the six months ended June 30, 2008 and 2007, respectively. In addition, the Company recorded a tax benefit of $4.1 million for the three and six months ended June 30, 2007 resulting from the reversal of certain contingent tax liabilities which were no longer deemed necessary as the relevant statute of limitations had lapsed.

The Company has recorded accruals to cover certain unresolved tax issues (both U.S. and foreign). Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary. As part of its assessment of its U.S. income tax reserve, the Company considered the adjustments proposed by the IRS in its examination report received in the first quarter of 2008 and recognized approximately $3.0 million of additional contingent liabilities largely related to changes in estimated interest in respect of those liabilities for the six months ended June 30, 2008.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

A substantial portion of the accruals to cover contingent liabilities for income taxes at June 30, 2008 relate to the Company’s operations in the United States. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements.

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

The potential impact of these disputes, investigations and legal proceedings on the Company’s financial condition and results of operations cannot currently be estimated. Costs incurred as a result of the investigation by a special committee of independent directors (the “Special Committee”) and related litigation and criminal proceedings involving Conrad M. Black (“Black”) and others are reflected in “Indemnification, investigation and litigation costs, net of recoveries” in the Condensed Consolidated Statements of Operations.

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

In June 2008, in connection with the settlement of disputes with Hollinger, the Company received $2.0 million in recoveries of legal fees that had been incurred in connection with Hollinger’s CCAA proceedings. See Note 11.

Indemnification, investigation and litigation costs, net of recoveries primarily consist of legal and other professional fees and amounts recovered through actions of the Special Committee as summarized in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,		Since Inception through
	2008	2007	2008	2007	June 30, 2008(5)
	(In thousands)

Special Committee investigation costs(1)	$886	$2,442	$2,310	$3,961	$65,990
Litigation costs(2)	278	(128)	571	1,093	29,049
Indemnification fees and costs(3)	4,280	22,804	8,039	40,163	117,753
Recoveries(4)	(2,000)	—	(2,000)	(47,718)	(129,568)

	$3,444	$25,118	$8,920	$(2,501)	$83,224

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including costs to support the prosecution of certain indemnified parties.

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

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates, who are defendants in the litigation largely brought by the Company or in the criminal proceedings.

(4)	Represents recoveries including $2.0 million related to the revised settlement with Hollinger for legal fees incurred in connection with Hollinger’s CCAA proceedings, $47.7 million related to a 2007 settlement with Radler described above, $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of $1.7 million and $31.5 million recognized in 2004 and 2003, respectively, which were recorded in “Other income (expense), net,” and interest related to various recoveries and settlements of $15.8 million which was recorded in “Interest and dividend income.” Total recoveries, including interest, aggregate $178.6 million. In addition, the Radler settlement resulted in the collection of $8.5 million of notes receivable.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative indemnification, investigation and litigation costs and recoveries.

Note 10 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$319	$355	$3	$3
Interest cost	4,806	4,534	293	270
Expected return on plan assets	(6,444)	(6,460)	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	38	47	—	—
Amortization of net (gain) loss	248	661	(486)	(326)

Net periodic cost (income)	$(1,005)	$(835)	$(190)	$(53)

	Six Months Ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$639	$706	$6	$5
Interest cost	9,643	8,870	587	523
Expected return on plan assets	(12,920)	(12,595)	—	—
Settlement loss	303	—	—	—
Amortization of transition obligation	56	56	—	—
Amortization of prior service cost	76	91	—	—
Amortization of net (gain) loss	505	1,289	(975)	(632)

Net periodic cost (income)	$(1,698)	$(1,583)	$(382)	$(104)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

(b)	Employer Contributions

Defined Benefit Plans

For the six months ended June 30, 2008, an aggregate of $5.4 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed $7.2 million to fund its defined benefit pension plans in 2007 and expects to contribute $8.7 million in 2008.

Defined Contribution Plans

For the six months ended June 30, 2008, $1.3 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2008. The Company contributed $2.2 million to its domestic defined contribution plans in 2007.

Post-Retirement Plans

For the six months ended June 30, 2008, $0.9 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed $2.1 million to fund its post-retirement plans in 2007 and expects to contribute $2.4 million in 2008.

Note 11 —	Actions of the Controlling Stockholder

On August 1, 2007, the Company announced that it received notice from the Company’s controlling stockholder, Hollinger, that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger and its affiliate, 4322525 Canada Inc., which collectively held a majority in voting interest in the Company. These corporate actions, taken on July 31, 2007, included amending the Company’s By-Laws to increase the size of the Company’s Board of Directors, removing certain directors of the Company and appointing William E. Aziz, Brent D. Baird, Albrecht W.A. Bellstedt, Peter J. Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company, which resulted in a change in control of the Company. In August 2007, Hollinger sought protection from creditors in Canada under the CCAA.

On March 25, 2008, the Company announced that it had agreed to the terms of a settlement (the “Settlement”) that resolved the various disputes and litigation between the Company and Hollinger. At the time of the Settlement, Hollinger was the owner of all of the outstanding shares of the Company’s Class B Common Stock, which had ten votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represented 19.6% of the outstanding equity of the Company and 70.0% of the voting power of the Company’s outstanding common stock at the time of the original settlement.

On March 24 and 25, 2008, respectively, the Special Committee and the Company’s full Board of Directors approved the Settlement. The Settlement was also approved by the Hollinger Board of Directors.

On May 14, 2008, the Company announced it had agreed to revised terms of the Settlement (the “Revised Settlement”). The Revised Settlement was approved by the Company’s full Board of Directors and the Hollinger Board of Directors. The Company amended its Shareholder Rights Plan to ensure that the execution and delivery of the Company’s agreement to the Revised Settlement and the consummation of the Revised Settlement did not cause the Rights to become exercisable or otherwise trigger the provisions of the Shareholder Rights Plan. On May 26, 2008, the Revised Settlement was approved in Ontario, Canada, under the CCAA.

The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company agreed to grant a demand registration right with respect to the shares of Class A Common Stock that result from the conversion of the shares of Class B Common Stock, as well as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger pursuant to the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Revised Settlement. The Company recorded $0.8 million in expense (including fees) related to the issuance of the 1.499 million shares of Class A Common Stock and $1.7 million related to the write-off of a receivable from Hollinger and subsidiaries. In addition, the Company has written-off a fully reserved loan of $33.7 million due from a subsidiary of Hollinger. See Note 6.

Under the Revised Settlement, all shares of Class A Common Stock issued to Hollinger will be voted by the indenture trustees for certain notes issued by Hollinger, but such trustees together will only be able to vote shares of common stock not exceeding 19.999% of the outstanding common stock of the Company at any given time.

Pursuant to a stipulation and agreement of settlement of U.S. and Canadian class actions against the Company and Hollinger and an insurance settlement agreement dated June 27, 2007, up to $24.5 million (plus interest, less fees and expenses) will be paid to the Company, Hollinger and/or other claimants under their directors’ and officers’ insurance policies (the “Insurance Settlement Proceeds”). Payment of the Insurance Settlement Proceeds is subject to the approval of various United States and Canadian courts. Under the terms of the Revised Settlement, Hollinger and the Company will cooperate to maximize the recoverable portion of the Insurance Settlement Proceeds payable to them collectively (as opposed to other claimants) and they have agreed that the Company will receive 85% and Hollinger will receive 15% of the amounts to be received collectively by Hollinger and the Company (as opposed to amounts received by other claimants) from such proceeds. Also, the collective recoveries, if any, of Hollinger and the Company on account of their claims against Hollinger’s controlling parent company, Ravelston Corporation Limited, which is in insolvency proceedings in Ontario, Canada, will be divided equally between Hollinger and the Company.

The Revised Settlement provided that the Company would be reimbursed by Hollinger for up to $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger’s CCAA proceedings. The Company received payment of $2.0 million in June 2008. See Note 9.

Pursuant to the Revised Settlement, on June 23, 2008, the Company announced that the six directors of the Company appointed by Hollinger on July 31, 2007 resigned from the Board of Directors. Thereafter, Peter J. Dey and Robert B. Poile were elected as directors. The two events had the effect of reducing the size of the Board of Directors from eleven to seven.

Under the terms of the Revised Settlement, certain of the Company’s claims against Hollinger are allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims is capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger. Under the terms of the Revised Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger against third parties. All of the Company’s claims against Hollinger other than the Allowed Claims are released as part of the general mutual release that, among other things, discontinues any and all pending litigation between the Company and Hollinger, including all of the litigation pending in the Northern District of Illinois.

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

As described in Note 9, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed description of these legal proceedings, see “Item 3 — Legal Proceedings” in the Company’s 2007 10-K.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At June 30, 2008, letters of credit in the amount of $11.5 million were outstanding and largely collateralized by restricted cash.

Settlement with Hollinger Entities

On March 25, 2008, the Company entered into the Settlement with Hollinger, 4322525 Canada Inc. and Sugra Limited (collectively, the “Hollinger Entities”) that provides for the resolution of all outstanding matters between the Hollinger Entities and the Company. See Note 11.

On May 14, 2008, the Company announced it had agreed to revised terms of the Settlement. The Revised Settlement received court approval on May 26, 2008 and the transactions required by the Revised Settlement took place at a closing on June 18, 2008.

United States Securities and Exchange Commission v. Conrad M. Black et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black, Radler and Hollinger seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleged that Black, Radler and Hollinger were liable for the Company’s violations of certain federal securities laws during at least this period. As previously disclosed, on March 16, 2007, the SEC settled with Radler with regard to this action.

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

CanWest Arbitration

As previously reported, on December 19, 2003, CanWest Global Communications Corp (“CanWest”) commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. On February 6, 2006, approximately $17.5 million of the proceeds from the sale of the Company’s remaining newspaper operations in Canada was placed in escrow, to be held up to seven years, pending a final award, judgment or settlement in respect of the arbitration (“CanWest Arbitration”). The arbitration hearings have been completed and a decision from the arbitrator is expected in the first quarter of 2009.

Black v. Breeden, et al.

As previously reported, six defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden, Gordon A. Paris, Graham W. Savage, and Raymond Seitz and others. The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur in relation to the defense of those actions. In July 2008, each of the defendants in the six actions brought a motion to set aside service ex juris and to have the actions stayed on forum non conveniens grounds. Black has yet to file a response to such motion. The motion is scheduled to be heard in late September 2008.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The advertising revenue of the Sun-Times Media Group, Inc. (the “Company”) experiences seasonality with the first quarter typically being the lowest. The Company’s revenue is primarily derived from the sale of advertising within the Company’s publications and also includes internet-related revenue. Advertising revenue accounted for 76% of the Company’s consolidated revenue for the six months ended June 30, 2008. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

Revenue generated from the circulation of the Company’s publications represented 23% of the Company’s consolidated revenue for the six months ended June 30, 2008. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expense, which includes benefits, was 30% of the Company’s total operating revenue for the six months ended June 30, 2008. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented 13% of the Company’s total operating revenue for the six months ended June 30, 2008. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Condensed Consolidated Statements of Operations. Corporate expenses, representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock-based compensation, corporate wages and benefits and other public company costs, represented 11% of total operating revenue for the six months ended June 30, 2008.

RECENT BUSINESS DEVELOPMENTS

Significant Developments in 2008

On August 1, 2007, the Company announced that it received notice from the Company’s controlling stockholder, Hollinger, that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger and its affiliate, 4322525 Canada Inc., which collectively held a majority in voting interest in the Company. These corporate actions, taken on July 31, 2007, included amending the Company’s By-Laws to increase the size of the Company’s Board of Directors, removing certain directors of the Company and appointing William E. Aziz, Brent D. Baird, Albrecht W.A. Bellstedt, Peter J. Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company, which resulted in a change in control of the Company. In August 2007, Hollinger sought protection from creditors in Canada under the CCAA.

On March 25, 2008, the Company announced that it had agreed to the terms of a settlement (the “Settlement”) that resolved the various disputes and litigation between the Company and Hollinger. At the time of the Settlement, Hollinger was the owner of all of the outstanding shares of the Company’s Class B Common Stock, which had ten votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represented 19.6% of the outstanding equity of the Company and 70.0% of the voting power of the Company’s outstanding common stock at the time of the original settlement.

On March 24 and 25, 2008, respectively, the Special Committee and the Company’s full Board of Directors approved the Settlement. The Settlement was also approved by the Hollinger Board of Directors.

On May 14, 2008, the Company announced it had agreed to revised terms of the Settlement (the “Revised Settlement”). The Revised Settlement was approved by the Company’s full Board of Directors and the Hollinger Board of Directors. The Company amended its Shareholder Rights Plan to ensure that the execution and delivery of the Company’s agreement to the Revised Settlement and the consummation of the Revised Settlement did not cause the Rights to become exercisable or otherwise trigger the provisions of the Shareholder Rights Plan. On May 26, 2008, the Revised Settlement was approved in Ontario, Canada, under the CCAA.

The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company agreed to grant a demand registration right with respect to the shares of Class A Common Stock that result from the conversion of the shares of Class B Common Stock, as well as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger pursuant to the Revised Settlement. The Company recorded $0.8 million in expense (including fees) related to the issuance of the 1.499 million shares of Class A Common Stock and $1.7 million related to the write-off of a receivable from Hollinger and subsidiaries. In addition, the Company has written-off a fully reserved loan of $33.7 million due from a subsidiary of Hollinger. See Note 6 to the condensed consolidated financial statements.

Under the Revised Settlement, all shares of Class A Common Stock issued to Hollinger will be voted by the indenture trustees for certain notes issued by Hollinger, but such trustees together will only be able to vote shares of common stock not exceeding 19.999% of the outstanding common stock of the Company at any given time.

Pursuant to a stipulation and agreement of settlement of U.S. and Canadian class actions against the Company and Hollinger and an insurance settlement agreement dated June 27, 2007, up to $24.5 million (plus interest, less fees and expenses) will be paid to the Company, Hollinger and/or other claimants under their directors’ and officers’ insurance policies (the “Insurance Settlement Proceeds”). Payment of the Insurance Settlement Proceeds is subject to the approval of various United States and Canadian courts. Under the terms of the Revised Settlement, Hollinger and the Company will cooperate to maximize the recoverable portion of the Insurance Settlement Proceeds payable to them collectively (as opposed to other claimants) and they have agreed that the Company will receive 85% and Hollinger will receive 15% of the amounts to be received collectively by Hollinger and the Company (as opposed to amounts received by other claimants) from such proceeds. Also, the collective recoveries, if any, of Hollinger and the Company on account of their claims against Hollinger’s controlling parent company, Ravelston Corporation Limited, which is in insolvency proceedings in Ontario, Canada, will be divided equally between Hollinger and the Company.

The Revised Settlement provided that the Company would be reimbursed by Hollinger for up to $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger’s CCAA proceedings. The Company received payment of $2.0 million in June 2008. See Note 9 to the condensed consolidated financial statements.

Pursuant to the Revised Settlement, on June 23, 2008 the Company announced that the six directors of the Company appointed by Hollinger on July 31, 2007 resigned from the Board of Directors. Thereafter, Peter J. Dey and Robert B. Poile were elected as directors. The two events had the effect of reducing the size of the Board of Directors from eleven to seven.

Under the terms of the Revised Settlement, certain of the Company’s claims against Hollinger are allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims is capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger. Under the terms of the Revised Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger against third parties. All of the Company’s claims against Hollinger other than the Allowed Claims are released as part of the general mutual release that, among other things, discontinues any and all pending litigation between the Company and Hollinger, including all of the litigation pending in the Northern District of Illinois.

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

On May 7, 2008, the Company announced it notified NYSE Regulation that the Company did not intend to attempt to cure the non-compliance with the NYSE’s continued listing standards relating to average closing share price and average market capitalization. On May 8, 2008, the Company was formally notified by NYSE Regulation that it determined that trading of the Class A Common Stock would be suspended prior to the market opening on May 14, 2008 and that the stock would be delisted from the NYSE. The Company moved trading of the Class A Common Stock to the Over-The-Counter Bulletin Board under the symbol SUTM.OB.

On February 19, 2008, the Company announced it entered into an agreement with Affinity Express, Inc. to handle the majority of the Company’s non-classified print and online advertising production. This agreement is expected to save approximately $3.0 million annually and resulted in a reduction of approximately 50 full-time advertising production and related staff positions.

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

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 15% for the six months ended June 30, 2008 for the greater Chicago market versus the comparable period in 2007. Advertising revenue for the Company declined 13% for the six months ended June 30, 2008, compared to the same period in 2007.

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

General

Net income (loss)

Net loss in the second quarter of 2008 amounted to $37.8 million, or $0.46 per basic share, compared to net income of $528.0 million in the second quarter of 2007, or $6.57 per basic share. The increase in net loss of $565.8 million was largely due to an increase in income tax expense of $625.9 million, reflecting a 2007 settlement of certain tax issues with the Canada Revenue Agency (“CRA”) totaling $586.7 million and lower revenues of $11.7 million. These amounts were partially offset by the impact of a bad debt expense in 2007 of $33.7 million related to a loan with an affiliate of Hollinger, a decrease in cost of sales of $6.8 million, lower indemnification, investigation and litigation costs, net, of $21.7 million, an improvement in other income (expense), net, of $5.8 million and lower depreciation and amortization expense of $1.2 million.

Net loss for the six months ended June 30, 2008 amounted to $73.6 million, or $0.91 per basic share, compared to net income of $523.2 million for the same period in 2007, or $6.51 per basic share. The increase in net loss of $596.8 million was largely due an increase in income tax expense of $621.2 million reflecting the 2007 settlement of certain tax issues with the CRA totaling $586.7 million, a 2007 settlement with a former officer (of which $47.7 million was recorded as a reduction of indemnification, investigation and litigation costs, net, and of which $7.2 million was recorded as interest income) and lower revenue of $22.5 million. These amounts were partially offset by lower bad debt expense of $33.7 million as mentioned above, a decrease in cost of sales of $13.7 million, lower indemnification, investigation and litigation costs, net, of $36.3 million (excluding the 2007 settlement of $47.7 million), an improvement in other income (expense) of $10.4 million and lower depreciation and amortization expense of $3.6 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in the second quarter of 2008 were $83.0 million and $24.0 million, respectively, compared with operating revenue of $94.7 million and an operating loss of $80.6 million in the second quarter of 2007. The decrease in operating revenue of $11.7 million compared to the second quarter of 2007 is largely a reflection of a decrease in advertising revenue of $10.5 million and circulation revenue of $0.9 million. The $56.6 million decrease in operating loss in 2008 is primarily due to lower cost of sales of $6.8 million, lower corporate expenses of $40.5 million, including the 2007 bad debt expense of $33.7 million related to a loan with an affiliate of Hollinger, lower indemnification, investigation and litigation costs, net, of $21.7 million and lower depreciation and amortization expense of $1.2 million. These items were partially offset by the lower revenue of $11.7 million and higher other operating costs of $1.7 million.

For the six months ended June 30, 2008, operating revenue and operating loss were $164.0 million and $49.8 million, respectively, compared with operating revenue of $186.5 million and an operating loss of $75.0 million in 2007. The decrease in operating revenue of $22.5 million compared to 2007 is largely a reflection of a decrease in advertising revenue of $19.3 million and circulation revenue of $2.5 million. The $25.2 million decrease in operating loss in 2008 is primarily due to lower cost of sales of $13.7 million, lower corporate expenses of $47.5 million, including the 2007 bad debt expense of $33.7 million mentioned above, lower indemnification, investigation and litigation costs, net, of $36.3 million (excluding the 2007 settlement of $47.7 million) and lower depreciation and amortization expense of $3.6 million. These items were partially offset by lower revenue of $22.5 million, the 2007 settlement of $47.7 million, higher sales and marketing costs of $1.1 million and increased other operating costs of $4.4 million.

Operating Revenue

Total operating revenue

Total operating revenue was $83.0 million in the second quarter of 2008 compared to $94.7 million for the same period in 2007, a decrease of $11.7 million, or 12%.

For the six months ended June 30, 2008, total operating revenue was $164.0 million compared to $186.5 million for the same period in 2007, a decrease of $22.5 million or 12%.

Advertising revenue

Advertising revenue was $62.7 million in the second quarter 2008 compared with $73.2 million in the second quarter of 2007, a decrease of $10.5 million or 14%. The decrease was largely a result of lower retail advertising revenue of $4.6 million, lower classified advertising revenue of $4.6 million and lower national advertising revenue of $1.4 million, slightly offset by higher internet advertising revenue of $0.1 million.

For the six months ended June 30, 2008, advertising revenue was $123.9 million compared with $143.2 million for the same period in 2007, a decrease of $19.3 million, or 13%. The decrease was largely a result of lower retail advertising revenue of $8.9 million, lower classified advertising revenue of $8.2 million and lower national advertising revenue of $2.6 million, slightly offset by higher internet advertising revenue of $0.4 million.

Circulation revenue

Circulation revenue was $18.8 million in the second quarter of 2008 compared with $19.7 million in the second quarter of 2007, a decrease of $0.9 million. The decline in circulation revenue was largely attributable to declines in volume, both in home delivery and single copy categories.

For the six months ended June 30, 2008, circulation revenue was $37.2 million compared with $39.7 million in for the same period in 2007, a decrease of $2.5 million. The decline in circulation revenue was largely attributable to declines in volume, both in home delivery and single copy categories.

Operating Costs and Expenses

Total operating costs and expenses

Total operating costs and expenses in the second quarter of 2008 were $107.0 million, compared with $175.4 million in the second quarter of 2007, a decrease of $68.4 million. This decrease is largely the result of lower corporate expenses of $40.5 million, including lower bad debt expense as mentioned above of $33.7 million, a decrease in indemnification, investigation and litigation costs, net of $21.7 million, lower cost of sales of $6.8 million and lower depreciation and amortization of $1.2 million. These decreases were partially offset by higher other operating costs of $1.7 million.

For the six months ended June 30, 2008, total operating costs and expenses were $213.8 million, compared with $261.4 million for the comparable period in 2007, a decrease of $47.6 million. This decrease is largely the result of lower corporate expenses of $47.5 million, including lower bad debt expense as mentioned above of $33.7 million, lower cost of sales of $13.7 million and lower depreciation and amortization of $3.6 million. These decreases were partially offset by higher indemnification, investigation and litigation costs of $11.4 million, reflecting the impact of the $47.7 million settlement in 2007, higher sales and marketing costs of $1.1 million and higher other operating costs of $4.4 million.

Total cost of sales

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $53.6 million for the second quarter of 2008, compared with $60.4 million for the same period in 2007, a decrease of $6.8 million. Wages and benefits were $23.8 million in the second quarter of 2008 and $26.6 million in the second quarter of 2007, a decrease of $2.8 million. The decrease in wages and benefits largely reflects the impact of lower headcount related to the Company’s reorganization activities. Newsprint and ink expense was $11.8 million for the second quarter of 2008, compared with $13.2 million for the same period in 2007, a decrease of $1.4 million or 11%. Total newsprint consumption in the second quarter of 2008 decreased 20% compared with the same period in 2007, reflecting lower volume and reductions in the size of the Company’s newspapers. The average cost per metric ton of newsprint in the second quarter of 2008 was 11% higher than the second quarter of 2007. Other costs of sales were $18.1 million in the second quarter of 2008 compared to $20.6 million in the second quarter of 2007, a decrease of $2.5 million largely due to lower distribution costs of $1.6 million and lower property and facilities costs of $0.4 million, both of which are largely due to outsourcing the distribution activities late in the third quarter of 2007 and lower production costs of $0.8 million.

For the six months ended June 30, 2008, cost of sales was $106.6 million compared with $120.3 million for the same period in 2007, a decrease of $13.7 million. Wages and benefits were $48.5 million for the six months ended June 30, 2008 and $53.3 million for the six months ended June 30, 2007, a decrease of $4.8 million. The decrease in wages and benefits reflects the impact of lower headcount related to the Company’s reorganization activities. Newsprint and ink expense was $22.0 million for the six months ended June 30, 2008, compared with $26.9 million for the same period in 2007, a decrease of $4.9 million or 18%. Total newsprint consumption for the six months ended June 30, 2008 decreased 21% compared with the same period in 2007, reflecting lower volume and reductions in the size of the Company’s newspapers. The average cost per metric ton of newsprint for the six months ended June 30, 2008 was 3% higher than the same period in 2007. Other costs of sales were $36.1 million for the six months ended June 30, 2008 compared to $40.1 million for the comparable period in 2007, a decrease of $4.0 million largely due to lower distribution costs of $1.8 million and lower property and facilities costs of $0.9 million, both of which are largely due to outsourcing the distribution activities late in the third quarter of 2007 and lower production costs of $1.5 million.

Total selling, general and administrative

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology (“IT”), finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $46.9 million in the second quarter of 2008 compared with $107.4 million for the same period in 2007, a decrease of $60.5 million. The decrease was largely due to lower corporate expenses of $40.5 million, reflecting the previously mentioned bad debt expense in 2007 of $33.7 million and lower indemnification, investigation and litigation costs, net, of $21.7 million. These costs were partially offset by higher other operating costs of $1.7 million.

For the six months ended June 30, 2008, total selling, general and administrative costs were $94.5 million compared with $125.0 million for the same period in 2007, a decrease of $30.5 million. The decrease was largely due to lower corporate expenses of $47.5 million, reflecting the previously mentioned bad debt expense of $33.7 million. These costs were partially offset by higher indemnification, investigation and litigation costs, net, of $11.4 million, including the above mentioned settlement of $47.7 million, higher sales and marketing costs of $1.1 million and higher other operating costs of $4.4 million.

Sales and marketing

Sales and marketing costs were $17.6 million in the second quarter of 2008, compared with $17.7 million in the second quarter of 2007, a decrease of $0.1 million. The decrease includes largely offsetting effects related to lower marketing and promotion expense of $1.2 million, resulting from the re-launch of the Chicago Sun-Times in 2007 and direct response advertising costs expensed in 2008, but capitalized (and amortized) in 2007 of $1.4 million.

For the six months ended June 30, 2008, sales and marketing costs were $34.1 million compared with $33.0 million for the same period in 2007, an increase of $1.1 million. This increase is largely due to direct response advertising costs expensed in 2008, but capitalized in 2007 of $3.2 million, partially offset by lower marketing and promotion expenses of $1.4 million, resulting from the re-launch of the Chicago Sun-Times in 2007, lower professional fees of $0.3 million and lower volume driven postage expense of $0.2 million.

Other operating costs

Other operating costs consist largely of accounting and finance, IT, human resources, administrative property and facilities costs and other general and administrative costs supporting the newspaper operations.

Other operating costs were $16.2 million in the second quarter of 2008 compared with $14.5 million for the same period in 2007, an increase of $1.7 million. This increase is largely due to the disposal or write-off of property, plant and equipment of $1.8 million and higher severance related reorganization costs of $0.8 million, partially offset by lower professional fees of $0.4 million and lower telecommunication costs of $0.3 million.

For the six months ended June 30, 2008, other operating costs were $33.3 million compared with $28.9 million for the same period in 2007, an increase of $4.4 million. This increase is largely due to the disposal or write-off of property, plant and equipment totaling $2.2 million, severance related reorganization costs of $2.4 million and increased workers compensation costs of $0.8 million, primarily due to changes in estimates related to prior year claims. These costs were partially offset by lower professional fees of $0.5 million and lower telecommunication costs of $0.5 million.

Corporate expenses

Corporate expenses in the second quarter of 2008 were $9.6 million compared with $50.1 million in the second quarter of 2007, a decrease of $40.5 million. The decrease is largely due to 2007 adjustments including the bad debt expense of $33.7 million related to a loan with an affiliate of Hollinger, as well as an adjustment to gains on prior years’ sales of newspaper operations of $8.6 million. Other improvements include lower insurance costs, primarily directors and officers coverage, of $0.6 million and lower professional fees of $0.6 million. These positive impacts were partially offset by expenses of $0.4 million related to the Company’s strategic alternative process and $2.5 million related to the Revised Settlement with Hollinger. See Note 11 to the condensed consolidated financial statements.

For the six months ended June 30, 2008, corporate expenses were $18.1 million compared with $65.6 million for the six months ended June 30, 2007, a decrease of $47.5 million. The decrease is largely due to 2007 adjustments including bad debt expense of $33.7 million related to a loan with an affiliate of Hollinger, as well as an adjustment to gains on prior year’s sales of newspaper operations of $13.6 million. Other improvements include lower insurance costs, primarily directors and officers coverage, of $1.3 million and lower non-legal professional fees of $2.2 million. These positive impacts were partially offset by expenses related to the Company’s strategic alternative process of $0.4 million, higher stock-based compensation expense of $0.6 million, higher legal fees related to litigation and arbitration activities of $0.3 million, and $2.5 million related to the Revised Settlement with Hollinger. See Note 11 to the condensed consolidated financial statements.

Indemnification, investigation and litigation costs, net of recoveries

Indemnification, investigation and litigation costs, net of recoveries in the second quarter of 2008 were $3.4 million compared with $25.1 million in the second quarter of 2007, a decrease of $21.7 million. Indemnification costs decreased $18.5 million to $4.3 million in the second quarter of 2008 from $22.8 million in the second quarter of 2007 as the criminal proceedings against certain former officers concluded in July 2007 and Special Committee investigation costs decreased $1.5 million. In the three months ended June 30, 2008, the Company received $2.0 million in recoveries for legal fees that had been incurred in connection with the Hollinger CCAA proceedings. See Note 9 to the condensed consolidated financial statements.

For the six months ended June 30, 2008, indemnification, investigation and litigation costs, net of recoveries were $8.9 million compared with a net recovery of $2.5 million in the same period in 2007, an increase in net expense of $11.4 million. The Company recorded a recovery of $2.0 million of legal fees in connection with the Hollinger CCAA proceedings in 2008 and a recovery of $47.7 million resulting from a settlement with a former officer in 2007. Indemnification costs decreased $32.2 million to $8.0 million for the six months ended June 30, 2008 from $40.2 million in the same period in 2007 as the criminal proceedings against certain former officers concluded in July 2007 and Special Committee investigation costs decreased $1.7 million. See Note 9 to the condensed consolidated financial statements.

Depreciation and amortization

Depreciation and amortization expense in the second quarter of 2008 was $6.4 million compared with $7.6 million in 2007, a decrease of $1.2 million. In the second quarter of 2007, amortization expense included $1.9 million related to capitalized direct response advertising costs. As indicated by recent declines in circulation and related advertising revenue, the benefit period of direct response advertising costs can best be described as indeterminate and are expensed as incurred in 2008 in “Sales and marketing” expenses in the Condensed Consolidated Statement of Operations.

For the six months ended June 30, 2008, depreciation and amortization expense was $12.6 million compared with $16.2 million for the same period in 2007, a decrease of $3.6 million. In the first six months of 2007, the Company recorded additional depreciation expense of $1.0 million related to the printing facility in Gary, Indiana, which was closed in March 2007. In addition, for the six months ended June 30, 2007, amortization expense included $3.4 million related to capitalized direct response advertising costs, which, as previously mentioned, are expensed as incurred in 2008.

Operating loss

As a result of the items noted above, operating results improved by $56.6 million to an operating loss of $24.0 million in the second quarter of 2008 compared with $80.6 million operating loss for the same period in 2007. For the six months ended June 30, 2008, operating loss was $49.8 million compared with a $75.0 million operating loss for the same period in 2007, a decrease of $25.2 million.

Interest and Dividend Income

Interest and dividend income in the three months ended June 30, 2008 amounted to $0.9 million compared to $3.4 million for the same period in 2007, a decrease of $2.5 million, largely due to lower interest income earned as a result of lower average invested cash balances, including the effect of Canadian asset-backed commercial paper (“Canadian CP”). For the six months ended June 30, 2008, interest and dividend income amounted to $2.4 million compared to $13.7 million in 2007, a decrease of $11.3 million, largely due to $7.2 million of interest received on the settlement with a former officer in the first quarter of 2007 and lower average invested cash balances, including the effect of Canadian CP.

Other Income (expense), net

Other income (expense), net in the second quarter of 2008 was an expense of $1.1 million compared to an expense of $6.9 million for the same period in 2007. The $5.8 million improvement was largely due to a decrease in foreign exchange losses of $6.9 million, partially offset by a gain on sale of investments in 2007 of $1.0 million. See Note 4 to the condensed consolidated financial statements. The improvement in foreign exchange largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and certain intercompany loans payable to a subsidiary in Canada in U.S. dollars, both reflecting smaller U.S. dollar exchange rate changes compared to the three months ended June 30, 2007. See Note 7 to the condensed consolidated financial statements.

For the six months ended June 30, 2008, other income (expense), net was income of $3.0 million compared to an expense of $7.4 million for the same period in 2007. The $10.4 million improvement was largely due to an improvement in foreign exchange effects of $11.8 million to a gain of $3.4 million, partially offset by a gain on sale of investments in 2007 of $1.0 million. See Note 4 to the condensed consolidated financial statements. The improvement in foreign exchange largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and certain intercompany loans payable to a subsidiary in Canada in U.S. dollars, both resulting from an improved U.S. dollar exchange rate change in 2008 compared to the same six months ended June 30, 2007. See Note 7 to the condensed consolidated financial statements.

Income Taxes

Income taxes were an expense of $13.5 million in the second quarter of 2008 compared to a benefit of $612.4 million in the second quarter of 2007. The benefit in 2007 primarily represents the impact of the settlement of certain tax issues with the CRA, which resulted in the reversal of tax liabilities of $586.7 million in the second quarter of 2007. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and provisions or reductions related to contingent liabilities, including interest the Company may be required to pay in various tax jurisdictions. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to $8.0 million in the second quarter of 2008 and $12.2 million for the second quarter of 2007. See Note 8 to the condensed consolidated financial statements.

For the first six months of 2008, income taxes were an expense of $29.0 million compared to a benefit of $592.2 million for the first six months of 2007. The 2007 benefit primarily represents the impact of the settlement of certain tax issues with the CRA, which resulted in the reversal of tax liabilities of $586.7 million in the second quarter of 2007. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and provisions or reductions related to contingent liabilities, including interest the Company may be required to pay in various tax jurisdictions. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to $15.8 million in the first six months ended June 30, 2008 and $32.2 million for the same period in 2007. The Company also recognized approximately $3.0 million of additional contingent tax liabilities largely related to changes in estimated interest in respect of those liabilities. See Note 8 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash and cash equivalents amounted to $115.5 million at June 30, 2008 as compared to $142.5 million at December 31, 2007, a decrease of $27.0 million. This decrease in cash was primarily the result of the net cash outflows to support operations, including severance, indemnification, investigation and litigation costs, as well as purchases of fixed assets.

Investments

Investments include $15.0 million in Canadian CP, net of a $5.2 million impairment write-down. The Canadian CP was issued by a special purpose entity and sponsored by a non-bank entity.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the Company’s medium term notes to be backed by a pool of assets that are generally similar to those backing the notes now held by the Company and which were originally held by a number of special purpose entities, while the remaining $9.1 million of the Company’s medium term notes would be backed by assets held by the specific special purpose entity that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the CCAA with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. The implementation of the Plan is subject to a number of conditions, including execution of definitive legal documentation, completion of due diligence, receipt of internal approvals by dealer bank asset providers and participating banks, receipt of the requisite approvals of holders of the Canadian CP and final sanction by the Court. A variety of consents and other approvals will be necessary or desirable in connection with the Plan, including certain government and regulatory approvals. The Plan was approved by the holders of the Canadian CP on April 25, 2008, and sanctioned by the Court on June 5, 2008. Some of the objecting Canadian CP investors have taken the matter to the Ontario Court of Appeal. The Company cannot predict the ultimate approval, timing and implementation of the Plan, but expects its investments will be converted into medium term notes. However, it is possible that the Plan will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheet:

June 30,
2008
(In thousands)

Income taxes payable	$565
Deferred income tax liabilities	60,033
Other tax liabilities	622,615

$683,213

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

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 13% during the first six months of 2008 as compared to the same period in 2007. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006. The Company has $6.6 million of assets held for sale largely related to under utilized facilities at June 30, 2008, which are included in “Other current assets” on the Condensed Consolidated Balance Sheet.

The Company does not currently have a credit facility in place. The recent decline in revenue and operating performance in the Sun-Times News Group may have a detrimental impact on the amount of debt and/or terms available to the Company in bank and bond markets. Moreover, the operating performance of the Company is resulting in the use of cash to fund operations.

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

Other

The Company expects that its liquid assets at June 30, 2008 are sufficient to support its operations and meet its obligations into 2009. However, the Company is currently reviewing potential sources of additional liquidity, which may include the sale of certain assets. See “Significant Developments in 2008.”

Cash Flows

Cash flows used in operating activities were $39.8 million for the first six months of 2008, a $57.4 million decrease compared with $17.6 million provided by operating activities for the same period in 2007. The decrease is primarily the result of the non-recurring collection of insurance proceeds in 2007 of $50.0 million. The comparison of operating cash flows between years is affected by several key factors including largely offsetting effects of recoveries from a former officer in 2007 and non-cash effects of deferred taxes. The net loss from operations has increased by $596.8 million to $73.6 million in the six months ended June 30, 2008 from net income of $523.2 million for the same period in 2007. The $596.8 million increase in net loss includes a non-cash income tax benefit of $586.7 million, resulting from the settlement of tax issues with the CRA in 2007.

Cash flows provided by investing activities for the first six months of 2008 were $13.1 million compared to $6.1 million for the same period in 2007. The increase of $7.0 million in cash flows provided by investing activities is primarily the result of the sale of Canadian CP of $21.0 million, partially offset by an increase in purchases of property, plant and equipment of $5.9 million and collection of notes receivable in 2007 of $8.5 million related to a settlement with a former officer.

Capital Expenditures

The Company does not have material commitments to acquire capital assets and expects its cash on hand and future cash flow provided by its operating subsidiaries to be sufficient to fund its recurring capital expenditures.

Commercial Commitments and Contractual Obligations

Letters of credit are required primarily in connection with the Company’s insurance programs and to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At June 30, 2008, letters of credit in the amount of $11.5 million were outstanding and largely collateralized by restricted cash.

Set out below is a summary of the amounts due and committed under contractual cash obligations at June 30, 2008 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

Operating leases(1)	$50,316	$5,560	$8,695	$7,664	$28,397
Purchase obligations(2)	27,300	9,100	18,200	—	—
Long-term debt	19	19	—	—	—

Total contractual cash obligations(3)	$77,635	$14,679	$26,895	$7,664	$28,397

(1)	Commitments as of December 31, 2007.

(2)	Pursuant to a ten-year distribution agreement, which is terminable upon three years’ notice. Amounts shown represent base fixed fee component of distribution agreement for three years ($9,100 per year).

(3)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” tax liabilities. Such amounts are excluded from this table.

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

On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS No. 157-2”), which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is evaluating the provisions of FAS No. 157-2 to be applied to the nonfinancial assets and nonfinancial liabilities and to determine what impact its adoption on January 1, 2009 will have on the results of its financial position and results of operations.

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

Newsprint.  Newsprint expense amounted to $20.8 million in the first six months of 2008 and $25.7 million during the same period in 2007. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint price decrease of approximately $25 per metric ton in August 2007 and increases of approximately $150 per metric ton between December 2007 and June 2008. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during the six months ended June 30, 2008, a change in the price of newsprint of $50 per metric ton would have increased or decreased net loss for the six months ended June 30, 2008 by $1.0 million. The average price per metric ton of newsprint was approximately $650 for the six months ended June 30, 2008 versus approximately $630 for the same period in 2007.

Labor Relations.  As of June 30, 2008, 39% of the Company’s employees are covered by collective bargaining agreements. Contracts covering 25% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Company’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At June 30, 2008, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates and changes in the value of the United States dollar against other currencies would affect the Company’s net earnings. Based on earnings for the six months ended June 30, 2008, a $0.05 change in the Canadian dollar exchange rate would affect the Company’s reported net loss for the six months ended June 30, 2008 by $0.1 million.

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

During 2008, the Company has taken and will continue to take actions to remediate the material weaknesses discussed above and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of June 30, 2008, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated. Therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2008.

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

Settlement with Hollinger Entities

On March 25, 2008, the Company entered into the Settlement with Hollinger, 4322525 Canada Inc. and Sugra Limited (collectively, the “Hollinger Entities”) that provides for the resolution of all outstanding matters between the Hollinger Entities and the Company. See “Item 2 — Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Recent Business Developments — Significant Developments in 2008” for a more detailed discussion of the terms of the Revised Settlement.

On May 14, 2008, the Company announced it had agreed to revised terms of the Settlement. The Revised Settlement received court approval on May 26, 2008 and the transactions required by the Revised Settlement took place at a closing on June 18, 2008.

United States Securities and Exchange Commission v. Conrad M. Black et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Conrad M. Black (“Black”), F. David Radler (“Radler”) and Hollinger seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that the three defendants violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal their self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleged that Black, Radler and Hollinger were liable for the Company’s violations of certain federal securities laws during at least this period. As previously disclosed, on March 16, 2007, the SEC settled with Radler with regard to this action.

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

CanWest Arbitration

As previously reported, on December 19, 2003, CanWest Global Communications Corp (“CanWest”) commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company have competing claims relating to this transaction. CanWest claims the Company and certain of its direct subsidiaries owe CanWest approximately Cdn.$84.0 million. The Company is contesting this claim, and has asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million. On February 6, 2006, approximately $17.5 million of the proceeds from the sale of the Company’s remaining newspaper operations in Canada was placed in escrow, to be held up to seven years, pending a final award, judgment or settlement in respect of the arbitration (“CanWest Arbitration”). The arbitration hearings have been completed and a decision from the arbitrator is expected in the first quarter of 2009.

Black v. Breeden, et al.

As previously reported, six defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden, Gordon A. Paris, Graham W. Savage, and Raymond Seitz and others. The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur in relation to the defense of those actions. In July 2008, each of the defendants in the six actions brought a motion to set aside service ex juris and to have the actions stayed on forum non conveniens grounds. Black has yet to file a response to such motion. The motion is scheduled to be heard in late September 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Stockholders on June 17, 2008, in Chicago IL. Of the 80,428,124 shares of common stock entitled to vote at the meeting, 50,173,885 shares of Class A Common Stock (one vote per share) and 14,990,000 shares of Class B Common Stock (10 votes per share) were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

1) The stockholders elected the following Directors to serve until the Company’s 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The votes were as follows:

	Votes in	Votes
Name of Director	Favor	Withheld

William E. Aziz	198,925,323	1,148,562
Brent D. Baird	198,641,433	1,432,452
Albrecht W.A. Bellstedt	198,990,106	1,083,779
Herbert A. Denton	198,530,770	1,543,115
Peter J. Dey	198,972,837	1,101,048
Cyrus F. Freidheim, Jr.	198,508,891	1,564,994
Edward C. Hannah	198,836,154	1,237,731
Gordon A. Paris	198,912,111	1,161,774
Graham W. Savage	198,552,882	1,521,003
Raymond G.H. Seitz	198,927,568	1,146,317
G. Wesley Voorheis	198,882,402	1,191,483

Pursuant to the Revised Settlement, on June 23, 2008, the Company announced that the six directors of the Company appointed by Hollinger on July 31, 2007 resigned from the Board of Directors. Thereafter, Peter J. Dey and Robert B. Poile were elected as directors. The two events had the effect of reducing the size of the Board of Directors from eleven to seven.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
4.1	Amendment No. 4 to Rights Agreement, dated as of May 14, 2008, between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 14, 2008).
4.2	Registration Rights Agreement, dated June 17, 2008, among the Company and the stockholders named therein.
10.1	Revised Settlement Agreement Term Sheet
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Cyrus F. Freidheim, Jr.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: August 8, 2008

By:	/s/ William G. Barker III
William G. Barker III
Senior Vice President and Chief Financial Officer

Date: August 8, 2008