Form 10-K/A
period 2007-12-31
SUN-TIMES MEDIA GROUP INC
filed 2008-11-07
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 2)

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
None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock par value $.01 per share
Preferred Share Purchase Rights
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
     The number of outstanding shares of the registrant’s common stock as of October 31, 2008 was as follows: 82,312,709 shares of Class A Common Stock.

EXPLANATORY NOTE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 12, 2008 (as amended by Amendment No. 1, which was filed on April 29, 2008) (the “10-K”), and is being filed solely to amend the Report of Independent Registered Public Accounting Firm contained in Item 8 of the 10-K to correct the date related to the audit of the effectiveness of internal control over financial reporting from December 31, 2006 to December 31, 2007 and the reference to the date of the report on the effectiveness of internal control over financial reporting from March 10, 2007 to March 10, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we have repeated the entire text of Item 8 of the 10-K in this Amendment No. 2; however, there have been no changes to the text of such Item other than those stated in the immediately preceding sentence.
     Except as otherwise stated herein, no other information contained in Form 10-K is amended by this Amendment No. 2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sun-Times Media Group, Inc.:
     We have audited the accompanying consolidated balance sheets of Sun-Times Media Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun-Times Media Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an adverse opinion on the effective operation of internal control over financial reporting.
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
     Stock option activity with respect to the Company’s stock option plans was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(Months)	(In thousands)
Options outstanding at December 31, 2006	698,460	$8.11
Options granted	—	$—
Options exercised	—	$—		$—

Options forfeited	(302,735)	$(8.01)
Options expired	—	$—

Options outstanding at December 31, 2007	395,725	$8.19	42	$—

Options exercisable at December 31, 2007	395,725	$8.19	42	$—

     The following table summarizes information about the stock options outstanding as of December 31, 2007:

		Options		Options Exercisable
	Number	Outstanding		Number
	Outstanding at	Weighted-Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted-Average
Range of Exercise Prices	2007	Contractual Life	Exercise Price	2007	Exercise Price
$6.69 — $8.67	293,093	3.88 years	$7.45	293,093	$7.45
$10.17 — $10.66	102,632	2.53 years	$10.29	102,632	$10.29

$6.69 — $10.66	395,725	3.53 years	$8.19	395,725	$8.19

     Other information pertaining to stock option activity was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Total intrinsic value of stock options exercised	$—	$1,047	$—

     The fair value of stock options was estimated using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the remaining vesting period of such awards. As the Company has not granted any new stock options after 2003, the expense recognized for 2006 largely represents the service expense related to previously granted, unvested awards. The remaining cost related to the unvested options was recognized in January 2007. The Company had no unrecognized cost related to non-vested options at December 31, 2007.
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
     The Company recognized $2.4 million and $2.3 million in stock-based compensation in 2007 and 2006, respectively, related to DSU’s. On August 1, 2007, the Company announced it received notice from Hollinger Inc., the Company’s controlling stockholder, that certain corporate actions with respect to the Company had been taken by written consent. These actions included increasing the size of the Board of Directors with vacancies being filled by stockholders having a majority interest. As a result of the change in control, approximately 165,000 outstanding DSU’s that were not yet vested became vested, which resulted in stock compensation expense of $1.0 million in 2007.
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

     Accumulated other comprehensive loss, before taxes in 2007 included net actuarial gains of $24.5 million, foreign currency translation losses of $8.2 million, settlement and curtailment losses recognized of $0.4 million and amortization of net actuarial losses, prior service costs and net transition obligation of $2.7 million, $0.2 million and $0.1 million, respectively.
     The estimated net actuarial losses, prior service costs and net transition obligation for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $1.0 million, $0.2 million and $0.1 million, respectively.
     Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	December 31,
	2007	2006
	(In thousands)
Projected benefit obligation	$111,084	$117,229
Accumulated benefit obligation	$107,841	$113,754
Fair value of plan assets	$70,655	$71,029
     Information for pension plans with plan assets in excess of the accumulated benefit obligation as of December 31:

	December 31,
	2007	2006
	(In thousands)
Projected benefit obligation	$252,288	$230,950
Accumulated benefit obligation	$252,288	$230,950
Fair value of plan assets	$341,800	$280,595
     Assumptions
     The ranges of assumptions are as follows:

	December 31,
	2007	2006	2005
Discount rate	5.50 — 6.25%	5.00 — 5.75%	5.50 — 6.25%
Expected return on plan assets	5.50 — 8.00%	5.50 — 8.25%	5.25 — 8.25%
Compensation increase	3.0%	3.0%	3.0% — 4.0%

     Weighted-average assumptions used to determine plan benefit obligations at December 31:

	Pension Benefits
	2007	2006
Discount rate	5.67%	5.18%
Rate of compensation increase	2.53%	2.47%
     Weighted-average assumptions used to determine plan net periodic benefit cost for the years ended December 31:

	Pension Benefits
	2007	2006	2005
Discount rate	5.67%	5.18%	5.49%
Expected long-term return on plan assets	6.53%	7.22%	7.23%
Rate of compensation increase	2.53%	2.47%	3.02%
     The discount rate is based on yield curves derived from AA corporate bond yields with terms similar to the projected benefit payment duration of the benefit plans. The Company used a building block approach to determine its current assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns range from 5.50% to 8.00%. The Company’s current target asset allocation for pension plan assets is 50% in equity securities and 50% in debt and other securities.
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
     In addition, the Company’s insurers have deposited $24.5 million in insurance proceeds into an escrow account to fund defense costs the Company incurred in the securities class action and other litigation or other claimed loss. The insurance carriers are expected to be released from any other claims for the July 1, 2002 to July 1, 2003 policy period. The Company and other parties will then seek a judicial determination regarding how to allocate the $24.5 million in insurance proceeds among the insureds who assert claims to the proceeds. The Company and Hollinger Inc. have had negotiations concerning how any such proceeds awarded to them should be allocated between the two companies and have agreed to resolve it through binding arbitration if an agreement can not otherwise be reached.
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
(24) Quarterly Financial Data (Unaudited)
     Quarterly financial data for the years ended December 31, 2007 and 2006 are as follows:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Total operating revenue(a)	$91,717	$94,744	$92,539	$93,258
Operating income (loss)	$5,679	$(80,639)	$(23,227)	$(42,034)
Income (loss) from continuing operations	$(4,823)	$527,980	$(193,991)	$(59,135)
Net income (loss)	$(4,823)	$527,980	$(192,392)	$(59,135)
Earnings (loss) from continuing operations per basic share(a)	$(0.06)	$6.57	$(2.41)	$(0.73)
Earnings (loss) from continuing operations per diluted share	$(0.06)	$6.56	$(2.41)	$(0.73)
Net earnings (loss) per basic share(b)	$(0.06)	$6.57	$(2.39)	$(0.73)
Net earnings (loss) per diluted share	$(0.06)	$6.56	$(2.39)	$(0.73)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Total operating revenue(a)	$102,794	$107,788	$99,485	$110,312
Operating income (loss)	$(24,270)	$(13,711)	$(22,418)	$21,449
Income (loss) from continuing operations	$(26,593)	$20,121	$(34,865)	$(36,293)
Net income (loss)	$(7,755)	$20,574	$(34,865)	$(34,627)
Earnings (loss) from continuing operations per basic and diluted share(a)	$(0.29)	$0.23	$(0.43)	$(0.45)
Net earnings (loss) per basic and diluted share(b)	$(0.09)	$0.24	$(0.43)	$(0.43)

(a)	Certain amounts previously netted against revenue in the first and second quarters of 2007 and in 2006 have been reclassified to expense to conform with the current year’s presentation.

(b)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share does not necessarily equal the total for the year.

Item 15.  Exhibits and Financial Statement Schedules

Exhibit
No.	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC. Registrant
	By:	/s/ Cyrus F. Freidheim, Jr.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: November 6, 2008

	By:	/s/ William G. Barker III
William G. Barker III
Senior Vice President and Chief Financial Officer

Date: November 6, 2008