Form 10-Q
period 2008-09-30
SUN-TIMES MEDIA GROUP INC
filed 2008-11-07
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Class A Common Stock par value $.01 per share	82,312,709 shares

TABLE OF CONTENTS

INDEX

SUN-TIMES MEDIA GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 as amended and the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	the impact of insolvency filings of The Ravelston Corporation Limited and Ravelston Management, Inc. and certain related entities;

•	adverse developments in pending litigation involving the Company and its affiliates, and current and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission (“SEC”) and other government agencies in the United States and Canada, principally of matters identified by a special committee of independent directors (the “Special Committee”) formed on June 17, 2003 to investigate related party transactions and other payments made to certain executives of the Company and Hollinger Inc. and other affiliates in connection with the sale of certain of the Company’s assets and other transactions (the Company previously filed the full text of the Special Committee report on such investigation with the SEC);

•	the effects of recent and future outsourcing efforts;

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in Item 1A “— Risk Factors” in the Company’s 2007 Annual Report on Form 10-K (the “2007 10-K”).

The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that future events or conditions described in any forward-looking statement made in this Quarterly Report on Form 10-Q might not occur. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors” in the 2007 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Operating revenue:
Advertising	$59,140	$71,686	$183,006	$214,875
Circulation	18,514	18,921	55,676	58,645
Job printing	550	1,260	2,277	3,454
Other	622	672	1,842	2,026

Total operating revenue	78,826	92,539	242,801	279,000

Operating costs and expenses:
Cost of sales:
Wages and benefits	23,669	27,129	72,215	80,431
Newsprint and ink	12,534	12,159	34,489	39,072
Other	18,091	19,863	54,234	59,915

Total cost of sales	54,294	59,151	160,938	179,418

Selling, general and administrative:
Sales and marketing	17,946	17,743	52,089	50,739
Other operating costs	14,460	16,130	47,808	45,010
Impairment of goodwill and intangible assets	209,269	—	209,269	—
Corporate expenses	3,395	7,715	21,481	73,323
Indemnification, investigation and litigation costs, net of recoveries	751	7,014	9,671	4,513

Total selling, general and administrative	245,821	48,602	340,318	173,585

Depreciation	5,397	4,965	15,834	15,523
Amortization	1,089	3,048	3,267	8,661

Total operating costs and expenses	306,601	115,766	520,357	377,187

Operating loss	(227,775)	(23,227)	(277,556)	(98,187)

Other income (expense):
Interest expense	(111)	(274)	(296)	(597)
Interest and dividend income	919	2,407	3,290	16,096
Other income (expense), net	1,101	(13,161)	4,150	(20,606)

Total other income (expense)	1,909	(11,028)	7,144	(5,107)

Loss from continuing operations before income taxes	(225,866)	(34,255)	(270,412)	(103,294)
Income tax expense (benefit)	(57,115)	159,736	(28,067)	(432,460)

Income (loss) from continuing operations	(168,751)	(193,991)	(242,345)	329,166

Discontinued operations (net of income taxes):
Gain from disposal of business segment	—	1,599	—	1,599

Earnings from discontinued operations	—	1,599	—	1,599

Net income (loss)	$(168,751)	$(192,392)	$(242,345)	$330,765

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(2.04)	$(2.41)	$(2.97)	$4.09
Earnings from discontinued operations	—	0.02	—	0.02

Net income (loss)	$(2.04)	$(2.39)	$(2.97)	$4.11

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(2.04)	$(2.41)	$(2.97)	$4.09
Earnings from discontinued operations	—	0.02	—	0.02

Net income (loss)	$(2.04)	$(2.39)	$(2.97)	$4.11

Weighted average shares outstanding:
Basic	82,861	80,484	81,678	80,385

Diluted	82,861	80,484	81,678	80,538

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net income (loss)	$(168,751)	$(192,392)	$(242,345)	$330,765
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(4,416)	7,871	(7,750)	(2,543)
Unrealized gain (loss) on securities available for sale	42	(44)	(237)	88
Pension adjustment	491	(1,835)	1,163	(4,147)

Comprehensive income (loss)	$(172,634)	$(186,400)	$(249,169)	$324,163

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$99,778	$142,533
Accounts receivable, net of allowance for doubtful accounts of $9,215 in 2008 and $12,276 in 2007	59,486	73,031
Inventories	9,406	7,937
Escrow deposits and restricted cash	44,771	35,641
Recoverable income taxes	—	16,509
Other current assets	11,248	7,034

Total current assets	224,689	282,685
Investments	12,768	42,249
Property, plant and equipment, net of accumulated depreciation of $114,155 in 2008 and $146,170 in 2007	151,920	163,355
Intangible assets, net of accumulated amortization of $47,645 in 2007	—	88,235
Goodwill	—	124,301
Prepaid pension benefit	88,499	89,512
Other assets	2,094	1,249

Total assets	$479,970	$791,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$10	$35
Accounts payable and accrued expenses	91,390	112,621
Amounts due to related parties	10,105	8,852
Income taxes payable and other tax liabilities	499	1,027
Deferred revenue	9,790	10,060

Total current liabilities	111,794	132,595
Long-term debt, less current installments	—	3
Deferred income tax liabilities	25,624	58,343
Other tax liabilities	596,785	597,206
Other liabilities	67,499	78,448

Total liabilities	801,702	866,595

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 104,497,022 and 82,312,709 shares issued and outstanding, respectively, at September 30, 2008 and 88,008,022 and 65,308,636 shares issued and outstanding, respectively, at December 31, 2007	1,045	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; 0 shares issued and outstanding at September 30, 2008 and 14,990,000 shares issued and outstanding at December 31, 2007	—	150
Additional paid-in capital	502,254	501,138
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(3,872)	3,878
Unrealized gain (loss) on marketable securities	(96)	141
Pension adjustment	(28,555)	(29,718)
Accumulated deficit	(571,601)	(325,451)

	(100,825)	151,018
Class A common stock in treasury, at cost — 22,184,313 shares at September 30, 2008 and 22,699,386 shares at December 31, 2007	(220,907)	(226,027)

Total stockholders’ equity (deficit)	(321,732)	(75,009)

Total liabilities and stockholders’ equity (deficit)	$479,970	$791,586

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2008

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(Unaudited)
	(In thousands)

Balance at December 31, 2007	$1,030	$501,138	$(25,699)	$(325,451)	$(226,027)	$(75,009)
Stock-based compensation	—	1,862	—	—	—	1,862
Issuance of treasury stock in respect of deferred stock units	—	(1,421)	—	(3,805)	5,120	(106)
Class A common stock issued	15	675	—	—	—	690
Foreign currency translation adjustments	—	—	(7,750)	—	—	(7,750)
Change in unrealized gain (loss) on securities	—	—	(237)	—	—	(237)
Pension adjustment	—	—	1,163	—	—	1,163
Net loss	—	—	—	(242,345)	—	(242,345)

Balance at September 30, 2008	$1,045	$502,254	$(32,523)	$(571,601)	$(220,907)	$(321,732)

See accompanying notes to condensed consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash Flows From Continuing Operating Activities:
Net income (loss)	$(242,345)	$330,765
Earnings from discontinued operations	—	(1,599)

Income (loss) from continuing operations	(242,345)	329,166
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	19,101	24,184
Write-off of goodwill and intangible assets	209,269	—
Deferred income taxes	4,869	124,535
Collection of proceeds from directors and officers insurance settlement	—	50,000
Loss on sale of newspaper operations	—	13,603
Reduction of tax liability	(34,732)	(586,686)
Bad debt expense related to loan and amounts due from affiliates	1,732	33,685
Write-down of investments	5,500	4,820
Other changes in working capital accounts, net	(5,176)	(23,072)
Other	(3,187)	645

Cash used in operating activities	(44,969)	(29,120)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(11,821)	(6,176)
Proceeds from sale of property, plant and equipment	1,135	4,486
Investments, intangibles and other non-current assets	—	(5,014)
Collection of notes receivable pursuant to settlement with a former officer	—	8,460
Purchase of investments	—	(48,200)
Proceeds from sale of investments and other assets	25,339	2,039

Cash provided by (used in) investing activities	14,653	(44,405)

Cash Flows From Financing Activities:
Repayment of debt	(28)	(907)
Escrow deposits and restricted cash	(11,106)	(4,351)
Other	(106)	3,964

Cash used in financing activities	(11,240)	(1,294)

Effect of exchange rate changes on cash	(1,199)	20,335

Net decrease in cash and cash equivalents	(42,755)	(54,484)
Cash and cash equivalents at beginning of period	142,533	186,318

Cash and cash equivalents at end of period	$99,778	$131,834

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

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, investments, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular matters, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

During 2008, the Company recognized a loss amounting to $2.2 million relating to largely fully depreciated items of property, plant and equipment that were no longer in use due to completed and pending location closures and consolidations and certain assets sold or otherwise disposed of in prior years. These fixed assets were largely comprised of machinery and equipment, including printing equipment and computer hardware and software. The Condensed Consolidated Balance Sheet classification “Property, plant and equipment, net” was reduced by approximately $47.9 million and accumulated depreciation was reduced by $45.7 million and the Company recognized additional losses amounting to $2.2 million. See Note 8. The Company has $5.8 million of assets held for sale, largely related to underutilized facilities at September 30, 2008, which are included in “Other current assets” on the Condensed Consolidated Balance Sheet.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 3 —	Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of acquisition costs over the estimated fair value of net assets acquired in business combinations. Goodwill is tested for impairment by comparing the carrying value of the newspaper reporting unit to the Company’s fair value based on market capitalization.

Intangible assets with finite useful lives include subscriber and advertiser relationships, which are amortized on a straight-line basis over 30 years. When an indicator of potential impairment is identified, the Company tests its subscriber and advertiser relationship intangibles for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated.

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

The Company also evaluates goodwill for impairment between annual tests and intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The substantial acceleration in revenue declines in the three months ended September 30, 2008, both in the industry and for the Company, in combination with the negative outlook for the economy, the general negative outlook for newspaper advertising and circulation in the near and long-term, and the continued decline in the Company’s market capitalization, were considered by the Company to be indicators of potential impairment of its goodwill and intangible assets. The impairment test at September 30, 2008 resulted in a non-cash impairment charge of $209.3 million related to the write-off of goodwill and intangible assets of the newspaper reporting unit and which are summarized in the table below:

	September 30, 2008
	Gross	Accumulated	Impairment	Net
	Amount	Amortization	Charge	Amount
	(In millions)

Goodwill	$149.6	$(25.3)	$(124.3)	$—
Subscriber and advertiser relationships	135.9	(50.9)	(85.0)	—

Total	$285.5	$(76.2)	$(209.3)	$—

The impairment charges are presented as “Impairment of goodwill and intangible assets” in the Condensed Consolidated Statements of Operations.

The computation of the fair value of the newspaper reporting unit requires significant estimation and judgment. The impairment of the subscriber and advertiser relationship intangible assets resulted primarily from declines in current cash flows and the inability of the Company to reliably project cash flows beyond the near term due to the previously mentioned negative outlook and industry and economic declines experienced in the three months ended September 30, 2008. The impairment of the Company’s goodwill reflects the decline in market capitalization (fair value) allocated to the newspaper reporting unit such that the fair value no longer exceeds the carrying value of that unit. The impairment of the Company’s goodwill is driven by the decline in the Company’s market capitalization of approximately $163.0 million, or 92%, between December 31, 2007 and September 30, 2008, in combination with the negative industry and economic factors mentioned above and the inability of the Company to reliably project cash flow to substantiate or estimate alternative measures of fair value.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 4 —	Reorganization Activities

In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan includes expected savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers in 2007. In a letter to shareholders dated August 7, 2008, the Company announced that it expected to meet the $50 million cost reduction goal and that it was exploring other cost reduction measures.

The Company outsourced certain functions in 2008, resulting in cost savings and a reduction in full-time staffing levels. Costs directly associated with the 2008 outsourcing efforts and additional headcount reductions include involuntary termination benefits in respect of approximately 75 full-time employees (incremental to the 275 discussed below) amounting to approximately $0.3 million and $2.7 million recognized in the three and nine month periods ended September 30, 2008, respectively, which are included in “Other operating costs” in the Condensed Consolidated Statements of Operations. These estimated costs have been recognized in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

Termination benefits that were recognized in the fourth quarter of 2007 and the first nine months of 2008 are largely expected to be paid by December 31, 2008 and relate to terminations of approximately 275 full-time employees and the continuation of certain benefit coverage under the Company’s termination plan and practices. The reorganization accrual is included in “Accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet at September 30, 2008.

In addition, the Company recorded severance costs of $0.9 million and $1.0 million for the three and nine months ended September 30, 2008 not related directly to the reorganization described above.

The following table summarizes the termination benefits recorded and reconciles such charges to accrued expenses at September 30, 2008 (in thousands):

Charges for workforce reductions	$6,352
Additional reorganization activity	2,701
Cash payments	(8,192)

Accrued expenses	$861

Note 5 —	Investments and Fair Value

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers for one year the effective date of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, for the application of SFAS No. 157. The assets and liabilities included in the Condensed Consolidated Balance Sheet for which the adoption of SFAS No. 157 has been deferred are largely comprised of long-lived assets.

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

The following table presents certain information for the Company’s non-pension financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Investment in Canadian commercial paper, net	$10,600	$—	$—	$10,600
Investment in other securities	668	460	—	208
Liabilities:	—	—	—	—

Investments in Canadian commercial paper and investments in other securities are included in “Investments” on the Company’s Condensed Consolidated Balance Sheets.

The following table reflects the activity for the major classes of the Company’s assets and liabilities measured at fair value using level 3 inputs (in thousands):

		Canadian
		Commercial	Other
	Total	Paper	Securities

Balance as of December 31, 2007	$37,259	$36,000	$1,259
Realized gains/(losses) included in earnings(a)	828	1,108	(280)
Unrealized gains/(losses), net(b)	(5,500)	(5,500)	—
Purchases, (sales), issuances and settlements, net	(21,771)	(21,000)	(771)
Foreign exchange	(8)	(8)	—

Balance as of September 30, 2008	$10,808	$10,600	$208

(a)	Realized gains and losses on securities are recorded as “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

(b)	Declines in values determined to be other than temporary on available-for-sale securities are recorded in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

On August 21, 2007, $25.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and on August 24, 2007, $23.0 million of similar investments matured but were not redeemed. As of December 31, 2007, the Company held $48.2 million of Canadian CP, including accrued interest through original maturity. The Canadian CP held by the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption on the grounds that these events did not constitute events that would trigger a redemption obligation. On May 9, 2008, the Company sold $28.0 million (face amount, plus accrued interest) of its Canadian CP investments that were issued by one of the special purpose entities for $21.0 million and at September 30, 2008, the Company held $20.2 million (face amount, plus accrued interest) of Canadian CP. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for $11.1 million of the medium term notes the Company will receive to be backed by a pool of assets that are generally similar to those backing the notes now held by the Company and which were originally held by a number of special purpose entities, while the remaining $9.1 million of the medium term notes the Company will receive would be backed by assets held by the specific special purpose entity that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. Under the Plan, the allocation of the medium term notes the Company will receive if the Plan is approved was modified to $9.6 million backed by a pool of assets and $10.6 million backed by specific assets. The implementation of the Plan is subject to a number of conditions, including execution of definitive legal documentation, completion of due diligence, receipt of internal approvals by dealer bank asset providers and participating banks, receipt of the requisite approvals of holders of the Canadian CP and final sanction by the Court. A variety of consents and other approvals will be necessary or desirable in connection with the Plan, including certain government and regulatory approvals. The Plan was approved by the holders of the Canadian CP on April 25, 2008, and sanctioned by the Court on June 5, 2008. Some of the objecting Canadian CP investors appealed the matter to the Ontario Court of Appeal. The Ontario Court of Appeal affirmed the decision of the Court on August 18, 2008. A group of corporate investors subsequently requested leave to appeal to the Supreme Court of Canada. On September 19, 2008, the Supreme Court of Canada denied the requested leave to appeal. The investor committee has commenced the final steps to implement the restructuring plan. While the implementation process continues to move forward, the completion of the Plan is taking longer than expected because of the large number of participants, the complexity of the required documentation and the recent volatility in the global financial markets. The Company cannot predict the ultimate timing and implementation of the Plan, but expects its investments will be converted into medium term notes. However, it is possible that the Plan will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available. On March 19, 2008, Dominion Bond Rating Service withdrew its ratings of the Canadian CP. The Company has estimated the fair value of the Canadian CP assuming the Plan is approved. The Company has employed a valuation model to estimate the fair value for the $9.6 million of Canadian CP that will be exchanged for medium term notes backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the Canadian CP incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value (and carrying value at September 30, 2008) of the $10.6 million of Canadian CP that may be exchanged for medium term notes backed by specific assets was estimated through the use of a model relying on market data and inputs derived from securities similar to those the Company expects it would receive. This model was also used

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

during prior periods to estimate the fair value of the $28.0 million of Canadian CP that the Company sold on May 9, 2008.

During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million to the estimated fair value of the $48.2 million (face amount plus accrued interest) in Canadian CP. During 2008, the Company’s valuation resulted in additional impairment charges of $4.4 million and $5.5 million for the three and nine months ended September 30, 2008, respectively on $20.2 million (face amount plus accrued interest) of the Canadian CP. The Company recorded a gain on sale of $1.1 million for the nine months ended September 30, 2008 related to the Canadian CP sold on May 9, 2008 for $21.0 million. The assumptions used in determining the estimated fair value reflect the terms of the December 23, 2007 agreement in principle described above. The Company’s valuation assumes that the replacement notes will bear interest rates similar to short-term instruments and that such rates would otherwise be commensurate with the nature of the underlying assets and their associated cash flows. Assumptions have also been made as to the amount of restructuring costs that the Company will bear. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP, the amount and timing of cash flows, the yield of any replacement notes, whether an active market will develop for the Canadian CP or any replacement notes and other outcomes of the restructuring process could give rise to a further change in the value of the Company’s investment, which could materially impact the Company’s financial condition and results of operations.

Note 6 —	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common stock equivalents outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In certain periods, diluted earnings (loss) per share is the same as basic net earnings (loss) per share because dilutive securities are not used in the calculation if to do so would have been anti-dilutive or if potentially dilutive securities are not dilutive based on the Company’s stock price during the period. The number of potentially dilutive securities comprised of shares issuable in respect of stock options and deferred stock units at September 30, 2008 and 2007, was approximately 2.3 million and 0.7 million, respectively.

The following tables reconcile the numerator and denominator for the calculation of basic and diluted loss per share for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(168,751)	82,861	$(2.04)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(168,751)	82,861	$(2.04)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

	Three Months Ended September 30, 2007
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(193,991)	80,484	$(2.41)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(193,991)	80,484	$(2.41)

	Nine Months Ended September 30, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(242,345)	81,678	$(2.97)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(242,345)	81,678	$(2.97)

	Nine Months Ended September 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income from continuing operations	$329,166	80,385	$4.09
Effect of dilutive securities	—	153	—

Diluted EPS
Income from continuing operations	$329,166	80,538	$4.09

Note 7 —	Discontinued Operations and Dispositions

On August 31, 2007, the final transfer of pension assets from the Hollinger Canadian Publishing Holdings Co. Pension Trust Account to the Glacier Pension Trust Account, related to the 2006 sale of the Company’s remaining Canadian operating assets, was completed. The transfer of the pension assets triggered additional contingent consideration based on the excess funding status of the pension plans. As a result, the Company recognized a gain of $1.6 million, net of taxes of $1.1 million, which is included in “Earnings from discontinued operations” in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 8 —	Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months
	Ended		Nine Months
	September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Reorganization costs (See Note 4)	$328	$—	$2,701	$(7)
Severance expense	942	9	986	243
Printing press removal related to plant closure	—	—	—	351
Reduction of reserve for contract disputes	—	—	—	(550)
(Gain) loss on disposal or write-down of assets (See Note 1)	(137)	(144)	2,073	(169)
Restitution and settlement costs — circulation matters	—	—	(316)	—
Costs related to transfer of certain newspaper distribution responsibilities	—	1,403	—	1,403

Items Included in “Corporate Expenses”

Included in “Corporate expenses” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Loss on sale of newspaper operations(a)	$—	$—	$—	$13,603
Bad debt expense related to loan with affiliate(b)	—	—	—	33,685
Severance expense (reduction)	—	—	—	(116)
Legal settlements	(229)	—	(179)	262
Settlement of claims with Hollinger Inc.(c)	—	—	2,490	—

(a)	Represents an adjustment in estimated net proceeds related to a sale in prior years.

(b)	Represents bad debt expense related to a loan to a subsidiary of Hollinger Inc. (“Hollinger”).

(c)	Represents effect of settlement and complete release of claims between the Company and Hollinger, including approximately $1.7 million for write-off of amounts due from Hollinger and related parties and approximately $0.8 million related to additional common stock issued (including legal fees). See Note 13.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 9 —	Other Income (Expense), Net

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Equity in income (losses) of affiliates	$118	$(52)	$(29)	$(154)
Gain on sale of investments (See Note 5)	—	—	1,108	1,019
Foreign currency gains (losses), net	4,336	(8,331)	7,744	(16,764)
Write-down of investment (See Note 5)	(4,400)	(4,820)	(5,500)	(4,820)
Gain related to life insurance settlement	1,002	—	1,002	—
Other	45	42	(175)	113

	$1,101	$(13,161)	$4,150	$(20,606)

Note 10 —	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company has made significant progress in resolving or settling certain tax issues as described below, the remaining items under the caption “Other tax liabilities” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2008 have not sufficiently advanced to the degree or with the level of finality that would cause the Company to significantly adjust its accruals for income tax liabilities under the “more likely than not” criteria pursuant to FIN 48.

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

Accrued interest and penalties at September 30, 2008 were $249.6 million and are included in “Other tax liabilities” in the Condensed Consolidated Balance Sheet.

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

In September 2008, the Company received notification from the Canada Revenue Agency (“CRA”) that it completed an audit of the Company’s 2000 tax year, which resulted in no changes to the tax return. Accordingly, the Company has recorded a tax benefit, including interest, of $34.7 million for the three and nine months ended September 30, 2008, resulting from the reversal of certain contingent tax liabilities no longer deemed necessary. The Company has recorded a U.S. tax benefit of $33.9 million in the three and nine months ended September 30, 2008, attributable to a reduction of deferred tax liabilities (related to goodwill amortization for tax purposes) as a result of the write-off of goodwill. See Note 3.

The Company recognized a benefit of $586.7 million in the nine months ended September 30, 2007, due to the settlement of certain tax issues with the CRA in April 2007. In addition, the Company recorded a tax benefit of $0.1 million and $4.2 million for the three and nine months ended September 30, 2007, respectively, resulting from the reversal of certain contingent tax liabilities which were no longer deemed necessary as the relevant statute of limitations had lapsed.

The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to (1) changes in the valuation allowance related to deferred tax assets mentioned above, (2) a reduction in deferred tax liabilities attributable to a write-off of the Company’s goodwill for book purposes (See Note 3) resulting in a reduction of income tax expense, and (3) provisions or reductions related to contingent liabilities, including interest the Company may be required to pay in various tax jurisdictions. As stated above, the Company records a valuation allowance for additional deferred tax assets generated including the deferred tax asset attributable to the tax benefits related to accrued interest on contingent tax liabilities.

The provision for gross interest included in income tax expense amounted to a benefit of $4.8 million and expense of $19.4 million for the three and nine months ended September 30, 2008, respectively, which includes the reversal of $15.4 million of interest expense as a result of the completion of the 2000 tax year audit by the CRA as mentioned above. The provision for gross interest included in income tax expense amounted to expense of $12.2 million and $53.2 million for the three and nine months ended September 30, 2007, respectively.

Provisions for interest, net of related tax benefits, amounted to a benefit of $8.9 million and expense of $6.9 million for the three and nine months ended September 30, 2008, respectively, which includes the reversal of $15.4 million of interest expense as a result of the completion of the 2000 tax year audit by the CRA as mentioned above. Provisions for interest, net of related tax benefits, amounted to expense of $8.1 million and $40.3 million for the three and nine months ended September 30, 2007, respectively.

The Company has recorded accruals to cover certain unresolved tax issues (largely U.S.). Such contingent liabilities relate to additional taxes and interest the Company may be required to pay in various tax jurisdictions. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary. As part of its assessment of its U.S. income tax liability, the Company considered the adjustments proposed by the IRS in its examination report received in the first quarter of 2008 and recognized approximately $3.0 million of additional contingent liabilities largely related to changes in estimated interest in respect of those liabilities for the nine months ended September 30, 2008.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Substantially all of the accruals to cover contingent liabilities for income taxes at September 30, 2008 relate to the Company’s operations in the United States. Strategies have been and may be implemented that may also defer and/or reduce these taxes but the effects of these strategies have not been reflected in the condensed consolidated financial statements.

The Company files income tax returns in federal, state and foreign jurisdictions. The Company is currently under audit by the IRS for its 2004-2006 federal tax returns.

Note 11 —	Disputes, Investigations and Legal Proceedings with Former Executive Officers and Directors

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

In June 2008, in connection with the settlement of disputes with Hollinger, the Company received $2.0 million in recoveries of legal fees that had been incurred in connection with Hollinger’s CCAA proceedings. See Note 13.

Indemnification, investigation and litigation costs, net of recoveries primarily consist of legal and other professional fees and amounts recovered through actions of the Special Committee as summarized in the following table.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,		Since Inception through
	2008	2007	2008	2007	September 30, 2008(5)
			(In thousands)

Special Committee investigation costs(1)	$551	$1,112	$2,861	$5,073	$66,541
Litigation costs(2)	92	328	663	1,421	29,141
Indemnification fees and costs(3)	108	5,574	8,147	45,737	117,861
Recoveries(4)	—	—	(2,000)	(47,718)	(129,568)

	$751	$7,014	$9,671	$4,513	$83,975

(1)	Costs and expenses arising from the Special Committee’s work. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts, including costs to support the prosecution of certain indemnified parties.

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

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates, who are defendants in the litigation largely brought by the Company or in the criminal proceedings.

(4)	Represents recoveries, including $2.0 million related to the settlement with Hollinger for legal fees incurred in connection with Hollinger’s CCAA proceedings, $47.7 million related to a 2007 settlement with Radler described above, $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of $1.7 million and $31.5 million recognized in 2004 and 2003, respectively, which were recorded in “Other income (expense), net,” and interest related to various recoveries and settlements of $15.8 million, which was recorded in “Interest and dividend income.” Total recoveries, including interest, aggregate $178.6 million. In addition, the Radler settlement resulted in the collection of $8.5 million of notes receivable.

(5)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative indemnification, investigation and litigation costs and recoveries.

Note 12 —	Pension and Post-retirement Benefits

(a)	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$317	$356	$2	$2
Interest cost	4,708	4,702	284	283
Expected return on plan assets	(6,292)	(6,712)	—	—
Settlement (gain) loss	(44)	—	—	—
Amortization of transition obligation	28	28	—	—
Amortization of prior service cost	37	48	—	—
Amortization of net (gain) loss	254	683	(472)	(343)

Net periodic cost (income)	$(992)	$(895)	$(186)	$(58)

	Nine Months Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	(In thousands)

Service cost	$956	$1,062	$8	$7
Interest cost	14,351	13,572	871	806
Expected return on plan assets	(19,212)	(19,307)	—	—
Settlement (gain) loss	259	—	—	—
Amortization of transition obligation	84	84	—	—
Amortization of prior service cost	113	139	—	—
Amortization of net (gain) loss	759	1,972	(1,447)	(975)

Net periodic cost (income)	$(2,690)	$(2,478)	$(568)	$(162)

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

(b)	Employer Contributions

Defined Benefit Plans

For the nine months ended September 30, 2008, an aggregate of $7.0 million of contributions have been made to the domestic and foreign defined benefit plans, all in cash. The Company contributed $7.2 million to fund its defined benefit pension plans in 2007 and expects to contribute $10.7 million in 2008.

Defined Contribution Plans

For the nine months ended September 30, 2008, $1.3 million of contributions have been made to the Company’s domestic defined contribution benefit plans, all in cash, with no further contributions expected in 2008. The Company contributed $2.2 million to its domestic defined contribution plans in 2007.

Post-Retirement Plans

For the nine months ended September 30, 2008, $1.5 million of contributions have been made to the Company’s post-retirement plans, all in cash. The Company contributed $2.1 million to fund its post-retirement plans in 2007 and expects to contribute $2.3 million in 2008.

Recent Market Conditions

Recent market conditions in the U.S. and Canada have resulted in an unusually high degree of volatility and increased the risks and short-term liquidity associated with various investments held in trust accounts in respect of certain of the Company’s defined benefit pension plans. There has been a negative return on plan assets from December 31, 2007, through September 30, 2008, and the continuation of the declines in market value could have a negative impact on the Company’s funded status at December 31, 2008 (the next measurement date for the defined benefit pension plans) that may increase the Company’s future pension expense and funding requirements. The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the year ending December 31, 2008 is performed.

Note 13 —	Actions of the Controlling Stockholder

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

On March 25, 2008, the Company announced that it had agreed to the terms of a settlement (the “Settlement”) that resolved the various disputes and litigation between the Company and Hollinger. At the time of the Settlement, Hollinger was the owner of all of the outstanding shares of the Company’s Class B Common Stock, which had ten votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represented 19.6% of the outstanding equity of the Company and 70.0% of the voting power of the Company’s outstanding common stock at the time of the Settlement.

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

The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company granted demand registration rights with respect to the shares of Class A Common Stock that resulted from the conversion of the shares of Class B Common Stock, as well as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger pursuant to the Revised Settlement. The Company recorded $0.8 million in expense (including fees) related to the issuance of the 1.499 million shares of Class A Common Stock and $1.7 million related to the write-off of a receivable from Hollinger and its subsidiaries. In addition, the Company has written-off a fully reserved loan of $33.7 million due from a subsidiary of Hollinger. See Note 8.

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

The Revised Settlement provided that the Company would be reimbursed by Hollinger for up to $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger’s CCAA proceedings. The Company received payment of $2.0 million in June 2008. See Note 11.

Pursuant to the Revised Settlement, on June 23, 2008, the Company announced that the six directors of the Company appointed by Hollinger on July 31, 2007 resigned from the Board of Directors. Thereafter, Peter J. Dey and Robert B. Poile were elected as directors. The two events had the effect of reducing the size of the Board of Directors from eleven to seven.

Under the terms of the Revised Settlement, certain of the Company’s claims against Hollinger were allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims is capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger. Under the terms of the Revised Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger against third parties. All of the Company’s claims against Hollinger other than the Allowed Claims were released as part of the general mutual release that, among other things, discontinued any and all pending litigation between the Company and Hollinger, including all of the litigation pending in the United States District Court for the Northern District of Illinois.

Note 14 —	Commitments and Contingencies

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

As described in Note 11, the Company is also subject to numerous disputes, investigations and legal proceedings with former executive officers and certain current and former directors. For a detailed description of these legal proceedings, see “Item 3 — Legal Proceedings” in the 2007 10-K.

Primarily in connection with the Company’s insurance programs, letters of credit are required to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At September 30, 2008, letters of credit in the amount of $10.2 million were outstanding and largely collateralized by restricted cash.

Litigation Involving Controlling Stockholders, Senior Management and Directors

As previously reported, on January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger, Ravelston, Black and certain other defendants. The compliant was amended on May 7, 2004 and October 29, 2004.

On October 8, 2008, the Company filed a Third Amended Complaint against The Ravelston Corporation Limited and Ravelston Management Inc. (collectively, “Ravelston”), Black, John A. Boultbee (“Boultbee”), Daniel W. Colson (“Colson”) and Barbara Amiel Black (“Amiel Black”). The Third Amended Complaint updates the factual allegations and removes defendants Richard N. Perle, Radler and Hollinger, the latter two having entered into settlement agreements with the Company, as previously announced. The Third Amended Complaint also narrows the asserted claims, in part to reflect these settlements, removing previously-asserted claims totaling approximately $105 million. Ravelston, Colson and Amiel Black have until November 14, 2008, and Black and Boultbee have until November 25, 2008, to answer or otherwise plead to the Third Amended Complaint.

Black v. Hollinger International Inc.

As previously reported, on February 1, 2008, the Company brought an action in the Court of Chancery in the State of Delaware against Black, Boultbee, Mark S. Kipnis and Peter Y. Atkinson seeking a declaration that it has no obligation to advance any of the defendants’ attorneys fee and other expenses incurred in connection with the appeals of their respective criminal convictions and sentences and that it is entitled to repayment or setoff of legal fees and expenses that it previously advanced to each defendant in connection with the criminal counts on which they were convicted. On July 30, 2008, the Delaware Court of Chancery issued an opinion that addressed the cross-

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

motions for summary judgment, ruling in favor of defendants. On September 29, 2008, the Court entered an order implementing its rulings, which stated that the Company “shall continue to advance reasonable attorneys’ fees and other expenses to the defendants until the final disposition of United States v. Black, et al., 05 CR 727 (N.D. Ill.), that is, until all direct appeals in that proceeding and any remands therefrom, together with any additional direct appeals are resolved or the time for filing any direct appeals shall have expired.”

Black v. Breeden, et al.

As previously reported, six defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden, Gordon A. Paris, Graham W. Savage, and Raymond Seitz and others. The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts, and the Company is required to advance legal and other fees that the defendants may incur for defending those actions. In July 2008, the defendants brought a motion to set aside service and have the actions stayed on forum non conveniens grounds. The motion is scheduled to be heard in January 2009.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

Item 2 —	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The advertising revenue of the Sun-Times Media Group, Inc. (the “Company”) has historically experienced seasonality with the first quarter typically being the lowest. However, due to the decreasing revenue trends, advertising revenue for the third quarter of 2008 was slightly lower than the advertising revenue for the first quarter of 2008. The Company’s revenue is primarily derived from the sale of advertising within the Company’s publications and also includes internet-related revenue. Advertising revenue accounted for 75% of the Company’s consolidated revenue for the nine months ended September 30, 2008. Advertising revenue is comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy on both a national and local level and in individual business sectors. Advertising revenue is recognized upon publication of the advertisement.

Revenue generated from the circulation of the Company’s publications represented 23% of the Company’s consolidated revenue for the nine months ended September 30, 2008. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expense, which includes benefits, was 30% of the Company’s total operating revenue for the nine months ended September 30, 2008. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented 14% of the Company’s total operating revenue for the nine months ended September 30, 2008. Newsprint prices are subject to fluctuation as newsprint is a commodity. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Condensed Consolidated Statements of Operations. Corporate expenses, representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock-based compensation, corporate wages and benefits and other public company costs, represented 9% of total operating revenue for the nine months ended September 30, 2008.

RECENT BUSINESS DEVELOPMENTS

Impairment of Goodwill and Intangible Assets

The substantial acceleration in revenue declines in the three months ended September 30, 2008, both in the industry and for the Company, in combination with the negative outlook for the economy and the continued decline in the Company’s market capitalization were considered by the Company to be indicators of potential impairment of its goodwill and intangible assets. The resulting impairment test resulted in a non-cash impairment charge of $209.3 million related to the write-off of goodwill and intangible assets of the Chicago newspaper operations for the three and nine months ended September 30, 2008. See Note 3 to the condensed consolidated financial statements.

Significant Developments Related to Hollinger Inc.

On August 1, 2007, the Company announced that it received notice from the Company’s controlling stockholder, Hollinger Inc. (“Hollinger”), that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger and its affiliate, 4322525 Canada Inc., which collectively held a majority in voting interest in the Company. These corporate actions, taken on July 31, 2007, included amending the Company’s By-Laws to increase the size of the Company’s Board of Directors, removing certain directors of the Company and appointing William E. Aziz, Brent D. Baird, Albrecht W.A. Bellstedt, Peter J. Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company, which resulted in a change in control of the Company. In August 2007, Hollinger sought protection from creditors in Canada under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”).

On March 25, 2008, the Company announced that it had agreed to the terms of a settlement (the “Settlement”) that resolved the various disputes and litigation between the Company and Hollinger. At the time of the Settlement, Hollinger was the owner of all of the outstanding shares of the Company’s Class B Common Stock, which had ten votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represented 19.6% of the outstanding equity of the Company and 70.0% of the voting power of the Company’s outstanding common stock at the time of the Settlement.

On March 24 and 25, 2008, respectively, a special committee of independent directors (the “Special Committee”) and the Company’s full Board of Directors approved the Settlement. The Settlement was also approved by the Hollinger Board of Directors.

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

The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company granted demand registration rights with respect to the shares of Class A Common Stock that resulted from the conversion of the shares of Class B Common Stock, as well as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger pursuant to the Revised Settlement. The Company recorded $0.8 million in expense (including fees) related to the issuance of the 1.499 million shares of Class A Common Stock and $1.7 million related to the write-off of a receivable from Hollinger and its subsidiaries. In addition, the Company has written-off a fully reserved loan of $33.7 million due from a subsidiary of Hollinger. See Note 8 to the condensed consolidated financial statements.

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

The Revised Settlement provided that the Company would be reimbursed by Hollinger for up to $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger’s CCAA proceedings. The Company received payment of $2.0 million in June 2008. See Note 11 to the condensed consolidated financial statements.

Pursuant to the Revised Settlement, on June 23, 2008 the Company announced that the six directors of the Company appointed by Hollinger on July 31, 2007 resigned from the Board of Directors. Thereafter, Peter J. Dey and Robert B. Poile were elected as directors. The two events had the effect of reducing the size of the Board of Directors from eleven to seven.

Under the terms of the Revised Settlement, certain of the Company’s claims against Hollinger were allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed

Claims is capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger. Under the terms of the Revised Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger against third parties. All of the Company’s claims against Hollinger other than the Allowed Claims were released as part of the general mutual release that, among other things, discontinued any and all pending litigation between the Company and Hollinger, including all of the litigation pending in the United States District Court for the Northern District of Illinois.

Other Significant Developments in 2008

In January 2008, the Company received an examination report from the Internal Revenue Service (the “IRS”) setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company has disputed certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during the next 12 months. See Note 10 to the condensed consolidated financial statements.

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

On March 26, 2008, the Company was notified by NYSE Regulation, Inc. (“NYSE Regulation”) that it was not in compliance with the New York Stock Exchange’s (“NYSE”) continued listing standard related to maintaining a 30-day average closing price for the Company’s Class A Common Stock of at or above $1.00 per share. On April 4, 2008, the Company was notified by NYSE Regulation that it was not in compliance with the NYSE’s continued listing standards, because over a consecutive 30-day trading period its total market capitalization was less than $75 million and the Company’s recently reported shareholders’ equity was below $75 million.

On May 7, 2008, the Company notified NYSE Regulation that the Company did not intend to attempt to cure the non-compliance with the NYSE’s continued listing standards relating to average closing share price and average market capitalization. On May 8, 2008, the Company was formally notified by NYSE Regulation that it determined that trading of the Class A Common Stock would be suspended prior to the market opening on May 14, 2008 and that the stock would be delisted from the NYSE. The Company moved trading of the Class A Common Stock to the Over-The-Counter Bulletin Board under the symbol SUTM.OB.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 17% for the nine months ended September 30, 2008 for the greater Chicago market versus the comparable period in 2007. Advertising revenue for the Company declined 15% for the nine months ended September 30, 2008, compared to the same period in 2007.

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”) and Note 3 to the condensed consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

General

Income (loss) from continuing operations

Loss from continuing operations in the third quarter of 2008 amounted to $168.8 million (including an impairment charge of $209.3 million), or $2.04 per basic share, compared to a loss of $194.0 million (including an expense to increase the deferred tax valuation allowance of $165.8 million) in the third quarter of 2007, or $2.41 per basic share. The decrease in loss from continuing operations of $25.2 million ($68.7 million excluding the two large charges previously mentioned) was largely due to a decrease in income tax expense of $216.8 million, largely reflecting the recognition of $165.8 million in expense to increase the valuation allowance against deferred tax assets, cost of sales of $4.9 million, lower indemnification, investigation and litigation costs, net, of $6.2 million, an improvement in other income (expense), net, of $12.9 million and lower corporate expenses of $4.3 million. These improvements were partially offset by an impairment charge for goodwill and intangible assets of $209.3 million and lower revenues of $13.7 million.

Loss from continuing operations for the nine months ended September 30, 2008 amounted to $242.3 million, or $2.97 per basic share, compared to income from continuing operations of $329.2 million for the same period in 2007, or $4.09 per basic share. The increase in loss from continuing operations of $571.5 million was largely due a decrease in income tax benefit of $404.4 million, reflecting the 2007 settlement of certain tax issues with the Canada Revenue Agency (“CRA”) totaling $586.7 million offset by the previously mentioned $165.8 million increase in the valuation allowance against deferred tax assets, income from a 2007 settlement with a former officer (of which $47.7 million was recorded as a reduction of indemnification, investigation and litigation costs, net, and of which $7.2 million was recorded as interest income), the previously mentioned impairment charge for goodwill and intangible assets of $209.3 million, lower revenue of $36.2 million and higher sales and marketing costs of $1.4 million. These amounts were partially offset by lower bad debt expense in 2007 of $33.7 million related to a loan with an affiliate of Hollinger, as well as an adjustment to gains on prior year’s sales of newspaper operations of $13.6 million in 2007, a decrease in cost of sales of $18.5 million, lower indemnification, investigation and litigation costs, net, of $42.5 million (excluding the 2007 settlement of $47.7 million), lower corporate expenses of $4.5 million (excluding the bad debt expense of $33.7 million and prior year gain adjustment of $13.6 million) and an improvement in other income (expense) of $12.2 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in the third quarter of 2008 were $78.8 million and $227.8 million, respectively, compared with operating revenue of $92.5 million and an operating loss of $23.2 million in the third quarter of 2007. The decrease in operating revenue of $13.7 million compared to the third quarter of 2007 reflects a decrease in advertising revenue of $12.6 million, circulation revenue of $0.4 million and outside commercial printing of $0.7 million. The $204.6 million increase in operating loss in 2008 is primarily due to an impairment charge for goodwill and intangible assets of $209.3 million and lower revenue of $13.7 million. These items were partially offset by lower cost of sales of $4.9 million, lower corporate expenses of $4.3 million, lower indemnification, investigation and litigation costs, net, of $6.2 million, lower other operating expenses of $1.6 million and lower depreciation and amortization expense of $1.5 million.

For the nine months ended September 30, 2008, operating revenue and operating loss were $242.8 million and $277.6 million, respectively, compared with operating revenue of $279.0 million and an operating loss of $98.2 million in 2007. The decrease in operating revenue of $36.2 million compared to 2007 is largely a reflection of a decrease in advertising revenue of $31.9 million, circulation revenue of $2.9 million and outside commercial printing of $1.2 million. The $179.4 million increase in operating loss in 2008 is primarily due to an impairment charge for goodwill and intangible assets of $209.3 million, the 2007 settlement of $47.7 million, lower revenue of $36.2 million, higher other operating costs of $2.8 million and higher sales and marketing expenses of $1.4 million. These items were partially offset by lower cost of sales of $18.5 million, lower corporate expenses of $51.8 million, including the 2007 bad debt expense of $33.7 million related to a loan with an affiliate of Hollinger and the adjustment to gains on prior year’s sales of newspaper operations of $13.6 million, lower indemnification, investigation and litigation costs, net, of $42.5 million (excluding the 2007 settlement of $47.7 million) and lower depreciation and amortization expense of $5.1 million.

Operating Revenue

Total operating revenue

Total operating revenue was $78.8 million in the third quarter of 2008 compared to $92.5 million for the same period in 2007, a decrease of $13.7 million, or 15%.

For the nine months ended September 30, 2008, total operating revenue was $242.8 million compared to $279.0 million for the same period in 2007, a decrease of $36.2 million or 13%.

Advertising revenue

Advertising revenue was $59.1 million in the third quarter 2008 compared with $71.7 million in the third quarter of 2007, a decrease of $12.6 million or 18%. The decrease was largely a result of lower retail advertising revenue of $4.1 million, lower classified advertising revenue of $5.3 million and lower national advertising revenue of $3.2 million.

For the nine months ended September 30, 2008, advertising revenue was $183.0 million compared with $214.9 million for the same period in 2007, a decrease of $31.9 million, or 15%. The decrease was largely a result of lower retail advertising revenue of $12.9 million, lower classified advertising revenue of $13.4 million and lower national advertising revenue of $5.9 million, slightly offset by higher internet advertising revenue of $0.3 million.

Circulation revenue

Circulation revenue was $18.5 million in the third quarter of 2008 compared with $18.9 million in the third quarter of 2007, a decrease of $0.4 million. The decline in circulation revenue was largely attributable to declines in volume, both in home delivery and single copy categories.

For the nine months ended September 30, 2008, circulation revenue was $55.7 million compared with $58.6 million for the same period in 2007, a decrease of $2.9 million. The decline in circulation revenue was largely attributable to declines in volume, both in home delivery and single copy categories.

Operating Costs and Expenses

Total operating costs and expenses

Total operating costs and expenses in the third quarter of 2008 were $306.6 million, compared with $115.8 million in the third quarter of 2007, an increase of $190.8 million. This increase is largely the result of the impairment charge for goodwill and intangible assets of $209.3 million. This increase was partially offset by lower corporate expenses of $4.3 million, a decrease in indemnification, investigation and litigation costs, net of $6.2 million, lower cost of sales of $4.9 million, lower other operating costs of $1.6 million and lower depreciation and amortization of $1.5 million.

For the nine months ended September 30, 2008, total operating costs and expenses were $520.4 million, compared with $377.2 million for the comparable period in 2007, an increase of $143.2 million. This increase is largely the result of the impairment charge for goodwill and intangible assets of $209.3 million, higher sales and marketing costs of $1.4 million, higher other operating costs of $2.8 million and higher indemnification, investigation and litigation costs of $5.2 million, reflecting the impact of the $47.7 million settlement in 2007. These increases were partially offset by lower corporate expenses of $51.8 million, including the 2007 Hollinger affiliate bad debt expense of $33.7 million and the 2007 adjustment to gains on prior year’s sales of newspaper operations of $13.6 million, lower cost of sales of $18.5 million and lower depreciation and amortization of $5.1 million.

Total cost of sales

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $54.3 million for the third quarter of 2008, compared with $59.2 million for the same period in 2007, a decrease of

$4.9 million. Wages and benefits were $23.7 million in the third quarter of 2008 and $27.1 million in the third quarter of 2007, a decrease of $3.4 million. The decrease in wages and benefits largely reflects the impact of lower headcount related to the Company’s reorganization activities. Newsprint and ink expense was $12.5 million for the third quarter of 2008, compared with $12.2 million for the same period in 2007, an increase of $0.3 million or 2%. Total newsprint consumption in the third quarter of 2008 decreased 19% compared with the same period in 2007, reflecting lower volume and reductions in the size of the Company’s newspapers. The average cost per metric ton of newsprint in the third quarter of 2008 was 26% higher than the third quarter of 2007. Other costs of sales were $18.1 million in the third quarter of 2008 compared to $19.9 million in the third quarter of 2007, a decrease of $1.8 million largely due to lower production costs of $0.6 million, in addition to lower distribution costs of $0.8 million and lower property and facilities costs of $0.5 million, both of which are largely due to outsourcing the distribution activities late in the third quarter of 2007.

For the nine months ended September 30, 2008, cost of sales was $160.9 million compared with $179.4 million for the same period in 2007, a decrease of $18.5 million. Wages and benefits were $72.2 million for the nine months ended September 30, 2008 and $80.4 million for the nine months ended September 30, 2007, a decrease of $8.2 million. The decrease in wages and benefits largely reflects the impact of lower headcount related to the Company’s reorganization activities. Newsprint and ink expense was $34.5 million for the nine months ended September 30, 2008, compared with $39.1 million for the same period in 2007, a decrease of $4.6 million or 12%. Total newsprint consumption for the nine months ended September 30, 2008 decreased 20% compared with the same period in 2007, reflecting lower volume and reductions in the size of the Company’s newspapers. The average cost per metric ton of newsprint for the nine months ended September 30, 2008 was 10% higher than the same period in 2007. Other costs of sales were $54.2 million for the nine months ended September 30, 2008 compared to $59.9 million for the comparable period in 2007, a decrease of $5.7 million largely due to lower production costs of $2.1 million, in addition to lower distribution costs of $2.6 million and lower property and facilities costs of $1.4 million, both of which are largely due to outsourcing the distribution activities late in the third quarter of 2007.

Total selling, general and administrative

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology (“IT”), finance and human resources, corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $245.8 million in the third quarter of 2008 compared with $48.6 million for the same period in 2007, an increase of $197.2 million. The increase was largely due to the impairment charge for goodwill and intangible assets of $209.3 million. These costs were slightly offset by lower corporate expenses of $4.3 million, lower indemnification, investigation and litigation costs, net, of $6.2 million and lower other operating costs of $1.6 million.

For the nine months ended September 30, 2008, total selling, general and administrative costs were $340.3 million compared with $173.6 million for the same period in 2007, an increase of $166.7 million. The increase was largely due to the impairment charge for goodwill and intangible assets of $209.3 million, higher indemnification, investigation and litigation costs, net, of $5.2 million, including the above mentioned settlement in 2007 of $47.7 million, higher sales and marketing costs of $1.4 million and higher other operating costs of $2.8 million. These costs were partially offset by lower corporate expenses of $51.8 million, reflecting the previously mentioned 2007 bad debt expense related to a Hollinger affiliate of $33.7 million and adjustments in 2007 of $13.6 million to decrease estimated net proceeds to be received related to the sale of publishing interests in prior years.

Sales and marketing

Sales and marketing costs were $17.9 million in the third quarter of 2008, compared with $17.7 million in the third quarter of 2007, an increase of $0.2 million. The increase includes largely offsetting effects related to higher marketing and promotion expense of $0.8 million, resulting from advertiser studies, sales incentive programs and a sweepstakes promotion, higher distribution and circulation expenses of $2.0 million, including current year expense of $1.6 million related to direct response advertising costs, which were capitalized and amortized in prior years, in addition to higher expenses of $1.0 million due to the outsourcing of advertising production and call center services

(offset by lower wages and benefits). These increases were partially offset by a decrease in wages and benefits of $1.9 million and a decrease in trade bad debt expense of $0.8 million.

For the nine months ended September 30, 2008, sales and marketing costs were $52.1 million compared with $50.7 million for the same period in 2007, an increase of $1.4 million. This increase is largely due to higher distribution and circulation expenses of $6.1 million, including current year expense of $4.6 million related to direct response advertising costs, which were capitalized and amortized in prior years, in addition to higher expenses of $2.2 million due to the outsourcing of advertising production and call center services (offset by lower wages and benefits). These increases were partially offset by a decrease in wages and benefits of $1.4 million, lower marketing and promotion expenses of $0.5 million, lower professional fees of $0.4 million, lower telecommunication and postage expenses of $0.5 million and a decrease in trade bad debt expense of $2.2 million.

Other operating costs

Other operating costs consist largely of accounting and finance, IT, human resources, administrative property and facilities costs and other general and administrative costs supporting the newspaper operations.

Other operating costs were $14.5 million in the third quarter of 2008 compared with $16.1 million for the same period in 2007, a decrease of $1.6 million. This decrease is largely due to 2007 expenses related to the transfer of certain newspaper distribution responsibilities, including distribution facility lease termination charges and severance expense, totaling $1.4 million, lower wages and benefits of $0.7 million and lower web related support and other costs of $0.4 million. These amounts were partially offset by higher severance costs of $1.3 million.

For the nine months ended September 30, 2008, other operating costs were $47.8 million compared with $45.0 million for the same period in 2007, an increase of $2.8 million. This increase is largely due to the disposal or write-off of property, plant and equipment totaling $2.1 million and severance costs of $3.5 million, largely due to reorganization activities. These costs were partially offset by lower professional fees of $0.6 million, lower telecommunication costs of $0.6 million and 2007 expenses related to the transfer of certain newspaper distribution responsibilities, including distribution facility lease termination charges and severance expense, totaling $1.4 million.

Impairment of goodwill and intangible assets

The substantial acceleration in revenue declines in the three months ended September 30, 2008, both in the industry and for the Company, in combination with the negative outlook for the economy and the continued decline in the Company’s market capitalization were considered by the Company to be indicators of potential impairment of its goodwill and intangible assets. The resulting impairment test resulted in a non-cash impairment charge of $209.3 million related to the write-off of goodwill and intangible assets of the Chicago newspaper operations for the three and nine months ended September 30, 2008. See Note 3 to the condensed consolidated financial statements.

Corporate expenses

Corporate expenses in the third quarter of 2008 were $3.4 million compared with $7.7 million in the third quarter of 2007, a decrease of $4.3 million. The decrease is largely due to lower stock based compensation of $0.8 million, lower insurance costs, primarily directors and officers coverage, of $0.6 million, lower professional fees of $2.3 million, lower wages and benefits of $0.4 million and lower business taxes of $0.3 million.

For the nine months ended September 30, 2008, corporate expenses were $21.5 million compared with $73.3 million for the nine months ended September 30, 2007, a decrease of $51.8 million. The decrease is largely due to 2007 adjustments including bad debt expense of $33.7 million related to a loan with an affiliate of Hollinger, as well as an adjustment to gains on prior year’s sales of newspaper operations of $13.6 million. Other improvements include lower insurance costs, primarily directors and officers coverage, of $1.9 million, lower professional fees of $4.2 million, lower wages and benefits of $0.3 million and lower business taxes of $0.6 million. These positive impacts were partially offset by an expense of $2.5 million related to the Revised Settlement with Hollinger. See Note 13 to the condensed consolidated financial statements.

Indemnification, investigation and litigation costs, net of recoveries

Indemnification, investigation and litigation costs, net of recoveries, in the third quarter of 2008 were $0.8 million compared with $7.0 million in the third quarter of 2007, a decrease of $6.2 million. Indemnification costs decreased $5.5 million to $0.1 million in the third quarter of 2008 from $5.6 million in the third quarter of 2007, as the criminal proceedings against certain former officers concluded in July 2007 and Special Committee investigation costs decreased $0.5 million. See Note 11 to the condensed consolidated financial statements.

For the nine months ended September 30, 2008, indemnification, investigation and litigation costs, net of recoveries, was an expense of $9.7 million compared to an expense of $4.5 million in the same period in 2007, an increase in net expense of $5.2 million. The Company recorded a recovery of $2.0 million of legal fees in connection with the Hollinger CCAA proceedings in 2008 and a recovery of $47.7 million resulting from a settlement with a former officer in 2007. Indemnification costs decreased $37.6 million to $8.1 million for the nine months ended September 30, 2008, from $45.7 million in the same period in 2007, as the criminal proceedings against certain former officers concluded in July 2007 and Special Committee investigation costs decreased $2.2 million. See Note 11 to the condensed consolidated financial statements.

Depreciation and amortization

Depreciation and amortization expense in the third quarter of 2008 was $6.5 million compared with $8.0 million in 2007, a decrease of $1.5 million. In the third quarter of 2007, amortization expense included $2.0 million related to capitalized direct response advertising costs, while in 2008 these costs are expensed as incurred and included in “Sales and marketing” expenses in the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2008, depreciation and amortization expense was $19.1 million compared with $24.2 million for the same period in 2007, a decrease of $5.1 million largely related to $5.4 million of capitalized direct response advertising costs, which, as previously mentioned, are expensed as incurred in 2008.

Operating loss

As a result of the items noted above, operating results declined by $204.6 million to an operating loss of $227.8 million in the third quarter of 2008 compared with a $23.2 million operating loss for the same period in 2007. For the nine months ended September 30, 2008, operating loss was $277.6 million compared with a $98.2 million operating loss for the same period in 2007, an increase of $179.4 million.

Interest and Dividend Income

Interest and dividend income in the three months ended September 30, 2008 amounted to $0.9 million compared to $2.4 million for the same period in 2007, a decrease of $1.5 million, largely due to lower interest income earned as a result of lower average invested cash balances. For the nine months ended September 30, 2008, interest and dividend income amounted to $3.3 million compared to $16.1 million in 2007, a decrease of $12.8 million, largely due to $7.2 million of interest received on the settlement with a former officer in the first quarter of 2007 and lower average invested cash balances.

Other Income (expense), net

Other income (expense), net in the third quarter of 2008 was income of $1.1 million compared to an expense of $13.2 million for the same period in 2007. The $14.3 million improvement was largely due to a decrease in foreign exchange losses of $12.6 million and proceeds received from the settlement of a life insurance policy of $1.0 million. The improvement in foreign exchange largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and certain intercompany loans payable to a subsidiary in Canada in U.S. dollars, both reflecting improved U.S. dollar exchange rates compared to the three months ended September 30, 2007. See Note 9 to the condensed consolidated financial statements.

For the nine months ended September 30, 2008, other income (expense), net was income of $4.2 million compared to an expense of $20.6 million for the same period in 2007. The $24.8 million improvement was largely due to an improvement in foreign exchange effects of $24.5 million to a gain of $7.7 million. The improvement in foreign exchange largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and certain intercompany loans payable to a subsidiary in Canada in U.S. dollars, both resulting from improved U.S. dollar exchange rates in 2008 compared to the same period in 2007. See Note 9 to the condensed consolidated financial statements.

Income Taxes

Income tax was a benefit of $57.1 million and an expense of $159.7 million for the three months ended September 30, 2008 and 2007, respectively. The third quarter 2008 benefit includes the reversal of contingent tax liabilities no longer deemed necessary of $34.7 million as the result of the Company receiving a notification from the CRA of the completion of a 2000 tax year audit resulting in no changes to the tax return and reversal of deferred tax liabilities related to the amortization of goodwill for tax purposes of $33.9 million resulting from the write-off of goodwill. The third quarter of 2007 includes a $165.8 million income tax expense to increase the valuation allowance for U.S. deferred tax assets. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and provisions or reductions related to contingent liabilities, including interest the Company may be required to pay in various tax jurisdictions. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to a benefit of $8.8 million in the third quarter of 2008 due to the reversal of interest of $15.4 million included in the $34.7 million contingent tax reversal previously mentioned and an expense of $8.1 million for the third quarter of 2007. See Note 10 to the condensed consolidated financial statements.

Income tax was a benefit of $28.1 million and $432.5 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, the Company recorded the reversals of the contingent tax liabilities of $34.7 million and deferred tax liabilities of $33.9 million mentioned above and also recognized approximately $3.0 million of additional contingent tax liabilities largely related to changes in estimated interest in respect of those liabilities. For the nine months ended September 30, 2007, the Company recorded a $586.7 million tax benefit related to a settlement with the CRA largely related to the disposition of certain Canadian operations in 2000, partially offset by the $165.8 million increase in tax valuation allowance mentioned above. Generally, the Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to changes in the valuation allowance related to deferred tax assets and provisions or reductions related to contingent liabilities, including interest the Company may be required to pay in various tax jurisdictions. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to $6.9 million in the first nine months ended September 30, 2008, net of the reversal of $15.4 million mentioned above and $40.3 million for the same period in 2007. See Note 10 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash and cash equivalents amounted to $99.8 million at September 30, 2008 as compared to $142.5 million at December 31, 2007, a decrease of $42.7 million. This decrease in cash was primarily the result of the net cash outflows to support operations, including severance, indemnification, investigation and litigation costs, as well as purchases of fixed assets.

Investments

Investments include $10.6 million in Canadian asset-backed commercial paper (“Canadian CP”), net of a cumulative $9.6 million impairment write-down. The Canadian CP was issued by a special purpose entity and sponsored by a non-bank entity.

A largely Canadian investor committee is leading efforts to restructure the Canadian CP that remains unredeemed. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, subject to the approval of the investors and various other parties. Under the agreement in principle, the Canadian CP will be exchanged for medium term notes, backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle calls for a face amount of $11.1 million of the medium term notes the Company will receive to be backed by a pool of assets that are generally similar to those backing the notes now held by the Company and which were originally held by a number of special purpose entities, while the remaining face amount of $9.1 million of the medium term notes the Company will receive would be backed by assets held by the specific special purpose entity that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the CCAA with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. Under the Plan, the allocation of the medium term notes the Company will receive if the Plan is approved was modified to a face amount of $9.6 million backed by a pool of assets and a face amount of $10.6 million backed by specific assets. The implementation of the Plan is subject to a number of conditions, including execution of definitive legal documentation, completion of due diligence, receipt of internal approvals by dealer bank asset providers and participating banks, receipt of the requisite approvals of holders of the Canadian CP and final sanction by the Court. A variety of consents and other approvals will be necessary or desirable in connection with the Plan, including certain government and regulatory approvals. The Plan was approved by the holders of the Canadian CP on April 25, 2008, and sanctioned by the Court on June 5, 2008. Some of the objecting Canadian CP investors appealed the matter to the Ontario Court of Appeal. The Ontario Court of Appeal affirmed the decision of the Court on August 18, 2008. A group of corporate investors subsequently requested leave to appeal to the Supreme Court of Canada. On September 19, 2008, the Supreme Court of Canada denied the requested leave to appeal. The investor committee has commenced the final steps to implement the restructuring plan. While the implementation process continues to move forward, the completion of the Plan is taking longer than expected because of the large number of participants, the complexity of the required documentation and the recent volatility in the global financial markets. The Company cannot predict the ultimate timing and implementation of the Plan, but expects its investments will be converted into medium term notes. However, it is possible that the Plan will fail and the Company or the special purpose entities may be forced to liquidate assets into a distressed market resulting in a significant realized loss for the Company.

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Condensed Consolidated Balance Sheet:

September 30,
2008
(In thousands)

Income taxes payable	$499
Deferred income tax liabilities	25,624
Other tax liabilities	596,785

$622,908

The Company has recorded accruals to cover contingent liabilities related to additional taxes, interest and penalties it may be required to pay in various tax jurisdictions. Such accruals are included in “Other tax liabilities” listed above.

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Efforts to resolve or settle certain tax issues are ongoing and may place substantial demands on the Company’s cash, cash equivalents, investments and other resources to fund any such resolution or settlement. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during the next 12 months. See Note 10 to the condensed consolidated financial statements.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 15% during the first nine months of 2008 as compared to the same period in 2007. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006. The Company has $5.8 million of assets held for sale largely related to underutilized facilities at September 30, 2008, which are included in “Other current assets” on the Condensed Consolidated Balance Sheet.

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

Other

The Company believes that its liquid assets at September 30, 2008 are sufficient to support its operations and meet its obligations into 2009. However, the Company is currently reviewing potential sources of additional liquidity, which may include the sale of certain assets. See “Significant Developments in 2008.”

Cash Flows

Cash flows used in continuing operating activities were $45.0 million for the first nine months of 2008, a $15.9 million increase compared with $29.1 million used in continuing operating activities for the same period in 2007. The comparison of operating cash flows between years is affected by several key factors including the non-recurring collection of insurance proceeds in 2007 of $50.0 million, an increase in loss from continuing operations and non-cash effects of income taxes. The effect of recoveries from a former officer of $47.7 million in 2007 are largely offset by lower indemnification, investigation and litigation costs, net in 2008. The net loss from continuing operations has increased by $571.5 million to $242.3 million in the nine months ended September 30, 2008 from net income from continuing operations of $329.2 million for the same period in 2007. The $571.5 million increase in net loss from continuing operations includes a non-cash income tax benefit in 2007 of $586.7 million, resulting from the settlement of tax issues with the CRA. The change related to the $209.3 million 2008 write-off of goodwill and intangible assets was partially offset by the change related to the $165.8 million increase in the income tax valuation allowance recognized in 2007.

Cash flows provided by investing activities for the first nine months of 2008 were $14.7 million compared with cash flows used in investing activities of $44.4 million for the same period in 2007. The increase of $59.1 million in cash flows provided by investing activities is primarily the result of Canadian CP activity, reflecting proceeds from a sale of $21.0 million in 2008, the purchase of $48.2 million in 2007, partially offset by the collection of notes receivable in 2007 of $8.5 million related to a settlement with a former officer.

Cash flows used in financing activities were $11.2 million for the first nine months of 2008, an $9.9 million increase compared with $1.3 million cash used in financing activities for the same period in 2007. The increase is primarily the result of funding a $9.6 million escrow account established by the Company in Canada in respect of certain defamation cases.

Capital Expenditures

The Company does not have material commitments to acquire capital assets and expects its cash on hand and future cash flow provided by its operating subsidiaries to be sufficient to fund its recurring capital expenditures.

Commercial Commitments and Contractual Obligations

Letters of credit are required primarily in connection with the Company’s insurance programs and to support certain projected workers’ compensation obligations and reimbursement of claims paid by a third party claims administrator. At September 30, 2008, letters of credit in the amount of $10.2 million were outstanding and largely collateralized by restricted cash.

Set out below is a summary of the amounts due and committed under contractual cash obligations at September 30, 2008 (unless otherwise noted):

		Due in	Due Between	Due Between	Due Over
	Total	1 Year or Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

Operating leases(1)	$50,316	$5,560	$8,695	$7,664	$28,397
Purchase obligations(2)	27,300	9,100	18,200	—	—
Long-term debt	10	10	—	—	—

Total contractual cash obligations(3)	$77,626	$14,670	$26,895	$7,664	$28,397

(1)	Commitments as of December 31, 2007.

(2)	Pursuant to a ten-year distribution agreement, which is terminable upon three years’ notice. Amounts shown represent base fixed fee component of distribution agreement for three years ($9,100 per year).

(3)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” tax liabilities. Such amounts are excluded from this table.

In addition to amounts committed under contractual cash obligations, the Company has also assumed certain contingent obligations by way of guarantees and indemnities in relation to the conduct of its business and disposition of businesses. The Company is also involved in various matters in litigation. For more information on the Company’s litigation and contingent obligations, see Notes 11 and 14 to the Company’s condensed consolidated financial statements.

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

On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS No. 157-2”), which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), fiscal years beginning after November 15, 2008. The Company is evaluating the provisions of FAS No. 157-2 to be applied to the nonfinancial assets and nonfinancial liabilities and to determine what impact its adoption on January 1, 2009 will have on the results of its financial position and results of operations.

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

Newsprint.  Newsprint expense amounted to $32.6 million in the first nine months of 2008 and $37.2 million during the same period in 2007. Management believes that newsprint prices may continue to show significant price variation in the future. Suppliers implemented a newsprint price decrease of approximately $25 per metric ton in August 2007 and increases of approximately $220 per metric ton during 2008. The Company takes steps to ensure that it has sufficient supply of newsprint and has mitigated cost increases by adjusting pagination and page sizes and printing and distribution practices. Based on levels of usage during the nine months ended September 30, 2008, a change in the price of newsprint of $50 per metric ton would have increased or decreased net loss for the nine months ended September 30, 2008 by $1.4 million. The average price per metric ton of newsprint was approximately $675 for the nine months ended September 30, 2008 versus approximately $616 for the same period in 2007.

Labor Relations.  As of September 30, 2008, 41% of the Company’s employees are covered by collective bargaining agreements. Contracts covering 7% of union employees will expire or are being negotiated during the next twelve months. There have been no strikes or work stoppages at any of the Company’s newspapers in the past 5 years.

Inflation.  During the past three years, inflation has not had a material effect on the Company’s newspaper businesses.

Interest Rates.  At September 30, 2008, the Company has no debt that is subject to interest calculated at floating rates and a change in interest rates would not have a material effect on the Company’s results of operations.

Foreign Exchange Rates.  A portion of the Company’s results are generated outside of the United States in currencies other than the United States dollar (primarily the Canadian dollar). As a result, the Company’s operations are subject to changes in foreign exchange rates and changes in the value of the United States dollar against other currencies would affect the Company’s net earnings. Based on earnings for the nine months ended September 30, 2008, a $0.05 change in the Canadian dollar exchange rate would affect the Company’s reported net loss for the nine months ended September 30, 2008 by $2.1 million, largely related to income taxes.

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

As reported in the 2007 10-K, as of December 31, 2007, the Company’s management identified material weaknesses in its internal control over financial reporting relating to 1) ineffective controls related to the recognition of advertising revenue, and 2) ineffective controls relating to the accounting for uncertain tax positions and foreign deferred income taxes. Largely as a result of material weaknesses in these areas, management concluded in the 2007 10-K that the Company’s disclosure controls and procedures were ineffective as of December 31, 2007.

During 2008, the Company has taken and will continue to take actions to remediate the material weaknesses discussed above and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of September 30, 2008, the Company has not completed implementation and testing of the changes in controls and procedures that it believes are necessary to conclude that the material weaknesses have been remediated. Therefore, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2008.

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

Litigation Involving Controlling Stockholders, Senior Management and Directors

As previously reported, on January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger, Ravelston, Conrad M. Black (“Black”) and certain other defendants. The compliant was amended on May 7, 2004 and October 29, 2004.

On October 8, 2008, the Company filed a Third Amended Complaint against The Ravelston Corporation Limited and Ravelston Management Inc. (collectively, “Ravelston”), Black, John A. Boultbee (“Boultbee”), Daniel W. Colson (“Colson”) and Barbara Amiel Black (“Amiel Black”). The Third Amended Complaint updates the factual allegations and removes defendants Richard N. Perle, F. David Radler and Hollinger, the latter two having entered into settlement agreements with the Company, as previously announced. The Third Amended Complaint also narrows the asserted claims, in part to reflect these settlements, removing previously-asserted claims totaling approximately $105 million. Ravelston, Colson and Amiel Black have until November 14, 2008, and Black and Boultbee have until November 25, 2008, to answer or otherwise plead to the Third Amended Complaint.

Black v. Hollinger International Inc.

As previously reported, on February 1, 2008, the Company brought an action in the Court of Chancery in the State of Delaware against Black, Boultbee, Mark S. Kipnis (“Kipnis”) and Peter Y. Atkinson (“Atkinson”) seeking a declaration that it has no obligation to advance any of the defendants’ attorneys fee and other expenses incurred in connection with the appeals of their respective criminal convictions and sentences and that it is entitled to repayment or setoff of legal fees and expenses that it previously advanced to each defendant in connection with the criminal counts on which they were convicted. On July 30, 2008, the Delaware Court of Chancery issued an opinion that addressed the cross-motions for summary judgment, ruling in favor of defendants. On September 29, 2008, the Court entered an order implementing its rulings, which stated that the Company “shall continue to advance reasonable attorneys’ fees and other expenses to the defendants until the final disposition of United States v. Black, et al., 05 CR 727 (N.D. Ill.), that is, until all direct appeals in that proceeding and any remands therefrom, together with any additional direct appeals are resolved or the time for filing any direct appeals shall have expired.”

Black v. Breeden, et al.

As previously reported, six defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden, Gordon A. Paris, Graham W. Savage, and Raymond Seitz and others. The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts, and the Company is required to advance legal and other fees that the defendants may incur for defending those actions. In July 2008, the defendants brought a motion to set aside service and have the actions stayed on forum non conveniens grounds. The motion is scheduled to be heard in January 2009.

SEC v. Black

As previously reported, in 2004 the SEC filed an action in the United States District Court for the Northern District of Illinois against Black and others, alleging, among other things, that Black violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company. On September 24, 2008, the Court granted the SEC’s motion for partial summary judgment, finding a judgment of liability appropriate against Black for, among other things, certain of the SEC’s claims that Black violated Sections 10(b), 13(a), 13(b)(2)(A) and (B), and 14(a) of the Securities Exchange Act based on statements in the Company’s 2001 Form 10-K, 2002 Form 10-K, and 2002 Proxy Statement. The Court also said it would enjoin Black from future securities laws violations and from serving as an officer or director of a public company. On October 24, 2008, the Court entered the injunction order.

Federal Criminal Actions against Ravelston and Former Company Officials

As previously reported, in July 2007, a jury in federal court in Chicago, Illinois, returned verdicts of guilty on three fraud counts against Black, Kipnis, Boultbee and Atkinson and one obstruction of justice count against Black. The district court subsequently overturned one fraud count against Kipnis and sentenced the defendants to various prison and probation terms. On June 25, 2008, the Seventh Circuit Court of Appeals affirmed the district court’s order of convictions and sentences.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Under the terms of a trust indenture, dated August 19, 2008, between Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) and ARB Limited, a trust (the “Trust”) was established to support the indemnity obligations of the Company to certain of its current and former directors, officers and advisors who have been named in defamation suits brought in Canada by Conrad Black. The amount of Cdn.$10,000,000 was placed in trust by HCPH Co., a wholly-owned subsidiary of the Company. Creation of the Trust did not constitute a distribution to the Company.

The Trust will pay indemnified amounts on behalf of the beneficiaries only if the Company is unable or unwilling to make such payments. When the defamation claims are fully and finally resolved, the corpus of the trust will revert to HCPH Co.

The trustee is Claude Thomson. The beneficiaries are Richard C. Breeden, Gordon A. Paris, James R. Thompson (a former director), Richard D. Burt (a former director), Graham W. Savage, Raymond G.H. Seitz, Paul B. Healy (a former officer), Shmuel Meitar (a former director), and Henry A. Kissinger (a former director). Because of the conflict of interests that existed for beneficiaries who are current members of the Board of Directors of the Company, the arrangement was approved by an ad hoc committee of the Board chaired by director Peter Dey.

Item 6.	Exhibits

10.1	Master Service Agreement, dated February 26, 2008, between The Sun-Times Company and Classifieds Plus, Inc. (confidential treatment requested as to a portion of this exhibit)
10.2	Addendum, dated August 11, 2008, to the Master Service Agreement, dated February 26, 2008, between The Sun-Times Company and Classifieds Plus, Inc. (confidential treatment requested as to a portion of this exhibit)
10.3	Indenture Trust between Hollinger Canadian Holdings Co. and ARB Limited dated August 19, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
Registrant

By:	/s/ Cyrus F. Freidheim, Jr.
Cyrus F. Freidheim, Jr.
President and Chief Executive Officer

Date: November 7, 2008

By:	/s/ William G. Barker III
William G. Barker III
Senior Vice President and Chief Financial Officer

Date: November 7, 2008