Form 10-K
period 2008-12-31
SUN-TIMES MEDIA GROUP INC
filed 2009-04-14
CIK 868512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
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

Title of Each Class:
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of Class A Common Stock held by non-affiliates was approximately $23,013,094 determined using the closing price per share of $0.49, as reported on the Pink Sheets.

The number of outstanding shares of each class of the registrant’s common stock as of February 28, 2009 was as follows: 83,982,280 shares of Class A Common Stock.

SUN-TIMES MEDIA GROUP, INC.

2008 FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“2008 10-K”) of Sun-Times Media Group, Inc. and subsidiaries (collectively, the “Company”) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995), that involve a number of risks and uncertainties. These statements relate to future events or the Company’s future financial performance with respect to its financial condition, results of operations, business plans and strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of management, capital expenditures, growth and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the newspaper industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause the Company’s actual results to differ substantially from its current expectations are:

•	the filing by the Company and its U.S. subsidiaries for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The Company has prepared the financial statements, included elsewhere herein, under the assumption it will continue to realize its assets and settle its liabilities in the normal course of business. The outcome of the proceedings under the Bankruptcy Code will likely result in material changes to the Company’s operations and financial condition. Currently, it is not possible to accurately predict the outcome of the Chapter 11 proceedings, including the impact on the Company’s financial condition or the ultimate effect on the interests of the Company’s creditors and stakeholders.

•	the resolution of certain United States and foreign tax matters;

•	changes in the preferences of readers and advertisers, particularly in response to the growth of Internet-based media and Internet-based classified and other advertising;

•	actions of competitors, including price changes and the introduction of competitive service offerings;

•	changes in prevailing economic conditions, particularly as they affect Chicago, Illinois and its metropolitan area;

•	adverse developments in pending litigation involving the Company and its affiliates, and former directors and officers;

•	actions arising from continuing investigations by the Securities and Exchange Commission and other government agencies in the United States and Canada, principally of matters identified by a special committee of independent directors formed to investigate related party transactions and other payments made to certain executives of the Company and Hollinger Inc. and other affiliates in connection with the sale of certain of the Company’s assets and other transactions;

•	the effects of recent and future outsourcing efforts;

•	the effects of changing costs or availability of raw materials, primarily newsprint;

•	changes in laws or regulations, including changes that affect the way business entities are taxed;

•	changes in accounting principles or in the way such principles are applied; and

•	other matters identified in Item 1A “— Risk Factors.”

The Company operates in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess either the impact, if any, of such risks on the Company’s businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, it should be kept in mind that future events or conditions described in any forward-looking statement made in this 2008 10-K might not occur. All forward-looking statements speak only as of the date of this 2008 10-K or, in the case of any document incorporated by reference, the date of that document, and the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

PART I

Item 1.	Business

Bankruptcy and Insolvency Filings

On March 31, 2009, the Sun-Times Media Group, Inc. and its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the District of Delaware (Case No. 09-11092 or the “Filings”). During the pendency of the bankruptcy proceedings, the Debtors remain in possession of their properties and assets and the management of the Sun-Times Media Group, Inc. and subsidiaries (collectively, the “Company”) continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Since the Filings, the Company has continued to honor subscriptions and provide advertising services to its customers. In addition, the Company’s Canadian subsidiaries will likely apply for court-supervised reorganization under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). The Company’s Canadian subsidiaries have limited activities generally related to legacy pension and post-employment liabilities and certain litigation related contingent liabilities. At December 31, 2008, the Canadian subsidiaries had $29.9 million in cash and cash equivalents which is generally unavailable to fund U.S. operations.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Filings automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against property of the Debtors are also enjoined. As a result, creditors of the Debtors are precluded from collecting pre-petition liabilities without the approval of the Bankruptcy Court. Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases and service agreements). Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages.

The Debtors have not as yet notified its known or potential creditors of the Filing in an effort to identify pre-petition claims against the Debtors. The Bankruptcy Court has not yet set the bar date, which is the last date for most parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company’s creditors. Litigation may be required to resolve any such disputes.

Currently, it is not possible to accurately predict the length of time the Company will operate under Chapter 11 and the supervision of the Bankruptcy Court, when or if the Company will file a plan or plans of reorganization or liquidation with the Bankruptcy Court, the outcome of the Chapter 11 proceedings, including the impact on the Company’s financial condition, or the ultimate effect on the interests of the Company’s creditors and stakeholders. However, under the priority scheme established by the Bankruptcy Code and based on the amount and nature of the Company’s assets and liabilities, it is highly unlikely the Company’s common stock will retain any value or that stockholders will receive any distribution or consideration. In March 2009, the Company retained Rothschild, Inc. (“Rothschild”) to pursue a sale of the Company’s assets pursuant to Section 363 of the Bankruptcy Code. The proceeds from any such sale or series of sales may differ materially from the value of the Company’s assets as reflected in the financial statements.

Overview

Unless otherwise indicated, the discussion of the Company and its business is presented in this annual report on Form 10-K (the “2008 10-K”) under the assumption that the Company will continue to realize its assets and settle its liabilities in the normal course of business. The outcome of the proceedings under the Bankruptcy Code will likely result in changes that materially affect the Company’s operations and financial condition. Information about the Filings is available on the Company’s website (www.thesuntimesgroup.com).

The Company conducts business as a single operating segment, which is concentrated in the publishing, printing and distribution of newspapers in the greater Chicago, Illinois metropolitan area and operates various related Internet Web sites. The Company’s revenue for the year ended December 31, 2008 includes the Chicago Sun-Times, Post-Tribune, SouthtownStar and other newspapers in the Chicago metropolitan area and associated Web sites.

Unless the context requires otherwise, all references herein to the “Company” are to Sun-Times Media Group, Inc., its predecessors and consolidated subsidiaries, “Publishing” refers to Hollinger International Publishing Inc., a wholly-owned subsidiary of the Company, and “Hollinger Inc.” refers to the Company’s former immediate parent and former controlling stockholder, Hollinger Inc., and its affiliates (other than the Company). The “Sun-Times News Group” refers to all of the Company’s Chicago metropolitan area newspaper and related operations.

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

Business Strategy

Evaluate Strategic Alternatives.  On February 4, 2008, the Company announced that its Board of Directors had begun an evaluation of the Company’s strategic alternatives to enhance shareholder value. These alternatives included, but were not limited to, joint ventures or strategic partnerships with third parties, and/or the sale of the Company or any or all of its assets. The Company subsequently announced that it had retained Lazard Frères & Co. LLC (“Lazard”) in connection therewith. The Company’s engagement of Lazard was terminated in 2009 and in March 2009, the Company retained Rothschild, Inc. Rothschild has commenced a process for a sale of the Company’s assets pursuant to Section 363 of the Bankruptcy Code. There can be no assurances that this process will result in any specific transactions, and such process is subject to legal requirements including those imposed by the Bankruptcy Court.

Aggressively Target Cost Reductions and Operating Efficiencies.  The Company is and has been aggressively pursuing cost reductions in response to declining advertising revenue. Integral to this effort is the evaluation and implementation of appropriate outsourcing arrangements. Newsprint and production costs have been minimized through reductions in page sizes and balancing of editorial versus advertising content and the Company intends to pursue productivity enhancements in other areas of the Company, including combining production facilities. Headcount in all areas will continue to be adjusted in response to declining revenue.

Increase Market Share by Leveraging the Company’s Leading Market Position.  The Company intends to continue to leverage its position in daily readership in the Chicago market in order to maximize its market share through emphasizing local content to readers while emphasizing the reach of the entire Sun-Times News Group network in both print and Internet products to advertisers. The Company’s primary assets are the Chicago metropolitan area newspapers, including its flagship property, the Chicago Sun-Times. The Company will seek to increase market share by taking advantage of the extensive network of publications which allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers

5.1

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

Internet Initiatives.  The Internet is a focus for the Company in maintaining and growing advertising revenue and readership. The Company is currently marketing its products to readers in both print and on the Internet, expanding its local content visibility and offering advertisers cross-marketing opportunities. Some of the Company’s more significant Web sites include www.suntimes.com, www.searchchicago.com/autos, www.searchchicago.com/homes, www.neighborhoodcircle.com and www.yourseason.com.

Recent Developments

(a) On January 2, 2009, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) to voluntarily deregister its Class A Common Stock and ending its reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s obligation to file periodic reports with the SEC for 2009 was immediately suspended upon the filing of the Form 15. The registration of the Company’s Class A Common Stock under the Exchange Act terminated 90 days after the filing of the Form 15 (April 2, 2009).

(b) On January 16, 2009, Davidson Kempner Capital Management LLC (“Davidson Kempner”) delivered to the Company’s registered agent in Delaware consents from holders representing a majority of the outstanding shares of the Company to reconstitute the Company’s Board of Directors. Upon delivery of such consents, the nominees proposed by Davidson Kempner — Jeremy L. Halbreich, Robert A. Schmitz, and Michael E. Katzenstein — joined Robert B. Poile as the reconstituted Board of Directors of the Company. Pursuant to such consents, the then-current directors of the Company, with the exception of Robert B. Poile, were removed. On January 30, 2009, Graham W. Savage was re-elected to the Board of Directors. Mr. Savage previously served as a director from July 24, 2003 to January 16, 2009.

(c) On January 29, 2009, the Company received the decision of an arbitrator in the dispute between the Company and CanWest. The arbitrator’s decision includes an award in favor of CanWest in the amount of approximately Cdn.$50.7 million. The award is exclusive of interest and costs, which are estimated to be Cdn.$18.2 million. On March 12, 2009, the Company entered into a settlement agreement with CanWest that resolved all claims with respect to the arbitration award against the Company. Under the terms of the settlement agreement, CanWest received Cdn.$34.0 million, including approximately Cdn.$22.0 million from an escrow account funded by the Company, and an additional Cdn.$6.0 million paid by the Company in March 2009. As a result of the arbitration award and settlement, the Company has recognized a charge of $10.5 million in the fourth quarter of 2008 which is included in “Corporate expenses” in the Statements of Operations. See Note 17 to the consolidated financial statements. The escrowed funds are included on the Consolidated Balance Sheet at December 31, 2008 under “Escrow deposits and restricted cash.” The remainder due to CanWest was paid by an unaffiliated third party. As a result of the settlement, the Company and all of its affiliates and subsidiaries have been released from any and all liability related to the arbitration award and the underlying transactions that led to the award. See Item 3 “— Legal Proceedings — CanWest Arbitration.”

(d) On March 31, 2009, the Company and its domestic subsidiaries filed voluntary petitions under the Bankruptcy Code. See “Bankruptcy and Insolvency Proceedings.”

Sun-Times Media Group

The Company’s properties include newspapers and associated Web sites and news products serving more than 200 communities in the greater Chicago metropolitan area. For the year ended December 31, 2008, the Company had revenue of $323.9 million and an operating loss of $381.3 million. The Company’s primary newspaper is the

Chicago Sun-Times, which was founded in 1948 and is one of Chicago’s most widely read newspapers. The Chicago Sun-Times is published in a tabloid format and has the second highest daily readership and circulation of any newspaper in the Chicago metropolitan area, attracting approximately 1.3 million readers daily (as reported in the 2008 Scarborough Release Study). The Company pursues a strategy which offers a network of publications throughout Chicago and the major suburbs in the surrounding high growth counties to allow its advertising customers the ability to target and cover their specific and most productive audiences. This strategy enables the Company to offer joint selling programs to advertisers, thereby expanding advertisers’ reach.

In addition to the Chicago Sun-Times, the Company’s newspaper properties include: Pioneer Press (“Pioneer”), which currently publishes 39 weekly newspapers and one magazine in Chicago’s northern and northwestern suburbs; the daily SouthtownStar; the daily Post-Tribune of northwest Indiana; and publishes the Herald News in Joliet, the Courier News in Elgin, the Beacon News in Aurora, the Naperville Sun in Naperville, the Lake County News-Sun in Waukegan and 13 free weekly newspapers in suburban Chicago.

Sources of Revenue.  The Company’s operating revenue is provided by the Chicago metropolitan area newspapers and related Web sites. The following table sets forth the sources of revenue and the percentage such sources represent of total revenue for the Company during each year in the three-year period ended December 31, 2008.

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)

Advertising	$242,628	75%	$287,198	77%	$324,607	77%
Circulation	74,831	23%	77,629	21%	85,235	20%
Job printing and other	6,391	2%	7,431	2%	10,537	3%

Total	$323,850	100%	$372,258	100%	$420,379	100%

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 17% for the year ended December 31, 2008 for the greater Chicago market versus the comparable period in 2007. Advertising revenue for the Company declined 16% for the year ended December 31, 2008, compared to the same (52 week) period in 2007.

Advertising.  Advertisements are carried either within the body of the newspapers (which are referred to as run-of-press advertising and make up approximately 79% of the Company’s advertising revenue), as inserts, or as Internet advertisements. The Company’s advertising revenue is derived largely from local and national retailers and classified advertisers. Advertising rates and rate structures vary among the publications and are based on, among other things, circulation, readership, penetration and type of advertising (whether classified, national or retail). In 2008, retail advertising accounted for the largest share of advertising revenue (50%), followed by classified (31%) and national (19%). The Chicago Sun-Times offers a variety of advertising alternatives, including geographically zoned issues, special interest pullout sections and advertising supplements in addition to regular sections of the newspaper targeted to different readers. The Chicago area suburban newspapers offer similar alternatives to the Chicago Sun-Times platform for their daily and weekly publications. The Company operates the Reach Chicago Newspaper Network, an advertising vehicle that can reach the combined readership base of all the Company’s publications. The network allows the Company to offer local advertisers geographically and demographically targeted advertising solutions and national advertisers an efficient vehicle to reach the entire Chicago metropolitan market.

Circulation.  Circulation revenue is derived primarily from two sources. The first is sales of single copies of the newspaper made through retailers and vending racks and the second is home delivery newspaper sales to subscribers. For the year ended December 31, 2008, approximately 58% of the copies of the Chicago Sun-Times reported as sold and 62% of the circulation revenue generated was attributable to single-copy sales. Approximately 77% of 2008 circulation revenue of the Company’s suburban newspapers was derived from home delivery subscription sales.

The following table outlines the Company’s publications and circulation from the most recent Audit Bureau of Circulation (“ABC”) audit reports:

	Circulation
	Daily(1)		Saturday	Sunday		ABC Audit Report Period

Chicago Sun-Times (Chicago, IL)	319,202		228,996	246,217		52 weeks ending 3/30/08
SouthtownStar (Tinley Park, IL)(2)	41,868		33,047	63,106		52 weeks ending 3/30/08
The Beacon News (Aurora, IL)	27,400		26,692	28,764		52 weeks ending 3/30/08
The Courier News (Elgin, IL)	11,950		11,708	12,152		52 weeks ending 3/30/08
The Herald News (Joliet, IL)	39,759		39,081	42,869		52 weeks ending 3/30/08
Lake County News-Sun (Waukegan, IL)	17,494		—	19,332	(3)	52 weeks ending 3/30/08
Naperville Sun (Naperville, IL)	15,930		—	15,690		52 weeks ending 3/30/08
Post-Tribune (Merrillville, IN)	62,147		59,069	62,990		52 weeks ending 3/30/08
Pioneer Press Group (Glenview, IL)	164,684	(4)	—	—		52 weeks ending 3/30/08
The Doings Group (Hinsdale, IL)	16,918	(4)	—	—		52 weeks ending 3/30/08
Free Distribution Products (Suburban Chicago)	268,934	(5)	—	—		Unaudited

(1)	Daily circulation is defined as a Monday through Friday average

(2)	On November 18, 2007, the name of the Daily Southtown was changed to The SouthtownStar; circulation listed is for November 18, 2007 to March 30, 2008

(3)	All weekend circulation included in Sunday column

(4)	Wednesday or Thursday circulation; weekly publications

(5)	Average unaudited circulation for 13 free distribution products, as of December 31, 2008

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

As a result of the overstatement, the Chicago Sun-Times was censured by ABC in July 2004 and was required to undergo semi-annual audits for a two-year period thereafter. The first of these censured audits, for the 26-week period ended March 27, 2005, was released in December 2005. The second censured audit for the 26-week period ended September 25, 2005 was released in May 2007. The Company’s final censured audits (26-week period ending March 26, 2006 and 26-week period ended September 24, 2006) were released in the first quarter of 2008.

The internal review by the Audit Committee also uncovered minor circulation misstatements at the Daily Southtown and the Star (which have since been merged to form the SouthtownStar). These publications were censured by ABC in March 2005 and were required to undergo semi-annual audits for a two-year period thereafter. The first of these censured audits, for the 26-week period ended March 27, 2005, was released in April 2006; the audit for the 26-week period ended September 25, 2005, was released in January 2007. The third censured audit for the 26-week period ended March 26, 2006 was released in December 2007. The Company’s final censured audit (for the 26-week period ended September 24, 2006) was released in the first quarter of 2008.

Other Publications and Business Enterprises.  The Company continues to strengthen its online presence. For the twelve months ended December 31, 2008, Suntimes.com and related Sun-Times News Group Web sites have approximately 3.4 million unique users per month (as measured by Nielsen//NetRatings), with approximately 51 million page impressions per month (as measured by Omniture, Inc.). In November 2008, the Company signed an agreement with Monster, Inc., owner of Monster.com, for recruitment classified advertising across the Company’s publications, which launched in January 2009. This alliance will result in co-branded Web sites with the Company’s publications and connect through links from the Company’s newspaper Web sites and the searchchicago.com portal. In February 2007, the Company launched www.searchchicago.com/autos featuring the inventory of more than 400 auto dealers, including more than 100,000 new and used cars and trucks.

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

Distribution.  During 2007, the Company entered into a contract with Chicago Tribune Company for home delivery and suburban single-copy delivery of the Chicago Sun-Times and most of its suburban publications. The Company continues to distribute single-copy editions of the Chicago Sun-Times within the city of Chicago and continues to operate the circulation sales and billing functions with the exception of single copy billing in the suburbs. The agreement with the Chicago Tribune Company is an executory contract subject to appropriate provisions of the Bankruptcy Code as previously discussed. See Risk Factors “— The outsourcing of significant business processes may expose the Company to significant financial and customer service risk.”

Printing.  The Company operates three printing facilities. The 320,000 square foot owned printing facility on Ashland Avenue in Chicago was completed in April 2001 and gives the Company printing presses with the quality and speed necessary to effectively compete with the other regional newspaper publishers. The Company also owns a 100,000 square foot printing facility in Plainfield, Illinois, which is held for sale at December 31, 2008. Pioneer prints the main body of most of its weekly newspapers at its leased Northfield, Illinois production facility. In order to provide advertisers with more color capacity, certain of Pioneer’s newspapers’ sections are printed at the Ashland Avenue facility. The Company generally prints multiple publications at each of its printing facilities. In December 2008, the Company announced its intention to consolidate printing operations and expects to close its Plainfield, Illinois printing facility in April 2009. The Company intends to sell the facility and anticipates that printing work performed in Plainfield will be performed at the Company’s Ashland Avenue production plant.

Competition.  Each of the Company’s Chicago area newspapers competes to varying degrees with radio, broadcast and cable television, direct marketing and other communications and advertising media, including free Internet sites, as well as with other newspapers having local, regional or national circulation. The Chicago metropolitan region is served by 13 local daily newspapers of which the Company owns eight. The Chicago Sun-Times competes in the Chicago region with the Chicago Tribune, a large established metropolitan daily and Sunday newspaper. In addition, the Chicago Sun-Times and other Company newspapers face competition from other newspapers published in adjacent or nearby locations and circulated in the Chicago metropolitan area market.

Employees and Labor Relations.  As of December 31, 2008, the Company had 2,322 employees, including 153 part-time employees. Of the 2,169 full-time employees, 564 were production staff, 509 were sales and marketing personnel, 237 were circulation staff, 252 were general and administrative staff, 587 were editorial staff and 20 were facilities staff. Approximately 928, or 43% of the Company’s employees were represented by 18 collective bargaining units. Direct employee costs (including salaries, wages, severance, fringe benefits, employment-related taxes and other direct employee costs) were approximately 52% of the Company’s revenue in the year ended December 31, 2008. Contracts covering approximately 10% of union employees will expire or are being negotiated in 2009.

There have been no strikes or general work stoppages at any of the Company’s newspapers in the past five years. The Company believes that its relationships with its employees are generally good.

Raw Materials.  The primary raw material for newspapers is newsprint. In 2008, approximately 63,952 metric tons were consumed by the Sun-Times News Group. Newsprint costs were approximately 14% of the Company’s revenue. Average newsprint prices increased approximately 16% in 2008 from 2007. The Company is not dependent upon any single newsprint supplier. The Company believes that its access to Canadian, United States and offshore newsprint producers ensures an adequate supply of newsprint. The Company has not entered into any long-term fixed price newsprint supply contracts. The Company believes that its sources of supply for newsprint are adequate to meet anticipated needs.

Reorganization Activities.  In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan, implemented during 2008, included $10 million of expected annual savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers. The plan also included a reduction in full-time staffing levels. In November 2008, the Company announced a second cost reduction program of $45 million to $55 million to be implemented during the first nine months of 2009. Certain of these programs have been postponed due to the Filings.

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

Seasonality

The Company’s operations are subject to seasonality. Typically, the Company’s advertising revenue is typically lowest during the first quarter. However, due to the decreasing revenue trends, advertising revenue for the third quarter of 2008 was slightly lower than the first quarter of 2008.

Intellectual Property

The Company seeks and maintains protection for its intellectual property in all relevant jurisdictions, and has current registrations, pending applications, renewals or reinstatements for all of its material trademarks. No claim adverse to the interests of the Company of a material trademark is pending or, to the best of the Company’s knowledge, has been threatened. The Company has not received notice, or is not otherwise aware, of any infringement or other violation of any of the Company’s material trademarks. Internet domain names also form an important part of the Company’s intellectual property portfolio. Currently, there are approximately 710 domain names registered in the name of the Company or its subsidiaries, including numerous variations on each major name. In the Chicago market, the Company participates in aggregation of advertising information with other periodical companies whereby the Company’s advertisements are presented in an online format along with advertisements of other newspapers.

Available Information

The Company has historically filed annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. However, on January 2, 2009, the Company filed a Form 15 with the SEC to voluntarily deregister its Class A Common Stock and ending its reporting obligations under the Exchange Act. The termination of the registration of the Class A Common Stock was effective April 2, 2009.

You may read and copy information previously filed with the SEC at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the “EDGAR” (Electronic Data Gathering, Analysis and Retrieval) and which is available on the SEC’s website (http://www.sec.gov).

The Company also maintains a website on the World Wide Web at www.thesuntimesgroup.com. The Company makes available, free of charge, on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports previously filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports were electronically filed with, or furnished to, the SEC. Updates to the Company’s bankruptcy proceedings are also available on the Company’s website. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

As previously reported, on May 20, 2008, the Class A Common Stock was delisted from the New York Stock Exchange (“NYSE”). The Class A Common Stock is currently quoted on the Pink Sheets under the symbol SUTMQ.PK.

The Company has implemented a Code of Business Conduct and Ethics, which applies to all employees of the Company including each of its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and principal accounting officer or controller or persons performing similar functions. The text of the Code of Business Conduct and Ethics can be accessed on the Company’s website at www.thesuntimesgroup.com. Any changes to the Code of Business Conduct and Ethics will be posted on the website.

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

All risk factors discussed, unless otherwise noted, are presented without regard to the Company’s filing for bankruptcy protection.

Risks Relating to the Company’s Business and the Industry

The Company and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code and its Canadian subsidiaries will likely apply for court-supervised reorganization.

As described in Note 1 to the Company’s consolidated financial statements and elsewhere in this 2008 10-K, the Company and its domestic subsidiaries filed voluntary petitions under Bankruptcy Code. Its Canadian subsidiaries will likely apply for court-supervised reorganization. These actions reflect the impact of the settlement of the dispute between the Company and CanWest and the substantial acceleration in revenue declines in 2008, both in the industry and for the Company, in combination with the negative outlook for the economy, continued negative operating results and cash flow for the Company and the general negative outlook for newspaper advertising and circulation in the near and long-term, as well as the Company’s substantial tax liabilities, which create substantial doubt as to the Company’s ability to continue as a going concern.

Currently, it is not possible to accurately predict the length of time the Company will operate under Chapter 11 and the supervision of the Bankruptcy Court, how long the Company may be able to continue operating, when or if the Company will file a plan or plans of reorganization or liquidation with the Bankruptcy Court, the outcome of the Chapter 11 proceedings, including the impact on the Company’s financial condition or the ultimate effect on the interests of the Company’s creditors and stakeholders. However, under the priority scheme established by the Bankruptcy Code and based on the amount and nature of the Company’s assets and liabilities, it is highly unlikely the Company’s common stock will retain any value or that stockholders will receive any distribution or consideration.

The Company has substantial potential tax liabilities.

The Company’s Consolidated Balance Sheet as of December 31, 2008 includes $608.0 million of accruals intended to cover contingent liabilities related to additional taxes and interest it may be required to pay, largely related to the Company’s operations in the United States. The accruals cover contingent tax liabilities primarily related to items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay those accrued contingent taxes and interest and it may be subject to penalties. The Company will continue to record accruals for interest that it may be required to pay with respect to its contingent tax liabilities.

Although the Company believes that it has defensible positions with respect to significant portions of these tax liabilities, there is a risk that the Company may be required to make payment of the full amount or a significant portion of such tax liabilities. There may be significant cash requirements in the future regarding these currently unresolved U.S. tax issues. Although the Company is attempting to resolve a significant portion of the contingent liabilities with the relevant taxing authorities, the timing and amounts of any payments the Company may be required to make remain uncertain. Although these accruals for contingent tax liabilities are reflected in the Company’s Consolidated Balance Sheets, if the Company were required to make payment of a significant portion of the amount, this would result in substantial cash payment obligations. The actual payment of such cash amount would have a material adverse effect on the Company’s liquidity and ability to continue operations.

In January 2008, the Company received an examination report from the Internal Revenue Service (“IRS”) setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. A significant portion of the Company’s contingent tax liabilities relate to these tax years. The Company has disputed certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2009.

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

Advertising and circulation are the Company’s two primary sources of revenue. Historically, increases in advertising revenue have corresponded with economic recoveries while decreases have corresponded with general economic downturns and regional and local economic recessions. Advertising revenue is also dependent upon the condition of specific industries that contribute significantly to the Company’s advertising revenue, such as the automobile, real estate and retail industries whose recent significant downturn has negatively impacted classified and other advertising revenue. If general economic conditions or economic conditions in these industries continue to deteriorate significantly, it would have a material adverse effect on the Company’s revenue and results of operations.

The Company’s advertising revenue also experiences seasonality, with the first quarter typically being the lowest. However, due to the decreasing revenue trends, advertising revenue for the third quarter of 2008 was slightly lower than the advertising revenue for the first quarter of 2008. In 2008, based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, print advertising in the greater Chicago market declined approximately 17%, while the Company’s print advertising revenue declined approximately 16% versus the comparable 52 week period in 2007. The advertising revenue declines have accelerated in the third and fourth quarter of 2008 and the first quarter of 2009 with a decline in the first quarter of approximately 30% versus the first quarter of 2008. The Company’s dependency on advertising sales, which generally have a short lead-time, means that the Company has only a limited ability to accurately predict future revenue and operating results. The recent bankruptcy filing may cause further declines as customers may be less willing to do business with a company in bankruptcy. This may be somewhat mitigated as the Company’s largest direct competitor has also filed for bankruptcy.

The Company’s publications have experienced declines in circulation in the past and may do so in the future.

Certain of the Company’s publications have experienced declines in circulation. Any significant declines in circulation the Company may experience at its publications could have a material adverse impact on the Company’s business and results of operations, particularly as it may negatively affect advertising revenue. The recent bankruptcy filing may cause further declines as customers may be less willing to do business with a company in bankruptcy. This may be somewhat mitigated as the Company’s largest direct competitor has also filed for bankruptcy.

The Company has implemented cost saving strategies that have not and may not result in profitability.

In December 2007, the Company announced that its Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan, implemented during 2008, included $10 million of expected annual savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers. In November 2008, the Company announced a second cost reduction program of $45 million to $55 million that was planned to be implemented during 2009. The implementation of these strategies requires a reduction in full-time staffing levels, re-deployment of staff to Internet and other initiatives, reorganizing the sales function to strengthen the pursuit of Internet revenue, sales of assets and the outsourcing of certain functions. While the strategy is intended to have long-term benefits for the Company, there is no guarantee that the strategy will offset declines in revenue or bring the Company back to profitability. The timing and extent of actions within the strategy may also be materially altered by the Filings.

The Company may not be able to realize the value of certain investments at their carrying value.

On August 21, 2007, $25.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and on August 24, 2007, $23.0 million of similar investments matured but were not redeemed. As of December 31, 2007, the Company held $48.2 million of Canadian CP, including accrued interest through original maturity. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption on the grounds that these events did not constitute events that would trigger a redemption obligation. On May 9, 2008, the Company sold $28.0 million (face amount, plus accrued interest) of its Canadian CP investments that were issued by one of the special purpose entities for $21.0 million and at December 31, 2008, the Company held $20.2 million (face amount, plus accrued interest) of Canadian CP with a carrying value, following impairment charges, of $7.4 million. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007.

Efforts to restructure the Canadian CP that remained unredeemed were undertaken by a largely Canadian investor committee. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, whereby the Canadian CP would be exchanged for medium term notes (“MTN’s”), backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle called for $11.1 million of the MTN’s the Company would receive to be backed by a pool of assets that are generally similar to those backing the Canadian CP held by the Company and which were originally held by a number of special purpose entities, while the remaining $9.1 million of the MTN’s the Company would receive would be backed by assets held by the specific special purpose entity that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the CCAA with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. Under the Plan, the allocation of the MTN’s was modified to $9.6 million backed by a pool of assets and $10.6 million backed by specific assets. The Plan was approved by the holders of the Canadian CP on April 25, 2008, and sanctioned by the Court on June 5, 2008. On January 12, 2009, the Court approved the Plan, which was fully implemented on January 21, 2009.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available. On March 19, 2008, Dominion Bond Rating Service withdrew its ratings of the Canadian CP. The Company has employed a valuation model to estimate the fair value for the $9.6 million of MTN’s backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the MTN’s incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value (and carrying value at December 31, 2008) of the $7.4 million of Canadian CP (and replacement MTN’s backed by specific assets) was estimated through the use of a model relying on market data and inputs derived from securities similar to the MTN’s. This model was also used during prior periods to estimate the fair value of the $28.0 million of Canadian CP that the Company sold on May 9, 2008. The Company believes the valuation model provides a better estimate of fair value than the thinly traded, distressed market for the MTN’s issued to replace the Canadian CP in January 2009.

During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million to the estimated fair value of the $48.2 million (face amount plus accrued interest) in Canadian CP. During 2008, the Company’s valuation resulted in an additional impairment charge of $8.7 million on $20.2 million (face amount plus accrued interest) of the Canadian CP. The Company recorded a gain on sale of $1.1 million during 2008 related to the Canadian CP sold on May 9, 2008 for $21.0 million. Continuing uncertainties regarding the value of the assets which underlie the MTN’s, the amount and timing of cash flows, the actual yield of the MTN’s, whether an active market will develop for the MTN’s and other factors could give rise to a further change in the value of the Company’s investment, which could materially impact the Company’s financial condition and results of operations.

As part of the CanWest settlement, the Company transferred certain asset-backed commercial paper, making up approximately $5.6 million in face value (of the Company’s $20.2 million) of Canadian CP, to a third party. The asset-backed commercial paper that was transferred had a carrying value of $nil at December 31, 2008. See Item 3 “— Legal Proceedings — CanWest Arbitration.”

The Company’s senior management team is required to devote significant attention to matters arising from the Filings and the sale process.

The efforts of the current management team and the Board of Directors to manage the Company’s business and ongoing cost reduction plan may be hindered at times by the resource requirements of the Filings and their need to spend significant time and effort in connection with the process for a sale of the Company’s assets pursuant to Section 363 of the Bankruptcy Code conducted by Rothschild. To the extent the management team and the Board of Directors will be required to devote significant attention to these matters in the future, this may have an adverse effect on operations.

The outsourcing of significant business processes may expose the Company to significant financial and customer service risk.

The Company has outsourced distribution to the Chicago Tribune Company and has entered into agreements to outsource advertising production and other key operational processes. There can be no assurance that the Chicago Tribune Company will emerge from bankruptcy or that it will have sufficient resources to adequately service the Company following bankruptcy. The Company is pursuing additional outsourcing arrangements in a number of areas important to its business. In the event the providers of these services were to provide less than adequate service levels or cease operations, the Company could experience a substantial impact on its service levels, results of operations and financial condition as it sought to contract with a replacement provider (or providers) or re-establish internal capabilities to replace one or more outsource providers.

Sun-Times Media Group, Inc. is a holding company and relies on its subsidiaries to meet its financial obligations.

Sun-Times Media Group, Inc. is a holding company and its assets consist primarily of investments in subsidiaries and affiliated companies. Sun-Times Media Group, Inc. relies on distributions from subsidiaries to meet its financial obligations or pay dividends on its common stock. Sun-Times Media Group, Inc.’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its subsidiaries through dividends and intercompany advances. Sun-Times Media Group Inc.’s subsidiaries and affiliated companies are under no obligation to pay dividends and, in the case of Publishing and its principal domestic and foreign subsidiaries, are subject to certain statutory restrictions and may become subject to restrictions in future debt agreements that limit their ability to pay dividends. This risk has increased as a result of the Filings. Due to funding requirements in Canada, cash held by the Company’s Canadian subsidiaries ($29.9 million at December 31, 2008) is not available to fund U.S. operations.

The Company’s internal control over financial reporting is not effective as of December 31, 2008 and weaknesses in the Company’s internal controls and procedures could have a material adverse effect on the Company.

The Company’s management concluded that material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2008. See Item 9A “— Controls and Procedures.”

Current management has taken steps to correct internal control deficiencies and weaknesses during and subsequent to 2008 and believes that the Company’s internal controls and procedures have strengthened. However, it is possible that the Company may not be able to remediate all material weaknesses by December 31, 2009.

The Company may experience labor disputes, which could slow down or halt production or distribution of the Company’s newspapers or other publications.

Approximately 43% of the Company’s employees are represented by labor unions. Those employees are mostly covered by collective bargaining or similar agreements which are regularly renewable, including agreements covering approximately 10% of union employees that are renewable in 2009. A work stoppage or strike may occur prior to the expiration of the current labor agreements or during negotiations of new labor agreements or extensions of existing labor agreements. The Filings and the Company’s request to obtain wage and other concessions from the unions could increase this risk. Work stoppages or other labor-related developments could slow down or halt production or distribution of the newspapers, which would adversely affect results of operations.

Newsprint represents the Company’s single largest raw material expense and changes in the price of newsprint could affect net income.

Newsprint represents the Company’s single largest raw material expense and is the most significant operating cost other than employee costs. In 2008, newsprint costs represented approximately 14% of revenue. Newsprint prices vary widely from time to time and increased approximately 16% during 2008. If newsprint prices increase in the future and the Company is unable to pass these costs on to customers, such increases may have a material adverse effect on the Company’s results of operations. Although the Company has, in the past, implemented measures in an attempt to offset increases in newsprint prices, such as reducing page sizes where practical and managing waste through technology enhancements, newsprint price increases have in the past had a material adverse effect on the Company and may do so in the future.

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

The Company is currently involved, either as plaintiff or as defendant, in several lawsuits, including purported class actions brought by stockholders against it, certain former executive officers and certain of its former directors, Hollinger Inc., The Ravelston Corporation Limited (“Ravelston”) and other affiliated entities and several suits and counterclaims brought by Black and/or Hollinger Inc. In addition, Black has commenced libel actions against certain of the Company’s current and former directors, officers and advisors to whom the Company has indemnification obligations. See Item 3 “— Legal Proceedings” for a more detailed description of these proceedings. Several of these actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome. The Company cannot provide assurance that the legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors in these matters and the ultimate outcome of these actions will not have a material adverse effect on the Company’s business, financial condition and results of operations. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Filings automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company believes that its properties and equipment are in generally good condition, well-maintained and adequate for current operations. The Company closed its older, less productive facility on South Harlem Avenue in 2006, in 2007 closed its Gary, Indiana facility and announced it will consolidate its three printing operations by closing and offering for sale its production facility in Plainfield, Illinois in 2009 and intends to consolidate several other facilities.

The Company owns a 320,000 square foot, state of the art printing facility in Chicago, Illinois that houses the production for the Chicago Sun-Times. In October 2004, the Chicago Sun-Times relocated its editorial, pre-press, marketing, sales and administrative activities to a 127,000 square foot leased facility in downtown Chicago. The Company entered into a 15-year lease for this office space.

The Company currently produces most of its suburban newspapers at a 100,000 square foot owned plant, in Plainfield, Illinois (which is held for sale at December 31, 2008) and a 65,000 square foot leased building in Northfield, Illinois.

The Plainfield facility houses pre-print, sales and administrative functions, as well as certain editorial functions. Owned facilities in Elgin and Naperville (both held for sale at December 31, 2008), and Waukegan, Illinois house editorial and sales activities for the Company’s daily and weekly newspapers in those suburbs. The Company owns a building in north suburban Chicago at which Pioneer conducts its editorial, pre-press, sales and administrative activities and leases several satellite offices for Pioneer’s editorial and sales staff in surrounding suburbs. The Company also owns buildings in Tinley Park, Illinois and Merrillville, Indiana which it uses for editorial, pre-press, marketing, sales and administrative activities (which are both held for sale at December 31, 2008).

The Company leases 52,209 square feet of office space in Aurora, Illinois which houses editorial and sales activities for the daily newspaper in that suburb, as well as administrative activities for certain of the Company’s other suburban newspapers. This lease expires in October 2018.

The Company leases 2,097 square feet of office space and storage space in Toronto, Ontario, Canada. This lease expires in August 2009.

Item 3.	Legal Proceedings

Bankruptcy and Insolvency Filings

See Item 1 “— Business — Bankruptcy and Insolvency Filings” for a discussion of the Filings.

Litigation Involving Controlling Stockholder, Senior Management and Directors

As previously reported in the Company’s SEC filings, on January 28, 2004, the Company, through a special committee of independent directors (the “Special Committee”), filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, Ravelston Management, Inc. (“RMI”), and certain former executive officers of the Company, which complaint was amended on May 7, 2004 and again on October 29, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698. The second amended complaint sought to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. The second amended complaint asserted claims for breach of fiduciary duty, unjust enrichment, conversion, fraud and civil conspiracy in connection with certain transactions, including unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets.

On October 8, 2008, the Company filed a Third Amended Complaint against Ravelston, Black, John A. Boultbee (“Boultbee”), Daniel W. Colson (“Colson”) and Barbara Amiel Black (“Amiel Black”). The Third Amended Complaint updates the factual allegations and removes defendants Richard N. Perle, Radler and Hollinger Inc., the latter two having entered into settlement agreements with the Company, as previously announced. The Third Amended Complaint also narrows the asserted claims, in part to reflect these settlements, removing previously-asserted claims totaling approximately $105.0 million. Colson, Black, Boultbee and Amiel Black have answered the Third Amended Complaint, while Ravelston has not. Although, as previously reported, Black and Ravelston had asserted counterclaims against the Company in response to the Second Amended Complaint, their counterclaims have not been reasserted in response to the Third Amended Complaint.

Stockholder Class Actions

As previously disclosed, in 2004 certain stockholders of the Company initiated securities class action claims asserted against the Company, a number of its former directors and officers, certain affiliated companies, and the Company’s auditor, KPMG LLP, in a consolidated class action in the United States District Court for the Northern District of Illinois entitled In re Hollinger International Inc. Securities Litigation, No. 04C-0834, and in similar actions that have been initiated in Saskatchewan, Ontario, and Quebec, Canada. Those actions assert, among other things, that from 1999 to 2003 the defendants breached U.S. federal, state, and/or Canadian law by allegedly making misleading disclosures and omissions regarding certain “non-competition” payments and the payment of allegedly excessive management fees. On July 31, 2007, the Company entered into agreements to settle these suits and litigation over its directors and officers insurance coverage. The Company’s settlement of the securities class action lawsuits will be funded entirely by $30.0 million in proceeds from the Company’s insurance policies. The settlement includes no admission of liability by the Company or any of the settling defendants and the Company continues to deny any such liability or damages. In addition, the Company’s insurers have deposited $24.5 million in insurance proceeds into an escrow account in return for a release from any other claims for the July 1, 2002 to July 1, 2003 policy period. If the securities class action settlement is approved, there will then be a court proceeding to determine how the $24.5 million in the insurance escrow account should be distributed. The insurance settlement agreement is conditioned upon approval of the class action settlement. The parties are in the process of seeking these approvals in the appropriate courts in the United States and Canada. Due to the contingent and conditional nature of the settlement and insurance proceeds, the Company’s financial statements do not reflect any amounts related to the agreements described above.

Sun-Times Media Group, Inc. v. Black

On February 1, 2008, the Company brought an action in the Court of Chancery of the State of Delaware against Black, Boultbee, Mark S. Kipnis (“Kipnis”) and Peter Y. Atkinson (“Atkinson”). In the action, entitled Sun-Times Media Group, Inc. v. Black, C.A. No. 3518-VCS, the Company sought a declaration that it has no obligation to advance any of the defendants’ attorneys fees and other expenses incurred in connection with the appeals of their respective criminal convictions and sentences, and that it is entitled to repayment or setoff of legal fees and expenses that it previously advanced to each defendant in connection with the criminal counts on which they were convicted. On July 30, 2008, the Delaware Court of Chancery granted summary judgment to the defendants and denied the Company’s motion for summary judgment. On September 29, 2008, the Court entered an order implementing its rulings, which stated that the Company “shall continue to advance reasonable attorneys’ fees and other expenses to the defendants until the final disposition of United States v. Black, et al., 05 CR 727 (N.D. Ill.), that is, until all direct appeals in that proceeding and any remands therefrom, together with any additional direct appeals are resolved or the time for filing any direct appeals shall have expired.” See “— Federal Criminal Actions Against Ravelston and Former Company Officials” below.

Black v. Breeden, et al.

As previously reported, six defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden, Gordon A. Paris, Graham W. Savage, Raymond Seitz and other former officers and directors of the Company. The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur for the defense of those actions. The matter is pending.

United States Securities and Exchange Commission v. Conrad M. Black, et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that Black violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal his self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black was liable for the Company’s violations of certain federal securities laws during at least this period.

The SEC alleges that the scheme used by Black included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other former directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell Company assets for the benefit of all of the Company’s stockholders and not to undermine that process by engaging in transactions for the benefit of himself and Hollinger Inc. The SEC further alleges that Black misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.

The SEC’s complaint seeks: (i) disgorgement of ill-gotten gains by Black and unspecified civil penalties against each of them; (ii) an order enjoining Black from serving as an officer or director of any issuer required to file reports with the SEC; (iii) a voting trust upon the shares of the Company held directly or indirectly by Black and Hollinger Inc.; and (iv) an order enjoining Black from further violations of the federal securities laws.

On January 16, 2008, the SEC moved for summary judgment on certain of its claims against Black. Black filed his response to the motion on February 20, 2008. On September 24, 2008, the Court granted in part the SEC’s motion for partial summary judgment against Black, finding him liable for securities fraud for, among other things, statements in the Company’s 2001 Form 10-K, 2002 Form 10-K, and 2002 Proxy Statements. On October 22, 2008, the Court entered an order enjoining Black from violating provisions of the Exchange Act and from serving as an officer or director of a public company.

On November 19, 2008, the SEC moved for monetary relief based on the Court’s summary judgment ruling. The motion seeks an award of approximately $30.0 million in disgorgement, interest, and penalties, with the entire judgment to be paid to the Company as the victim of the fraud. On December 10, Black filed his opposition to the motion, and on December 23 the SEC filed its reply. The motion is pending.

Receivership and CCAA Proceedings in Canada Involving the Ravelston Entities

As previously reported, on April 20, 2005, Ravelston and RMI were placed in receivership by the Receivership Order and granted protection by a separate order pursuant to the CCAA Order. The court appointed RSM Richter Inc. (“Richter”) to monitor all assets of Ravelston and RMI. On May 18, 2005, the court extended the orders to include Argus Corporation and five of its subsidiaries and provided that nothing in the Receivership Order or the CCAA Order should stay or prevent the Special Committee’s action in the United States District Court for the Northern District of Illinois, including as against Ravelston and RMI. According to public filings of Hollinger Inc., Ravelston and certain affiliated entities own, directly or indirectly, or exercise control or direction over, Hollinger Inc.’s common shares representing approximately 78.3% of the issued and outstanding common stock of Hollinger Inc. Following the amendment of the Company’s Shareholder Rights Plan (“SRP”) to designate Richter as an “exempt stockholder” and Richter took possession and control over those shares on or around June 1, 2005. Richter stated that it took possession and control over those shares for the purposes of carrying out its responsibilities as court appointed officer.

On January 22, 2007, Hollinger Inc. and Domgroup Ltd. (“Domgroup”) served a motion record in support of a motion to be heard on a future date to be fixed by the Court for an order confirming the validity and enforceability of Hollinger Inc. and Domgroup’s respective security interests in certain of the property, assets and undertakings of Ravelston. Hollinger Inc. and Domgroup allege that they hold secured obligations in excess of Cdn.$25.0 million owing by Ravelston. The Company advised Hollinger Inc., Domgroup and the court of its intent to bring a cross-motion to stay Hollinger Inc. and Domgroup’s motion or alternatively to establish a schedule for the resolution of the issue. On June 28, 2007, the Court dismissed the Company’s motion to stay the proceedings. The Company subsequently agreed with Hollinger Inc. and Domgroup not to advance this litigation at that time given Hollinger Inc.’s filing under the CCAA (See — Hollinger Inc. CCAA Proceedings in the Company’s previous filings).

On November 28, 2007, Richter, on behalf of Ravelston, appeared for a sentencing hearing before the court in the criminal proceedings described under — Federal Criminal Actions Against Ravelston and Former Company Officials. Counsel for Richter advised the court that Richter and the United States Attorney’s Office had entered into an agreement in respect of the amount of restitution to be paid by Ravelston. In accordance with that agreement, the court ordered Ravelston to pay a fine of $7.0 million and restitution in the net amount of $6.0 million. On March 31, 2009, the Company received a $1.6 million distribution from Richter in final settlement of all claims by the Company against Ravelston and RMI. The matter otherwise remains pending.

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

On September 20, 2005, Radler pleaded guilty to one count of fraud. On July 13, 2007, a jury in federal court in Chicago, Illinois, returned verdicts of guilty on three fraud counts against Black, Kipnis, Boultbee and Atkinson and one obstruction of justice count against Black. On November 5, 2007, the district court overturned the guilty verdict against Kipnis on one count. All the defendants were also held jointly and severally liable for a $5.5 million forfeiture order, and Black, Boultbee and Atkinson were held jointly and severally liable for a $600,000 forfeiture order. On June 25, 2008, the Seventh Circuit Court of Appeals affirmed the convictions. On January 9, 2009, Black, Boultbee and Kipnis filed petitions for certiorari review by the U.S. Supreme Court.

CanWest Arbitration

As previously reported, on December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company had competing claims relating to this transaction. CanWest claimed the Company and certain of its direct subsidiaries owed CanWest approximately Cdn.$84.0 million. The Company was contesting this claim, and had asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million.

On January 29, 2009, the Company received the arbitrator’s decision. The arbitrator’s decision included an award in favor of CanWest in the amount of approximately Cdn.$50.7 million. The award is exclusive of interest and costs, which are estimated to be Cdn.$18.2 million. On March 12, 2009, the Company entered into a settlement agreement with CanWest that resolved all claims with respect to the arbitration award against the Company. Under the terms of the settlement agreement, CanWest received Cdn.$34.0 million, including approximately Cdn.$22.0 million from an escrow account funded by the Company, and an additional Cdn.$6.0 million paid by the Company in March 2009. As a result of the arbitration award and settlement, the Company has recognized a charge of $10.5 million in the fourth quarter of 2008 which is included in “Corporate expenses” in the Statements of Operations. See Note 17 to the consolidated financial statements. The escrowed funds are included on the Consolidated Balance Sheet under “Escrow deposits and restricted cash.” The remainder due to CanWest was paid by an unaffiliated third party. As a result of the settlement, the Company and all of its affiliates and subsidiaries have been released from any and all liability related to the arbitration award and the underlying transactions that led to the award.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management, Inc.

As previously reported, on December 17, 2003, CanWest and The National Post Company brought an action in the Court against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. On November 30, 2004, the Company settled all but two of the matters in this action by paying The National Post Company the amount of Cdn.$26.5 million. The two remaining matters were discontinued and transferred to the CanWest Arbitration on consent of the parties.

RMI brought a third party claim in this action against Hollinger Canadian Publishing Holdings Co. (“HCPH Co.”) for indemnification from HCPH Co. in the event CanWest and The National Post Company were successful in their motion for partial summary judgment as against RMI in the main action. CanWest’s motion against RMI was unsuccessful and CanWest’s claim against RMI was dismissed on consent of the parties. RMI’s third party action against HCPH Co. remains outstanding. The Company is seeking a discontinuance of the third party claim and an acknowledgment and release from RMI that HCPH Co. and the Company are not liable on a promissory note issued in connection with the sale of NP Holdings Company.

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

See Item 1 “— Business — Recent Developments” regarding the consent solicitation by Davidson Kempner. Davidson Kempner delivered consents from holders of 44,356,784 shares of the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Until May 13, 2008, the Company’s Class A Common Stock were listed on the New York Stock Exchange under the trading symbol SVN. Subsequent to such date, the Company’s Class A Common Stock has been quoted first on the Over the Counter Bulletin Board and, currently, on the Pink Sheets. At December 31, 2008 there were 104,497,022 shares of Class A Common Stock outstanding, excluding 21,432,455 shares held by the Company, and these shares were held by approximately 85 holders of record.

The following table sets forth for periods indicated the high and low sales prices for shares of the Class A Common Stock, as reported by the New York Stock Exchange Composite Transactions Tape, during the periods in which it was listed on the New York Stock Exchange and the high and low bid prices for the Class A Common Stock during the period when such shares were quoted for over the counter trading. Over the counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

			Cash
	Price Range		Dividends
Calendar Period	High	Low	per Share

2007
First Quarter	$6.05	$3.82	$—
Second Quarter	6.94	4.82	—
Third Quarter	5.83	2.18	—
Fourth Quarter	2.87	0.85	—
2008
First Quarter	$2.45	$0.65	$—
Second Quarter	0.88	0.32	—
Third Quarter	0.49	0.11	—
Fourth Quarter	0.16	0.02	—
2009
Through March 31, 2009	$0.10	$0.01	$—

The Company has not paid a cash dividend to holders of our Class A Common Stock since 2006 and does not anticipate paying a cash dividend in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stockholder Return Performance Graph

Not applicable.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data(1):
Operating revenue:
Advertising	$242,628	$287,198	$324,607	$357,820	$362,355
Circulation	74,831	77,629	85,235	89,527	91,632
Job printing	3,033	4,785	8,260	9,194	8,648
Other	3,358	2,646	2,277	2,725	3,412

Total operating revenue	323,850	372,258	420,379	459,266	466,047
Operating costs and expenses(2)	678,486	480,405	425,451	438,460	465,777
Depreciation and amortization	26,665	32,074	33,878	30,721	31,109

Operating loss	(381,301)	(140,221)	(38,950)	(9,915)	(30,839)
Interest expense	(302)	(603)	(704)	(935)	(19,824)
Interest and dividend income	4,936	17,811	16,813	11,625	11,427
Other income (expense), net(3)	10,039	(27,844)	2,642	(3,839)	(87,790)

Loss from continuing operations before income taxes	(366,628)	(150,857)	(20,199)	(3,064)	(127,026)
Income tax (benefit)	(13,129)	(420,888)	57,431	42,467	29,462

Income (loss) from continuing operations	(353,499)	270,031	(77,630)	(45,531)	(156,488)

Income from discontinued operations (net of income taxes)	—	1,599	20,957	33,965	390,228

Net income (loss)	$(353,499)	$271,630	$(56,673)	$(11,566)	$233,740

Diluted earnings per share:
Earnings (loss) from continuing operations	$(4.31)	$3.35	$(0.91)	$(0.50)	$(1.73)
Earnings from discontinued operations	—	0.02	0.25	0.37	4.31

Net earnings (loss)(4)	$(4.31)	$3.37	$(0.66)	$(0.13)	$2.58

Cash dividends per share paid on Class A and Class B Common Stock	$—	$—	$0.20	$5.70	$0.20

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data(1):
Working capital (deficiency)(5)	$53,263	$114,484	$(392,332)	$(369,572)	$(153,338)
Total assets(6)	309,739	791,586	899,859	1,065,328	1,738,898
Long-term debt	—	38	6,908	8,067	14,333
Total stockholders’ equity (deficit)	(498,719)	(75,009)	(359,783)	(169,851)	152,186

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

(2)	The year ended December 31, 2008, includes $209,269 for impairment of all goodwill and intangible assets and $71,866 for the impairment of property, plant and equipment. See Note 17 to the consolidated financial statements.

(3)	The principal components of “Other income (expense), net” are presented below:

	2008	2007	2006	2005	2004
	(In thousands)

Loss on extinguishment of debt	$—	$(60)	$—	$—	$(60,381)
Write-down of investments	(8,700)	(12,200)	—	—	(365)
Write-down and expenses related to FDR Collection	(1,500)	—	—	(795)	—
Gain (loss) on Participation Trust and CanWest Debentures, including exchange gains and losses	—	—	—	—	(22,689)
Foreign currency gains (losses), net	18,437	(16,569)	2,943	(2,171)	1,634
Legal settlement	—	—	—	(800)	—
Settlements with former directors and officers	—	—	—	—	1,718
Gain (loss) on sale of investments	1,108	1,019	(76)	2,254	1,709
Gain on sale of non-operating assets	—	—	—	—	1,090
Gain related to life insurance settlement	1,002	—	—	—	—
Equity in losses of affiliates, net of dividends received	(74)	(184)	(259)	(1,752)	(3,897)
Other	(234)	150	34	(575)	(6,609)

	$10,039	$(27,844)	$2,642	$(3,839)	$(87,790)

See Note 19 to the consolidated financial statements.

(4)	The Company’s diluted earnings per share are calculated on the following number of shares outstanding (in thousands): 2008 — 82,010, 2007 — 80,661, 2006 — 85,681, 2005 — 90,875, 2004 — 90,486.

(5)	Excludes escrow deposits and restricted cash, assets and liabilities of operations to be disposed of and current installments of long-term debt.

(6)	Includes goodwill and intangible assets, net of accumulated amortization, of $nil at December 31, 2008, $212.5 million at December 31, 2007, $216.9 million at December 31, 2006, $221.1 million at December 31, 2005 and $225.5 million at December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The results of operations and financial condition of the Canadian companies sold by the Company in 2005 and early 2006 (the sold Canadian businesses are referred to collectively as the “Canadian Newspaper Operations”) are reported as discontinued operations for all periods presented. All amounts relate to continuing operations unless otherwise noted. The Company has prepared the financial statements under the assumption that the Company will continue to realize its assets and settle its liabilities in the normal course of business. The outcome of the Filings may result in changes that materially affect the Company’s operations and financial condition. In addition, under the priority schedule established by the Bankruptcy Code and based on the amount and nature of the Company’s assets and liabilities, it is highly unlikely the Company’s Class A Common Stock will retain any value or that stockholders will receive any distribution or consideration.

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

The Company’s revenue is primarily derived from the sale of advertising space within the Company’s publications. Advertising revenue accounted for approximately 75% of the Company’s consolidated revenue for the year ended December 31, 2008. Advertising revenue is largely comprised of three primary sub-groups: retail, national and classified. Advertising revenue is subject to changes in the economy in general, on both a national and local level, and in individual business sectors. The Company’s advertising revenue experiences seasonality, with the first quarter typically being the lowest. Advertising revenue is recognized upon publication of the advertisement.

Approximately 23% of the Company’s revenue for the year ended December 31, 2008 was generated by circulation of the Company’s publications. This includes sales of publications to individuals on a single copy or subscription basis and to sales outlets, which then re-sell the publications. The Company recognizes circulation revenue from subscriptions on a straight-line basis over the subscription term and single-copy sales at the time of distribution. The Company also generates revenue from job printing and other activities which are recognized upon delivery.

Significant expenses for the Company are editorial, production and distribution costs and newsprint and ink. Editorial, production and distribution compensation expenses, which includes benefits, were approximately 30% of the Company’s total operating revenue and other editorial, production and distribution costs were approximately 22% of the Company’s total operating revenue for the year ended December 31, 2008. Compensation costs are recognized as employment services are rendered. Newsprint and ink costs represented approximately 15% of the Company’s total operating revenue for the year ended December 31, 2008. Newsprint prices are subject to fluctuation as newsprint is a commodity and can vary significantly from period to period. Newsprint costs are recognized upon consumption. Collectively, these costs directly related to producing and distributing the product are presented as cost of sales in the Company’s Consolidated Statement of Operations. Corporate expenses, representing all costs incurred for U.S. and Canadian administrative activities at the Corporate level including audit, tax, legal and professional fees, directors and officers insurance premiums, stock compensation, corporate wages and benefits and other public company costs, represented 10% of total operating revenue for the year ended December 31, 2008.

All significant intercompany balances and transactions have been eliminated in consolidation.

Developments Since December 31, 2008

The following events may impact the Company’s consolidated financial statements for periods subsequent to those covered by this report.

(a) On January 2, 2009, the Company filed a Form 15 with the SEC to voluntarily deregister its Class A Common Stock and ending its reporting obligations under the Exchange Act.

The Company’s obligation to file periodic reports with the SEC for 2009 was immediately suspended upon the filing of the Form 15. The registration of the Company’s Class A Common Stock under the Exchange Act terminated on April 2, 2009.

(b) On January 16, 2009, Davidson Kempner delivered to the Company’s registered agent in Delaware consents from holders representing a majority of the outstanding shares of the Company to reconstitute the Board of Directors. Upon delivery of such consents, the nominees proposed by Davidson Kempner — Jeremy L. Halbreich, Robert A. Schmitz, and Michael E. Katzenstein — joined Robert B. Poile as the reconstituted Board of Directors of the Company. Pursuant to such consents, the then-current directors of the Company, with the exception of Robert B. Poile, were removed. On January 30, 2009, Graham W. Savage was re-elected to the Board of Directors. Mr. Savage previously served as a director from July 24, 2003 to January 16, 2009.

(c) On January 29, 2009, the Company received the decision of an arbitrator in the dispute between the Company and CanWest. The arbitrator’s decision includes an award in favor of CanWest in the amount of approximately Cdn.$50.7 million. The award is exclusive of interest and costs, which are estimated to be Cdn.$18.2 million. On March 12, 2009, the Company entered into a settlement agreement with CanWest that resolved all claims with respect to the arbitration award against the Company. Under the terms of the settlement agreement, CanWest received Cdn.$34.0 million, including approximately Cdn.$22.0 million from an escrow account funded by the Company, and an additional Cdn.$6.0 million paid by the Company in March 2009. As a result of the arbitration award and settlement, the Company has recognized a charge of $10.5 million in the fourth quarter of 2008 which is included in “Corporate expenses” in the Statements of Operations. See Note 17 to the consolidated financial statements. The escrowed funds are included on the Consolidated Balance Sheet under “Escrow deposits and restricted cash.” The remainder due to CanWest was paid by an unaffiliated third party. As a result of the settlement, the Company and all of its affiliates and subsidiaries have been released from any and all liability related to the arbitration award and the underlying transactions that led to the award. See Item 3 “— Legal Proceedings — CanWest Arbitration.”

(d) On March 31, 2009, the Company and its domestic subsidiaries filed voluntary petitions under the Bankruptcy Code. See “Bankruptcy and Insolvency Proceedings.”

Significant Transactions in 2008

Impairment of Goodwill, Intangible and Other Long-Lived Assets

The substantial acceleration in revenue declines in both the industry and for the Company, in combination with the negative outlook for the economy and the continued decline in the Company’s market capitalization were considered by the Company to be indicators of potential impairment of its goodwill, intangible and other long-lived assets at September 30, 2008. The consequent impairment test resulted in a non-cash impairment charge of $209.3 million related to the write-off of goodwill and intangible assets and $71.9 million related to property, plant and equipment of the Chicago newspaper operations in 2008. See Notes 7 and 8 to the consolidated financial statements.

Significant Developments Related to Hollinger Inc.

On March 25, 2008, the Company agreed to the terms of a settlement (the “Settlement”) that resolved the various disputes and litigation between the Company and Hollinger Inc. At the time of the Settlement, Hollinger Inc. was the owner of all of the outstanding shares of the Company’s Class B Common Stock, which had 10 votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represented 19.6% of the outstanding equity of the Company and 70.0% of the voting power of the Company’s outstanding common stock at the time of the Settlement.

On May 14, 2008, the Company agreed to revised terms of the Settlement (the “Revised Settlement”). The Revised Settlement was approved by the Company’s full Board of Directors and the Hollinger Inc. Board of Directors. The Company amended its SRP to ensure that the execution and delivery of the Company’s agreement to the Revised Settlement and the consummation of the Revised Settlement did not cause the preferred share purchase rights to become exercisable or otherwise trigger the provisions of the SRP. On May 26, 2008, the Revised Settlement was approved in Ontario, Canada, under the CCAA.

The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger Inc. of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger Inc. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company granted demand registration rights with respect to the shares of Class A Common Stock that resulted from the conversion of the shares of Class B Common Stock, as well as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger Inc. pursuant to the Revised Settlement. The Company recorded $0.8 million in expense (including fees) related to the issuance of the 1.499 million shares of Class A Common Stock and $1.7 million related to the write-off of a receivable from Hollinger Inc. and its subsidiaries. In addition, the Company has written-off a fully reserved loan of $33.7 million due from a subsidiary of Hollinger Inc. See Note 17 to the consolidated financial statements.

Under the Revised Settlement, all shares of Class A Common Stock issued to Hollinger Inc. are to be voted by the indenture trustees for certain notes issued by Hollinger Inc., as directed by a majority in principal amount of such notes, but such trustees together will only be able to vote shares of common stock not exceeding 19.999% of the outstanding common stock of the Company at any given time.

Pursuant to a stipulation and agreement of settlement of U.S. and Canadian class actions against the Company and Hollinger Inc. and an insurance settlement agreement dated June 27, 2007, up to $24.5 million (plus interest, less fees and expenses) will be paid to the Company, Hollinger Inc. and/or other claimants under their directors’ and officers’ insurance policies (the “Insurance Settlement Proceeds”). Payment of the Insurance Settlement Proceeds is subject to the approval of various United States and Canadian courts. Under the terms of the Revised Settlement, Hollinger Inc. and the Company will cooperate to maximize the recoverable portion of the Insurance Settlement Proceeds payable to them collectively (as opposed to other claimants) and they have agreed that the Company will receive 85% and Hollinger Inc. will receive 15% of the amounts to be received collectively by Hollinger Inc. and the Company (as opposed to amounts received by other claimants) from such proceeds. Also, the collective recoveries, if any, of Hollinger Inc. and the Company on account of their claims against Hollinger Inc.’s controlling parent company, Ravelston, which is in insolvency proceedings in Ontario, Canada, will be divided equally between Hollinger Inc. and the Company.

The Revised Settlement provided that the Company would be reimbursed by Hollinger Inc. for up to $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger Inc.’s CCAA proceedings. The Company received payment of $2.0 million in June 2008. See Note 18 to the consolidated financial statements.

Pursuant to the Revised Settlement, the six directors of the Company appointed by Hollinger Inc. on August 1, 2007 resigned from the Board of Directors.

Under the terms of the Revised Settlement, certain of the Company’s claims against Hollinger Inc. were allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims is capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger Inc. Under the terms of the Revised Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger Inc. against third parties. All of the Company’s claims against Hollinger Inc. other than the Allowed Claims were released as part of the general mutual release that, among other things, discontinued any and all pending litigation between the Company and Hollinger Inc., including all of the litigation then pending in the United States District Court for the Northern District of Illinois.

Other Significant Developments in 2008

In January 2008, the Company received an examination report from the IRS setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company has disputed certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2009. See Note 20 to the consolidated financial statements.

On February 19, 2008, the Company announced it entered into an agreement with Affinity Express, Inc. to handle the majority of the Company’s non-classified print and online advertising production. This agreement is expected to save approximately $3.0 million annually and resulted in a reduction of approximately 50 full-time advertising production and related staff positions.

As previously reported, on May 20, 2008, the Company’s Class A Common Stock was delisted from the NYSE. The Class A Common Stock is currently quoted on the Pink Sheets under the symbol SUTMQ.PK.

During 2008, the Company’s valuation of Canadian CP (and the replacement MTN’s) resulted in additional impairment charges of $8.7 million on $20.2 million (face amount plus accrued interest). The Company recorded a gain on sale of $1.1 million for the year ended December 31, 2008 related to the Canadian CP sold on May 9, 2008 for $21.0 million. See Note 6 to the consolidated financial statements.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available. On March 19, 2008, Dominion Bond Rating Service withdrew its ratings of the Canadian CP. The Company has employed a valuation model to estimate the fair value for the $9.6 million of MTN’s backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the MTN’s incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value (and carrying value at December 31, 2008) of the $7.4 million of Canadian CP (and replacement MTN’s backed by specific assets) was estimated through the use of a model relying on market data and inputs derived from securities similar to the MTN’s. This model was also used during prior periods to estimate the fair value of the $28.0 million of Canadian CP that the Company sold on May 9, 2008. The Company believes the valuation model provides a better estimate of fair value than the thinly traded, distressed market for the MTN’s issued to replace the Canadian CP in January 2009.

As part of the CanWest settlement referred to below, the Company transferred certain asset-backed commercial paper, making up approximately $5.6 million in face value (of the Company’s $20.2 million) of Canadian CP, to a third party. The asset-backed commercial paper that was transferred had a carrying value of $nil at December 31, 2008.

On January 29, 2009, the Company received the decision of an arbitrator in the dispute between the Company and CanWest. The arbitrator’s decision included an award in favor of CanWest in the amount of approximately Cdn.$50.7 million. The award is exclusive of interest and costs, which are estimated to be Cdn.$18.2 million. On March 12, 2009, the Company entered into a settlement agreement with CanWest that resolved all claims with respect to the arbitration award against the Company. Under the terms of the settlement agreement, CanWest received Cdn.$34.0 million, including approximately Cdn.$22.0 million from an escrow account funded by the Company, and an additional Cdn.$6.0 million paid by the Company in March 2009. As a result of the arbitration award and settlement, the Company has recognized a charge of $10.5 million in the fourth quarter of 2008 which is included in “Corporate expenses” in the Statements of Operations. See Note 17 to the consolidated financial statements. The escrowed funds are included on the Consolidated Balance Sheet under “Escrow deposits and restricted cash.” The remainder due to CanWest was paid by an unaffiliated third party. As a result of the settlement, the Company and all of its affiliates and subsidiaries have been released from any and all liability related to the arbitration award and the underlying transactions that led to the award. The effect of this settlement is included in “Corporate expenses” in the Consolidated Statement of Operations at December 31, 2008. See Item 3 ‘‘— Legal Proceedings — CanWest Arbitration.”

The costs incurred by the Company in connection with its investigations, disputes and legal proceedings relating to transactions between the Company and certain former executive officers and directors are summarized in the following table:

				Incurred Since
				Inception through
	Year Ended December 31,			December 31,
	2008	2007	2006	2008(6)
	(In thousands)

Special Committee investigation costs(1)	$3,462	$6,216	$4,743	$67,142
Litigation costs(2)	713	1,533	6,376	29,191
Indemnification fees and costs(3)	9,396	47,776	18,949	119,110
Recoveries(4)	(2,000)	(47,718)	(47,475)	(129,568)

	$11,571	$7,807	$(17,407)	85,875

				(33,265	)(5)

				$52,610	(7)

(1)	Costs and expenses arising from the Special Committee’s investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts. The Special Committee was dissolved in November 2008, and the Committee’s related legal matters were turned over to the Company’s Board of Directors and management.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black. In 2006, these costs include a $3.5 million settlement paid to Tweedy, Browne & Company, LLC in the second quarter in settlement for legal fees.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including the indirect former controlling stockholders and their affiliates and associates who are defendants in the litigation brought by the Company or resulting from criminal proceedings. See “Black v. Hollinger International Inc.” described in the Company’s previous filings.

(4)	Represents recoveries directly resulting from the investigation activities which includes reimbursement by Hollinger Inc. for $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger Inc.’s CCAA proceedings, a 2007 settlement, negotiated and approved by the Special Committee, with Radler, (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon Publishing Company (“Horizon”) and Bradford Publishing Company (“Bradford”). The Company received $63.4 million in cash to settle the following: (i) claims by the Company against Radler, Horizon and Bradford, (ii) potential additional claims against Radler related to the Special Committee’s findings regarding incorrectly dated stock options and (iii) amounts due from Horizon and Bradford. The Company recorded $47.7 million of the settlement, as a recovery, within “Indemnification, investigation and litigation costs, net of recoveries” and $7.2 million in “Interest and dividend income” in the Consolidated Statement of Operations for the year ended December 31, 2007. The remaining $8.5 million represents the collection of certain notes receivable. In 2006, recoveries include approximately $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers net of approximately $2.5 million paid to Cardinal Value Equity Partners L.P.’s counsel as attorney fees directly attributable to this settlement. This settlement was approved by the Delaware Court of Chancery in November 2006, and received by the Company in January 2007. In 2005, the Company received approximately $30.3 million in a settlement with Torys LLP and $2.1 million in recoveries of indemnification payments from Black. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of approximately $1.7 million and $31.5 million for the years ended December 31, 2004 and 2003, respectively, which were included in “Other income (expense), net” in the Consolidated Statements of Operations. See Notes 18, 22(a) and 23(e) to the consolidated financial statements.

(5)	Represents amounts received pursuant to the restitution agreement described in (4) above.

(6)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative net costs from that date.

(7)	Including the $7.2 million and $8.5 million received from Radler in interest and payment of notes receivable, respectively (see (4) above), and the Company’s potential share of insurance proceeds held in escrow (see Note 22(a) to the consolidated financial statements “Stockholder Class Actions”) of $20.8 million, the amounts collected by the Special Committee aggregate $199.3 million and total expenses aggregate $215.4 million.

Based on information accumulated by a third party from data submitted by Chicago area newspaper organizations, newspaper print advertising declined 17% in 2008 for the greater Chicago market versus the comparable period in 2007. Advertising revenue for the Company declined 16% for the year ended December 31, 2008, compared to the same period in 2007.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include bad debts, investments, goodwill, intangible and other long-lived assets, income taxes, pensions and other postretirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Accruals for Contingent Tax Liabilities

At December 31, 2008, the Company’s Consolidated Balance Sheet includes $608.0 million of accruals intended to cover contingent liabilities for taxes and interest it may be required to pay. The accruals cover contingent tax liabilities primarily related to items that have been deducted in arriving at taxable income, which deductions may be disallowed by taxing authorities. If those deductions were to be disallowed, the Company would be required to pay additional taxes and interest since the dates such taxes would have been paid had the deductions not been taken. The Company may also be subject to penalties. The ultimate resolution of these tax contingencies will be dependent upon a number of factors, including discussions with taxing authorities and the nature, extent and timing of any restitution or reimbursement received by the Company.

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

On May 9, 2008, the Company sold $28.0 million (face amount, plus accrued interest) of its Canadian CP investments that were issued by one of the special purpose entities for $21.0 million and at December 31, 2008, the Company held $20.2 million (face amount, plus accrued interest) of Canadian CP.

During 2008, the Company’s valuation resulted in an additional impairment charge of $8.7 million on $20.2 million (face amount plus accrued interest) of the Canadian CP with a carrying value of $7.4 million at December 31, 2008. The Company recorded a gain on sale of $1.1 million for the year ended December 31, 2008 related to the Canadian CP sold on May 9, 2008 for $21.0 million.

During 2008 and 2007, the Company used valuation models to estimate the fair value of the Canadian CP incorporating discounted cash flows, the best available information regarding market conditions and other factors. This valuation resulted in a reduction of $8.7 million and $12.2 million at December 31, 2008 and 2007, respectively, to the estimated fair value of the Canadian CP. Continuing uncertainties regarding the value of the assets which underlie the Canadian CP and replacement MTN’s, the amount and timing of cash flows, the yield of the replacement notes, whether an active market will develop for the replacement notes and other factors could give rise to a further change in the value of the Company’s investment which could materially impact the Company’s financial condition and results of operations. The Company believes the valuation model provides a better estimate of fair value than the thinly traded, distressed market for the MTN’s issued to replace the Canadian CP in January 2009. The Company does not consider these distressed sales a valid indicator of a more than temporary impairment of these investments.

As part of the CanWest settlement, the Company transferred certain asset-backed commercial paper, making up approximately $5.6 million in face value (of the Company’s $20.2 million) of Canadian CP, to a third party. The asset-backed commercial paper that was transferred had a carrying value of $nil at December 31, 2008. See Item 3 “— Legal Proceedings — CanWest Arbitration.”

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Impairment of Goodwill, Intangible and Other Long-Lived Assets

The Company is required to determine, at least annually, whether or not there has been any permanent impairment in the value of goodwill, intangible and other long-lived assets. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising spending, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-term negative change in the demographics of newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. The substantial acceleration in declines in revenue in the third quarter of 2008 both in the industry and for the Company, in combination with the negative outlook for the economy, the negative outlook for newspaper advertising and circulation in the near and long-term, and the continued decline in the Company’s market capitalization were considered by the Company to be indicators of potential impairment of its goodwill, intangible and other long-lived assets. The consequent impairment test resulted in a non-cash impairment charge of $281.1 million. See Notes 7 and 8 to the consolidated financial statements.

The computation of the fair value of the newspaper reporting unit requires significant estimation and judgment. The impairment of the subscriber and advertiser relationship intangible assets resulted primarily from declines in current cash flows and the inability of the Company to reliably project cash flows beyond the near term due to the previously mentioned negative outlook and industry and economic declines experienced in 2008. The impairment of the Company’s goodwill reflects the decline in market capitalization (fair value) allocated to the newspaper reporting unit such that the fair value no longer exceeds the carrying value of that unit. The impairment of the Company’s goodwill is driven by the decline in the Company’s market capitalization of approximately $163.0 million, or 92%, between December 31, 2007 and September 30, 2008, in combination with the negative industry and economic factors mentioned above and the inability of the Company to reliably project cash flow to substantiate or estimate alternative measures of fair value.

The Company has significant long-lived assets primarily property, plant and equipment recorded in its Consolidated Balance Sheets. The Company’s valuation of these long-lived assets was completed as of December 31, 2008 and resulted in a fourth quarter charge of $71.9 million. See Notes 8 and 25 to the consolidated financial statements.

Valuation Allowance — Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amount which, the Company estimates, is more likely than not to be realized. The Company’s ability to realize its deferred tax assets is generally dependent on the generation of taxable income during the future periods in which the temporary differences are deductible and the net operating losses can be offset against taxable income. The Company increased its valuation allowance in 2007 and believes the increase is appropriate based on its pre-tax losses in the past several years and accounting guidelines that provide that cumulative losses in recent years provide significant evidence that a company should not recognize tax benefits that depend on the generation of taxable income from future operations. The Company has experienced pre-tax losses in 2008 and has recognized additional valuation allowances on current year tax benefits. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, the resulting adjustment to deferred tax assets would increase net earnings in the period such a determination was made.

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

Unrecognized actuarial gains and losses are recognized by the Company over a period of approximately 15 years, which represents the weighted-average remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience, changes in assumptions and from differences between expected returns and actual returns on assets. At the end of 2008, the Company had unrecognized net actuarial losses of $116.7 million. These unrecognized amounts could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers Accounting for Postretirement Benefits Other than Pensions.”

During 2008, the Company made contributions of $10.4 million to defined benefit pension plans. Global capital market and interest rate fluctuations may impact future funding requirements and reported pension expense for such plans and additional Company contributions may be required. If the Company is required to make significant contributions to fund the defined benefit pension plans, the Company’s cash flow available for other uses would be reduced. The Company is scheduled to contribute approximately $6.8 million to these plans in 2009.

2008 Compared with 2007

Income (Loss) from Continuing Operations — Overview

Loss from continuing operations in 2008 amounted to $353.5 million, or $4.31 per share, compared to income of $270.0 million in 2007, or $3.36 per share. In 2008, the Company recorded an income tax benefit of $13.1 million compared to an income tax benefit of $420.9 million in 2007, a decrease of $407.8 million, which was largely due to the 2007 settlement of tax issues with the Canada Revenue Agency (“CRA”) that resulted in an income tax benefit of $586.7 million with a corresponding reduction of tax liabilities, partially offset by a charge of $193.5 million to increase the valuation allowance against U.S. deferred tax assets and to other factors as presented in Note 20 to the consolidated financial statements. The loss from continuing operations before income taxes increased to $366.6 million in 2008 from $150.9 million in 2007, an increase of $215.7 million. The increase was largely due to a decline in revenue of $48.4 million, a 2008 impairment charge of $281.1 million, an increase in sales and marketing costs of $2.1 million, and an increase in indemnification, investigation and litigation costs, net, of $3.8 million, partially offset by a decrease in other operating costs of $18.6 million, a decrease in corporate expenses of $46.0 million, an improvement in total other income (expense) of $25.3 million and lower cost of sales of $24.5 million.

Operating Revenue and Operating Loss — Overview

Operating revenue and operating loss in 2008 was $323.9 million and $381.3 million, respectively, compared with operating revenue of $372.3 million and an operating loss of $140.2 million in 2007. The decrease in operating revenue of $48.4 million compared to the prior year largely reflects a decrease in advertising revenue of $44.6 million and a decrease in circulation revenue of $2.8 million. The $241.1 million increase in operating loss in 2008 is primarily due to the $48.4 million decrease in operating revenue, the impairment charge of $281.1 million, an increase in indemnification, investigation and litigation costs, net of $3.8 million and an increase in sales and marketing costs of $2.1 million, partially offset by a decrease in corporate expenses of $46.0 million reflecting lower bad debt costs of $33.7 million and a decreased loss on sale of newspaper operations of $3.1 million, a decrease of $18.6 million in other operating costs and lower cost of sales of $24.5 million, reflecting lower direct wages and benefits of $13.0 million.

Operating Revenue

Operating revenue was $323.9 million in 2008 compared to $372.3 million in 2007, a decrease of $48.4 million.

Advertising revenue was $242.6 million in 2008 compared with $287.2 million in 2007, a decrease of $44.6 million or 16%. The decrease was largely a result of lower retail advertising revenue of $18.4 million, lower classified advertising of $19.6 million, lower national advertising revenue of $6.5 million and lower Internet advertising revenue of $0.1 million. The revenue declines accelerated in the second half of the year. The recessionary economy had significant negative effects on employment, real estate, auto and retailer advertising spending.

Circulation revenue was $74.8 million in 2008 compared with $77.6 million in 2007, a decrease of $2.8 million. The decline in circulation revenue was attributable to declines in volume, largely in the daily single copy category.

Operating Costs and Expenses

Total operating costs and expenses in 2008 were $705.2 million, compared with $512.5 million in 2007, an increase of $192.7 million. This increase is largely reflective of the impairment charge of $281.1 million, higher indemnification, investigation and litigation costs, net, of $3.8 million and higher sales and marketing expenses of $2.1 million. These increases were partially offset by lower other operating costs of $18.6 million, lower corporate expenses of $46.0 million reflecting lower bad debt expense of $33.7 million and a decreased loss on sale of newspaper operations of $3.1 million, lower cost of sales of $24.5 million reflecting lower wages and benefits of $13.0 million and lower depreciation and amortization of $5.4 million, largely due to 2007 direct response advertising cost amortization of $7.3 million, which is expensed as incurred in 2008, partially offset by higher depreciation in 2008 of $3.0 million.

Cost of sales, which includes newsprint and ink, as well as distribution, editorial and production costs was $215.8 million for 2008, compared with $240.3 million for 2007, a decrease of $24.5 million. Wages and benefits were $95.6 million in 2008 and $108.6 million in 2007, a decrease of $13.0 million, largely due to a decrease in headcount. Newsprint and ink expense was $47.5 million for 2008, compared with $50.6 million in 2007, a decrease of $3.1 million or approximately 6%. Total newsprint consumption in 2008 decreased approximately 19% compared with 2007 reflecting reductions in page sizes and lower circulation, largely offset by an increase in the average cost per metric ton of newsprint of approximately 16% in 2008. Other costs of sales were $72.7 million and $81.1 million in 2008 and 2007, respectively, a decrease of $8.4 million largely due to lower distribution and circulation expenses of $4.8 million, lower printing and production costs of $2.1 million and lower facility costs of $1.4 million, largely due to the full year impact of outsourcing of certain distribution activities.

Included in selling, general and administrative costs are sales and marketing expenses, other operating costs including administrative support functions, such as information technology, finance and human resources, and corporate expenses and indemnification, investigation and litigation costs, net.

Total selling, general and administrative costs were $462.7 million in 2008 compared to $240.1 million for 2007, an increase of $222.6 million. The increase is largely due to the impairment charge of $281.1 million, higher sales and marketing expense of $2.1 million and higher indemnification, investigation and litigation costs, net, of

$3.8 million. These costs were partially offset by lower other operating costs of $18.6 million and lower corporate expenses of $46.0 million.

Sales and marketing costs were $72.5 million in 2008, compared to $70.4 million in 2007, an increase of $2.1 million. The increase is largely due to higher telemarketing expenses of $6.3 million which were capitalized and amortized in 2007, increased outsourced call center costs of $1.5 million and increased outsourced ad production costs of $1.4 million, both of which were staffed internally and included in compensation in 2007, partially offset by a decrease in wages and benefits of $4.6 million resulting from outsourcing activities and other decreases in headcount, lower bad debt expense of $0.9 million, lower marketing and promotion costs of $0.5 million and lower temporary help of $0.4 million.

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations. Other operating costs were $63.7 million in 2008, compared to $82.3 million in 2007, a decrease of $18.6 million. The decrease reflects the 2007 write-off of capitalized direct response advertising costs of $15.2 million, 2007 costs of outsourcing certain distribution activities of $1.8 million, a 2007 write-off of capitalized software of $1.5 million, lower professional fees of $1.6 million and lower compensation and benefits, including severance, of $2.4 million. These increases were partially offset by the write-down, disposition, or write-off of property, plant and equipment totaling $3.9 million and costs related to printing plant relocation of $1.2 million. See Note 17 to the consolidated financial statements.

Impairment of goodwill, identifiable intangible and other long-lived assets was $281.1 million in 2008. The substantial acceleration in revenue declines in 2008, both in the industry and for the Company, in combination with the negative outlook for the economy and the continued decline in the Company’s market capitalization were considered by the Company to be indicators of potential impairment of its goodwill, intangible and other long-lived assets. The consequent impairment test resulted in a non-cash impairment charge of $209.3 million related to the write-off of goodwill and intangible assets and $71.9 million related to its long-lived assets consisting of property, plant and equipment of the Chicago newspaper operations for twelve months ended December 31, 2008. See Note 8 to the consolidated financial statements.

Corporate operating expenses in 2008 were $33.7 million compared to $79.7 million in 2007, a decrease of $46.0 million. This decrease is largely due to lower bad debt expense of $33.7 million related to a loan to a subsidiary of Hollinger Inc. in 2007, a decrease in loss on sale of newspaper operations of $3.1 million related to a settlement with CanWest (see Note 17 to the consolidated financial statements), lower legal and professional fees of $8.7 million reflecting lower internal audit and other compliance activity and related professional service fees and lower insurance costs, primarily directors and officers of $2.5 million. These costs were partially offset by higher compensation expenses of $0.3 million, costs associated with the Company’s strategic process of $0.6 million and costs associated with the Revised Settlement with Hollinger Inc. of $2.5 million. See Note 23(i) to the consolidated financial statements.

Indemnification, investigation and litigation costs, net, in 2008 were $11.6 million compared to $7.8 million in 2007, an increase of $3.8 million. In 2008 the Company recorded a recovery of $2.0 million of legal fees in connection with the Revised Settlement with Hollinger Inc. and in 2007 the Company recorded $47.7 million in recoveries resulting from a settlement with a former officer. Indemnification costs decreased $38.4 million to $9.4 million in 2008 from $47.8 million in 2007 as the criminal proceedings against former officers took place from March 2007 to July 2007, although certain appeals are continuing. Special Committee investigation costs decreased $2.7 million compared to 2007. See Note 18 to the consolidated financial statements.

Depreciation and amortization expense in 2008 was $26.7 million compared with $32.1 million in 2007, a decrease of $5.4 million. Depreciation expense increased by $3.0 million, as the Company recorded additional incremental depreciation expense in 2008 related to expected printing facility closings in Plainfield, Illinois versus the 2007 closing in Gary, Indiana, and impact of fixed asset additions. Amortization expense includes intangible amortization of $3.3 million and $11.7 million in 2008 and 2007, respectively, an $8.4 million decrease, largely due to direct response advertising costs capitalized and amortized in 2007 of $7.3 million and lower expense of $1.1 million in 2008 reflecting the write-off of intangibles in the third quarter of 2008. See Note 8 to the consolidated financial statements.

Largely as a result of the items noted above, the operating loss in 2008 was $381.3 million compared with $140.2 million in 2007, an increased loss of $241.1 million.

Interest and Dividend Income

Interest and dividend income in 2008 amounted to $4.9 million compared to $17.8 million in 2007, a decrease of $12.9 million, largely due to $7.2 million of interest received on the settlement with Radler in 2007 and the effect of lower average cash balances in 2008.

Other Income (Expense), Net

Other income (expense), net, in 2008 was income of $10.0 million compared to an expense of $27.8 million in 2007. The improvement of $37.8 million was largely due to a $35.0 million decrease in foreign exchange losses, a $3.5 million lower write-down of an investment in Canadian CP, partially offset by a write-down of other investments of $1.5 million. The decrease in foreign exchange losses largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and the net impact of certain intercompany and affiliated loans payable in Canadian dollars all of which result from the strengthening of the U.S. dollar during 2008, partially offset by a $1.0 million foreign currency write-off related to the liquidation of a foreign subsidiary. See Note 19 to the consolidated financial statements.

Income Taxes

Income taxes were a benefit of $13.1 million in 2008 and a benefit of $420.9 million in 2007. The 2008 benefit includes the reversal of contingent tax liabilities no longer deemed necessary of $34.7 million as the result of the Company receiving a notification from the CRA of the completion of a 2000 tax year audit resulting in no changes to the tax return. Provisions for additional interest on contingent liabilities, net of related tax benefits, amounted to $49.6 million in 2008 (excluding the reversal of interest of $15.4 million included in the $34.7 million contingent tax reversal previously mentioned) and $48.0 million in 2007. The 2007 benefit largely represents the impact of the settlement with the CRA, which resulted in an income tax benefit of $586.7 million, partially offset by increases in the valuation allowance for deferred tax benefits of $193.5 million. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for tax assets and reductions of tax contingency accruals due to the resolution of uncertainties. See Note 20 to the consolidated financial statements for a complete discussion of items affecting the Company’s income taxes.

2007 Compared with 2006

Income (Loss) from Continuing Operations — Overview

Income from continuing operations in 2007 amounted to $270.0 million, or income of $3.36 per share, compared to a loss of $77.6 million in 2006, or a $0.91 loss per share. In 2007, the Company recorded an income tax benefit of $420.9 million, compared to income tax expense of $57.4 million in 2006, a variation of $478.3 million, which was largely due to the settlement of tax issues with the CRA that resulted from an income tax benefit of $586.7 million largely as a result of a reduction of tax liabilities, partially offset by a charge of $193.5 million to increase the valuation allowance against U.S. deferred tax assets and to other factors as presented in Note 20 to the consolidated financial statements. The loss from continuing operations before income taxes increased from $20.2 million in 2006 to $150.9 million in 2007, an increase of $130.7 million. The decline was largely due to a decline in revenue of $48.1 million, an increase in corporate expenses of $28.0 million, an increase in other operating costs of $16.1 million, an increase in indemnification, investigation and litigation costs, net, of $25.2 million and an increase in other income (expense) of $30.4 million partially offset by lower cost of sales of $18.1 million.

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

Other operating costs consist largely of accounting and finance, information technology, human resources, property and facilities and other general and administrative costs supporting the newspaper operations. Other operating costs were $82.3 million in 2007, compared to $66.2 million in 2006, an increase of $16.1 million. The increase reflects a $15.2 million impairment charge in respect of capitalized direct response advertising costs (see Note 17 to the consolidated financial statements), an increase in web related support and other costs of $2.3 million, increased telecommunications expense of $1.4 million and increased professional fees of $1.2 million. These increases were partially offset by lower severance cost of $4.7 million. See Note 17 to the consolidated financial statements.

Corporate operating expenses in 2007 were $79.7 million compared to $51.7 million in 2006, an increase of $28.0 million. This increase is largely due to bad debt expense of $33.7 million related to a loan to a subsidiary of Hollinger Inc. and an adjustment of $13.6 million in 2007 to decrease the estimated net proceeds related to the sale of publishing interests in prior years. See Note 17 to the consolidated financial statements. These amounts are partially offset by lower compensation expenses of $10.0 million, lower legal and professional fees of $1.8 million reflecting lower internal audit and other compliance activity and professional service fees, lower insurance costs, primarily directors and officers of $2.3 million, lower business taxes of $1.6 million, lower general expenses of $0.9 million and lower property and facility costs of $0.7 million due to the closing of the New York office in 2006. The decrease in compensation reflects lower incentive compensation costs of $0.6 million, a $7.1 million reduction in severance expense and lower pension expense of $1.9 million.

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

Depreciation and amortization expense in 2007 was $32.1 million compared with $33.9 million in 2006, a decrease of $1.8 million. The Company recorded additional depreciation expense of $1.0 million and $2.7 million in 2007 and 2006, respectively, related to closing the New York office and printing facility closings in Chicago, Illinois and Gary, Indiana. Amortization expense includes $7.3 million and $7.5 million in 2007 and 2006, respectively, related to capitalized direct response advertising costs. See Note 17 to the consolidated financial statements.

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

Other Income (Expense), Net

Other income (expense), net, in 2007 was an expense of $27.8 million compared to income of $2.6 million in 2006. The deterioration of $30.4 million was largely due to a $19.5 million increase in foreign exchange losses and a $12.2 million write-down of Canadian CP that matured but was not redeemed and which remains outstanding, partially offset by a gain on sale of investments of $1.1 million. The increase in foreign exchange losses largely relates to the impact on U.S. denominated cash and cash equivalents held by a subsidiary in Canada and the net impact of certain intercompany and affiliated loans payable in Canadian dollars all of which result from the weakening of the U.S. dollar during 2007. See Note 19 to the consolidated financial statements.

Income Taxes

Income taxes were a benefit of $420.9 million in 2007 and an expense of $57.4 million in 2006. The benefit largely represents the impact of the settlement with the CRA, which resulted in an income tax benefit of $586.7 million. The Company’s income tax expense varies substantially from the U.S. Federal statutory rate primarily due to provisions for contingent liabilities to cover additional taxes and interest the Company may be required to pay in various tax jurisdictions, changes in the valuation allowance for tax assets and reductions of tax contingency accruals due to the resolution of uncertainties. See Note 20 to the consolidated financial statements for a complete discussion of items affecting the Company’s income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents amounted to $79.2 million at December 31, 2008 as compared to $142.5 million at December 31, 2007, a decrease of $63.3 million. Canadian subsidiaries held $29.9 million in cash at December 31, 2008 which, due to funding requirements in Canada, is unavailable to fund U.S. operations. Cash and cash equivalents at December 31, 2008 and December 31, 2007 exclude $20.2 million and $48.2 million, respectively, of Canadian CP that was initially purchased under the Company’s cash management program. However, because the Canadian CP was not redeemed at maturity in August 2007 due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund a redemption, the Company’s investments in Canadian CP have instead been recorded as investments and classified as non-current assets in the Consolidated Balance Sheet at December 31, 2008. See “Investments” below.

Investments

Investments include $7.4 million in Canadian CP ($20.2 million including accrued interest less a $12.8 million write-down). The Canadian CP was issued by certain special purpose entities sponsored by non-bank entities. See “Significant Transactions in 2008.”

Corporate Structure

Sun-Times Media Group, Inc. is a holding company and its assets consist primarily of investments in its subsidiaries and affiliated companies. As a result, the Company’s ability to meet its future financial obligations is dependent upon the availability of cash flows from its subsidiaries through dividends, intercompany advances and other payments. Similarly, the Company’s ability to pay any future dividends on its common stock may be limited as a result of its dependence upon the distribution of earnings of its subsidiaries and affiliated companies. The Company’s subsidiaries and affiliated companies are under no obligation to pay dividends and may be subject to or become subject to statutory restrictions and other restrictions that limit their ability to pay dividends or repatriate funds to the United States.

Bankruptcy and Insolvency Filings

On March 31, 2009, the Debtors filed voluntary petitions under the Bankruptcy Code in the Bankruptcy Court. During the pendency of the bankruptcy proceedings, the Debtors remain in possession of their properties and assets and the management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Since the Filings, the Company has continued to honor subscriptions and provide advertising services to its customers. In addition, the Company’s Canadian subsidiaries will likely apply for court-supervised reorganization under the CCAA. The Company’s Canadian subsidiaries have limited activities generally related to legacy pension and post-employment liabilities and certain litigation related contingent liabilities. At December 31, 2008, the Canadian subsidiaries had $29.9 million in cash and cash equivalents.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Filings automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against property of the Debtors are also enjoined. As a result, creditors of the Debtors are precluded from collecting pre-petition liabilities without the approval of the Bankruptcy Court. Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases and service agreements). Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages.

The Debtors have not as yet notified its known or potential creditors of the Filing in an effort to identify pre-petition claims against the Debtors. The Bankruptcy Court has not yet set the bar date, which is the last date for most parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company’s creditors. Litigation may be required to resolve any such disputes.

Currently, it is not possible to accurately predict the length of time the Company will operate under Chapter 11 and the supervision of the Bankruptcy Court, when or if the Company will file a plan or plans of reorganization or liquidation with the Bankruptcy Court, the outcome of the Chapter 11, including the impact on the Company’s financial condition, or the ultimate effect on the interests of the Company’s creditors and stakeholders. However, under the priority scheme established by the Bankruptcy Code and based on the amount and nature of the Company’s assets and liabilities, it is highly unlikely the Company’s common stock will retain any value or that stockholders will receive any distribution or consideration.

Unless otherwise indicated, the discussion of the Company and its business is presented in this 2008 10-K under the assumption that the Company will continue to realize its assets and settle its liabilities in the normal course of business. The outcome of the proceedings under the Bankruptcy Code will likely result in changes that materially affect the Company’s operations and financial condition. The following discussion on liquidity and capital resources does not reflect the effects the Filings will have on the timing and/or extent of settling liabilities in existence at or prior to the Filings.

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Consolidated Balance Sheet at December 31, 2008:

(In thousands)

Income taxes payable	$448
Deferred income tax liabilities	9,569
Other tax liabilities	607,960

$617,977

The Company has recorded accruals to cover contingent liabilities related to additional taxes, interest, and penalties it may be required to pay in various tax jurisdictions. Such accruals are included in “Other tax liabilities” listed above.

Efforts to resolve or settle certain tax issues are ongoing and may place substantial demands on the Company’s cash, cash equivalents, investments and other resources to fund any such resolution or settlement. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2009. See Note 20 to the consolidated financial statements.

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 16% during 2008 compared to 2007. The advertising revenue declines have accelerated in the third and fourth quarters of 2008 and the first quarter of 2009 with a decline in the first quarter of approximately 30% versus the first quarter of 2008. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006. As a result of continued declines in revenue, the deteriorating economic climate and the significant, pending tax liabilities, the Company has instituted bankruptcy proceedings as discussed above.

Other

The Company’s independent registered public accounting firm has issued an audit opinion which includes a statement expressing doubt as to the Company’s ability to continue as a going concern. See “Bankruptcy and Insolvency” and Note 1 to the consolidated financial statements.

Cash Flows

Cash flows used in continuing operating activities were $64.1 million in 2008, a $68.6 million decline compared with $4.5 million provided by continuing operating activities in 2007. The comparison of operating cash flows between years is affected by several key factors. Net income from continuing operations has decreased by $623.5 million to a loss of $353.5 million in 2008, compared to net income of $270.0 million for 2007. Income from continuing operations in 2007 includes an income tax benefit of $420.9 million, compared to income tax benefit of $13.1 million in 2008. The decrease between years amounted to $407.8 million, substantially all of which was comprised of non-cash items previously discussed. See Note 20 to the consolidated financial statements. Non-cash charges in 2008 included a write-off of goodwill and intangible assets of $209.3 million and a write-down of property, plant and equipment of $71.9 million, an expense of $10.5 million for lower estimated proceeds received from the sale of newspaper operations in prior years due to the CanWest arbitration award and a $10.2 million write-down of investments.

Cash flows provided by investing activities in 2008 were $12.5 million compared with cash flows used in investing activities of $48.0 million in 2007. The increase of $60.5 million in cash provided by investing activities is primarily the result of the 2007 purchase of $48.2 million in Canadian CP, which was somewhat offset by the 2007 collection of $8.5 million of notes receivable pursuant to the settlement with Radler and $25.5 million provided in 2008 from the sale of investments and other assets (largely the sale of Canadian CP).

Cash flows used in financing activities were $8.3 million in 2008 and $9.3 million in 2007. The $1.0 million decrease in cash used in financing activities is primarily attributable to the $7.0 million used for debt repayments and premiums upon extinguishment, escrow funding of $5.4 million in 2007, and 2008 escrow funding of $8.1 million (originally Cdn.$10.0 million) related to certain defamation cases in Canada.

Debt

Long-term debt, including the current portion, was $nil at December 31, 2008 and less than $0.1 million at December 31, 2007.

Leases

The Company is party to several leases for facilities and equipment. These leases are operating leases in nature.

Capital Expenditures

The Company has funded its recurring capital expenditures out of cash provided by operating activities or existing cash balances. The Company expects capital expenditures in 2009 to be lower than 2008 expenditures.

Dividends and Other Commitments

On December 13, 2006, the Company announced that its Board of Directors reviewed its dividend policy and voted to suspend the Company’s quarterly dividend of five cents ($0.05) per share. As a result, the Company did not pay any dividend in 2007 or 2008.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Commercial Commitments and Contractual Obligations

In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2008, letters of credit in the amount of $10.1 million were outstanding which are largely collateralized by restricted cash accounts.

Set out below is a summary of the amounts due and committed under the Company’s contractual cash obligations at December 31, 2008:

		Due in
		1 Year or	Due between	Due between	Due over
	Total	Less	1 and 3 Years	3 and 5 Years	5 Years
	(In thousands)

Long-term debt	$—	$—	$—	$—	$—
Operating leases	46,514	5,221	8,003	8,134	25,156
Purchase obligations(1)	27,300	9,100	18,200	—	—

Total contractual cash obligations(2)	$73,814	$14,321	$26,203	$8,134	$25,156

(1)	Pursuant to a ten-year distribution agreement, which is terminable upon three years’ notice. Amounts shown represent the base fixed fee component of the distribution agreement for three years ($9,100 per year).

(2)	Refer to “Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities” for a discussion of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” tax liabilities. Such amounts are excluded from this table as the Company is unable to reliably estimate the period of cash settlement, if any, with the taxing authority.

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

The Company also adopted FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers for one year the effective date of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, for the application of SFAS No. 157.

On December 4, 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), was issued. This Standard changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS No. 160. The adoption of this standard will not have a material impact on the Company’s results of operations or financial condition.

On March 19, 2008, SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS No. 161”), was issued. This Standard enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

On May 5, 2008, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of this standard will not have a material impact on the Company’s results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning at page 65 of this 2008 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

  (a)  Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the participation of its CEO and its CFO. Based on that evaluation, for the reasons and in respect of the matters noted below in the ensuing management’s report on internal control over financial reporting, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2008 in providing reasonable assurance that material information requiring disclosure was brought to management’s attention on a timely basis and that the Company’s financial reporting was reliable.

Procedures were undertaken in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that the consolidated financial statements included in this 2008 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was ineffective as of December 31, 2008, as a result of the following material weaknesses:

Advertising Revenue Recognition:  The Company identified a number of deficiencies related to the recognition of advertising revenue and has concluded that the deficiencies, in aggregate, represent a material weakness in internal controls relating to the recognition of advertising revenue. Specifically, the following deficiencies existed as of December 31, 2008:

•	The controls related to the review and monitoring of advertising rates were not operating effectively.

•	The review and approval controls related to advertising billing and related reconciliation process were not operating effectively.

•	Within the computer system used to process advertising revenue transactions, controls over access to the program and data were ineffectively designed and roles were not adequately defined and assigned to enforce an effective segregation of duties.

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

(c)	Changes in Internal Control over Financial Reporting and Other Remediation

No changes were made to the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The names, ages and position held of each of the directors and executive officers of the Company are set forth below. All directors are elected on an annual basis.

Name and Age	Position(s) with the Company

Jeremy L. Halbreich, 57	Chairman of the Board and Interim Chief Executive Officer
Michael E. Katzenstein, 49	Director
Thomas L. Kram, 50	Chief Financial Officer
James D. McDonough, 50	Chief Administrative Officer, General Counsel and Secretary
Robert B. Poile, 49	Vice Chairman of the Board
Graham W. Savage, 60	Director
Robert A. Schmitz, 68	Director
Blair Richard Surkamer, 56	President and Chief Operating Officer
Barbara Swanson, 51	Senior Vice President, Advertising and Marketing

The name, principal occupation, business experience and tenure as executive officer of the Company is set forth below. Unless otherwise indicated, all principal occupations have been held for more than five years.

Jeremy L. Halbreich, Chairman of the Board and Interim Chief Executive Officer. Mr. Halbreich was elected as a director in January 2009 and was appointed the Company’s Interim Chief Executive Officer in February 2009. Since September 2008, Mr. Halbreich has been Chairman of the Board, President and Chief Executive Officer of Amercomm LLC, a media management and investment holding company founded by Mr. Halbreich. From October 1998 to August 2008, Mr. Halbreich was founder, Chairman of the Board, President and Chief Executive Officer of American Consolidated Media LLC, a national owner and operator of approximately 100 community newspapers. Prior thereto, Mr. Halbreich was the President and General Manager of The Dallas Morning News, where he spent 24 years working in marketing and general management positions.

Michael E. Katzenstein, Director. Mr. Katzenstein was elected as a director in January 2009. Since January 1, 2009, Mr. Katzenstein has been a Senior Managing Director at FTI Consulting Inc., a global consulting firm. Prior to that, since 2001, Mr. Katzenstein had been a founding partner of CXO, L.L.C., a turnaround management and advisory firm, which was acquired by FTI Consulting in December 2008. Mr. Katzenstein currently serves as Chairman of the Board of RCN Corporation, a United States public reporting company.

Thomas L. Kram, Chief Financial Officer. Mr. Kram joined the Company in July 2004 as Corporate Controller and added the position of Chief Accounting Officer in January 2006. He was elected Chief Financial Officer in March 2009. Mr. Kram was formerly Vice President, Controller of Budget Group, Inc. from July 1997 through December 2003.

James D. McDonough, Chief Administrative Officer, General Counsel and Secretary. Mr. McDonough joined the company in January 2005 as Assistant General Counsel and Chief Counsel of the company’s Chicago Group, which includes the Chicago Sun-Times. He became the Vice President, General Counsel and Secretary of the Company on December 29, 2006 and Chief Administrative Officer in January 2009. Before joining the Company Mr. McDonough was a partner in the law firm of Gardner Carton & Douglas LLP in Chicago, where he acted as outside counsel to the Audit Committee of the Company.

Robert B. Poile, Director. Mr. Poile was elected as a director in June 2008. Mr. Poile is currently a Portfolio Strategist at Polar Securities, Inc. and has been President of Trident Advisors Inc., a private investment company co-founded by Mr. Poile, from June 1998 to present. From October 2004 to April 2007, Mr. Poile was President and Chief Executive Officer of ClubLink Corporation, an owner, operator and developer of golf courses. Mr. Poile currently serves as a Trustee of Cinram International Income Fund, a Canadian public reporting company.

Graham W. Savage, Director. Mr. Savage was elected as a director in 2003. Mr. Savage served for 21 years, seven years as the Chief Financial Officer, at Rogers Communications Inc., a major Toronto-based media and communications company. Mr. Savage currently serves as Chairman of Callisto Capital LP, a merchant banking firm based in Toronto. Mr. Savage currently serves as a director and chairman of the audit committee of Canadian Tire Corporation, Limited, a Canadian public reporting company, and as a director and chairman of the audit committee of Cott Corporation, a United States public reporting company.

Robert A. Schmitz, Director. Mr. Schmitz was elected as a director in January 2009. Since 1999, Mr. Schmitz has been a managing director at Quest Turnaround Advisors, LLC, a restructuring firm. In his capacity as a managing director of Quest, since 2008, he has served as Chief Restructuring Officer of World Space Inc., a global satellite radio company, and from 2004 to 2008, Mr. Schmitz served as Chief Operating Officer of PTV Inc., a holding company for a number of businesses in a variety of industries.

Blair Richard Surkamer, President and Chief Operating Officer. Mr. Surkamer has served as President of the Company since February 2009 and, from October 2007 to February 2009, as Chief Operating Officer of the Sun-Times News Group. Mr. Surkamer joined the Company in January 2007 as Vice President of Operations. Prior to joining the Sun-Times News Group, from 2003 to 2007, Mr. Surkamer was President and Chief Operating Officer of Rollex Corp., a manufacturer and distributor of building products based in Elk Grove Village, Illinois, and from 2002 to 2003, Mr. Surkamer was President of Graymills Corporation, a manufacturer of print, packaging and industrial fluid power products based in Chicago. Mr. Surkamer worked for Chicago Tribune Company from 1986 to 1997 in a variety of capacities, including as Director of Manufacturing and Distribution, Director of Metro Circulation and Production Director.

Barbara Swanson, Senior Vice President, Advertising and Marketing. Ms. Swanson joined the Company in March 2008 as Group Vice President, Advertising and Marketing and, in March 2009, became Senior Vice President, Advertising and Marketing. From October 2006 to March 2008, Ms. Swanson was Vice President, Sales-Midwest of A.R. Systems, Inc., a receivables management firm. Prior to that, from 1979 to 2006, Ms. Swanson worked for Chicago Tribune Company in a variety of capacities, most recently as Vice President, Classified Advertising.

Audit Committee

The Company’s Audit Committee currently consists of Messrs. Katzenstein, Schmitz and Savage (Chairman). The Board of Directors has previously determined that Mr. Savage, who became a member of the Audit Committee in November 2003, is an audit committee financial expert with the relevant accounting or related financial management expertise as described in Mr. Savage’s biography above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the directors and executive officers and any persons holding more than 10% of any equity security of the Company are required to report their initial ownership of any equity security and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this report any failure to file such reports by those dates during 2008. To the Company’s knowledge, except as set forth in the following sentence, based upon a review of the copies of the reports furnished to the Company and written representations that no other reports were required, these filing requirements were satisfied during the 2008 fiscal year. Form 3s and 4s were not timely filed as follows: (i) William G. Barker, III, the former Senior Vice President and Chief Financial Officer of the Company, failed to timely file five reports regarding the vesting of certain grants of Deferred Stock Units (“DSUs”) and restricted stock; (ii) Peter J. Dey, a former director of the Company, failed to timely file two reports regarding the grant of DSUs; (iii) Cyrus F. Freidheim, Jr., the former President and Chief Executive Officer of the Company, failed to timely file six reports regarding the vesting of certain grants of DSUs and restricted stock; (iv) Thomas L. Kram, the Chief Financial Officer of the Company, failed to timely file three reports regarding the vesting of certain grants of DSUs; (v) Rohit Kumar, the Vice President of Technology of the Company, failed to timely file two reports regarding the vesting of certain grants of DSUs; (vi) Frederic R. Lebolt, President of Fox Valley Publishing, failed to timely file one report regarding the vesting of a grant of DSUs; (vii) David C. Martin, the Senior Vice President, Business development of the Company, failed to timely file two reports regarding the vesting of certain grants of DSUs; (viii) James D. McDonough, the Chief Administrative Officer, General Counsel and Secretary of the Company, failed to timely file seven reports regarding the vesting of certain grants of DSUs and restricted stock; (ix) Robert B. Poile, a director of the Company, failed to timely file a Form 3 and one report regarding the grant of DSUs; and (x) Blair Richard Surkamer, the President and Chief Operating Officer of the Company, failed to timely file six reports regarding the vesting of certain grants of DSUs and restricted stock.

Item 11.	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table for Named Executive Officers

The following table sets forth compensation information for the fiscal year ended December 31, 2008 for (i) the person who served during 2008 as the Company’s principal executive officer, and (ii) the two other most highly compensated executive officers of the Company (collectively, the “named executive officers”).

								Non-Equity
								Incentive
					Stock		Option	Plan	All other
		Salary	Bonus		Awards		Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)(1)	($)		($)(2)		($)	($)	($)		($)

Cyrus F. Freidheim, Jr.(3),	2008	$380,800	—		$994,783	(4)	—	—	$12,356	(5)	$1,387,939
Former President and	2007	$680,000	—		$608,879	(4)	—	—	$12,079		$1,300,958
Chief Executive Officer	2006	$163,561	$87,561		$121,189	(4)	—	—	—		$372,311
Blair Richard Surkamer(6),	2008	$284,625	$94,875		$104,017		—	—	$14,266	(7)	$497,783
President and Chief Operating Officer	2007	$252,962	$319,062	(8)	$5,131		—	—	—		$577,155
James D. McDonough(9),	2008	$250,000	$84,562		$141,039		—	—	$7,155	(10)	$482,756
Chief Administrative	2007	$275,000	—		$76,482		—	—	$9,844		$361,326
Officer, General Counsel and Secretary	2006	$225,000	$25,000		$27,694		—	—	$13,090		$290,784

(1)	In 2008, each of the named executive officers received a grant of restricted Class A common stock in lieu of a portion of his cash salary as follows: (i) Mr. Freidheim received a grant of 262,465 shares of restricted stock in lieu of 44% of his 2008 base salary of $680,000; (ii) Mr. Surkamer received a grant of 31,625 shares of restricted stock in lieu of 10% of his 2008 base salary of $316,250; and (iii) Mr. McDonough received a grant of 27,500 shares of restricted stock in lieu of 10% of his 2008 base salary of $275,000. The grants vested 25%

on each of February 15, May 15, August 15 and November 15, 2008 and are reflected under “Stock Awards” and not under “Salary.”

(2)	The amounts in this column (other than $66,255 in 2006, $602,010 in 2007 and $695,583 in 2008 for Mr. Freidheim (as to which see Note (4) to this table below)) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) with respect to (i) awards of DSUs granted in 2007, and (ii) awards of restricted stock granted in 2008 as described in Note (1) to this table above. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K.

(3)	Mr. Freidheim became President and Chief Executive Officer on November 14, 2006. Prior to that date, Mr. Freidheim received compensation as a director of the Company. Amount shown under “Salary” for 2006 includes $76,000 of cash director fees paid to Mr. Freidheim in 2006 and amount shown under “Stock Awards” for 2006 includes $54,934 in respect of DSUs granted to Mr. Freidheim as a director in 2006. Mr. Freidheim’s employment with the Company terminated effective February 28, 2009.

(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with SFAS No. 123R with respect to (i) awards to Mr. Freidheim in December 2007 of 150,000 shares of restricted Class A common stock and 386,364 DSUs; and (ii) awards to Mr. Freidheim in November 2006 of 7,277 DSUs (including dividend equivalent DSUs) granted to him as a director, 100,000 shares of restricted Class A common stock and a stock opportunity award with respect to up to 400,000 shares of Class A common stock. See “— Employment Agreements — Terms of Freidheim Arrangement” for a detailed description of the 2006 awards. Under SFAS No. 123R, the grant date fair value of the awards of restricted Class A common stock are expensed ratably over the applicable vesting periods. The grant date fair value of the 200,000-share portion of the stock opportunity award that vests based upon the attainment of specified price levels for the Company’s Class A common stock was estimated for financial statement reporting purposes using a Monte Carlo simulation model and the estimated fair value is being expensed over the median expected vesting periods produced by the Monte Carlo simulation. With respect to the EBITDA Award portion of the stock opportunity award, under SFAS No. 123R, no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 because the relevant performance targets and objectives had not been established as of December 31, 2006, no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 because the Company determined that it was more likely than not that the threshold target for the EBITDA Award would not be met, and no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 because the threshold target for the EBITDA Award was not met.

(5)	Includes contributions made by the Company under the Company’s 401(k) plan ($3,063) and perquisites that aggregate less than $10,000.

(6)	Mr. Surkamer commenced employment with the Company as Vice President of Operations on February 12, 2007, became Chief Operating Officer-Sun-Times News Group on October 1, 2007 and became President and Chief Operating Officer of the Company on February 11, 2009.

(7)	Includes contributions made by the Company under the Company’s 401(k) plan ($3,063) and perquisites consisting of an automobile allowance and reimbursement of club membership dues and parking fees, none of which individually exceeds $25,000.

(8)	Consists of a sign-on bonus ($130,000) and a guaranteed bonus ($189,062).

(9)	Mr. McDonough became Chief Administrative Officer of the Company on February 11, 2009.

(10)	Includes contributions made by the Company under the Company’s 401(k) plan ($3,063) and perquisites that aggregate less than $10,000.

Employment Agreements

The Company has entered into compensation or employment arrangements or agreements with Messrs. Surkamer and McDonough. The Company has also entered into a Key Employee Severance Program Participation

Agreement with Mr. Surkamer. The Company has sought to reject these agreements in its Chapter 11 proceedings. The Company also had an employment arrangement with Mr. Freidheim. For a discussion of amounts paid or that could be payable to the named executive officers upon termination of employment or a change of control of the Company, see “Potential Payments Upon Termination or Change of Control.”

Terms of Freidheim Arrangement

On November 14, 2006, the Board of Directors appointed Mr. Freidheim as its President and Chief Executive Officer. In connection with Mr. Freidheim’s appointment, the Company agreed to a compensation arrangement (the “Freidheim Arrangement”) for Mr. Freidheim. The compensation arrangement with Mr. Freidheim provides for: (a) an annual base salary of $680,000; (b) an annual bonus for 2007 (with a target bonus of 100% of base salary and a maximum bonus of 200% of base salary), based on performance against EBITDA-based targets, payable 50% in cash and 50% in shares of the Company’s Class A common stock, with the number of shares to be determined based on the closing price of a share of the Company’s Class A common stock on November 14, 2006 ($5.53); (c) a pro-rata bonus for 2006 of $87,561; (d) a grant of 100,000 shares of restricted stock that vest 50% on November 15, 2007 and 50% on November 15, 2008, subject to continued employment as Chief Executive Officer on the applicable date; and (e) a grant of a “stock opportunity award” pursuant to which Mr. Freidheim will be eligible to earn (i) 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $7.00, and an additional 50,000 shares of the Company’s Class A common stock when the average daily closing price of a share of the Company’s Class A common stock over any consecutive four-month period exceeds $8.00, $9.00 and $10.00, respectively (so that a maximum of 200,000 shares of the Company’s Class A common stock may be earned under this portion of the stock opportunity award) and (ii) 50,000 shares (at threshold), 100,000 shares (at target) or 200,000 shares (at maximum) (the “EBITDA Award”) based on performance against two-year EBITDA-based targets and other long-term corporate objectives for Mr. Freidheim including, but not limited to, the Company’s financial strength, organization and management and strategy going forward (so that a maximum of 400,000 shares of the Company’s Class A common stock in the aggregate may be earned under both portions of the stock opportunity award), subject in each case to continued employment as Chief Executive Officer on the applicable date, and provided further that any shares earned under the stock opportunity award may not be sold, transferred or otherwise disposed of by Mr. Freidheim so long as he remains Chief Executive Officer of the Company (except to pay taxes incurred in connection with earning such shares). No shares were earned under the EBITDA Award because the cumulative EBITDA targets for 2007 and 2008 were not met. Mr. Freidheim’s employment with the Company terminated effective February 28, 2009.

Terms of Surkamer Arrangement

Mr. Surkamer commenced employment with the Company as Vice President of Operations on February 12, 2007 and became Chief Operating Officer-Sun-Times News Group on October 1, 2007 and President and Chief Operating Officer of the Company on February 11, 2009. In connection with Mr. Surkamer’s appointment, the Company agreed to a compensation arrangement (the “Surkamer Arrangement”) for Mr. Surkamer. The Surkamer Arrangement provides for: (a) an annual base salary of $275,000 (which was increased to $316,250 effective October 8, 2007 and $385,000 effective February 11, 2009); (b) a sign-on bonus of $130,000; (c) a guaranteed bonus for 2007 of 75% of Mr. Surkamer’s annual base salary; and (d) eligibility to receive an award under the Company’s 2006 Long-Term Incentive Plan (the “LTIP”) in an amount of up to 75% of Mr. Surkamer’s annual base salary (prorated based upon Mr. Surkamer’s start date). In addition, Mr. Surkamer is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company generally are eligible.

Terms of McDonough Agreement

Effective December 29, 2006, the Company entered into an Employment Agreement with Mr. McDonough (the “McDonough Agreement”) providing for Mr. McDonough’s employment as Vice President, General Counsel and Secretary of the Company. On February 11, 2009, Mr. McDonough also became Chief Administrative Officer of the Company. Mr. McDonough reports to the President and Chief Executive Officer of the Company. The

McDonough Agreement is for the period to December 31, 2007, and the term of employment is renewable for successive periods of one year upon expiration of the previous term, unless the Board of Directors or Mr. McDonough gives written notice of non-renewal at least 30 days prior to the end of each such period. The Company may also elect to terminate the McDonough Agreement at the end of its then current term without terminating Mr. McDonough’s employment with the Company. The McDonough Agreement was renewed for the period to December 31, 2008 and has again been renewed for the period to December 31, 2009.

Under the McDonough Agreement, Mr. McDonough is paid an annual salary of $275,000 (which was increased to $350,000 effective February 11, 2009) and will be eligible for an annual bonus targeted at 50% his annual base salary. In addition, Mr. McDonough is eligible to receive an annual award under the LTIP in an amount to be determined by the Compensation Committee. Mr. McDonough is eligible for participation in the Company’s other incentive programs, benefit plans and programs and perquisites for which other senior executives of the Company were, at the time, eligible, including executive life and long-term disability insurance, the premiums for which are paid for by the Company.

Outstanding Equity Awards at Fiscal 2008 Year-End

	Option Awards					Stock Awards
Equity
									Equity		Incentive
									Incentive		Plan
			Equity						Plan		Awards:
			Incentive						Awards:		Market or
			Plan						Number of		Payout
			Awards:						Unearned		Value of
	Number of	Number of	Number of			Number of		Market Value	Shares,		Unearned
	Securities	Securities	Securities			Shares or		of Shares	Units or		Shares,
	Underlying	Underlying	Underlying			Units of		or Units of	Other		Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That		Stock	Rights That		Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not		That Have	Have Not		That Have
	(#)	(#)	Options	Price	Expiration	Vested		Not Vested	Vested		Not Vested
Name	Exercisable	Unexercisable	(#)	($/Sh)	Date	(#)		($)(1)	(#)(2)		($)(1)

Cyrus F. Freidheim, Jr.(3)	—	—	—	—	—	257,576	(4)	$12,879	100,000	(5)	$5,000
Blair Richard Surkamer	—	—	—	—	—	75,345	(6)	$3,767	23,174		$1,159
James D. McDonough	—	—	—	—	—	62,382	(7)	$3,119	15,449		$772

(1)	Amounts are calculated based upon the per share closing price of the Class A common stock on December 31, 2008 of $0.05.

(2)	The amounts in this column (other than those for Mr. Freidheim (as to which see Note (5) to this table below)) consist of performance-vesting DSUs awarded pursuant to the Company’s LTIP and 1999 Stock Incentive Plan on December 21, 2007. Performance vesting DSUs vest at either threshold, target or maximum levels based on Sun-Times News Group cumulative EBITDA for 2007 and 2008 and individual two-year goals for each participant such that if the EBITDA target and individual goals are met, one-half of the DSU will vest in the first quarter of 2009 and the other half will vest in the first quarter of 2010. Amounts shown are based on full vesting of the DSU awards as all DSUs vested automatically upon the occurrence of the January 16, 2009 change in control.

(3)	Mr. Freidheim’s employment with the Company terminated effective February 28, 2009.

(4)	Consists of the unvested portion of a grant of 386,364 DSUs that vest 33 1/3% on each of December 18, 2008, 2009 and 2010, in each case subject to continued employment on such date. All DSUs vested automatically upon the occurrence of the January 16, 2009 change in control.

(5)	Consists of a grant in November 2006 of a “stock opportunity award.” See “— Employment Agreements — Terms of Freidheim Arrangement” for a description of this award. Amounts shown are based on achieving threshold performance under both portions of the stock opportunity award.

(6)	Consists of the unvested portion of (i) a grant of 89,844 DSUs that vest 33 1/3% on each of December 18, 2008, 2009 and 2010; and (ii) a grant of 23,174 DSUs that vest 33 1/3% on each of February 13, 2008, 2009 and 2010, in each case subject to continued employment on such date. All DSUs vested automatically upon the occurrence of the January 16, 2009 change in control.

(7)	Consists of the unvested portion of (i) a grant of 78,125 DSUs that vest 33 1/3% on each of December 18, 2008, 2009 and 2010; and (ii) a grant of 15,449 DSUs that vest 33 1/3% on each of February 13, 2008, 2009 and 2010, in each case subject to continued employment on such date. All DSUs vested automatically upon the occurrence of the January 16, 2009 change in control.

Potential Payments Upon Termination or Change of Control

Named Executive Officers Who Are Still Employed With the Company

Mr. Surkamer

On December 23, 2008 (the “Surkamer Effective Date”), the Company entered into a Key Employee Severance Program Participation Agreement with Mr. Surkamer (the “Surkamer Severance Agreement”), which supersedes all prior severance agreements between the Company and Mr. Surkamer. The Surkamer Severance Agreement provides that in the event Mr. Surkamer’s employment is terminated by the Company other than for cause or as a result of death or permanent disability prior to a change in control, Mr. Surkamer will receive the following: (i) a lump sum payment for any accrued, unused vacation time, reduced by all applicable tax withholding requirements; (ii) a lump sum payment equal to Mr. Surkamer’s then current target bonus; (iii) continuation of Mr. Surkamer’s base salary in effect on the date of termination, payable in the same manner that Mr. Surkamer’s payroll is currently handled, less all appropriate withholding amounts and deductions, for the one-year period immediately following Mr. Surkamer’s termination; and (iv) continuation of all then-current welfare benefit programs in which Mr. Surkamer participates on the date of his termination of employment, subject only to Mr. Surkamer’s continued premium contributions at the same level as on the date of termination, for the one-year period immediately following Mr. Surkamer’s termination.

In the event of a change in control, and the subsequent termination of Mr. Surkamer’s services by the Company other than for cause or as a result of death or permanent disability or by Mr. Surkamer for good reason, Mr. Surkamer will receive the following: (i) a lump sum payment for any accrued, unused vacation time, reduced by all applicable tax withholding requirements; (ii) a lump sum payment equal to Mr. Surkamer’s then current target bonus multiplied by 2; (iii) continuation of Mr. Surkamer’s base salary in effect on the date of termination, payable in the same manner that Mr. Surkamer’s payroll is currently handled, less all appropriate withholding amounts and deductions, for the two-year period immediately following Mr. Surkamer’s termination; and (iv) continuation of all then-current welfare benefit programs in which Mr. Surkamer participates on the date of his termination of employment, subject only to Mr. Surkamer’s continued premium contributions at the same level as on the date of termination, for the one-year period immediately following Mr. Surkamer’s termination. In the event of a change in control that is a Stock Acquisition Change in Control or a Disposition Change in Control, and the subsequent termination of Mr. Surkamer’s services by Mr. Surkamer for good reason, Mr. Surkamer will not be entitled to the severance benefits described above if, in connection with such change in control, he is offered a position substantially similar to his then current position or he is employed by the purchaser in such change in control within one year following such change in control. Under the terms of the Surkamer Severance Agreement and of the equity-based awards he has been granted by the Company, all unexpired equity-based awards then held by Mr. Surkamer will vest upon a change in control. The term of the Surkamer Severance Agreement runs from the Surkamer Effective Date until the second (2nd) anniversary of the Surkamer Effective Date and shall automatically renew for successive one (1) year intervals thereafter unless the Company shall have given at least one hundred eighty (180) days advance written notice to Mr. Surkamer of the cessation of such automatic renewal. Mr. Surkamer has agreed that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-solicitation provisions as set forth in the Surkamer Severance Agreement.

For purposes of the Surkamer Severance Agreement, a “change in control” of the Company is deemed to have occurred upon: (a) the acquisition of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities (a “Stock Acquisition Change in Control”); or (b) the entry into a plan or agreement for a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company (a “Disposition Change in Control”); or (c) the members of the Board of Directors as of the Surkamer Effective Date and any new directors whose election by the Board or nomination by the Board for election was approved by a vote of a least two-thirds of the directors then still in office who either were in office on the Surkamer Effective Date or whose election or nomination for election was previously so approved ceasing for any reason to constitute at least a majority of the Board. Under the terms of the Surkamer Severance Agreement, “cause” means (i) Mr. Surkamer engaging in intentional and willful misconduct, including a breach of his duty of loyalty to the Company, to the detriment of the Company, or (ii) Mr. Surkamer being convicted of, or entering a plea of nolo contendere to, a crime involving fraud, dishonesty or violence. Under the terms of the Surkamer Severance Agreement, “good reason” means the occurrence of a change in control followed by Mr. Surkamer experiencing (i) a material reduction in base salary, title, authority or responsibilities, (ii) required relocation more than 50 road miles from the office where Mr. Surkamer currently works, or (iii) the failure of the Company to obtain an explicit undertaking from any successor to honor the terms of the Surkamer Severance Agreement. The reconstitution of the Company’s Board of Directors on January 16, 2009 constituted a change in control under the Surkamer Severance Agreement.

On February 12, 2008, the Company granted a Cash Incentive Award under the LTIP to Mr. Surkamer with a target amount of $118,594. Under the LTIP, upon a change in control (which the reconstitution of the Company’s Board of Directors on January 16, 2009 constituted) the award vested at target and will be paid upon the earliest of: (i) February 12, 2011, (ii) death, (iii) permanent disability, (iv) retirement (termination after age 59 1/2 and with at least 5 years of service), (v) involuntary termination without cause (as defined in the Surkamer Severance Agreement), (vi) voluntary termination for Good Reason (as defined in the Surkamer Severance Agreement), or (vii) the closing of a business combination. Upon the change in control, Mr. Surkamer’s then-vested 98,519 DSU’s (valued at $4,926 using the per share closing price of $0.05) automatically vested.

The Company has sought to reject the Surkamer Severance Agreement and the Cash Incentive Award in its Chapter 11 proceedings.

Mr. McDonough

The McDonough Agreement may be terminated: (a) by Mr. McDonough at the end of the term; (b) upon Mr. McDonough’s death or disability; (c) by the Company for cause; or (d) by Mr. McDonough for any reason upon 30 days’ notice, in which case Mr. McDonough will be entitled to receive his salary and health and welfare benefits through his final date of active employment, plus any accrued but unused vacation pay and any benefits required by law or any other plan or program in which he is a participant. Under the terms of the McDonough Agreement, “cause” means that Mr. McDonough has (i) been convicted of (or has pleaded guilty or no contest to) a felony, or (ii) engaged in conduct that constitutes willful gross neglect or willful gross misconduct with respect to his employment duties; provided, no act or omission on Mr. McDonough’s part shall be considered “willful” if conducted in good faith and with a reasonable belief that his conduct was in the best interests of the Company and further provided the Company may not terminate Mr. McDonough’s employment under clause (ii) unless Mr. McDonough is given at least thirty days to cure any such conduct (if capable of cure), and has received a certified copy of a resolution of the Board of Directors terminating his employment for cause and stating specifically the conduct that the Board believes satisfies the definition of cause.

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

In the event of a change of control of the Company and the subsequent termination of Mr. McDonough’s employment by the Company without cause, by the Company at the end of the then current term without comparable severance policies then in effect or by Mr. McDonough for good reason, within 24 months after the change of control, Mr. McDonough will be entitled to his base salary and health and welfare benefits through his final date of active employment and any accrued but unused vacation pay. Mr. McDonough will also be entitled to receive: (a) a lump sum amount equal to his final annual base salary, multiplied by two, plus two times his target bonus, (b) a target bonus for the year of termination prorated for service through the date of termination, (c) the continuation of health and welfare benefits for a period ending two years from the date of termination, and (d) any bonus that was earned with respect to a prior calendar year but not paid as of the date of termination. In addition, upon a change of control, all unvested awards and grants become immediately fully vested and payable (if applicable). All severance payments will be made to Mr. McDonough in a single lump sum payment on a date that is not later than ten business days following the date of termination of his services. The McDonough Agreement provides that if payments to Mr. McDonough would result in the imposition of an excise tax under Section 4999 of the Code, then the payments will be reduced so that no excise tax will be imposed, but only if the effect of such reduction would be to place Mr. McDonough in a better after-tax economic position than he would have been in had no such reduction been effected.

For purposes of the McDonough Agreement, a “change of control” of the Company is deemed to have occurred upon:

•	the acquisition of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities; or

•	the members of the Board of Directors as of December 29, 2006 (the “Effective Date”) and any new directors whose election by the Board or nomination by the Board for election was approved by a vote of a least two-thirds of the directors then still in office who either were in office on the Effective Date or whose election or nomination for election was previously so approved ceasing for any reason to constitute at least a majority of the Board;

•	the adoption, enactment or effectiveness of any action that materially limits or diminishes the power or authority of the Company’s board of directors or any committee thereof, if such action has not been approved by a vote of a least two-thirds of the directors then still in office who either were in office on the Effective Date or whose election or nomination for election was previously so approved ceasing for any reason to constitute at least a majority of the Board; or

•	the consummation of, or the execution of a definitive agreement the consummation of which would result in, a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company to an unaffiliated buyer; or

•	the shareholder approval of a complete liquidation or dissolution of the Company.

The reconstitution of the Company’s Board of Directors on January 16, 2009 constituted a change in control under the McDonough Agreement. Under the terms of the McDonough Agreement, “good reason” exists if a change of control has occurred and, at any time during the twenty-four months thereafter, any of the following has also occurred: (i) Mr. McDonough’s title, authority, or principal duties are materially reduced, materially diminished or eliminated; (ii) Mr. McDonough’s base salary is reduced or his benefits are diminished (except in connection with reduction of base salaries or benefits, as the case may be, on substantially a Company-wide basis, so long as Mr. McDonough’s reduction is not less favorable on a percentage basis than the reductions applicable to other members of senior management of the Company); or (iii) Mr. McDonough’s principal place of employment is relocated to a location that results in an increase in his one-way commute of more than thirty-five road miles from the prior commuting distance.

Mr. McDonough has agreed that during his employment with the Company, and for a period of one year after the effective date of his termination from the Company for whatever reason, he will be subject to non-competition and non-solicitation provisions as set forth in the McDonough Agreement.

On February 12, 2008, the Company granted a Cash Incentive Award under the LTIP to Mr. McDonough with a target amount of $103,125. Under the LTIP, upon a change in control (which the reconstitution of the Company’s Board of Directors on January 16, 2009 constituted) the award vested at target and will be paid upon the earliest of: (i) February 12, 2011, (ii) death, (iii) permanent disability, (iv) retirement (termination after age 59 1/2 and with at least 5 years of service), (v) involuntary termination without cause (as defined in the McDonough Agreement), (vi) voluntary termination for Good Reason (as defined in the McDonough Agreement), or (vii) the closing of a business combination. Upon the change in control, Mr. McDonough’s then-vested 77,831 DSU’s (valued at $3,892 using the per share closing price of the Class A common stock at December 31, 2008 of $0.05) automatically vested.

The Company has sought to reject the McDonough Agreement and the Cash Incentive Award in its Chapter 11 proceedings.

Named Executive Officers Who Are No Longer Employed With the Company

Mr. Freidheim

Pursuant to the Freidheim Arrangement, after December 31, 2007, either the Company or Mr. Freidheim could terminate the employment relationship with 60 days’ notice. If Mr. Freidheim’s employment was terminated by the Company (other than for cause or due to death or disability), Mr. Freidheim would be entitled to receive continuation of his base salary, target annual bonus and employee benefits through the date falling six months following the date of termination of employment. In addition, if Mr. Freidheim’s employment was terminated by the Company (other than for cause or due to death or disability), then (i) his shares of restricted stock that would have vested during the 12-month period following termination would be treated as vested as of the date of termination; and (ii) Mr. Freidheim would have 12 months from the date of termination of employment to earn the shares of the Company’s Class A common stock under his stock opportunity award, and after such 12-month period such award would be cancelled and expire. In the event of a change of control of the Company as defined in the LTIP, and the subsequent termination of Mr. Freidheim’s employment by the Company without cause or by Mr. Freidheim for good reason, within 24 months after the change of control, Mr. Freidheim would be entitled to his base salary and health and welfare benefits through his final date of active employment and any accrued but unused vacation pay. Mr. Freidheim would also be entitled to receive: (a) a lump sum amount equal to 50% of his final annual base salary, plus 50% of the higher of his target bonus or the highest annual bonus actually received during the two most recent years, (b) a target bonus for the year of termination prorated for service through the date of termination, and (c) the continuation of health and welfare benefits for a period ending six months from the end of the current term of his agreement. In addition, upon a change of control, all unvested awards and grants become immediately fully vested and payable (if applicable). All severance payments would be made to Mr. Freidheim in a single lump sum payment on a date that is not later than ten business days following the date of termination of his services. For purposes of the Freidheim Arrangement, a “change of control” of the Company was deemed to have occurred upon:

•	the acquisition of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities; or

•	the members of the Board of Directors as of the date on which Mr. Freidheim’s employment began (the “Effective Date”) and any new directors whose election by the Board or nomination by the Board for election was approved by a vote of a least two-thirds of the directors then still in office who either were in office on the Effective Date or whose election or nomination for election was previously so approved ceasing for any reason to constitute at least a majority of the Board; or

•	the adoption, enactment or effectiveness of any action that materially limits or diminishes the power or authority of the Company’s board of directors or any committee thereof, if such action has not been approved by a vote of at least two-thirds of the directors then still in office who either were in office on the Effective Date or whose election or nomination for election was previously so approved ceasing for any reason to constitute at least a majority of the Board; or

•	the consummation of, or the execution of a definitive agreement the consummation of which would result in, a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company to an unaffiliated buyer; or

•	the consummation of a complete liquidation or dissolution of the Company.

For purposes of the Freidheim Arrangement, “good reason” was deemed to have occurred if Mr. Freidheim’s title, authority, or principal duties are reduced, diminished or eliminated, his base salary is reduced, his benefits were diminished, his principal place of employment was relocated more than thirty-five (35) road miles from its then-current location, or his target bonus opportunity was reduced.

On October 24, 2008, the Company and Mr. Freidheim entered into an amendment to the Freidheim Arrangement, which primarily served to restore Mr. Freidheim’s severance benefit, which had expired on December 31, 2007. In addition, the amendment provided that in the event of a reorganization, recapitalization or other transaction which constitutes a “Rule 13e-3 Transaction” under Rule 13e-3 of the Securities Exchange Act of 1934 and does not otherwise constitute a change of control, Mr. Freidheim’s unvested long-term incentive awards would nevertheless immediately vest and become immediately payable. The amendment also provided for gross up protection in the event Mr. Freidheim becomes subject to the 20% excise tax imposed under Section 4999 of the Internal Revenue Code. In addition, the amendment provided that Mr. Freidheim would be subject to non-compete and non-solicitation provisions for six months following his termination date and that if the Company reduced Mr. Freidheim’s annual base salary or his target bonus opportunity without his prior written consent, he could voluntarily terminate his employment with the Company and such termination would be deemed an involuntary termination by the Company without cause, entitling Mr. Freidheim to the benefits discussed above.

On February 12, 2008, the Company granted a Cash Incentive Award under the LTIP to Mr. Freidheim with a target amount of $510,000. Under the LTIP and the Freidheim Arrangement as amended, upon a change in control (which the reconstitution of the Company’s Board of Directors on January 16, 2009 constituted) the award vested at target and became immediately payable and was paid to Mr. Freidheim. Upon the change in control, Mr. Freidheim’s then-unvested 257,576 DSUs (valued at $12,879 using the per share closing price of the Class A common stock on December 31, 2008 of $0.05) also automatically vested. Effective February 28, 2009, Mr. Freidheim terminated his employment with the Company and, because the termination was voluntary received only payments for accrued vacation.

Directors’ Compensation

Under the terms of the Company’s compensation arrangements with directors that were effective in 2008, each non-management director received an annual director retainer of $50,000 per annum and a fee of $3,000 for each board meeting attended. Committee chairs and committee members received retainers and meeting attendance fees which vary among committees. The chair of the Audit Committee received a $20,000 annual retainer, while Audit Committee members received a $10,000 annual retainer and all Audit Committee members received a fee of $3,000 per meeting attended. The chair of the Compensation Committee received an annual retainer of $5,000, and all Compensation Committee members received a fee of $3,000 per meeting attended. The chair of the Nominating & Governance Committee received an annual retainer of $5,000, and all Nominating & Governance Committee members received a fee of $3,000 per meeting attended. The chair of the Special Committee received a meeting attendance fee of $7,500, and all Special Committee members received a fee of $5,000 per meeting attended. All members of the Strategic Alternatives Committee, which was established by the Board of Directors in February 2008, received a fee of $3,000 per meeting attended. Directors are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

The annual director’s retainer for 2008 was paid quarterly in the form of DSUs granted under the Company’s 1999 Stock Incentive Plan. The DSUs were issued in quarterly installments as of the last business day of each fiscal quarter, with the number of DSUs being issued with respect to annual director retainer payments as of each such date being determined by dividing the amount of the annual director retainer payable by the fair market value of a share of our Class A common stock on the last trading day of such fiscal quarter. Each DSU represents an unfunded, unsecured right to receive a share of Class A common stock after the date the non-management director ceases to be a member of the Board of Directors. DSUs attract additional dividend equivalent DSUs if the Company declares a cash or stock dividend on its outstanding Class A common stock. Each non-management director also received a grant of an additional 1,000 DSUs under the 1999 Stock Incentive Plan each fiscal quarter. Because of the decline in the Company’s stock price and the resulting dilution caused by the issuance of DSUs to non-management directors, effective June 30, 2008, the Board of Directors approved changes to the Company’s compensation arrangements with non-management directors to provide that (i) all of the annual director’s retainer be paid in cash, and (ii) the quarterly DSU issuance was eliminated and each non-management director would instead be paid a cash amount each calendar quarter equal to the value of 1,000 shares of Class A common stock (valued based upon the per share closing price of the Class A common stock on the last trading day of the calendar quarter).

The Board of Directors also maintained a stock ownership requirement for non-management Board members. Each non-management director is required to own shares of Class A common stock with an aggregate fair market value equal to at least five times the amount of the annual director retainer. Non-management directors will have five years to satisfy this requirement and all DSUs granted to a non-management director will count towards the satisfaction of this requirement. The stock ownership requirement was suspended effective June 30, 2008.

The Board determined that, in addition to not applying to management directors, the arrangements described above would also not apply to William Aziz and G. Wesley Voorheis, who became members of the Company’s Board of Directors on August 1, 2007 and who are employees of the Company’s controlling stockholder.

On August 7, 2006, the Compensation Committee approved a new compensation arrangement for Raymond G.H. Seitz under which he would be paid an annual retainer of $300,000 for serving as the Non-Executive Chairman of the Board, with 50% of such retainer paid in cash and 50% paid in DSUs. Such retainer is in lieu of all other retainers and meeting attendance fees, except that Mr. Seitz will continue to be paid meeting fees for attending meetings of the Special Committee. Effective June 30, 2008, the Board of Directors modified the arrangement to provide that 100% of the annual retainer would be paid in cash.

On January 16, 2009, the Company’s Board of Directors was reconstituted. On March 2, 2009, the Board of Directors modified the Company’s compensation policy for directors, effective January 16, 2009, so that each member of the Board of Directors be compensated for his or her service on the Board in the amount of $200,000 per annum, payable at such times as shall be determined from time to time by the Chairman of the Board, and that any director who devotes at least four (4) hours in any day to matters benefiting the Company be entitled to compensation therefor in the amount of $3,000, subject to the receipt by the Company of reasonable documentation with respect thereto. These compensation arrangements do not apply to Mr. Halbreich, Chairman of the Board and Interim Chief Executive Officer of the Company. Mr. Halbreich’s compensation arrangement with the Company provides that he be paid $6,000 per day for days he works full-time as Interim Chief Executive Officer of the Company.

The table below summarizes the compensation paid by the Company to non-management directors in respect of services in 2008.

	Fees Earned or Paid
	in Cash	Stock Awards	Total
Name	($)	($)(1)	($)

Current Directors(2)
Robert B. Poile(3)	$57,220	$1,427	$58,647
Graham W. Savage(4)	$185,220	$26,210	$211,430
Former Directors
William Aziz(5)	—	—	—
Brent D. Baird(5)	$26,000	$24,497	$50,497
Albrecht W.A. Bellstedt(5)	$24,000	$24,497	$48,497
Herbert A. Denton(4)	$112,220	$26,210	$138,430
Peter Dey(4)	$87,720	$26,210	$113,930
Cyrus F. Freidheim, Jr.(4)	—	—	—
Edward Hannah(5)(6)	$15,000	$38,970	$53,970
Gordon A. Paris(4)	$173,720	$26,210	$199,930
Raymond G.H. Seitz(4)	$316,500	$75,000	$391,500
G. Wesley Voorheis(5)	—	—	—

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS No. 123R with respect to DSUs, which are issuable in the form of shares upon the termination of a director’s service as a member of the Board. These amounts also reflect the grant date fair value of the DSUs granted to directors in 2008 (computed in accordance with SFAS No. 123R).

Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K.

(2)	Excludes Messrs. Halbreich, Katzenstein and Schmitz who were elected to the Company’s Board of Directors on January 16, 2009.

(3)	Mr. Poile was elected to the Company’s Board of Directors on June 20, 2008.

(4)	On January 16, 2009, Messrs. Denton, Dey, Freidheim, Paris Savage and Seitz were removed from the Company’s Board of Directors. On January 30, 2009, Mr. Savage was re-elected to the Board of Directors.

(5)	Effective June 18, 2008, Messrs. Aziz, Baird, Bellstedt, Hannah and Voorheis resigned from the Company’s Board of Directors.

(6)	Includes expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 with respect to 5,953 DSUs issued to Mr. Hannah on March 31, 2008 in respect of his service on the Board of Directors from August 1, 2007 through December 31, 2007. Because these DSUs were not issued until March 31, 2008, no expense was recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 with respect to such DSUs.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2009, unless otherwise indicated, certain information regarding those persons or entities known to hold more than 5% of the outstanding shares of Class A Common Stock, and ownership of Class A Common Stock by the named executive officers, the directors, nominees for election and all directors and executive officers as a group. The beneficial ownership information of each of these persons or entities is based upon, where applicable, filings with the SEC as noted in the footnotes to the table.

	Class and Total Number of Shares		Percent
Name and Address	Beneficially Owned(1)		of Class

Hollinger Inc. and affiliates(2)	17,271,923	Class A Common	20.6%
100 King Street West, Suite 3700
Toronto, Ontario M5X 1C9 Canada
Polar Securities Inc.(3)	9,038,163		10.8%
372 Bay Street, 21st Floor Toronto, Ontario M5H 2W9 Canada
K Capital Partners, LLC(4)	8,621,312	Class A Common	10.3%
855 Boylston Street, 11th Floor Boston, MA 02116
Davidson Kempner Partners(5)	4,858,073	Class A Common	5.8%
65 East 55th Street, 19th Floor New York, NY 10022
Cyrus F. Freidheim, Jr.	540,000	Class A Common	*
Jeremy L. Halbreich	290,000	Class A Common	*
Michael E. Katzenstein	0
Thomas L. Kram	35,083	Class A Common	*
James D. McDonough	138,477	Class A Common	*
Robert B. Poile	62,493	Class A Common	*
Graham W. Savage	64,342	Class A Common	*
Robert A. Schmitz	0	Class A Common	*
Blair R. Surkamer	118,394	Class A Common	*
Barbara Swanson	0	Class A Common	*
All current directors and executive officers as a group (9 persons)(6)	708,789	Class A Common	*

*	An asterisk (*) indicates less than one percent of a class of stock.

(1)	Includes 2,914 shares issuable pursuant to DSUs to Mr. Poile.

(2)	As reported in Schedule 13D filed with the SEC on June 19, 2008.

(3)	As reported on a Form 4 filed with the SEC on December 30, 2008.

(4)	As reported in Schedule 13D filed with the SEC on December 18, 2008.

(5)	As reported in Schedule 13D filed with the SEC on January 22, 2009.

(6)	Includes 2,914 shares issuable pursuant to DSUs. Mr. Freidheim served as an executive officer of the Company during 2008 but his employment with the Company was terminated prior to the date hereof. Accordingly, because this line item reflects the beneficial ownership of our current directors and executive officers, the beneficial ownership of Mr. Freidheim is not included herein.

Equity Compensation Plan Information

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans
	Options, Warrants and	Warrants and	(Excluding Securities
Plan Category	Rights(a)	Rights(b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	297,683	$7.90	1,784,313
Equity compensation plans not approved by security holders	—	—	—

Total	297,683	$7.90	1,784,313

Item 13.	Certain Relationships and Related Transactions

Related Party Transactions

The Company has recorded $9.4 million of expenses on behalf of current and former executive officers and directors of the Company during the year ended December 31, 2008. The majority of these expenses relate to payments of fees for legal counsel representing former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations or with respect to criminal proceedings and litigation. Payments of such fees were made pursuant to indemnification provisions of the Company’s Certificate of Incorporation and the Company’s by-laws.

On March 25, 2008, the Company announced that it had agreed to the terms of a settlement (the “Settlement”) that resolved the various disputes and litigation between the Company and Hollinger Inc. At the time of the Settlement, Hollinger Inc. was the owner of all of the outstanding shares of the Company’s Class B Common Stock, which had ten votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represented 19.6% of the outstanding equity of the Company and 70.0% of the voting power of the Company’s outstanding common stock at the time of the Settlement.

On March 24 and 25, 2008, respectively, the Special Committee and the Company’s full Board of Directors approved the Settlement. The Settlement was also approved by the Hollinger Inc. Board of Directors.

On May 14, 2008, the Company announced it had agreed to the Revised Settlement. The Revised Settlement was approved by the Company’s full Board of Directors and the Hollinger Inc. Board of Directors. The Company amended its SRP to ensure that the execution and delivery of the Company’s agreement to the Revised Settlement and the consummation of the Revised Settlement did not cause the Rights to become exercisable or otherwise trigger the provisions of the SRP. On May 26, 2008, the Revised Settlement was approved in Ontario, Canada, under the CCAA.

The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger Inc. of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger Inc. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company granted demand registration rights with respect to the shares of Class A Common Stock that resulted from the conversion of the shares of Class B Common Stock, as well as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger Inc. pursuant to the Revised Settlement. The Company recorded $0.8 million in expense (including fees) related to the issuance of the 1.499 million shares of Class A Common Stock and $1.7 million related to the write-off of a receivable from Hollinger Inc. and its subsidiaries. In addition, to the previously mentioned write-off of the fully reserved loan of $33.7 million due from a subsidiary of Hollinger Inc.

Under the Revised Settlement, all shares of Class A Common Stock issued to Hollinger Inc. will be voted by the indenture trustees for certain notes issued by Hollinger Inc., but such trustees together will only be able to vote shares of common stock not exceeding 19.999% of the outstanding common stock of the Company at any given time.

Pursuant to a stipulation and agreement of settlement of U.S. and Canadian class actions against the Company and Hollinger Inc. and an insurance settlement agreement dated June 27, 2007, up to $24.5 million (plus interest, less fees and expenses) will be paid to the Company, Hollinger Inc. and/or other claimants under their directors’ and officers’ insurance policies (the “Insurance Settlement Proceeds”). Payment of the Insurance Settlement Proceeds is subject to the approval of various United States and Canadian courts. Under the terms of the Revised Settlement, Hollinger Inc. and the Company will cooperate to maximize the recoverable portion of the Insurance Settlement Proceeds payable to them collectively (as opposed to other claimants) and they have agreed that the Company will receive 85% and Hollinger Inc. will receive 15% of the amounts to be received collectively by Hollinger Inc. and the Company (as opposed to amounts received by other claimants) from such proceeds. Also, the collective recoveries, if any, of Hollinger Inc. and the Company on account of their claims against Hollinger Inc.’s controlling parent company, Ravelston, which is in insolvency proceedings in Ontario, Canada, will be divided equally between Hollinger Inc. and the Company.

The Revised Settlement provided that the Company would be reimbursed by Hollinger Inc. for up to $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger Inc.’s CCAA proceedings. The Company received payment of $2.0 million in June 2008.

Pursuant to the Revised Settlement, on June 23, 2008, the Company announced that the six directors of the Company appointed by Hollinger Inc. on July 31, 2007 resigned from the Board of Directors. Thereafter, Peter J. Dey and Robert B. Poile were elected as directors. The two events had the effect of reducing the size of the Board of Directors from eleven to seven.

Under the terms of the Revised Settlement, certain of the Company’s claims against Hollinger Inc. were allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims is capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger Inc. Under the terms of the Revised Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger Inc. against third parties. All of the Company’s claims against Hollinger Inc. other than the Allowed Claims were released as part of the general mutual release that, among other things, discontinued any and all pending litigation between the Company and Hollinger Inc., including all of the litigation pending in the United States District Court for the Northern District of Illinois.

Director Independence

The Board of Directors has made no determination as to the independence of each director.

Certain Business Relationships

One of the Company’s directors, Michael E. Katzenstein, has served as a Senior Managing Director of FTI Consulting Inc., a global consulting firm, since January 1, 2009. From January 1, 2008 through March 31, 2009, the

Company paid FTI Consulting $1,006,000 for litigation support, and advisory services related to cash management planning and forecasting and bankruptcy preparation. $888,000 of this amount has been paid since Mr. Katzenstein was elected to the Company’s Board of Directors. In addition, Mr. Katzenstein’s compensation and expenses as a member of the Company’s Board of Directors since his election on January 16, 2009 totaling $54,769, have, at Mr. Katzenstein’s request, been paid by the Company to FTI Consulting.

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

The Audit Committee engaged the firm KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2008.

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

The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for 2008 and 2007, and fees billed for other services rendered during 2008 and 2007 by KPMG LLP.

	2008	2007
	(In thousands)

Audit fees(1)	$3,200	$5,500
Audit-related fees(2)	5	—

Total audit and audit related fees	3,205	5,500
Tax fees(3)	345	587
All other fees	—	—

Total fees	$3,550	$6,087

(1)	Audit fees for 2008 and 2007 include fees for the annual audit and quarterly reviews.

(2)	Audit-related fees for 2008 include fees for assistance with SEC comment letters.

(3)	Tax fees consist of fees for assistance with tax compliance matters, assistance with federal, state and international tax planning matters and assistance with examinations by taxing authorities.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Consolidated Financial Statements and Supplemental Schedules.

(2) List of Exhibits

The consolidated financial statements filed as part of this report appear beginning at page 65.

Exhibit
No.		Description of Exhibit	Prior Filing

3.1		Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
3	.1.2	Certificate of Amendment to Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006.
3.2		Amended and Restated Bylaws of Sun-Times Media Group, Inc.	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.
4.1		Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated as of January 25, 2004.	Incorporated by reference to Exhibit 4.1 to Item 5 of the Current Report on Form 8-K dated January 26, 2004.
4.2		Amendment No. 1 to the Rights Agreement between Hollinger International Inc. and Mellon Investor Services LLC as Rights Agent, dated May 10, 2005.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of the Current Report on Form 8-K dated May 11, 2005.
4.3		Amendment No. 2 to the Rights Agreement between Sun-Times Media Group, Inc. (f/k/a Hollinger International Inc.) and Mellon Investor Services LLC as Rights Agent, dated July 23, 2007.	Incorporated by reference to Exhibit 4.1 to Item 1.01 of the Current Report on Form 8-K dated July 26, 2007.
4.4		Amendment No. 3 to Rights Agreement between Sun-Times Media Group, Inc. (f/k/a Hollinger International Inc.) and Mellon Investor Services LLC as Rights Agent, dated March 25, 2008.	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 27, 2008.
4.5		Amendment No. 4 to Rights Agreement between Sun-Times Media Group, Inc. (f/k/a Hollinger International Inc.) and Mellon Investor Services LLC as the Rights Agent, dated May 14, 2008.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 14, 2008.
4.6		Registration Rights Agreement among Sun-Times Media Group, Inc. (f/k/a Hollinger International Inc.) and the stockholders named therein, dated June 17, 2008.	Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
10.1		Facilitation Agreement by and between Hollinger International Inc., Hollinger Canadian Newspapers, Limited Partnership, 3815668 Canada Inc., Hollinger Canadian Publishing Holdings Co., HCN Publications Company and CanWest Global Communications Corp. dated as of October 7, 2004.	Incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.

Exhibit
No.	Description of Exhibit	Prior Filing

10.2	Agreement dated November 15, 2003 between Conrad M. Black and Hollinger International Inc.	Incorporated by reference to Exhibit 99.1 to Item 5 of the Current Report on Form 8-K dated January 6, 2004.
10.3	Business Opportunities Agreement between Hollinger Inc. and Hollinger International Inc., as amended and restated as of February 7, 1996.	Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.4	Agreement, dated as of May 12, 2005, by and between Hollinger International Inc. and RSM Richter Inc., in its capacity as court appointed receiver and monitor of Ravelston Corporation Limited and Ravelston Management, Inc.	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.5	Amended Agreement of Compromise and Release of Outside Director Defendants Conditioned on Entry of Appropriate Order dated June 27, 2005.	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.6	Amended and Restated Employment Agreement by and between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.7	Amended and Restated Deferred Stock Unit Agreement between Gordon A. Paris and Hollinger International Inc. dated as of January 31, 2006.	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006.
10.8	Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.1 to Item 8.01 of the Current Report on Form 8-K dated February 22, 2005.
10.9	Amended Form of Hollinger International Inc. Deferred Stock Unit Agreement.	Incorporated by reference to Exhibit 99.2 to Item 1.01 of the Current Report on Form 8-K dated January 25, 2006.
10.10	Summaries of Principal Terms of 2004 Key Employee Retention Plan and Key Employee Severance Program.	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2003 filed on January 18, 2005.
10.11	Hollinger International Inc. 1999 Stock Incentive Plan.	Incorporated by reference to Annex A to the Report on Form DEF 14A dated March 24, 1999.
10.12	Hollinger International Inc. 1997 Stock Incentive Plan.	Incorporated by reference to Annex A to the Report on Form DEF 14A dated March 28, 1997.
10.13	American Publishing Company 1994 Stock Option Plan.	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (No. 33-74980).
10.14	Agreement of Compromise and Release among Cardinal Value Equity Partners, L.P., Hollinger International Inc., Dwayne O. Andreas, Richard R. Burt, Raymond G. Chambers, Henry A. Kissinger, Marie-Josee Kravis, Shmuel Meitar, Robert S. Strauss, A. Alfred Taubman, James R. Thompson, Lord Weidenfeld of Chelsea, Leslie H. Wexner, Gordon A. Paris, Graham W. Savage and Raymond G.H. Seitz dated May 4, 2005.	Incorporated by reference to Exhibit 10.1 to Item 1.01 of the Current Report on Form 8-K dated May 5, 2005.
10.15	Hollinger International Inc. 2006 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 99.1 to Item 1.01 of the Current Report on Form 8-K dated January 25, 2006.

Exhibit
No.	Description of Exhibit	Prior Filing

10.16	Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.17	Amendment, dated November 14, 2006, to Separation Agreement between Sun-Times Media Group, Inc. and Gordon A. Paris dated September 13, 2006.	Incorporated by reference to Exhibit 99.2 to Item 5.02 of the Current Report on Form 8-K dated November 15, 2006.
10.18	Separation Agreement between Sun-Times Media Group, Inc. and James Van Horn dated September 13, 2006.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.19	Separation Agreement between Sun-Times Media Group, Inc. and Robert T. Smith dated September 13, 2006.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006.
10.20	Description of Material Terms of Compensation of Cyrus F. Freidheim, Jr. dated November 14, 2006.	Incorporated by reference to Exhibit 99.1 to Item 5.02 of the Current Report on Form 8-K dated November 15, 2006.
10.21	Description of Material Terms of Compensation of William Barker III dated February 28, 2007.	Incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.22	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and William G. Barker III dated April 10, 2007.	Incorporated by reference to Exhibit 10.5 to the Quarterly Report for the quarter ended March 31, 2007.
10.23	Release and Settlement Agreement between F. David Radler and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 22, 2007.
10.24	Release and Settlement Agreement between North America Newspapers Ltd. f/k/a FD Radler Ltd. and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on March 22, 2007.
10.25	Release and Settlement Agreement between Bradford Publishing Company and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed on March 22, 2007.
10.26	Release and Settlement Agreement between Horizon Publications Inc., et al. and Sun-Times Media Group, Inc., dated March 16, 2007.	Incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed on March 22, 2007.
10.27	Employment Agreement between Sun-Times Media Group, Inc. and James D. McDonough, dated December 14, 2006.	Incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.28	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and Thomas L. Kram, dated October 20, 2006.	Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended December 31, 2006.
10.29	Distribution Agreement between The Sun-Times Company and Chicago Tribune Company, dated August 8, 2007.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended September 30, 2007.
10.30	Sun-Times Media Group, Inc Amended and Restated 1999 Stock Incentive Plan.	Incorporated by reference to Appendix A to the Report on Form DEF 14A dated May 14, 2007.

Exhibit
No.	Description of Exhibit	Prior Filing

10.31	Offer Letter from Sun-Times Media Group, Inc. to William Barker III, dated February 28, 2007.	Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 29, 2008.
10.32	Offer Letter from Sun-Times Media Group, Inc. to Rick Surkamer, dated January 12, 2007.	Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 29, 2008.
10.33	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and Rick Surkamer dated January 2007.	Incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 29, 2008.
10.34	Offer Letter from Sun-Times Media group, Inc. to John J. Martin, dated January 22, 2007.	Incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 29, 2008.
10.35	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and John J. Martin dated January 22, 2007.	Incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 29, 2008.
10.36	Master Services Agreement, among the Sun-Times Company, individually and on behalf of Chicago Sun-Times LLC, Fox Valley Publications LLC, Midwest Suburban Publishing, Inc., Pioneer Newspapers Inc. and The Post-Tribune Company LLC, and Affinity Express, Inc., dated February 14, 2008.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended March 31, 2008 filed May 9, 2008.
10.37	CCAA Plan Term Sheet, among Sun-Times Media Group, Inc., Hollinger Inc., Sugra Limited and 4322525 Canada Inc. dated March 25, 2008.	Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on March 31, 2008.
10.38	Multi-Party Settlement Term Sheet between Sun-Times Media Group, Inc., Hollinger Inc., Sugra Limited, 4322525 Canada Inc. , Davidson Kempner Capital Management LLC and its affiliates, dated May 14, 2008.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended June 30, 2008 filed August 8, 2008.
10.39	Master Service Agreement, dated February 26, 2008, between The Sun-Times Company and Classifieds Plus, Inc.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended September 30, 2008 filed November 7, 2008.
10.40	Addendum, dated August 11, 2008, to the Master Service Agreement, dated February 26, 2008, between The Sun-Times Company and Classifieds Plus, Inc.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report for the quarter ended September 30, 2008 filed November 7, 2008.

Exhibit
No.	Description of Exhibit	Prior Filing

10.41	Indenture Trust between Hollinger Canadian Holdings Co. and ARB Limited dated August 19, 2008.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report for the quarter ended September 30, 2008 filed November 7, 2008.
10.42	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and Blair Richard Surkamer, dated December 23, 2008.
10.43	Key Employee Severance Program Participation Agreement between Sun-Times Media Group, Inc. and David C. Martin, dated December 23, 2008.
21.1	Significant Subsidiaries of Sun-Times Media Group, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN-TIMES MEDIA GROUP, INC.
(Registrant)

By:	/s/ JEREMY L. HALBREICH
Jeremy L. Halbreich
Chairman of the Board and
Interim Chief Executive Officer

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ JEREMY L. HALBREICH Jeremy L. Halbreich	Chairman of the Board, Interim Chief Executive Officer (Principal Executive Officer)	April 14, 2009

/s/ THOMAS L. KRAM Thomas L. Kram	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2009

/s/ ALAN J. DENNEY Alan J. Denney	Corporate Controller	April 14, 2009

/s/ ROBERT B. POILE Robert B. Poile	Director	April 14, 2009

/s/ GRAHAM W. SAVAGE Graham W. Savage	Director	April 14, 2009

/s/ MICHAEL KATZENSTEIN Michael Katzenstein	Director	April 14, 2009

/s/ ROBERT A. SCHMITZ Robert A. Schmitz	Director	April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sun-Times Media Group, Inc.:

We have audited the accompanying consolidated balance sheets of Sun-Times Media Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun-Times Media Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 24 to the consolidated financial statements, on March 31, 2009, the Company voluntarily filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. This matter raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chicago, Illinois
April 14, 2009

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$79,235	$142,533
Accounts receivable, net of allowance for doubtful accounts of $10,635 in 2008 and $12,276 in 2007	58,824	73,031
Inventories	7,504	7,937
Escrow deposits and restricted cash	37,936	35,641
Recoverable income taxes	—	16,509
Other current assets	20,055	7,034

Total current assets	203,554	282,685
Investments	7,807	42,249
Property, plant and equipment, net of accumulated depreciation	63,095	163,355
Intangible assets, net of accumulated amortization	—	88,235
Goodwill	—	124,301
Prepaid pension asset	33,323	89,512
Other assets	1,960	1,249

Total assets	$309,739	$791,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$—	$35
Accounts payable and accrued expenses	93,115	112,621
Amounts due to related parties	9,181	8,852
Income taxes payable and other tax liabilities	448	1,027
Deferred revenue	9,611	10,060

Total current liabilities	112,355	132,595
Long-term debt, less current installments	—	3
Deferred income tax liabilities	9,569	58,343
Other tax liabilities	607,960	597,206
Other liabilities	78,574	78,448

Total liabilities	808,458	866,595

Stockholders’ equity (deficit):
Class A common stock, $0.01 par value. Authorized 250,000,000 shares; 104,497,022 and 83,064,567 shares issued and outstanding, respectively, at December 2008 and 88,008,022 and 65,308,636 shares issued and outstanding, respectively, at December 31, 2007	1,045	880
Class B common stock, $0.01 par value. Authorized 50,000,000 shares; nil and 14,990,000 shares issued and outstanding, respectively, at December 31, 2008 and 2007	—	150
Additional paid-in capital	501,424	501,138
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(19,491)	3,878
Unrealized gain (loss) on marketable securities	(366)	141
Pension adjustment	(78,801)	(29,718)
Accumulated deficit	(689,097)	(325,451)

	(285,286)	151,018
Class A common stock in treasury, at cost — 21,432,455 shares at December 31, 2008 and 22,699,386 shares at December 31, 2007	(213,433)	(226,027)

Total stockholders’ equity (deficit)	(498,719)	(75,009)

Total liabilities and stockholders’ equity (deficit)	$309,739	$791,586

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)

Operating revenue:
Advertising	$242,628	$287,198	$324,607
Circulation	74,831	77,629	85,235
Job printing	3,033	4,785	8,260
Other	3,358	2,646	2,277

Total operating revenue	323,850	372,258	420,379
Operating costs and expenses:
Cost of sales:
Wages and benefits	95,560	108,569	110,329
Newsprint and ink	47,530	50,619	67,196
Other	72,720	81,092	80,883

Total cost of sales	215,810	240,280	258,408

Selling, general and administrative:
Sales and marketing	72,499	70,378	66,499
Other operating costs	63,737	82,282	66,244
Impairment of goodwill, intangible and other long-lived assets	281,135	—	—
Corporate expenses	33,734	79,658	51,707
Indemnification, investigation and litigation costs, net of recoveries	11,571	7,807	(17,407)

Total selling, general and administrative	462,676	240,125	167,043

Depreciation	23,398	20,407	21,992
Amortization	3,267	11,667	11,886

Total operating costs and expenses	705,151	512,479	459,329

Operating loss	(381,301)	(140,221)	(38,950)

Other income (expense):
Interest expense	(302)	(603)	(704)
Interest and dividend income	4,936	17,811	16,813
Other income (expense), net	10,039	(27,844)	2,642

Total other income (expense)	14,673	(10,636)	18,751

Loss from continuing operations before income taxes	(366,628)	(150,857)	(20,199)
Income tax expense (benefit)	(13,129)	(420,888)	57,431

Income (loss) from continuing operations	(353,499)	270,031	(77,630)

Discontinued operations, net of income taxes:
Income from operations of business segments disposed of	—	—	199
Gain from disposal of business segments	—	1,599	20,758

Income from discontinued operations	—	1,599	20,957

Net income (loss)	$(353,499)	$271,630	$(56,673)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(4.31)	$3.36	$(0.91)
Earnings from discontinued operations	—	0.02	0.25

Net earnings (loss)	$(4.31)	$3.38	$(0.66)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(4.31)	$3.35	$(0.91)
Earnings from discontinued operations	—	0.02	0.25

Net earnings (loss)	$(4.31)	$3.37	$(0.66)

Weighted average shares outstanding:
Basic	82,010	80,446	85,681

Diluted	82,010	80,661	85,681

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Net income (loss)	$(353,499)	$271,630	$(56,673)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $1 (2007 — net of related tax provision of $106; 2006 — net of related tax provision of $4)	(23,369)	(2,698)	(1,948)
Reclassification adjustment for realized foreign exchange (gains) losses upon the substantial reduction of net investment in foreign operations	—	—	(11,571)

	(23,369)	(2,698)	(13,519)

Unrealized gains (losses) on marketable securities arising during the year, net of a related tax benefit of $nil (2007 — net of related tax provision of $2; 2006 — net of related tax provision of $4)	(507)	75	16
Reclassification adjustment for realized gains reclassified out of accumulated other comprehensive income (loss), net of related taxes of $nil (2007 — net of related tax provision of $nil; 2006 — net of related tax provision of $661)	—	—	870

	(507)	75	886

Pension adjustment, net of related tax benefit of $10,713 (2007 — net of related tax provision of $8,166; 2006 — net of related tax provision of $3,117)	(49,083)	13,694	4,675

	(72,959)	11,071	(7,958)

Comprehensive income (loss)	$(426,458)	$282,701	$(64,631)

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2008, 2007 and 2006

			Accumulated
	Common	Additional	Other
	Stock	Paid-In	Comprehensive	Accumulated	Treasury
	Class A & B	Capital	Income (Loss)	Deficit	Stock	Total
	(In thousands)

Balance at January 1, 2006	$1,030	$500,659	$498	$(523,229)	$(148,809)	$(169,851)
Stock-based compensation	—	2,580	—	—	—	2,580
Dividends payable in cash — Class A and Class B, $0.15 per share	—	—	—	(12,678)	—	(12,678)
Pension adjustment related to the adoption of SFAS No. 158	—	—	(29,310)	—	—	(29,310)
Minimum pension liability adjustment	—	—	4,675	—	—	4,675
Change in cumulative foreign currency translation adjustments	—	—	(13,519)	—	—	(13,519)
Change in unrealized gain on securities, net	—	—	886	—	—	886
Repurchase of common stock	—	—	—	—	(95,744)	(95,744)
Issuance of treasury stock in respect of stock options exercised and deferred stock units	—	(1,112)	—	(4,470)	15,433	9,851
Net loss	—	—	—	(56,673)	—	(56,673)

Balance at December 31, 2006	1,030	502,127	(36,770)	(597,050)	(229,120)	(359,783)
Stock-based compensation	—	2,432	—	—	—	2,432
Issuance of treasury stock in respect of deferred stock units	—	(3,421)	—	(31)	3,093	(359)
Minimum pension liability adjustment	—	—	13,694	—	—	13,694
Change in cumulative foreign currency translation adjustments	—	—	(2,698)	—	—	(2,698)
Change in unrealized gain on securities, net	—	—	75	—	—	75
Net income	—	—	—	271,630	—	271,630

Balance at December 31, 2007	1,030	501,138	(25,699)	(325,451)	(226,027)	(75,009)
Stock-based compensation	—	2,179	—	—	—	2,179
Issuance of treasury stock in respect of deferred stock units	—	(2,568)	—	(10,147)	12,594	(121)
Class A common stock issued	15	675	—	—	—	690
Minimum pension liability adjustment	—	—	(49,083)	—	—	(49,083)
Change in cumulative foreign currency translation adjustments	—	—	(23,369)	—	—	(23,369)
Change in unrealized gain (loss) on securities, net	—	—	(507)	—	—	(507)
Net loss	—	—	—	(353,499)	—	(353,499)

Balance at December 31, 2008	$1,045	$501,424	$(98,658)	$(689,097)	$(213,433)	$(498,719)

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash Flows From Continuing Operating Activities:
Net income (loss)	$(353,499)	$271,630	$(56,673)
Income from discontinued operations	—	(1,599)	(20,957)

Income (loss) from continuing operations	(353,499)	270,031	(77,630)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	26,665	32,074	33,878
Deferred income taxes	17,387	147,454	9,777
Collection of proceeds from directors and officers insurance settlement	—	50,000	—
Write-off of goodwill, intangible and other long-lived assets	281,135	—	—
Loss on sale of newspaper operations	10,538	13,603	—
Write-off of capitalized direct response advertising costs	—	15,191	—
Reduction of tax liabilities	(34,732)	(586,686)	—
Bad debt expense related to loan to subsidiary of Hollinger Inc.	1,732	33,685	—
Equity in losses of affiliates	74	184	259
Loss (gain) on sales of investments	(1,819)	(1,019)	76
Gain on sales of property, plant and equipment	(268)	(269)	(80)
Write-down of investments	10,200	12,200	—
Write-down of property, plant and equipment	4,211	1,487	882
Other	(12,684)	11,997	(1,497)
Changes in current assets and liabilities, net of dispositions:
Accounts receivable	9,547	3,715	18,338
Inventories	433	1,706	2,957
Other current assets	1,790	240	(47,890)
Recoverable income taxes	16,509	18,163	(34,672)
Accounts payable and accrued expenses	(21,182)	(18,892)	(18,680)
Income taxes payable and other tax liabilities	(255)	11,724	61,390
Deferred revenue and other	(19,894)	(12,113)	(7,776)

Cash provided by (used in) continuing operating activities	(64,112)	4,475	(60,668)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(16,475)	(11,645)	(9,134)
Proceeds from sale of property, plant and equipment	3,522	4,808	231
Investments, intangibles and other non-current assets	(67)	(6,523)	(7,592)
Collection of notes receivable pursuant to settlement with a former officer	—	8,460	—
Sale of short-term investments, net	—	—	57,650
Purchase of investments	—	(48,200)	—
Proceeds on disposal of investments and other assets	25,341	2,039	18,237
Proceeds from the sale of newspaper operations, net of cash disposed	—	2,664	86,609
Other	138	370	(266)

Cash provided by (used in) investing activities	12,459	(48,027)	145,735

Cash Flows From Financing Activities:
Repayment of debt and premium on debt extinguishment	(38)	(6,976)	(1,193)
Escrow deposits and restricted cash	(8,113)	(5,366)	3,678
Net proceeds from issuance of equity securities	—	—	9,851
Repurchase of common stock	—	—	(95,744)
Dividends paid	—	—	(17,212)
Other	(121)	3,046	(1,528)

Cash used in financing activities	(8,272)	(9,296)	(102,148)

Net cash provided by (used in) discontinued operations:
Operating cash flows	—	—	(387)
Investing cash flows	—	—	—
Financing cash flows	—	—	7,143

Net cash provided by discontinued operations	—	—	6,756

Effect of exchange rate changes on cash	(3,373)	9,063	(1,745)

Net decrease in cash and cash equivalents	(63,298)	(43,785)	(12,070)
Cash and cash equivalents at beginning of year	142,533	186,318	198,388

Cash and cash equivalents at end of year	$79,235	$142,533	$186,318

See accompanying notes to these consolidated financial statements.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

(1)	Bankruptcy and Insolvency Filings

The impact of the negative ruling by an arbitrator in the dispute between the Sun-Times Media Group, Inc. and subsidiaries (the “Company”) and CanWest Global Communications Corp. (“CanWest”) (see Note 17 and 22(a)), and the substantial acceleration in revenue declines in 2008, both in the industry and for the Company, in combination with continued negative operating results and cash flow for the Company, the negative outlook for the economy, and the general negative outlook for newspaper advertising and circulation in the near and long-term, as well as the Company’s substantial tax liabilities, create substantial doubt as to the Company’s ability to continue as a going concern. Therefore, on March 31, 2009, the Sun-Times Media Group, Inc. and its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the District of Delaware (Case No. 09-11092 or the “Filings”). During the pendency of the bankruptcy proceedings, the Debtors remain in possession of their properties and assets and the management of the Company continues to operate the businesses of the Debtors as debtors-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. Since the Filings, the Company has continued to honor subscriptions and provide advertising services to its customers. In addition, the Company’s Canadian subsidiaries will likely apply for court-supervised reorganization under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). The Company’s Canadian subsidiaries have limited activities generally related to legacy pension and post-employment liabilities and certain litigation related contingent liabilities. At December 31, 2008, the Canadian subsidiaries had $29.9 million in cash and cash equivalents which is generally unavailable to fund U.S. operations.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Filings automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against property of the Debtors are also enjoined. As a result, creditors of the Debtors are precluded from collecting pre-petition liabilities without the approval of the Bankruptcy Court. Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases and service agreements). Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages.

The Debtors have not as yet notified its known or potential creditors of the Filing in an effort to identify pre-petition claims against the Debtors. The Bankruptcy Court has not yet set the bar date, which is the last date for most parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company’s creditors. Litigation may be required to resolve any such disputes.

Currently, it is not possible to accurately predict the length of time the Company will operate under Chapter 11 and the supervision of the Bankruptcy Court, when or if the Company will file a plan or plans of reorganization or liquidation with the Bankruptcy Court, the outcome of the Chapter 11 including the impact on the Company’s financial condition, or the ultimate effect on the interests of the Company’s creditors and stakeholders. However, under the priority schedule established by the Bankruptcy Code and based on the amount and nature of the Company’s assets and liabilities, it is highly unlikely the Company’s common stock will retain any value or that stockholders will receive any distribution or consideration.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unless otherwise indicated, the discussion of the Company and its business is presented in the consolidated financial statements and related notes to the consolidated financial statements under the assumption that the Company will continue to realize its assets and settle its liabilities in the normal course of business. The outcome of the proceedings under the Bankruptcy Code will likely result in changes that materially affect the Company’s operations and financial condition.

(2)	Significant Accounting Policies

  (a)  Description of Business

The Company operates principally as a publisher, printer and distributor of newspapers and other publications through subsidiaries and affiliates in the greater Chicago, Illinois, metropolitan area. The Company’s operating subsidiaries and affiliates in Canada were sold in 2005 and early 2006 (the sold Canadian businesses are referred to collectively as the “Canadian Newspaper Operations”). See Note 3. In addition, the Company has developed Internet Web sites related to its publications. The Company’s raw materials, principally newsprint and ink, are not dependent on a single or limited number of suppliers. Customers primarily consist of purchasers of the Company’s publications and advertisers in those publications and Internet Web sites.

  (b)  Principles of Presentation and Consolidation

Prior to May 2008, the Company was a subsidiary of Hollinger Inc., a Canadian corporation. At December 31, 2007, Hollinger Inc. owned approximately 19.6% of the combined equity and approximately 70.0% of the combined voting power of the outstanding common stock of the Company. See Note 23(g) and 23(i) for a description of events resulting in the exchange of stock and related relinquishment of voting control by Hollinger Inc.

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

  (c)  Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to matters that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These matters include bad debts, investments, other long-lived assets, goodwill and intangibles, income taxes, pensions and other postretirement benefits, contingencies and litigation. The Company bases its estimates on historical experience, observance of trends, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (e)  Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable are stated net of the related allowance for doubtful accounts. The following table reflects the activity in the allowance for doubtful accounts for the years ended December 31:

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$12,276	$10,267	$11,756
Provision	2,617	4,448	3,820
Write-offs	(4,352)	(3,113)	(6,419)
Recoveries and other	94	674	1,110

Balance at end of year	$10,635	$12,276	$10,267

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

The Company assesses the recoverability of the carrying value of all long-lived assets including property, plant and equipment whenever events or changes in business circumstances indicate the carrying value of the assets, or related group of assets, may not be fully recoverable. The assessment of recoverability is based on management’s estimate of undiscounted future operating cash flows of its long-lived assets including estimated sales proceeds at fair value when appropriate. If the assessment indicates that the undiscounted operating cash flows do not exceed the carrying value of the long-lived assets, then the difference between the carrying value of the long-lived assets and the fair value of such assets is recorded as an impairment charge in the Consolidated Statements of Operations. Recognition of an impairment charge established a new cost basis.

Primary indicators of impairment include significant permanent declines in circulation and readership; the loss of specific sources of advertising revenue, whether or not to other forms of media; and an expectation that a long-lived asset may be disposed of before the end of its useful life. Impairment is generally assessed at the reporting unit level (being the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets). The substantial acceleration in revenue declines in 2008, both in the industry and for the Company, in combination with the negative outlook for the economy, the general negative outlook for newspaper advertising and circulation in the near and long-term, and the continued decline in the Company’s market capitalization, were considered by the Company to be indicators of potential impairment of its goodwill, intangible and long-lived assets. The impairment test resulted in a non-cash impairment charge of $71.9 million related to property, plant and equipment. See Note 7.

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

The Company is required to test goodwill for impairment on an annual basis. The Company would also evaluate goodwill for impairment between annual tests and intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company include, but are not limited to, the following: (i) a significant long-term adverse change in the business climate that is expected to cause a substantial decline in advertising revenue, (ii) a permanent significant decline in newspaper readership, (iii) a significant adverse long-

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term negative change in the demographics of newspaper readership and (iv) a significant technological change that results in a substantially more cost effective method of advertising than newspapers. The substantial acceleration in revenue declines in 2008, both in the industry and for the Company, in combination with the negative outlook for the economy, the general negative outlook for newspaper advertising and circulation in the near and long-term, and the continued decline in the Company’s market capitalization, were considered by the Company to be indicators of potential impairment of its goodwill and intangible assets. The impairment test resulted in a non-cash impairment charge of $209.3 million related to the write-off of goodwill and intangible assets of the newspaper reporting unit. See Note 8.

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

During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent tax liabilities as deemed necessary.

  (m)  Revenue Recognition

The Company’s principal sources of revenue are comprised of advertising, circulation and job printing. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and, (iv) collectibility is reasonably assured or is probable. Advertising revenue, being amounts charged for space purchased in the Company’s newspapers, Internet Web sites or for inserts distributed with the newspapers, is recognized upon publication. Circulation revenue from subscribers, billed to customers at the beginning of a subscription period, is recognized on a straight-line basis over the term of the related subscription. Deferred revenue represents subscription receipts that have not been earned. Circulation revenue from single copy sales is recognized at the time of distribution. Circulation revenue is recorded net of an allowance for returned copies. Fees and commissions paid to distributors are recorded as a component of costs of sales. Job printing revenue, being charges for printing services provided to third parties, is recognized upon delivery.

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

A summary of information with respect to stock-based compensation was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Total stock-based compensation expense included in income (loss) from continuing operations	$2,179	$2,432	$2,580

(3)	Dispositions and Discontinued Operations

In November 2003, the Board of Directors retained Lazard Frères & Co. LLC and Lazard & Co., Limited as financial advisor to explore alternative strategic transactions on the Company’s behalf, including a possible sale of the Company as a whole, the sale of one or more of its individual businesses, or other transactions.

On February 6, 2006, the Company completed the sale of substantially all of its remaining Canadian operating assets, consisting of, among other things, approximately 87% of the outstanding equity units of Hollinger Canadian Newspapers, Limited Partnership and all of the shares of Hollinger Canadian Newspapers GP Inc., Eco Log Environmental Risk Information Services Ltd. and KCN Capital News Company, for an aggregate sale price of $106.0 million, of which approximately $17.5 million was placed in escrow ($18.1 million including interest and currency translation adjustments as of December 31, 2008). A majority of the escrow may be held up to seven years, and will be released to either the Company, Glacier Ventures International Corp. (“Glacier”) (the purchaser) or CanWest upon a final award, judgment or settlement being made in respect of certain pending arbitration proceedings involving the Company, its related entities and CanWest. See Note 22(a) for an update on the CanWest arbitration. In addition, the Company received $4.3 million in the second quarter of 2006, and received an additional $2.8 million in July 2006, related to working capital and other adjustments. The Company recognized a gain on sale of approximately $20.3 million, net of taxes of $34.9 million, which is included in “Gain from disposal of business segment” in the Consolidated Statements of Operations for the year ended December 31, 2006.

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

In 2006, the Company received approximately $10.2 million from the sale of Hollinger Digital LLC and certain other investments. The Company also may receive up to an additional $0.9 million in the future if certain conditions are satisfied. The Hollinger Digital LLC transaction resulted in a pre-tax loss of $0.1 million for the year ended December 31, 2006, which is included in “Other income (expense)” in the Consolidated Statements of Operations.

The following table presents information about the operating results of the Canadian Newspaper Operations for the period from January 1 through February 6, 2006:

Year Ended
December 31,
2006
(In thousands)

Operating revenue:
Advertising	$4,101
Circulation	972
Job printing and other	569

Total operating revenue	5,642

Operating costs and expenses:
Newsprint	383
Compensation	2,896
Other operating costs	2,041
Depreciation and amortization	159

Total operating costs and expenses	5,479

Operating income	$163

Assets of the Canadian Newspaper Operations included $57.3 million of goodwill as of December 31, 2005. For the period from January 1, 2006 through February 6, 2006, income (loss) before taxes for the Canadian Newspaper Operations was income of $0.2 million.

(4)	Reorganization Activities

In December 2007, the Board of Directors adopted a plan to reduce annual operating costs by $50 million. The plan, which was implemented during the first half of 2008, included savings previously announced in connection with the Company’s distribution agreement with Chicago Tribune Company and the consolidation of two of the Company’s suburban newspapers. The plan also included a reduction in full-time staffing levels. Certain of the costs directly associated with the reorganization include involuntary termination benefits amounting to approximately $6.4 million (including costs related to the suburban newspapers) for the year ended December 31, 2007, are included in “Other operating costs” in the Consolidated Statement of Operations. In 2008, $2.7 million of severance expense related to the reorganization was incurred and is included in “Other operating costs.” An additional $0.5 million in severance not related directly to the reorganization was incurred in 2007, of which $0.7 million and a reduction of costs of $0.2 million, respectively, are included in “Other operating costs” and “Corporate expenses,” respectively, in the Consolidated Statements of Operations. These estimated costs have been recognized in

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 88 (as amended) “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” related to incremental voluntary termination severance benefits and SFAS No. 112 for the involuntary, or base, portion of termination benefits under the Company’s established termination plan and practices.

The involuntary termination benefits consisting of certain involuntary terminations of full-time employees and the continuation of certain benefit coverage under the Company’s termination plan and practices were largely paid by December 31, 2008.

In addition, the Company recorded severance costs of $4.7 million in 2008 not directly related to the reorganization described above which is included in “Other operating costs.” See Note 17.

(5)	Other Current Assets

At December 31, 2008, the balance of $20.1 million in “Other current assets” on the Consolidated Balance Sheet consisted primarily of assets held for sale (largely underutilized real estate) of $15.4 million, $1.2 million of prepaid insurance costs, and other items including prepaid software maintenance, non-trade receivables, postage and rent.

At December 31, 2007, the balance of $7.0 million in “Other current assets” on the Consolidated Balance Sheet consisted primarily of assets held for sale of $1.7 million, $2.2 million of prepaid insurance costs and deposits of $1.1 million.

(6)	Investments and Fair Value

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers for one year the effective date of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, for the application of SFAS No. 157. The assets and liabilities included in the Consolidated Balance Sheet for which the adoption of SFAS No. 157 has been deferred are largely comprised of long-lived assets.

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

The following table presents certain information for the Company’s non-pension financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3

Assets:
Investment in Canadian commercial paper, net	$7,400	$—	$—	$7,400
Investment in other securities	407	168	—	239
Liabilities:	—	—	—	—

Investments in Canadian commercial paper and investments in other securities are included in “Investments” on the Company’s Consolidated Balance Sheets.

The following table reflects the activity for the major classes of the Company’s assets and liabilities measured at fair value using level 3 inputs (in thousands):

		Canadian
		Commercial	Other
	Total	Paper	Securities

Balance as of December 31, 2007	$37,259	$36,000	$1,259
Realized gains/(losses) included in earnings(a)	783	1,108	(325)
Unrealized gains/(losses), net(b)	(8,700)	(8,700)	—
Purchases, (sales), issuances and settlements, net	(21,695)	(21,000)	(695)
Foreign exchange	(8)	(8)	—

Balance as of December 31, 2008	$7,639	$7,400	$239

(a)	Realized gains and losses on securities are recorded as “Other income (expense), net” in the Consolidated Statements of Operations.

(b)	Declines in values determined to be other than temporary on available-for-sale securities are recorded in “Other income (expense), net” in the Consolidated Statements of Operations.

The following table reflects unrealized holding gains (losses) on the Company’s available-for-sale securities (in thousands):

	December 31,
	2008	2007
	(In thousands)

Gross unrealized holding gains (losses) on available-for-sale securities:
Equity securities	$(366)	$158
Less — deferred tax expense	—	(17)

Unrealized gains on available-for-sale securities included in stockholders’ equity (deficit)	$(366)	$141

All of the Company’s investments, excluding equity accounted companies, are classified as available-for-sale securities, at fair value.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 21, 2007, $25.0 million of the Company’s investments in Canadian asset-backed commercial paper (“Canadian CP”) held through a Canadian subsidiary matured but were not redeemed and on August 24, 2007, $23.0 million of similar investments matured but were not redeemed. As of December 31, 2007, the Company held $48.2 million of Canadian CP, including accrued interest through original maturity. The Canadian CP held by the Company was issued by two special purpose entities sponsored by non-bank entities. The Canadian CP was not redeemed at maturity due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption on the grounds that these events did not constitute events that would trigger a redemption obligation. On May 9, 2008, the Company sold $28.0 million (face amount, plus accrued interest) of its Canadian CP investments that were issued by one of the special purpose entities for $21.0 million and at December 31, 2008, the Company held $20.2 million (face amount, plus accrued interest) of Canadian CP with a carrying value, following impairment charges, of $7.4 million. Due to uncertainties in the timing as to when these investments will be sold or otherwise liquidated, the Canadian CP is classified as a noncurrent asset included in “Investments” on the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007.

Efforts to restructure the Canadian CP that remained unredeemed were undertaken by a largely Canadian investor committee. On December 23, 2007, the investor committee announced that an agreement in principle had been reached to restructure the Canadian CP, whereby the Canadian CP would be exchanged for medium term notes (“MTN’s”), backed by the assets underlying the Canadian CP, having a maturity that will generally match the maturity of the underlying assets. The agreement in principle called for $11.1 million of the MTN’s the Company would receive to be backed by a pool of assets that are generally similar to those backing the Canadian CP held by the Company and which were originally held by a number of special purpose entities, while the remaining $9.1 million of the MTN’s the Company would receive would be backed by assets held by the specific special purpose entity that originally issued the Canadian CP. The agreement in principle was finalized and the investor committee filed a proposed restructuring plan (the “Plan”) under the CCAA with the Ontario Superior Court of Justice (the “Court”) on March 17, 2008. Under the Plan, the allocation of the MTN’s was modified to $9.6 million (later modified to $9.8 million) backed by a pool of assets and $10.6 million (later modified to $10.4 million) backed by specific assets. The Plan was approved by the holders of the Canadian CP on April 25, 2008, and sanctioned by the Court on June 5, 2008. On January 12, 2009, the Court approved the Plan, which was fully implemented on January 21, 2009. In December 2008, the Company recognized $1.0 million of interest due through December 31, 2008 and received cash of $0.8 million, representing interest through August 2008 in January 2009.

The Canadian CP has not traded in an active market since mid-August 2007 and there are currently no market quotations available. On March 19, 2008, Dominion Bond Rating Service withdrew its ratings of the Canadian CP. The Company has employed a valuation model to estimate the fair value for the $9.8 million of MTN’s backed by the pool of assets. The valuation model used by the Company to estimate the fair value for this portion of the MTN’s incorporates discounted cash flows, the best available information regarding market conditions and other factors that a market participant would consider for such investments. The fair value (and carrying value at December 31, 2008) of the $7.4 million of Canadian CP (and replacement MTN’s backed by specific assets) was estimated through the use of a model relying on market data and inputs derived from securities similar to the MTN’s. This model was also used during prior periods to estimate the fair value of the $28.0 million of Canadian CP that the Company sold on May 9, 2008. The Company believes the valuation model provides a better estimate of fair value than the thinly traded, distressed market for the MTN’s issued to replace the Canadian CP in January 2009.

During 2007, the Company’s valuation resulted in an impairment charge and reduction of $12.2 million to the estimated fair value of the $48.2 million (face amount plus accrued interest) in Canadian CP. During 2008, the Company’s valuation resulted in an additional impairment charge of $8.7 million on $20.2 million (face amount plus accrued interest) of the Canadian CP. The Company recorded a gain on sale of $1.1 million during 2008 related to the Canadian CP sold on May 9, 2008 for $21.0 million. Continuing uncertainties regarding the value of the assets which underlie the MTN’s, the amount and timing of cash flows, the actual yield of the MTN’s, whether an active market will develop for the MTN’s and other factors could give rise to a further change in the value of the Company’s investment, which could materially impact the Company’s financial condition and results of operations.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the CanWest settlement, the Company transferred certain asset-backed commercial paper, making up approximately $5.6 million in face value (of the Company’s $20.2 million) of Canadian CP, to a third party. The asset-backed commercial paper that was transferred had a carrying value of $nil at December 31, 2008. See Note 17.

(7)	Property, Plant and Equipment

	December 31,
	2008	2007
	(In thousands)

Land	$6,897	$9,053
Building and leasehold interests	29,973	93,681
Machinery and equipment	25,632	204,192
Construction in progress	593	2,599
Less: accumulated depreciation	—	(146,170)

	$63,095	$163,355

During 2008, the Company recognized a loss amounting to $2.2 million relating to largely fully depreciated items of property, plant and equipment that were no longer in use due to completed and pending location closures and consolidations and certain assets sold or otherwise disposed of in prior years. These fixed assets were largely comprised of machinery and equipment, including printing equipment and computer hardware and software. The Consolidated Balance Sheet classification “Property, plant and equipment, net” was reduced by approximately $47.9 million and accumulated depreciation was reduced by $45.7 million related to this write-down. The Company has $15.4 million of assets held for sale (net of a $1.9 million write-down), largely related to underutilized facilities at December 31, 2008, which are included in “Other current assets” on the Consolidated Balance Sheet.

Depreciation of property, plant and equipment totaled $23.4 million, $20.4 million and $22.0 million in 2008, 2007 and 2006, respectively.

The Company also evaluates long-lived assets, consisting of property, plant and equipment, for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The substantial acceleration in revenue declines in 2008, both in the industry and for the Company, in combination with the negative outlook for the economy, the general negative outlook for newspaper advertising and circulation in the near and long-term, and the continued decline in the Company’s market capitalization, were considered by the Company to be indicators of potential impairment of its goodwill, intangible and long-lived assets. The impairment test resulted in a non-cash impairment charge of $71.9 million related to the write-down of its property, plant and equipment summarized in the table below:

	Net Book Value at
	December 31, 2008		Adjusted Cost at
Description	Before Write-Down	Write-Down	December 31, 2008

Land	$7,341	$(444)	$6,897
Building and leasehold interests	49,130	(21,081)	28,049
Machinery and equipment	76,716	(49,203)	27,513
Construction in progress	1,774	(1,138)	636

	$134,961	$(71,866)	$63,095

The impairment charge is included in “Impairment of goodwill, intangible and long-lived assets” in the Consolidated Statements of Operations.

The computation of the fair value of the Company’s property, plant and equipment was completed as of December 31, 2008. Due to the Company’s inability to reliably forecast operating cash flows, the Company

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated the fair value of its property, plant and equipment based on a fair value in exchange basis which generally equates to expected proceeds from an orderly sale. In determining the fair value of its property, plant and equipment, the Company considered how the economic obsolescence occurring in the newspaper and printing industry may affect the fair value of these long-lived assets.

(8)	Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Total
(In thousands)

Balance as of January 1, 2007 and December 31, 2007	$124,301
Impairment charge	(124,301)

Balance as of December 31, 2008	$—

The components of amortizable intangible assets at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)

Subscriber and advertiser relationships:
Gross carrying amount	$—	$135,880
Accumulated amortization	—	(47,645)

Net book value	$—	$88,235

The Company follows the provisions of SFAS No. 142. The standard requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. In addition, SFAS No. 142 requires that intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company also evaluates goodwill for impairment between annual tests and intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The substantial acceleration in revenue declines in 2008, both in the industry and for the Company, in combination with the negative outlook for the economy, the general negative outlook for newspaper advertising and circulation in the near and long-term, and the continued decline in the Company’s market capitalization, were considered by the Company to be indicators of potential impairment of its goodwill and intangible assets. The impairment test resulted in a non-cash impairment charge of $209.3 million related to the

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-off of goodwill and intangible assets of the newspaper reporting unit and which are summarized in the table below:

	Gross	Accumulated	Impairment	Net
	Amount	Amortization	Charge	Amount
	(In millions)

Goodwill	$149.6	$(25.3)	$(124.3)	$—
Subscriber and advertiser relationships	135.9	(50.9)	(85.0)	—

Total	$285.5	$(76.2)	$(209.3)	$—

The impairment charges are included in “Impairment of goodwill, intangible and other long-lived assets” in the Consolidated Statements of Operations.

The computation of the fair value of the newspaper reporting unit requires significant estimation and judgment. The impairment of the subscriber and advertiser relationship intangible assets resulted primarily from declines in current cash flows and the inability of the Company to reliably project cash flows beyond the near term due to the previously mentioned negative outlook and industry and economic declines experienced in the three months ended September 30, 2008. The impairment of the Company’s goodwill reflects the decline in market capitalization (fair value) allocated to the newspaper reporting unit such that the fair value no longer exceeds the carrying value of that unit. The impairment of the Company’s goodwill was driven by the decline in the Company’s market capitalization of approximately $163.0 million, or 92%, between December 31, 2007 and September 30, 2008, in combination with the negative industry and economic factors mentioned above and the inability of the Company to reliably project cash flow to substantiate or estimate alternative measures of fair value.

Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $4.4 million and $4.4 million, respectively.

(9)	Other Assets

	December 31,
	2008	2007
	(In thousands)

Security deposits	$1,679	$683
Other	281	566

	$1,960	$1,249

(10)	Accounts Payable and Accrued Expenses

	December 31,
	2008	2007
	(In thousands)

Accounts payable	$24,364	$34,067
Accrued expenses:
Labor and benefits	23,456	28,665
Professional fees and legal settlements(1)	28,206	25,028
Current pension and postretirement liability	3,915	6,478
Other	13,174	18,383

	$93,115	$112,621

(1)	See Note 17 “Items included in ‘Corporate Expenses’ ” (b).

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Long-Term Debt

	December 31,
	2008	2007
	(In thousands)

Non-competition agreements	$—	$38

	—	38
Less:
Current portion included in current liabilities	—	35

	$—	$3

On October 1, 2007, the Company repurchased the remaining $6.0 million of the Company’s 9% Senior Notes due 2010 (the “9% Senior Notes”) at 101% of face value plus accrued and unpaid interest. The total amount paid was $6.2 million. The Company was required to offer to repurchase the remaining $6.0 million of the Company’s 9% Senior Notes due to the actions taken by Hollinger Inc. as described in Note 23.

Interest paid in 2008, 2007 and 2006 was $nil, $0.5 million and $0.7 million, respectively.

(12)	Leases

The Company leases various facilities and equipment under non-cancelable operating lease arrangements. Rental expense under all operating leases was approximately $4.8 million, $5.6 million and $5.9 million in 2008, 2007 and 2006, respectively.

Minimum lease commitments at December 31, 2008 are as follows:

(In thousands)

2009	$5,221
2010	4,086
2011	3,917
2012	4,016
2013	4,118
Thereafter	25,156

$46,514

(13)	Financial Instruments

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

The carrying values of all financial instruments at December 31, 2008 and 2007 approximate their estimated fair values.

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

Class A and Class B Common Stock

Class A Common Stock and Class B Common Stock have identical rights with respect to cash dividends and in any sale or liquidation, but different voting rights. Each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes per share on all matters, where the two classes vote together as a single class, including the election of directors. Class B Common Stock is convertible at any time into Class A Common Stock on a share-for-share basis and is transferable under certain conditions.

On May 14, 2008, the Company announced it had agreed to revised terms of the Settlement (the “Revised Settlement”) with Hollinger Inc. The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger Inc. of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger Inc. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company granted demand registration rights with respect to the shares of Class A Common Stock that resulted from the conversion of the shares of Class B Common Stock, as well as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger Inc. pursuant to the Revised Settlement. See Note 23(i).

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

Conrad M. Black (“Black”) and each of his controlled affiliates and Hollinger Inc., are considered “exempt stockholders” under the terms of the plan. This means that so long as Black and his controlled affiliates do not collectively, directly or indirectly, increase the number of shares of Class A and Class B Common Stock above the level owned by them when the plan was adopted, their ownership will not cause the Rights to separate from the Common Stock. This exclusion would not apply to any person or group to whom Black or one of his affiliates transfers ownership, whether directly or indirectly, of any of the Company’s shares. Consequently, the Rights may become exercisable if Black transfers sufficient voting power to an unaffiliated third party through a sale of interests in the Company, Hollinger Inc., Ravelston Corporation Limited (“Ravelston”) or another affiliate. As a result of the filing on April 22, 2005 by Ravelston and Ravelston Management, Inc. (“RMI”), seeking court protection under Canadian insolvency laws, and the appointment of a court-appointed receiver for Ravelston and RMI, on May 10, 2005, the Board’s Corporate Review Committee amended the SRP to include RSM Richter Inc. (“Richter”), which was appointed by the Court as the receiver of Ravelston’s assets as an “exempt stockholder” for purposes of the SRP. The SRP was also subsequently amended in connection with the Revised Settlement.

Common Stock Repurchases and Issuance of Treasury Stock

On March 15, 2006, the Company announced that its Board of Directors authorized the repurchase of an aggregate value of $50.0 million of its common stock to begin following the filing of the 2005 Form 10-K. The Company completed the repurchase of common stock on May 5, 2006, aggregating approximately 6.2 million shares for approximately $50.0 million, including related transaction fees.

On May 17, 2006, the Company announced that its Board of Directors authorized the repurchase of common stock utilizing approximately $8.2 million of proceeds from the sale of Hollinger Digital LLC (see Note 3) and $9.6 million of proceeds from stock options exercised in 2006. In addition, on June 13, 2006, the Company announced that its Board of Directors had authorized an additional $50.0 million for the repurchase of common stock. Through December 31, 2006, the Company repurchased approximately 6.0 million shares for approximately $45.7 million, including related transaction fees, out of the $67.8 million authorized subsequent to the program announced on March 15, 2006. The Company has not purchased any treasury shares in 2007 or 2008 and has no active program in place to acquire shares for treasury.

The Company issued approximately 1.5 million shares of its treasury stock in respect of options exercised or shares issued in respect of deferred stock units (“DSU’s”) vesting through December 31, 2006. Proceeds received from the exercise of options were then used to repurchase treasury stock as discussed above. During 2007, the Company issued approximately 0.3 million shares of treasury stock in respect of DSU’s vesting through December 31, 2007 and issued approximately 0.1 million shares in January 2008 in respect of DSU’s vesting through December 31, 2007. During 2008, the Company issued approximately 1.3 million shares of treasury stock in respect of DSU’s vesting in 2008.

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

On December 13, 2006, the Company announced that its Board of Directors voted to suspend the Company’s quarterly dividend of five cents ($0.05) per share and no dividends have been declared or paid since that time.

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

The Company has not granted any new stock options since 2003.

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

In connection with the deregistration of the Company’s Class A Common Stock, on March 6, 2009, the Company filed a post-effective amendment to each of its previously filed Forms S-8 to terminate the registration of any unissued shares thereunder.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity with respect to the Company’s stock option plans was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(Months)	(In thousands)

Options outstanding at December 31, 2007	395,725	$8.19
Options granted	—	$—
Options exercised	—	$—		$—

Options forfeited	(79,670)	$(8.71)
Options expired	(18,372)	$(10.66)

Options outstanding at December 31, 2008	297,683	$7.90	33	$—

Options exercisable at December 31, 2008	297,683	$7.90	33	$—

The following table summarizes information about the stock options outstanding as of December 31, 2008:

		Options		Options Exercisable
	Number	Outstanding		Number
	Outstanding at	Weighted-Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted-Average
Range of Exercise Prices	2008	Contractual Life	Exercise Price	2008	Exercise Price

$ 6.69 - $ 8.67	248,753	2.88 years	$7.44	248,753	$7.44
$10.17 - $10.57	48,930	1.89 years	$10.25	48,930	$10.25

$ 6.69 - $10.57	297,683	2.72 years	$7.90	297,683	$7.90

Other information pertaining to stock option activity was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Total intrinsic value of stock options exercised	$—	$—	$1,047

The fair value of stock options was estimated using the Black-Scholes option-pricing model and compensation expense is recognized on a straight-line basis over the remaining vesting period of such awards. As the Company has not granted any new stock options after 2003, the expense recognized for 2006 largely represents the service expense related to previously granted, unvested awards. The remaining cost related to the unvested options was recognized in January 2007. The Company had no unrecognized cost related to non-vested options at December 31, 2008.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock Units

Pursuant to the 1999 Stock Plan, the Company issues DSU’s, each of which are convertible into one share of Class A Common Stock. The value of the DSU’s on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter. The DSU’s are reflected in the basic earnings per share computation upon vesting. As of December 31, 2008, 2,777,335 DSU’s are fully vested, in respect of which 498,918 shares of stock have not been delivered and the Company has approximately $1.0 million of unrecognized compensation cost related to non-vested DSU’s. Due to the reconstruction of the Board of Directors in January 2009, all 819,252 unvested DSU’s vested and the Company will record $1.0 million in compensation expense.

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

The Company recognized $2.2 million, $2.4 million and $2.3 million in stock-based compensation in 2008, 2007 and 2006, respectively, related to DSU’s. On August 1, 2007, the Company announced it received notice from Hollinger Inc., the Company’s former controlling stockholder, that certain corporate actions with respect to the Company had been taken by written consent. These actions included increasing the size of the Board of Directors with vacancies being filled by stockholders having a majority interest. As a result of the change in control, approximately 165,000 outstanding DSU’s that were not yet vested became vested, which resulted in stock compensation expense of $1.0 million in 2007.

Non-vested DSU activity was as follows:

		Weighted-Average		Aggregate
	Number of	Grant Date	Weighted-Average	Intrinsic
	Units	Fair Value	Remaining Term	Value
			(Months)	(In thousands)

Unvested at December 31, 2007	2,316,275	$1.34
DSU’s granted	441,092	$0.59
DSU’s vested	(1,756,507)	$(1.17)		$581

DSU’s forfeited	(181,608)	$(1.30)

Unvested at December 31, 2008	819,252	$1.31	22	$41

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Total fair value of DSU’s granted	$259	$3,938	$975

Intrinsic value of DSU’s vested	$581	$1,551	$1,481

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Employee Benefit Plans

Defined Contribution Plans

The Company sponsors three domestic defined contribution plans, all of which have provisions for Company contributions. For the years ended December 31, 2008, 2007 and 2006, the Company contributed $1.3 million, $2.2 million and $2.6 million, respectively.

Defined Benefit Plans

During 2006, the FASB issued SFAS No. 158 that required implementation in fiscal years ending after December 15, 2006. SFAS No. 158 amended SFAS Nos. 87, 88, 106 and 132R but retained most of the measurement and disclosure requirements and did not change the amounts recognized in the income statement as net periodic benefit cost. The Company adopted the SFAS No. 158 requirements for the December 31, 2006 financial statements and disclosures.

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

The Company has seven domestic and six Canadian single-employer defined benefit pension plans and four domestic and two Canadian supplemental retirement arrangements. The Company’s contributions to these plans for the years ended December 31, 2008, 2007 and 2006 were approximately $10.4 million, $7.2 million and $3.3 million, respectively, and it expects to contribute approximately $6.8 million to these plans in 2009.

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

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost (credit) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Service cost	$1,252	$1,305	$1,526
Interest cost	18,508	18,456	18,653
Expected return on plan assets	(24,589)	(26,158)	(25,609)
Amortization of losses	1,079	2,666	2,825
Settlement and curtailment (gain) loss	239	458	(67)
Amortization of transitional obligation	112	112	112
Amortization of prior service costs	144	183	198

Net periodic benefit cost (credit)	$(3,255)	$(2,978)	$(2,362)

The table below sets forth the reconciliation of the benefit obligation as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Benefit obligation at the beginning of the year	$363,372	$348,179
Service cost	1,252	1,305
Interest cost	18,508	18,456
Participant contributions	2	5
Currency translation differences	(47,944)	43,770
Settlements and transfers	(1,319)	(1,380)
Actuarial (gain) loss	(24,541)	(16,029)
Benefits paid	(35,738)	(30,934)

Benefit obligation at the end of the year	273,592	363,372

Fair value of plan assets at the beginning of the year	412,455	351,624
Actual return on plan assets	(74,799)	34,628
Currency translation differences	(55,390)	51,271
Settlements and transfers	(1,754)	(1,388)
Employer contributions	10,443	7,249
Participant contributions	2	5
Benefits paid	(35,738)	(30,934)

Fair value of plan assets at the end of the year	255,219	412,455

Funded status	$(18,373)	$49,083

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31,
	2008	2007
	(In thousands)

Prepaid pension asset	$33,323	$89,512
Pension liability included in current liabilities	$(1,845)	$(3,993)
Pension liability included in noncurrent liabilities	$(49,852)	$(36,436)
Accumulated other comprehensive loss, before income taxes	$118,432	$59,070

Amounts recognized in “Accumulated other comprehensive loss,” before income taxes consist of:

	December 31,
	2008	2007
	(In thousands)

Net actuarial losses	$116,744	$56,907
Prior service costs	876	1,240
Net transition obligation	812	923

	$118,432	$59,070

Accumulated other comprehensive loss, before taxes in 2008 included net actuarial losses of $74.8 million, foreign currency translation gains of $14.4 million, settlement and curtailment losses recognized of $0.2 million and amortization of net actuarial losses, prior service costs and net transition obligation of $1.1 million, $0.1 million and $0.1 million, respectively.

The estimated net actuarial losses, prior service costs and net transition obligation for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit costs over the next fiscal year are $6.3 million, $0.1 million and $0.1 million, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	December 31,
	2008	2007
	(In thousands)

Projected benefit obligation	$99,380	$111,084
Accumulated benefit obligation	$95,996	$107,841
Fair value of plan assets	$47,684	$70,655

Information for pension plans with plan assets in excess of the accumulated benefit obligation as of December 31:

	December 31,
	2008	2007
	(In thousands)

Projected benefit obligation	$174,212	$252,288
Accumulated benefit obligation	$174,212	$252,288
Fair value of plan assets	$207,535	$341,800

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The ranges of assumptions are as follows:

	December 31,
	2008	2007	2006

Discount rate	6.25% - 7.20%	5.50% - 6.25%	5.00% - 5.75%
Expected return on plan assets	3.75% - 8.00%	5.50% - 8.00%	5.50% - 8.25%
Compensation increase	3.0%	3.0%	3.0%

Weighted-average assumptions used to determine plan benefit obligations at December 31:

	Pension Benefits
	2008	2007

Discount rate	6.90%	5.67%
Rate of compensation increase	2.39%	2.53%

Weighted-average assumptions used to determine plan net periodic benefit cost for the years ended December 31:

	Pension Benefits
	2008	2007	2006

Discount rate	6.90%	5.67%	5.18%
Expected long-term return on plan assets	4.55%	6.53%	7.22%
Rate of compensation increase	2.39%	2.53%	2.47%

The discount rate is based on yield curves derived from AA corporate bond yields with terms similar to the projected benefit payment duration of the benefit plans. The Company used a building block approach to determine its current assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns range from 3.75% to 8.00%. The Company’s current target asset allocation varies by pension plan. The weighted average target allocation is approximately 25% in equity securities and 75% in debt and other securities.

Pension Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Plan Assets at
	December 31,
Asset Category	2008	2007

Equity securities	25.7%	55.9%
Debt securities	47.0%	38.2%
Other	27.3%	5.9%

Total	100.0%	100.0%

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

The components of net periodic postretirement benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Service cost	$10	$10	$27
Interest cost	1,108	1,103	1,357
Settlement gain	(3,225)	—	—
Amortization of gains	(287)	(1,782)	(788)

Net periodic postretirement benefit cost (credit)	$(2,394)	$(669)	$596

The table below sets forth the reconciliation of the accumulated postretirement benefit obligation:

	December 31,
	2008	2007
	(In thousands)

Accumulated postretirement benefit obligation at the beginning of the year	$30,925	$29,476
Service cost	10	10
Interest cost	1,108	1,103
Settlement gains	(3,248)	—
Actuarial gains	(2,575)	(2,495)
Benefits paid	(2,107)	(2,146)
Currency translation differences	(5,086)	4,977

Accumulated postretirement benefit obligation at the end of the year	19,027	30,925
Fair value of plan assets at the end of the year	1,390	2,008

Unfunded status	$17,637	$28,917

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

	December 31,
	2008	2007
	(In thousands)

Unfunded status, included in current liabilities	$2,000	$2,400

Unfunded status, included in other liabilities	$15,637	$26,517

Unrecognized net gain, included in accumulated other comprehensive income, net of tax	$11,080	$11,515

Unrecognized net gain, before taxes in accumulated other comprehensive income in 2008 included net actuarial gains of $2.8 million, foreign currency translation losses of $2.5 million, settlement gain recognized of $0.1 million and amortization of net actuarial gains of $0.6 million.

The estimated net actuarial gain for the postretirement benefits plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.7 million.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.30% and 5.50% as of December 31, 2008 and 2007, respectively. The weighted average discount rate used in determining the postretirement net periodic benefit cost was 5.50% and 5.00% for 2008 and 2007, respectively. The discount rate is based on yield curves derived from AA corporate bond yields with terms similar to the projected benefit payment duration of the benefit plans. The weighted average discount rate used in determining the accumulated postemployment benefit obligation and postemployment net periodic benefit cost was 2.10% and 5.25% for 2008 and 2007, respectively. The discount rate is based on AAA Government of Canada bond yields with maturities matching the duration of the benefit plans’ obligation. Generally, benefits under the plans are paid for by the Company’s contributions to the plan and the Company expects the contributions in 2009 to approximate those in 2008.

	2008	2007

Healthcare cost trend assumed next year	8.0%	7.4%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year that rate reaches ultimate trend rate	2028	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for heath care plans. If the health care cost trend rate was increased 1%, the accumulated postretirement benefit obligation as of December 31, 2008 would have increased $1.0 million (2007 — $1.3 million) and the effect of this change on the aggregate of service and interest cost for 2008 would have been an increase of $0.1 million (2007 — $0.1 million). If the health care cost trend rate was decreased 1%, the accumulated postretirement benefit obligation as of December 31, 2008 would have decreased by $0.9 million (2007 — $1.2 million) and the effect of this change on the aggregate of service and interest cost for 2008 would have been a decrease of $0.1 million (2007 — $0.1 million).

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Other Benefit Payments

The following table presents the expected future benefit payments to be paid by the pension and postretirement plans during the ensuing five years and five years thereafter:

	Pension	Postretirement
Year	Benefits	Benefits
	(In thousands)

2009	$26,212	$2,000
2010	$25,535	$2,062
2011	$25,088	$2,122
2012	$24,730	$2,178
2013	$24,292	$2,225
2014-2018	$114,657	$11,562

(17)	Other Operating Costs and Corporate Expenses

Items Included in “Other Operating Costs”

Included in “Other operating costs” are the following amounts that the Company believes may make meaningful comparison of results between periods difficult based on their nature, magnitude and infrequency.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Reorganization costs (Note 4)	$2,674	$6,352	$9,201
Severance expense	4,692	405	2,642
Write-off of capitalized direct response advertising costs(a)	—	15,191	—
Write-off of capitalized software(b)	—	1,487	882
Costs related to outsourcing of certain newspaper distribution activities, including severance	(163)	1,770	—
Loss on disposal or write-down of assets, net (see Note 7)	3,943	—	—
Costs related to printing plant relocation	1,235	—	—
Restitution and settlement costs — circulation matters	(584)	—	—

  (a)  Write-off of Capitalized Direct Response Advertising Costs

The Company follows the accounting methodology set forth in Statement of Position 93-7 “Reporting on Advertising Costs” (“SOP 93-7”). Changes in the Company’s business practices and the Company’s expectations as to the effect of economic trends and consumer demand for the Company’s products, as indicated by declines in circulation and related advertising revenue, indicate that the benefit period of these direct response advertising costs can best be described as indeterminate and such costs are expensed as incurred.

The Company therefore determined that its direct response advertising costs were impaired as the subscription life can not be assumed to exceed the initial subscription period (reflective of an indeterminate subscription life in the current environment). As a result, the Company can no longer conclude that direct response advertising costs result in probable future economic benefits as contemplated in SOP 93-7 and the impaired capitalized costs were written off in 2007.

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Bad debt expense related to loan to subsidiary of Hollinger Inc.(a)	$—	$33,685	$—
Loss on sale of newspaper operations(b)	10,538	13,603	—
Settlement of claims with Hollinger Inc.(c)	2,490	—	—
Severance expense	—	(176)	6,954
Unclaimed property costs	(456)	—	2,000

  (a)  Bad Debt Expense Related to Loan to Subsidiary of Hollinger Inc.

Represents bad debt expense related to a loan to a subsidiary of Hollinger Inc. discussed in detail in Note 23(b). The Company’s collateral for the loan is subordinated to certain obligations of Hollinger Inc. which initiated a court-supervised restructuring under the CCAA and a companion proceeding in the U.S. pursuant to Chapter 15 of the U.S. Bankruptcy Code.

  (b)  Loss on Sale of Newspaper Operations

At December 31, 2007, the Company had a reserve established under “Accounts payable and accrued expenses” on its Consolidated Balance Sheet in respect of an arbitration arising from a dispute with CanWest in the amount of Cdn.$15.0 million (USD$15.2 million). The Company had also previously established an escrow account containing approximately Cdn.$21.6 million (USD$21.8 million) available to pay any final arbitration award. The escrowed funds are included on the Consolidated Balance Sheet at December 31, 2007 under “Escrow deposits and restricted cash.”

On January 29, 2009, the Company received the decision of an arbitrator in the dispute between the Company and CanWest. The arbitrator’s decision includes an award in favor of CanWest in the amount of approximately Cdn.$50.7 million. The award was exclusive of interest and costs, which are estimated to aggregate Cdn.$18.2 million. On March 12, 2009, the Company entered into a settlement agreement with CanWest that resolved all claims with respect to the arbitration award against the Company. Under the terms of the settlement agreement, CanWest received Cdn.$34.0 million, including approximately Cdn.$22.0 million from an escrow account funded by the Company, and an additional Cdn.$6.0 million paid by the Company in March 2009. The remainder due to CanWest was paid by an unaffiliated third party. As a result of the settlement, the Company and all of its affiliates and subsidiaries have been released fully from any and all liability related to the arbitration award and the underlying transactions that led to the award. In addition to the items recorded at December 31, 2007, in 2008 the Company recorded Cdn.$13.0 million ($USD 10.5 million) related to this settlement, which is included under “Accounts payable and accrued expenses.” See Note 22(a).

  (c)  Settlement of Claims with Hollinger Inc.

Represents effect of settlement and complete release of claims between the Company and Hollinger Inc., including approximately $1.7 million for write-off of amounts due from Hollinger Inc. and related parties and approximately $0.8 million related to additional common stock issued (including legal fees). See Note 23(i).

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

				Incurred Since
	Year Ended December 31,			Inception through
	2008	2007	2006	December 31, 2008(6)
	(In thousands)

Special Committee investigation costs(1)	$3,462	$6,216	$4,743	$67,142
Litigation costs(2)	713	1,533	6,376	29,191
Indemnification fees and costs(3)	9,396	47,776	18,949	119,110
Recoveries(4)	(2,000)	(47,718)	(47,475)	(129,568)

	$11,571	$7,807	$(17,407)	85,875

				(33,265	)(5)

				$52,610	(7)

(1)	Costs and expenses arising from the Special Committee investigation. These amounts include the fees and costs of the Special Committee’s members, counsel, advisors and experts. The Special Committee was dissolved in November 2008, and the Special Committee’s related legal matters were turned over to the Company’s Board of Directors and management.

(2)	Largely represents legal and other professional fees to defend the Company in litigation that has arisen as a result of the issues the Special Committee has investigated, including costs to defend the counterclaims of Hollinger Inc. and Black in Hollinger International Inc. v. Conrad M. Black, Hollinger Inc., and 504468 N.B. Inc. described in the Company’s previous filings.

(3)	Represents amounts the Company has been required to advance in fees and costs to indemnified parties, including former officers and directors and their affiliates and associates who are defendants in the litigation brought by the Company or in the criminal proceedings. See “Black v. Hollinger International Inc.” described in the Company’s previous filings.

(4)	Represents recoveries including $2.0 million related to the settlement with Hollinger Inc. for legal fees incurred in connection with Hollinger Inc.’s CCAA proceedings, $47.7 million related to a settlement with Radler described above, $47.5 million in a settlement with certain of the Company’s directors and officers insurance carriers in 2006, $30.3 million in a settlement with Torys LLP in 2005 and $2.1 million in recoveries of indemnification payments from Black in 2005. Excludes settlements with former directors and officers, pursuant to a restitution agreement reached in November 2003, of $1.7 million and $31.5 million recognized in 2004 and 2003, respectively, which were recorded in “Other income (expense), net,” and interest related to various recoveries and settlements of $15.8 million which was recorded in “Interest and dividend income.” Total recoveries, including interest, aggregate $176.6 million. In addition, the Radler settlement resulted in the collection of $8.5 million of notes receivable.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Represents amounts received pursuant to the restitution agreement described in (4) above.

(6)	The Special Committee was formed on June 17, 2003. These amounts represent the cumulative net costs from that date.

(7)	Including the $7.2 million and $8.5 million received from Radler in interest and payment of notes receivable, respectively (see (4) above), and the Company’s potential share of insurance proceeds held in escrow (see Note 22(a) “Stockholder Class Actions”) of $20.8 million, the amounts collected by the Special Committee aggregate $199.3 million and total expenses aggregate $215.4 million.

(19)	Other Income (Expense), Net

	December 31,
	2008	2007	2006
	(In thousands)

Loss on extinguishment of debt(a)	$—	$(60)	$—
Expenses related to FDR Collection(b)	(1,500)	—	—
Write-down of investments(c)	(8,700)	(12,200)	—
Foreign currency gains (losses), net	18,437	(16,569)	2,943
Gain (loss) on sale of investments	1,108	1,019	(76)
Equity in losses of affiliates	(74)	(184)	(259)
Other	768	150	34

	$10,039	$(27,844)	$2,642

(a)	In 2007, the Company retired $6.0 million of its 9% Senior Notes and recognized a premium for early redemption. See Note 11.

(b)	The Company has made several acquisitions of papers and other memorabilia of President Franklin Delano Roosevelt (the “FDR Collection”). The Company has recorded an impairment for the remaining carrying value of the FDR Collection of $1.5 million during 2008 and has fully reserved the initial purchase price. The U.S. National Archives has asserted an ownership claim to a portion of the collection known as the Grace Tully Collection.

(c)	In 2008 and 2007, the Company recorded $8.7 million and $12.2 million of impairment charges, respectively, related to the valuation of its Canadian CP. See Note 6.

(20)	Income Taxes

Total income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows:

	2008	2007	2006
	(In thousands)

Income tax expense (benefit) allocated to:
Loss from continuing operations before income taxes	$(13,129)	$(420,888)	$57,431
Income from discontinued operations	—	1,066	35,173
Other comprehensive income (loss) — foreign currency translation adjustments	1	106	4
Other comprehensive income (loss) — unrealized holding gain (loss) on marketable securities	—	2	(665)
Other comprehensive income (loss) — pension adjustment	(10,713)	8,166	3,117

	$(23,841)	$(411,548)	$95,060

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) allocated to loss from continuing operations before income taxes for the years shown below consists of:

	Current	Deferred	Total
	(In thousands)

Year ended December 31, 2008:
U.S. federal	$—	$13,619	$13,619
Foreign	(30,831)	1,822	(29,009)
State and local	315	1,946	2,261

	$(30,516)	$17,387	$(13,129)

Year ended December 31, 2007:
U.S. federal	$(11,509)	$116,590	$105,081
Foreign	(556,833)	460	(556,373)
State and local	—	30,404	30,404

	$(568,342)	$147,454	$(420,888)

Year ended December 31, 2006:
U.S. federal	$3,910	$12,091	$16,001
Foreign	43,138	(5,222)	37,916
State and local	606	2,908	3,514

	$47,654	$9,777	$57,431

U.S. and foreign components of loss from continuing operations before income taxes are presented below:

	2008	2007	2006
	(In thousands)

U.S.	$(382,240)	$(121,511)	$(29,351)
Foreign	15,612	(29,346)	9,152

	$(366,628)	$(150,857)	$(20,199)

Total income taxes paid during the years ended December 31, 2008, 2007 and 2006 amounted to $3.4 million, $33.3 million and $23.3 million, respectively.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) allocated to loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for 2008, 2007 and 2006 as a result of the following:

	2008	2007	2006
	(In thousands)

Income tax benefit at federal statutory rate	$(128,320)	$(52,800)	$(7,070)
Impact of taxation at different foreign rates	2,209	4,191	(1,725)
U.S. state and local income tax benefit, net of federal tax impact	(18,724)	(8,298)	(1,462)
Tax impacts of the disposition and liquidation of Canadian operations, including book and tax basis differences, foreign exchange differences and related items(a)	—	—	(10,551)
Provision for tax contingencies	—	—	29,042
Reduction of tax contingency accruals due to the resolution of uncertainties(b)(e)	(34,650)	(578,530)	(39,297)
Reversal of U.S. deferred tax benefits related to disposition and liquidation of Canadian operations(c)	—	157,344	—
Interest on tax contingency accruals	49,601	47,967	81,523
Items non-deductible or non-includible for income tax purposes	397	4,228	831
Income tax expense (benefit) on intercompany and other transactions involving non-U.S. operations(b)	17,582	(28,797)	2,241
Increase in valuation allowance, net(d)	99,810	35,374	5,366
Other, net	(1,034)	(1,567)	(1,467)

Income tax expense (benefit) allocated to loss from continuing operations	$(13,129)	$(420,888)	$57,431

(a)	During 2008, the Company recognized the effects of the CanWest arbitration decision. The pre-tax charge of $10.5 million represents an adjustment related to the gain/loss on sale of newspaper operations. The related tax year had previously been closed with the Canada Revenue Agency (“CRA”) and the Company will receive no tax benefit for the loss. See Note 17.

(b)	During 2007, the Company reached an agreement with the CRA settling certain tax issues largely related to the disposition of certain Canadian operations in 2000. As a result of the settlement, the Company reduced its tax contingency accruals by $571.8 million and recorded a U.S. tax benefit of $14.9 million related to the deduction arising from the settlement.

(c)	The Company had recorded deferred tax assets for the U.S. tax benefits that were related to the 2000 disposition and liquidation of Canadian operations. Upon the settlement of the Canadian tax issues with the CRA, the Company reversed the U.S. deferred tax asset of $157.3 million and the corresponding valuation allowance.

(d)	The net increase in the valuation allowance in 2007 includes the effects of the following significant transactions. The Company recorded $193.5 million of increases in the valuation allowance to conform with its accounting policy that requires deferred tax assets be reduced to a level where they are more likely than not to be realized. The Company recorded a reduction of the valuation allowance in the amount of $157.3 million as described in (c) above.

(e)	In September 2008, the Company received a favorable ruling from the CRA that it completed an audit of the Company’s 2000 tax year, which resulted in no changes to the tax return. As a result, the Company has recorded a tax benefit, including interest through the quarter ended June 30, 2008, of $34.7 million reflecting the reversal of certain contingent tax liabilities no longer deemed necessary.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Deferred income tax liabilities” presented as non-current liabilities in the Consolidated Balance Sheets are summarized as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax liabilities	$20,006	$106,907
Deferred tax assets, net of valuation allowance	(10,437)	(48,564)

	$9,569	$58,343

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets attributable to:
Accounts receivable, principally due to allowance for doubtful accounts	$1,454	$2,087
Bad debt allowance on loan to subsidiary of Hollinger Inc.	—	13,474
Accrued expenses	5,124	20,502
Pension assets	1,349	—
Postretirement obligations	9,484	15,365
Intangible assets(a)	30,514	—
Investments	21,211	20,796
Net operating loss carryforwards	90,976	38,508
Claims for restitution	43,964	43,964
U.S. tax benefit related to disposition and liquidation of Canadian operations	—	10,849
Accrued interest and state income tax effects related to income tax contingent liabilities included in “Other tax liabilities”	109,535	93,000
Property, plant and equipment, principally due to differences in depreciation and deferred gain on exchange of assets(b)	14,170	—
Capital loss carryovers	7,355	6,745
Other	14,388	20,898

Deferred tax assets	349,524	286,188
Less valuation allowance	(339,087)	(237,624)

Net deferred tax assets	$10,437	$48,564

Deferred tax liabilities attributable to:
Property, plant and equipment, goodwill and intangible assets, principally due to differences in depreciation, amortization and deferred gain on exchange of assets(a)(b)	$—	$59,649
Pension assets	—	23,502
Deferred gain on disposition of Canadian Newspaper Operations	17,408	21,146
Other	2,598	2,610

Deferred tax liabilities	$20,006	$106,907

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The Company recognized an impairment charge for the entirety of its goodwill and intangible assets in 2008. See Note 8. The charge resulted in the reversal of $49.4 million in deferred tax liabilities and the establishment of $30.5 million in deferred tax assets for which a valuation allowance, in the same amount, has been established.

(b)	The Company recognized an impairment charge of $71.9 million for property, plant and equipment in 2008. See Note 8. The charge resulted in the reversal of $14.5 million in deferred tax liabilities and the establishment of $14.2 million in deferred tax assets for which a valuation allowance, in the same amount, has been established.

At December 31, 2008, the Company had approximately $200.6 million of U.S. net operating loss carryforwards, which expire in varying amounts on December 31, 2027 and December 31, 2028.

At December 31, 2008, the Company had approximately $10.7 million of Canadian net operating loss carryforwards, which will expire in varying amounts from December 31, 2009 through December 31, 2027. A further $41.7 million of excess capital losses are available in Canada for carryforward. There is no expiration for the capital loss carryforward.

The valuation allowance relates to tax benefits of future deductible temporary differences and net operating and capital loss carryforwards. Management believes that it is more likely than not that the tax benefits will not be fully realized, due to the inability to depend on the generation of taxable income from future operations to realize such benefits.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. Although the Company has made significant progress in resolving or settling certain tax issues, the remaining items under the caption “Other tax liabilities” in the accompanying Consolidated Balance Sheet at December 31, 2008 have not sufficiently advanced to the degree or with the level of finality that would cause the Company to adjust its accruals for income tax liabilities under the “more likely than not” criteria pursuant to FIN 48.

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

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$368,262
Reduction due to ruling from the CRA on tax year 2000	(19,280)
Other	(2,601)

Balance at December 31, 2008	$346,381

Substantially all of the unrecognized tax benefits at December 31, 2008 would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2008 and December 31, 2008, the Company had accruals of approximately $228.9 million and $261.5 million, respectively, in interest and penalties related to uncertain tax positions.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files income tax returns with federal, state and foreign jurisdictions. The Company is under examination by the Internal Revenue Service (“IRS”) for federal tax years 2004 to 2006. The Company’s 2002 through 2007 New York State tax returns are currently scheduled to be examined in May of 2009. The Company’s Indiana tax returns are currently being audited for years 2004 through 2007.

In January 2008, the Company received an examination report from the IRS setting forth proposed adjustments to the Company’s U.S. income tax returns from 1996 through 2003. The Company has disputed certain of the proposed adjustments. The process for resolving disputes between the Company and the IRS is likely to entail various administrative and judicial proceedings, the timing and duration of which involve substantial uncertainties. As the disputes are resolved, it is possible that the Company will record adjustments to its financial statements that could be material to its financial position and results of operations and it may be required to make material cash payments. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2009.

(21)	Earnings (Loss) per Share

The following tables reconcile the numerator and denominator for the calculation of basic and diluted income (loss) per share from continuing operations:

	Year Ended December 31, 2008
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Loss from continuing operations	$(353,499)	82,010	$(4.31)
Effect of dilutive securities	—	—	—

Diluted EPS
Loss from continuing operations	$(353,499)	82,010	$(4.31)

The effect of stock options has been excluded from the calculations for 2008 because they are anti-dilutive as a result of the loss from continuing operations. The number of potentially dilutive securities, comprised of shares issuable in respect of DSU’s and stock options, at December 31, 2008 was 1,116,935.

	Year Ended December 31, 2007
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

(22)	Commitments and Contingencies

(a)	Litigation

Litigation Involving Controlling Stockholder, Senior Management and Directors

As previously reported in the Company’s SEC filings, on January 28, 2004, the Company, through the Special Committee, filed a civil complaint in the United States District Court for the Northern District of Illinois asserting breach of fiduciary duty and other claims against Hollinger Inc., Ravelston, RMI, and certain former executive officers of the Company, which complaint was amended on May 7, 2004 and again on October 29, 2004. The action is entitled Hollinger International Inc. v. Hollinger Inc., et al., Case No. 04C-0698. The second amended complaint sought to recover approximately $542.0 million in damages, including prejudgment interest of approximately $117.0 million, and punitive damages. The second amended complaint asserted claims for breach of fiduciary duty, unjust enrichment, conversion, fraud and civil conspiracy in connection with transactions described in the Report, including, among other Transactions, unauthorized “non-competition” payments, excessive management fees, sham broker fees and investments and divestitures of Company assets.

On October 8, 2008, the Company filed a Third Amended Complaint against Ravelston, Black, John A. Boultbee (“Boultbee”), Daniel W. Colson (“Colson”) and Barbara Amiel Black (“Amiel Black”). The Third Amended Complaint updates the factual allegations and removes defendants Richard N. Perle, Radler and Hollinger Inc., the latter two having entered into settlement agreements with the Company, as previously discussed. See Note 18. The Third Amended Complaint also narrows the asserted claims, in part to reflect these settlements, removing previously-asserted claims totaling approximately $105.0 million. Colson, Black, Boultbee and Amiel Black have answered the Third Amended Complaint, while Ravelston has not. Although, as previously reported, Black and Ravelston had asserted counterclaims against the Company in response to the Second Amended Complaint, their counterclaims have not been reasserted in response to the Third Amended Complaint.

Stockholder Class Actions

As previously disclosed, in 2004 certain stockholders of the Company initiated securities class action claims asserted against the Company, a number of its former directors and officers, certain affiliated companies, and the Company’s auditor, KPMG LLP, in a consolidated class action in the United States District Court for the Northern District of Illinois entitled In re Hollinger International Inc. Securities Litigation, No. 04C-0834, and in similar actions that have been initiated in Saskatchewan, Ontario, and Quebec, Canada. Those actions assert, among other things, that from 1999 to 2003 the defendants breached U.S. federal, state, and/or Canadian law by allegedly making misleading disclosures and omissions regarding certain “non-competition” payments and the payment of allegedly excessive management fees. On July 31, 2007, the Company entered into agreements to settle these suits and

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation over its directors and officers insurance coverage. The Company’s settlement of the securities class action lawsuits will be funded entirely by $30.0 million in proceeds from the Company’s insurance policies. The settlement includes no admission of liability by the Company or any of the settling defendants and the Company continues to deny any such liability or damages. In addition, the Company’s insurers have deposited $24.5 million in insurance proceeds into an escrow account in return for a release from any other claims for the July 1, 2002 to July 1, 2003 policy period. If the securities class action settlement is approved, there will then be a court proceeding to determine how the $24.5 million in the insurance escrow account should be distributed. The insurance settlement agreement is conditioned upon approval of the class action settlement. The parties are in the process of seeking these approvals in the appropriate courts in the United States and Canada. Due to the contingent and conditional nature of the settlement and insurance proceeds, the Company’s financial statements do not reflect any amounts related to the agreements described above.

Sun-Times Media Group, Inc. v. Black

On February 1, 2008, the Company brought an action in the Court of Chancery of the State of Delaware against Black, Boultbee, Mark S. Kipnis and Peter Y. Atkinson (“Atkinson”). In the action, entitled Sun-Times Media Group, Inc. v. Black, C.A. No. 3518-VCS, the Company sought a declaration that it has no obligation to advance any of the defendants’ attorneys fees and other expenses incurred in connection with the appeals of their respective criminal convictions and sentences, and that it is entitled to repayment or setoff of legal fees and expenses that it previously advanced to each defendant in connection with the criminal counts on which they were convicted. On July 30, 2008, the Delaware Court of Chancery granted summary judgment to the defendants and denied the Company’s motion for summary judgment. On September 29, 2008, the Court entered an order implementing its rulings, which stated that the Company “shall continue to advance reasonable attorneys’ fees and other expenses to the defendants until the final disposition of United States v. Black, et al., 05 CR 727 (N.D. Ill.), that is, until all direct appeals in that proceeding and any remands therefrom, together with any additional direct appeals are resolved or the time for filing any direct appeals shall have expired.”

Black v. Breeden, et al.

As previously reported, six defamation actions have been brought by Black in the Ontario Superior Court of Justice against Richard C. Breeden, Gordon A. Paris, Graham W. Savage, Raymond Seitz and other former officers and directors of the Company. The defendants named in the six defamation actions have indemnity claims against the Company for all reasonable costs and expenses they incur in connection with these actions, including judgments, fines and settlement amounts. In addition, the Company is required to advance legal and other fees that the defendants may incur for the defense of those actions. The matter is pending.

United States Securities and Exchange Commission v. Conrad M. Black, et al.

As previously reported, on November 15, 2004, the SEC filed an action in the United States District Court for the Northern District of Illinois against Black seeking injunctive, monetary and other equitable relief. In the action, the SEC alleges that Black violated federal securities laws by engaging in a fraudulent and deceptive scheme to divert cash and assets from the Company and to conceal his self-dealing from the Company’s public stockholders from at least 1999 through at least 2003. The SEC also alleges that Black was liable for the Company’s violations of certain federal securities laws during at least this period.

The SEC alleges that the scheme used by Black included the misuse of so-called “non-competition” payments to divert $85.0 million from the Company to defendants and others; the sale of certain publications owned by the Company at below-market prices to a privately-held company controlled by Black and Radler; the investment of $2.5 million of the Company’s funds in a venture capital fund with which Black and two other former directors of the Company were affiliated; and Black’s approval of a press release by the Company in November 2003 in which Black allegedly misled the investing public about his intention to devote his time to an effort to sell Company assets

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the benefit of all of the Company’s stockholders and not to undermine that process by engaging in transactions for the benefit of himself and Hollinger Inc. The SEC further alleges that Black misrepresented and omitted to state material facts regarding related party transactions to the Company’s Audit Committee of the Board of Directors and Board of Directors and in the Company’s SEC filings and at the Company’s stockholder meetings.

The SEC’s complaint seeks: (i) disgorgement of ill-gotten gains by Black and unspecified civil penalties against each of them; (ii) an order enjoining Black from serving as an officer or director of any issuer required to file reports with the SEC; (iii) a voting trust upon the shares of the Company held directly or indirectly by Black and Hollinger Inc.; and (iv) an order enjoining Black from further violations of the federal securities laws.

On January 16, 2008, the SEC moved for summary judgment on certain of its claims against Black. Black filed his response to the motion on February 20, 2008. On September 24, 2008, the Court granted in part the SEC’s motion for partial summary judgment against Black, finding him liable for securities fraud for, among other things, statements in the Company’s 2001 Form 10-K, 2002 Form 10-K, and 2002 Proxy Statement. On October 22, 2008, the Court entered an order enjoining Black from violating provisions of the Securities Exchange Act of 1934 and from serving as an officer or director of a public company.

On November 19, 2008, the SEC moved for monetary relief based on the Court’s summary judgment ruling. The motion seeks an award of approximately $30.0 million in disgorgement, interest, and penalties, with the entire judgment to be paid to the Company as the victim of the fraud. On December 10, 2008, Black filed his opposition to the motion, and on December 23, 2008, the SEC filed its reply. The motion is pending.

CanWest Arbitration

As previously reported, on December 19, 2003, CanWest commenced notices of arbitration against the Company and others with respect to disputes arising from CanWest’s purchase of certain newspaper assets from the Company in 2000. CanWest and the Company had competing claims relating to this transaction. CanWest claimed the Company and certain of its direct subsidiaries owed CanWest approximately Cdn.$84.0 million. The Company was contesting this claim, and had asserted a claim against CanWest in the aggregate amount of approximately Cdn.$80.5 million.

On January 29, 2009, the Company received the arbitrator’s decision. The arbitrator’s decision included an award in favor of CanWest in the amount of approximately Cdn.$50.7 million. The award is exclusive of interest and costs, which are estimated to aggregate Cdn.$18.2 million. On March 12, 2009, the Company entered into a settlement agreement with CanWest that resolved all claims with respect to the arbitration award against the Company. Under the terms of the settlement agreement, CanWest received Cdn.$34.0 million, including approximately Cdn.$22.0 million from an escrow account funded by the Company, and an additional Cdn.$6.0 million paid by the Company in March 2009. The escrowed funds are included on the Consolidated Balance Sheet under “Escrow deposits and restricted cash.” The remainder due to CanWest was paid by an unaffiliated third party. As a result of the settlement, the Company and all of its affiliates and subsidiaries have been released from any and all liability related to the arbitration award and the underlying transactions that led to the award.

CanWest and The National Post Company v. Hollinger Inc., Hollinger International Inc., the Ravelston Corporation Limited and Ravelston Management, Inc.

As previously reported, on December 17, 2003, CanWest and The National Post Company brought an action in the Court against the Company and others for approximately Cdn.$25.7 million plus interest in respect of issues arising from a letter agreement dated August 23, 2001 to transfer the Company’s remaining 50% interest in the National Post to CanWest. On November 30, 2004, the Company settled all but two of the matters in this action by paying The National Post Company the amount of Cdn.$26.5 million. The two remaining matters were discontinued and transferred to the CanWest Arbitration on consent of the parties.

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

  (ii)  Letters of Credit

In connection with the Company’s insurance program, letters of credit are required to support certain projected workers’ compensation obligations. At December 31, 2008, letters of credit in the amount of $10.1 million ($12.2 million at December 31, 2007) were outstanding and the Company maintained compensating deposits with the issuer of $10.3 million ($12.1 million at December 31, 2007).

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

The following is a description of certain relationships and related-party transactions for the three years ended December 31, 2008. Most of the findings of the Special Committee set forth in the Report are the subject of ongoing litigation and are being disputed by the former executive officers and certain of the former directors of the Company who are the subject of the Report.

(a) The Company was party to management services agreements with Ravelston, pursuant to which Ravelston provided advisory, consultative, procurement and administrative services to the Company. These services agreements were assigned on July 5, 2002 to RMI. The Company and its subsidiaries have not recorded fees allegedly payable to Ravelston and RMI, after 2004 pursuant to these agreements. Moffat Management Inc. (“Moffat”) and Black-Amiel Management Inc. (“Black-Amiel”) had separate services agreements with the Company. A restructuring agreement with Hollinger Inc., Black, Radler, Boultbee and Atkinson, among other things provided for the termination of these agreements in accordance with their terms, effective June 1, 2004, and the negotiation of the management fee payable thereunder for the period from January 1, 2004 until June 1, 2004. In November 2003, in accordance with the terms of the restructuring agreement mentioned above, the Company notified RMI, Moffat and Black-Amiel of the termination of the services agreements effective June 1, 2004 and subsequently proposed, and recorded a charge for, a reduced aggregate management fee of $100,000 per month for the period from January 1, 2004 through June 1, 2004. RMI did not accept the Company’s offer and demanded a management fee of approximately $2.0 million per month, which the Company did not accept. RMI seeks damages from the Company

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for alleged breaches of the services agreements in legal actions pending before the courts. See “— Hollinger International Inc. v. Ravelston, RMI and Hollinger Inc.” in the Company’s previous filings.

Amounts due to related parties amounted to $9.2 million and $8.9 million at December 31, 2008 and 2007, respectively, largely representing amounts payable in respect of management fees which are no longer being accrued (since June 2004).

(b) On July 11, 2000, the Company loaned $36.8 million to a subsidiary of Hollinger Inc. to fund the cash purchase by Hollinger Inc. of HCPH Special Shares. The loan was originally payable on demand but on March 10, 2003, the due date for repayment was extended to no earlier than March 1, 2011. Effective January 1, 2002, the interest rate was changed from 13.0% per annum to LIBOR plus 3.0% per annum, without review by or approval of the Company’s independent directors. As of December 31, 2002, the balance, including accrued interest at the new unapproved rate, was $45.8 million. On March 10, 2003, the Company repurchased for cancellation, from a wholly owned subsidiary of Hollinger Inc., 2,000,000 shares of the Company’s Class A Common Stock at $8.25 per share for a total of $16.5 million. The Company also redeemed, from the same subsidiary of Hollinger Inc., pursuant to a redemption request, all of the 93,206 outstanding shares of Series E Redeemable Convertible Preferred Stock of the Company at the fixed redemption price of Cdn.$146.63 per share or approximately $9.3 million. Payments for the March 10, 2003 repurchase and redemption were applied against this debt due from the Hollinger Inc. subsidiary resulting in a calculation of net outstanding debt due to the Company of approximately $20.4 million as of March 10, 2003, the date of the repayment. The debt, since the date of the partial repayment, bears interest at 14.25%. Following the receipt of an independent fairness opinion and a review of all aspects of the transaction relating to the changes in the debt arrangements with Hollinger Inc., including the subordination of this remaining debt, by a committee of the Board of Directors of the Company, composed entirely of independent directors, the committee approved the new debt arrangements.

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

The Company’s collateral for the loan is subordinated to certain obligations of Hollinger Inc., which initiated a Court-supervised restructuring under the CCAA and a companion proceeding in the U.S. pursuant to Chapter 15 of the U.S. Bankruptcy Code in August 2007. The Company recorded a bad debt expense of $33.7 million related to this loan which is included in “Corporate expenses” in the Consolidated Statement of Operations for the year ended December 31, 2007. See Note 17. Pursuant to a settlement with Hollinger Inc. in May 2008, the Company wrote-off the fully reserved promissory note of approximately $33.7 million. See Note 23(i).

(c) The Company has recorded $9.4 million, $47.8 million and $18.9 million of expenses on behalf of current and former executive officers and directors of the Company during the years ended December 31, 2008, 2007 and 2006, respectively. The majority of these expenses relate to payments of fees for legal counsel representing former executive officers and directors of the Company in their dealings with the Special Committee, while conducting its investigations or with respect to criminal proceedings and litigation as described in Note 22(a). Payments of such fees were made pursuant to indemnification provisions of the Company’s Certificate of Incorporation and the Company’s by-laws. See Note 18.

(d) Bradford, a company controlled by Black and Radler, granted a non-interest bearing note receivable to the Company in connection with a “non-competition” agreement entered into on the sale of certain operations to Bradford during 2000. This note was non-interest bearing, and accordingly, the Company established the amount receivable at the net present value at the time of the agreement. The remaining balance represented that net present

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value less any payments received. The note receivable was unsecured and due over the period to 2010. This loan, aggregating $3.4 million, was fully repaid in 2007 as part of a settlement with Radler, Horizon and Bradford announced by the Company on March 18, 2007. See Note 18.

(e) Horizon granted a loan receivable to the Company in connection with the sale of certain operations to Horizon during 1999. The loan receivable was unsecured and was scheduled to mature in 2007. This loan was fully repaid in 2007 as part of a settlement with Radler, Horizon and Bradford announced by the Company on March 18, 2007. See Note 18.

(f) On March 18, 2007, the Company announced settlements, negotiated and approved by the Special Committee, with former President and Chief Operating Officer, Radler, (including his wholly-owned company, North American Newspapers Ltd. f/k/a F.D. Radler Ltd.) and the publishing companies Horizon and Bradford, including certain notes receivable. See Note 18.

(g) On August 1, 2007 the Company announced that it received notice from Hollinger Inc., the Company’s former controlling stockholder, that certain corporate actions with respect to the Company had been taken by written consent adopted by Hollinger Inc. and its affiliate, 4322525 Canada Inc., which collectively hold a majority in voting interest in the Company. These corporate actions included (i) amending the Company’s By-Laws to increase the size of the Company’s Board of Directors from eight members to eleven members and to provide that vacancies occurring in the Board of Directors may be filled by stockholders having a majority in voting interest; (ii) removing John F. Bard, John M. O’Brien and Raymond S. Troubh as directors of the Company; and (iii) electing William E. Aziz, Brent D. Baird, Albrecht Bellstedt, Peter Dey, Edward C. Hannah and G. Wesley Voorheis as directors of the Company.

(h) On November 28, 2007, the receiver for Ravelston and on behalf of Ravelston, appeared for a sentencing hearing before a U.S. court in certain criminal proceedings. Counsel for Richter advised the court that Richter and the United States Attorneys’ Office had entered into an agreement in respect of the amount of restitution to be paid by Ravelston. In accordance with that agreement, the court ordered Ravelston to pay a fine of $7.0 million and restitution in the net amount of $6.0 million to the Company.

(i) On March 25, 2008, the Company announced that it had agreed to the terms of a settlement (the “Settlement”) that resolved the various disputes and litigation between the Company and Hollinger Inc. At the time of the Settlement, Hollinger Inc. was the owner of all of the outstanding shares of the Company’s Class B Common Stock, which had ten votes per share, and 782,923 shares of Class A Common Stock, which has one vote per share. These holdings represented 19.6% of the outstanding equity of the Company and 70.0% of the voting power of the Company’s outstanding common stock at the time of the Settlement.

On March 24 and 25, 2008, respectively, the Special Committee and the Company’s full Board of Directors approved the Settlement. The Settlement was also approved by the Hollinger Inc. Board of Directors.

On May 14, 2008, the Company announced it had agreed to the Revised Settlement. The Revised Settlement was approved by the Company’s full Board of Directors and the Hollinger Inc. Board of Directors. The Company amended its SRP to ensure that the execution and delivery of the Company’s agreement to the Revised Settlement and the consummation of the Revised Settlement did not cause the Rights to become exercisable or otherwise trigger the provisions of the SRP. On May 26, 2008, the Revised Settlement was approved in Ontario, Canada, under the CCAA.

The Revised Settlement included a complete release of claims between the parties and the elimination of the voting control by Hollinger Inc. of the Company through conversion on a one-for-one basis of the shares of Class B Common Stock to shares of Class A Common Stock. The Revised Settlement also required the Company to deliver 1.499 million additional shares of Class A Common Stock to Hollinger Inc. The terms of the Revised Settlement were carried out at a closing on June 18, 2008. The Company granted demand registration rights with respect to the shares of Class A Common Stock that resulted from the conversion of the shares of Class B Common Stock, as well

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as with respect to the additional 1.499 million shares of Class A Common Stock issued to Hollinger Inc. pursuant to the Revised Settlement. The Company recorded $0.8 million in expense (including fees) related to the issuance of the 1.499 million shares of Class A Common Stock and $1.7 million related to the write-off of a receivable from Hollinger Inc. and its subsidiaries in addition to the previously mentioned write-off of the fully reserved loan of $33.7 million due from a subsidiary of Hollinger Inc.

Under the Revised Settlement, all shares of Class A Common Stock issued to Hollinger Inc. will be voted by the indenture trustees for certain notes issued by Hollinger Inc., but such trustees together will only be able to vote shares of common stock not exceeding 19.999% of the outstanding common stock of the Company at any given time.

Pursuant to a stipulation and agreement of settlement of U.S. and Canadian class actions against the Company and Hollinger Inc. and an insurance settlement agreement dated June 27, 2007, up to $24.5 million (plus interest, less fees and expenses) will be paid to the Company, Hollinger Inc. and/or other claimants under their directors’ and officers’ insurance policies (the “Insurance Settlement Proceeds”). Payment of the Insurance Settlement Proceeds is subject to the approval of various United States and Canadian courts. Under the terms of the Revised Settlement, Hollinger Inc. and the Company will cooperate to maximize the recoverable portion of the Insurance Settlement Proceeds payable to them collectively (as opposed to other claimants) and they have agreed that the Company will receive 85% and Hollinger Inc. will receive 15% of the amounts to be received collectively by Hollinger Inc. and the Company (as opposed to amounts received by other claimants) from such proceeds. Also, the collective recoveries, if any, of Hollinger Inc. and the Company on account of their claims against Hollinger Inc.’s controlling parent company, Ravelston, which is in insolvency proceedings in Ontario, Canada, will be divided equally between Hollinger Inc. and the Company.

The Revised Settlement provided that the Company would be reimbursed by Hollinger Inc. for up to $2.0 million of the Company’s legal fees that were incurred in connection with Hollinger Inc.’s CCAA proceedings. The Company received payment of $2.0 million in June 2008. See Note 18.

Pursuant to the Revised Settlement, on June 23, 2008, the Company announced that the six directors of the Company appointed by Hollinger Inc. on July 31, 2007 resigned from the Board of Directors. Thereafter, Peter J. Dey and Robert B. Poile were elected as directors. The two events had the effect of reducing the size of the Board of Directors from eleven to seven.

Under the terms of the Revised Settlement, certain of the Company’s claims against Hollinger Inc. were allowed as unsecured claims, in agreed amounts (“Allowed Claims”). The Company’s total recovery in respect of the Allowed Claims is capped at $15.0 million. After the Company receives the first $7.5 million in respect of the Allowed Claims, 50% of any further recovery received by the Company in respect of the Allowed Claims (subject to the $15.0 million cap) will be assigned to Hollinger Inc. Under the terms of the Revised Settlement, the amounts so assigned are intended to be available to fund litigation claims of Hollinger Inc. against third parties. All of the Company’s claims against Hollinger Inc. other than the Allowed Claims were released as part of the general mutual release that, among other things, discontinued any and all pending litigation between the Company and Hollinger Inc., including all of the litigation pending in the United States District Court for the Northern District of Illinois.

(24)	Liquidity Considerations

Bankruptcy and Insolvency Filings

The outcome of the proceedings under the Bankruptcy Code may result in material changes to the Company’s operations and financial condition. The following discussion on liquidity and capital resources does not reflect the affects the Filings will have on the timing and/or extent of settling liabilities in existence at or prior to the Filings. See Note 1.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents amounted to $79.2 million at December 31, 2008 as compared to $142.5 million at December 31, 2007, a decrease of $63.3 million. Canadian subsidiaries held $29.9 million in cash at December 31, 2008 which, due to funding requirements in Canada, is unavailable to fund U.S. operations. Cash and cash equivalents at December 31, 2008 and December 31, 2007 exclude $20.2 million and $48.2 million, respectively of Canadian CP that was initially purchased under the Company’s cash management program. However, because the Canadian CP was not redeemed at maturity in August 2007 due to the combination of a collapse in demand for Canadian CP and the refusal of the back-up lenders to fund the redemption due to their assertion that these events did not constitute events that would trigger a redemption obligation, the Company’s investments in Canadian CP have instead been recorded as investments and classified as non-current assets in the Consolidated Balance Sheet at December 31, 2008. See “Investments” below.

Investments

Investments include $7.4 million in Canadian CP ($20.2 million including accrued interest less a $12.8 million write-down). The Canadian CP was issued by certain special purpose entities sponsored by non-bank entities. See “Significant Transactions in 2008.”

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

Factors That Are Expected to Affect Liquidity in the Future

Potential Cash Outlays Related to Accruals for Income Tax Contingent Liabilities

The Company has the following income tax liabilities recorded in its Consolidated Balance Sheet at December 31, 2008:

(In thousands)

Income taxes payable	$448
Deferred income tax liabilities	9,569
Other tax liabilities	607,960

$617,977

The Company has recorded accruals to cover contingent liabilities related to additional taxes, interest, and penalties it may be required to pay in various tax jurisdictions. Such accruals are included in “Other tax liabilities” listed above.

Significant cash outflows are expected to occur in the future regarding the income tax contingent liabilities. Efforts to resolve or settle certain tax issues are ongoing and may place substantial demands on the Company’s cash, cash equivalents, investments and other resources to fund any such resolution or settlement. The timing and amounts of any payments the Company may be required to make are uncertain, but the Company does not anticipate that it will make any material cash payments to settle any of the disputed items during 2009. See Note 20.

SUN-TIMES MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potential Cash Outflows Related to Operations

The Company’s cash flow is expected to continue to be cyclical, reflecting changes in economic conditions. The Company is dependent upon the Sun-Times News Group for operating cash flow. That cash flow in turn is dependent to a significant extent on the Sun-Times News Group’s ability to sell advertising in its Chicago area market. Advertising revenue for the Sun-Times News Group declined 16% during 2008 compared to 2007. Based on the Company’s assessment of market conditions in the Chicago area and the potential of these negative trends continuing, the Company has considered and may continue to consider a range of options to address the resulting significant shortfall in performance and cash flow and has suspended its dividend payments since the fourth quarter of 2006. As a result of continued declines in revenue, the deteriorating economic climate and the significant, pending tax liabilities, the Company has instituted the bankruptcy proceedings as discussed above.

(25)	Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2008 and 2007 are as follows:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)

Total operating revenue	$81,004	$82,971	$78,826	$81,049
Operating loss	$(25,768)	$(24,013)	$(227,775)	$(103,745)
Net loss	$(35,843)	$(37,751)	$(168,751)	$(111,154)
Net loss per basic share(a)	$(0.44)	$(0.46)	$(2.04)	$(1.34)
Net loss per diluted share	$(0.44)	$(0.46)	$(2.04)	$(1.34)

(1)	The Company completed the valuation of its property, plant and equipment pursuant to an impairment test undertaken in the third quarter. As a result of the valuation, the Company recognized an impairment charge of $71.9 million (before and after tax) of $0.87 per share.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Total operating revenue	$91,717	$94,744	$92,539	$93,258
Operating income (loss)	$5,679	$(80,639)	$(23,227)	$(42,034)
Income (loss) from continuing operations	$(4,823)	$527,980	$(193,991)	$(59,135)
Net income (loss)	$(4,823)	$527,980	$(192,392)	$(59,135)
Earnings (loss) from continuing operations per basic share	$(0.06)	$6.57	$(2.41)	$(0.73)
Earnings (loss) from continuing operations per diluted share	$(0.06)	$6.56	$(2.41)	$(0.73)
Net earnings (loss) per basic share(a)	$(0.06)	$6.57	$(2.39)	$(0.73)
Net earnings (loss) per diluted share	$(0.06)	$6.56	$(2.39)	$(0.73)

(a)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share does not necessarily equal the total for the year.